Form 10-Q
period 2013-06-30
FLUSHING FINANCIAL CORP
filed 2013-08-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2013 was 30,118,453.

i

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
Item 1.    Financial Statements

(Dollars in thousands, except per share data)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$42,196	$40,425
Securities available for sale:
Mortgage-backed securities ($15,040 and $24,911 at fair value pursuant to the fair value option at June 30, 2013 and December 31, 2012, respectively)	782,388	720,113
Other securities ($29,792 and $29,577 at fair value pursuant to the fair value option at June 30, 2013 and December 31, 2012 respectively)	258,335	229,453
Loans available for sale	335	5,313
Loans:
Multi-family residential	1,607,090	1,534,438
Commercial real estate	526,063	515,438
One-to-four family ― mixed-use property	605,254	637,353
One-to-four family ― residential	196,318	198,968
Co-operative apartments	9,335	6,303
Construction	11,450	14,381
Small Business Administration	8,565	9,496
Taxi medallion	5,114	9,922
Commercial business and other	306,897	295,076
Net unamortized premiums and unearned loan fees	12,016	12,746
Allowance for loan losses	(32,355)	(31,104)
Net loans	3,255,747	3,203,017
Interest and dividends receivable	17,380	17,917
Bank premises and equipment, net	21,380	22,500
Federal Home Loan Bank of New York stock	47,420	42,337
Bank owned life insurance	107,910	106,244
Goodwill	16,127	16,127
Core deposit intangible	234	468
Other assets	49,764	47,502
Total assets	$4,599,216	$4,451,416

LIABILITIES
Due to depositors:
Non-interest bearing	$173,953	$155,789
Interest-bearing:
Certificate of deposit accounts	1,165,157	1,253,229
Savings accounts	272,151	288,398
Money market accounts	197,123	148,618
NOW accounts	1,221,346	1,136,599
Total interest-bearing deposits	2,855,777	2,826,844
Mortgagors' escrow deposits	40,805	32,560
Borrowed funds ($26,192 and $23,922 at fair value pursuant to the fair value option at June 30, 2013 and December 31, 2012, respectively)	883,864	763,105
Securities sold under agreements to repurchase	175,300	185,300
Other liabilities	46,792	45,453
Total liabilities	4,176,491	4,009,051

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June 30, 2013 and December 31, 2012; 30,103,613 shares and 30,743,329 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	315	315
Additional paid-in capital	200,278	198,314
Treasury stock, at average cost (1,426,982 shares and 787,266 shares at June 30, 2013 and December 31, 2012, respectively)	(20,979)	(10,257)
Retained earnings	250,192	241,856
Accumulated other comprehensive income (loss), net of taxes	(7,081)	12,137
Total stockholders' equity	422,725	442,365

Total liabilities and stockholders' equity	$4,599,216	$4,451,416

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30 ,
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Interest and dividend income
Interest and fees on loans	$42,861	$46,123	$85,801	$92,683
Interest and dividends on securities:
Interest	7,174	8,045	14,128	15,676
Dividends	236	205	411	412
Other interest income	24	11	41	28
Total interest and dividend income	50,295	54,384	100,381	108,799

Interest expense
Deposits	8,093	10,225	16,384	21,135
Other interest expense	4,906	5,872	12,555	12,032
Total interest expense	12,999	16,097	28,939	33,167

Net interest income	37,296	38,287	71,442	75,632
Provision for loan losses	3,500	5,000	9,500	11,000
Net interest income after provision for loan losses	33,796	33,287	61,942	64,632

Non-interest income (loss)
Other-than-temporary impairment ("OTTI") charge	(1,221)	(6,218)	(1,221)	(6,218)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	718	5,442	718	5,442
Net OTTI charge recognized in earnings	(503)	(776)	(503)	(776)
Loan fee income	817	634	1,425	1,100
Banking services fee income	411	409	843	864
Net gain on sale of loans	152	39	143	39
Net gain from sale of securities	18	-	2,876	-
Net loss from fair value adjustments	(308)	(562)	(431)	(1,010)
Federal Home Loan Bank of New York stock dividends	401	338	815	723
Bank owned life insurance	841	689	1,666	1,385
Other income	370	337	713	661
Total non-interest income	2,199	1,108	7,547	2,986

Non-interest expense
Salaries and employee benefits	10,961	10,457	23,194	21,498
Occupancy and equipment	1,856	1,918	3,716	3,848
Professional services	1,515	1,553	3,133	3,275
FDIC deposit insurance	786	1,087	1,777	2,104
Data processing	1,099	1,051	2,142	2,027
Depreciation and amortization	734	785	1,501	1,619
Other real estate owned/foreclosure expense	444	595	1,112	1,307
Other operating expenses	2,818	2,793	6,057	6,097
Total non-interest expense	20,213	20,239	42,632	41,775

Income before income taxes	15,782	14,156	26,857	25,843

Provision for income taxes
Federal	4,663	4,236	8,124	7,860
State and local	1,492	1,283	2,350	2,217
Total taxes	6,155	5,519	10,474	10,077

Net income	$9,627	$8,637	$16,383	$15,766

Basic earnings per common share	$0.32	$0.28	$0.54	$0.52
Diluted earnings per common share	$0.32	$0.28	$0.54	$0.52
Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Comprehensive Income
Net income	$9,627	$8,637	$16,383	$15,766
Amortization of actuarial losses	174	149	348	298
Amortization of prior service credits	(6)	(7)	(12)	(13)
OTTI charges included in income	283	437	283	437
Unrealized gains (losses) on securities, net	(15,634)	2,052	(19,837)	3,269
Comprehensive income (loss)	$(5,556)	$11,268	$(2,835)	$19,757

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,383	$15,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,500	11,000
Depreciation and amortization of bank premises and equipment	1,501	1,619
Net gain on sale of loans	(143)	(39)
Net gain on sale of securities	(2,876)	-
Amortization of premium, net of accretion of discount	3,750	3,210
Net loss from fair value adjustments	431	1,010
OTTI charge recognized in earnings	503	776
Income from bank owned life insurance	(1,666)	(1,385)
Stock-based compensation expense	2,400	2,219
Deferred compensation	(509)	(304)
Amortization of core deposit intangibles	234	234
Excess tax benefit from stock-based payment arrangements	(324)	(78)
Deferred income tax (benefit) provision	148	(485)
Decrease in prepaid FDIC assessment	3,287	1,953
Increase in other liabilities	7,307	4,136
Decrease (increase) in other assets	572	(3,833)
Net cash provided by operating activities	40,498	35,799

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(381)	(708)
Net purchase of Federal Home Loan Bank of New York shares	(5,083)	(6,602)
Purchases of securities available for sale	(303,694)	(225,430)
Proceeds from maturities and prepayments of securities available for sale	182,481	82,286
Net (originations) and repayments of loans	(77,337)	(37,967)
Purchases of loans	(452)	(3,456)
Proceeds from sale of real estate owned	2,834	1,229
Proceeds from sale of delinquent loans	20,891	16,494
Net cash used in investing activities	(180,741)	(174,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	18,164	21,003
Net increase (decrease) in interest-bearing deposits	28,362	(37,243)
Net increase in mortgagors' escrow deposits	8,245	6,094
Net proceeds from short-term borrowed funds	38,000	60,740
Proceeds from long-term borrowings	149,837	162,518
Repayment of long-term borrowings	(79,911)	(80,000)
Purchases of treasury stock	(13,363)	(2,223)
Excess tax benefit from stock-based payment arrangements	324	78
Proceeds from issuance of common stock upon exercise of stock options	235	814
Cash dividends paid	(7,879)	(7,931)
Net cash provided by financing activities	142,014	123,850

Net increase (decrease) in cash and cash equivalents	1,771	(14,505)
Cash and cash equivalents, beginning of period	40,425	55,721
Cash and cash equivalents, end of period	$42,196	$41,216

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$28,319	$32,879
Income taxes paid	10,732	11,573
Taxes paid if excess tax benefits were not tax deductible	11,056	11,651
Non-cash activities:
Loans transferred to real estate owned	2,758	1,632
Loans provided for the sale of real estate owned	2,583	1,428
Loans held for investment transferred to available for sale	7,525	740
Loans held for sale transferred to loans held for investment	2,214	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the six months ended June 30,
(Dollars in thousands, except per share data)	2013	2012

Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$198,314	$195,628
Award of common shares released from Employee Benefit Trust (137,346 and 150,564 common shares for the six months ended June 30, 2013 and 2012, respectively)	1,556	1,398
Shares issued upon vesting of restricted stock unit awards (120,014 and 113,072 common shares for the six months ended June 30, 2013 and 2012, respectively)	160	317
Issuance upon exercise of stock options (96,925 and 102,540 common shares for the six months ended June 30, 2013 and 2012, respectively)	116	97
Stock-based compensation activity, net	(192)	191
Stock-based income tax benefit	324	78
Balance, end of period	$200,278	$197,709
Treasury Stock
Balance, beginning of period	$(10,257)	$(7,355)
Purchases of shares outstanding(806,092 and130,900 common shares for the six months ended June 30, 2013, and 2012, respectively)	(12,609)	(1,721)
Shares issued upon vesting of restricted stock unit awards (176,456 and 142,022 common shares for the six months ended June 30, 2013 and 2012, respectively)	2,335	1,684
Issuance upon exercise of stock options (151,355 and 113,020 common shares for the six months ended June 30, 2013 and 2012, respectively)	2,056	1,356
Purchases of shares to fund options exercised (112,332 and 40,866 common shares for the six months ended June 30, 2013 and 2012, respectively)	(1,750)	(548)
Repurchase of shares to satisfy tax obligations (49,103 and 38,121 common shares for the six months ended June 30, 2013 and 2012, respectively)	(754)	(502)
Balance, end of period	$(20,979)	$(7,086)
Retained Earnings
Balance, beginning of period	$241,856	$223,510
Net income	16,383	15,766
Cash dividends declared and paid on common shares ($0.26 per common share for the six months ended June 30, 2013 and 2012, respectively)	(7,879)	(7,931)
Issuance upon exercise of stock options (54,160 and 10,480 common shares for the six months ended June 30, 2013 and 2012, respectively)	(69)	(23)
Shares issued upon vesting of restricted stock unit awards (56,242 and 28,950 common shares for the six months ended June 30, 2013 and 2012, respectively)	(99)	(98)
Balance, end of period	$250,192	$231,224
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$12,137	$4,813
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately $14,140 and ($2,566) for the six months ended June 30, 2013 and 2012, respectively	(18,218)	3,269
Amortization of actuarial losses, net of taxes of approximately ($270) and ($233) for the six months ended June 30, 2013 and 2012, respectively	348	298
Amortization of prior service credits, net of taxes of approximately $10 for both six month periods ended June 30, 2013 and 2012)	(12)	(13)
OTTI charges included in income, net of taxes of approximately ($220) and ($339) for the six months ended June 30, 2013 and 2012, respectively)	283	437
Reclassification adjustment for gains included in net income, net of tax of approximately $1,257 for the six months ended June 30, 2013	(1,619)	-
Balance, end of period	$(7,081)	$8,804

Total Stockholders' Equity	$422,725	$430,966

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

Flushing Financial Corporation (the “Holding Company”), a Delaware corporation, is a bank holding company. On February 28, 2013 the Holding Company’s wholly owned subsidiary Flushing Savings Bank, FSB (the “Savings Bank”), merged with and into Flushing Commercial Bank (the “Merger”). Flushing Commercial Bank was the surviving entity of the Merger and its name was changed to Flushing Bank.  References herein to the “Bank” mean the Savings Bank (including its wholly owned subsidiary, Flushing Commercial Bank) prior to the Merger and the surviving entity after the Merger. The Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., are collectively herein referred to as “we,” "us," “our” and the “Company.”

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share has been computed based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income, as reported	$9,627	$8,637	$16,383	$15,766
Divided by:
Weighted average common shares outstanding	30,213	30,472	30,330	30,434
Weighted average common stock equivalents	22	20	27	22
Total weighted average common shares outstanding and common stock equivalents	30,235	30,492	30,357	30,456

Basic earnings per common share	$0.32	$0.28	$0.54	$0.52
Diluted earnings per common share (1)	$0.32	$0.28	$0.54	$0.52
Dividend payout ratio	40.6%	46.4%	48.1%	50.0%

(1)
For the three and six months ended June 30, 2013, options to purchase 542,340 shares at an average exercise price of $17.66 were not included in the computation of diluted earnings per common share as they are anti-dilutive. For the three and six months ended June 30, 2012, options to purchase 720,865 shares at an average exercise price of $16.71 were not included in the computation of diluted earnings per common share as they are anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three and six months ended June 30, 2013 and 2012. Securities available for sale are recorded at fair value.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2013:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$128,480	$131,665	$3,890	$705
Municipals	94,859	90,607	-	4,252
Mutual funds	21,496	21,496	-	-
Other	17,858	14,567	-	3,291
Total other securities	262,693	258,335	3,890	8,248
REMIC and CMO	521,549	525,094	11,091	7,546
GNMA	44,266	46,484	2,569	351
FNMA	198,488	195,866	2,742	5,364
FHLMC	14,838	14,944	239	133
Total mortgage-backed securities	779,141	782,388	16,641	13,394
Total securities available for sale	$1,041,834	$1,040,723	$20,531	$21,642

Mortgage-backed securities shown in the table above include three private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $16.5 million and $16.6 million, respectively, at June 30, 2013.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2013:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$43,834	$705	$43,834	$705	$-	$-
Municipals	81,280	4,252	81,280	4,252	-	-
Other	6,271	3,291	-	-	6,271	3,291
Total other securities	131,385	8,248	125,114	4,957	6,271	3,291
REMIC and CMO	225,023	7,546	205,880	6,090	19,143	1,456
GNMA	9,801	351	9,801	351	-	-
FNMA	106,512	5,364	106,512	5,364	-	-
FHLMC	8,055	133	8,055	133	-	-

Total mortgage-backed securities	349,391	13,394	330,248	11,938	19,143	1,456
Total securities available for sale	$480,776	$21,642	$455,362	$16,895	$25,414	$4,747

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company reviewed each investment that had an unrealized loss at June 30, 2013. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

The Company evaluates its pooled trust preferred securities, included in the table above in the row labeled “Other”, using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty.  For single issuer trust preferred securities, the Company evaluates the issuer’s financial condition. The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities and related collateral, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage. In addition, private issue CMOs are evaluated using an impairment model through an independent third party. When an OTTI is identified, the portion of the impairment that is credit related is determined by management using the following methods: (1) for pooled trust preferred securities, the credit related impairment is determined by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings; (2) for mortgage-backed securities, credit related impairment is determined for each security by estimating losses based on a set of assumptions of the related collateral, which includes delinquency and foreclosure levels, projected losses at various loss severity levels, credit enhancement and coverage; and (3) for private issue CMOs, through an impairment model from an independent third party and then recording those estimated losses as a credit related loss against earnings.

Corporate:
The unrealized losses in Corporate securities at June 30, 2013 consist of losses on five Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Municipals:
The unrealized losses in Municipal securities at June 30, 2013, consist of losses on 25 municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Other Securities:
The unrealized losses in Other Securities at June 30, 2013, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of the single issuer trust preferred security and each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) two issuers totaling $21.5 million will prepay in the second quarter of 2015; (2) senior classes will not call the debt on their portions; and (3) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security.

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

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above and, in the opinion of management based on the review performed at June 30, 2013, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, the Company held five trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the remaining three trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at June 30, 2013. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults (1)
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
			(Dollars in thousands)

Single issuer	n/a	1	$300	$291	$-	None	None	BB-
Pooled issuer	B1	17	5,617	3,280	2,196	24.8%	0.0%	C
Pooled issuer	C1	16	3,645	2,700	1,542	21.3%	0.0%	C
Total			$9,562	$6,271	$3,738

(1)	Represents deferrals/defaults as a percentage of the original security and expected deferrals/defaults as a percentage of performing issuers.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at June 30, 2013 consist of 10 issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 14 issues from the Federal National Mortgage Association (“FNMA”), two issues from the Government National Mortgage Association (“GNMA”) and five private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013.

The unrealized losses at June 30, 2013 on the five REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements and none are collateralized by sub-prime loans.  Currently, one of these securities is performing according to its terms, with four of these securities remitting less than the full principal amount due.  The principal loss for these four securities totaled $0.5 million for the six months ended June 30, 2013.  These losses were anticipated in the cumulative credit related OTTI charges recorded for these four securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the three and six months ended June 30, 2013 on four private issue CMOs of $1.2 million before tax, of which $0.5 million was charged against earnings in the Consolidated Statements of Income and $0.7 million before tax ($0.4 million after-tax) was recorded in AOCI.

The portion of the above mentioned OTTI, recorded during the three and six months ended June 30, 2013, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 6%-21%; (2) projected loss severity of 40%-50%; (3) assumed default rates of 6%-12% for the first 12 months, 2%-10% for the next 12 months, 2%-8% for the next 12 months and 2% thereafter; and (4) prepayment speeds of 6%-15%.

It is not anticipated at this time that the one private issue CMO, for which an OTTI charge during the three and six months ended June 30, 2013 was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment.  The security is performing according to its terms and in the opinion of management, will continue to perform according to its terms.  The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security.  Therefore, the Company did not consider this investment to be other-than-temporarily impaired at June 30, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

At June 30, 2013, the Company held five private issue CMOs which had a current credit rating of at least one rating below investment grade.

The following table details the five private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at June 30, 2013:

	Amortized	Fair	Outstanding	Cumulative OTTI Charges	Year of		Current Lowest	Collateral Located in:							Average FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	NJ	TX	CO	Score
	(Dollars in thousands)

1	$9,027	$9,084	$10,037	$3,705	2006	05/25/36	D	40%			16%				717
2	3,613	3,134	3,854	931	2006	08/19/36	D	54%						11%	738
3	4,301	3,964	4,661	1,108	2006	08/25/36	D	35%	15%						711
4	3,129	3,169	3,705	843	2006	08/25/36	D	42%	14%		12%		10%		723
5	4,051	3,579	4,327	222	2006	05/25/36	CC	21%		23%	12%	13%			709
Total	$24,121	$22,930	$26,584	$6,809

GNMA, FNMA and FHLMC:
The unrealized losses in GNMA, FNMA and FHLMC securities at June 30, 2013 consist of losses on one GNMA security, 14 FNMA securities and one FHLMC security. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013.

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of June 30, 2013, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Cumulative Credit OTTI Losses

Private issued CMO's (1)	$24,120	$22,929	$1,191	$2,455
Trust preferred securities (1)	9,262	5,980	3,282	3,738

Total	$33,382	$28,909	$4,473	$6,193

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
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the six months ended June 30, 2013
Beginning balance	$6,178

Recognition of actual losses	(488)
OTTI charges due to credit loss recorded in earnings	503
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-

Ending balance	$6,193

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at June 30, 2013, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$22,496	$22,496
Due after one year through five years	61,372	63,898
Due after five years through ten years	57,855	57,612
Due after ten years	120,970	114,329

Total other securities	262,693	258,335
Mortgage-backed securities	779,141	782,388

Total securities available for sale	$1,041,834	$1,040,723

The Company did not sell any securities during the three months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, as part of a balance sheet restructuring, the Company sold $68.5 million in mortgage-backed securities and recorded gross gains of $3.2 million and gross losses of $0.3 million.  The Company did not sell any securities during the six months ended June 30, 2012.  The Company used the specific identification method to calculate gross gains and losses from the sale of securities during the three and six months ended June 30, 2013 and 2012.

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

Mortgage-backed securities shown in the table above include two private issue CMOs that are collateralized by commercial real estate mortgages with amortized cost and market values of $15.2 million and $15.7 million, respectively, at December 31, 2012.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company maintains an allowance for loan losses at an amount, which in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. In assessing the adequacy of the Company's allowance for loan losses, management considers various factors such as, the current fair value of collateral for collateral dependent loans, the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing and classified loans, changes in the composition and volume of the gross loan portfolio and local and national economic conditions. The Company’s Board of Directors (the “Board of Directors”) reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

As of June 30, 2013, the Company utilized recent third party appraisals of the collateral to measure impairment for $78.4 million, or 73.6%, of collateral dependent impaired loans and used internal evaluations of the property’s value for $28.6 million, or 26.4%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At June 30, 2013, there were no commitments to lend additional funds to borrowers whose loans were modified as TDRs. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following table shows loans modified and classified as TDR during the three months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Commercial real estate	1	$488	Received a below market interest rate, loan amortization term extended and loan term extended	1	$3,920	Received a below market interest rate, loan amortization term extended and loan term extended
One-to-four family - mixed-use property	1	390	Received a below market interest rate, loan amortization term extended and loan term extended	2	759	Received a below market interest rate
Total	2	$878		3	$4,679

The following table shows loans modified and classified as TDR during the six months ended June 30, 2013 and 2012:

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Multi-family residential	1	$413	Received a below market interest rate and the loan amortization was extended	-	$-
Commercial real estate	2	761	Received a below market interest rate and the loan amortization was extended	3	5,307	Received a below market interest rate, loan amortization term extended and loan term extended
One-to-four family - mixed-use property	1	390	Received a below market interest rate and the loan amortization was extended	3	1,222	Received a below market interest rate
Commercial business and other	1	615	Received a below market interest rate and the loan term was extended	-	-
Total	5	$2,179		6	$6,529

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
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	11	$2,822	8	$2,347
Commercial real estate	7	9,327	5	8,499
One-to-four family - mixed-use property	8	2,712	7	2,336
One-to-four family - residential	1	369	1	374
Construction	1	1,916	1	3,805
Commercial business and other	3	3,109	2	2,540

Total performing troubled debt restructured	31	$20,255	24	$19,901

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	-	$-	2	$323
Commercial real estate	2	2,899	2	3,075
One-to-four family - mixed-use property	1	340	2	816
Construction	1	7,296	1	7,368

Total troubled debt restructurings that subsequently defaulted	4	$10,535	7	$11,582

During the six months ended June 30, 2013, there were no loans classified as performing TDR transferred to non-performing TDR not accruing interest.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Loans ninety days or more past due and still accruing:
One-to-four family - residential	$15	$-
Commercial Business and other	558	644
Total	573	644

Non-accrual mortgage loans:
Multi-family residential	19,273	13,095
Commercial real estate	12,676	15,640
One-to-four family - mixed-use property	10,937	16,553
One-to-four family - residential	12,158	13,726
Co-operative apartments	160	234
Construction	7,326	7,695
Total	62,530	66,943

Non-accrual non-mortgage loans:
Small Business Administration	445	283
Commercial Business and other	9,999	16,860
Total	10,444	17,143

Total non-accrual loans	72,974	84,086

Total non-accrual loans and loans ninety days or more past due and still accruing	$73,547	$84,730

The table above does not include $0.3 million and $5.3 million of Substandard loans held for sale at June 30, 2013 and December 31, 2012, respectively.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,697	$2,295	$3,510	$4,733
Less: Interest income included in the results of operations	220	218	496	492
Total foregone interest	$1,477	$2,077	$3,014	$4,241

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an aged analysis of our recorded investment in loans at June 30, 2013:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$17,221	$1,739	$19,273	$38,233	$1,568,857	$1,607,090
Commercial real estate	6,693	686	12,676	20,055	506,008	526,063
One-to-four family - mixed-use property	19,345	2,499	11,447	33,291	571,963	605,254
One-to-four family - residential	3,568	1,564	11,945	17,077	179,241	196,318
Co-operative apartments	-	-	160	160	9,175	9,335
Construction loans	-	-	7,326	7,326	4,124	11,450
Small Business Administration	114	-	445	559	8,006	8,565
Taxi medallion	-	-	-	-	5,114	5,114
Commercial business and other	1	501	8,775	9,277	297,620	306,897
Total	$46,942	$6,989	$72,047	$125,978	$3,150,108	$3,276,086

The following table shows an aged analysis of our recorded investment in loans at December 31, 2012:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$24,059	$4,828	$13,095	$41,982	$1,492,456	$1,534,438
Commercial real estate	9,764	3,622	15,639	29,025	486,413	515,438
One-to-four family - mixed-use property	21,012	3,368	16,554	40,934	596,419	637,353
One-to-four family - residential	3,407	2,010	13,602	19,019	179,949	198,968
Co-operative apartments	-	-	234	234	6,069	6,303
Construction loans	2,462	-	7,695	10,157	4,224	14,381
Small Business Administration	404	-	283	687	8,809	9,496
Taxi medallion	-	-	-	-	9,922	9,922
Commercial business and other	2	5	15,601	15,608	279,468	295,076
Total	$61,110	$13,833	$82,703	$157,646	$3,063,729	$3,221,375

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Charge-off's	2,749	734	3,135	691	74	304	337	-	864	8,888
Recoveries	65	293	111	106	4	-	60	-	-	639
Provision	2,641	620	3,498	685	123	434	269	-	1,230	9,500
Ending balance	$12,958	$5,884	$6,434	$2,099	$99	$196	$497	$7	$4,181	$32,355
Ending balance: individually evaluated for impairment	$272	$290	$693	$60	$-	$34	$-	$-	$377	$1,726
Ending balance: collectively evaluated for impairment	$12,080	$5,549	$6,121	$2,117	$141	$163	$463	$7	$3,911	$30,552

Financing Receivables:
Ending balance	$1,607,090	$526,063	$605,254	$196,318	$9,335	$11,450	$8,565	$5,114	$306,897	$3,276,086
Ending balance: individually evaluated for impairment	$26,012	$34,895	$19,146	$14,530	$266	$9,710	$483	$-	$7,551	$112,593
Ending balance: collectively evaluated for impairment	$1,581,078	$491,168	$586,108	$181,788	$9,069	$1,740	$8,082	$5,114	$299,346	$3,163,493

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the six month period ended June 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$22,976	$26,127	$-	$23,307	$43
Commercial real estate	26,950	27,728	-	22,913	203
One-to-four family mixed-use property	14,529	17,301	-	14,852	82
One-to-four family residential	14,161	18,272	-	14,669	49
Co-operative apartments	266	384	-	267	4
Construction	7,794	12,518	-	7,815	-
Non-mortgage loans:
Small Business Administration	483	554	-	494	1
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,547	4,008	-	7,991	21

Total loans with no related allowance recorded	89,706	106,892	-	92,308	403

With an allowance recorded:
Mortgage loans:
Multi-family residential	3,036	3,037	272	2,747	84
Commercial real estate	7,945	8,011	290	7,308	174
One-to-four family mixed-use property	4,617	4,616	693	4,102	115
One-to-four family residential	369	369	60	371	7
Co-operative apartments	-	-	-	-	-
Construction	1,916	1,916	34	2,527	32
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	5,004	5,004	377	4,720	127

Total loans with an allowance recorded	22,887	22,953	1,726	21,775	539

Total Impaired Loans:
Total mortgage loans	$104,559	$120,279	$1,349	$100,878	$793

Total non-mortgage loans	$8,034	$9,566	$377	$13,205	$149

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
 The following table sets forth the recorded investment in loans designated as Criticized or Classified at June 30, 2013:
(In thousands)	Special Mention	Substandard (1)	Doubtful	Loss	Total

Multi-family residential	$10,523	$23,600	$-	$-	$34,123
Commercial real estate	7,578	24,638	-	-	32,216
One-to-four family - mixed-use property	10,829	17,089	-	-	27,918
One-to-four family - residential	2,133	14,161	-	-	16,294
Co-operative apartments	-	266	-	-	266
Construction loans	1,916	7,794	-	-	9,710
Small Business Administration	323	108	-	-	431
Commercial business and other	2,206	15,093	425	-	17,724
Total loans	$35,508	$102,749	$425	$-	$138,682

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2012:

(In thousands)	Special Mention	Substandard (1)	Doubtful	Loss	Total

Multi-family residential	$16,345	$19,327	$-	$-	$35,672
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	24,635	-	-	37,739
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	$53,044	$116,633	$1,324	$-	$171,001

(1)	The tables above do not include $0.3 million and $5.3 million of Substandard loans held for sale at June 30, 2013 and December 31, 2012, respectively.

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the six months ended June 30
(In thousands)	2013	2012

Balance, beginning of period	$31,104	$30,344
Provision for loan losses	9,500	11,000
Charge-off's	(8,888)	(10,883)
Recoveries	639	438

Balance, end of period	$32,355	$30,899

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following table shows net loan charge-offs (recoveries) for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Multi-family residential	$1,207	$1,078	$2,684	$2,082
Commercial real estate	(160)	387	441	2,097
One-to-four family – mixed-use property	471	838	3,024	2,250
One-to-four family – residential	(75)	44	585	869
Co-operative apartments	(4)	1	70	43
Construction	70	2,207	304	2,441
Small Business Administration	103	138	277	242
Commercial business and other	560	26	864	421
Total net loan charge-offs	$2,172	$4,719	$8,249	$10,445

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $50.2 million and $227.4 million, respectively, at June 30, 2013.

6.	Loans held for sale

The following table shows our loans held for sale at the lower of cost or estimated fair value for the periods indicated:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Number of loans	Carrying Value	Number of loans	Carrying Value

Multi-family residential	-	$-	4	$3,442
One-to-four family - mixed-use property	1	335	4	1,871

Total	1	$335	8	$5,313

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended June 30, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	9	$2,447	$(468)	$-
Commercial real estate	5	2,349	(18)	-
One-to-four family - mixed-use property	24	5,589	(70)	-

Total	38	$10,385	$(556)	$-

The above table does not include the sale of one performing commercial real estate loan for $2.4 million, resulting in a net gain of $184,000 during the three months ended June 30, 2013.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended June 30, 2012
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	6	$3,103	$(207)	$31
Commercial real estate	3	2,191	(117)	-
One-to-four family - mixed-use property	5	2,163	(398)	-
Commercial business and other	1	499	-	8

Total	15	$7,956	$(722)	$39

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the six months ended June 30, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	15	$7,059	$(576)	$6
Commercial real estate	7	3,464	(94)	-
One-to-four family - mixed-use property	30	7,961	(110)	(15)
Commercial business and other	2	66	(185)	-

Total	54	$18,550	$(965)	$(9)

The above table does not include the sale of one performing commercial real estate loan for $2.4 million, resulting in a net gain of $184,000 during the six months ended June 30, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the six months ended June 30, 2012
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	12	$7,071	$(388)	$31
Commercial real estate	6	3,869	(368)	-
One-to-four family - mixed-use property	9	3,443	(798)	-
Construction	3	2,540	(57)	-
Commercial business and other	2	714	(136)	8

Total	32	$17,637	$(1,747)	$39

7.	Other Real Estate Owned

The following represents Other Real Estate Owned (“OREO”) activity during the periods indicated:

	For the six months ended June 30,
	2013	2012
	(In thousands)

Balance at beginning of period	$5,278	$3,179
Acquisitions	2,758	1,632
Write-down of carrying value	(180)	(204)
Sales	(5,265)	(2,513)

Balance at end of period	$2,591	$2,094

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Gross gains	$40	$-	$240	$45
Gross losses	(66)	(78)	(88)	(188)
Write-down of carrying value	(115)	(116)	(180)	(204)

Total	$(141)	$(194)	$(28)	$(347)

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.	Stock-Based Compensation

For the three months ended June 30, 2013 and 2012, the Company’s net income, as reported, included $0.4 million and $0.7 million, respectively, of stock-based compensation costs and $0.2 million and $0.3 million, respectively, of income tax benefits related to the stock-based compensation plans.  For the six months ended June 30, 2013 and 2012, the Company’s net income, as reported, included $2.4 million and $2.2 million, respectively, of stock-based compensation costs and $0.9 million and $0.9 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the six months ended June 30, 2013 and 2012, the Company granted 243,645 and 230,675 restricted stock units, respectively. There were no stock options granted during the six months  ended June 30, 2013 and 2012.  There were no stock options or restricted stock units granted during the three months ended June 30, 2013 and 2012.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders of the Company approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards. As of June 30, 2013, there were 362,056 shares available for full value awards and 56,620 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the six months ended June 30, 2013:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2012	318,051	$13.35
Granted	243,645	15.26
Vested	(185,330)	14.46
Forfeited	(16,095)	14.27
Non-vested at June 30, 2013	360,271	$14.03

Vested but unissued at June 30, 2013	217,435	$14.15

As of June 30, 2013, there was $4.3 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.  The total fair value of awards vested for the three months ended June 30, 2013 and 2012 were $0.2 million and $0.8 million, respectively.  The total fair value of awards vested for the six months ended June 30, 2013 and 2012 were $2.8 million and $2.7 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the six months ended June 30, 2013:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)*

Outstanding at December 31, 2012	770,355	$15.92
Granted	-	-
Exercised	(151,355)	13.11
Forfeited	(180)	12.08
Outstanding at June 30, 2013	618,820	$16.61	2.9	$560
Exercisable shares at June 30, 2013	596,520	$16.92	2.8	$381
Vested but unexercisable shares at June 30, 2013	8,100	$8.44	5.6	$65

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of June 30, 2013, there was $11,000 of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.6 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash proceeds, fair value received, tax benefits, intrinsic value related to stock options exercised and the weighted average grant date fair value for options granted during the six months ended June 30, 2013 are provided in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Proceeds from stock options exercised	$212	$570	$235	$814
Fair value of shares received upon exercised of stock options	937	-	1,574	548
Tax benefit related to stock options exercised	115	3	168	27
Intrinsic value of stock options exercised	203	16	377	130

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President and above and completed one year of service.  However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the phantom stock plan.  Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his or her interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2013:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2012	50,067	$15.34
Granted	9,051	15.62
Forfeited	-	-
Distributions	(500)	16.26
Outstanding at June 30, 2013	58,618	$16.45
Vested at June 30, 2013	58,325	$16.45

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($21,000) and $15,000 for the three months ended June 30, 2013 and 2012, respectively. The total fair value of the distributions from the Phantom Stock Plan was $8,000 and $5,000 for the three months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense for the Phantom Stock Plan of $78,000 and $57,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the six months ended June 30, 2013 and 2012 were $8,000 and $6,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012

Employee Pension Plan:
Interest cost	$207	$220	$414	$440
Amortization of unrecognized loss	306	263	612	526
Expected return on plan assets	(315)	(310)	(630)	(620)
Net employee pension expense	$198	$173	$396	$346

Outside Director Pension Plan:
Service cost	$21	$20	$42	$40
Interest cost	24	28	48	56
Amortization of unrecognized gain	(9)	(7)	(18)	(14)
Amortization of past service liability	9	9	18	18
Net outside director pension expense	$45	$50	$90	$100

Other Postretirement Benefit Plans:
Service cost	$112	$100	$224	$200
Interest cost	55	54	110	108
Amortization of unrecognized loss	12	10	24	20
Amortization of past service credit	(20)	(21)	(40)	(42)
Net other postretirement expense	$159	$143	$318	$286

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2012 that it expects to contribute $0.8 million to the Company’s Employee Pension Plan (the “Employee Pension Plan”) and $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2013. As of June 30, 2013, the Company has contributed $0.5 million to the Employee Pension Plan, $49,000 to the Outside Director Pension Plan and $29,000 to the Other Postretirement Benefit Plans. As of June 30, 2013, the Company has not revised its expected contributions for the year ending December 31, 2013.

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2013, the Company carried financial assets and financial liabilities under the fair value option with fair values of $44.8 million and $26.2 million, respectively. At December 31, 2012, the Company carried financial assets and financial liabilities under the fair value option with fair values of $54.5 million and $23.9 million, respectively. During the six months ended June 30, 2013, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the six months ended June 30, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods indicated:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(Dollars in thousands)	2013	2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Mortgage-backed securities	$15,040	$24,911	$(169)	$(143)	$(531)	$(161)
Other securities	29,792	29,577	(220)	5	53	246
Borrowed funds	26,192	23,922	(1,456)	1,734	(2,275)	1,905
Net gain (loss) from fair value adjustments (1) (2)			$(1,845)	$1,596	$(2,753)	$1,990

(1)
The net gain (loss) from fair value adjustments presented in the above table does not include net gains of $1.5 million and net losses of $2.2 million for the three months ended June 30, 2013 and 2012, respectively, from the change in the fair value of interest rate caps/swaps.

(2)
The net gain (loss) from fair value adjustments presented in the above table does not include net gains of $2.3 million and net losses of $3.0 million for the six months ended June 30, 2013 and 2012, respectively, from the change in the fair value of interest rate caps/swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at June 30, 2013 and December 31, 2012.  The fair value of borrowed funds includes accrued interest payable of $0.1 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at June 30, 2013 and December 31, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2013, Level 2 included mortgage related securities, corporate debt and interest rate caps/swaps. At December 31, 2012, Level 2 included mortgage related securities, corporate debt and interest rate caps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At June 30, 2013 and December 31, 2012, Level 3 includes REMIC and CMO securities, municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at June 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
Assets:
Mortgage-backed Securities	$-	$-	$759,458	$696,638	$22,930	$23,475	$782,388	$720,113
Other securities	-	-	240,641	213,374	17,694	16,079	258,335	229,453
Interest rate caps	-	-	8	19	-	-	8	19
Interest rate swaps	-	-	646	3	-	-	646	3

Total assets	$-	$-	$1,000,753	$910,034	$40,624	$39,554	$1,041,377	$949,588

Liabilities:
Borrowings	$-	$-	$-	$-	$26,192	$23,922	$26,192	$23,922
Interest rate swaps	-	-	-	1,922	-	-	-	1,922

Total liabilities	$-	$-	$-	$1,922	$26,192	$23,922	$26,192	$25,844

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the six months ended June 30, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$23,475	$9,429	$6,650	$23,922
Transfer into Level 3	-	-	-	-
Net gain from fair value adjustment of financial assets	-	-	512	-
Net loss from fair value adjustment of financial liabilities	-	-	-	2,275
Decrease in accrued interest payable	-	-	-	(5)
Other-than-temporary impairment charge	(503)	-	-	-
Change in unrealized gains (losses) included in other comprehensive income	(42)	(102)	1,205	-
Ending balance	$22,930	$9,327	$8,367	$26,192

Changes in unrealized held at period end	$(42)	$(102)	$1,205	$-

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of June 30, 2013:

June 30, 2013	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:
			Spread to index	2.4%	-	4.3%	(3.4%)
			Loss Severity	40.0%	-	70.0%	(55.6%)
			Prepayment speeds	1.0%	-	10.0%	(6.9%)
			Defaults	3.0%	-	11.1%	(8.0%)
REMIC and CMO	$22,930	Discounted cash flows	Average Life (years)	4.1	-	7.5	(5.4)

Municipals	$9,327	Discounted cash flows	Discount rate	0.4%	-	4.0%	(3.6%)

			Discount rate	8.0%	-	16.1%	(11.6%)
			Prepayment assumptions	0%	-	45.5%	(33.3%)
Trust Preferred Securities	$8,367	Discounted cash flows	Defaults	0%	-	17.3%	(9.2%)

Liabilities:

Junior subordinated debentures	$26,192	Discounted cash flows	Discount rate	8.0%	-	8.0%	(8.0%)

The significant unobservable inputs used in the fair value measurement of the Company’s REMIC and CMO securities valued under Level 3 are the spread to an index, loss severity, default rate, prepayment speeds and the average life of the security. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement.

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

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at June 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
Assets:
Loans held for sale	$-	$-	$-	$-	$335	$5,313	$335	$5,313
Impaired loans	-	-	-	-	38,778	49,703	38,778	49,703
Other Real Estate Owned	-	-	-	-	2,591	5,278	2,591	5,278

Total assets	$-	$-	$-	$-	$41,704	$60,294	$41,704	$60,294

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of June 30, 2013:

June 30, 2013	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Loans held for sale	$335	Fair value of collateral	Loss severity discount			24.4%	(24.4%)
Impaired loans	$38,778	Fair value of collateral	Loss severity discount	0.5%	-	89.5%	(32.9%)
Other real estate owned	$2,591	Fair value of collateral	Loss severity discount	0.0%	-	80.7%	(16.1%)

The Company carries its Loans held for sale and OREO at the expected sales price less selling costs.

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

The estimated fair value of each material class of financial instruments at June 30, 2013 and December 31, 2012 and the related methods and assumptions used to estimate fair value are as follows:

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

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or for collateral dependent loans 85% of the appraised or internally estimated value of the property. (Level 3 input).

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

At June 30, 2013 and December 31, 2012, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at June 30, 2013:

	June 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$42,196	$42,196	$42,196	$-	$-
Mortgage-backed Securities	782,388	782,388	-	759,458	22,930
Other securities	258,335	258,335	-	240,641	17,694
Loans held for sale	335	335	-	-	335
Loans	3,288,102	3,360,672	-	-	3,360,672
FHLB-NY stock	47,420	47,420	-	47,420	-
Interest rate caps	8	8	-	8	-
Interest rate swaps	646	646	-	646	-
OREO	2,591	2,591	-	-	2,591

Total assets	$4,422,021	$4,494,591	$42,196	$1,048,173	$3,404,222

Liabilities:
Deposits	$3,070,535	3,095,664	$1,905,378	$1,190,286	$-
Borrowings	1,059,164	1,082,202	-	1,056,010	26,192

Total liabilities	$4,129,699	$4,177,866	$1,905,378	$2,246,296	$26,192

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

At June 30, 2013 and December 31, 2012, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At June 30, 2013, derivatives with a combined notional amount of $118.0 million are not designated as hedges and a derivative with a notional amount of $4.3 million is designated as a fair value hedge. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.  The portions of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2013:

	Notional Amount	Purchase Price	Net Carrying Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$8
Interest rate swaps (non-hedge)	18,000	-	395
Interest rate swaps (hedge)	4,259	-	251
Total derivatives	$122,259	$9,035	$654

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2012:

	Notional Amount	Purchase Price	Net Carrying (1) Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$19
Interest rate swaps (non-hedge)	18,000	-	(1,922)
Interest rate swaps (hedge)	4,300	-	3
Total derivatives	$122,300	$9,035	$(1,900)

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012

Financial Derivatives:
Interest rate caps	$(8)	$(114)	$(11)	$(262)
Interest rate swaps	1,545	(2,044)	2,333	(2,738)
Net Gain (loss) (1)	$1,537	$(2,158)	$2,322	$(3,000)

(1)	Net gains and (losses) are recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.

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

 Income tax provisions are summarized as follows:

	For the Three months ended June 30,		For the Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Federal:
Current	$5,187	$5,097	$8,021	$8,229
Deferred	(524)	(861)	103	(369)
Total federal tax provision	4,663	4,236	8,124	7,860
State and Local:
Current	1,724	1,620	2,305	2,333
Deferred	(232)	(337)	45	(116)
Total state and local tax provision	1,492	1,283	2,350	2,217

Total income tax provision	$6,155	$5,519	$10,474	$10,077

The income tax provision in the Consolidated Statements of Income has been provided at an effective rate of 39.0% for all periods presented in the table above.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended June 30,				For the six months ended June 30,
(dollars in thousands)	2013		2012		2013		2012

Taxes at federal statutory rate	$5,524	35.0%	$4,955	35.0%	$9,400	35.0%	9,045	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	970	6.1	835	5.9	1,528	5.7	1,442	5.6
Other	(339)	(2.1)	(271)	(1.9)	(454)	(1.7)	(410)	(1.6)
Taxes at effective rate	$6,155	39.0%	$5,519	39.0%	$10,474	39.0%	$10,077	39.0%

The Company has recorded a deferred tax asset of $34.4 million at June 30, 2013, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $20.4 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at June 30, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

13.	Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the six months ended June 30, 2013:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$18,921	$(6,784)	$12,137
Other comprehensive income before reclassifications, net of tax	(18,218)	-	$(18,218)

Amounts reclassified from accumulated other comprehensive income, net of tax	(1,336)	336	(1,000)

Net current period other comprehensive income, net of tax	(19,554)	336	(19,218)

Ending balance, net of tax	$(633)	$(6,448)	$(7,081)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the three months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$18		Net gain on sale of securities
	(8)		Tax expense
	$10		Net of tax

OTTI charges	$(503)		OTTI charge
	220		Tax benefit
	$(283)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(309)	(1)	Other expense
Prior service credits	11	(1)	Other expense
	(298)		Total before tax
	130		Tax benefit
	$(168)		Net of tax

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains losses on available for sale securities:	$2,876		Net gain on sale of securities
	(1,257)		Tax expense
	$1,619		Net of tax

OTTI charges	$(503)		OTTI charge
	220		Tax benefit
	$(283)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(618)	(1)	Other expense
Prior service credits	22	(1)	Other expense
	(596)		Total before tax
	260		Tax benefit
	$(336)		Net of tax

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

At June 30, 2013, the Bank exceeded each of the three capital requirements and is categorized as “well-capitalized” under the prompt corrective action regulations.  Set forth below is a summary of the Bank’s compliance:

(Dollars in thousands)	Amount	Percent of Assets

Core Capital:
Capital level	$433,594	9.62%
Well capitalized	225,402	5.00
Excess	208,192	4.62

Tier 1 Risk-Based Capital:
Capital level	$433,594	14.36%
Well capitalized	181,198	6.00
Excess	252,396	8.36

Risk-Based Capital:
Capital level	$465,949	15.43%
Well capitalized	301,996	10.00
Excess	163,953	5.43

As a result of its conversion to a bank holding company on February 28, 2013, the Holding Company became subject to the same regulatory capital requirements as the Bank. At June 30, 2013, the Holding Company’s Tier I (leverage) capital, Tier I risk-based capital and Total risk-based capital was 9.76%, 14.58%, and 15.66%, respectively.

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

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	continue our emphasis on the origination of multi-family residential mortgage loans;

•	continue our transition to a commercial banking institution;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	maintain asset quality;

•	manage deposit growth and maintain a low cost of funds through

▪	business banking deposits,
▪	municipal deposits through government banking, and
▪	new customer relationships via iGObanking.com®;

•	cross sell to lending and deposit customers;

•	take advantage of market disruptions to attract talent and customers from competitors;

•	manage interest rate risk and capital; and

•	manage enterprise-wide risk.

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

We saw continued improvement in non-performing assets, as they decreased by $13.2 million during the three months ended June 30, 2013. Charge-offs for the second quarter of 2013 were primarily due to sales of delinquent loans and our continued practice of obtaining updated appraisals, and recording charge-offs based on these up-to-date values as opposed to adding to the allowance for loan losses. Net charge-offs in the second quarter were $2.2 million. As a result, we do not carry non-performing loans at more than 85% of their current appraised value. This process has ensured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans, based upon current appraisals, was 55.7% at the end of the quarter.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net loans increased $85.6 million during the second quarter of 2013, as loan originations for the quarter totaled a record $251.7 million. Our loan pipeline at June 30, 2013 grew to $342.3 million from $211.4 million at December 31, 2012. Our lending departments continue to emphasize full relationship banking with our borrowers. Originations were focused on multi-family and commercial business loans, which represented 53% and 28%, respectively, of loan originations during the second quarter of 2013. We generally obtain full banking relationships with these borrowers.

Our net interest margin for the second quarter of 2013 was 3.49%, a decrease of five basis points from the first quarter of 2013, excluding the prepayment penalty on borrowings incurred in the first quarter. While we saw a decrease in our funding costs of seven basis points for the quarter, excluding the prepayment penalty on borrowings, the yield on interest-earning assets decreased 15 basis points, excluding prepayment penalty income on loans. In the current interest rate environment, new loans and securities are added at rates well below our portfolio average yield, and higher yielding loans and securities are prepaid.  We also continued to experience higher than average activity in loans refinancing during the second quarter of 2013, which further reduced the yield on our loan portfolio.

Net income for the six months ended June 30, 2013 was $16.4 million, an increase of $0.6 million, or 3.9%, compared to $15.8 million for the six months ended June 30, 2012. Diluted earnings per common share were $0.54 for the six months ended June 30, 2013, an increase of $0.02, or 3.9%, from $0.52 for the six months ended June 30, 2012.

We recorded a provision for loan losses of $9.5 million for the six months ended June 30, 2013, which was a decrease of $1.5 million from $11.0 million recorded in the six months ended June 30, 2012. During the six months ended June 30, 2013, non-performing loans decreased $16.0 million to $73.9 million from $89.8 million at December 31, 2012. Net charge-offs for the six months ended June 30, 2013 totaled $8.2 million, or 52 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 55.7% at June 30, 2013. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the quarterly analysis of the allowance for loans losses, it was deemed necessary to record a $9.5 million provision for possible loan losses for the six months ended June 30, 2013. See “-ALLOWANCE FOR LOAN LOSSES.”

At June 30, 2013, the Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.62%, 14.36% and 15.43%, respectively. The Company is also subject to the same regulatory requirements.  At June 30, 2013, the Company’s capital ratios for Core, Tier 1 risk-based and Total risk-based capital ratios were 9.76%, 14.58% and 15.66%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

General.  Net income for the three months ended June 30, 2013 was $9.6 million, an increase of $1.0 million, or 11.5%, compared to $8.6 million for the three months ended June 30, 2012.  Diluted earnings per common share were $0.32 for the three months ended June 30, 2013, an increase of $0.04, or 14.0%, from $0.28 for the three months ended June 30, 2012.

Return on average equity was 8.8% for the three months ended June 30, 2013 compared to 8.1% for the three months ended June 30, 2012. Return on average assets was 0.8% for both of the three months ended June 30, 2013 and 2012.

Interest Income.  Total interest and dividend income decreased $4.1 million, or 7.5%, to $50.3 million for the three months ended June 30, 2013 from $54.4 million for the three months ended June 30, 2012. The decrease in interest income was attributable to a 53 basis point decline in the yield of interest-earning assets to 4.70% for the three months ended June 30, 2013 from 5.23% in the comparable prior year period combined with a $14.7 million decrease in the average balance of total loans to $3,189.4 million for the three months ended June 30, 2013, from $3,204.1 million for the comparable prior year period.  The 53 basis point decline in the yield of interest-earning assets was primarily due to a 38 basis point reduction in the yield of the loan portfolio to 5.38% for the three months ended June 30, 2013 from 5.76% for the three months ended June 30, 2012, combined with a 73 basis point decline in the yield on total securities to 2.85% for the three months ended June 30, 2013 from 3.58% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $14.7 million decrease in the average balance of the higher yielding loan portfolio for the three months ended June 30, 2013 and a $116.1 million  increase in the average balance of the lower yielding securities portfolio for the three months ended June 30, 2013. The 38 basis point decrease in the yield of the loan portfolio was primarily due to a decline in the rates earned on new loan originations, partially offset by an increase in prepayment penalty income during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The 73 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 39 basis points to 5.33% for the three months ended June 30, 2013 from 5.72% for the three months ended June 30, 2012.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $3.1 million, or 19.3%, to $13.0 million for the three months ended June 30, 2013 from $16.1 million for the three months ended June 30, 2012. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 35 basis points to 1.34% for the three months ended June 30, 2013 from 1.69% for the comparable prior year period, partially offset by an $88.0 million increase in the average balance of interest-bearing liabilities to $3,894.3 million for the three months ended June 30, 2013 from $3,806.3 million for the comparable prior year period.  The 35 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products and a shifting of deposit concentrations, as higher costing certificates of deposits average balance decreased $282.1 million to $1,144.0 million, while lower costing core deposits average balance increased $250.7 million to $1,798.5 million for the three months ended June 30, 2013.  Additionally, the cost of borrowed funds decreased 81 basis points to 2.19% for the three months ended June 30, 2013 from 3.00% for the comparable prior year period.  The decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates.  The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 21 basis points, six basis points, one basis point and seven basis points, respectively, for the three months ended June 30, 2013 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 27 basis points to 1.10% for the three months ended June 30, 2013 from 1.37% for the three months ended June 30, 2012.

Net Interest Income.  For the three months ended June 30, 2013, net interest income was $37.3 million, a decrease of $1.0 million, or 2.6%, from $38.3 million for the three months ended June 30, 2012. The decrease in net interest income was attributable to an 18 basis point decrease in the net-interest spread to 3.36% for the three months ended June 30, 2013 from 3.54% for the three months ended June 30, 2012, partially offset by the effect of an increase of $120.8 million in the average balance of interest-earning assets to $4,276.8 million for the three months ended June 30, 2013 from $4,156.0 million for the comparable prior year period.  The yield on interest-earning assets decreased 53 basis points to 4.70% for the three months ended June 30, 2013 from 5.23% for the three months ended June 30, 2012, while the cost of funds decreased 35 basis points to 1.34% for the three months ended June 30, 2013 from 1.69% for the comparable prior year period. The net interest margin decreased 19 basis points to 3.49% for the three months ended June 30, 2013 from 3.68% for the three months ended June 30, 2012. Excluding prepayment penalty income, the net interest margin would have decreased 24 basis points to 3.35% for the three months ended June 30, 2013 from 3.59% for the three months ended June 30, 2012.

Provision for Loan Losses.  A provision for loan losses of $3.5 million was recorded for the three months ended June 30, 2013, which was a decrease of $1.5 million, or 30.0%, from that recorded for the three months ended June 30, 2012.  During the three months ended June 30, 2013, non-performing loans decreased $14.1 million to $73.9 million from $88.0 million at March 31, 2013. Net charge-offs for the three months ended June 30, 2013 totaled $2.2 million, or 27 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 55.7% at June 30, 2013. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the quarterly analysis of the allowance for loans losses, it was deemed necessary to record a $3.5 million provision for possible loan losses for the three months ended June 30, 2013. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended June 30, 2013 was $2.2 million, an increase of $1.1 million from $1.1 million for the three months ended June 30, 2012.  The increase in non-interest income was primarily due to $0.3 million decrease in net losses from fair value adjustments and $0.3 million decrease in OTTI charges recorded on private issue collateralized mortgage obligations (“CMO”) during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Additionally, increases were seen in bank owned life insurance (“BOLI”) and loan fee income of $0.2 million each as compared to the three months ended June 30, 2012.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $20.2 million for the three months ended June 30, 2013, the same as that recorded for the three months ended June 30, 2012. An increase in salaries and benefits expense of $0.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was offset by decreases of $0.3 million and $0.2 million in FDIC insurance expense and real estate owned/foreclosure expense, respectively. The efficiency ratio was 49.7% for the three months ended June 30, 2013 compared to 49.0% for the three months ended June 30, 2012.

Income before Income Taxes. Income before the provision for income taxes increased $1.6 million, or 11.5%, to $15.8 million for the three months ended June 30, 2013 from $14.2 million for the three months ended June 30, 2012 for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $0.6 million to $6.2 million for the three months ended June 30, 2013 from $5.5 million for the three months ended June 30, 2012. The effective tax rate was 39.0% in both three months ended June 30, 2013 and 2012.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

General. Net income for the six months ended June 30, 2013 was $16.4 million, an increase of $0.6 million, or 3.9%, compared to $15.8 million for the six months ended June 30, 2012. Diluted earnings per common share were $0.54 for the six months ended June 30, 2013, an increase of $0.02, or 4.0%, from $0.52 for the six months ended June 30, 2012.

Return on average equity was 7.5% for both of the six months ended June 30, 2013 and 2012. Return on average assets was 0.7% for both of the six months ended June 30, 2013 and 2012.

Interest Income.  Total interest and dividend income decreased $8.4 million, or 7.7%, to $100.4 million for the six months ended June 30, 2013 from $108.8 million for the six months ended June 30, 2012. The decrease in interest income was attributable to a 54 basis point decline in the yield of interest-earning assets to 4.76% for the six months ended June 30, 2013 from 5.30% in the comparable prior year period. The decrease in the yield was partially offset by a $107.0 million increase in the average balance of interest-earning assets to $4,216.2 million for the six months ended June 30, 2013 from $4,109.1 million for the comparable prior year period. The 54 basis point decline in the yield of interest-earning assets was primarily due to a 41 basis point reduction in the yield of the loan portfolio to 5.38% for the six months ended June 30, 2013 from 5.79% for the six months ended June 30, 2012, combined with a 73 basis point decline in the yield on total securities to 2.96% for the six months ended June 30, 2013 from 3.69% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $10.9 million decrease in the average balance of the higher yielding loan portfolio for the six months ended June 30, 2013 and a $111.3 million increase in the average balance of the lower yielding securities portfolio for the six months ended June 30, 2013. The 41 basis point decrease in the yield of the loan portfolio was primarily due to a decline in the rates earned on new loan originations. The 73 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 38 basis points to 5.52% for the six months ended June 30, 2013 from 5.90% for the six months ended June 30, 2012.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 41 basis points to 5.35% for the six months ended June 30, 2013 from 5.76% for the six months ended June 30, 2012.

Interest Expense.  Interest expense decreased $4.2 million, or 5.5%, to $28.9 million for the six months ended June 30, 2013 from $33.2 million for the six months ended June 30, 2012. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 25 basis points to 1.51% for the six months ended June 30, 2013 from 1.76% for the comparable prior year period and a shifting of deposit concentrations, as higher costing certificates of deposits average balance decreased $274.9 million to $1,185.3 million, while lower costing core deposits average balance increased $175.0 million to $1,706.3 million for the six months ended June 30, 2013.  The 25 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products and a reduction in the cost of borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 23 basis points, 13 basis points, five basis points and 11 basis points, respectively, for the six months ended June 30, 2013 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 28 basis points to 1.13% for the six months ended June 30, 2013 from 1.41% for the six months ended June 30, 2012. The cost of borrowed funds decreased 50 basis points to 2.78% for the six months ended June 30, 2013 from 3.28% for the six months ended June 30, 2012 with the average balance increasing $171.3 million to $904.6 million for the six months ended June 30, 2013 from $733.3 million for the six months ended June 30, 2012. The decline in the cost of borrowed funds was primarily due to the prepayment of $68.5 million in FHLB-NY advances during the first quarter of 2013 at an average cost of 3.21% which was scheduled to mature in 2014 and replacing those borrowings with new long-term advances costing 0.75%, partially offset by a $2.6 million prepayment penalty incurred on the transaction.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Interest Income.  For the six months ended June 30, 2013, net interest income was $71.4 million, a decrease of $4.2 million, or 5.5%, from $75.6 million for the six months ended June 30, 2012. The decrease in net interest income was attributable to a 29 basis point decrease in the net-interest spread to 3.25% for the six months ended June 30, 2013 from 3.54% for the six months ended June 30, 2012, partially offset by the effect of an increase of $107.0 million in the average balance of interest-earning assets to $4,216.2 million for the six months ended June 30, 2013 from $4,109.1 million for the comparable prior year period.  The yield on interest-earning assets decreased 54 basis points to 4.76% for the six months ended June 30, 2013 from 5.30% for the six months ended June 30, 2012 while the cost of funds decreased 25 basis points to 1.51% for the six months ended June 30, 2013 from 1.76% for the comparable prior year period. The net interest margin decreased 29 basis points to 3.39% for the six months ended June 30, 2013 from 3.68% for the six months ended June 30, 2012. Excluding prepayment penalty income on loans and prepayment penalties on borrowings, the net interest margin would have decreased 19 basis points to 3.39% for the six months ended June 30, 2013 from 3.58% for the six months ended June 30, 2012.

Provision for Loan Losses.  A provision for loan losses of $9.5 million was recorded for the six months ended June 30, 2013, which was a decrease of $1.5 million from $11.0 million recorded for the six months ended June 30, 2012. During the six months ended June 30, 2013, non-performing loans decreased $16.0 million to $73.9 million from $89.8 million at December 31, 2012. Net charge-offs for the six months ended June 30, 2013 totaled $8.2 million, or 52 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 55.7% at June 30, 2013. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the quarterly analysis of the allowance for loans losses, it was deemed necessary to record a $9.5 million provision for possible loan losses for the six months ended June 30, 2013. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the six months ended June 30, 2013 was $7.5 million, an increase of $4.6 million from $3.0 million for the six months ended June 30, 2012.  The increase in non-interest income was primarily due to the $2.9 million gain from the sale of mortgage-backed securities during the three months ended March 31, 2013 as part of a balance sheet restructuring as discussed above under “Balance Sheet Restructuring”.  Non-interest income also improved due to a $0.6 million decrease in net losses from fair value adjustments and $0.3 million decrease in OTTI charges recorded on private issue CMOs during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Additionally, increases were seen in BOLI and loan fee income of $0.3 million each as compared to the six months ended June 30, 2012.

Non-Interest Expense. Non-interest expense was $42.6 million for the six months ended June 30, 2013, an increase of $0.9 million, or 2.1%, from $41.8 million for the six months ended June 30, 2012. The increase was primarily due to an increase of $1.7 million in salaries and benefits expense primarily due to annual salary increases and increased pension and other postretirement expense. This increase was partially offset by decreases of $0.3 million and $0.2 million in FDIC insurance expense and real estate owned/foreclosure expense, respectively. The efficiency ratio was 53.2% for the three months ended June 30, 2013 compared to 51.2% for the six months ended June 30, 2012.

Income before Income Taxes.  Income before the provision for income taxes increased $1.0 million, or 3.9%, to $26.9 million for the six months ended June 30, 2013 from $25.8 million for the six months ended June 30, 2012 for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $0.4 million to $10.5 million for the six months ended June 30, 2013 from $10.1 million for the six months ended June 30, 2012.  The effective tax rate was 39.0% in both six months ended June 30, 2013 and 2012.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
FINANCIAL CONDITION

Assets. Total assets at June 30, 2013 were $4,599.2 million, an increase of $147.8 million, or 3.3%, from $4,451.4 million at December 31, 2012. Total loans, net increased $52.7 million during the six months ended June 30, 2013 to $3,255.7 million from $3,203.0 million at December 31, 2012. Loan originations and purchases were $373.1 million for the six months ended June 30, 2013, an increase of $90.7 million from $282.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we continued to focus on the origination of multi-family properties and business loans with a full relationship.  Loan applications in process have continued to remain strong, totaling $342.3 million at June 30, 2013 compared to $211.4 million at December 31, 2012 and $277.3 million at June 30, 2012.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Multi-family residential	$132,292	$79,850	$175,217	$141,753
Commercial real estate (1)	31,612	16,389	38,598	19,813
One-to-four family – mixed-use property	7,344	5,366	11,734	10,481
One-to-four family – residential	6,380	4,889	12,890	10,694
Co-operative apartments	1,695	1,626	3,762	1,626
Construction	1,788	570	1,788	570
Small Business Administration	210	67	378	333
Taxi Medallion (2)	-	-	-	3,464
Commercial business and other	70,361	54,965	128,701	93,601
Total	$251,682	$163,722	$373,068	$282,335

(1)	Includes purchases of $0.5 million for the six months ended June 30, 2013.
(2)	Includes purchases of $3.5 million for the six months ended June 30, 2012.

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the three months ended June 30, 2013 had an average loan-to-value ratio of 36.1% and an average debt coverage ratio of 326%.

The Bank’s non-performing assets totaled $80.8 million at June 30, 2013, a decrease of $17.7 million from $98.5 million at December 31, 2012. Total non-performing assets as a percentage of total assets were 1.76% at June 30, 2013 and 2.21% at December 31, 2012. The ratio of allowance for loan losses to total non-performing loans was 43.8% at June 30, 2013 and 34.6% at December 31, 2012.   See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the six months ended June 30, 2013, mortgage-backed securities increased $62.3 million, or 8.7%, to $782.4 million from $720.1 million at December 31, 2012. The increase in mortgage-backed securities during the six months ended June 30, 2013 was primarily due to purchases of $237.5 million, partially offset by sales and repayments of $68.5 million and $74.2 million, respectively. During the six months ended June 30, 2013, other securities increased $28.9 million, or 12.6%, to $258.3 million from $229.5 million at December 31, 2012. The increase in other securities during the six months ended June 30, 2013 was primarily due to purchases of $66.2 million, partially offset by $30.0 million in calls. Other securities primarily consist of securities issued by government agencies, mutual or bond funds that invest in government and government agency securities and corporate bonds.

Liabilities.  Total liabilities were $4,176.5 million at June 30, 2013, an increase of $167.4 million, or 4.2%, from $4,009.1 million at December 31, 2012. During the six months ended June 30, 2013, due to depositors increased $47.1 million, or 1.6%, to $3,029.7 million as a result of a $135.2 million increase in core deposits partially offset by an $88.1 million decrease in certificates of deposit. Borrowed funds increased $110.8 million during the six months ended June 30, 2013.  The increase in borrowed funds was primarily due to net increases of $69.9 million in long term borrowings and $38.0 million in short-term borrowings.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Equity. Total stockholders’ equity decreased $19.6 million, or 4.4%, to $422.7 million at June 30, 2013 from $442.4 million at December 31, 2012. Stockholders’ equity decreased primarily due to a decrease in comprehensive income of $19.2 million primarily due to a decline in the market value of the securities portfolio, the purchase of 806,092 shares of treasury stock at a cost of $12.6 million and the declaration and payment of a dividend of $0.26 per common share totaling $7.9 million, partially offset by net income of $16.4 million and $1.4 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. In addition, the exercise of stock options increased stockholders’ equity by $0.3 million, including the income tax benefit realized. Book value per common share was $14.04 at June 30, 2013 compared to $14.39 at December 31, 2012. Tangible book value per common share was $13.52 at June 30, 2013 compared to $13.87 at December 31, 2012.

During the three months ended June 30, 2013, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on September 20, 2011. On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program which authorizes the purchase of up to 1,000,000 shares of its common stock.  During the six months ended June 30, 2013, the Company repurchased 806,092 shares of the Company’s common stock at an average cost of $15.64 per share. At June 30, 2013, 579,870 shares remain to be repurchased under the current stock repurchase program. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.  Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company.

Cash flow.  During the six months ended June 30, 2013, funds provided by the Company's operating activities amounted to $40.5 million. These funds combined with $142.0 million provided by financing activities were utilized to fund net investing activities of $180.7 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During the six months ended June 30, 2013, the net total of loan originations and purchases less loan repayments and sales was $56.9 million. During the six months ended June 30, 2013, the Company also funded $303.7 million in purchases of securities available for sale.  During the six months ended June 30, 2013, funds were provided by a net increase of $69.9 million and $38.0 million in long-term and short-term borrowed funds, respectively.  Additionally, funds were provided by $182.5 million in proceeds from maturities, sales, calls and prepayments of securities available for sale and $54.8 million from a net increase in deposits. The Company also used funds of $7.9 million and $13.4 million for dividend payments and purchases of treasury stock, respectively, during the six months ended June 30, 2013.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down  200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2013. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2013, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of June 30, 2013:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-1.81%	17.94%	14.43%
-100 Basis points	0.40	11.62	13.92
Base interest rate	0.00	0.00	12.86
+100 Basis points	-4.36	-16.95	11.10
+200 Basis points	-9.41	-33.66	9.21

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended June 30, 2013 and 2012, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2013				2012
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,883,200	39,816	5.52%		$2,910,023	42,541	5.85%
Other loans, net (1)	306,203	3,045	3.98		294,032	3,582	4.87
Total loans, net	3,189,403	42,861	5.38		3,204,055	46,123	5.76
Mortgage-backed securities	794,233	5,868	2.96		713,589	6,874	3.85
Other securities	243,983	1,542	2.53		208,544	1,376	2.64
Total securities	1,038,216	7,410	2.85		922,133	8,250	3.58
Interest-earning deposits and federal funds sold	49,215	24	0.20		29,815	11	0.15
Total interest-earning assets	4,276,834	50,295	4.70		4,156,003	54,384	5.23
Other assets	260,411				242,518
Total assets	$4,537,245				$4,398,521

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$276,570	128	0.19		$330,573	168	0.20
NOW accounts	1,337,479	1,789	0.54		1,035,245	1,589	0.61
Money market accounts	184,422	73	0.16		181,940	101	0.22
Certificate of deposit accounts	1,143,992	6,095	2.13		1,426,138	8,360	2.34
Total due to depositors	2,942,463	8,085	1.10		2,973,896	10,218	1.37
Mortgagors' escrow accounts	55,795	8	0.06		49,630	7	0.06
Total deposits	2,998,258	8,093	1.08		3,023,526	10,225	1.35
Borrowed funds	896,025	4,906	2.19		782,744	5,872	3.00
Total interest-bearing liabilities	3,894,283	12,999	1.34		3,806,270	16,097	1.69
Non interest-bearing deposits	164,327				132,569
Other liabilities	40,527				34,802
Total liabilities	4,099,137				3,973,641
Equity	438,108				424,880
Total liabilities and equity	$4,537,245				$4,398,521

Net interest income / net interest rate spread		$37,296	3.36%			$38,287	3.54%

Net interest-earning assets / net interest margin	$382,551		3.49%		$349,733		3.68%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	X			1.09	X

(1)
Loan interest income includes net amortization of deferred fees and costs, late charges, and prepayment penalties of approximately $1.1 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the six months ended June 30, 2013 and 2012, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2013				2012
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,882,614	79,563	5.52%		$2,908,422	85,738	5.90%
Other loans, net (1)	305,458	6,238	4.08		290,589	6,945	4.78
Total loans, net	3,188,072	85,801	5.38		3,199,011	92,683	5.79
Mortgage-backed securities	751,841	11,589	3.08		710,082	13,887	3.91
Other securities	232,148	2,950	2.54		162,651	2,201	2.71
Total securities	983,989	14,539	2.96		872,733	16,088	3.69
Interest-earning deposits and federal funds sold	44,123	41	0.19		37,392	28	0.15
Total interest-earning assets	4,216,184	100,381	4.76		4,109,136	108,799	5.30
Other assets	266,078				238,787
Total assets	$4,482,262				$4,347,923

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$280,753	263	0.19		334,816	396	0.24
NOW accounts	1,261,541	3,371	0.53		1,008,010	3,239	0.64
Money market accounts	164,027	127	0.15		188,521	265	0.28
Certificate of deposit accounts	1,185,284	12,606	2.13		1,460,146	17,217	2.36
Total due to depositors	2,891,605	16,367	1.13		2,991,493	21,117	1.41
Mortgagors' escrow accounts	49,005	17	0.07		43,934	18	0.08
Total deposits	2,940,610	16,384	1.11		3,035,427	21,135	1.39
Borrowed funds	904,614	12,555	2.78		733,331	12,032	3.28
Total interest-bearing liabilities	3,845,224	28,939	1.51		3,768,758	33,167	1.76
Non interest-bearing deposits	156,386				122,529
Other liabilities	40,882				34,455
Total liabilities	4,042,492				3,925,742
Equity	439,770				422,181
Total liabilities and equity	$4,482,262				$4,347,923

Net interest income / net interest rate spread		$71,442	3.25%			$75,632	3.54%

Net interest-earning assets / net interest margin	$370,960		3.39%		$340,378		3.68%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	X			1.09	X

(1)
Loan interest income includes net amortization of deferred fees and costs, late charges, and prepayment penalties of approximately $1.8 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

	For the six months ended June 30,
(In thousands)	2013	2012

Mortgage Loans

At beginning of period	$2,906,881	$2,939,012

Mortgage loans originated:
Multi-family residential	175,217	141,753
Commercial real estate	38,146	19,813
One-to-four family – mixed-use property	11,734	10,481
One-to-four family – residential	12,890	10,694
Co-operative apartments	3,762	1,626
Construction	1,788	570
Total mortgage loans originated	243,537	184,937

Mortgage loans purchased:
Commercial Loans Purchased	452	-
Total mortgage loans Purchased	452	-

Less:
Principal and other reductions	185,612	178,147
Sales	9,748	15,709

At end of period	$2,955,510	$2,930,093

Commercial Business and Other Loans

At beginning of period	$314,494	$274,981

Other loans originated:
Small business administration	378	333
Taxi Medallion	-	8
Commercial business	125,489	91,805
Other	3,212	1,796
Total other loans originated	129,079	93,942

Other loans purchased:
Taxi Medallion	-	3,456
Total other loans purchased	-	3,456

Less:
Principal and other reductions	122,997	79,509
Sales and loans transferred to available for sale	-	1,379

At end of period	$320,576	$291,491

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Accrual Status:
Multi-family residential	$2,822	$2,816	$2,348
Commercial real estate	3,797	3,810	3,263
One-to-four family - mixed-use property	2,317	2,326	2,338
One-to-four family - residential	369	371	374
Construction loans	1,612	2,833	3,500
Commercial business and other	4,403	4,436	3,849

Total	15,320	16,592	15,672

Non-accrual status:
Commercial real estate	4,045	3,571	3,872
One-to-four family - mixed-use property	386	-
Total	4,431	3,571	3,872

Total performing troubled debt restructured	$19,751	$20,163	$19,544

During the six months ended June 30, 2013, six loans totaling $2.6 million were restructured and classified as TDR.

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

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$1,073	$-
One-to-four family - residential	15	-	-
Co-operative apartments	-	103	-
Construction	-	-	-
Commercial business and other	558	602	644
Total	573	1,778	644

Non-accrual loans:
Multi-family residential	19,273	21,261	16,486
Commercial real estate	12,676	14,554	15,640
One-to-four family - mixed-use property	11,272	16,029	18,280
One-to-four family - residential	12,158	13,686	13,726
Co-operative apartments	160	160	234
Construction	7,326	7,396	7,695
Small business administration	445	458	283
Commercial business and other	9,999	12,640	16,860
Total	73,309	86,184	89,204

Total non-performing loans	73,882	87,962	89,848

Other non-performing assets:
Real estate acquired through foreclosure	2,591	2,189	5,278
Investment securities	4,301	3,804	3,332
Total	6,892	5,993	8,610

Total non-performing assets	$80,774	$93,955	$98,458

Included in non-accrual loans were four loans totaling $10.1 million, five loans totaling $10.5 million and seven loans totaling $11.1 million which were restructured as TDR which were not performing in accordance with their restructured terms at June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

The Bank’s non-performing assets totaled $80.8 million at June 30, 2013, a decrease of $13.2 million from $94.0 million at March 31, 2013 and a decrease of $17.7 million from $98.5 million at December 31, 2012. Total non-performing assets as a percentage of total assets were 1.76% at June 30, 2013, 2.09% at March 31, 2013 and 2.21% at December 31, 2012. The ratio of allowance for loan losses to total non-performing loans was 43.8% at June 30, 2013, 35.3% at March 31, 2013 and 34.6% at December 31, 2012.

The Bank’s non-performing loans totaled $73.9 million at June 30, 2013, a decrease of $14.1 million from $88.0 million at March 31, 2013 and a decrease of $16.0 million from $89.8 million at December 31, 2012. During the three months ended June 30, 2013, 28 loans totaling $7.0 million were added to non-performing loans, 16 loans totaling $3.8 million were returned to performing status, six loans totaling $1.2 million were paid in full, 38 loans totaling $10.2 million were sold, three loans totaling $2.1 million were transferred to other real estate owned, two loans totaling $0.9 million were modified as TDR and charge-offs of $1.5 million were recorded on non-performing loans that were non-performing at the beginning of the second quarter of 2013.

Non-performing investment securities include two pooled trust preferred securities for which we are not receiving payments. At June 30, 2013, these investment securities had a combined amortized cost and market value of $8.3 million and $4.3 million, respectively.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	June 30, 2013		December 31, 2012
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$1,739	$17,222	$4,827	$24,059
Commercial real estate	686	6,693	3,622	9,764
One-to-four family - mixed-use property	2,499	19,344	3,368	21,012
One-to-four family - residential	1,564	3,355	1,886	3,407
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	2,462
Small Business Administration	-	114	-	404
Taxi medallion	-	-		-
Commercial business and other	501	1	6	2
Total delinquent loans	$6,989	$46,729	$13,709	$61,110

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $182.4 million at June 30, 2013, a decrease of $41.8 million from $224.2 million at December 31, 2012.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ assets designated as Criticized and Classified at June 30, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$10,523	$23,600	$-	$-	$34,123
Commercial real estate	7,578	24,638	-	-	32,216
One-to-four family - mixed-use property	10,829	17,424	-	-	28,253
One-to-four family - residential	2,133	14,161	-	-	16,294
Co-operative apartments	-	266	-	-	266
Construction loans	1,916	7,794	-	-	9,710
Small Business Administration	323	108	-	-	431
Commercial business and other	2,206	15,093	425	-	17,724
Total loans	35,508	103,084	425	-	139,017

Investment Securities: (1)
Pooled trust preferred securities	-	16,683	-	-	16,683
Private issue CMO	-	24,120	-	-	24,120
Total investment securities	-	40,803	-	-	40,803

Other Real Estate Owned	-	2,591	-	-	2,591
Total	$35,508	$146,478	$425	$-	$182,411

The following table sets forth the Banks’ assets designated as Criticized and Classified at December 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$16,345	$22,769	$-	$-	$39,114
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	26,506	-	-	39,610
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	53,044	121,946	1,324	-	176,314

Investment Securities: (1)
Pooled trust preferred securities	-	16,189	-	-	16,189
Private issue CMO	-	26,429	-	-	26,429
Total investment securities	-	42,618	-	-	42,618

Other Real Estate Owned	-	5,278	-	-	5,278
Total	$53,044	$169,842	$1,324	$-	$224,210

(1)   Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $36.3 million and $35.2 million at June 30, 2013 and December 31, 2012, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had one private issue trust preferred security classified as Substandard with a market value of $0.3 million at June 30, 2013 and two private issue trust preferred securities classified as Substandard with a market value of $0.8 million at December 31, 2012.

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

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of nine investment securities that are held at the Bank as Substandard at June 30, 2013. Our classified investment securities at June 30, 2013 held by the Bank include five private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at June 30, 2013 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through June 30, 2013, two of the pooled trust preferred securities and four private issue CMOs are not paying principal and interest as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

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

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as TDR which are performing in accordance with their modified terms are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized loans based on these estimates. Based on the review of impaired loans, which includes loans classified as TDR, a portion of the allowance was allocated to impaired loans in the amount of $1.7 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. The historical loss period used for this allocation was three years. Management also prepared an additional analysis to ensure that the remaining portion of the allowance for possible loan losses is sufficient to cover losses inherent in the loan portfolio. This analysis considered: (1) the current economic environment, (2) delinquency and non-accrual trends, (3) classified loan trends, (4) the risk inherent in our loan portfolio and volume and trends of loan types, (5) recent trends in charge-offs, (6) changes in underwriting standards, (7) the experience, ability and depth of our lenders, and (8) collection policies and experience. Based on these reviews, management concluded the general portion of the allowance should be $30.6 million and $29.6 million at June 30, 2013 and December 31, 2012, respectively, resulting in a total allowance of $32.4 million and $31.1 million at June 30, 2013 and December 31, 2012, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded and the Board of Directors has concurred, that at June 30, 2013, the allowance was sufficient to absorb losses inherent in our loan portfolio.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2013	2012

Balance at beginning of period	$31,104	$30,344

Provision for loan losses	9,500	11,000

Loans charged-off:
Multi-family residential	(2,749)	(2,162)
Commercial real estate	(734)	(2,222)
One-to-four family – mixed-use property	(3,135)	(2,329)
One-to-four family – residential	(691)	(898)
Co-operative apartments	(74)	(43)
Construction	(304)	(2,441)
Small Business Administration	(337)	(265)
Commercial business and other	(864)	(523)
Total loans charged-off	(8,888)	(10,883)

Recoveries:
Multi-family residential	65	80
Commercial real estate	293	125
One-to-four family – mixed-use property	111	79
One-to-four family – residential	106	29
Co-operative apartments	4	-
Small Business Administration	60	23
Commercial business and other	-	102
Total recoveries	639	438

Net charge-offs	(8,249)	(10,445)

Balance at end of period	$32,355	$30,899

Ratio of net charge-offs during the period to average loans outstanding during the period	0.52%	0.65%
Ratio of allowance for loan losses to gross loans at end of period	0.99%	0.96%
Ratio of allowance for loan losses to non-performing assets at end of period	40.06%	26.40%
Ratio of allowance for loan losses to non-performing loans at end of period	43.79%	27.54%

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RECENT PROPOSED CHANGES TO REGULATORY CAPITAL RULES

During July 2013, the federal bank regulatory agencies issued revised notices of proposed rulemaking ("NPRs") that would revise and replace the agencies' current capital rules. The NPRs include numerous revisions to the existing capital regulations, including, but not limited to, the following:

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

•
Provides a transition period for several aspects of the proposed rule: the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments.

•	Removes references to credit ratings consistent with Section 939A of the Dodd-Frank Act.

•	Establishes due diligence requirements for securitization exposures.

The capital regulations would be effective January 1, 2015 for bank holding companies and banks with less than $15 billion in total assets, such as our Company and Bank. Based on our preliminary assessment of the NPRs, we believe we will see an increase in our total risk-weighted assets. However, the Company and the Banks, based on our preliminary assessment, would meet the requirements of the NPRs and will continue to be considered well-capitalized.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	24,800	$15.25	24,800	342,602
May 1 to May 31, 2013	492,602	15.63	492,602	850,000
June 1 to June 30, 2013	270,130	15.66	270,130	579,870
Total	787,532	$15.63	787,532

During the three months ended June 30, 2013, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on September 20, 2011. On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program which authorizes the purchase of up to 1,000,000 shares of its common stock.  The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.  Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company.

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

10.1	Amended and Restated Employement Agreement between Flushing Bank and John R. Buran (filed herewith)
10.2	Amended and Restated Employement Agreement between Flushing Financial Corporation and John R. Buran (filed herewith)
10.3	Amended and Restated Employement Agreement between Flushing Financial Bank and Maria A. Grasso (filed herewith)
10.4	Amended and Restated Employement Agreement between Flushing Financial Corporation and Maria A. Grasso (filed herewith)
10.5	Form of Amended and Restated Employement Agreement between Flushing Bank and Certain Officers (filed herewith)
10.6	Form of Amended and Restated Employement Agreement between Flushing Financial Corporation and Certain Officers (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)
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

Flushing Financial Corporation,

Dated: August 9, 2013	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 9, 2013	By: /s/David W. Fry
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

10.1	Amended and Restated Employement Agreement between Flushing Bank and John R. Buran (filed herewith)
10.2	Amended and Restated Employement Agreement between Flushing Financial Corporation and John R. Buran (filed herewith)
10.3	Amended and Restated Employement Agreement between Flushing Financial Bank and Maria A. Grasso (filed herewith)
10.4	Amended and Restated Employement Agreement between Flushing Financial Corporation and Maria A. Grasso (filed herewith)
10.5	Form of Amended and Restated Employement Agreement between Flushing Bank and Certain Officers (filed herewith)
10.6	Form of Amended and Restated Employement Agreement between Flushing Financial Corporation and Certain Officers (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)
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