Form 10-Q
period 2013-09-30
FLUSHING FINANCIAL CORP
filed 2013-11-12
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer __ Non-accelerated filer __	Accelerated filer _X__ Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           ___Yes      X   No

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2013 was 30,097,929.

i

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)

Item 1.	Financial Statements

(Dollars in thousands, except per share data)	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$40,328	$40,425
Securities available for sale:
Mortgage-backed securities ($12,004 and $24,911 at fair value pursuant to the fair value option at September 30, 2013 and December 31, 2012, respectively)	785,210	720,113
Other securities ($29,491 and $29,577 at fair value pursuant to the fair value option at September 30, 2013 and December 31, 2012 respectively)	273,344	229,453
Loans available for sale	5,485	5,313
Loans:
Multi-family residential	1,684,277	1,534,438
Commercial real estate	516,314	515,438
One-to-four family ― mixed-use property	595,435	637,353
One-to-four family ― residential	196,659	198,968
Co-operative apartments	10,165	6,303
Construction	4,645	14,381
Small Business Administration	8,003	9,496
Taxi medallion	5,088	9,922
Commercial business and other	364,069	295,076
Net unamortized premiums and unearned loan fees	11,483	12,746
Allowance for loan losses	(30,816)	(31,104)
Net loans	3,365,322	3,203,017
Interest and dividends receivable	17,250	17,917
Bank premises and equipment, net	20,731	22,500
Federal Home Loan Bank of New York stock	46,003	42,337
Bank owned life insurance	108,762	106,244
Goodwill	16,127	16,127
Core deposit intangible	117	468
Other assets	53,586	47,502
Total assets	$4,732,265	$4,451,416

LIABILITIES
Due to depositors:
Non-interest bearing	$180,661	$155,789
Interest-bearing:
Certificate of deposit accounts	1,242,317	1,253,229
Savings accounts	277,417	288,398
Money market accounts	191,247	148,618
NOW accounts	1,306,664	1,136,599
Total interest-bearing deposits	3,017,645	2,826,844
Mortgagors' escrow deposits	41,064	32,560
Borrowed funds ($26,465 and $23,922 at fair value pursuant to the fair value option at September 30, 2013 and December 31, 2012, respectively)	852,931	763,105
Securities sold under agreements to repurchase	165,300	185,300
Other liabilities	47,652	45,453
Total liabilities	4,305,253	4,009,051

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2013 and December 31, 2012; 30,092,744 shares and 30,743,329 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	315	315
Additional paid-in capital	200,987	198,314
Treasury stock, at average cost (1,437,851 shares and 787,266 shares at
September 30, 2013 and December 31, 2012, respectively)	(21,796)	(10,257)
Retained earnings	255,687	241,856
Accumulated other comprehensive income (loss), net of taxes	(8,181)	12,137
Total stockholders' equity	427,012	442,365

Total liabilities and stockholders' equity	$4,732,265	$4,451,416

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30 ,
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Interest and dividend income
Interest and fees on loans	$42,540	$44,857	$128,341	$137,540
Interest and dividends on securities:
Interest	7,135	8,120	21,263	23,796
Dividends	163	191	574	603
Other interest income	13	25	54	53
Total interest and dividend income	49,851	53,193	150,232	161,992

Interest expense
Deposits	7,776	10,097	24,160	31,232
Other interest expense	5,090	5,513	17,645	17,545
Total interest expense	12,866	15,610	41,805	48,777

Net interest income	36,985	37,583	108,427	113,215
Provision for loan losses	3,435	5,000	12,935	16,000
Net interest income after provision for loan losses	33,550	32,583	95,492	97,215

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(1,622)	-	(2,508)	(4,102)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	706	-	1,089	3,326
Net OTTI charge recognized in earnings	(916)	-	(1,419)	(776)
Loan fee income	(71)	731	1,354	1,831
Banking services fee income	415	411	1,258	1,275
Net gain on sale of loans	1	52	144	91
Net gain from sale of securities	96	96	2,972	96
Net gain (loss) from fair value adjustments	(190)	825	(621)	(185)
Federal Home Loan Bank of New York stock dividends	399	390	1,214	1,113
Bank owned life insurance	853	703	2,519	2,088
Other income	358	305	1,071	966
Total non-interest income	945	3,513	8,492	6,499

Non-interest expense
Salaries and employee benefits	10,716	10,725	33,910	32,223
Occupancy and equipment	1,961	2,019	5,677	5,867
Professional services	1,247	1,546	4,380	4,821
FDIC deposit insurance	658	1,064	2,435	3,168
Data processing	1,042	1,016	3,184	3,043
Depreciation and amortization	737	810	2,238	2,429
Other real estate owned/foreclosure expense	417	887	1,529	2,194
Other operating expenses	2,272	2,676	8,329	8,773
Total non-interest expense	19,050	20,743	61,682	62,518

Income before income taxes	15,445	15,353	42,302	41,196

Provision for income taxes
Federal	4,593	4,543	12,717	12,403
State and local	1,431	1,445	3,781	3,662
Total taxes	6,024	5,988	16,498	16,065

Net income	$9,421	$9,365	$25,804	$25,131

Basic earnings per common share	$0.32	$0.31	$0.86	$0.83
Diluted earnings per common share	$0.32	$0.31	$0.86	$0.82
Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Comprehensive Income
Net income	$9,421	$9,365	$25,804	$25,131
Amortization of actuarial losses	174	149	522	447
Amortization of prior service credits	(7)	(6)	(19)	(19)
OTTI charges included in income	516	-	799	437
Reclassification adjustment for gains included in income	(54)	(54)	(1,673)	(54)
Unrealized gains (losses) on securities, net	(1,729)	5,034	(19,947)	8,303
Comprehensive income	$8,321	$14,488	$5,486	$34,245

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,804	$25,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,935	16,000
Depreciation and amortization of bank premises and equipment	2,238	2,429
Net gain on sale of loans	(144)	(91)
Net gain on sale of securities	(2,972)	(96)
Amortization of premium, net of accretion of discount	5,744	4,893
Net loss from fair value adjustments	621	185
OTTI charge recognized in earnings	1,419	776
Income from bank owned life insurance	(2,519)	(2,088)
Stock-based compensation expense	2,916	2,864
Deferred compensation	(410)	(169)
Amortization of core deposit intangibles	351	351
Excess tax benefit from stock-based payment arrangements	(339)	(111)
Deferred income tax provision (benefit)	148	(592)
Decrease in prepaid FDIC assessment	3,287	2,941
Increase in other liabilities	8,266	2,057
(Increase) decrease in other assets	(782)	1,964
Net cash provided by operating activities	56,563	56,444

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(469)	(906)
Net purchase of Federal Home Loan Bank of New York shares	(3,666)	(4,757)
Purchases of securities available for sale	(380,326)	(264,508)
Proceeds from sales and call of securities available for sale	112,886	6,856
Proceeds from maturities and prepayments of securities available for sale	123,746	121,215
Net originations of loans	(201,627)	(15,482)
Purchases of loans	(452)	(3,456)
Proceeds from sale of real estate owned	3,408	1,261
Proceeds from sale of delinquent loans	25,217	33,092
Net cash used in investing activities	(321,283)	(126,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	24,872	30,331
Net increase (decrease) in interest-bearing deposits	189,972	(73,417)
Net increase in mortgagors' escrow deposits	8,504	6,079
Net (repayments) proceeds from short-term borrowed funds	(43,000)	19,000
Proceeds from long-term borrowings	199,346	162,518
Repayment of long-term borrowings	(89,911)	(80,000)
Purchases of treasury stock	(14,064)	(2,955)
Excess tax benefit from stock-based payment arrangements	339	111
Proceeds from issuance of common stock upon exercise of stock options	312	836
Cash dividends paid	(11,747)	(11,885)
Net cash provided by financing activities	264,623	50,618

Net decrease in cash and cash equivalents	(97)	(19,623)
Cash and cash equivalents, beginning of period	40,425	55,721
Cash and cash equivalents, end of period	$40,328	$36,098

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$40,944	$48,365
Income taxes paid	11,996	15,520
Taxes paid if excess tax benefits were not tax deductible	12,335	15,631
Non-cash activities:
Loans transferred to real estate owned	4,543	3,541
Loans provided for the sale of real estate owned	3,011	1,646
Loans held for investment transferred to held for sale	13,008	8,780
Loans held for sale transferred to held for investment	2,214	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands, except per share data)	2013	2012

Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$198,314	$195,628
Award of common shares released from Employee Benefit Trust (141,059 and 154,543 common shares for the nine months ended September 30, 2013 and 2012, respectively)	1,608	1,442
Shares issued upon vesting of restricted stock unit awards (120,014 and 113,272 common shares for the nine months ended September 30, 2013 and 2012, respectively)	161	317
Issuance upon exercise of stock options (235,025 and 154,543 common shares for the nine months ended September 30, 2013 and 2012, respectively)	849	160
Stock-based compensation activity, net	(284)	670
Stock-based income tax benefit	339	111
Balance, end of period	$200,987	$198,328
Treasury Stock
Balance, beginning of period	$(10,257)	$(7,355)
Purchases of shares outstanding (836,092 and 181,000 common shares for the nine months ended September 30, 2013, and 2012, respectively)	(13,152)	(2,444)
Shares issued upon vesting of restricted stock unit awards (176,656 and 142,222 common shares for the nine months ended September 30, 2013 and 2012, respectively)	2,338	1,686
Issuance upon exercise of stock options (300,195 and 138,025 common shares for the nine months ended September 30, 2013 and 2012, respectively)	4,262	1,665
Purchases of shares to fund options exercised (233,933 and 60,571 common shares for the nine months ended September 30, 2013 and 2012, respectively)	(4,075)	(835)
Repurchase of shares to satisfy tax obligations (57,411 and 38,723 common shares for the nine months ended September 30, 2013 and 2012, respectively)	(912)	(511)
Balance, end of period	$(21,796)	$(7,794)
Retained Earnings
Balance, beginning of period	$241,856	$223,510
Net income	25,804	25,131
Cash dividends declared and paid on common shares ($0.39 per common share for the nine months ended September 30, 2013 and 2012, respectively)	(11,747)	(11,885)
Issuance upon exercise of stock options (65,170 and 10,480 common shares for the nine months ended September 30, 2013 and 2012, respectively)	(126)	(37)
Shares issued upon vesting of restricted stock unit awards (56,642 and 28,950 common shares for the nine months ended September 30, 2013 and 2012, respectively)	(100)	(97)
Balance, end of period	$255,687	$236,622
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$12,137	$4,813
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately $15,482 and ($6,401) for the nine months ended September 30, 2013 and 2012, respectively	(19,947)	8,303
Amortization of actuarial losses, net of taxes of approximately ($405) and ($347) for the nine months ended September 30, 2013 and 2012, respectively	522	447
Amortization of prior service credits, net of taxes of approximately $15 and $10 for the nine month periods ended September 30, 2013 and 2012, respectively	(19)	(19)
OTTI charges included in income, net of taxes of approximately ($620) and ($339) for the nine months ended September 30, 2013 and 2012, respectively)	799	437
Reclassification adjustment for gains included in net income, net of tax of approximately $1,299 and $42 for the nine months ended September 30, 2013 and 2012, respectively	(1,673)	(54)
Balance, end of period	$(8,181)	$13,927

Total Stockholders' Equity	$427,012	$441,398

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

Earnings per share is computed in accordance with Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such should be included in the calculation of earnings per share.  Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. The Company’s unvested restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock unit awards. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding during the period.  Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share has been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income, as reported	$9,421	$9,365	$25,804	$25,131
Divided by:
Weighted average common shares outstanding	29,773	30,432	30,143	30,434
Weighted average common stock equivalents	32	30	25	30
Total weighted average common shares outstanding and common stock equivalents	29,805	30,462	30,168	30,464

Basic earnings per common share	$0.32	$0.31	$0.86	$0.83
Diluted earnings per common share (1)	$0.32	$0.31	$0.86	$0.82
Dividend payout ratio	40.6%	41.9%	45.3%	47.0%

(1)
For the three months ended September 30, 2013, options to purchase 111,050 shares at an average exercise price of $19.56 were not included in the computation of diluted earnings per common share as they are anti-dilutive. For the nine months ended September 30, 2013, options to purchase 320,200 shares at an average exercise price of $18.33 were not included in the computation of diluted earnings per common share as they are anti-dilutive. For the three and nine months ended September 30, 2012, options to purchase 557,140 shares at an average exercise price of $17.62 were not included in the computation of diluted earnings per common share as they are anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three and nine months ended September 30, 2013 and 2012. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2013:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$122,883	$125,922	$3,982	$943
Municipals	116,105	112,164	213	4,154
Mutual funds	21,631	21,631	-	-
Other	17,422	13,627	-	3,795
Total other securities	278,041	273,344	4,195	8,892
REMIC and CMO	524,071	525,819	10,464	8,716
GNMA	41,334	43,431	2,458	361
FNMA	204,573	201,909	3,089	5,753
FHLMC	13,899	14,051	272	120
Total mortgage-backed securities	783,877	785,210	16,283	14,950
Total securities available for sale	$1,061,918	$1,058,554	$20,478	$23,842

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Mortgage-backed securities shown in the table above include three private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $14.6 million and $14.7 million, respectively, at September 30, 2013.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2013:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$39,057	$943	$39,057	$943	$-	$-
Municipals	83,204	4,154	83,204	4,154	-	-
Other	5,767	3,795	-	-	5,767	3,795
Total other securities	128,028	8,892	122,261	5,097	5,767	3,795
REMIC and CMO	244,699	8,716	226,568	7,669	18,131	1,047
GNMA	9,524	361	9,524	361	-	-
FNMA	104,550	5,753	104,550	5,753	-	-
FHLMC	7,786	120	7,786	120	-	-

Total mortgage-backed securities	366,559	14,950	348,428	13,903	18,131	1,047
Total securities available for sale	$494,587	$23,842	$470,689	$19,000	$23,898	$4,842

OTTI losses on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, the investor must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings in the Consolidated Statements of Income. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income (loss) (“AOCI”) within Stockholders’ Equity. Additional disclosures regarding the calculation of credit losses as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired are required.

The Company reviewed each investment that had an unrealized loss at September 30, 2013. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Corporate:
The unrealized losses in Corporate securities at September 30, 2013 consist of losses on four Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Municipals:
The unrealized losses in Municipal securities at September 30, 2013, consist of losses on 27 municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Other Securities:
The unrealized losses in Other Securities at September 30, 2013, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of the single issuer trust preferred security and each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.
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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In order to estimate potential future defaults and deferrals, we segregated the performing underlying issuers by their Texas Ratio. We then reviewed performing issuers with Texas Ratios in excess of 50%. The Texas Ratio is a key indicator of the health of the institution and the likelihood of failure. This ratio compares the problem assets of the institution to the institution’s available capital and reserves to absorb losses that are likely to occur in these assets. There was one issuer in our pooled trust preferred securities which had a Texas Ratio in excess of 50%. We assigned a 25% default rate to this issuer. All other issuers in our pooled trust preferred securities had a Texas Ratio below 50%.  We assigned a zero percent default rate to these issuers. Our analysis also assumed that issuers currently deferring would default with no recovery, and issuers that have defaulted will have no recovery.

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

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above and, in the opinion of management based on the review performed at September 30, 2013, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013, the Company held five trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining three trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at September 30, 2013. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults (1)
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
(Dollars in thousands)

Single issuer	n/a	1	$300	$287	$-	None	None	BB-
Pooled issuer	B1	17	5,617	2,880	2,196	23.4%	0.0%	C
Pooled issuer	C1	16	3,645	2,600	1,542	21.3%	1.5%	C
Total			$9,562	$5,767	$3,738

(1)	Represents deferrals/defaults as a percentage of the original security and expected deferrals/defaults as a percentage of performing issuers.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at September 30, 2013 consist of 11 issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 15 issues from the Federal National Mortgage Association (“FNMA”), three issues from the Government National Mortgage Association (“GNMA”) and six private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA, GNMA and one private issue were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2013.

The unrealized losses at September 30, 2013 on the remaining five REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements and none are collateralized by sub-prime loans.  Currently, one of these securities is performing according to its terms, with four of these securities remitting less than the full principal amount due.  The principal loss for these four securities totaled $0.7 million for the nine months ended September 30, 2013.  These losses were anticipated in the cumulative credit related OTTI charges recorded for these four securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the three and nine months ended September 30, 2013.  During the three months ended September 30, 2013, an OTTI charge was recorded on three private issue CMOs of $1.6 million before tax, of which $0.9 million was charged against earnings in the Consolidated Statements of Income and $0.7 million before tax ($0.4 million after-tax) was recorded in AOCI.  During the nine months ended September 30, 2013, an OTTI charge was recorded on four private issue CMOs of $2.5 million before tax, of which $1.4 million was charged against earnings in the Consolidated Statements of Income and $1.1 million before tax ($0.6 million after-tax) was recorded in AOCI.

The portion of the above mentioned OTTI, recorded during the three and nine ended September 30, 2013, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 7% - 24%; (2) projected loss severity of 40% - 50%; (3) assumed default rates of 6% - 12% for the first 12 months, 2% - 10% for the next 12 months, 2% - 8% for the next six months, 2% - 6% for the next six months and 2% - 4% for the next 12 months and 2% thereafter; and (4) prepayment speeds of 6% - 10%.

It is not anticipated at this time that the one private issue CMO, for which an OTTI charge during the three and nine months ended September 30, 2013 was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment.  The security is performing according to its terms and in the opinion of management, will continue to perform according to its terms.  The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security.  Therefore, the Company did not consider this investment to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013, the Company held five private issue CMOs which had a current credit rating of at least one rating below investment grade.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the five private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at September 30, 2013:

				Cumulative OTTI			Current								Average
	Amortized	Fair	Outstanding	Charges	Year of		Lowest	Collateral Located in:							FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	NJ	TX	CO	Score
	(Dollars in thousands)

1	$8,287	$8,179	$9,541	$3,966	2006	05/25/36	Caa3	42%			16%				718
2	3,206	2,822	3,447	931	2006	08/19/36	D	55%						11%	740
3	3,956	3,723	4,425	1,341	2006	08/25/36	D	36%	15%						711
4	2,538	2,173	3,492	1,266	2006	08/25/36	D	41%	13%		13%		10%		687
5	3,678	3,297	3,954	222	2006	05/25/36	CC	23%		17%	13%	14%			709
Total	$21,665	$20,194	$24,859	$7,726

GNMA, FNMA and FHLMC:
The unrealized losses in GNMA, FNMA and FHLMC securities at September 30, 2013 consist of losses on one GNMA security, 14 FNMA securities and one FHLMC security. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2013.

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of September 30, 2013, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Cumulative Credit OTTI Losses

Private issued CMO's (1)	$21,665	$20,194	$1,471	$3,185
Trust preferred securities (1)	9,262	5,480	3,782	3,738

Total	$30,927	$25,674	$5,253	$6,923

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
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Beginning balance	$6,193	$6,938	$6,178	$6,922

Recognition of actual losses	(186)	(185)	(674)	(945)
OTTI charges due to credit loss recorded in earnings	916	-	1,419	776
Securities sold during the period	-	-	-	-
Securities where there is an intent to sell or requirement to sell	-	-	-	-

Ending balance	$6,923	$6,753	$6,923	$6,753

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at September 30, 2013, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$22,631	$22,631
Due after one year through five years	59,412	62,140
Due after five years through ten years	64,132	63,450
Due after ten years	131,866	125,123

Total other securities	278,041	273,344
Mortgage-backed securities	783,877	785,210

Total securities available for sale	$1,061,918	$1,058,554

During the three months ended September 30, 2013, the Company sold $5.9 million in corporate securities and recorded gross gains of $0.1 million. During the nine months ended September 30, 2013, the Company sold $68.5 million in mortgage-backed securities and $5.9 million in corporates securities and recorded gross gains of $3.3 million and gross losses of $0.5 million.  During the three and nine months ended September 30, 2012, the Company sold $6.8 million in mortgage-backed securities and recorded gross gains of $119,000 and gross losses of $23,000.  The Company used the specific identification method to calculate gross gains and losses from the sale of securities during the three and nine months ended September 30, 2013 and 2012.

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

The Company recognizes a loan as non-performing when the borrower has indicated the inability to bring the loan current, or due to other circumstances which, in the Company’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in the Company’s opinion, compelling evidence the borrower will bring the loan current in the immediate future. The Company’s management considers all non-accrual loans impaired. Appraisals and/or updated internal evaluations are obtained as soon as practical and before the loan become 90 days delinquent.

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

As of September 30, 2013, the Company utilized recent third party appraisals of the collateral to measure impairment for $75.0 million, or 82.8%, of collateral dependent impaired loans and used internal evaluations of the property’s value for $15.1 million, or 17.2%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At September 30, 2013, there were no commitments to lend additional funds to borrowers whose loans were modified as TDRs. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

There were no loans modified and classified as TDR during the three months ended September 30, 2013.

The following table shows loans modified and classified as TDR during the period incicated:

	For the thee months ended September 30, 2012
(Dollars in thousands)	Number	Balance	Modification description

One-to-four family - residential	1	$400	Received a below market interest rate
Commercial business and other	2	1,900	Received a below market interest rate and the loan amortization was extended
Total	3	$2,300

The following table shows loans modified and classified as TDR during the periods indicated:

	For the nine months ended September 30, 2013
(Dollars in thousands)	Number	Balance	Modification description

Multi-family residential	1	$413	Received a below market interest rate and the loan amortization was extended
Commercial real estate	2	761	Received a below market interest rate and the loan amortization was extended
One-to-four family - mixed-use property	1	390	Received a below market interest rate and the loan amortization was extended
One-to-four family - residential	-	-
Commercial business and other	1	615	Received a below market interest rate and the loan amortization was extended
Total	5	$2,179

	For the nine months ended September 30, 2012
(Dollars in thousands)	Number	Balance	Modification description

Multi-family residential	-	$-
Commercial real estate	3	5,300	Received a below market interest rate and the loan amortization was extended
One-to-four family - mixed-use property	3	1,200	Received a below market interest rate
One-to-four family - residential	1	400	Received a below market interest rate
Commercial business and other	2	1,900	Received a below market interest rate and the loan amortization was extended
Total	9	$8,800

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
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,812	8	$2,347
Commercial real estate	6	8,652	5	8,499
One-to-four family - mixed-use property	8	2,704	7	2,336
One-to-four family - residential	1	367	1	374
Construction	1	1,916	1	3,805
Commercial business and other	3	3,082	2	2,540

Total performing troubled debt restructured	28	$19,533	24	$19,901

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	-	$-	2	$323
Commercial real estate	2	2,705	2	3,075
One-to-four family - mixed-use property	-	-	2	816
Construction	1	5,000	1	7,368

Total troubled debt restructurings that subsequently defaulted	3	$7,705	7	$11,582

During the nine months ended September 30, 2013, there were no loans classified as performing TDR transferred to non-performing TDR.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Loans ninety days or more past due and still accruing:
Multi-family residential	$479	$-
Commercial real estate	298	-
One-to-four family - residential	15	-
Commercial Business and other	502	644
Total	1,294	644

Non-accrual mortgage loans:
Multi-family residential	17,999	13,095
Commercial real estate	10,653	15,640
One-to-four family - mixed-use property	9,854	16,553
One-to-four family - residential	13,229	13,726
Co-operative apartments	160	234
Construction	367	7,695
Total	52,262	66,943

Non-accrual non-mortgage loans:
Small Business Administration	-	283
Commercial Business and other	2,564	16,860
Total	2,564	17,143

Total non-accrual loans	54,826	84,086

Total non-accrual loans and loans ninety days or more past due and still accruing	$56,120	$84,730

The table above does not include $5.0 million and $5.3 million of Substandard loans held for sale at September 30, 2013 and December 31, 2012, respectively.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,507	$2,177	$4,520	$6,650
Less: Interest income included in the results of operations	225	251	959	1,136
Total foregone interest	$1,282	$1,926	$3,561	$5,514

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an aged analysis of our recorded investment in loans at September 30, 2013:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$15,471	$2,864	$17,999	$36,334	$1,647,943	$1,684,277
Commercial real estate	9,378	5,015	10,653	25,046	491,268	516,314
One-to-four family - mixed-use property	19,497	685	9,854	30,036	565,399	595,435
One-to-four family - residential	2,276	1,200	13,018	16,494	180,165	196,659
Co-operative apartments	-	-	160	160	10,005	10,165
Construction loans	-	-	367	367	4,278	4,645
Small Business Administration	148	-	-	148	7,855	8,003
Taxi medallion	-	-	-	-	5,088	5,088
Commercial business and other	-	-	773	773	363,296	364,069
Total	$46,770	$9,764	$52,824	$109,358	$3,275,297	$3,384,655

The following table shows an aged analysis of our recorded investment in loans at December 31, 2012:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$24,059	$4,828	$13,095	$41,982	$1,492,456	$1,534,438
Commercial real estate	9,764	3,622	15,639	29,025	486,413	515,438
One-to-four family - mixed-use property	21,012	3,368	16,554	40,934	596,419	637,353
One-to-four family - residential	3,407	2,010	13,602	19,019	179,949	198,968
Co-operative apartments	-	-	234	234	6,069	6,303
Construction loans	2,462	-	7,695	10,157	4,224	14,381
Small Business Administration	404	-	283	687	8,809	9,496
Taxi medallion	-	-	-	-	9,922	9,922
Commercial business and other	2	5	15,601	15,608	279,468	295,076
Total	$61,110	$13,833	$82,703	$157,646	$3,063,729	$3,221,375

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended September 30, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,958	$5,884	$6,434	$2,099	$99	$196	$497	$4	$4,184	$32,355
Charge-off's	(710)	(171)	(645)	(4)	-	(2,374)	(89)	-	(1,193)	(5,186)
Recoveries	90	-	58	11	-	-	17	-	36	212
Provision	(561)	(603)	76	(152)	-	2,443	71	(4)	2,165	3,435
Ending balance	$11,777	$5,110	$5,923	$1,954	$99	$265	$496	$-	$5,192	$30,816
Ending balance: individually evaluated for impairment	$265	$270	$649	$59	$-	$17	$-	$-	$166	$1,426
Ending balance: collectively evaluated for impairment	$11,512	$4,840	$5,274	$1,895	$99	$248	$496	$-	$5,026	$29,390

Financing Receivables:
Ending balance	$1,684,277	$516,314	$595,435	$196,659	$10,165	$4,645	$8,003	$5,088	$364,069	$3,384,655
Ending balance: individually evaluated for impairment	$26,068	$24,738	$16,980	$15,120	$164	$2,341	$-	$-	$5,110	$90,521
Ending balance: collectively evaluated for impairment	$1,658,209	$491,576	$578,455	$181,539	$10,001	$2,304	$8,003	$5,088	$358,959	$3,294,134

The following table shows the activity in the allowance for loan losses for the three months ended September 30, 2012:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,065	$6,329	$5,786	$1,821	$100	$727	$656	$28	$3,387	$30,899
Charge-off's	(3,090)	(179)	(1,072)	(198)	(19)	(59)	(59)	-	(965)	(5,641)
Recoveries	9	124	258	-	-	-	36	-	2	429
Provision	3,596	(397)	983	340	(33)	(602)	(54)	(18)	1,185	5,000
Ending balance	$12,580	$5,877	$5,955	$1,963	$48	$66	$579	$10	$3,609	$30,687
Ending balance: individually evaluated for impairment	$62	$385	$713	$95	$-	$50	$-	$-	$304	$1,609
Ending balance: collectively evaluated for impairment	$12,518	$5,492	$5,242	$1,868	$48	$16	$579	$10	$3,305	$29,078

Financing Receivables:
Ending balance	$1,482,765	$527,337	$653,151	$202,291	$6,632	$16,319	$10,764	$13,103	$260,998	$3,173,360
Ending balance: individually evaluated for impairment	$23,049	$25,368	$31,208	$15,429	$237	$16,319	$1,404	$-	$25,300	$138,314
Ending balance: collectively evaluated for impairment	$1,459,716	$501,969	$621,943	$186,862	$6,395	$-	$9,360	$13,103	$235,698	$3,035,046

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Charge-off's	(3,459)	(905)	(3,780)	(695)	(74)	(2,678)	(426)	-	(2,057)	(14,074)
Recoveries	155	293	169	117	4	-	77	-	36	851
Provision	2,080	17	3,574	533	123	2,877	340	(7)	3,398	12,935
Ending balance	$11,777	$5,110	$5,923	$1,954	$99	$265	$496	$-	$5,192	$30,816
Ending balance: individually evaluated for impairment	$265	$270	$649	$59	$-	$17	$-	$-	$166	$1,426
Ending balance: collectively evaluated for impairment	$11,512	$4,840	$5,274	$1,895	$99	$248	$496	$-	$5,026	$29,390

Financing Receivables:
Ending balance	$1,684,277	$516,314	$595,435	$196,659	$10,165	$4,645	$8,003	$5,088	$364,069	$3,384,655
Ending balance: individually evaluated for impairment	$26,068	$24,738	$16,980	$15,120	$164	$2,341	$-	$-	$5,110	$90,521
Ending balance: collectively evaluated for impairment	$1,658,209	$491,576	$578,455	$181,539	$10,001	$2,304	$8,003	$5,088	$358,959	$3,294,134

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2012:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$11,267	$5,210	$5,314	$1,649	$80	$668	$987	$41	$5,128	$30,344
Charge-off's	(5,252)	(2,401)	(3,401)	(1,096)	(62)	(2,500)	(324)	-	(1,488)	(16,524)
Recoveries	89	249	337	29	-	-	59	-	104	867
Provision	6,476	2,819	3,705	1,381	30	1,898	(143)	(31)	(135)	16,000
Ending balance	$12,580	$5,877	$5,955	$1,963	$48	$66	$579	$10	$3,609	$30,687
Ending balance: individually evaluated for impairment	$62	$385	$713	$95	$-	$50	$-	$-	$304	$1,609
Ending balance: collectively evaluated for impairment	$12,518	$5,492	$5,242	$1,868	$48	$16	$579	$10	$3,305	$29,078

Financing Receivables:
Ending balance	$1,482,765	$527,337	$653,151	$202,291	$6,632	$16,319	$10,764	$13,103	$260,998	$3,173,360
Ending balance: individually evaluated for impairment	$23,049	$25,368	$31,208	$15,429	$237	$16,319	$1,404	$-	$25,300	$138,314
Ending balance: collectively evaluated for impairment	$1,459,716	$501,969	$621,943	$186,862	$6,395	$-	$9,360	$13,103	$235,698	$3,035,046

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the nine month period ended September 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$23,043	$26,245	$-	$23,219	$208
Commercial real estate	16,836	17,786	-	20,887	205
One-to-four family mixed-use property	13,210	15,685	-	14,305	149
One-to-four family residential	14,753	18,840	-	14,697	330
Co-operative apartments	164	282	-	232	-
Construction	425	651	-	5,351	-
Non-mortgage loans:
Small Business Administration	-	-	-	329	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,028	4,328	-	6,003	110

Total loans with no related allowance recorded	70,459	83,817	-	85,023	1,002

With an allowance recorded:
Mortgage loans:
Multi-family residential	3,025	3,026	265	2,839	109
Commercial real estate	7,902	7,968	270	7,506	232
One-to-four family mixed-use property	3,770	3,769	649	3,991	165
One-to-four family residential	367	367	59	369	11
Co-operative apartments	-	-	-	-	-
Construction	1,916	1,916	17	2,323	48
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	3,082	3,082	166	4,174	111

Total loans with an allowance recorded	20,062	20,128	1,426	21,202	676

Total Impaired Loans:
Total mortgage loans	$85,411	$96,535	$1,260	$95,719	$1,457

Total non-mortgage loans	$5,110	$7,410	$166	$10,506	$221

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized and Classified at September 30, 2013:

(In thousands)	Special Mention	Substandard (1)	Doubtful	Loss	Total

Multi-family residential	$10,847	$23,250	$-	$-	$34,097
Commercial real estate	12,885	21,300	-	-	34,185
One-to-four family - mixed-use property	9,656	14,931	-	-	24,587
One-to-four family - residential	1,714	14,753	-	-	16,467
Co-operative apartments	-	164	-	-	164
Construction loans	1,916	425	-	-	2,341
Small Business Administration	336	-	-	-	336
Commercial business and other	2,000	5,939	50	-	7,989
Total loans	$39,354	$80,762	$50	$-	$120,166

The following table sets forth the recorded investment in loans designated as Criticized and Classified at December 31, 2012:

(In thousands)	Special Mention	Substandard (1)	Doubtful	Loss	Total

Multi-family residential	$16,345	$19,327	$-	$-	$35,672
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	24,635	-	-	37,739
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	$53,044	$116,633	$1,324	$-	$171,001

(1)	The tables above do not include $5.0 million and $5.3 million of Substandard loans held for sale at September 30, 2013 and December 31, 2012, respectively.

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the three months ended September 30		For the nine months ended September 30
(In thousands)	2013	2012	2013	2012

Balance, beginning of period	$32,355	$30,899	$31,104	$30,344
Provision for loan losses	3,435	5,000	12,935	16,000
Charge-off's	(5,186)	(5,641)	(14,074)	(16,524)
Recoveries	212	429	851	867

Balance, end of period	$30,816	$30,687	$30,816	$30,687

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs (recoveries) for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Multi-family residential	$620	$3,081	$3,304	$5,163
Commercial real estate	171	55	612	2,152
One-to-four family – mixed-use property	587	814	3,611	3,064
One-to-four family – residential	(7)	198	578	1,067
Co-operative apartments	-	19	70	62
Construction	2,374	59	2,678	2,500
Small Business Administration	72	23	349	265
Commercial business and other	1,157	963	2,021	1,384
Total net loan charge-offs	$4,974	$5,212	$13,223	$15,657

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $66.8 million and $152.1 million, respectively, at September 30, 2013.

6.         Loans held for sale

The following table shows our loans held for sale at the lower of cost or estimated fair value for the periods indicated:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Number of loans	Carrying Value	Number of loans	Carrying Value

Multi-family residential	1	$485	4	$3,442
One-to-four family - mixed-use property	-	-	4	1,871
Construction	1	5,000	-	-

Total	2	$5,485	8	$5,313

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended September 30, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	2	$2,079	$65	$-
Commercial real estate	1	760	-	6
One-to-four family - mixed-use property	4	1,487	(243)	(5)

Total	7	$4,326	$(178)	$1

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended September 30, 2012
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	14	$11,031	$(2,295)	$(8)
Commercial real estate	2	750	(65)	-
One-to-four family - mixed-use property	12	3,642	(939)	-

Total	28	$15,423	$(3,299)	$(8)

The table above does not include $0.7 million of performing Small Business Administration loans that were sold for a net gain of $60,000 during the three months ended September 30, 2012.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the nine months ended September 30, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	17	$9,138	$(1,036)	$6
Commercial real estate	8	4,223	(564)	6
One-to-four family - mixed-use property	34	9,449	(2,773)	(52)
Commercial business and other	2	66	(185)	-

Total	61	$22,876	$(4,558)	$(40)

The above table does not include the sale of one performing commercial real estate loan for $2.4 million, resulting in a net gain of $184,000 during the nine months ended September 30, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the nine months ended September 30, 2012
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	26	$18,102	$(2,683)	$23
Commercial real estate	8	4,619	(432)	-
One-to-four family - mixed-use property	21	7,085	(1,736)	-
Construction	3	2,540	(57)	-
Commercial business and other	2	714	(136)	8

Total	60	$33,060	$(5,044)	$31

The table above does not include $0.7 million of performing Small Business Administration loans that were sold for a net gain of $60,000 during the nine months ended September 30, 2012.

7.           Other Real Estate Owned

The following represents Other Real Estate Owned (“OREO”) activity during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)

Balance at beginning of period	$2,591	$2,094	$5,278	$3,179
Acquisitions	1,785	1,910	4,543	3,541
Write-down of carrying value	(63)	(82)	(243)	(285)
Sales	(810)	(262)	(6,075)	(2,775)

Balance at end of period	$3,503	$3,660	$3,503	$3,660

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Gross gains	$192	$12	$433	$57
Gross losses	-	-	(89)	(189)
Write-down of carrying value	(63)	(82)	(243)	(285)
Total	$129	$(70)	$101	$(417)

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.           Stock-Based Compensation

For the three months ended September 30, 2013 and 2012, the Company’s net income, as reported, included $0.4 million and $0.6 million, respectively, of stock-based compensation costs and $0.2 million and $0.3 million, respectively, of income tax benefits related to the stock-based compensation plans.  For the nine months ended September 30, 2013 and 2012, the Company’s net income, as reported, included $2.9 million of stock-based compensation costs and $1.1 million of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended September 30, 2013, the Company granted 2,400 restricted stock units. There were no restricted stock units granted during the three months ended September 30, 2012. During the nine months ended September 30, 2013 and 2012, the Company granted 246,045 and 230,675 restricted stock units, respectively. There were no stock options granted during the three and nine months ended September 30, 2013 and 2012.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders of the Company approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards. As of September 30, 2013, there were 361,330 shares available for full value awards and 56,860 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the nine months ended September 30, 2013:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2012	318,051	$13.35
Granted	246,045	15.30
Vested	(185,530)	14.46
Forfeited	(17,695)	14.25
Non-vested at September 30, 2013	360,871	$14.06

Vested but unissued at September 30, 2013	217,435	$14.15

As of September 30, 2013, there was $4.0 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.  The total fair value of awards vested for the three months ended September 30, 2013 and 2012 were $4,000 and $2,000, respectively. The total fair value of awards vested for the nine months ended September 30, 2013 and 2012 were $2.8 million and $2.7 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the nine months ended September 30, 2013:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2012	770,355	$15.92
Granted	-	-
Exercised	(300,195)	14.62
Forfeited	(420)	16.25
Outstanding at September 30, 2013	469,740	$16.76	2.7	$918
Exercisable shares at September 30, 2013	447,440	$17.17	2.6	$695
Vested but unexercisable shares at September 30, 2013	8,100	$8.44	5.3	$81

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of September 30, 2013, there was $6,000 of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.3 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash proceeds, fair value received, tax benefits, intrinsic value related to stock options exercised and the weighted average grant date fair value for options granted during the nine months ended September 30, 2013 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Proceeds from stock options exercised	$77	$21	$312	$836
Fair value of shares received upon exercised of stock options	2,323	287	4,074	835
Tax (expense) benefit related to stock options exercised	(71)	3	97	30
Intrinsic value of stock options exercised	436	56	813	186

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

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2013:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2012	50,067	$15.34
Granted	9,467	15.74
Forfeited	-	-
Distributions	(500)	16.26
Outstanding at September 30, 2013	59,034	$18.45
Vested at September 30, 2013	58,742	$18.45

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $0.1 million for the three months ended September 30, 2013 and 2012. There were no distributions made from the Phantom Stock Plan during the three months ended September 30, 2013. The total fair value of the distributions from the Phantom Stock Plan was $1,000 for the three months ended September 30, 2012.

For the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense for the Phantom Stock Plan of $0.2 million. The total fair value of the distributions from the Phantom Stock Plan during the nine months ended September 30, 2013 and 2012 were $8,000 and $6,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
9.           Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012

Employee Pension Plan:
Interest cost	$207	$220	$621	$660
Amortization of unrecognized loss	306	263	918	789
Expected return on plan assets	(315)	(310)	(945)	(930)
Net employee pension expense	$198	$173	$594	$519

Outside Director Pension Plan:
Service cost	$21	$20	$63	$60
Interest cost	24	28	72	84
Amortization of unrecognized gain	(9)	(7)	(27)	(21)
Amortization of past service liability	9	9	27	27
Net outside director pension expense	$45	$50	$135	$150

Other Postretirement Benefit Plans:
Service cost	$112	$100	$336	$300
Interest cost	55	54	165	162
Amortization of unrecognized loss	12	10	36	30
Amortization of past service credit	(20)	(21)	(60)	(63)
Net other postretirement expense	$159	$143	$477	$429

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2012 that it expects to contribute $0.8 million to the Company’s Employee Pension Plan (the “Employee Pension Plan”) and $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2013. As of September 30, 2013, the Company has contributed $0.7 million to the Employee Pension Plan, $73,000 to the Outside Director Pension Plan and $50,000 to the Other Postretirement Benefit Plans. As of September 30, 2013, the Company has not revised its expected contributions for the year ending December 31, 2013.

10.           Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2013, the Company carried financial assets and financial liabilities under the fair value option with fair values of $41.5 million and $26.5 million, respectively. At December 31, 2012, the Company carried financial assets and financial liabilities under the fair value option with fair values of $54.5 million and $23.9 million, respectively. During the nine months ended September 30, 2013, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the nine months ended September 30, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods indicated:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(In thousands)	2013	2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Mortgage-backed securities	$12,004	$24,911	$(95)	$(14)	$(626)	$(175)
Other securities	29,491	29,577	(381)	325	(328)	571
Borrowed funds	26,465	23,922	(272)	374	(2,547)	2,279
Net (loss) gain from fair value adjustments (1) (2)			$(748)	$685	$(3,501)	$2,675

(1)
The net gain (loss) from fair value adjustments presented in the above table does not include net gains of $0.6 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, from the change in the fair value of interest rate caps/swaps.

(2)
The net gain (loss) from fair value adjustments presented in the above table does not include net gains of $2.9 million and net losses of ($2.9) million for the nine months ended September 30, 2013 and 2012, respectively, from the change in the fair value of interest rate caps/swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at September 30, 2013 and December 31, 2012.  The fair value of borrowed funds includes accrued interest payable of $0.1 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at September 30, 2013 and December 31, 2012.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2013 and December 31, 2012, Level 2 included mortgage related securities, corporate debt and interest rate caps/swaps.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2013 and December 31, 2012, Level 3 included REMIC and CMO securities, municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at September 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
Assets:
Mortgage-backed Securities	$-	$-	$765,016	$696,638	$20,194	$23,475	$785,210	$720,113
Other securities	-	-	256,563	213,374	16,781	16,079	273,344	229,453
Interest rate caps	-	-	-	19	-	-	-	19
Interest rate swaps	-	-	1,212	3	-	-	1,212	3

Total assets	$-	$-	$1,022,791	$910,034	$36,975	$39,554	$1,059,766	$949,588

Liabilities:
Borrowings	$-	$-	$-	$-	$26,465	$23,922	$26,465	$23,922
Interest rate swaps	-	-	-	1,922	-	-	-	1,922

Total liabilities	$-	$-	$-	$1,922	$26,465	$23,922	$26,465	$25,844

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended September 30, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$22,930	$9,327	$8,367	$26,192
Transfer into Level 3	-	-	-	-
Net loss from fair value adjustment
of financial assets	-	-	(361)	-
Net loss from fair value
adjustment of financial liabilities	-	-	-	272
Increase in accrued interest payable	-	-	-	1
Other-than-temporary impairment charge	(916)	-	-	-
Change in net unrealized losses included
in other comprehensive income	(1,820)	(52)	(500)	-
Ending balance	$20,194	$9,275	$7,506	$26,465

Changes in unrealized held at period end	$(1,820)	$(52)	$(500)	$-

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended September 30, 2012
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$5,653	$24,356
Transfer into Level 3	-	-
Net loss from fair value adjustment of financial assets	137	-
Net gain from fair value adjustment of financial liabilities	-	(374)
Decrease in accrued interest payable	(9)	(273)
Other-than-temporary impairment charge	-	-
Change in net unrealized gains included in other comprehensive income	315	-
Ending balance	$6,096	$23,709

Changes in unrealized held at period end	$315	$-

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$23,475	$9,429	$6,650	$23,922
Transfer into Level 3	-	-	-	-
Net gain from fair value adjustment of financial assets	-	-	150	-
Net loss from fair value adjustment of financial liabilities	-	-	-	2,547
Decrease in accrued interest payable	-	-	-	(4)
Other-than-temporary impairment charge	(1,419)	-	-	-
Change in net unrealized gains (losses) included in other comprehensive income	(1,862)	(154)	706	-
Ending balance	$20,194	$9,275	$7,506	$26,465

Changes in unrealized held at period end	$(1,862)	$(154)	$706	$-

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2012
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$5,632	$26,311
Transfer into Level 3	-	-
Net gain from fair value adjustment of financial assets	104	-
Net gain from fair value adjustment of financial liabilities	-	(2,279)
Decrease in accrued interest payable	(10)	(323)
Other-than-temporary impairment charge	-	-
Change in net unrealized gains included in other comprehensive income	370	-
Ending balance	$6,096	$23,709

Changes in unrealized held at period end	$370	$-

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of September 30, 2013:

September 30, 2013	Fair Value	Valuation Technique	Unobservable Input	Range			(Weighted Average)
	(Dollars in thousands)
Assets:
			Spread to index	2.1%	-	3.9%	(3.4%)
			Loss Severity	40.0%	-	70.0%	(53.1%)
			Prepayment speeds	1.0%	-	9.6%	(6.4%)
			Defaults	3.0%	-	16.0%	(9.0%)
REMIC and CMO	$20,194	Discounted cash flows	Average Life (years)	3.7	-	15.1	(6.2)

Municipals	$9,275	Discounted cash flows	Discount rate	0.4%	-	4.0%	(3.6%)

			Discount rate	8.0%	-	18.1%	(12.2%)
			Prepayment assumptions	0%	-	44.3%	(32.2%)
Trust Preferred Securities	$7,506	Discounted cash flows	Defaults	0%	-	15.6%	(12.1%)

Liabilities:

Junior subordinated debentures	$26,465	Discounted cash flows	Discount rate			8.0%	(8.0%)

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

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at September 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
Assets:
Loans held for sale	$-	$-	$-	$-	$5,485	$5,313	$5,485	$5,313
Impaired loans	-	-	-	-	27,813	49,703	27,813	49,703
Other Real Estate Owned	-	-	-	-	3,503	5,278	3,503	5,278

Total assets	$-	$-	$-	$-	$36,801	$60,294	$36,801	$60,294

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of September 30, 2013:

September 30, 2013	Fair Value	Valuation Technique	Unobservable Input	Range			(Weighted Average)
	(Dollars in thousands)
Assets:

Loans held for sale	$5,485	Fair value of collateral	Loss severity discount	24.5%	-	57.9%	(56.2%)
Impaired loans	$27,813	Fair value of collateral	Loss severity discount	0.5%	-	90.4%	(33.5%)
Other real estate owned	$3,503	Fair value of collateral	Loss severity discount	0.0%	-	42.1%	(8.1%)

The Company carries its Loans held for sale and OREO at the expected sales price less selling costs.

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

The estimated fair value of each material class of financial instruments at September 30, 2013 and December 31, 2012 and the related methods and assumptions used to estimate fair value are as follows:

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

At September 30, 2013 and December 31, 2012, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at September 30, 2013:

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$40,328	$40,328	$40,328	$-	$-
Mortgage-backed Securities	785,210	785,210	-	765,016	20,194
Other securities	273,344	273,344	-	256,563	16,781
Loans held for sale	5,485	5,485	-	-	5,485
Loans	3,396,138	3,465,973	-	-	3,465,973
FHLB-NY stock	46,003	46,003	-	46,003	-
Interest rate caps	-	-	-	-	-
Interest rate swaps	1,212	1,212	-	1,212	-
OREO	3,503	3,503	-	-	3,503

Total assets	$4,551,223	$4,621,058	$40,328	$1,068,794	$3,511,936

Liabilities:
Deposits	$3,239,370	3,262,780	$1,997,053	$1,265,727	$-
Borrowings	1,018,231	1,043,413	-	1,016,948	26,465

Total liabilities	$4,257,601	$4,306,193	$1,997,053	$2,282,675	$26,465

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

11.           Derivative Financial Instruments

At September 30, 2013 and December 31, 2012, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At September 30, 2013, derivatives with a combined notional amount of $118.0 million are not designated as hedges and a derivative with a notional amount of $4.2 million is designated as a fair value hedge. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.  The portions of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2013:

	Notional Amount	Purchase Price	Net Carrying Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$-
Interest rate swaps (non-hedge)	18,000	-	960
Interest rate swaps (hedge)	4,238	-	252
Total derivatives	$122,238	$9,035	$1,212

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2012:

	Notional Amount	Purchase Price	Net Carrying (1) Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$19
Interest rate swaps (non-hedge)	18,000	-	(1,922)
Interest rate swaps (hedge)	4,300	-	3
Total derivatives	$122,300	$9,035	$(1,900)

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012

Financial Derivatives:
Interest rate caps	$(7)	$(52)	$(18)	$(314)
Interest rate swaps	565	192	2,898	(2,546)
Net gain (loss) (1)	$558	$140	$2,880	$(2,860)

(1)	Net gains and (losses) are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

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

 Income tax provisions are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Federal:
Current	$4,678	$4,578	$12,699	$12,807
Deferred	(85)	(35)	18	(404)
Total federal tax provision	4,593	4,543	12,717	12,403
State and Local:
Current	1,468	1,460	3,773	3,793
Deferred	(37)	(15)	8	(131)
Total state and local tax provision	1,431	1,445	3,781	3,662

Total income tax provision	$6,024	$5,988	$16,498	$16,065

The income tax provision in the Consolidated Statements of Income has been provided at an effective rate of 39.0% for all periods presented in the table above.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended September 30,				For the nine months ended September 30,
(dollars in thousands)	2013		2012		2013		2012

Taxes at federal statutory rate	$5,406	35.0%	$5,374	35.0%	$14,806	35.0%	14,419	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	930	6.0	938	6.1	2,458	5.8	2,380	5.8
Other	(312)	(2.0)	(324)	(2.1)	(766)	(1.8)	(734)	(1.8)
Taxes at effective rate	$6,024	39.0%	$5,988	39.0%	$16,498	39.0%	$16,065	39.0%

The Company has recorded a deferred tax asset of $35.4 million at September 30, 2013, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $20.5 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at September 30, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

13.           Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2013:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$18,921	$(6,784)	$12,137
Other comprehensive income (loss) before reclassifications, net of tax	(19,947)	-	$(19,947)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(874)	503	(371)

Net current period other comprehensive income (loss), net of tax	(20,821)	503	(20,318)

Ending balance, net of tax	$(1,900)	$(6,281)	$(8,181)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the three months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$96		Net gain on sale of securities
	(42)		Tax expense
	$54		Net of tax

OTTI charges	$(916)		OTTI charge
	400		Tax benefit
	$(516)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(309)	(1)	Other expense
Prior service credits	11	(1)	Other expense
	(298)		Total before tax
	130		Tax benefit
	$(168)		Net of tax

(1)      These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains losses on available for sale securities:	$2,972		Net gain on sale of securities
	(1,299)		Tax expense
	$1,673		Net of tax

OTTI charges	$(1,419)		OTTI charge
	620		Tax benefit
	$(799)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(927)	(1)	Other expense
Prior service credits	33	(1)	Other expense
	(894)		Total before tax
	391		Tax benefit
	$(503)		Net of tax

(1)      These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2013, the Bank exceeded each of the three capital requirements and is categorized as “well-capitalized” under the prompt corrective action regulations.  Set forth below is a summary of the Bank’s compliance:

(Dollars in thousands)	Amount	Percent of Assets

Core Capital:
Capital level	$438,423	9.48%
Well capitalized	231,234	5.00
Excess	207,189	4.48

Tier 1 Risk-Based Capital:
Capital level	$438,423	14.22%
Well capitalized	185,022	6.00
Excess	253,401	8.22

Risk-Based Capital:
Capital level	$469,239	15.22%
Well capitalized	308,370	10.00
Excess	160,869	5.22

As a result of its conversion to a bank holding company on February 28, 2013, the Holding Company became subject to the same regulatory capital requirements as the Bank. At September 30, 2013, the Holding Company’s Tier I (leverage) capital, Tier I risk-based capital and Total risk-based capital was 9.64%, 14.47%, and 15.47%, respectively.

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

On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator became the Office of the Comptroller of the Currency and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors. Upon completion of the Merger, on February 28, 2013, the Bank’s primary regulator became the New York State Department of Financial Services (formerly, the New York State Banking Department), and its primary federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. Also in connection with the Merger, Flushing Financial Corporation became a bank holding company. We do not anticipate any significant changes to our operations or services as a result of the Merger. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November 2006, the Bank launched an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

We saw continued improvement in non-performing assets, as they decreased by $12.3 million during the three months ended September 30, 2013. Charge-offs for the third quarter of 2013 were primarily due to sales of delinquent loans and our continued practice of obtaining updated appraisals, and recording charge-offs based on these up-to-date values as opposed to adding to the allowance for loan losses. Net charge-offs in the third quarter were $5.0 million. We do not carry non-performing loans at more than 85% of their current appraised value. This process has ensured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans, based upon current appraisals, was 45.4% at the end of the quarter.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net loans increased $109.6 million during the third quarter of 2013, as loan originations for the quarter totaled a record $262.2 million. Our loan pipeline at September 30, 2013 grew to $262.2 million from $211.4 million at December 31, 2012. Our lending departments continue to emphasize full relationship banking with our borrowers. Originations were focused on multi-family and commercial business loans, which represented 49% and 38%, respectively, of loan originations during the third quarter of 2013. We generally obtain full banking relationships with these borrowers.

Our net interest margin for the third quarter of 2013 was 3.38%, a decrease of 11 basis points from the second quarter of 2013. While we saw a decrease in our funding costs of five basis points for the quarter, the yield on interest-earning assets decreased 14 basis points. In the current interest rate environment, new loans and securities are added at rates well below our portfolio average yield, and higher yielding loans and securities are prepaid.  We also continued to experience higher than average activity in loans refinancing during the third quarter of 2013, which further reduced the yield on our loan portfolio.

Net income for the nine months ended September 30, 2013 was $25.8 million, an increase of $0.7 million, or 2.7%, compared to $25.1 million for the nine months ended September 30, 2012. Diluted earnings per common share were $0.86 for the nine months ended September 30, 2013, an increase of $0.04, or 4.9%, from $0.82 for the nine months ended September 30, 2012.

We recorded a provision for loan losses of $12.9 million for the nine months ended September 30, 2013, which was a decrease of $3.1 million from $16.0 million recorded in the nine months ended September 30, 2012. During the nine months ended September 30, 2013, non-performing loans decreased $28.7 million to $61.2 million from $89.8 million at December 31, 2012. Net charge-offs for the nine months ended September 30, 2013 totaled $13.2 million, or 55 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 45.4% at September 30, 2013. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the quarterly analysis of the allowance for loans losses, it was deemed necessary to record a $12.9 million provision for possible loan losses for the nine months ended September 30, 2013. See “-ALLOWANCE FOR LOAN LOSSES.”

At September 30, 2013, the Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.48%, 14.21% and 15.21%, respectively. The Company is also subject to the same regulatory requirements.  At September 30, 2013, the Company’s capital ratios for Core, Tier 1 risk-based and Total risk-based capital ratios were 9.64%, 14.46% and 15.46%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General.  Net income for the three months ended September 30, 2013 was $9.4 million, an increase of $0.1 million, or 0.6%, from the comparable prior year period.  Diluted earnings per common share were $0.32 for the three months ended September 30, 2013, an increase of $0.01, or 3.2%, from $0.31 for the three months ended September 30, 2012.

Return on average equity was 8.9% for the three months ended September 30, 2013 compared to 8.7% for the three months ended September 30, 2012. Return on average assets was 0.8% for the three months ended September 30, 2013 compared to 0.9% for the three months ended September 30, 2012.

Interest Income.  Total interest and dividend income decreased $3.3 million, or 6.3%, to $49.9 million for the three months ended September 30, 2013 from $53.2 million for the three months ended September 30, 2012. The decrease in interest income was attributable to a 56 basis point decline in the yield of interest-earning assets to 4.56% for the three months ended September 30, 2013 from 5.12% in the comparable prior year period, partially offset by the effect of an increase of $213.5 million in the average balance of interest-earning assets to $4,371.3 million for the three months ended September 30, 2013 from $4,157.8 million for the comparable prior year period. The 56 basis point decline in the yield of interest-earning assets was primarily due to a 47 basis point reduction in the yield of the loan portfolio to 5.18% for the three months ended September 30, 2013 from 5.65% for the three months ended September 30, 2012, combined with an 82 basis point decline in the yield on total securities to 2.77% for the three months ended September 30, 2013 from 3.59% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $127.7 million increase in the average balance of the lower yielding securities portfolio for the three months ended September 30, 2013. $48.0 million of the increase in the average balance of the securities portfolio was due to the purchase of floating rate corporate debt that was purchased to assist in the management of interest rate risk. The 47 basis point decrease in the yield of the loan portfolio was primarily due to a decline in the rates earned on new loan originations and existing loans modified to lower rates, partially offset by an increase in prepayment penalty income during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The 82 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 44 basis points to 5.16% for the three months ended September 30, 2013 from 5.60% for the three months ended September 30, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $2.7 million, or 17.6%, to $12.9 million for the three months ended September 30, 2013 from $15.6 million for the three months ended September 30, 2012. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 36 basis points to 1.29% for the three months ended September 30, 2013 from 1.65% for the comparable prior year period, partially offset by a $190.1 million increase in the average balance of interest-bearing liabilities to $3,981.4 million for the three months ended September 30, 2013 from $3,791.3 million for the comparable prior year period. The 36 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products and a shifting of deposit concentrations, as higher costing certificates of deposits average balance decreased $313.2 million to $1,191.6 million, while lower costing core deposits average balance increased $291.2 million to $1,759.5 million for the three months ended September 30, 2013.  Additionally, the cost of borrowed funds decreased 76 basis points to 2.06% for the three months ended September 30, 2013 from 2.82% for the comparable prior year period.  The decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates.  The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 26 basis points, two basis points, one basis point and six basis points, respectively, for the three months ended September 30, 2013 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 31 basis points to 1.05% for the three months ended September 30, 2013 from 1.36% for the three months ended September 30, 2012.

Net Interest Income.  For the three months ended September 30, 2013, net interest income was $37.0 million, a decrease of $0.6 million, or 1.6%, from $37.6 million for the three months ended September 30, 2012. The decrease in net interest income was attributable to a 20 basis point decrease in the net-interest spread to 3.27% for the three months ended September 30, 2013 from 3.47% for the three months ended September 30, 2012, partially offset by the effect of an increase of $213.5 million in the average balance of interest-earning assets to $4,371.3 million for the three months ended September 30, 2013 from $4,157.8 million for the comparable prior year period.  The yield on interest-earning assets decreased 56 basis points to 4.56% for the three months ended September 30, 2013 from 5.12% for the three months ended September 30, 2012, while the cost of funds decreased 36 basis points to 1.29% for the three months ended September 30, 2013 from 1.65% for the comparable prior year period. The net interest margin decreased 24 basis points to 3.38% for the three months ended September 30, 2013 from 3.62% for the three months ended September 30, 2012. Excluding prepayment penalty income, the net interest margin would have decreased 22 basis points to 3.26% for the three months ended September 30, 2013 from 3.48% for the three months ended September 30, 2012.

Provision for Loan Losses.  A provision for loan losses of $3.4 million was recorded for the three months ended September 30, 2013, which was a decrease of $1.6 million, or 31.3%, from that recorded for the three months ended September 30, 2012.  During the three months ended September 30, 2013, non-performing loans decreased $12.7 million to $61.2 million from $73.9 million at June 30, 2013. Net charge-offs for the three months ended September 30, 2013 totaled $5.0 million, or 61 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 45.4% at September 30, 2013. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the quarterly analysis of the allowance for loans losses, it was deemed necessary to record a $3.4 million provision for possible loan losses for the three months ended September 30, 2013. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended September 30, 2013 was $0.9 million, a decrease of $2.6 million from $3.5 million for the three months ended September 30, 2012.  The decrease in non-interest income was primarily due to a $0.9 million OTTI charge recorded for the three months ended September 30, 2013 on three private issue CMOs and a decrease of $1.0 million in income from fair value adjustments for the three months ended September 30, 2013 compared to the comparable prior year period. Loan fees decreased $0.8 million during the three months ended September 30, 2013, primarily due to the deferral of $0.5 million of loan fees previously recognized in income during 2013 which were deferred in the current quarter to be amortized as a yield adjustment. A corresponding amount of additional compensation expense for loan origination costs was also deferred during the current quarter. These decreases were partially offset by a $0.2 million increase in income from bank owned life insurance (“BOLI”) compared to the three months ended September 30, 2012.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $19.1 million for the three months ended September 30, 2013, a decrease of $1.7 million from $20.7 million for the three months ended September 30, 2012. The decrease was primarily due to decreases of $0.4 million in FDIC insurance expense primarily due to a reduction in the assessment rate, $0.5 million in OREO/foreclosure expense primarily due to a reduction in non-accrual loans, $0.2 million in net losses on sales of OREO and $0.3 million in professional services.

Income before Income Taxes. Income before the provision for income taxes increased $0.1 million, or 0.6%, to $15.4 million for the three months ended September 30, 2013 from $15.3 million for the three months ended September 30, 2012 for the reasons discussed above.

Provision for Income Taxes. Income tax expense was $6.0 million for the three months ended September 30, 2013 and 2012. The effective tax rate was 39.0% for the three months ended September 30, 2013 and 2012.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General. Net income for the nine months ended September 30, 2013 was $25.8 million, an increase of $0.7 million, or 2.7%, compared to $25.1 million for the nine months ended September 30, 2012. Diluted earnings per common share were $0.86 for the nine months ended September 30, 2013, an increase of $0.04, or 4.9%, from $0.82 for the nine months ended September 30, 2012.

Return on average equity was 7.9% for both of the nine months ended September 30, 2013 and 2012. Return on average assets was 0.8% for both of the nine months ended September 30, 2013 and 2012.

Interest Income.  Total interest and dividend income decreased $11.8 million, or 7.3%, to $150.2 million for the nine months ended September 30, 2013 from $162.0 million for the nine months ended September 30, 2012. The decrease in interest income was attributable to a 55 basis point decline in the yield of interest-earning assets to 4.69% for the nine months ended September 30, 2013 from 5.24% in the comparable prior year period. The decrease in the yield was partially offset by a $143.0 million increase in the average balance of interest-earning assets to $4,268.5 million for the nine months ended September 30, 2013 from $4,125.5 million for the comparable prior year period. The 55 basis point decline in the yield of interest-earning assets was primarily due to a 44 basis point reduction in the yield of the loan portfolio to 5.31% for the nine months ended September 30, 2013 from 5.75% for the nine months ended September 30, 2012, combined with a 76 basis point decline in the yield on total securities to 2.89% for the nine months ended September 30, 2013 from 3.65% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $116.9 million increase in the average balance of the lower yielding securities portfolio for the nine months ended September 30, 2013. The 44 basis point decrease in the yield of the loan portfolio was primarily due to a decline in the rates earned on new loan originations and existing loans modified to lower rates. The 76 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 38 basis points to 5.46% for the nine months ended September 30, 2013 from 5.84% for the nine months ended September 30, 2012.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 42 basis points to 5.29% for the nine months ended September 30, 2013 from 5.71% for the nine months ended September 30, 2012.

Interest Expense.  Interest expense decreased $7.0 million, or 14.3%, to $41.8 million for the nine months ended September 30, 2013 from $48.8 million for the nine months ended September 30, 2012. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 29 basis points to 1.43% for the nine months ended September 30, 2013 from 1.72% for the comparable prior year period and a shifting of deposit concentrations, as higher costing certificates of deposits average balance decreased $287.7 million to $1,187.4 million, while lower costing core deposits average balance increased $214.1 million to $1,724.2 million for the nine months ended September 30, 2013.  The 29 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products and a reduction in the cost of borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 24 basis points, 10 basis points, three basis points and nine basis points, respectively, for the nine months ended September 30, 2013 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 28 basis points to 1.11% for the nine months ended September 30, 2013 from 1.39% for the nine months ended September 30, 2012. The cost of borrowed funds decreased 60 basis points to 2.52% for the nine months ended September 30, 2013 from 3.12% for the nine months ended September 30, 2012 with the average balance increasing $183.4 million to $933.3 million for the nine months ended September 30, 2013 from $749.9 million for the nine months ended September 30, 2012. The decline in the cost of borrowed funds was primarily due to the prepayment of $68.5 million in FHLB-NY advances during the first quarter of 2013 at an average cost of 3.21% which was scheduled to mature in 2014 and replacing those borrowings with new long-term advances costing 0.75%, partially offset by a $2.6 million prepayment penalty incurred on the transaction.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Interest Income.  For the nine months ended September 30, 2013, net interest income was $108.4 million, a decrease of $4.8 million, or 4.2%, from $113.2 million for the nine months ended September 30, 2012. The decrease in net interest income was attributable to a 26 basis point decrease in the net-interest spread to 3.26% for the nine months ended September 30, 2013 from 3.52% for the nine months ended September 30, 2012, partially offset by the effect of an increase of $143.0 million in the average balance of interest-earning assets to $4,268.5 million for the nine months ended September 30, 2013 from $4,125.5 million for the comparable prior year period.  The yield on interest-earning assets decreased 55 basis points to 4.69% for the nine months ended September 30, 2013 from 5.24% for the nine months ended September 30, 2012, while the cost of funds decreased 29 basis points to 1.43% for the nine months ended September 30, 2013 from 1.72% for the comparable prior year period. The net interest margin decreased 27 basis points to 3.39% for the nine months ended September 30, 2013 from 3.66% for the nine months ended September 30, 2012. Excluding prepayment penalty income on loans and securities, as well as prepayment penalties on borrowings, the net interest margin would have decreased 19 basis points to 3.35% for the nine months ended September 30, 2013 from 3.54% for the nine months ended September 30, 2012.

Provision for Loan Losses.  A provision for loan losses of $12.9 million was recorded for the nine months ended September 30, 2013, which was a decrease of $3.1 million from $16.0 million recorded in the nine months ended September 30, 2012. During the nine months ended September 30, 2013, non-performing loans decreased $28.7 million to $61.2 million from $89.8 million at December 31, 2012. Net charge-offs for the nine months ended September 30, 2013 totaled $13.2 million, or 55 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 45.4% at September 30, 2013. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the quarterly analysis of the allowance for loans losses, it was deemed necessary to record a $12.9 million provision for possible loan losses for the nine months ended September 30, 2013. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the nine months ended September 30, 2013 was $8.5 million, an increase of $2.0 million from $6.5 million for the nine months ended September 30, 2012.  The increase in non-interest income was primarily due to the $2.9 million gain from the sale of mortgage-backed securities during the nine months ended September 30, 2013 as part of a balance sheet restructuring as discussed above under “Balance Sheet Restructuring”. Non-interest income also improved due to a $0.4 million increase in BOLI income.  These increases were partially offset by a $0.4 million increase in net losses from fair value adjustments and a $0.6 million increase in OTTI charges recorded on private issue CMOs during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Additionally, loan fees decreased $0.5 million during the nine months ended September 30, 2013, primarily due to the deferral of loan fees to be amortized as yield adjustments. A corresponding amount of additional compensation expense for loan origination costs was also deferred during the current quarter.

Non-Interest Expense. Non-interest expense was $61.7 million for the nine months ended September 30, 2013, a decrease of $0.8 million, or 1.3%, from $62.5 million for the nine months ended September 30, 2012. The decrease was primarily due to decreases of $0.7 million in FDIC insurance expense primarily due to a reduction in the assessment rate, $0.7 million in OREO/foreclosure expense primarily due to a reduction in non-accrual loans, $0.5 million in net losses on sales of OREO and $0.4 million in professional services. These decreases were partially offset by a $1.7 million increase in salaries and employee benefits expense primarily due to annual salary increases and increased incentives for loan and deposit growth.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income before Income Taxes.  Income before the provision for income taxes increased $1.1 million, or 2.7%, to $42.3 million for the nine months ended September 30, 2013 from $41.2 million for the nine months ended September 30, 2012 for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $0.4 million to $16.5 million for the nine months ended September 30, 2013 from $16.1 million for the nine months ended September 30, 2012.  The effective tax rate was 39.0% for the nine months ended September 30, 2013 and 2012.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2013 were $4,732.3 million, an increase of $280.8 million, or 6.3%, from $4,451.4 million at December 31, 2012. Total loans, net increased $162.3 million during the nine months ended September 30, 2013 to $3,365.3 million from $3,203.0 million at December 31, 2012. Loan originations and purchases were $635.2 million for the nine months ended September 30, 2013, an increase of $202.0 million from $433.2 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we continued to focus on the origination of multi-family properties and business loans with a full relationship.  Loan applications in process have continued to remain strong, totaling $262.2 million at September 30, 2013 compared to $211.4 million at December 31, 2012 and $198.0 million at September 30, 2012.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Multi-family residential	$127,310	$69,299	$302,527	$211,052
Commercial real estate (1)	14,180	1,943	52,778	21,756
One-to-four family – mixed-use property	10,719	3,474	22,453	13,955
One-to-four family – residential	7,986	7,382	20,876	18,076
Co-operative apartments	1,037	100	4,799	1,726
Construction	163	83	1,951	653
Small Business Administration	92	180	470	513
Taxi Medallion (2)	-	-	-	3,464
Commercial business and other	100,664	68,452	229,365	162,053
Total	$262,151	$150,913	$635,219	$433,248

(1)	Includes purchases of $0.5 million for the nine months ended September 30, 2013.
(2)	Includes purchases of $3.5 million for the nine months ended September 30, 2012.

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the three months ended September 30, 2013 had an average loan-to-value ratio of 44.1% and an average debt coverage ratio of 249%.

The Bank’s non-performing assets totaled $68.5 million at September 30, 2013, a decrease of $30.0 million from $98.5 million at December 31, 2012. Total non-performing assets as a percentage of total assets were 1.45% at September 30, 2013 and 2.21% at December 31, 2012. The ratio of allowance for loan losses to total non-performing loans was 50.4% at September 30, 2013 and 34.6% at December 31, 2012.   See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the nine months ended September 30, 2013, mortgage-backed securities increased $65.1 million, or 9.0%, to $785.2 million from $720.1 million at December 31, 2012. The increase in mortgage-backed securities during the nine months ended September 30, 2013 was primarily due to purchases of $292.3 million, partially offset by sales and repayments of $68.5 million and $122.4 million, respectively. During the nine months ended September 30, 2013, other securities increased $43.9 million, or 19.1%, to $273.3 million from $229.5 million at December 31, 2012. The increase in other securities during the nine months ended September 30, 2013 was primarily due to purchases of $88.0 million, partially offset by $30.5 million in calls and sales of $5.9 million. Other securities primarily consist of securities issued by government agencies, mutual or bond funds that invest in government and government agency securities and corporate bonds.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liabilities.  Total liabilities were $4,305.3 million at September 30, 2013, an increase of $296.2 million, or 7.4%, from $4,009.1 million at December 31, 2012. During the nine months ended September 30, 2013, due to depositors increased $215.7 million, or 7.2%, to $3,198.3 million as a result of a $226.6 million increase in core deposits partially offset by a $10.9 million decrease in certificates of deposit. Borrowed funds increased $69.8 million during the nine months ended September 30, 2013.  The increase in borrowed funds was primarily due to a net increase of $109.4 million in long-term borrowings partially offset by a $43.0 million net decrease in short-term borrowings.

Equity. Total stockholders’ equity decreased $15.4 million, or 3.5%, to $427.0 million at September 30, 2013 from $442.4 million at December 31, 2012. Stockholders’ equity decreased primarily due to a decrease in comprehensive income of $20.3 million primarily due to a decline in the market value of the securities portfolio, the purchase of 836,092 shares of treasury stock at a cost of $13.2 million and the declaration and payment of a dividend of $0.39 per common share totaling $11.8 million, partially offset by net income of $25.8 million and $1.4 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. In addition, the exercise of stock options increased stockholders’ equity by $0.2 million, including the income tax benefit realized. Book value per common share was $14.19 at September 30, 2013 compared to $14.39 at December 31, 2012. Tangible book value per common share was $13.67 at September 30, 2013 compared to $13.87 at December 31, 2012.

During the nine months ended September 30, 2013, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on September 20, 2011. On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program which authorizes the purchase of up to 1,000,000 shares of its common stock.  During the nine months ended September 30, 2013, the Company repurchased 836,092 shares of the Company’s common stock at an average cost of $15.73 per share. At September 30, 2013, 549,870 shares remain to be repurchased under the current stock repurchase program. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.  Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company.

Cash flow.  During the nine months ended September 30, 2013, funds provided by the Company's operating activities amounted to $56.6 million. These funds combined with $264.6 million provided by financing activities and were utilized to fund net investing activities of $321.3 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During the nine months ended September 30, 2013, the net total of loan originations and purchases less loan repayments and sales was $176.9 million. During the nine months ended September 30, 2013, the Company also funded $380.3 million in purchases of securities available for sale.  During the nine months ended September 30, 2013, funds were provided by a $223.3 million net increase in deposits and $109.4 million net increase in long-term borrowed funds.  Additionally, funds were provided by $236.6 million in proceeds from maturities, sales, calls and prepayments of securities available for sale. The Company also used funds of $43.0 million, $14.1 million and $11.7 million for net repayments of short-term borrowed funds, purchases of treasury stock and dividend payments, respectively, during the nine months ended September 30, 2013.

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

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2013. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At September 30, 2013, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2013:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-2.36%	12.14%	13.56%
-100 Basis points	0.31	8.64	13.34
Base interest rate	0.00	0.00	12.62
+100 Basis points	-5.49	-12.97	11.34
+200 Basis points	-11.17	-26.06	9.95

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended September 30, 2013 and 2012, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2013				2012
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,948,640	39,358	5.34%		$2,889,894	41,373	5.73%
Other loans, net (1)	338,315	3,182	3.76		285,360	3,484	4.88
Total loans, net	3,286,955	42,540	5.18		3,175,254	44,857	5.65
Mortgage-backed securities	787,680	5,732	2.91		693,001	6,765	3.90
Other securities	265,751	1,566	2.36		232,684	1,546	2.66
Total securities	1,053,431	7,298	2.77		925,685	8,311	3.59
Interest-earning deposits and federal funds sold	30,905	13	0.17		56,813	25	0.18
Total interest-earning assets	4,371,291	49,851	4.56		4,157,752	53,193	5.12
Other assets	250,745				244,556
Total assets	$4,622,036				$4,402,308

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$270,956	126	0.19		$306,573	150	0.20
NOW accounts	1,298,242	1,673	0.52		989,644	1,446	0.58
Money market accounts	190,262	70	0.15		172,013	75	0.17
Certificate of deposit accounts	1,191,574	5,898	1.98		1,504,736	8,417	2.24
Total due to depositors	2,951,034	7,767	1.05		2,972,966	10,088	1.36
Mortgagors' escrow accounts	40,596	9	0.09		35,729	9	0.10
Total deposits	2,991,630	7,776	1.04		3,008,695	10,097	1.34
Borrowed funds	989,791	5,090	2.06		782,614	5,513	2.82
Total interest-bearing liabilities	3,981,421	12,866	1.29		3,791,309	15,610	1.65
Non interest-bearing deposits	175,217				139,562
Other liabilities	44,272				38,279
Total liabilities	4,200,910				3,969,150
Equity	421,126				433,158
Total liabilities and equity	$4,622,036				$4,402,308

Net interest income / net interest rate spread		$36,985	3.27%			$37,583	3.47%

Net interest-earning assets / net interest margin	$389,870		3.38%		$366,443		3.62%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	X			1.10	X

(1)
Loan interest income includes net amortization of deferred fees and costs, late charges, and prepayment penalties of approximately $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the nine months ended September 30, 2013 and 2012, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2013				2012
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,904,864	118,921	5.46%		$2,902,201	127,111	5.84%
Other loans, net (1)	316,530	9,420	3.97		288,834	10,429	4.81
Total loans, net	3,221,394	128,341	5.31		3,191,035	137,540	5.75
Mortgage-backed securities	763,918	17,321	3.02		704,347	20,652	3.91
Other securities	243,472	4,516	2.47		186,165	3,747	2.68
Total securities	1,007,390	21,837	2.89		890,512	24,399	3.65
Interest-earning deposits and federal funds sold	39,669	54	0.18		43,913	53	0.16
Total interest-earning assets	4,268,453	150,232	4.69		4,125,460	161,992	5.24
Other assets	260,912				240,724
Total assets	$4,529,365				$4,366,184

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$277,451	389	0.19		$325,333	546	0.22
NOW accounts	1,273,909	5,044	0.53		1,001,843	4,685	0.62
Money market accounts	172,868	197	0.15		182,978	340	0.25
Certificate of deposit accounts	1,187,403	18,504	2.08		1,475,118	25,634	2.32
Total due to depositors	2,911,631	24,134	1.11		2,985,272	31,205	1.39
Mortgagors' escrow accounts	46,171	26	0.08		41,179	27	0.09
Total deposits	2,957,802	24,160	1.09		3,026,451	31,232	1.38
Borrowed funds	933,318	17,645	2.52		749,878	17,545	3.12
Total interest-bearing liabilities	3,891,120	41,805	1.43		3,776,329	48,777	1.72
Non interest-bearing deposits	162,732				128,912
Other liabilities	42,026				35,076
Total liabilities	4,095,878				3,940,317
Equity	433,487				425,867
Total liabilities and equity	$4,529,365				$4,366,184

Net interest income / net interest rate spread		$108,427	3.26%			$113,215	3.52%

Net interest-earning assets / net interest margin	$377,333		3.39%		$349,131		3.66%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	X			1.09	X

(1)
Loan interest income includes net amortization of deferred fees and costs, late charges, and prepayment penalties of approximately $2.7 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

	For the nine months ended September 30,
(In thousands)	2013	2012

Mortgage Loans

At beginning of period	$2,906,881	$2,939,012

Mortgage loans originated:
Multi-family residential	302,527	211,052
Commercial real estate	52,326	21,756
One-to-four family – mixed-use property	22,453	13,955
One-to-four family – residential	20,876	18,076
Co-operative apartments	4,799	1,726
Construction	1,951	653
Total mortgage loans originated	404,932	267,218

Mortgage loans purchased:
Commercial Loans Purchased	452	-
Total mortgage loans Purchased	452	-

Less:
Principal and other reductions	281,786	284,687
Sales	22,984	33,048

At end of period	$3,007,495	$2,888,495

Commercial Business and Other Loans

At beginning of period	$314,494	$274,981

Other loans originated:
Small business administration	470	513
Taxi Medallion	-	8
Commercial business	225,337	158,730
Other	4,028	3,323
Total other loans originated	229,835	162,574

Other loans purchased:
Taxi Medallion	-	3,456
Total other loans purchased	-	3,456

Less:
Principal and other reductions	164,787	148,967
Sales and loans transferred to available for sale	2,382	7,179

At end of period	$377,160	$284,865

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Accrual Status:
Multi-family residential	$2,812	$2,822	$2,348
Commercial real estate	3,786	3,797	3,263
One-to-four family - mixed-use property	2,307	2,317	2,338
One-to-four family - residential	367	369	374
Construction	1,612	1,612	3,500
Commercial business and other	4,368	4,403	3,849

Total	15,252	15,320	15,672

Non-accrual status:
Commercial real estate	3,552	4,045	3,872
One-to-four family - mixed-use property	385	386	-
Total	3,937	4,431	3,872

Total performing troubled debt restructured	$19,189	$19,751	$19,544

During the nine months ended September 30, 2013, five loans totaling $2.2 million were restructured and classified as TDR, while $2.0 million in repayments were received.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Loans 90 days or more past due and still accruing:
Multi-family residential	$479	$-	$-
Commercial real estate	298	-	-
One-to-four family - residential	15	15	-
Commercial business and other	502	558	644
Total	1,294	573	644

Non-accrual loans:
Multi-family residential	18,445	19,273	16,486
Commercial real estate	10,653	12,676	15,640
One-to-four family - mixed-use property	9,854	11,272	18,280
One-to-four family - residential	13,229	12,158	13,726
Co-operative apartments	160	160	234
Construction	4,962	7,326	7,695
Small business administration	-	445	283
Commercial business and other	2,564	9,999	16,860
Total	59,867	73,309	89,204

Total non-performing loans	61,161	73,882	89,848

Other non-performing assets:
Real estate acquired through foreclosure	3,503	2,591	5,278
Investment securities	3,831	4,301	3,332
Total	7,334	6,892	8,610

Total non-performing assets	$68,495	$80,774	$98,458

Included in non-accrual loans were three loans totaling $7.3 million, four loans totaling $10.1 million and seven loans totaling $11.1 million which were restructured as TDR which were not performing in accordance with their restructured terms at September 30, 2013, June 30, 2013 and December 31, 2012, respectively.

The Bank’s non-performing assets totaled $68.5 million at September 30, 2013, a decrease of $12.3 million from $80.8 million at June 30, 2013 and a decrease of $30.0 million from $98.5 million at December 31, 2012. Total non-performing assets as a percentage of total assets were 1.45% at September 30, 2013, 1.76% at June 30, 2013 and 2.21% at December 31, 2012. The ratio of allowance for loan losses to total non-performing loans was 50.4% at September 30, 2013, 43.8% at June 30, 2013 and 34.6% at December 31, 2012.

The Bank’s non-performing loans totaled $61.2 million at September 30, 2013, a decrease of $12.7 million from $73.9 million at June 30, 2013 and a decrease of $28.7 million from $89.8 million at December 31, 2012. During the three months ended September 30, 2013, 29 loans totaling $11.1 million were added to non-accrual loans, 12 loans totaling $3.6 million were returned to performing status, nine loans totaling $7.9 million were paid in full, seven loans totaling $4.3 million were sold, seven loans totaling $1.6 million were transferred to other real estate owned and charge-offs of $4.7 million were recorded on non-performing loans that were non-performing at the beginning of the third quarter of 2013.

Non-performing investment securities include two pooled trust preferred securities for which we are not receiving payments. At September 30, 2013, these investment securities had a combined amortized cost and market value of $8.3 million and $3.8 million, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	September 30, 2013		December 31, 2012
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$2,864	$15,471	$4,827	$24,059
Commercial real estate	5,015	9,378	3,622	9,764
One-to-four family - mixed-use property	685	19,497	3,368	21,012
One-to-four family - residential	1,200	2,276	1,886	3,407
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	2,462
Small Business Administration	-	148	-	404
Taxi medallion	-	-	-	-
Commercial business and other	-	-	6	2
Total delinquent loans	$9,764	$46,770	$13,709	$61,110

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $167.1 million at September 30, 2013, a decrease of $57.2 million from $224.2 million at December 31, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ assets designated as Criticized and Classified at September 30, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$10,848	$23,735	$-	$-	$34,583
Commercial real estate	12,885	21,300	-	-	34,185
One-to-four family - mixed-use property	9,656	14,931	-	-	24,587
One-to-four family - residential	1,714	14,753	-	-	16,467
Co-operative apartments	-	164	-	-	164
Construction loans	1,916	5,425	-	-	7,341
Small Business Administration	336	-	-	-	336
Commercial business and other	2,000	5,939	50	-	7,989
Total loans	39,355	86,247	50	-	125,652

Investment Securities: (1)
Pooled trust preferred securities	-	10,493	-	-	10,493
Private issue trust preferred securities	-	5,745	-	-	5,745
Private issue CMO	-	21,665	-	-	21,665
Total investment securities	-	37,903	-	-	37,903

Other Real Estate Owned	-	3,503	-	-	3,503
Total	$39,355	$127,653	$50	$-	$167,058

The following table sets forth the Banks’ assets designated as Criticized and Classified at December 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$16,345	$22,769	$-	$-	$39,114
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	26,506	-	-	39,610
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	53,044	121,946	1,324	-	176,314

Investment Securities: (1)
Pooled trust preferred securities	-	10,419	-	-	10,419
Private issue trust preferred securities	-	5,770	-	-	5,770
Private issue CMO	-	26,429	-	-	26,429
Total investment securities	-	42,618	-	-	42,618

Other Real Estate Owned	-	5,278	-	-	5,278
Total	$53,044	$169,842	$1,324	$-	$224,210

(1)   Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $32.7 million and $35.2 million at September 30, 2013 and December 31, 2012, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had one private issue trust preferred security classified as Substandard with a market value of $0.3 million at September 30, 2013 and two private issue trust preferred securities classified as Substandard with a market value of $0.8 million at December 31, 2012.

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

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of nine investment securities that are held at the Bank as Substandard at September 30, 2013. Our classified investment securities at September 30, 2013 held by the Bank include five private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at September 30, 2013 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through September 30, 2013, two of the pooled trust preferred securities and four private issue CMOs are not paying principal and interest as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

ALLOWANCE FOR LOAN LOSSES

We have established and maintained on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans and TDRs are considered impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as TDR which are performing in accordance with their modified terms are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized loans based on these estimates. Based on the review of impaired loans, which includes loans classified as TDR, a portion of the allowance was allocated to impaired loans in the amount of $1.4 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. The historical loss period used for this allocation was three years. Management also prepared an additional analysis to ensure that the remaining portion of the allowance for possible loan losses is sufficient to cover losses inherent in the loan portfolio. This analysis considered: (1) the current economic environment, (2) delinquency and non-accrual trends, (3) classified loan trends, (4) the risk inherent in our loan portfolio and volume and trends of loan types, (5) recent trends in charge-offs, (6) changes in underwriting standards, (7) the experience, ability and depth of our lenders, and (8) collection policies and experience. Based on these reviews, management concluded the general portion of the allowance should be $29.4 million and $29.6 million at September 30, 2013 and December 31, 2012, respectively, resulting in a total allowance of $30.8 million and $31.1 million at September 30, 2013 and December 31, 2012, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded and the Board of Directors has concurred, that at September 30, 2013, the allowance was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2013	2012

Balance at beginning of period	$31,104	$30,344

Provision for loan losses	12,935	16,000

Loans charged-off:
Multi-family residential	(3,459)	(5,252)
Commercial real estate	(905)	(2,401)
One-to-four family – mixed-use property	(3,780)	(3,401)
One-to-four family – residential	(695)	(1,096)
Co-operative apartments	(74)	(62)
Construction	(2,678)	(2,500)
Small Business Administration	(426)	(324)
Commercial business and other	(2,057)	(1,488)
Total charge-offs	(14,074)	(16,524)

Recoveries:
Multi-family residential	155	89
Commercial real estate	293	249
One-to-four family – mixed-use property	169	337
One-to-four family – residential	117	29
Co-operative apartments	4	-
Small Business Administration	77	59
Commercial business and other	36	104
Total recoveries	851	867

Net charge-offs	(13,223)	(15,657)

Balance at end of period	$30,816	$30,687

Ratio of net charge-offs during the period to average loans outstanding during the period	0.55%	0.65%
Ratio of allowance for loan losses to gross loans at end of period	0.91%	0.97%
Ratio of allowance for loan losses to non-performing assets at end of period	44.99%	28.56%
Ratio of allowance for loan losses to non-performing loans at end of period	50.39%	30.44%

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	-	$-	-	579,870
August 1 to August 31, 2013	10,000	18.01	10,000	569,870
September 1 to September 30, 2013	20,000	18.17	20,000	549,870
Total	30,000	$18.12	30,000

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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

Flushing Financial Corporation,

Dated: November 12, 2013	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 12, 2013	By: /s/David W. Fry
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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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