Form 10-K
period 2013-12-31
FLUSHING FINANCIAL CORP
filed 2014-03-17
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  ___Yes    X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ___Yes    X   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X  Yes   __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        X  Yes    __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Non-accelerated filer____	Accelerated filer X _ Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  __ Yes    X   No

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $471,117,000.  This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $16.45.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2014 was 30,249,341 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2014 are incorporated herein by reference in Part III.

i

General	35
Bad Debt Reserves	35
Distributions	35
Corporate Alternative Minimum Tax	36
State and Local Taxation	36
New York State and New York City Taxation	36
Delaware State Taxation	37

REGULATION	37

General	37
The Dodd - Frank Act	37
Basel III	38
Volcker Rule	38
New York State Law	39
FDIC Regulation	40
Brokered Deposits	42
Transactions with Affiliates	43
Community Reinvestment Act	43
Federal Reserve System	44
Federal Home Loan Bank System	44
Holding Company Regulations	44
Acquisition of the Holding Company	45
Federal Securities Law	45
Consumer Financial Protection Bureau	45
Mortgage Banking and Related Consumer Protection Regulations	45
Available Information	46
Item 1A. Risk Factors	46
Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	46
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	47
Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	48
Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited	48
The Markets in Which We Operate Are Highly Competitive	49
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	49
Changes in Laws and Regulations Could Adversely Affect Our Business	50
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	50
Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquirer	51
We May Not Be Able to Successfully Implement Our Commercial Business Banking Initiative	51
The FDIC’s Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations	52
A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	52

PART IV

Item 15. Exhibits, Financial Statement Schedules	153
(a) 1. Financial Statements	153
(a) 2. Financial Statement Schedules	153
(a) 3. Exhibits Required by Securities and Exchange Commission Regulation S-K	154
SIGNATURES	156

POWER OF ATTORNEY	156

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

Item 1.  Business.

GENERAL

Overview

We are a Delaware corporation organized in May 1994. The Savings Bank was organized in 1929 as a New York State-chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. On February 28, 2013, in the Merger, the Savings Bank merged with and into the Commercial Bank, with the Commercial Bank as the surviving entity. Pursuant to the Merger, the Commercial Bank’s charter was changed to a full-service New York State commercial bank charter, and its name was changed to Flushing Bank. Also in connection with the Merger, Flushing Financial Corporation became a bank holding company. We have not made any significant changes to our operations or services as a result of the Merger. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank has an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Flushing Financial Corporation also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts formed to issue a total of $60.0 million of capital securities and $1.9 million of common securities (which are the only voting securities). Flushing Financial Corporation owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from Flushing Financial Corporation. The Trusts are not included in our consolidated financial statements as we would not absorb the losses of the Trusts if losses were to occur.

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). Management views the Company as operating a single unit – a community bank.  Therefore, segment information is not provided. At December 31, 2013, the Company had total assets of $4.7 billion, deposits of $3.2 billion and stockholders’ equity of $432.5 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2013, we had gross loans outstanding of $3,423.0 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $3,028.5 million, or 88.5% of gross loans, and non-mortgage loans totaling $394.6 million, or 11.5% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which combined totaled 82.4% of gross loans.   Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio.  Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Savings Bank’s primary regulator became the Office of the Comptroller of the Currency (“OCC”) and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”). Upon completion of the Merger, the Bank’s primary regulator became the New York State Department of Financial Services (“NYSDFS”) (formerly, the New York State Banking Department), and its primary federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in our market, the New York City metropolitan area, have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the middle of 2010, improvements in unemployment have lagged, with the unemployment rate decreasing but remaining at an elevated level of 7.5% at December 2013 and 8.8% at December 2012, for the New York City region, according to the New York State Department of Labor. We have also seen improvements in our level of non-performing loans, although they still remain at elevated levels. Non-performing loans totaled $49.0 million, $89.8 million and $117.4 million at December 31, 2013, 2012 and 2011, respectively. Additionally, we have not experienced a significant increase in foreclosed properties due to an extended foreclosure process in our market. Net charge-offs of impaired loans have decreased in 2013 to $13.3 million from $20.2 million and $18.9 million for the years ended December 31, 2012 and 2011, respectively. In response to the economic conditions in our market and the increase in non-performing loans resulting from the recession, we tightened our conservative underwriting standards in 2008 to reduce the risk associated with lending.

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

The economic conditions we have experienced since December 2007 resulted in loan originations declining year-over-year from 2008 through 2011. In 2012 the trend of declining loan originations reversed with loan originations improving year-over-year in 2012 and 2013. Loan originations and purchases for 2013 increased $203.5 million, or 32.2%, to $836.0 million from $632.5 million for 2012.

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

The Bank has a business banking unit. Our business strategy includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2013, the business banking unit had $378.3 million in gross loans outstanding and $138.5 million of customer deposits.

The Bank has an internet branch, iGObanking.com®, which provides access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications.  As of December 31, 2013, the internet branch had $293.2 million of customer deposits.

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

On December 19, 2008, under the Troubled Asset Relief Program (“TARP”), we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”) pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualified as Tier 1 Capital under the risk-based capital guidelines of the Office of Thrift Supervision (“OTS”) (“Tier 1 Capital”) and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company. The Warrant would have expired ten years from the issuance date and was immediately exercisable and transferable. The Purchase Agreement contained limitations on the payment of dividends on and the repurchase of our common stock and certain preferred stock.  The Purchase Agreement also required that, until such time as the U.S. Treasury ceased to own any securities acquired from us thereunder, we take all necessary action to ensure that benefit plans with respect to senior executive officers complied with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and was in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers consented to the foregoing. During 2009, we issued, in a public offering, 9.3 million common shares for total consideration, after expenses, of $101.5 million. This public offering was a Qualified Equity Offering as defined in the Warrant. As a result of this Qualified Equity Offering, the number of shares of common stock underlying the Warrant was reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million.

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve.  The Bank’s main office is in Flushing, New York, located in the Borough of Queens.  At December 31, 2013, the Bank operated out of 17 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Lake Success in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with over 115 banks and thrifts in the counties in which we have branch locations. Our market share of deposits in these counties is approximately 0.35% of the total deposits of these competing financial institutions, and we are the 24th largest financial institution. In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans, Taxi medallion loans and other consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2013, we had gross loans outstanding of $3,423.0 million (before the allowance for loan losses and net deferred costs).

Since 2009 we have focused our mortgage loan origination efforts on multi-family residential mortgage loans. In prior years we had focused our mortgage loan originations on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis on multi-family residential mortgage loans through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contact with mortgage brokers and other professionals who serve as referral sources. The reduced emphasis on commercial real estate, one-to-four family mixed-use property mortgage loans, and construction loans since 2009 was due to the increased level of risk in these types of loans in the current economic environment. While we expect to continue this reduced emphasis on the origination of commercial real estate and one-to-four family mixed-use property mortgage loans, and construction loans, in the near term, we have cautiously resumed the origination of non-owner occupied commercial real estate and one-to-four family mixed-use property mortgage loans.

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

Prior to 2007, we had grown our construction loan portfolio. During 2007, we began to deemphasize construction loans, as originations of new construction loans declined.  We have continued to deemphasize construction loans since then as we reduced the balance of our construction loan portfolio, which totaled $4.2 million at December 31, 2013.  We intend to continue to deemphasize construction loans in the near term. We obtain a first lien position on the underlying collateral, and generally obtain personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations.  In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our construction loan portfolio.

The business banking unit was formed in 2006 to focus on loan and deposit relationships to businesses located within our market area. These loans are generally personally guaranteed by the owners, and may be secured by the assets of the business, including real estate. The interest rate on these loans is generally an adjustable rate based on a published index. These loans, while providing us a higher rate of return, also present a higher level of risk. The greater risk associated with business loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our business loan portfolio.

From time to time, we may purchase loans from mortgage bankers and other financial institutions when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated. Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$1,712,039	50.02%	$1,534,438	47.62%	$1,391,221	43.28%	$1,252,176	38.40%	$1,158,700	36.16%
Commercial real estate	512,552	14.97	515,438	16.00	580,783	18.07	662,794	20.33	686,210	21.42
One-to-four family - mixed-use property	595,751	17.40	637,353	19.79	693,932	21.59	728,810	22.36	744,560	23.24
One-to-four family - residential (1)	193,726	5.66	198,968	6.18	220,431	6.86	241,376	7.41	249,920	7.81
Co-operative apartment (2)	10,137	0.30	6,303	0.20	5,505	0.17	6,215	0.19	6,553	0.20
Construction	4,247	0.12	14,381	0.45	47,140	1.47	75,519	2.32	97,270	3.04
Gross mortgage loans	3,028,452	88.47	2,906,881	90.24	2,939,012	91.44	2,966,890	91.01	2,943,213	91.87

Non-mortgage loans:
Small Business Administration	7,792	0.23	9,496	0.29	14,039	0.44	17,511	0.54	17,496	0.55
Taxi medallion	13,123	0.38	9,922	0.31	54,328	1.69	88,264	2.71	61,424	1.92
Commercial business and other	373,641	10.92	295,076	9.16	206,614	6.43	187,161	5.74	181,240	5.66
Gross non-mortgage loans	394,556	11.53	314,494	9.76	274,981	8.56	292,936	8.99	260,160	8.13
Gross loans	3,423,008	100.00%	3,221,375	100.00%	3,213,993	100.00%	3,259,826	100.00%	3,203,373	100.00%

Unearned loan fees and deferred costs, net	11,170		12,746		14,888		16,503		17,110

Less: Allowance for loan losses	(31,776)		(31,104)		(30,344)		(27,699)		(20,324)
Loans, net	$3,402,402		$3,203,017		$3,198,537		$3,248,630		$3,200,159

(1)
One-to-four family residential mortgage loans also include home equity and condominium loans.  At December 31, 2013, gross home equity loans totaled $58.6 million and condominium loans totaled $24.5 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2013	2012	2011

Mortgage Loans

At beginning of year	$2,906,881	$2,939,012	$2,966,890

Mortgage loans originated:
Multi-family residential	382,041	317,663	249,010
Commercial real estate	68,968	31,789	7,070
One-to-four family mixed-use property	40,898	15,961	23,754
One-to-four family residential	27,495	24,485	24,075
Co-operative apartment	4,966	1,810	-
Construction	3,089	806	1,723
Total mortgage loans originated	527,457	392,514	305,632

Mortgage loans purchased:
Commercial real estate	452	-	-
Total mortgage loans purchased	452	-	-

Less:
Principal reductions	363,805	359,168	284,327
Loans transferred to loans held for sale	9,524	6,498	-
Mortgage loan sales	18,306	34,033	24,832
Charge-offs	12,329	19,284	17,845
Mortgage loan foreclosures	2,374	5,662	6,506
At end of year	$3,028,452	$2,906,881	$2,939,012

Non-mortgage loans

At beginning of year	$314,494	$274,981	$292,936

Loans originated:
Small Business Administration	603	529	3,528
Taxi Medallion	-	8	11,779
Commercial business	292,385	231,877	66,352
Other	5,360	4,138	4,859
Total other loans originated	298,348	236,552	86,518

Non-mortgage loans purchased:
Taxi Medallion	9,737	3,456	19,053

Less:
Non-mortgage loan sales	-	1,379	4,104
Loans transferred to loans held for sale	-	5,400	-
Principal reductions	225,509	191,731	118,032
Charge-offs	2,514	1,985	1,390
At end of year	$394,556	$314,494	$274,981

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2013.  Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family mixed-use property	One-to-four family residential	Co-operative apartment	Construction	Small Business Administration	Taxi Medallion	Commercial business and other	Total loans

Amounts due within one year	$147,762	$89,734	$37,483	$8,080	$321	$4,247	$3,296	$6,995	$142,049	$439,967
Amounts due after one year:
One to two years	132,622	68,387	35,888	8,260	333	-	827	3,705	46,483	296,505
Two to three years	130,506	61,618	32,121	8,309	341	-	676	2,422	39,159	275,152
Three to five years	129,385	54,755	28,112	7,984	350	-	446	1	31,458	252,491
Over five years	1,171,764	238,058	462,147	161,093	8,792	-	2,547	-	114,492	2,158,893
Total due after one year	1,564,277	422,818	558,268	185,646	9,816	-	4,496	6,128	231,592	2,983,041
Total amounts due	$1,712,039	$512,552	$595,751	$193,726	$10,137	$4,247	$7,792	$13,123	$373,641	$3,423,008

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$379,796	$84,195	$106,384	$46,112	$1,500	$-	$128	$6,128	$154,443	$778,686
Adjustable rate loans	1,184,481	338,623	451,884	139,534	8,316	-	4,368	-	77,149	2,204,355
Total loans due after one year	$1,564,277	$422,818	$558,268	$185,646	$9,816	$-	$4,496	$6,128	$231,592	$2,983,041

Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $1,712.0 million, or 50.02% of gross loans, at December 31, 2013. Our multi-family residential mortgage loans had an average principal balance of $857,000 at December 31, 2013, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $28.0 million.  We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2013, $1,286.0 million, or 75.11%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased multi-family ARM loans totaling $197.8 million, $221.7 million and $218.8 million during 2013, 2012 and 2011, respectively.

At December 31, 2013, $426.1 million, or 24.89%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $184.3 million, $95.9 million and $30.2 million of fixed-rate multi-family mortgage loans in 2013, 2012 and 2011, respectively.

Commercial Real Estate Lending.  Loans secured by commercial real estate were $512.6 million, or 14.97% of gross loans, at December 31, 2013. Our commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2013, our commercial real estate mortgage loans had an average principal balance of $646,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $14.9 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

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

At December 31, 2013, $409.1 million, or 79.81%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate.  From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased commercial ARM loans totaling $43.9 million, $19.9 million and $2.1 million during 2013, 2012 and 2011, respectively.

At December 31, 2013, $103.5 million, or 20.19%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $25.5 million, $11.9 million and $5.0 million of fixed-rate commercial mortgage loans in 2013, 2012 and 2011, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties.  We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000.  Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $595.8 million, or 17.40% of gross loans, at December 31, 2013.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2013, $467.6 million, or 78.49%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased one-to-four family mixed-use property ARM loans totaling $20.3 million, $10.8 million and $17.6 million during 2013, 2012 and 2011, respectively.

At December 31, 2013, $128.2 million, or 21.51%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $20.6 million, $5.2 million and $6.1 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2013, 2012 and 2011, respectively.

One-to-Four Family Mortgage Lending – Residential Properties.  We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $203.9 million, or 5.96% of gross loans, at December 31, 2013.

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

In addition to income verified loans, we have in the past originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allowed us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. The preponderance of stated income one-to-four family residential mortgage loans were made available to self-employed individuals within our local community for their primary residence. Our underwriting standards required that we verify the assets of the borrowers and the sources of their cash flows. The information reviewed for purchases included at least three months and refinances included at least one month of personal bank statements (checking and savings accounts), statements of investment accounts, business checking account statements (when applicable), and other information provided by the borrowers about their personal holdings. Our review of these bank statements allowed us to assess whether or not their stated income appeared reasonable in comparison to their cash flows, and if their income level supported their personal holdings. We also obtained and reviewed credit reports on these borrowers. An acceptable credit report was one of the key factors in approving this type of mortgage loan. We obtained appraisals from an independent third party for the property, and limited the amount we lent on the properties to 80% of the lesser of the property’s appraised value or the purchase price. Home equity lines of credit were offered on one-to-four residential properties to homeowners based on various levels of income verification. We limited the amount available under a home equity line of credit to 80% of the lesser of the appraised value of the property and the purchase price. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness.  This risk is mitigated by the requirements discussed above in our loan policy. In addition, since 2008, the underwriting standards for home equity loans were modified to discontinue originating home equity lines of credit without verifying the borrower’s income.  This was accomplished in two stages.  Beginning in May 2008, we began verifying the borrower’s income when the home equity line of credit exceeded $100,000.  Beginning in October 2009, we verified the income of all borrowers applying for a home equity line of credit. We also discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010. We had $15.8 million and $20.8 million outstanding of one-to four family residential mortgage loans originated to individuals based on stated income and verifiable assets at December 31, 2013 and 2012, respectively. We had $49.9 million and $52.8 million advanced on home equity lines of credit for which we did not verify the borrowers’ income at December 31, 2013 and 2012, respectively.

At December 31, 2013, $152.0 million, or 74.58%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. We originated and purchased adjustable rate residential mortgage loans totaling $17.6 million, $23.6 million and $21.5 million during 2013, 2012 and 2011, respectively.

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

At December 31, 2013, $51.8 million, or 25.42%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $4.3 million, $2.7 million and $2.6 million in 15-year fixed-rate residential mortgages in 2013, 2012 and 2011, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2013, 2012 and 2011.

 At December 31, 2013, home equity loans totaled $58.6 million, or 1.71%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years.  These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years.  The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units.  To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes.  All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2013, construction loans totaled $4.2 million, or 0.12%, of gross loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position.  We made advances on construction loans of $3.1 million, $0.8 million and $1.7 million during 2013, 2012 and 2011, respectively.

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

Small Business Administration Lending.  At December 31, 2013, SBA loans totaled $7.8 million, representing 0.23%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program was $2.0 million, with a maximum loan guarantee of $1.5 million. The Small Business Jobs Act of 2010 permanently increased the limits to a maximum loan size of $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers.  Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages.  SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months.  We generally sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retain the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $0.6 million, $0.5 million and $3.5 million of SBA loans during 2013, 2012 and 2011, respectively.

Taxi medallion.. At December 31, 2013, taxi medallion loans totaled $13.1 million, or 0.38%, of gross loans. We originate and purchase loans made to New York City taxi medallion owners. These loans, which totaled $13.1 million at December 31, 2013, are secured through liens on the taxi medallions.  We originate and purchase taxi medallion loans up to 80% of the value of the taxi medallion. We originated and purchased $9.7 million, $3.5 million and $30.8 million of taxi medallion loans during 2013, 2012 and 2011, respectively.

Commercial Business and Other Lending. At December 31, 2013, commercial business and other loans totaled $373.6 million, or 10.92%, of gross loans. We originate commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory and real estate and generally require personal guarantees. The Bank also, at times, enters into participations/syndications with other banks on senior secured commercial business loans. Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $297.7 million, $236.0 million and $71.2 million of commercial business and other loans during 2013, 2012 and 2011, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations.  In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

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

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishes loan approval requirements for our various types of loan products.  Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans in excess of $750,000 up to $1.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee. The Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $1.0 million. Pursuant to our Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties must be approved by the President or the Executive Vice President, Chief of Real Estate Lending upon the recommendation of the appropriate Senior Vice President, and ratification by the Management Loan Committee.  Such loans in excess of $1.0 million up to and including $2.5 million must also be approved by the Management Loan Committee and ratified by the Loan Committee or the Bank Board of Directors. Such loans in excess of $2.5 million also require Loan Committee or Bank Board of Directors approval. In accordance with our Business Credit Policy all business and SBA loans up to $1.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $1.5 million up to $2.5 million, must be approved by the Management Loan Committee and ratified by the Loan Committee. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. Our Construction Loan Policy requires construction loans up to and including $1.0 million must be approved by the Senior Executive Vice President, Chief of Real Estate Lending and the Executive Vice President of Commercial Real Estate, and ratified by the Management Loan Committee or the Loan Committee. Such loans in excess of $1.0 million up to and including $2.5 million require the same officer approvals, approval of the Management Loan Committee, and ratification of the Loan Committee or the Bank Board of Directors.  Construction loans in excess of $2.5 million up to and including $15.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Loan Committee or the Bank Board of Directors. Construction loans in excess of $15.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Bank Board of Directors.  Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Bank Board of Directors.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $67.1 million at December 31, 2013.  Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2013, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and business loans with an aggregate principal balance of $59.2 million, $54.3 million and $48.4 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2013, we were servicing $1.5 million of mortgage loans and $11.5 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than non-performing loans that are sold with servicing released to the buyer. In order to increase revenue, management intends to continue this policy.

Asset Quality

Loan Collection.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, we develop short-term payment plans that enable borrowers to bring their loans current, generally within six to nine months. At times, when a borrower is experiencing financial difficulties, we may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as “Troubled Debt Restructured”.  At December 31, 2013, we had $16.0 million of loans classified as Troubled Debt Restructured, with $13.7 million of these loans performing according to their restructured terms and $2.3 million not performing according to their restructured terms. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status, and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2013, there were six loans, which totaled $0.6 million, past due 90 days or more and still accruing interest.

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

This strategy of selling non-performing loans has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. We sold 72 delinquent mortgage loans totaling $33.4 million, 77 delinquent mortgage loans totaling $44.2 million, and 44 delinquent mortgage loans totaling $27.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. We recorded net charge-offs of $4.7 million, $5.7 million and $3.7 million to the allowance for loan losses for the non-performing loans that were sold during 2013, 2012 and 2011, respectively.  We realized gross gains of $134,000, $21,000 and $167,000 on the sale of non-performing mortgage loans for the years ended December 31, 2013, 2012 and 2011, respectively.  We realized gross losses of $81,000 and $69,000 on the sale of non-performing mortgage loans for the years ended December 31, 2013 and 2012, respectively. We did not record any gross losses for the year ended December 31, 2011. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

On mortgage loans or loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio.  Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2013, we held $193.6 million of loans that were serviced by others.

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

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Multi-family residential	$3,087	$2,347	$9,412	$7,946	$478
Commercial real estate	3,686	8,499	2,499	5,815	1,441
One-to-four family mixed-use property	2,692	2,336	795	206	575
One-to-four family residential	364	374	-	-	-
Construction	746	3,805	5,888	-	-
Commercial business and other	3,127	2,540	2,000	-	-
Total performing troubled debt restructured	$13,702	$19,901	$20,594	$13,967	$2,494

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2013 and 2012, there was one loan for $2.3 million and seven loans totaling $11.6 million, respectively, which were restructured as TDR which were not performing in accordance with their restructured terms.

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

The following table shows our non-performing assets, including Loans held for sale, at the dates indicated.  During the years ended December 31, 2013, 2012 and 2011, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $3.4 million, $7.3 million and $7.5 million, respectively.  These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Loans 90 days or more past due and still accruing:
Multi-family residential	$52	$-	$6,287	$103	$-
Commercial real estate	-	-	92	3,328	471
One-to-four family - residential	15	-	-	-	2,784
Commercial Business and other	539	644	-	6	-
Total	606	644	6,379	3,437	3,255
Non-accrual mortgage loans:
Multi-family residential	13,682	16,486	19,946	35,633	27,483
Commercial real estate	9,962	15,640	19,895	22,806	18,153
One-to-four family mixed-use property	9,063	18,280	28,429	30,478	23,422
One-to-four family residential	13,250	13,726	12,766	10,695	4,959
Co-operative apartments	57	234	152	-	78
Construction	-	7,695	14,721	4,465	1,639
Total	46,014	72,061	95,909	104,077	75,734
Non-accrual non-mortgage loans:
Small Business Administration	-	283	493	1,159	1,232
Commercial Business and other	2,348	16,860	14,660	3,419	3,151
Total	2,348	17,143	15,153	4,578	4,383
Total non-accrual loans	48,362	89,204	111,062	108,655	80,117
Total non-performing loans	48,968	89,848	117,441	112,092	83,372
Other non-performing assets:
Real Estate Owned	2,985	5,278	3,179	1,588	2,262
Investment securities	1,871	3,332	2,562	5,134	5,134
Total	4,856	8,610	5,741	6,722	7,396
Total non-performing assets	$53,824	$98,458	$123,182	$118,814	$90,768

Non-performing loans to gross loans	1.43%	2.79%	3.65%	3.44%	2.60%
Non-performing assets to total assets	1.14%	2.21%	2.87%	2.75%	2.19%

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2013		December 31, 2012
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$2,555	$14,102	$4,827	$24,059
Commercial real estate	523	5,029	3,622	9,764
One-to-four family - mixed-use property	1,099	14,017	3,368	21,012
One-to-four family - residential	517	3,927	1,886	3,407
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	2,462
Small Business Administration	-	105	-	404
Taxi medallion	-	-	-	-
Commercial business and other	2	187	6	2
Total	$4,696	$37,367	$13,709	$61,110

Hurricane Sandy. Hurricane Sandy caused significant damage to numerous homes and businesses throughout the New York Metropolitan area, our primary market, in late October 2012. In working with its borrowers and depositors affected by this hurricane, the Bank had entered into payment agreements on 30 loans totaling $18.9 million.  These agreements originally provided for partial payment deferrals, generally for 90 days, but some agreements provide for longer deferral periods. These agreements were intended to provide the borrowers the opportunity to fully assess any damage to the properties, apply for and receive insurance proceeds, and repair damages to the properties. At December 31, 2013, 14 loans totaling $7.5 million remain under these agreements, of which eight loans totaling $5.6 million are considered non-performing and we have placed them on non-accrual status until they reestablish a payment history and bring the loans current. Four of the remaining loans, which are current under their repayment plans, have had their agreements extended into 2014 to give the borrowers additional time to recover. Two loans are delinquent under their repayment plans. Each borrower was required, commencing at the end of the deferral period, to make their regularly scheduled loan payments plus a portion of the deferred amounts. As of December 31, 2013, the Bank has not incurred, and does not expect to incur, any losses related to these agreements.

Other Real Estate Owned.  We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2013, we owned 12 properties with a combined fair value of $3.0 million. At December 31, 2012, we owned 11 properties with a combined fair value of $5.3 million. At December 31, 2011, we owned seven properties with a combined fair value of $3.2 million.

Investment Securities.  Non-performing investment securities included one pooled trust preferred security with a fair value of $1.9 million at December 31, 2013 and two pooled trust preferred securities with a fair value totaling $3.3 million at December 31, 2012.

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

Classified Assets.   Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary.  These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $130.2 million at December 31, 2013, a decrease of $94.0 million from $224.2 million at December 31, 2012.

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	42,653	73,342	50	-	116,045

Investment Securities: (1)
Pooled trust preferred securities	-	11,134	-	-	11,134
Total investment securities	-	11,134	-	-	11,134

Other Real Estate Owned	-	2,985	-	-	2,985
Total	$42,653	$87,461	$50	$-	$130,164

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$16,345	$22,769	$-	$-	$39,114
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	26,506	-	-	39,610
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	53,044	121,946	1,324	-	176,314

Investment Securities: (1)
Pooled trust preferred securities	-	16,189	-	-	16,189
Private issue CMO	-	26,429	-	-	26,429
Total investment securities	-	42,618	-	-	42,618

Other Real Estate Owned	-	5,278	-	-	5,278
Total	$53,044	$169,842	$1,324	$-	$224,210

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $7.9 million and $35.2 million at December 31, 2013 and 2012, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Bank’s securities. Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard at December 31, 2012, with a combined market value of $0.8 million. Flushing Financial Corporation did not have any securities classified or criticized at December 31, 2013.

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property.  The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At December 31, 2013, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 46.2%.

We classify investment securities as Substandard when, based on an internal review, we concluded the securities are below investment grade. We have classified a total of three investment securities that are held at the Bank as Substandard at December 31, 2013. Our classified investment securities at December 31, 2013 held by the Bank include three issues of pooled trust preferred securities. The investment securities which are classified as Substandard at December 31, 2013 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through December 31, 2013, one of the pooled trust preferred securities is not paying principal and interest as scheduled. The remaining investment securities continued to pay interest and principal as scheduled at December 31, 2013. We test each of these securities quarterly, through an independent third party, for impairment.

There were $1.4 million, $0.8 million and $1.6 million in credit related other-than-temporary impairment (“OTTI”) charges recorded for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013 we recorded OTTI charges of $1.4 million on four private issue collateralized mortgage obligations. During 2012 we recorded OTTI charges of $0.8 million on five private issue collateralized mortgage obligations. During 2011 we recorded OTTI charges of $1.6 million on five private issue collateralized mortgage obligations.

Allowance for Loan Losses

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of our lenders, collection policies and experience, internal loan review function and other external factors.  Additionally, we segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards.  Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We incurred total net charge-offs of $13.3 million and $20.2 million during the years ended December 31, 2013 and 2012, respectively.  The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009. This resulted in increased unemployment and declining property values, although the property value declines in our market, the New York City metropolitan area, have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the middle of 2010, improvements in unemployment have lagged, with the unemployment rate decreasing but remaining at an elevated level. The high level of unemployment has had a negative effect on our loan portfolio. Non-performing loans totaled $49.0 million and $89.8 million at December 31, 2013 and 2012, respectively.   The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2013, the outstanding principal balance of our impaired mortgage loans was less than 47% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded.  A provision for loan losses of $13.9 million, $21.0 million and $21.5 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively.  Management has concluded, and the Board of Directors has concurred, that at December 31, 2013, the allowance was sufficient to absorb losses inherent in our loan portfolio.

Our determination as to the classification of our assets and the amount of our valuation allowance is subject to review by our regulators, which can require the establishment of additional general allowances or specific loss allowances or require charge-offs. Such authorities may require us to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. A policy statement provides guidance for examiners in determining whether the levels of general valuation allowances for banking institutions are adequate. The policy statement requires that if a bank’s general valuation allowance policies and procedures are deemed to be inadequate, recommendations for correcting deficiencies, including any examiner concerns regarding the level of the allowance, should be noted in the report of examination. Additional supervisory action may also be taken based on the magnitude of the observed shortcomings in the allowance process, including the materiality of any error in the reported amount of the allowance.

Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio, the level and type of delinquent loans, our level of classified loans, charge-offs recorded and other available information and the Board of Directors concurs in this belief. At December 31, 2013, the total allowance for loan losses was $31.8 million, representing 64.89% of non-performing loans and 59.04% of non-performing assets, compared to 34.62% of non-performing loans and 31.59% of non-performing assets at December 31, 2012. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2013, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 82.5% of our gross loans. The greater risk associated with these loans, as well as business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain.  Provisions for loan losses are charged against net income.  See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of year	$31,104	$30,344	$27,699	$20,324	$11,028

Provision for loan losses	13,935	21,000	21,500	21,000	19,500

Loans charged-off:
Multi-family residential	(3,585)	(6,016)	(6,807)	(5,790)	(2,327)
Commercial real estate	(1,051)	(2,746)	(5,172)	(2,685)	(728)
One-to-four family mixed-use property	(4,206)	(4,286)	(2,644)	(2,580)	(1,009)
One-to-four family residential	(701)	(1,583)	(2,226)	(236)	(284)
Co-operative apartment	(108)	(62)	-	-	-
Construction	(2,678)	(4,591)	(1,088)	(1,879)	(1,075)
SBA	(457)	(324)	(871)	(925)	(1,106)
Commercial business and other loans	(2,057)	(1,661)	(642)	(500)	(3,842)
Total loans charged-off	(14,843)	(21,269)	(19,450)	(14,595)	(10,371)

Recoveries:
Mortgage loans	1,407	838	523	183	1
SBA, commercial business and other loans	173	191	72	787	166
Total recoveries	1,580	1,029	595	970	167

Net charge-offs	(13,263)	(20,240)	(18,855)	(13,625)	(10,204)

Balance at end of year	$31,776	$31,104	$30,344	$27,699	$20,324

Ratio of net charge-offs during the year to average loans outstanding during the year	0.41%	0.64%	0.59%	0.42%	0.33%
Ratio of allowance for loan losses to gross loans at end of the year	0.93%	0.97%	0.94%	0.85%	0.63%
Ratio of allowance for loan losses to non-performing loans at the end of the year	64.89%	34.62%	25.84%	24.71%	24.38%
Ratio of allowance for loan losses to non-performing assets at the end of the year	59.04%	31.59%	24.63%	23.31%	22.39%

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

	At December 31,
	2013		2012		2011		2010		2009
Loan Category	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$12,084	50.02%	$13,001	47.62%	$11,267	43.28%	$9,007	38.41%	$6,581	36.17%
Commercial real estate	4,959	14.97	5,705	16.00	5,210	18.07	4,905	20.33	4,395	21.42
One-to-four family mixed-use property	6,328	17.40	5,960	19.79	5,314	21.59	5,997	22.36	4,339	23.24
One-to-four family residential	2,079	5.66	1,999	6.18	1,649	6.86	938	7.40	844	7.80
Co-operative apartment	104	0.30	46	0.20	80	0.17	17	0.19	17	0.20
Construction	444	0.12	66	0.45	668	1.47	589	2.32	1,281	3.04
Gross mortgage loans	25,998	88.47	26,777	90.24	24,188	91.44	21,453	91.01	17,457	91.87

Non-mortgage loans:

Small Business Administration	458	0.23	505	0.29	987	0.44	1,303	0.54	965	0.55
Taxi Medallion	-	0.38	7	0.31	41	1.69	639	2.71	583	1.92
Commercial business and other	5,320	10.92	3,815	9.16	5,128	6.43	4,304	5.74	1,319	5.66
Gross non-mortgage loans	5,778	11.53	4,327	9.76	6,156	8.56	6,246	8.99	2,867	8.13
Total loans	$31,776	100.00%	$31,104	100.00%	$30,344	100.00%	$27,699	100.00%	$20,324	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds and corporate bonds. We did not hold any issues of foreign sovereign debt at December 31, 2013 and 2012.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale. We carry some of our investments under the fair value option. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on the remaining investment portfolio, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2013, we had $1,017.8 million in securities available for sale, which represented 21.56% of total assets. These securities had an aggregate market value at December 31, 2013 that was approximately 2.4 times the amount of our equity at that date.

There were $1.4 million, $0.8 million and $1.6 million in credit related OTTI charges recorded for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013 we recorded OTTI charges of $1.4 million on four private issue collateralized mortgage obligations. During 2012 we recorded OTTI charges of $0.8 million on five private issue collateralized mortgage obligations. During 2011 we recorded OTTI charges of $1.6 million on five private issue collateralized mortgage obligations. We sold these private issue collateralized mortgage obligations during 2013. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. (See Notes 6 and 17 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated.  Securities available for sale are recorded at market value. (See Notes 6 and 17 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

	At December 31,
	2013		2012		2011
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$-	$-	$31,409	$31,513	$1,980	$2,039
Municipal securities	127,967	123,423	74,228	75,297	4,534	4,531
Corporate debentures	100,362	101,711	83,389	87,485	20,777	20,592
Total bonds and other debt securities	228,329	225,134	189,026	194,295	27,291	27,162

Mutual funds	21,565	21,565	21,843	21,843	21,369	21,369

Equity securities:
Common stock	888	888	718	718	790	790
Preferred stock	17,272	14,047	17,079	12,597	21,233	15,921
Total equity securities	18,160	14,935	17,797	13,315	22,023	16,711

Mortgage-backed securities:
FNMA	217,615	212,322	168,040	175,929	175,627	182,630
REMIC and CMO	494,984	489,670	453,468	474,050	460,824	473,639
FHLMC	13,297	13,290	22,562	23,202	22,556	23,387
GNMA	38,974	40,874	43,211	46,932	62,040	67,632
Total mortgage-backed securities	764,870	756,156	687,281	720,113	721,047	747,288

Total securities available for sale	1,032,924	1,017,790	915,947	949,566	791,730	812,530

Interest-earning deposits and Federal funds sold	23,748	23,748	31,279	31,279	48,944	48,944

Total	$1,056,672	$1,041,538	$947,226	$980,845	$840,674	$861,474

Mortgage-backed securities. At December 31, 2013, we had $756.2 million invested in mortgage-backed securities, of which $10.0 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2013	2012	2011
	(In thousands)

Balance at beginning of year	$720,113	$747,288	$754,077

Purchases of mortgage-backed securities	357,022	141,514	122,530

Amortization of unearned premium, net of accretion of unearned discount	(3,577)	(3,269)	(2,587)

Net change in unrealized gains on mortgage-backed securities available for sale	(41,546)	6,591	22,124

Net realized gains (losses) recorded on mortgage-backedsecurities carried at fair value	(589)	(381)	(636)

Net change in interest due on securities carried at fair value	(62)	(51)	(46)

Sales of mortgage-backed securities	(126,848)	(12,590)	-

Other-than-temporary impairment charges	(1,419)	(776)	(1,578)

Principal repayments received on mortgage-backed securities	(146,938)	(158,213)	(146,596)

Net increase (decrease) in mortgage-backed securities	36,043	(27,175)	(6,789)

Balance at end of year	$756,156	$720,113	$747,288

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

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2013. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. We carry these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
Municipal securities	$1,000	0.29%	$-	-%	$9,075	4.25%	$117,892	4.40%	17.41	$127,967	$123,423	4.36%
Corporate debentures	9,859	0.53	30,945	1.47	55,000	1.79	4,558	0.60	5.88	100,362	101,711	1.51
Total bonds and other debt securities	10,859	0.50	30,945	1.47	64,075	2.14	122,450	4.26	12.34	228,329	225,134	3.11

Mutual funds	21,565	1.95	-	-	-	-	-	-	N/A	21,565	21,565	1.95

Equity securities:
Common stock	-	-	-	-	-	-	888	3.48	N/A	888	888	3.48
Preferred stock	-	-	-	-	-	-	17,272	4.20	N/A	17,272	14,047	4.20
Total equity securities	-	-	-	-	-	-	18,160	4.17	N/A	18,160	14,935	4.17

Mortgage-backed securities:
FNMA	11	6.00	211	5.99	83,393	2.65	134,000	3.27	14.23	217,615	212,322	3.04
REMIC and CMO	-	-	426	3.72	35,784	4.65	458,774	3.06	23.36	494,984	489,670	3.18
FHLMC	-	-	33	4.41	2,571	4.71	10,693	2.77	12.11	13,297	13,290	3.15
GNMA	-	-	-	-	-	-	38,974	4.55	22.14	38,974	40,874	4.55
Total mortgage-backed securities	11	6.00	670	4.47	121,748	3.28	642,441	3.19	20.50	764,870	756,156	3.21

Interest-earning deposits	23,748	0.25	-	-	-	-	-	-	N/A	23,748	23,748	0.25

Total	$56,183	0.95%	$31,615	1.53%	$185,823	2.89%	$783,051	3.38%	18.63	$1,056,672	$1,041,538	3.11%

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

In addition to our full-service offices we have an internet branch “iGObanking.com®”, which currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929.  At December 31, 2013 and 2012, total deposits for the internet branch were $293.3 million and $294.1 million, respectively.

We have a government banking division, which prior to the Merger operated as the Commercial Bank, a New York State-chartered commercial bank, which provided banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area as an additional source of deposits. At December 31, 2013 and 2012, total deposits in our government banking division totaled $867.1 million and $697.0 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding.  However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. We experienced an increase in our Due to depositors’ during 2013 of $217.3 million.  During the year ended December 31, 2013, the cost of Due to depositors’ decreased 27 basis points to 1.09% from 1.36% for the year ended December 31, 2012.  This decrease in the cost of deposits is primarily attributable to the Bank’s reducing the rates it pays on its deposit products. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2014, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2014, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more (excluding brokered deposits issued in $1,000.00 amounts under a master certificate of deposit) totaling $335.4 million, $393.7 million and $565.7 million at December 31, 2013, 2012 and 2011, respectively.

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through a Certificate of Deposit Account Registry Service (“CDARS®”) and through an Insured Cash Sweep service (“ICS”). CDARS® and ICS are deposit placement services. These networks arrange for placement of funds into certificate of deposit accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source.  We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits.

We also utilize brokers to obtain money market account deposits. These accounts are similar to brokered certificate of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

Brokered deposits and funds obtained through the CDARS® and ICS networks are classified as brokered deposits for financial reporting purposes. At December 31, 2013, we had $517.4 million classified as brokered deposits, with $446.9 million in brokered certificates of deposit and $70.5 million in brokered money market accounts. The brokered certificates of deposit include $4.9 million obtained through the CDARS® network and the brokered money market accounts include $20.3 million obtained through the ICS network.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2013			2012			2011
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Savings accounts	$265,003	8.20%	0.19%	$288,398	9.56%	0.19%	$349,630	11.11%	0.32%
NOW accounts	1,416,774	43.83	0.50	1,136,599	37.70	0.57	919,029	29.21	0.67
Demand accounts	197,343	6.10	-	155,789	5.17	-	118,507	3.77	-
Mortgagors' escrow deposits	32,798	1.01	0.08	32,560	1.08	0.09	29,786	0.95	0.21
Total	1,911,918	59.14	0.40	1,613,346	53.51	0.44	1,416,952	45.04	0.52

Money market accounts (8)	199,907	6.18	0.21	148,618	4.93	0.15	200,183	6.36	0.33

Certificate of deposit accounts with original maturities of:
Less than 6 Months (2)	10,116	0.31	0.17	58,705	1.95	0.22	14,643	0.47	0.17
6 to less than 12 Months (3)	20,671	0.64	0.13	25,147	0.83	0.13	22,849	0.73	0.20
12 to less than 30 Months (4)	236,416	7.31	0.88	298,557	9.90	0.97	647,872	20.58	1.79
30 to less than 48 Months (5)	27,232	0.84	1.15	84,902	2.82	2.13	91,702	2.91	2.21
48 to less than 72 Months (6)	764,563	23.65	2.34	720,329	23.89	2.54	685,432	21.79	2.81
72 Months or more (7)	61,957	1.92	3.64	65,589	2.18	3.70	66,612	2.12	3.71
Total certificate of deposit accounts	1,120,955	34.67	2.01	1,253,229	41.56	2.04	1,529,110	48.60	2.31

Total deposits (1)	$3,232,780	100.00%	0.95%	$3,015,193	100.00%	1.09%	$3,146,245	100.00%	1.38%

(1)	Included in the above balances are IRA and Keogh deposits totaling $117.4 million, $144.4 million and $168.8 million at December 31, 2013, 2012 and 2011, respectively.
(2)	Includes brokered deposits of $4.8 million, $53.0 million and $10.9 million at December 31, 2013, 2012 and 2011, respectively.
(3)	Includes brokered deposits of $0.8 million at December 31, 2013 and 2012.
(4)	Includes brokered deposits of $10.0 million, $20.9 million and $4.2 million at December 31, 2013, 2012 and 2011, respectively.
(5)	Includes brokered deposits of $105.4 million, $70.0 million and $188.5 million at December 31, 2013, 2012 and 2011, respectively.
(6)	Includes brokered deposits of $262.8 million, $314.6 million and $241.2 million at December 31, 2013, 2012 and 2011, respectively.
(7)	Includes brokered deposits of $63.1 million and $62.9 million at December 31, 2013 and 2012, respectively.
(8)	Includes brokered deposits of $70.5 million at December 31, 2013.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2013.

					At December 31, 2013
		At December 31,			Within	One to
		2013	2012	2011	One Year	Three Years	Thereafter	Total
		(In thousands)
Interest rate:
1.99% or less	(1)	$543,757	$571,109	$535,441	$232,963	$230,218	$80,576	$543,757
2.00% to 2.99%	(2)	212,971	279,698	549,589	48,304	84,729	79,938	212,971
3.00% to 3.99%	(3)	344,884	370,570	401,650	161,494	158,232	25,158	344,884
4.00% to 4.99%		308	10,308	19,764	294	14	-	308
5.00% to 5.99%	(4)	19,033	21,544	22,666	15,961	3,072	-	19,033
Total		$1,120,953	$1,253,229	$1,529,110	$459,016	$476,265	$185,672	$1,120,953

(1)	Includes brokered deposits of $204.4 million, $221.5.million and $104.0 million at December 31, 2013, 2012 and 2011, respectively.
(2)	Includes brokered deposits of $108.6 million, $152.1 million and $161.2 million at December 31, 2013, 2012 and 2011, respectively.
(3)	Includes brokered deposits of $133.9 million, $148.5 million and $177.8 million at December 31, 2013, 2012 and 2011, respectively.
(4)	Includes brokered deposits of $1.7 million at December 31, 2011.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2013 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$50,099	0.98%
Over three through six months	13,035	1.92
Over six through 12 months	83,706	2.05
Over 12 months	188,516	2.22
Total	$335,356	1.98%

The above table does not include brokered deposits issued in $1,000.00 amounts under a master certificate of deposit totaling $437.7 million with a weighted average rate of 2.03%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Net deposits (withdrawals)	$184,470	$(172,519)	$(93,983)
Amortization of premiums, net	1,080	1,085	1,187
Interest on deposits	32,037	40,382	48,431
Net increase (decrease) in deposits	$217,587	$(131,052)	$(44,365)

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented.  Average balances for all years shown are derived from daily balances.

	At December 31,
	2013			2012			2011
	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost
	(Dollars in thousands)

Savings accounts	$274,791	8.73%	0.19%	$317,095	10.11%	0.22%	$369,206	11.59%	0.57%
NOW accounts	1,291,861	41.04	0.52	1,025,116	32.67	0.61	838,648	26.33	0.79
Demand accounts	169,190	5.37	-	134,166	4.28	-	107,278	3.37	-
Mortgagors' escrow deposits	46,217	1.47	0.08	41,973	1.34	0.09	39,430	1.24	0.12
Total	1,782,059	56.61	0.41	1,518,350	48.40	0.46	1,354,562	42.53	0.65

Money market accounts	180,211	5.72	0.16	175,817	5.60	0.23	278,692	8.75	0.47
								-
Certificate of deposit accounts	1,185,696	37.67	2.06	1,443,195	46.00	2.29	1,552,020	48.72	2.47
Total deposits	$3,147,966	100.00%	1.02%	$3,137,362	100.00%	1.29%	$3,185,274	100.00%	1.52%

Borrowings.  Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in June and July 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. The average cost of borrowings was 2.39%, 2.98% and 4.08% for the years ended December 31, 2013, 2012 and 2011, respectively. The average balances of borrowings were $953.2 million, $767.6 million and $693.4 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$172,944	$185,300	$171,092
Maximum amount outstanding at any month end during the period	185,300	185,300	185,300
Balance outstanding at the end of period	155,300	185,300	185,300
Weighted average interest rate during the period	3.42%	3.62%	4.07%
Weighted average interest rate at end of period	3.41	3.47	3.77

FHLB-NY Advances
Average balance outstanding	$754,305	$557,147	$491,017
Maximum amount outstanding at any month end during the period	864,864	739,183	562,576
Balance outstanding at the end of period	827,252	739,183	473,528
Weighted average interest rate during the period	2.03%	2.33%	3.45%
Weighted average interest rate at end of period	1.48	1.72	2.67

Other Borrowings
Average balance outstanding	$25,939	$25,191	$31,299
Maximum amount outstanding at any month end during the period	29,570	26,386	36,177
Balance outstanding at the end of period	29,570	23,922	26,311
Weighted average interest rate during the period	6.17%	12.65%	13.82%
Weighted average interest rate at end of period	5.67	6.92	16.96

Total Borrowings
Average balance outstanding	$953,188	$767,638	$693,408
Maximum amount outstanding at any month end during the period	1,067,170	948,405	777,373
Balance outstanding at the end of period	1,012,122	948,405	685,139
Weighted average interest rate during the period	2.39%	2.98%	4.08%
Weighted average interest rate at end of period	1.90	2.21	3.51

Subsidiary Activities

At December 31, 2013, Flushing Financial Corporation had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had three wholly owned subsidiaries: FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

(a)  Properties, which is incorporated in the State of New York, was formed in 1976 under the Savings Bank’s New York State leeway investment authority.  The original purpose of Properties was to engage in joint venture real estate equity investments.  The Savings Bank discontinued these activities in 1986.  The last joint venture in which Properties was a partner was dissolved in 1989. The last remaining property acquired by the dissolution of these joint ventures was disposed of in 1998. Properties is currently used to hold title to real estate owned that is obtained via foreclosure.

(b)  FPFC, which is incorporated in the State of Delaware, was formed in 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets. FPFC also provides an additional vehicle for access by the Company to the capital markets for future opportunities.

(c)   Flushing Service Corporation, which is incorporated in the State of New York, was formed in 1998 to market insurance products and mutual funds.

Personnel

At December 31, 2013, we had 362 full-time employees and 16 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2013, there are 374,658 shares available under the full value award plan and 56,920 shares under the non-full value plan.  We have applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued.  In May 2011, the Company’s stockholders approved an additional 625,000 shares for the full value pool.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years.

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

Basel III

In the summer of 2012, our primary federal regulators published two notices of proposed rulemaking (“NPRs”) that would have substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the then current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision, which are generally referred to as “Basel I.”

During July 2013, our primary federal regulators issued revised NPRs that will revise and replace the agencies' current capital rules. The NPRs include numerous revisions to the existing capital regulations, including, but not limited to, the following:

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

The capital regulations would be effective January 1, 2015 for bank holding companies and banks with less than $15 billion in total assets, such as our Company and Bank. Based on our preliminary assessment of the NPRs, we believe we will see an increase in our total risk-weighted assets. However, the Company and the Bank, based on our preliminary assessment, would meet the requirements of the NPRs and will continue to be considered well-capitalized.

Volcker Rule

On December 10, 2013, our primary federal regulators adopted Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” which prohibits insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives and other financial instruments for the firm’s own account, subject to certain exemptions, including market making and risk-mitigating hedging. The Volcker Rule also imposes limits on banking entities’ investments in, and other relationships with, hedge funds and private equity funds.

The rule as adopted prohibited banking entities from owning collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) after July 21, 2015. At December 31, 2013, the Company held TruPs CDOs with an amortized cost and market value totaling $11.2 million and $8.0 million, respectively.

On January 14, 2014, our primary federal regulators approved an interim final rule to permit banking entities to retain interests in certain TruPS CDOs from the investment prohibitions of Section 619 of the Dodd-Frank Act.

Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications are met:

•	the TruPS CDO was established, and the interest was issued, before May 19, 2010;

•	the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in Qualifying TruPS Collateral; and

•	the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

The interim final rule defines Qualifying TruPS Collateral as any trust preferred security or subordinated debt instrument that was:

•
issued prior to May 19, 2010, by a depository institution holding company that as of the end of any reporting period within 12 months immediately preceding the issuance of such trust preferred security or subordinated debt instrument had total consolidated assets of less than $15 billion; or

•	issued prior to May 19, 2010, by a mutual holding company.

As a result of the interim final rule, the Company believes that the TruPS CDOs it owns with an amortized cost and market value of $9.3 million and $6.1 million, respectively, are not prohibited by the Volcker Rule. The Company has not determined if the remaining TruPS CDO it holds, which is carried at fair value through earnings pursuant to the fair value option, is prohibited by the Volcker Rule. This TruPS CDO had a amortized cost and market value of $1.9 million at December 31, 2013.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.  At December 31, 2013, the Bank’s largest aggregate amount of loans to one borrower was $59.2 million, all of which were performing according to their terms.  See “— General — Lending Activities.”

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

As of December 31, 2013, the Bank was deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. For a summary of the regulatory capital ratios of the Bank at December 31, 2013, see “Note 14 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, non-interest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 (later extended to December 31, 2010), and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 (later extended to October 31, 2009) would be guaranteed by the FDIC through June 30, 2012 or, in certain cases, until December 31, 2012. The Dodd-Frank Act provided for continued unlimited coverage for certain non-interest-bearing transaction accounts until December 31, 2012.

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

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required Bank Insurance Fund (“BIF”) institutions, including the Savings Bank, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $269,000, $299,000 and $311,000 for their share of the interest due on FICO bonds in 2013, 2012 and 2011, respectively, which was included in FDIC insurance expense.

Brokered Deposits.  The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2013, the Bank had $517.4 million in brokered deposit accounts.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2013, the Bank was required to maintain $46.0 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis).  At December 31, 2013, the Company’s consolidated Total and Tier 1 capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2013, our gross loan portfolio was $3,423.0 million, of which 88% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($1,712.0 million), commercial real estate ($512.6 million) and one-to-four family mixed-use property ($595.8 million), which combined represent 82% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, prior to 2010, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified.  At December 31, 2013, we had $15.8 million outstanding of one-to-four family residential properties originated to individuals based on stated income and verifiable assets, and $49.9 million advanced on home equity lines of credit for which we did not verify the borrowers income. The total loans for which we did not verify the borrower’s income at December 31, 2013 was $65.7 million, or 2.0% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any subprime loans.

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

Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $517.4 million, or 16.0% of total deposits, and $522.1 million, or 17.3% of total deposits, in brokered deposit accounts at December 31, 2013 and 2012, respectively.  We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. The Bank had $70.5 million in brokered money market accounts at December 31, 2013. The Bank did not hold any brokered money market accounts at December 31, 2012.

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

The maturity of brokered certificates of deposit could result in a significant funding source maturing at one time. Should this occur, it might be difficult to replace the maturing certificates with new brokered certificates of deposit. We have used brokers to obtain these deposits which results in depositors with whom we have no other relationships since these depositors are outside of our market, and there may not be a sufficient source of new brokered certificates of deposit at the time of maturity. In addition, upon maturity, brokers could require us to offer some of the highest interest rates in the country to retain these deposits, which would negatively impact our earnings. The Bank mitigates this risk by obtaining brokered certificates of deposit with various maturities ranging up to six years, and attempts to avoid having a significant amount maturing in any one year.

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

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.  The national and our local economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and local economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The downturn in the housing market has slowed. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations.  While we have seen an increase in deposits, we have also seen a significant increase in delinquent loans, resulting in an increase in our provision for loan losses, although we have seen improvements in 2013. This increase in delinquent loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Given New York City’s low vacancy rates, the properties have retained their value and have provided us with low loss content in our non-performing loans. We cannot predict the effect of these economic conditions on our financial condition or operating results.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  There are many provisions of the Dodd-Frank Act which will be implemented through regulations to be adopted within specified time frames following the effective date of the Dodd-Frank Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have.  The full impact of the changes in regulation will depend on new regulations that have yet to be written.  The new regulations could have a material adverse effect on our business, financial condition or results of operations.  Although it is not possible for us to determine at this time whether the Dodd-Frank Act will have a material adverse effect on our business, financial condition or results of operations, we believe the following provisions of the Dodd-Frank Act will have an impact on us:

•
New Primary Regulatory.  On July 21, 2011, the OTS, our then primary federal regulator, was eliminated and the OCC took over the regulation of all federal savings banks, such as the Savings Bank.  The Federal Reserve acquired the OTS’s authority over all savings and loan holding companies, such as the Bank’s holding company, and became the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  As a result, we became subject to regulation, supervision and examination by two federal banking agencies, the OCC and the Federal Reserve, rather than just by the OTS, as was previously the case.  The OCC was replaced by the FDIC as the Bank’s federal regulator as a result of the Merger and the Savings Bank’s conversion from thrift to a bank. The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.  As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

•
Consolidated Holding Company Capital Requirements.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of newly-issued trust preferred securities as a component of Tier 1 Capital for depository institution holding companies of our size.  As a result, no later than the fifth anniversary of the effective date of the Dodd-Frank Act, we will become subject to consolidated capital requirements to which we have not previously been subject. Effective February 28, 2013, as a result of the Merger, the Holding Company became a bank holding company and  it became subject to consolidated capital requirements.

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

The Current Economic Environment Poses Significant Challenges for us and Could Adversely Affect our Financial Condition and Results of Operations

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets.  While the national and local economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The housing market has shown improvement in 2013, but has not returned to pre-recession levels. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.  Further declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  The overall deterioration in economic conditions has subjected us to increased regulatory scrutiny.  In addition, further deterioration in national or local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.  These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities that we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not cause us to record an other-than-temporary impairment charge in our financial statements.

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. Management views the Company as operating as a single unit - a community bank.  At December 31, 2013, we had goodwill with a carrying amount of $16.1 million.  Declines in the fair value of the reporting unit may result in a future impairment charge.  Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2013, we have a deferred tax asset of $37.7 million. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes.  Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

At December 31, 2013, the Bank conducted its business through 17 full-service offices and its internet branch, “iGObanking.com®”.

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

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2013, we had approximately 756 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.  Our stock closed at $20.70 on December 31, 2013.  The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated.  Such prices do not necessarily reflect retail markups, markdowns, or commissions.  (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.)

	2013			2012
	High	Low	Dividend	High	Low	Dividend
First Quarter	$17.10	$15.02	$0.13	$14.48	$12.36	$0.13
Second Quarter	16.87	15.02	0.13	13.83	12.26	0.13
Third Quarter	19.88	16.40	0.13	17.01	13.19	0.13
Fourth Quarter	21.70	17.96	0.13	16.41	13.67	0.13

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2013:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2013	-	$-	-	549,870
November 1 to November 30, 2013	-	-	-	549,870
December 1 to December 31, 2013	-	-	-	549,870
Total	-	$-	-

During the year ended December 31, 2013, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on September 20, 2011.  On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock.  During the years ended December 31, 2013 and 2012, the Company repurchased 836,092 shares and 352,000 shares, respectively, of the Company’s common stock at an average cost of $15.73 per share and $14.26 per share, respectively.  At December 31, 2013, 549,870 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2013:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved
by security holders	306,630	$16.02	431,578

Equity compensation plans not
approved by security holders	-	-	-

	306,630	$16.02	431,578

(1) Consists of 56,920 shares available for future non-full value awards and 374,658 shares available for future full value awards.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2008 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite. As a result of the Bank’s conversion to a commercial bank charter, we are changing two of the comparative published industry indices. The published industry indices being replaced are the SNL Thrift Index and SNL Mid-Atlantic Thrift Index, as they only include Thrift institutions. The replacement indices are the SNL Bank $1 Billion to $5 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. The SNL Mid-Atlantic Bank Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Bank $1 Billion to $5 Billion in Assets Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2008 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2013. The performance graph above is based upon closing prices on the trading date specified.
		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Flushing Financial Corporation	100.00	100.15	129.89	122.21	154.06	214.19
NASDAQ Composite	100.00	145.32	171.50	170.08	199.76	279.90
SNL Thrift	100.00	93.26	97.45	81.97	99.70	127.95
SNL Mid-Atlantic Thrift	100.00	95.38	109.51	84.49	101.52	132.04
SNL Bank $1 Billion to $5 Billion	100.00	71.68	81.25	74.10	91.37	132.87
SNL Mid-Atlantic Bank	100.00	105.27	122.81	92.26	123.59	166.59

Item 6.   Selected Financial Data.

At or for the years ended December 31,	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$4,721,501	$4,451,416	$4,287,949	$4,324,745	$4,143,246
Loans, net	3,402,402	3,203,017	3,198,537	3,248,630	3,200,159
Securities available for sale	1,017,790	949,566	812,530	804,189	683,804
Deposits	3,232,780	3,015,193	3,146,245	3,190,610	2,693,115
Borrowed funds	1,012,122	948,405	685,139	708,683	1,060,245
Total stockholders' equity	432,532	442,365	416,911	390,045	360,144
Common stockholders' equity	432,532	442,365	416,911	390,045	360,144
Book value per common share (1)	$14.36	$14.39	$13.49	$12.48	$11.57

Selected Operating Data
Interest and dividend income	$200,526	$213,714	$224,498	$229,628	$230,061
Interest expense	54,863	63,275	76,723	91,767	115,275
Net interest income	145,663	150,439	147,775	137,861	114,786
Provision for loan losses	13,935	21,000	21,500	21,000	19,500
Net interest income after provision
for loan losses	131,728	129,439	126,275	116,861	95,286
Non-interest income:
Net gains on sales of securities
and loans	3,021	69	511	7	1,613
Other-than-temporary credit impairment
charge on securities	(1,419)	(776)	(1,578)	(2,045)	(5,894)
Net (loss) gain from fair value adjustments	(2,521)	55	1,960	47	4,968
Other income	10,475	9,717	9,388	10,291	10,268
Total non-interest income	9,556	9,065	10,281	8,300	10,955
Non-interest expense	80,576	82,326	77,739	70,385	64,909
Income before income tax provision	60,708	56,178	58,817	54,776	41,332
Income tax provision	22,956	21,847	23,469	15,941	15,771
Net income	$37,752	$34,331	$35,348	$38,835	$25,561

Basic earnings per common share (2)	$1.26	$1.13	$1.15	$1.28	$0.91
Diluted earnings per common share (2)	$1.26	$1.13	$1.15	$1.28	$0.91
Dividends declared per common share (2)	$0.52	$0.52	$0.52	$0.52	$0.52
Dividend payout ratio	41.3%	46.0%	45.2%	40.6%	57.1%

(Footnotes on the following page)

At or for the years ended December 31,	2013		2012		2011		2010		2009

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.82%		0.79%		0.82%		0.92%		0.63%
Return on average equity	8.73		7.99		8.76		10.32		7.80
Average equity to average assets	9.45		9.83		9.36		8.89		8.06
Equity to total assets	9.16		9.94		9.72		9.02		8.69
Interest rate spread	3.25		3.50		3.46		3.27		2.76
Net interest margin	3.37		3.65		3.61		3.43		2.96
Non-interest expense to average assets	1.76		1.88		1.80		1.66		1.60
Efficiency ratio	50.64		50.73		49.18		47.37		51.76
Average interest-earning assets to average
interest-bearing liabilities	1.10	x	1.09	x	1.08	x	1.07	x	1.07	x

Regulatory capital ratios: (3)
Core capital (well capitalized = 5%)	9.48%		9.62%		9.63%		9.18%		8.84%
Tier 1 risk-based capital (well capitalized =6%)	14.59		14.38		14.26		13.07		12.78
Total risk-based capital (well capitalized =10%)	15.63		15.43		15.32		13.98		13.49

Asset quality ratios:
Non-performing loans to gross loans (4)	1.43%		2.79%		3.65%		3.44%		2.60%
Non-performing assets to total assets (5)	1.14		2.21		2.87		2.75		2.19
Net charge-offs to average loans	0.41		0.64		0.59		0.42		0.33
Allowance for loan losses to gross loans	0.93		0.97		0.94		0.85		0.63
Allowance for loan losses to total
non-performing assets (5)	59.04		31.59		24.63		23.31		22.39
Allowance for loan losses to total
non-performing loans (4)	64.89		34.62		25.84		24.71		24.38

Full-service customer facilities	17		17		16		15		15

(1)
Calculated by dividing common stockholders’ equity of $432.5 million and $442.4 million at December 31, 2013 and 2012, respectively, by 30,123,252 and 30,743,329 shares outstanding at December 31, 2013 and 2012, respectively. Common stockholders’ equity is total stockholders’ equity less the liquidation preference value of preferred shares outstanding.

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

The Bank has a business banking unit. Our business strategy includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2013, the business banking unit had $378.3 million in gross loans outstanding and $138.5 million of customer deposits.

The Bank has an internet branch, iGObanking.com®, which provides access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications.  As of December 31, 2013, the internet branch had $293.2 million of customer deposits.

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

Multi-Family Residential Mortgage Lending.  In recent years, we have emphasized the origination of higher-yielding multi-family residential mortgage loans. During 2013 and 2012, we reduced our emphasis on one-to-four family – mixed-use property and commercial real estate lending. We expect to continue this emphasis on higher-yielding multi-family residential mortgage loans, while we continue to deemphasize one-to-four family mixed-use property and commercial real estate lending.

The following table shows loan originations and purchases during 2013, and loan balances as of December 31, 2013.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2013	Gross Loans
	(Dollars in thousands)
Multi-family residential	$382,041	$1,712,039	50.02%
Commercial real estate	69,420	512,552	14.97
One-to-four family ― mixed-use property	40,898	595,751	17.40
One-to-four family ― residential	27,495	193,726	5.66
Co-operative apartment	4,966	10,137	0.30
Construction	3,089	4,247	0.12
Small Business Administration	603	7,792	0.23
Taxi Medallion	9,737	13,123	0.38
Commercial Business and Other	297,745	373,641	10.92
Total	$835,994	$3,423,008	100.00%

At December 31, 2013, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 82.5% of our gross loans. Our concentration in these types of loans has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family, commercial real estate, construction and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Transition to a More ‘Commercial-like’ Banking Institution. We have an established business banking unit staffed with a team of experienced commercial bankers. We have developed a complement of deposit, loan and cash management products to support this initiative, and expanded these product offerings. The business banking unit is responsible for building business relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. Building these business relationships could provide us with a lower-costing source of funds and higher-yielding adjustable-rate loans, which would help us manage our interest-rate risk. On February 28, 2013, in the Merger, the Savings Bank merged with and into the Commercial Bank, with the Commercial Bank as the surviving entity. Pursuant to the Merger, the Commercial Bank’s charter was changed to a full-service New York State commercial bank charter, and its name was changed to Flushing Bank.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens.   Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens.  Queens in particular exhibits a high level of ethnic diversity.  An important element of our strategy is to service the multi-ethnic consumer and business.  We have a particular concentration in the Asian communities- among them Chinese and Korean populations.  Both groups are noted for high levels of savings, education and entrepreneurship.  In order to service these and other important ethnic groups in our market, our staff speaks more than 30 languages.   We have an Asian advisory board to help broaden our link to the community by providing guidance and fostering awareness of our active role in the local community.  Our focus on the Asian community in Queens, where we have four branches, has resulted in us obtaining approximately $400 million in deposits in these branches.  We also have over $400 million of loans and lines of credit outstanding to borrowers in the Asian community.

Maintain Asset Quality.  By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans with net charge-offs of $13.3 million and $20.2 million for the years ended December 31, 2013 and 2012, respectively. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 72 delinquent mortgage loans totaling $33.4 million, 77 delinquent mortgage loans totaling $44.2 million, and 44 delinquent mortgage loans totaling $27.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. We recorded net charge-offs of $4.7 million, $5.7 million and $3.7 million to the allowance for loan losses for the non-performing loans that were sold during 2013, 2012 and 2011, respectively.  We realized gross gains of $134,000, $21,000 and $167,000 on the sale of non-performing mortgage loans for the years ended December 31, 2013, 2012 and 2011, respectively.  We realized gross losses of $81,000 and $69,000 on the sale of non-performing mortgage loans for the years ended December 31, 2013 and 2012, respectively. We did not record any gross losses for the year ended December 31, 2011. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.  Non-performing assets amounted to $53.8 million and $98.5 million at December 31, 2013 and 2012, respectively. Non-performing assets as a percentage of total assets were 1.14% and 2.21% at December 31, 2013 and 2012, respectively.

Manage Deposit Growth and Maintain Low Cost of Funds. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have a business banking operation that we designed specifically to develop full business relationships thereby bringing in lower cost checking and money market deposits. At December 31, 2013, deposits balances in the business sector are $138.5 million. We also have an internet branch, “iGObanking.com®”, as a division of the Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. In creating iGObanking.com®, our strategy is to reduce our reliance on wholesale borrowings and reduce our funding costs. Deposit balances in iGObanking.com® were $293.2 million at December 31, 2013, at rates lower than our borrowings. We have a government banking division, which prior to the Merger operated as the Commercial Bank, as an additional source of deposits. At December 31, 2013, deposits in our government banking division totaled $867.1 million at rates below our average cost of funds.  We also obtain deposits through brokers and the CDARS® and ICS network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. In addition, the Bank is a member of the FHLB-NY, which provides us with a source of borrowing. We also utilize reverse purchase agreements, established with other financial institutions. During 2013, we realized an increase in Due to depositors of $217.3 million, as core deposits increased $349.6 million while certificates of deposit decreased $132.3 million. At the same time our borrowed funds increased by $63.7 million as we looked to extend the maturities of our funding.

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

 Trends and Contingencies.  Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates have declined from 2008 through 2013, we remained strategically focused on the origination of multi-family residential mortgages and to a lesser extent, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

The New York City metropolitan area, our primary market for lending, was generally considered to be in a recession from December 2007 through the middle of 2009.  In the New York City metropolitan area, building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. Building permits issued in the New York metropolitan area have increased over the past several years. The home price index for the New York City metropolitan area declined from the beginning of 2007 to the end of 2012 by approximately 23.7%, but has increased 4.9% in 2013. The value of multi-family and commercial properties showed similar price movements.

Building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. This resulted in increased unemployment and declining property values. The majority of our impaired loans are income producing residential properties located in the New York City metropolitan market. Due to the low vacancy rates for these types of properties, they have retained more of their value, thereby reducing their loss content. While the national and local economies have shown signs of improvement since the middle of 2010, improvements in unemployment have lagged, with the unemployment rate decreasing but remaining at an elevated level of 7.5% at December 2013 and 8.8% at December 2012, for the New York City region, according to the New York State Department of Labor. These economic conditions can result in borrowers defaulting on their loans. This lackluster economic performance has resulted in the balance of our non-performing loans remaining at an elevated level, although non-performing loans declined in 2013 and 2012. Non-performing loans totaled $49.0 million, $89.8 million and $117.4 million at December 31, 2013, 2012 and 2011, respectively. While non-performing loans have remained elevated, we have not yet experienced a significant increase in foreclosed properties due to an extended foreclosure process in our market. The extended foreclosure process in our market is due to the high number of foreclosure actions filed in the court system in the counties for which we are seeking foreclosure on delinquent mortgage loans. We have not encountered significant issues with documentation relating to mortgages for which we are seeking foreclosure as we maintain custody of all loan documents and review them prior to providing them to our legal counsel to initiate the foreclosure action. The deterioration in the economy also resulted in an increase in net charge-offs from impaired loans, although improvement was seen in 2013. Net charge-offs totaled $13.3 million, $20.2 million and $18.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. We experienced a similar trend in the provision for loan losses, as we recorded provisions of $13.9 million, $21.0 million and $21.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

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

Since 2008, we have reduced our focus on commercial real estate and one-to-four family mixed-use residential property mortgage loans, which represented $300.6 million, or 50%, of our mortgage loan originations and purchases in 2008 compared to $110.3 million, or 13%, in 2013. In addition to reducing our focus on commercial real estate lending, we further reduced our origination of smaller commercial real estate properties. We also reduced our focus on construction lending, which we reduced from $30.7 million in advances on existing loans in 2008 to $3.1 million in advances on existing loans in 2013, and new construction loan approvals from $27.2 million in 2008 to $2.5 million in 2013. We reduced our focus on these types of loans due to changes in market conditions, increasing delinquencies and losses incurred on delinquent loans associated with these types of loans. The Bank has cautiously resumed the origination of non-owner occupied commercial real estate.

We also shifted our focus in multi-family lending to larger properties. Our review of delinquent multi-family mortgage loans revealed that the majority of our delinquent multi-family mortgage loans were on smaller properties with fewer rental units. We concluded that the more units a property had to rent, the less likely vacancies would cause a disruption in the property’s cash flow.

While we primarily rely on originating our own loans, we purchased $10.2 million of loans in 2013 compared to $3.5 million in 2012 and $19.1 million in 2011. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

The economic conditions we have experienced since the end of 2007 reduced loan demand from 2008 through 2012 in our market. In addition, the tightening of our underwriting standards and the shift in our lending focus also contributed to total loan originations and purchases remaining below pre-recession levels. However, during 2013 loan originations returned back to pre-recession levels and were a record $836.0 million for 2013, an increase of $203.5 million, or 32.2%, from $632.5 million for 2012.

During the three year period ended December 31, 2013, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 88.5% of our portfolio at December 31, 2013 compared to 90.2% at December 31, 2012 and 91.4% at December 31, 2011. Multi-family residential mortgage loans comprised 50.0%, 47.6% and 43.3% of our loan portfolio at December 31, 2013, 2012 and 2011, respectively. Commercial real estate mortgage loans comprised 15.0%, 16.0% and 18.1% of our loan portfolio at December 31, 2013, 2012 and 2011, respectively. One-to-four family mixed-use property mortgage loans comprised 17.4%, 19.8% and 21.6% of loan portfolio at December 31, 2013, 2012 and 2011, respectively. One-to-four family residential mortgage loans comprised 5.7%, 6.2% and 6.9% of loan portfolio at December 31, 2013, 2012 and 2011, respectively.

Due to depositors increased $217.3 million in 2013 compared to decreases of $133.8 million and $46.8 million in 2012 and 2011, respectively.  Lower-costing core deposits increased $349.6 million and $142.1 million in 2013 and 2012, respectively, compared to a decrease of $55.4 million in 2011. Higher-costing certificates of deposit decreased $132.3 million and $275.9 million during 2013 and 2012, respectively, compared to an increase of $8.5 million 2011. Brokered deposits represented 16.0%, 17.3% and 14.1% of total deposits at December 31, 2013, 2012 and 2011, respectively.

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

During the year ended December 31, 2013, we extended the term of 13 business loans totaling $11.1 million and 105 mortgage loans totaling $223.9 million, which we did not consider as non-performing loans nor troubled debt restructured. Each of these loans was extended in accordance with our lending policies, which required the loans to be fully underwritten, and that each of the borrowers is current as to payments. None of these borrowers was experiencing financial difficulties, and none received a below market interest rate or other favorable terms at the time the loans were extended.  Therefore, we did not consider these loans to be troubled debt restructured.

We attempt to pursue the guarantor on all loans for which a loss has been incurred and for which a guarantee was obtained, when, after considering the benefits and costs, we have concluded we will be successful in recovering at least a portion of the loss we incurred. The success of this pursuit is based on the assets the guarantor holds when we obtain a judgment.

During 2013, we sought performance under guarantees on 11 business loans, seeking judgments in excess of $2.8 million, and six real estate mortgage loans, seeking judgments in excess of $1.1 million. As of December 31, 2013, we had realized recoveries of less than $0.1 million on one business loan, and had not received any recoveries on the mortgage loans. In addition, during the year ended December 31, 2013, we realized recoveries of approximately $0.1 million on business loans and $0.1 million on real estate mortgage loans for which we sought judgments prior to 2013. During 2012, we sought performance under guarantees on eight business loans, seeking judgments in excess of $1.9 million, and 12 real estate mortgage loans, seeking judgments in excess of $5.0 million. As of December 31, 2012, we had realized recoveries of less than $0.1 million on mortgage loans, and had not received any recoveries on the business loans. In addition, during the year ended December 31, 2012, we realized recoveries of approximately $0.2 million on business loans and real estate mortgage loans for which we sought judgments prior to 2012.

During 2013 our net interest margin declined 28 basis points to 3.37% for the year ended December 31, 2013 from 3.65% for the comparable period in 2012.  This decrease in the net interest margin resulted in a $4.8 million decrease in net interest income to $145.7 million for the year ended December 31, 2013 from $150.4 million in 2012.  The decrease in the net interest margin for 2013 was primarily due to a decline in the yield of our interest-earning assets, partially offset by a reduction in our funding costs. The decline in the yield of our interest earning assets was primarily due to rates earned on new loans originated and securities purchased during 2013 being lower than the yield of the existing portfolio. During 2013, the average balance of total loans and total securities increased $71.7 million and $117.0 million, respectively, to $3,258.7 million and $1,015.7 million, respectively. During 2013, the average balance of borrowed funds increased by $185.6 million to $953.2 million compared to $767.6 million for 2012, while reducing the cost of borrowed funds 59 basis points to 2.39% for the year ended December 31, 2013 from 2.98% in the comparable period in 2012. The decrease in the cost of borrowed funds was partially offset by a $2.6 million prepayment penalty, resulting from the prepayment of $69.9 million in FHLB-NY advances in 2013. The advances that were prepaid had an average cost of 3.21%.  At the same time the average balance of deposits decreased by $24.4 million to $2,978.8 million for 2013 compared to $3,003.2 million for 2012.  However, the average balance of lower costing core deposits increased $228.8 million while the average balance of higher costing certificates of deposit decreased $257.5 million for the year ended December 31, 2013 from the comparable period in 2012. Combining this shift to lower costing core deposits with reductions in the rates we paid on all deposit types resulted in a 26 basis point reduction in our cost of total deposits to 1.08% for the year ended December 31, 2013 from 1.34% in the comparable period in 2012. As a result of these changes to our funding mix, and a favorable interest rate environment, we were able to reduce our cost of funds 28 basis points to 1.40% for the year ended December 31, 2013 from 1.68% for the year ended December 31, 2012.

We are unable to predict the direction of future interest rate changes. Approximately 26% of our certificates of deposit accounts and borrowings reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 40%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 8% and 16%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2013
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$295,345	$629,952	$1,111,280	$744,403	$226,673	$20,799	$3,028,452
Other loans	120,469	91,748	96,110	40,797	33,866	11,566	394,556
Short-term securities (1)	23,748	-	-	-	-	-	23,748
Securities available for sale:							-
Mortgage-backed securities	35,230	67,816	169,077	137,397	336,726	9,910	756,156
Other	98,488	3,850	-	14,758	8,775	135,763	261,634
Total interest-earning assets	573,280	793,366	1,376,467	937,355	606,040	178,038	4,464,546

Interest-Bearing Liabilities
Savings accounts	10,600	31,800	84,800	84,800	53,003	-	265,003
NOW accounts	-	-	-	-	-	1,416,774	1,416,774
Money market accounts	3,998	11,994	31,984	31,984	79,960	39,987	199,907
Certificate of deposit accounts	124,960	334,056	476,272	159,990	25,677	-	1,120,955
Mortgagors' escrow deposits	-	-	-	-	-	32,798	32,798
Borrowings	59,070	69,300	565,794	317,958	-	-	1,012,122
Total interest-bearing liabilities (2)	$198,628	$447,150	$1,158,850	$594,732	$158,640	$1,489,559	$4,047,559

Interest rate sensitivity gap	$374,652	$346,216	$217,617	$342,623	$447,400	$(1,311,521)	$416,987
Cumulative interest-rate sensitivity gap	$374,652	$720,868	$938,485	$1,281,108	$1,728,508	$416,987
Cumulative interest-rate sensitivity gap
as a percentage of total assets	7.94%	15.27%	19.88%	27.13%	36.61%	8.83%
Cumulative net interest-earning assets
as a percentage of interest-bearing
liabilities	288.62%	211.63%	152.00%	153.39%	167.57%	110.30%

(1) Consists of interest-earning deposits.
(2) Does not include non-interest bearing demand accounts totaling $197.3 million at December 31, 2013.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2013. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2013, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2013	2012	2013	2012	2013	2012
-200 basis points	-3.29%	-2.14%	5.82%	12.34%	13.56%	14.81%
-100 basis points	0.28	-0.31	6.23	7.42	13.77	14.35
Base interest rate	―	―	―	―	13.29	13.71
+100 basis points	-4.84	-2.90	-12.28	-11.52	12.05	12.54
+200 basis points	-9.70	-6.18	-24.35	-22.48	10.75	11.35

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2013				2012				2011
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$2,928,694	$158,420	5.41%		$2,893,271	$167,920	5.80%		$2,929,647	$176,777	6.03%
Other loans, net (1)(2)	329,968	12,889	3.91		293,733	13,566	4.62		290,970	14,677	5.04
Total loans, net	3,258,662	171,309	5.26		3,187,004	181,486	5.69		3,220,617	191,454	5.94
Mortgage-backed securities	764,290	22,844	2.99		700,945	26,766	3.82		749,347	30,999	4.14
Other securities	251,380	6,294	2.50		197,775	5,395	2.73		58,431	1,933	3.31
Total securities	1,015,670	29,138	2.87		898,720	32,161	3.58		807,778	32,932	4.08
Interest-earning deposits and federal funds sold	42,454	79	0.19		41,322	67	0.16		62,042	112	0.18
Total interest-earning assets	4,316,786	200,526	4.65		4,127,046	213,714	5.18		4,090,437	224,498	5.49
Other assets	259,338				243,735				220,931
Total assets	$4,576,124				$4,370,781				$4,311,368

Interest-bearing liabilities:
Deposits:
Savings accounts	$274,791	515	0.19		$317,095	689	0.22		$369,206	2,091	0.57
NOW accounts	1,291,861	6,777	0.52		1,025,116	6,275	0.61		838,648	6,610	0.79
Money market accounts	180,211	294	0.16		175,817	399	0.23		278,692	1,309	0.47
Certificate of deposit accounts	1,185,696	24,414	2.06		1,443,195	32,983	2.29		1,552,020	38,372	2.47
Total due to depositors	2,932,559	32,000	1.09		2,961,223	40,346	1.36		3,038,566	48,382	1.59
Mortgagors' escrow
accounts	46,217	37	0.08		41,973	36	0.09		39,430	49	0.12
Total interest-bearing
deposits	2,978,776	32,037	1.08		3,003,196	40,382	1.34		3,077,996	48,431	1.57
Borrowings	953,188	22,826	2.39		767,638	22,893	2.98		693,408	28,292	4.08
Total interest-bearing
liabilities	3,931,964	54,863	1.40		3,770,834	63,275	1.68		3,771,404	76,723	2.03
Non interest-bearing
demand deposits	169,190				134,166				107,278
Other liabilities	42,560				36,309				29,356
Total liabilities	4,143,714				3,941,309				3,908,038
Equity	432,410				429,472				403,330
Total liabilities and
equity	$4,576,124				$4,370,781				$4,311,368

Net interest income /
net interest rate spread (3)		$145,663	3.25%			$150,439	3.50%			$147,775	3.46%

Net interest-earning assets /
net interest margin (4)	$384,822		3.37%		$356,212		3.65%		$319,033		3.61%

Ratio of interest-earning
assets to interest-bearing
liabilities			1.10	X			1.09	X			1.08	X

(1)	Average balances include non-accrual loans.
(2)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.6 million, $3.2 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Compared to			Compared to
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$2,013	$(11,513)	$(9,500)	$(2,175)	$(6,682)	$(8,857)
Other loans, net	1,556	(2,233)	(677)	136	(1,247)	(1,111)
Mortgage-backed securities	2,266	(6,188)	(3,922)	(1,927)	(2,306)	(4,233)
Other securities	1,380	(481)	899	3,857	(395)	3,462
Interest-earning deposits and
federal funds sold	2	10	12	(34)	(11)	(45)
Total interest-earning assets	7,217	(20,405)	(13,188)	(143)	(10,641)	(10,784)

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(86)	(88)	(174)	(262)	(1,140)	(1,402)
NOW accounts	1,498	(996)	502	1,326	(1,661)	(335)
Money market accounts	11	(116)	(105)	(382)	(528)	(910)
Certificate of deposit accounts	(5,483)	(3,086)	(8,569)	(2,642)	(2,747)	(5,389)
Mortgagors' escrow accounts	5	(4)	1	2	(15)	(13)
Borrowings	4,942	(5,009)	(67)	2,801	(8,200)	(5,399)
Total interest-bearing liabilities	887	(9,299)	(8,412)	843	(14,291)	(13,448)

Net change in net interest income	$6,330	$(11,106)	$(4,776)	$(986)	$3,650	$2,664

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General.  Net income for the twelve months ended December 31, 2013 was $37.8 million, an increase of $3.4 million, or 10.0%, compared to $34.3 million for the twelve months ended December 31, 2012. Diluted earnings per common share were $1.26 for the twelve months ended December 31, 2013, an increase of $0.13, or 11.5%, from $1.13 for the twelve months ended December 31, 2012.

Return on average equity was 8.73% for the twelve months ended December 31, 2013 compared to 7.99% for the twelve months ended December 31, 2012. Return on average assets was 0.79% for both of the twelve months ended December 31, 2013 and 2012.

Interest Income.  Interest income decreased $13.2 million, or 6.17%, to $200.5 million for the year ended December 31, 2013 from $213.7 million for the year ended December 31, 2012. The decrease in interest income was primarily due to a 53 basis point reduction in the yield of interest-earning assets to 4.65% for the year ended December 31, 2013 from 5.18% for the year ended December 31, 2012, partially offset by a $189.7 million increase in the average balance of interest-earning assets to $4,316.8 million for the year ended December 31, 2013 from $4,127.0 million for the year ended December 31, 2012. The 53 basis point decline in the yield of interest-earning assets was primarily due to a 43 basis point reduction in the yield on the loan portfolio to 5.26% for the twelve months ended December 31, 2013 from 5.69% for the twelve months ended December 31, 2012, combined with a 71 basis point decline in the yield on total securities to 2.87% for the twelve months ended December 31, 2013 from 3.58% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $117.0 million increase in the average balance of the lower yielding securities portfolio for the twelve months ended December 31, 2013. The 43 basis point decrease in the yield on the loan portfolio was primarily due to a decline in the rates earned on new loan originations and existing loans modified to lower rates. The 71 basis point decrease in the yield on the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 39 basis points to 5.41% for the twelve months ended December 31, 2013 from 5.80% for the twelve months ended December 31, 2012.  The yield on the mortgage loan portfolio, excluding prepayment penalty income on loans, decreased 42 basis points to 5.24% for the twelve months ended December 31, 2013 from 5.66% for the twelve months ended December 31, 2012.

Interest Expense. Interest expense decreased $8.4 million, or 13.29%, to $54.9 million for the year ended December 31, 2013 from $63.3 million for the year ended December 31, 2012. The decrease in the cost of interest-bearing liabilities is primarily attributable to a 28 basis point reduction in the cost of interest-bearing liabilities to 1.40% for the year ended December 31, 2013 from 1.68% for the year ended December 31, 2012, partially offset by a $161.1 million increase in the average balance of interest-bearing liabilities to $3,932.0 million for the year ended December 31, 2013 from $3,770.8 million for the year ended December 31, 2012. The 28 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 23 basis points, seven basis points, three basis points and nine basis points, respectively, for the twelve months ended December 31, 2013 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 27 basis points to 1.09% for the twelve months ended December 31, 2013 from 1.36% for the twelve months ended December 31, 2012. The decrease in the cost of due to depositors was partially offset by a $2.6 million prepayment penalty recorded on borrowings as a result of the Bank prepaying in 2013 $69.9 million of FHLB-NY advances scheduled to mature in 2014.  Including the prepayment penalty, borrowed funds decreased 59 basis points to 2.39% for the year ended December 31, 2013 from 2.98% in the comparable prior year period.  The 59 basis point decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates.

Net Interest Income. Net interest income for the year ended December 31, 2013 totaled $145.7 million, a decrease of $4.8 million, or 3.17%, from $150.4 million for 2012.  The decrease in net interest income is attributed to a decrease in the net interest spread of 25 basis points to 3.25% for the twelve months ended December 31, 2013 from 3.50% for the comparable prior year period, partially offset by an increase in the average balance of interest-earning assets of $189.7 million, to $4,316.8 million for the year ended December 31, 2013.  The yield on interest-earning assets decreased 53 basis points to 4.65% for the year ended December 31, 2013 from 5.18% for the year ended December 31, 2012 while the cost of funds of decreased 28 basis points to 1.40% for the year ended December 31, 2013 from 1.68% for the prior year period. The net interest margin decreased 28 basis points to 3.37% for the year ended December 31, 2013 from 3.65% for the year ended December 31, 2012. Excluding prepayment penalty income, the net interest margin would have been 3.26% and 3.53% for the years ended December 31, 2013 and 2012, respectively.

Provision for Loan Losses.  A provision for loan losses of $13.9 million was recorded for the twelve months ended December 31, 2013, which was a decrease of $7.1 million from $21.0 million recorded in the twelve months ended December 31, 2012. During the twelve months ended December 31, 2013, non-performing loans decreased $40.9 million to $49.0 million from $89.8 million at December 31, 2012. Net charge-offs for the twelve months ended December 31, 2013 totaled $13.3 million, or 41 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 46.2% at December 31, 2013. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the analysis of the allowance for loans losses, management deemed it necessary to record a $13.9 million provision for loan losses for the twelve months ended December 31, 2013.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2013 was $9.6 million, an increase of $0.5 million, or 5.4%, from $9.1 million for the twelve months ended December 31, 2012.  The increase in non-interest income was primarily due to the $2.9 million gain from the sale of mortgage-backed securities during the twelve months ended December 31, 2013.  Non-interest income also improved due to a $0.6 million increase in BOLI income.  These increases were partially offset by a $2.6 million increase in net losses from fair value adjustments and a $0.6 million increase in OTTI charges recorded on four private issue CMOs during the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. Additionally, during the twelve months ended December 31, 2013, we sold five OTTI CMOs for total proceeds of $18.3 million realizing a loss on sale of $1.7 million.  In conjunction with this sale, we also sold $22.8 million in corporate securities realizing a gain on sale of $1.4 million and sold a mortgage-backed security for $2.7 million realizing a gain on sale of $0.1 million.

Non-Interest Expense. Non-interest expense was $80.6 million for the twelve months ended December 31, 2013, a decrease of $1.8 million, or 2.1%, from $82.3 million for the twelve months ended December 31, 2012. The decrease was primarily due to decreases of $1.0 million in FDIC insurance expense primarily due to a reduction in the assessment rate and base as a result of the Merger, $0.7 million in OREO/foreclosure expense primarily due to a reduction in non-performing assets, $0.8 million in net losses on sales of OREO and $0.9 million in professional services primarily due to decreased legal expense. These decreases were partially offset by a $1.9 million increase in salaries and benefits expense primarily due to annual salary increases and increased annual incentives for exceeding corporate performance goals, partially offset by decrease in BOLI life insurance liability primarily due to an increase in the discount rate used to calculate the liability. The efficiency ratio was 50.6% and 50.7% for the twelve months ended December 31, 2013 and 2012, respectively.

Income Tax Provisions.  Income tax expense for the year ended December 31, 2013 increased $1.1 million to $23.0 million, compared to $21.8 million for the year ended December 31, 2012. The increase was primarily attributed to the increase of $4.5 million in income before income taxes, partially offset by a decline in the effective tax rate.

The effective tax rate was 37.8% and 38.9% for the years ended December 31, 2013 and 2012, respectively.  The decline in the effective tax rate was primarily due to an increase in tax preference items in 2013 compared to 2012.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General.  Net income for the year ended December 31, 2012 was $34.3 million, a decrease of $1.0 million, or 2.9%, compared to $35.3 million for the year ended December 31, 2011. Diluted earnings per common share were $1.13 for the year ended December 31, 2012, a decrease of $0.02, or 1.7%, from $1.15 for the year ended December 31, 2011.

Return on average equity was 7.99% for the year ended December 31, 2012 compared to 8.76% for the year ended December 31, 2011. Return on average assets was 0.79% for the year ended December 31, 2012 compared to 0.82% for the year ended December 31, 2011.

Interest Income.  Interest income decreased $10.8 million, or 4.80%, to $213.7 million for the year ended December 31, 2012 from $224.5 million for the year ended December 31, 2011. The decrease in interest income was primarily due to a 31 basis point reduction in the yield of interest-earning assets to 5.18% for the year ended December 31, 2012 from 5.49% for the year ended December 31, 2011, partially offset by a $30.6 million increase in the average balance of interest-earning assets to $4,127.0 million for the year ended December 31, 2012 from $4,090.4 million for the year ended December 31, 2011. The 31 basis point decline in the yield of interest-earning assets was primarily due to a 25 basis point reduction in the yield on the loan portfolio to 5.69% for the twelve months ended December 31, 2012 from 5.94% for the twelve months ended December 31, 2011, combined with a 50 basis point decline in the yield on total securities to 3.58% for the twelve months ended December 31, 2012 from 4.08% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $33.6 million decrease in the average balance of the higher yielding loan portfolio for the twelve months ended December 31, 2012 and a $90.9 million increase in the average balance of the lower yielding securities portfolio for the twelve months ended December 31, 2012. These factors that reduced the yield were partially offset by a $20.7 million decrease in the average balance of lower yielding interest-earning deposits to $41.3 million for the twelve months ended December 31, 2012 from $62.0 million for the comparable prior year period. The 25 basis point decrease in the yield on the loan portfolio was primarily due to the current interest rate environment, as new loans were added at rates well below the portfolio average yield, and higher yielding loans are prepaid.  In addition, we experienced a significantly higher than average activity in loans refinancing during 2012. The 50 basis point decrease in the yield on the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 23 basis points to 5.80% for the twelve months ended December 31, 2012 from 6.03% for the twelve months ended December 31, 2011.  The yield on the mortgage loan portfolio, excluding prepayment penalty income on loans, decreased 29 basis points to 5.66% for the twelve months ended December 31, 2012 from 5.95% for the twelve months ended December 31, 2011.

Interest Expense. Interest expense decreased $13.4 million, or 17.53%, to $63.3 million for the year ended December 31, 2012 from $76.7 million for the year ended December 31, 2011. The decrease in the cost of interest-bearing liabilities is primarily attributable to a 35 basis point reduction in the cost of interest-bearing liabilities to 1.68% for the year ended December 31, 2012 from 2.03% for the year ended December 31, 2011, combined with a $0.6 million decrease in the average balance of interest-bearing liabilities to $3,770.8 million for the year ended December 31, 2012 from $3,771.4 million for the year ended December 31, 2011. The 35 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 18 basis points, 24 basis points, 35 basis points and 18 basis points, respectively, for the twelve months ended December 31, 2012 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 23 basis points to 1.36% for the twelve months ended December 31, 2012 from 1.59% for the twelve months ended December 31, 2011. The cost of borrowed funds decreased 110 basis points to 2.98% for the twelve months ended December 31, 2012 from 4.08% for the twelve months ended December 31, 2011 with the average balance increasing $74.2 million to $767.6 million for the twelve months ended December 31, 2012 from $693.4 million for the twelve months ended December 31, 2011. The 110 basis point decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates than the existing portfolio, and to a lesser extent adjustable rate borrowings resetting to a lower rate during 2012.

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

Provision for Loan Losses.  A provision for loan losses of $21.0 million was recorded for the year ended December 31, 2012, which was a decrease of $0.5 million from $21.5 million recorded in the year ended December 31, 2011. During the twelve months ended December 31, 2012, non-performing loans decreased $32.7 million to $84.1 million from $117.4 million at December 31, 2011. Net charge-offs for the twelve months ended December 31, 2012 totaled $20.2 million, or 64 basis points of average loans. The current loan to value ratio for our non-performing loans collateralized by real estate was 58.6% at December 31, 2012. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded in 2012, management, as a result of the analysis of the allowance for loans losses, deemed it necessary to record a $21.0 million provision for loan losses for the twelve months ended December 31, 2012.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2012 was $9.1 million, a decrease of $1.2 million, or 11.8%, from $10.3 million for the twelve months ended December 31, 2011.  The decrease in non-interest income was primarily due to a $1.9 million decrease in net gains recorded from fair value adjustments, partially offset by a decrease of $0.8 million in other-than-temporary impairment (“OTTI”) charges recorded during the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.

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

The effective tax rate was 38.9% and 39.9% for the years ended December 31, 2012 and 2011, respectively.  The decline in the effective tax rate was primarily due to an increase in tax preference items in 2012 compared to 2011.

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2013, the Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2013, the Bank was able to borrow up to $1,895.0 million from the FHLB-NY in Federal Home Loan advances, letters of credit and overnight lines of credit. As of December 31, 2013, the Bank had $1,345.1 million outstanding in combined balances of FHLB-NY advances and letters of credit. In addition, Flushing Financial Corporation has junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $29.6 million (which are included in Borrowed Funds) and the Bank had $155.3 million in repurchase agreements to fund lending and investment opportunities. (See Note 9 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $33.5 million, a decrease of $6.9 million from December 31, 2012. We also held marketable securities available for sale with a market value of $1,017.8 million at December 31, 2013.

At December 31, 2013, we had commitments to extend credit (principally real estate mortgage loans) of $36.9 million and open lines of credit for borrowers (principally home equity loan lines of credit and business lines of credit) of $153.9 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and operating expense in 2013 were $54.9 million and $80.6 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2013, we made contributions to the employee pension plan totaling $0.8 million, and incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan. We expect to pay similar amounts for these plans in 2013, except for the employee pension plan to which we do not expect to make a contribution in 2013. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 3.75% for 2012. This decline in the discount rate has resulted in an increase in our APBO.  However, in 2013 the discount rate increased to 4.60% which resulted in a decrease in the APBO from 2012.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2013, our employee pension plan and medical and life insurance plan have unrecognized losses of $5.9 million and $0.2 million, respectively.  The non-employee director plan has a $0.5 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate over the past several years and the net decline in the market value of the pension plan’s investments. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years.   In addition, the non-employee director pension plan has an unrecognized past service liability of $0.2 million due to plan amendments in prior years and the medical and life insurance plan have a $0.7 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $2.9 million as of December 31, 2013.

The change in the discount rate and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of three years ended December 31, 2013. During the year ended December 31, 2011 the actual return on the employee pension plan assets was approximately half of the assumed return used to determine the periodic pension expense for that year. During the year ended December 31, 2012 the actual return on the employee pension plan assets approximated the assumed return used to determine the periodic pension expense for that year. During the year ended December 31, 2013, the actual return on the employee pension plan assets was approximately 2.5 times the assumed return used to determine the periodic pension expense for that year.

The market value of the assets of our employee pension plan is $20.5 million at December 31, 2013, which is $0.8 million more than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2013, funds provided by the Company's operating activities amounted to $74.4 million. These funds, together with $244.6 million provided by financing activities and $40.4 million available at the beginning of 2013, were utilized to fund net investing activities of $326.0 million. The Company's primary business objective is the origination and purchase of multi-family residential properties, one-to-four family (including mixed-use properties) and commercial real estate mortgage loans, and commercial, business and SBA loans. During the year ended December 31, 2013, the net total of loan originations and purchases less loan repayments and sales was $211.1 million. During the year ended December 31, 2013, the Company also funded $458.6 million in purchases of securities available for sale.  Funds were primarily provided by increases of $216.3 million in customer deposits and $343.4 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  The Company also used funds of $15.6 million for dividend payments and $13.2 million for repurchases of the Company’s common stock during the year ended December 31, 2013.

At the time of the Savings Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Savings Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the Merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2013 was $1.2 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.  On July 21, 2011, as a result of the Dodd-Frank Act, the Bank’s primary regulator became the OCC and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”). Prior to July 21, 2011, unlike the Savings Bank, Flushing Financial Corporation was not subject to regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Savings Bank. However, Flushing Financial Corporation was subject, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year. With the Federal Reserve becoming Flushing Financial Corporation’s primary regulator, Flushing Financial Corporation became subject to the same regulatory restrictions on the declaration of dividends as the Savings Bank.

Regulatory Capital Position.  Under applicable regulatory capital regulations, the Bank is required to comply with each of three separate capital adequacy standards: leverage capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2013 and 2012, the Bank exceeded its three regulatory capital requirements. (See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2013, financial assets and financial liabilities with fair values of $37.3 million and $29.6 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale and are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in Accumulated Other Comprehensive Income. If any decline in fair value for these securities is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2013 and 2012, we recorded other-than-temporary impairment charges of $1.4 million and $0.8 million, respectively, for certain private issue collateralized mortgage obligations.

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as Available for Sale, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The private label collateralized mortgage obligations for which other-than-temporary impairment charges were recorded in 2013 and 2012 were valued using a Level 3 input.

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

The Company conducts its annual impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2013 and 2012 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Borrowings	$982,622	$255,300	$537,794	$159,958	$29,570
Deposits	3,232,780	2,570,841	476,265	159,995	25,679
Loan commitments	191,111	191,111	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	29,886	3,717	6,461	6,090	13,618
Purchase obligations	11,122	5,112	5,808	202	-
Pension and other postretirement
benefits	8,402	468	1,016	1,052	5,866
Deferred compensation plans	12,479	861	1,722	1,722	8,174
Total	$4,468,402	$3,027,410	$1,029,066	$329,019	$82,907

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

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2013, we had commitments to extend credit and lines of credit of $191.1 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2013, the Bank had seventeen branches, eleven of which are leased. The Bank leases its branch locations primarily when it is not the sole tenant. Whether the Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

The amounts shown for pension and other postretirement benefits reflect our directors’ pension plan and the supplemental retirement benefits of our president, and amounts due under our plan for medical and life insurance benefits for retired employees. The amount shown in the “Less Than 1 Year” column represents our current estimate for these benefits, some of which are based on information supplied by actuaries. The amounts shown in columns reflecting periods over one year represent our current estimate based on the past year’s actual disbursements and information supplied by actuaries. The amounts do not include an increase for possible future retirees or increases in health plan costs. The amount shown in the “More Than 5 Years” column represents the amount required to increase the total amount to the projected benefit obligation of the directors’ plan and the medical and life insurance benefit plans, since these are unfunded plans.  The employee pension plan is not included in the contractual obligation table due to the employee pension plan being fully funded at December 31, 2013. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition. (See Note 13 of Notes to Consolidated Financial Statements “Stockholders’ Equity”.)

In January 2014, the FASB issued ASU 2014-04 to clarify that when an in substance repossession or  foreclosure occurs,  a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014- 04 is effective for annual reporting periods beginning after December 15, 2014.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 69 and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.   Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2013	December 31, 2012
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$33,485	$40,425
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $556,520 and $679,285 at December 31, 2013 and 2012, respectively; $7,119 and $24,911 at fair value pursuant to the fair value option at December 31, 2013 and 2012, respectively)	756,156	720,113
Other securities (including assets pledged of $50,354 at December 31, 2013; $30,163 and $29,577 at fair value pursuant to the fair value option at December 31, 2013 and 2012, respectively)	261,634	229,453
Loans held for sale	425	5,313
Loans, net of fees and costs	3,434,178	3,234,121
Less: Allowance for loan losses	(31,776)	(31,104)
Net loans	3,402,402	3,203,017
Interest and dividends receivable	17,370	17,917
Bank premises and equipment, net	20,356	22,500
Federal Home Loan Bank of New York stock, at cost	46,025	42,337
Bank owned life insurance	109,606	106,244
Goodwill	16,127	16,127
Core deposit intangible, net	-	468
Other assets	57,915	47,502
Total assets	$4,721,501	$4,451,416

Liabilities
Due to depositors:
Non-interest bearing	$197,343	$155,789
Interest-bearing	3,002,639	2,826,844
Mortgagors' escrow deposits	32,798	32,560
Borrowed funds ($29,570 and $23,922 at fair value pursuant to the fair value option at December 31, 2013 and 2012, respectively)	856,822	763,105
Securities sold under agreements to repurchase	155,300	185,300
Other liabilities	44,067	45,453
Total liabilities	4,288,969	4,009,051

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at December 31, 2013 and 2012; 30,123,252 and 30,743,329 shares outstanding at December 31, 2013 and 2012, respectively)	315	315
Additional paid-in capital	201,902	198,314
Treasury stock, at average cost (1,407,343 shares and 787,266 at December 31, 2013 and 2012, respectively)	(22,053)	(10,257)
Retained earnings	263,743	241,856
Accumulated other comprehensive (loss) income, net of taxes	(11,375)	12,137
Total stockholders' equity	432,532	442,365

Total liabilities and stockholders' equity	$4,721,501	$4,451,416

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$171,309	$181,486	$191,454
Interest and dividends on securities:
Interest	28,310	31,306	32,121
Dividends	828	855	811
Other interest income	79	67	112
Total interest and dividend income	200,526	213,714	224,498

Interest expense
Deposits	32,037	40,382	48,431
Other interest expense	22,826	22,893	28,292
Total interest expense	54,863	63,275	76,723

Net interest income	145,663	150,439	147,775
Provision for loan losses	13,935	21,000	21,500
Net interest income after provision for loan losses	131,728	129,439	126,275

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(1,419)	(3,138)	(9,365)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	-	2,362	7,787
Net OTTI charge recognized in earnings	(1,419)	(776)	(1,578)
Banking services fee income	3,687	4,007	3,640
Net (loss) gain on sale of loans held for sale	(108)	(9)	343
Net gain on sale of loans	284	31	168
Net gain on sale of securities	3,021	47	-
Net (loss) gain from fair value adjustments	(2,521)	55	1,960
Federal Home Loan Bank of New York stock dividends	1,663	1,507	1,502
Bank owned life insurance	3,363	2,790	2,769
Other income	1,586	1,413	1,477
Total non-interest income	9,556	9,065	10,281

Non-interest expense
Salaries and employee benefits	44,397	42,503	38,262
Occupancy and equipment	7,646	7,807	7,803
Professional services	5,210	6,108	6,697
FDIC deposit insurance	3,206	4,186	4,378
Data processing	4,238	4,101	4,458
Depreciation and amortization of premises and equipment	2,953	3,207	3,185
Other real estate owned / foreclosure expense	2,292	2,964	2,471
Other operating expenses	10,634	11,450	10,485
Total non-interest expense	80,576	82,326	77,739

Income before income taxes	60,708	56,178	58,817

Provision for income taxes
Federal	17,344	16,740	17,749
State and local	5,612	5,107	5,720
Total provision for income taxes	22,956	21,847	23,469

Net income	$37,752	$34,331	$35,348

Basic earnings per common share	$1.26	$1.13	$1.15
Diluted earnings per common share	$1.26	$1.13	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Comprehensive Income
Net income	$37,752	$34,331	$35,348
Other comprehensive income, net of tax
Unrecognized actuarial gains (losses)	3,261	(479)	(2,505)
Amortization of actuarial losses	696	587	311
Amortization of prior service credit	(26)	(26)	(25)
OTTI charges included in income	798	437	886
Reclassification adjustment for gains included in income	(1,700)	(26)	-
Unrealized (losses) gains on securities	(26,541)	6,831	9,890
Comprehensive income	$14,240	$41,655	$43,905

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Common Stock
Balance, beginning of year	$315	$315	$313
Shares issued upon the exercise of stock options (155,061 common shares for the year ended December 31, 2011)	-	-	1
Shares issued upon vesting of restricted stock unit awards (119,600 common shares for the year ended December 31, 2011)	-	-	1
Balance, end of year	315	315	315

Additional Paid-In Capital
Balance, beginning of year	198,314	195,628	189,348
Award of common shares released from Employee Benefit Trust (143,941, 157,922 and 144,312 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	1,652	1,480	1,541
Shares issued upon vesting of restricted stock unit awards (120,114, 113,272 and 127,653 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	161	317	1,668
Options exercised (463,245, 125,405 and 155,061 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	1,451	164	1,825
Stock-based compensation activity, net	(119)	1,028	954
Stock-based income tax (provision) benefit	443	(303)	292
Balance, end of year	201,902	198,314	195,628

Treasury Stock
Balance, beginning of year	(10,257)	(7,355)	-
Purchases of common shares outstanding (836,092, 352,000 and 624,088 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	(13,152)	(5,019)	(7,316)
Issuance upon exercise of stock options (463,245, 150,225 and 23,249 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	6,763	1,818	326
Repurchase of shares to satisfy tax obligations (61,710, 40,148and 29,838 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	(999)	(532)	(406)
Shares issued upon vesting of restricted stock unit awards (180,997, 146,149 and 8,053 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	2,406	1,737	95
Purchase of common shares to fund options exercised (366,517, 65,074and 3,794 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	(6,814)	(906)	(54)
Balance, end of year	(22,053)	(10,257)	(7,355)

The accompanying notes are an integral part of these consolidated financial statements.

Continued

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Retained Earnings
Balance, beginning of year	241,856	223,510	204,128
Net income	37,752	34,331	35,348
Stock options exercised (65,470, 24,820, and 23,129 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	(128)	(63)	(50)
Shares issued upon vesting of restricted stock unit awards (60,883, 32,877 and 7,853 common shares for the years ended December 31, 2013, 2012 and 2011, respectively)	(119)	(105)	(6)
Cash dividends declared and paid on common shares ($0.52 per share foreach of the years ended December 31, 2013, 2012 and 2011, respectively)	(15,618)	(15,817)	(15,910)
Balance, end of year	263,743	241,856	223,510

Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance, beginning of year	12,137	4,813	(3,744)
Amortization of prior service credits, net of taxes of $20 for each of the years ended December 31, 2013, 2012 and 2011, respectively	(26)	(26)	(25)
Amortization of net actuarial losses, net of taxes of ($541), ($456) and ($243) for the years ended December 31, 2013, 2012 and 2011, respectively	696	587	311
Unrecognized actuarial gains (losses), net of taxes ($2,527), $340 and $1,932 for years ended December 31, 2013, 2012 and 2011, respectively	3,261	(479)	(2,505)
Change in net unrealized (losses) gains on securities available for sale, net of taxes of approximately $20,609, ($5,259) and ($7,706) for the years ended December 31, 2013, 2012 and 2011, respectively	(26,541)	6,831	9,890
Reclassification adjustment for (gains) losses included in netincome, net of taxes of approximately $700, ($318) and ($692) for the years ended December 31, 2013, 2012 and 2011, respectively	(902)	411	886
Balance, end of year	(11,375)	12,137	4,813

Total Stockholders' Equity	$432,532	$442,365	$416,911

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2013	2012	2011
	(In thousands)
Operating Activities

Net income	$37,752	$34,331	$35,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,935	21,000	21,500
Depreciation and amortization of premises and equipment	2,953	3,207	3,185
Origination of loans held for sale	-	-	(3,865)
Proceeds from sale of loans held for sale	-	-	4,208
Net loss (gain) on sales of loans held for sale	108	9	(343)
Net gain on sales of loans (including delinquent loans)	(284)	(31)	(168)
Net gain on sales of securities	(3,021)	(47)	-
Other-than-temporary impairment charge on securities	1,419	776	1,578
Amortization of premium, net of accretion of discount	7,588	6,643	5,872
Fair value adjustment for financial assets and financial liabilities	2,521	(55)	(1,960)
Income from bank owned life insurance	(3,363)	(2,790)	(2,769)
Stock based compensation expense	3,412	3,260	2,686
Deferred compensation	(790)	(86)	512
Amortization of core deposit intangibles	468	469	468
Excess tax provision (benefits) from stock-based payment arrangements	(443)	303	(292)
Deferred income tax provision (benefit)	(682)	(804)	685
Net decrease in prepaid FDIC assessment	3,287	3,888	4,068
Increase in other assets	(1,410)	(3,695)	(1,638)
Increase (decrease) in other liabilities	10,985	4,719	(4,355)
Net cash provided by operating activities	74,435	71,097	64,720

Investing Activities

Purchases of premises and equipment	(809)	(1,290)	(4,561)
Net (purchases) redemption of Federal Home Loan Bank-NY shares	(3,688)	(12,092)	1,361
Purchases of securities available for sale	(458,596)	(311,654)	(157,741)
Proceeds from sales and calls of securities available for sale	194,009	12,637	8,000
Proceeds from maturities and prepayments of securities available for sale	149,387	170,798	154,600
Net (originations) and repayments of loans	(236,582)	(78,379)	12,773
Purchases of loans	(10,189)	(3,456)	(19,053)
Proceeds from sale of delinquent loans	35,681	44,223	27,817
Purchase of bank owned life insurance	-	(20,000)	(4,556)
Proceeds from sale of Real Estate Owned	4,763	1,225	4,053
Net cash provided by (used in) investing activities	(326,024)	(197,988)	22,693

Continued
The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2013	2012	2011
	(In thousands)
Financing Activities

Net increase in non-interest bearing deposits	$41,554	$37,282	$22,309
Net (decrease) increase in interest bearing deposits	174,715	(172,193)	(70,332)
Net increase in mortgagors' escrow deposits	238	2,774	2,471
Net proceeds (repayments) from short-term borrowed funds	(102,500)	132,000	-
Proceeds from long-term borrowings	269,346	212,518	245,447
Repayment of long-term borrowings	(109,911)	(80,000)	(258,076)
Purchases of treasury stock	(14,151)	(5,551)	(7,722)
Excess tax benefits (provision) from stock-based payment arrangements	443	(303)	292
Proceeds from issuance of common stock upon exercise of stock options	533	885	2,040
Cash dividends paid	(15,618)	(15,817)	(15,910)
Net cash (used in) provided by financing activities	244,649	111,595	(79,481)

Net (decrease) increase in cash and cash equivalents	(6,940)	(15,296)	7,932
Cash and cash equivalents, beginning of year	40,425	55,721	47,789
Cash and cash equivalents, end of year	$33,485	$40,425	$55,721

Supplemental Cash Flow Disclosure
Interest paid	$53,602	$62,368	$75,914
Income taxes paid	21,389	21,947	22,917
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	21,832	21,644	23,209
Non-cash activities:
Loans transferred to Other Real Estate Owned	5,369	6,127	7,286
Loans provided for the sale of Other Real Estate Owned	3,011	2,110	1,655
Loans held for investment transferred to loans held for sale	13,008	12,200	-
Loans held for sale transferred to loans held for investment	2,214	400	-

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the years ended December 31, 2013, 2012 and 2011

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

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and , to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through seventeen full-service banking offices, nine of which are located in Queens County, two in Nassau County, five in Kings County (Brooklyn), and one in New York County (Manhattan), New York. The Bank also operates “iGObanking.com®”, an internet branch, offering checking, savings and certificates of deposit accounts.

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

Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses, the evaluation of goodwill for impairment, the evaluation of the need for a valuation allowance of the Company’s deferred tax assets, the fair value of the investment portfolio and the evaluation of other-than-temporary impairment (“OTTI”) on securities. The current economic environment has increased the degree of uncertainty inherent in these material estimates.  Actual results could differ from these estimates.

Cash and Cash Equivalents:
For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2013 and 2012, the Company’s cash and cash equivalents totaled $33.5 million and $40.4 million, respectively. Included in cash and cash equivalents at those dates were $23.7 million and $31.3 million in interest-earning deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The Bank is required to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $10.1 million and $6.5 million at December 31, 2013 and 2012, respectively.

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

In September 2011, the FASB issued ASU 2011-08, which gives entities the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more likely than not that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the qualitative assessment as outlined in ASU 2011-08 in assessing the carrying value of goodwill as of December 31, 2013 and determined that there was no goodwill impairment. At December 31, 2013, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s  lenders, collection policies and experience, internal loan review function and other external factors.  Additionally, the Company segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards.  Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

As of December 31, 2013, we utilized recent third party appraisals of the collateral to measure impairment for $66.6 million, or 81.4%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $15.2 million, or 18.6%, of collateral dependent impaired loans.

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

These restructurings have not included a reduction of principal balance. The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. Restructured loans are classified as a TDR when the Bank grants a concession to a borrower who is experiencing financial difficulties. All loans classified as TDR are considered impaired, however TDR loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status and are not included as part of non-performing loans. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status and reported as non-performing loans until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are placed on non-accrual status and reported as non-performing loans.

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2013, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

Loans Held for Sale:
Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2013, loans held for sale consisted of one non-performing multi-family residential loan for $0.4 million. At December 31, 2012, loans held for sale consisted of four non-performing multi-family residential loans totaling $3.4 million and four non-performing one-to-four-family – mixed-use properties totaling $1.9 million.

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

Federal Home Loan Bank Stock:
The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on its asset size.  In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par.  Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists.  At December 31, 2013, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2013.

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

Benefit Plans:
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

Treasury Stock:
The Company records treasury stock at cost. Treasury stock is reissued at average cost.

Derivatives:
Derivatives are required to be recorded on the Consolidated Statements of Financial Condition at fair value. The Company records derivatives on a gross basis in “Other assets” and “Other liabilities” in the Consolidated Statements of Financial Condition.  The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings.

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

Advertising Expense:
Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $1.9 million, $1.7 million, and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2013	2012	2011
	(In thousands, except per share data)
Net income, as reported	$37,752	$34,331	$35,348
Divided by:
Weighted average common shares outstanding	30,047	30,402	30,623
Weighted average common stock equivalents	26	31	31
Total weighted average common shares outstanding and common stock equivalents	30,073	30,433	30,654

Basic earnings per common share	$1.26	$1.13	$1.15
Diluted earnings per common share	$1.26	$1.13	$1.15

Options to purchase 151,900 shares, at an average exercise price of $18.55, 550,400  shares, at an average exercise price of $17.63, and 720,340 shares, at an average exercise price of $16.71, are anti-dilutive and were not included in the computation of diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011, respectively.

3. Loans

The composition of loans is as follows at December 31:

	2013	2012
	(In thousands)
Multi-family residential	$1,712,039	$1,534,438
Commercial real estate	512,552	515,438
One-to-four family ― mixed-use property	595,751	637,353
One-to-four family ― residential	193,726	198,968
Co-operative apartments	10,137	6,303
Construction	4,247	14,381
Small Business Administration	7,792	9,496
Taxi medallion	13,123	9,922
Commercial business and other	373,641	295,076
Gross loans	3,423,008	3,221,375
Unearned loan fees and deferred costs, net	11,170	12,746
Total loans	$3,434,178	$3,234,121

The total amount of loans on non-accrual status was $48.0 million and $84.1 million at December 31, 2013 and 2012, respectively.  The total amount of loans classified as impaired, which includes all loans on non-accrual status, was $81.8 million and $128.6 million at December 31, 2013 and 2012, respectively. We generally adjust the carrying value of collateral dependent impaired loans to their fair value with a charge to the allowance for loan losses. The average balance of impaired loans was $95.0 million and $148.9 million for 2013 and 2012, respectively.

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Company classifies these loans as a TDR.

The following table shows loans modified and classified as TDR during the years ended December 31, 2013 and 2012:

	For the year ended December 31, 2013			For the year ended December 31, 2012
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Multi-family residential	2	$698	Received a below market interest rate and the loan amortization was extended	-	$-
Commercial real estate	1	273	Received a below market interest rate and the loan amortization was extended	3	5,300	Received a below market interest rate and the loan amortization was extended
One-to-four family - mixed-use property	1	390	Received a below market interest rate and the loan amortization was extended	3	1,200	Received a below market interest rate
One-to-four family - residential	-	-		1	400	Received a below market interest rate
Construction loans
Commercial business and other	2	687	Received a below market interest rate and the loan amortization was extended	2	1,900	Received a below market interest rate and the loan amortization was extended
Total	6	$2,048		9	$8,800

The recorded investment of each of the loans modified and classified to a TDR, presented in the table above, was unchanged as there was no principal forgiven in any of these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	10	$3,087	8	$2,347
Commercial real estate	4	3,686	5	8,499
One-to-four family - mixed-use property	8	2,692	7	2,336
One-to-four family - residential	1	364	1	374
Construction	1	746	1	3,805
Commercial business and other	4	3,127	2	2,540
Total performing troubled debt restructured	28	$13,702	24	$19,901

During the year ended December 31, 2013, no TDR loans were transferred to non-accrual status.  During the year ended December 31, 2012, three multi-family TDR totaling $6.9 million and one commercial TDR for $0.4 million were transferred to non-accrual status as they were no longer performing in accordance with their modified terms.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	-	$-	2	$323
Commercial real estate	1	2,332	2	3,075
One-to-four family - mixed-use property	-	-	2	816
Construction	-	-	1	7,368
Total troubled debt restructurings that subsequently defaulted	1	$2,332	7	$11,582

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012

Loans ninety days or more past due and still accruing:
Multi-family residential	$52	$-
One-to-four family residential	15	-
Commercial Business and other	539	644
Total	606	644

Non-accrual mortgage loans:
Multi-family residential	13,297	13,095
Commercial real estate	9,962	15,640
One-to-four family mixed-use property	9,063	16,553
One-to-four family residential	13,250	13,726
Co-operative apartments	57	234
Construction	-	7,695
Total	45,629	66,943

Non-accrual non-mortgage loans:
Small Business Administration	-	283
Commercial Business and other	2,348	16,860
Total	2,348	17,143

Total non-accrual loans	47,977	84,086

Total non-accrual loans and ninety days or more past due and still accruing	$48,583	$84,730

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2013	2012	2011
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$4,656	$9,026	$9,654
Less: Interest income included in the results of operations	1,213	1,692	2,126
Total foregone interest	$3,443	$7,334	$7,528

The following table shows an age analysis of our recorded investment in loans at December 31, 2013:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$14,101	$2,554	$13,297	$29,952	$1,682,087	$1,712,039
Commercial real estate	5,029	523	9,962	15,514	497,038	512,552
One-to-four family - mixed-use property	14,017	1,099	9,063	24,179	571,572	595,751
One-to-four family - residential	3,828	518	12,953	17,299	176,427	193,726
Co-operative apartments	99	-	144	243	9,894	10,137
Construction loans	-	-	-	-	4,247	4,247
Small Business Administration	106	-	-	106	7,686	7,792
Taxi medallion	-	-	-	-	13,123	13,123
Commercial business and other	187	2	1,213	1,402	372,239	373,641
Total	$37,367	$4,696	$46,632	$88,695	$3,334,313	$3,423,008

The following table shows an age analysis of our recorded investment in loans at December 31, 2012:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$24,059	$4,828	$13,095	$41,982	$1,492,456	$1,534,438
Commercial real estate	9,764	3,622	15,639	29,025	486,413	515,438
One-to-four family - mixed-use property	21,012	3,368	16,554	40,934	596,419	637,353
One-to-four family - residential	3,407	2,010	13,602	19,019	179,949	198,968
Co-operative apartments	-	-	234	234	6,069	6,303
Construction loans	2,462	-	7,695	10,157	4,224	14,381
Small Business Administration	404	-	283	687	8,809	9,496
Taxi medallion	-	-	-	-	9,922	9,922
Commercial business and other	2	5	15,601	15,608	279,468	295,076
Total	$61,110	$13,833	$82,703	$157,646	$3,063,729	$3,221,375

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Charge-off's	(3,585)	(1,051)	(4,206)	(701)	(108)	(2,678)	(457)	-	(2,057)	(14,843)
Recoveries	541	324	266	272	4	-	87	-	86	1,580
Provision	2,127	(19)	4,308	509	162	3,056	323	(7)	3,476	13,935
Ending balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Ending balance: individually evaluated for impairment	$312	$164	$875	$58	$-	$17	$-	$-	$222	$1,648
Ending balance: collectively evaluated for impairment	$11,772	$4,795	$5,453	$2,021	$104	$427	$458	$-	$5,098	$30,128

Financing Receivables:
Ending balance	$1,712,039	$512,552	$595,751	$193,726	$10,137	$4,247	$7,792	$13,123	$373,641	$3,423,008
Ending balance: individually evaluated for impairment	$21,757	$19,757	$16,939	$14,390	$59	$746	$-	$-	$8,120	$81,768
Ending balance: collectively evaluated for impairment	$1,690,282	$492,795	$578,812	$179,336	$10,078	$3,501	$7,792	$13,123	$365,521	$3,341,240

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2012:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$11,267	$5,210	$5,314	$1,649	$80	$668	$987	$41	$5,128	$30,344
Charge-off's	(6,016)	(2,746)	(4,286)	(1,583)	(62)	(4,591)	(324)	-	(1,661)	(21,269)
Recoveries	144	307	358	29	-	-	87	-	104	1,029
Provision	7,606	2,934	4,574	1,904	28	3,989	(245)	(34)	244	21,000
Ending balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Ending balance: individually evaluated for impairment	$183	$359	$571	$94	$-	$38	$-	$-	$249	$1,494
Ending balance: collectively evaluated for impairment	$12,818	$5,346	$5,389	$1,905	$46	$28	$505	$7	$3,566	$29,610

Financing Receivables:
Ending balance	$1,534,438	$515,438	$637,353	$198,968	$6,303	$14,381	$9,496	$9,922	$295,076	$3,221,375
Ending balance: individually evaluated for impairment	$21,675	$23,525	$26,368	$15,702	$237	$14,232	$850	$-	$26,021	$128,610
Ending balance: collectively evaluated for impairment	$1,512,763	$491,913	$610,985	$183,266	$6,066	$149	$8,646	$9,922	$269,055	$3,092,765

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the year ended December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$18,709	$20,931	$-	$22,091	$402
Commercial real estate	16,721	17,405	-	19,846	266
One-to-four family mixed-use property	12,748	15,256	-	13,916	319
One-to-four family residential	14,026	17,527	-	14,529	125
Co-operative apartments	59	147	-	189	-
Construction	-	118	-	4,014	-
Non-mortgage loans:
Small Business Administration	-	-	-	247	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	3,225	5,527	-	5,309	268
Total loans with no related allowance recorded	65,488	76,911	-	80,141	1,380

With an allowance recorded:
Mortgage loans:
Multi-family residential	3,048	3,049	312	2,892	170
Commercial real estate	3,036	3,102	164	6,388	194
One-to-four family mixed-use property	4,191	4,221	875	4,041	228
One-to-four family residential	364	364	58	368	15
Co-operative apartments	-	-	-	-	-
Construction	746	746	17	1,929	18
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-		-	-	-
Commercial Business and other	4,895	4,894	222	4,354	239
Total loans with an allowance recorded	16,280	16,376	1,648	19,972	864

Total Impaired Loans:
Total mortgage loans	$73,648	$82,866	$1,426	$90,203	$1,737

Total non-mortgage loans	$8,120	$10,421	$222	$9,910	$507

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	$42,653	$73,342	$50	$-	$116,045

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$16,345	$22,769	$-	$-	$39,114
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	26,506	-	-	39,610
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	$53,044	$121,946	$1,324	$-	$176,314

The following table shows the activity in the allowance for loan losses for the years ended December 31:

	2013	2012	2011
	(In thousands)
Balance, beginning of year	$31,104	$30,344	$27,699
Provision for loan losses	13,935	21,000	21,500
Charge-offs	(14,843)	(21,269)	(19,450)
Recoveries	1,580	1,029	595
Balance, end of year	$31,776	$31,104	$30,344

The following are net loan charge-offs by loan type for the years ended December 31:

	2013	2012	2011
	(In thousands)
Multi-family residential	$3,044	$5,872	$6,654
Commercial real estate	727	2,439	4,988
One-to-four family ― mixed-use property	3,940	3,928	2,521
One-to-four family ― residential	429	1,554	2,163
Co-operative apartments	104	62	-
Construction	2,678	4,591	1,088
Small Business Administration	370	237	811
Commercial business and other	1,971	1,557	630

Total net loan charge-offs	$13,263	$20,240	$18,855

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

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the year ended December 31, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	21	$11,420	$(1,024)	$99
Commercial real estate	9	5,488	(703)	6
One-to-four family - mixed-use property	39	11,427	(2,791)	(52)
Construction	2	5,066	(164)	-
Commercial business and other	1	-	(21)	-

Total	72	$33,401	$(4,703)	$53

The above table does not include one performing commercial real estate loan for $2.4 million which was sold for a net gain of $0.2 million during the year ended December 31, 2013.

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

5. Other Real Estate Owned

The following table shows the activity in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the years ended December 31,
	2013	2012	2011
	(In thousands)

Balance at beginning of year	$5,278	$3,179	$1,588
Acquisitions	5,369	6,127	7,286
Reductions to carrying value	(243)	(516)	(209)
Sales	(7,419)	(3,512)	(5,486)
Balance at end of year	$2,985	$5,278	$3,179

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods presented:

	For the years ended December 31,
	2013	2012	2011
	(In thousands)

Gross gains	$443	$78	$357
Gross losses	(89)	(255)	(135)
Write-down of carrying value	(243)	(516)	(209)
Total	$111	$(693)	$13

6. Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2013 and 2012. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2013:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$100,362	$101,711	$2,316	$967
Municipals	127,967	123,423	93	4,637
Mutual funds	21,565	21,565	-	-
Other	18,160	14,935	-	3,225
Total other securities	268,054	261,634	2,409	8,829
REMIC and CMO	494,984	489,670	6,516	11,830
GNMA	38,974	40,874	2,325	425
FNMA	217,615	212,322	2,233	7,526
FHLMC	13,297	13,290	226	233
Total mortgage-backed securities	764,870	756,156	11,300	20,014
Total securities available for sale	$1,032,924	$1,017,790	$13,709	$28,843

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligations (“CMO”) that are collateralized by commercial real estate mortgages with an amortized cost and market value of $13.9 million at December 31, 2013.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$39,033	$967	$39,033	$967	$-	$-
Municipals	100,875	4,637	95,958	4,187	4,917	450
Other	6,337	3,225	-	-	6,337	3,225
Total other securities	146,245	8,829	134,991	5,154	11,254	3,675

REMIC and CMO	298,165	11,830	279,743	10,650	18,422	1,180
GNMA	9,213	425	9,213	425	-	-
FNMA	139,999	7,526	131,248	6,654	8,751	872
FHLMC	7,478	233	7,478	233	-	-
Total mortgage-backed securities	454,855	20,014	427,682	17,962	27,173	2,052
Total securities available for sale	$601,100	$28,843	$562,673	$23,116	$38,427	$5,727

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

The Company reviewed each investment that had an unrealized loss at December 31, 2013. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

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

Corporate:
The unrealized losses in Corporate securities at December 31, 2013 consist of losses on four Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Municipal Securities:
The unrealized losses in Municipal securities at December 31, 2013, consist of losses on 33 municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Other Securities:
The unrealized losses in Other Securities at December 31, 2013, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) two issuers totaling $26.7 million will prepay in the first quarter of 2014; (2) two issuers totaling $21.5 million will prepay in the second quarter of 2015; (3) senior classes will not call the debt on their portions; and (4) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security.

The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income – Net gain (loss) from fair value adjustments.

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management based on the review performed at December 31, 2013, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at December 31, 2013.

At December 31, 2013, the Company held five trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining three trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at December 31, 2013. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
(Dollars in thousands)

Single issuer	n/a	1	300	287	-	None	None	BB-
Pooled issuer	B1	16	5,617	3,200	2,196	23.4%	0.0%	C
Pooled issuer	C1	16	3,645	2,850	1,542	21.3%	1.5%	C
Total			$9,562	$6,337	$3,738

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at December 31, 2013 consist of 15 issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 17 issues from the Federal National Mortgage Association (“FNMA”) and seven issues from Government National Mortgage Association (“GNMA”).

The unrealized losses on the REMIC and CMO securities issued by FHLMC FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, a credit related OTTI charge was recorded during the year ended December 31, 2013 on four private issue CMOs of $1.4 million.  The Company recorded credit related OTTI charges totaling $0.8 million on five private issue CMOs during the year ended December 31, 2012 and $1.6 million on four private issue CMOs during the year ended December 31, 2011.

The portion of the above mentioned OTTI, recorded during the year ended December 31, 2013, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 7%-24%; (2) projected loss severity of 40%-50%; (3) assumed default rates of 6%-12% for the first 12 months, 2%-10% for the next 12 months, 2%-8% for the next six months, 2%-6% for the next six months and 2%-4% for the next 12 months and 2% thereafter; and (4) prepayment speeds of 6%-10%.

The private issue CMOs which incurred the above credit related OTTI charges were sold during the year ended December 31, 2013 for proceeds of $18.3 million realizing a loss on sale of $1.7 million.

GNMA:
The unrealized losses in GNMA securities at December 31, 2013 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at December 31, 2013.

FNMA:
The unrealized losses in FNMA securities at December 31, 2013 consist of losses on 19 securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

FHMLC:

The unrealized losses in FHMLC securities at December 31, 2013 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at December 31, 2013.

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of December 31, 2013, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Ending Credit Loss Amount

Trust preferred securities (1)	$9,262	$6,050	$3,212	$3,738

Total	$9,262	$6,050	$3,212	$3,738

(1)	The Company has recorded OTTI charges in the Consolidated Statements of Income on two pooled trust preferred securities for which a portion of the OTTI is currently recorded in AOCI.

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the periods indicated:

	For the years ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$6,178	$6,922	$7,011

Recognition of actual losses	(842)	(1,271)	(1,667)
OTTI charges due to credit loss recorded in earnings	1,419	776	1,578
Securities sold during the period	(3,017)	(249)	-
Securities where there is an intent to sell or requirement to sell	-	-	-
Ending balance	$3,738	$6,178	$6,922

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$32,424	$32,561
Due after one year through five years	30,945	32,462
Due after five years through ten years	64,075	63,367
Due after ten years	140,610	133,244

Total other securities	268,054	261,634
Mortgage-backed securities	764,870	756,156

Total securities available for sale	$1,032,924	$1,017,790

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended December 31,
	2013	2012	2011
	(In thousands)
Gross gains from the sale of securities	$5,222	$154	$-
Gross losses from the sale of securities	(2,201)	(107)	-

Net gains from the sale of securities	$3,021	$47	$-

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2012:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$31,409	$31,513	$104	$-
Corporate	83,389	87,485	4,096	-
Municipals	74,228	75,297	1,152	83
Mutual funds	21,843	21,843	-	-
Other	17,797	13,315	17	4,499
Total other securities	228,666	229,453	5,369	4,582
REMIC and CMO	453,468	474,050	23,690	3,108
GNMA	43,211	46,932	3,721	-
FNMA	168,040	175,929	7,971	82
FHLMC	22,562	23,202	640	-
Total mortgage-backed securities	687,281	720,113	36,022	3,190
Total securities available for sale	$915,947	$949,566	$41,391	$7,772

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

Municipal Securities:
The unrealized losses in Municipal securities at December 31, 2012, consisted of losses on four municipal securities. The unrealized losses were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believed would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Other Securities:
The unrealized losses in Other Securities at December 31, 2012, consisted of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities were rated below investment grade. The pooled trust preferred securities did not have collateral that was subordinate to the classes the Company owns. The Company’s management evaluated these securities using an impairment model, through an independent third party, that was applied to debt securities. In estimating OTTI losses, management considered: (1) the length of time and the extent to which the fair value had been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviewed the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

One of the pooled trust preferred securities was over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred security, as well as the single issuer trust preferred security, was performing according to their terms.  Based on these reviews, a credit related OTTI charge was not recorded on the single issuer trust preferred security or the two pooled trust preferred securities during the year ended December 31, 2012.

The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income.  This security was over 90 days past due and the Company has stopped accruing interest.

It was not anticipated at the time that the one single issuer trust preferred security and the two pooled trust preferred securities, would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms; except for the pooled trust preferred securities for which the Company had stopped accruing interest as discussed above, and, in the opinion of management based on the review performed at December 31, 2012, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believed would cause the sale of the securities. Therefore, the Company did not consider one single issuer trust preferred securities and the two pooled trust preferred securities to be other-than-temporarily impaired at December 31, 2012.

7. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2013	2012
	(In thousands)
Land	$3,551	$3,551
Building and leasehold improvements	22,464	22,128
Equipment and furniture	18,219	18,068
Total	44,234	43,747
Less: Accumulated depreciation and amortization	23,878	21,247
Bank premises and equipment, net	$20,356	$22,500

8. Deposits

Total deposits at December 31, 2013 and 2012, and the weighted average rate on deposits at December 31, 2013, are as follows:

	2013	2012	Weighted Average Rate 2013
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,120,955	$1,253,229	2.01%
Savings accounts	265,003	288,398	0.19
Money market accounts	199,907	148,618	0.21
NOW accounts	1,416,774	1,136,599	0.50
Total interest-bearing deposits	3,002,639	2,826,844
Non-interest bearing demand deposits	197,343	155,789
Total due to depositors	3,199,982	2,982,633
Mortgagors' escrow deposits	32,798	32,560	0.08
Total deposits	$3,232,780	$3,015,193

The aggregate amount of time deposits with denominations of $100,000 or more (excluding brokered deposits issued in $1,000.00 amounts under a master certificate of deposit) was $335.4 million and $393.7 million at December 31, 2013 and 2012, respectively. The aggregate amount of brokered deposits was $517.4 million and $522.1 million at December 31, 2013 and 2012, respectively.

Deposits obtained from the governmental division are collateralized by securities or letters of credit issued by FHLB-NY.  The letters of credit are collateralized by mortgage loans pledged by the Bank.

At December 31, 2013, there were $407.4 million in securities and $517.8 million of letters of credit pledged as collateral for $867.1 million in government deposits. At December 31, 2012, there were $439.5 million in securities and $414.6 million of letters of credit pledged as collateral for $697.0 million in government deposits.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Certificate of deposit accounts	$24,414	$32,983	$38,372
Savings accounts	515	689	2,091
Money market accounts	294	399	1,309
NOW accounts	6,777	6,275	6,610
Total due to depositors	32,000	40,346	48,382
Mortgagors' escrow deposits	37	36	49
Total interest expense on deposits	$32,037	$40,382	$48,431

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2013	2012
	(In thousands)
Within 12 months	$459,016	$410,054
More than 12 months to 24 months	318,215	418,956
More than 24 months to 36 months	158,050	248,590
More than 36 months to 48 months	51,508	111,054
More than 48 months to 60 months	108,489	33,046
More than 60 months	25,677	31,529
Total certificate of deposit accounts	$1,120,955	$1,253,229

9. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Repurchase agreements - fixed rate:
Due in 2013	-	-%	30,000	2.92%
Due in 2014	9,300	1.27	9,300	1.27
Due in 2016	68,000	3.27	88,000	3.42
Due in 2017	38,000	4.16	58,000	4.19
Due in 2020	40,000	3.45	-	-
Total repurchase agreements - fixed rate	155,300	3.41	185,300	3.47

FHLB-NY advances - fixed rate:
Due in 2013	-	-	142,000	0.40
Due in 2014	89,500	0.63	129,911	2.07
Due in 2015	166,732	1.21	166,349	1.21
Due in 2016	331,062	1.20	158,636	1.53
Due in 2017	174,160	2.79	142,287	3.24
Due in 2018	65,798	1.24	-	-
Total FHLB-NY advances - fixed rate	827,252	1.48	739,183	1.66

Junior subordinated debentures - adjustable rate
Due in 2037	29,570	5.67	23,922	6.92

Total borrowings	$1,012,122	1.90%	$948,405	2.15%

Borrowings which have call provisions are summarized as follows at December 31, 2013:

	Amount	Rate	Maturity Date	Call Date
	(Dollars in thousands)
FHLB-NY advances - fixed rate	$20,000	4.43	10/10/2017	1/9/2014
FHLB-NY advances - fixed rate	30,000	4.60	10/10/2017	1/9/2014
FHLB-NY advances - fixed rate	10,000	4.13	9/18/2017	3/17/2014
FHLB-NY advances - fixed rate	10,000	4.32	9/18/2017	3/17/2014
FHLB-NY advances - fixed rate	10,000	4.15	9/18/2017	3/18/2014
Repurchase agreements - fixed rate	20,000	3.76	8/1/2020	2/1/2016
Repurchase agreements - fixed rate	18,000	4.28	10/18/2017	1/21/2014
Repurchase agreements - fixed rate	10,000	4.89	7/28/2016	1/28/2014
Repurchase agreements - fixed rate	20,000	5.02	7/28/2016	1/28/2014
Repurchase agreements - fixed rate	20,000	4.05	9/19/2017	3/19/2014
Repurchase agreements - fixed rate	18,000	1.60	4/19/2016	4/21/2014
Repurchase agreements - fixed rate	20,000	2.20	7/12/2016	7/14/2014
Repurchase agreements - fixed rate	10,000	3.08	8/1/2020	2/1/2016
Repurchase agreements - fixed rate	10,000	3.19	2/1/2020	2/1/2016

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

	2013	2012
	(Dollars in thousands)
Book value of collateral	$199,447	$228,620
Estimated fair value of collateral	199,447	228,620
Average balance of outstanding agreements during the year	172,944	185,300
Maximum balance of outstanding agreements at a month end during the year	185,300	185,300
Average interest rate of outstanding agreements during the year	3.42%	3.62%

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

10. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. The Company remains subject to examination for its Federal and New York State income tax returns for the years ending on or after December 31, 2010 and for its New York City income tax returns for years ending on or after December 31, 2011. During the three years ended December 31, 2013, the Company did not recognize any material amounts of interest or penalties on income taxes.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income,” “alternative entire net income,” “taxable assets” or a minimum tax.  For the years ended December 31, 2013, 2012 and 2011, the Company’s state and city tax were based on “entire net income.”

Income tax provisions are summarized as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Federal:
Current	$17,808	$17,330	$17,314
Deferred	(464)	(590)	435
Total federal tax provision	17,344	16,740	17,749
State and Local:
Current	5,828	5,321	5,470
Deferred	(216)	(214)	250
Total state and local tax provision	5,612	5,107	5,720
Total income tax provision	$22,956	$21,847	$23,469

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 37.8%, 38.9% and 39.9% for the years ended December 31, 2013, 2012 and 2011, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2013		2012		2011
	(Dollars in thousands)
Taxes at federal statutory rate	$21,248	35.0%	$19,662	35.0%	$20,586	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	3,648	6.0	3,320	5.9	3,718	6.3
Other	(1,940)	(3.2)	(1,135)	(2.0)	(835)	(1.4)
Taxes at effective rate	$22,956	37.8%	$21,847	38.9%	$23,469	39.9%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Income from operations	$22,956	$21,847	$23,469
Equity:
Change in fair value of securities available for sale	(21,309)	5,577	8,398
Current year actuarial gains (losses) of postretirement plans	2,527	(340)	(1,932)
Amortization of net actuarial losses and prior service credits	521	436	223
Compensation expense for tax purposes in (excess) or less than that recognized for financial reporting purposes	(443)	303	(292)
Total income taxes	$4,252	$27,823	$29,866

The components of the net deferred tax assets (liabilities) are as follows at December 31:

	2013	2012
	(In thousands)
Deferred tax asset:
Postretirement benefits	$4,880	$4,114
Allowance for loan losses	13,895	13,592
Stock based compensation	2,322	2,373
Depreciation	1,400	1,212
Unrealized loss on securities available for sale	6,612	-
Fair value adjustment on financial assets carried at fair value	2,470	3,152
Other-than-temporary impairment charges	1,584	2,700
Adjustment required to recognize funded status of postretirement pension plans	2,218	5,266
Other	2,336	1,991
Deferred tax asset	37,717	34,400

Deferred tax liability:
Core deposit intangibles	-	205
Valuation differences resulting from acquired assets and liabilities	2,805	2,849
Fair value adjustment on financial liabilities carried at fair value	14,910	15,781
Unrealized gains on securities available for sale	-	14,697
Other	1,898	1,705
Deferred tax liability	19,613	35,237

Net deferred tax (liability) asset included in other (liabilities) assets	$18,104	$(837)

The Company has recorded a deferred tax asset of $37.7 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $19.6 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized.  Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2013 and 2012.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2013, the Company did not recognize any material amounts of interest or penalties on income taxes.

11. Stock Based Compensation

For the years ended December 31, 2013, 2012 and 2011 the Company’s net income, as reported, includes $3.4 million, $3.3 million and $2.7 million, respectively, of stock-based compensation costs and $1.3 million, $1.3 million and $1.1 million, respectively, of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were no stock options granted for the years ended December 31, 2013, 2012 and 2011. There were 246,045, 230,675 and 214,095 restricted stock units granted for the years ended December 31, 2013, 2012 and 2011, respectively.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares available for use for full value awards. As of December 31, 2013, there are 374,658 shares available for full value awards and 56,920 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company maintains separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the year ended December 31, 2013:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2012	318,051	$13.35
Granted	246,045	15.30
Vested	(187,875)	14.42
Forfeited	(29,637)	14.25
Non-vested at December 31, 2013	346,584	$14.08

Vested but unissued at December 31, 2013	215,439	$14.18

As of December 31, 2013, there was $3.5 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.  The total fair value of awards vested for the years ended December 31, 2013, 2012 and 2011 were $2.9 million, $3.3 million and $1.8 million, respectively.  The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the year ended December 31, 2013:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000) *

Outstanding at December 31, 2012	770,355	$15.92
Granted	-	-
Exercised	(463,245)	15.86
Forfeited	(480)	15.27
Outstanding at December 31, 2013	306,630	$16.02	3.1	$1,436
Exercisable shares at December 31, 2013	284,390	$16.61	3.0	$1,164
Vested but unexercisable shares at December 31, 2013	8,160	$8.44	5.1	$100

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of December 31, 2013, there was $1,000 of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.1 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2013, 2012 and 2011 are provided in the following table:

(In thousands, except grant date fair value)	2013	2012	2011
Proceeds from stock options exercised	$533	$885	$2,040
Fair value of shares received upon exercise of stock options	6,814	905	54
Tax benefit related to stock options exercised	151	56	184
Intrinsic value of stock options exercised	1,228	256	427

Weighted average fair value on grant date	n/a	n/a	n/a

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2013:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2012	50,067	$15.34
Granted	9,832	15.93
Forfeited	(46)	19.90
Distributions	(530)	16.47
Outstanding at December 31, 2013	59,323	$20.70
Vested at December 31, 2013	59,200	$20.70

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $343,000, $155,000 and $(34,000) for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of distributions from the phantom stock plan were $9,000, $12,000 and $3,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive income, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial loss (gain)			Prior Service cost (credit)			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In thousands)
Employee Retirement Plan	$5,899	$11,843	$12,223	$-	$-	$-	$5,899	$11,843	$12,223
Other Postretirement Benefit Plans	205	1,199	1,028	(708)	(794)	(879)	(503)	405	149
Outside Directors Plan	(496)	(409)	(394)	171	210	250	(325)	(199)	(144)
Total	$5,608	$12,633	$12,857	$(537)	$(584)	$(629)	$5,071	$12,049	$12,228

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2013 are as follows:

	Net Actuarial loss (gain)	Prior Service cost (credit)	Total
	(In thousands)
Employee Retirement Plan	$759	$-	$759
Other Postretirement Benefit Plans	-	(85)	(85)
Outside Directors Plan	(60)	40	(20)
	$699	$(45)	$654

Employee Retirement Plan:
The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company contributed $0.8 million, $0.7 million and $2.7 million to the Retirement Plan during the years ended December 31, 2013, 2012 and 2011, respectively. The Company used a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2013	2012
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22,531	$21,101
Service cost	-	-
Interest cost	827	879
Actuarial (gains) loss	(2,485)	1,428
Benefits paid	(1,133)	(877)
Projected benefit obligation at end of year	19,740	22,531

Change in plan assets:
Market value of assets at beginning of year	17,300	15,421
Actual return on plan assets	3,498	2,033
Employer contributions	831	723
Benefits paid	(1,133)	(877)
Market value of plan assets at end of year	20,496	17,300

Accrued pension prepaid (liability) included in other assets (liabilities)	$756	$(5,231)

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2013	2012
Weighted average discount rate	4.60%	3.75%
Rate of increase in future compensation levels	n/a	n/a
Expected long-term rate of return on assets	7.50%	7.50%

The accumulated benefit obligation for the Retirement Plan was $19.7 million and $22.5 million at December 31, 2013 and 2012, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Service cost	$-	$-	$-
Interest cost	827	879	919
Amortization of unrecognized loss	1,222	1,032	639
Expected return on plan assets	(1,261)	(1,257)	(1,164)
Net pension expense (benefit)	788	654	394

Current year actuarial (gain) loss	(4,722)	652	3,714
Amortization of actuarial loss	(1,222)	(1,032)	(639)
Total recognized in other comprehensive income	(5,944)	(380)	3,075
Total recognized in net pension cost (benefit) and other comprehensive income	$(5,156)	$274	$3,469

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31 were:

	2013	2012	2011
Weighted average discount rate	3.75%	4.25%	5.25%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	7.50%	7.50%	8.00%

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2014	$1,030
2015	1,094
2016	1,130
2017	1,141
2018	1,134
2019 – 2023	6,060

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 8-10% and 3-5%, respectively. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of approximately 8%.

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2013	2012
Equity securities	69%	64%
Debt securities	31%	36%

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

The Bank does not expect to make a contribution to the Retirement Plan in 2014.

Pooled Separate Accounts – (Level 2) Valued as determined by the investment manager and is based on the value of the underlying assets held at December 31, 2013 and 2012.

The following table sets forth the employee pension plan’s assets that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2013:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Pooled Separate Accounts
U.S. large-cap growth (a)	$4,609	$-	$4,609	$-
U.S. large-cap value (b)	4,625	-	4,625	-
U.S. small-cap blend (c)	2,536	-	2,536	-
International blend (d)	2,336	-	2,336	-
Bond fund (e)	5,993	-	5,993	-
Prudential short term (f)	397	-	397	-
Total	$20,496	$-	$20,496	$-

a.	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
b.	Comprised of large-cap stocks seeking to outperform the Russell 1000® Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
c.
Comprised of stocks with market capitalization of between $100 million and the market capitalization of the largest stock in the Russell 2000 index at the time of purchase.  The portfolio will typically hold between 40 and 100 stocks.

d.	Comprised of non-U.S. domiciled stocks. The portfolio will typically hold between 80 and 90 stocks.
e.	Comprised of a portfolio of fixed income securities including U.S agency mortgage-backed securities and investment grade bonds.
f.	Comprised of money market instruments with an emphasis on safety and liquidity.

The following table sets forth the employee pension plan’s assets that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2012:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Pooled Separate Accounts
U.S. large-cap growth (a)	$3,406	$-	$3,406	$-
U.S. large-cap value (b)	3,912	-	3,912	-
U.S. small-cap blend (c)	1,980	-	1,980	-
International blend (d)	1,837	-	1,837	-
Bond fund (e)	5,820	-	5,820	-
Prudential short term (f)	345	-	345	-
Total	$17,300	$-	$17,300	$-

a.	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
b.	Comprised of large-cap stocks seeking to outperform the Russell 1000® Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
c.
Comprised of stocks with market capitalization of between $100 million and the market capitalization of the largest stock in the Russell 2000 index at the time of purchase.  The portfolio will typically hold between 40 and 100 stocks.

d.	Comprised of non-U.S. domiciled stocks. The portfolio will typically hold between 80 and 90 stocks.
e.	Comprised of a portfolio of fixed income securities including U.S agency mortgage-backed securities and investment grade bonds.
f.	Comprised of money market instruments with an emphasis on safety and liquidity.

Other Postretirement Benefit Plans:
The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees who were full-time permanent employees with at least five years of service, and their spouses. Effective January 1, 2012, the Postretirement Plans are no longer available for new hires. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees were required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits are not available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2013, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2013	2012
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,927	$5,166
Service cost	449	400
Interest cost	219	217
Actuarial loss (gain)	(943)	211
Benefits paid	(66)	(67)
Projected benefit obligation at end of year	5,586	5,927

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	66	67
Benefits paid	(66)	(67)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(5,586)	$(5,927)

The accumulated benefit obligation for the Postretirement Plans was $5.6 million and $5.9 million at December 31, 2013 and 2012, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2013	2012
Rate of return on plan assets	n/a	n/a
Discount rate	4.60%	3.75%
Rate of increase in health care costs
Initial	9.00%	10.00%
Ultimate (year 2018)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2013	2012	2011
	(In thousands)
Service cost	$449	$400	$313
Interest cost	219	217	207
Amortization of unrecognized loss	50	40	-
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	633	572	435

Current year actuarial (gain) loss	(943)	211	686
Amortization of actuarial gain	(50)	(40)	-
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	(908)	256	771
Total recognized in net postretirement expense and other comprehensive income	$(275)	$828	$1,206

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31 were:

	2013	2012	2011
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	3.75%	4.25%	5.75%
Rate of increase in health care costs
Initial	10.00%	10.50%	11.50%
Ultimate (year 2018)	5.00%	5.50%	5.50%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$906	$(711)
Effect on total service and interest cost	132	(102)

The Company expects to pay benefits of $158,000 under its Postretirement Plans in 2014.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid

For the years ending December 31:	Future Benefit Payments
(In thousands)
2014	$158
2015	184
2016	206
2017	228
2018	248
2019 - 2023	1,428

Defined Contribution Plans:
The Company maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made.  Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans also 100% vest upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $2.9 million, $2.4 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least Senior Vice President and have at least one year of service. However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the plan.  In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. They also become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011.

Employee Benefit Trust:
An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Savings Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7.9 million from the Company and used $7,000 of cash received from the Savings Bank to purchase 2,328,750 shares of the common stock of the Company. The loan was repaid from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT. During the year ended December 31, 2010, the loan was fully repaid.  Dividend payments received subsequent to the loan being repaid are used to purchase additional shares of common stock. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2013, 2012 and 2011, the Company funded $2.3 million, $2.1 million and $2.0 million, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.

Upon a change of control (as defined in the EBT), the EBT will terminate and any trust assets remaining after certain benefit plan contributions will be distributed to all full-time employees of the Company with at least one year of service, in proportion to their compensation over the four most recently completed calendar years plus the portion of the current year prior to the termination of the EBT.

As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2013	2012

Shares owned by Employee Benefit Trust, beginning balance	1,028,565	1,147,332
Shares purchased	29,168	39,155
Shares released and allocated	(143,941)	(157,922)
Shares owned by Employee Benefit Trust, ending balance	913,792	1,028,565

Market value of unallocated shares.	$18,915,494	$15,778,187

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

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2013	2012
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,706	$2,647
Service cost	82	80
Interest cost	98	110
Actuarial gain	(122)	(44)
Benefits paid	(98)	(87)
Projected benefit obligation at end of year	2,666	2,706

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	98	87
Benefits paid	(98)	(87)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,666)	$(2,706)

The accumulated benefit obligation for the Directors’ Plan was $2.7 million at December 31, 2013 and 2012.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Service cost	$82	$80	$70
Interest cost	98	110	124
Amortization of unrecognized gain	(36)	(29)	(54)
Amortization of past service liability	123	40	40
Net pension expense	267	201	180

Current actuarial loss (gain)	(122)	(44)	67
Amortization of actuarial gain	36	29	54
Amortization of prior service cost	(40)	(40)	(40)
Total recognized in other comprehensive income	(126)	(55)	81
Total recognized in net pension expense and other comprehensive income	$141	$146	$261

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31 were:

	2013	2012	2011
Weighted average discount rate for the benefit obligation	4.60%	3.75%	4.25%
Weighted average discount rate for periodic pension benefit expense	3.75%	4.25%	5.25%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2014	$260
2015	288
2016	288
2017	288
2018	272
2019 – 2023	1,312

The Bank expects to make payments of $260,000 under its Directors’ Plan in 2014.

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Savings Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. Subsequent to the Merger, the Bank assumed the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2013, the Bank’s liquidation account was $1.2 million, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2013, the Bank had $50.8 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:

The Holding Company repurchased 836,092 common shares at an average cost of $15.73 during the year ended December 31, 2013. The Holding Company repurchased 352,000 common shares at an average cost of $14.26 during the year ended December 31, 2012.  At December 31, 2013, 549,870 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive loss at December 31, 2013 and 2012 and the changes during the year ended December 31, 2013 are as follows:

	December 31, 2013	Other Comprehensive Income	December 31, 2012
	(In thousands)
Net unrealized (loss) gain on securities available for sale	$(8,522)	$(27,443)	$18,921
Net actuarial loss on pension plans and other postretirement benefits	(3,151)	3,957	(7,108)
Prior service credit on pension plans and other postretirement benefits	298	(26)	324
Accumulated other comprehensive (loss) income	$(11,375)	$(23,512)	$12,137

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available
for sale securities:	$3,021		Net gain on sale of securities
	(1,321)		Tax expense
	$1,700		Net of tax

OTTI charges	$(1,419)		OTTI charge
	621		Tax benefit
	$(798)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(1,237)	(1)	Other expense
Prior service credits	46	(1)	Other expense
	(1,191)		Total before tax
	521		Tax benefit
	$(670)		Net of tax

(1)      These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

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

14. Regulatory Capital

Under current capital regulations, the Bank is required to comply with three separate capital adequacy standards. As of December 31, 2013, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2013		December 31, 2012
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$447,305	9.48%	$425,149	9.62%
Requirement to be well capitalized	235,992	5.00	220,980	5.00
Excess	211,313	4.48	204,169	4.62

Tier I risk-based capital:
Capital level	$447,305	14.59%	$425,149	14.38%
Requirement to be well capitalized	183,944	6.00	177,401	6.00
Excess	263,361	8.59	247,748	8.38

Total risk-based capital:
Capital level	$479,081	15.63%	$456,252	15.43%
Requirement to be well capitalized	306,573	10.00	295,668	10.00
Excess	172,508	5.63	160,584	5.43

As a result of its conversion to a bank holding company on February 28, 2013, the Holding Company became subject to the same regulatory capital requirements as the Bank. As of December 31, 2013, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2013
	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital: (1)
Capital level	$456,772	9.70%
Requirement to be well capitalized	235,547	5.00
Excess	221,225	4.70

Tier I risk-based capital: (1)
Capital level	$456,772	14.93%
Requirement to be well capitalized	183,579	6.00
Excess	273,193	8.93

Total risk-based capital: (1)
Capital level	$488,548	15.97%
Requirement to be well capitalized	305,966	10.00
Excess	182,582	5.97

(1) If the Holding Company had been subject to regulatory capital requirements at December 31, 2012, its tangible, leverage and core, and risk-based capital ratios would have been 10.06%, 14.89%, and 15.95%, respectively, and it would have been categorized “well-capitalized” under regulatory guidelines at December 31, 2012.

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $36.9 million and $153.9 million, respectively, at December 31, 2013. Included in these commitments were $29.4 million of fixed-rate commitments at a weighted average rate of 4.16%, and $161.4 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2013, of 3.63%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY.  At December 31, 2013, there were $517.8 million of letters of credit outstanding.   The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Trusts issued capital securities with a par value of $61.9 million in June and July 2007. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2014	$3,717
2015	3,268
2016	3,193
2017	3,043
2018	3,047
Thereafter	13,618
Total minimum payments required	$29,886

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2013, 2012 and 2011 was approximately $3.7 million, $3.7 million and $3.8 million, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

16. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2013, the largest amount the Bank could lend to one borrower was approximately $67.1 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $59.2 million, all of which were performing according to their terms.

17. Related Party Transactions

At December 31, 2013, two loans totaling $0.2 million were outstanding to an immediate family member of a director and a executive officer of the Company. These loans were made in the ordinary course of business and were fully approved in accordance with all of the Company’s credit underwriting standards and were made at market rates of interest and other normal terms but with reduced origination fees. No such loans were made during 2013. The Company believes that such loans do not involve more than the normal risk of collectability or present other unfavorable features.

One director is a partner in a law firm which represents the Company in connection with closings of residential and certain commercial real estate loans, the fees of which are paid by borrowers. The borrowers paid an aggregate of $1.3 million to the firm in this regard during 2013. In addition, the firm handles certain legal matters in connection with loans (as well as any other general legal matters), the fees for which are paid by the Company. The Company paid an aggregate of $5,125 to the firm in this regard in 2013.

One director serves as Chief Equity Strategist of Shay Assets Management, Inc. and is a co-manager of the AMF Large Cap Equity Fund, which is managed by Shay Assets Management. The Company maintains investments in two funds managed by Shay Assets Management with a total market value of $6.0 million at December 31, 2013. The Company’s investment in these funds pre-dates the director’s service as a director. The portion of the management fees paid to Shay Assets Management by these funds that are attributable to investments of the Company totaled approximately $30,739 in 2013. The director receives no remuneration from the funds. In addition, from time to time the Company executes trades using the brokerage services of Shay Assets Management.

18. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2013, the Company carried financial assets and financial liabilities under the fair value option with fair values of $37.3 million and $29.6 million, respectively. At December 31, 2012, the Company carried financial assets and financial liabilities under the fair value option with fair values of $54.5 million and $23.9 million, respectively. During the years ended December 31, 2013 and 2012, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2013 and 2012, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, for the years ended December 31, 2013, 2012 and 2011:

			Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Measurements at December 31, 2013	Fair Value Measurements at December 31, 2012	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
(Dollars in thousands)
Mortgage-backed securities	$7,119	$24,911	$(725)	$(539)	$(665)
Other securities	30,163	29,577	241	796	(1,138)
Borrowed funds	29,570	23,922	(5,651)	2,062	5,916
Net gain (loss) from fair value adjustments (1) (2)			$(6,135)	$2,319	$4,113

    (1)   The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $18,000, $0.3 million and $2.2 million from the change in the fair value of interest rate caps recorded during the years ended December 31, 2013, 2012 and 2011, respectively.

    (2)   The net gain (loss) from fair value adjustments presented in the above table does not include a net gain of $3.6 million and a net loss of $1.9 million from the change in the fair value of interest rate swaps recorded during the years ended December 31, 2013 and 2012, respectively.

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. The Company reports as interest income or interest expense in the Consolidated Statement of Income, the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds have a contractual principal amount of $61.9 million at both December 31, 2013 and 2012. The fair value of borrowed funds includes accrued interest payable of $0.1 million at December 31, 2013 and 2012.

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

Disclosure of fair value does not require fair value information for items that do not meet the definition of a financial instrument or certain other financial instruments specifically excluded from its requirements. These items include core deposit intangibles and other customer relationships, premises and equipment, leases, income taxes and equity.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at December 31, 2013 and 2012.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2013 and 2012, Level 2 included mortgage related securities, corporate debt and interest rate caps/swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2013 and 2012, Level 3 included REMIC and CMO securities, municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Uno Significant Other bservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$756,156	$696,638	$-	$23,475	$756,156	$720,113
Other securities	-	-	237,476	213,374	24,158	16,079	261,634	229,453
Interest rate caps	-	-	-	19	-	-	-	19
Interest rate swaps	-	-	2,081	3	-	-	2,081	3
Total assets	$-	$-	$995,713	$910,034	$24,158	$39,554	$1,019,871	$949,588

Liabilities:
Borrowings	$-	$-	$-	$-	$29,570	$23,922	$29,570	$23,922
Interest rate swaps	-	-	-	1,922	-	-	-	1,922
Total liabilities	$-	$-	$-	$1,922	$29,570	$23,922	$29,570	$25,844

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the year ended December 31, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$23,475	$9,429	$6,650	$23,922
Transfer into Level 3	-	-	6,126	-
Principal repayments	(5,036)	(206)	-	-
Sales	(19,973)	-	-	-
Net gain from fair value adjustment of financial assets	-	-	884	-
Net loss from fair value adjustment of financial liabilities	-	-	-	5,651
Decrease in accrued interest payable	-	-	-	(3)
Other-than-temporary impairment charge	(1,419)	-	-	-
Change in unrealized gains (losses) included in other comprehensive income	2,953	-	1,275	-
Ending balance	$-	$9,223	$14,935	$29,570

Changes in unrealized held at period end	$-	$-	$1,275	$-

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the year ended December 31, 2012
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$-	$-	$5,632	$26,311
Transfer into Level 3	23,475	9,429	-	-
Net gain (loss) from fair value adjustmentof financial assets	-	-	233	-
Net gain from fair value adjustment of financial liabilities	-	-	-	(2,062)
Decrease in accrued interest receivable	-	-	(10)	-
Decrease in accrued interest payable	-	-	-	(327)
Change in unrealized gains(losses) included in other comprehensive income	-	-	795	-
Ending balance	$23,475	$9,429	$6,650	$23,922

During the years ended December 31, 2013 and 2012, there were no transfers between Levels 1 and 2.

During the year ended December 31, 2013, transfers from Level 2 to Level 3 included one private issue trust preferred security for $6.1 million. This security was transferred due to illiquidity and reduced price transparency.  During the year ended December 31, 2012, transfers from Level 2 to Level 3 included two municipal securities totaling $9.4 million and five private issue CMOs totaling $23.5 million. The transfer in municipal securities and private issue CMOs was due to illiquidity and reduced price transparency.

During the years ended December 31, 2013 and 2012, there were no transfers from Level 3 to Level 2.

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of December 31, 2013:

December 31, 2013	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Municipals	$9,223	Discounted cash flows	Discount rate	0.3%	-	4.0%	(3.6%)

			Discount rate	7.0%	-	15.5%	(9.8%)
			Prepayment assumptions	0%	-	42.6%	(30.4%)
Trust Preferred Securities	$14,935	Discounted cash flows	Defaults	0%	-	16.9%	(15.0%)

Liabilities:

Junior subordinated debentures	$29,570	Discounted cash flows	Discount rate		7.0%		(7.0%)

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2013	2012	2013	2012	2013	2012	2013	2012

Assets:
Loans held for sale	$-	$-	$-	$-	$425	$5,313	$425	$5,313
Impaired loans	-	-	-	-	23,544	49,703	23,544	49,703
Other real estate owned	-	-	-	-	2,985	5,278	2,985	5,278

Total assets	$-	$-	$-	$-	$26,954	$60,294	$26,954	$60,294

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of December 31, 2013:

December 31, 2013	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Loans held for sale	$425	Fair value of collateral	Loss severity discount		33.9%		(33.9%)
Impaired loans	$23,544	Fair value of collateral	Loss severity discount	0.5%	-	89.5%	(33.2%)
Other real estate owned	$2,985	Fair value of collateral	Loss severity discount	0.0%	-	42.1%	(5.6%)

The Company carries its Loans held for sale and OREO at the expected sales price less selling costs.

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2013 and 2012.

The estimated fair value of each material class of financial instruments at December 31, 2013 and 2012 and the related methods and assumptions used to estimate fair value are as follows:

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

At December 31, 2013 and 2012, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at December 31, 2013:

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Cash and due from banks	$33,485	$33,485	$33,485	$-	$-
Mortgage-backed Securities	756,156	756,156	-	756,156	-
Other securities	261,634	261,634	-	237,476	24,158
Loans held for sale	425	425	-	-	425
Loans	3,434,178	3,502,792	-	-	3,502,792
FHLB-NY stock	46,025	46,025	-	46,025	-
Interest rate caps	-	-	-	-	-
Interest rate swaps	2,081	2,081	-	2,081	-
OREO	2,985	2,985	-	-	2,985
Total assets	$4,536,969	$4,605,583	$33,485	$1,041,738	$3,530,360

Liabilities:
Deposits	$3,232,780	$3,253,261	$2,111,825	$1,141,436	$-
Borrowings	1,012,122	1,034,799	-	1,005,229	29,570
Total liabilities	$4,244,902	$4,288,060	$2,111,825	$2,146,665	$29,570

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at December 31, 2012:

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Cash and due from banks	$40,425	$40,425	$40,425	$-	$-
Mortgage-backed Securities	720,113	720,113	-	696,638	23,475
Other securities	229,453	229,453	-	213,374	16,079
Loans held for sale	5,313	5,313	-	-	5,313
Loans	3,234,121	3,416,313	-	-	3,416,313
FHLB-NY stock	42,337	42,337	-	42,337	-
Interest rate caps	19	19	-	19	-
Interest rate swaps	3	3	-	3	-
OREO	5,278	5,278	-	-	5,278
Total assets	$4,277,062	$4,459,254	$40,425	$952,371	$3,466,458

Liabilities:
Deposits	$3,015,193	$3,057,152	$1,761,964	$1,295,188	$-
Borrowings	948,405	992,069	-	968,147	23,922
Interest rate swaps	1,922	1,922	-	1,922	-
Total liabilities	$3,965,520	$4,051,143	$1,761,964	$2,265,257	$23,922

19. Derivative Financial Instruments

At December 31, 2013 and 2012, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At December 31, 2013, derivatives with a combined notional amount of $118.0 million are not designated as hedges and derivatives with a combined notional amount of $11.2 million are designated as fair value hedges. At December 31, 2012, derivatives with a combined notional amount of $118.0 million were not designated as hedges and a derivative with a notional amount of $4.3 million was designated as fair value hedge. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.  The portion of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2013:

	At or for the year ended December 31, 2013
	Notional Amount	Purchase Price	Net Carrying Value (1)
	(In thousands)
Interest rate caps (non-hedge)	$100,000	$9,035	$-
Interest rate swaps (non-hedge)	18,000	-	1,681
Interest rate swaps (hedge)	11,217	-	400
Total derivatives	$129,217	$9,035	$2,081

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2012:

	At or for the year ended December 31, 2012
	Notional Amount	Purchase Price	Net Carrying Value (1)
	(In thousands)
Interest rate caps (non-hedge)	$100,000	$9,035	$19
Interest rate swaps (non-hedge)	18,000	-	(1,922)
Interest rate swaps (hedge)	4,300	-	3
Total derivatives	$122,300	$9,035	$(1,900)

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition. There were no unrealized losses on derivative financial instruments at December 31, 2013.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the year ended December 31,
(In thousands)	2013	2012	2011
Financial Derivatives:
Interest rate caps	$(18)	$(337)	$(2,153)
Interest rate swaps	3,632	(1,927)	-
Net gain (loss) (1)	$3,614	$(2,264)	$(2,153)

(1)	Net gains (losses) are recorded as “Net gain (losses) from fair value adjustments” in the Consolidated Statements of Income.

20. New Authoritative Accounting Pronouncements

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is did not have a material effect on the Company’s consolidated results of operation or financial condition. (See Note 13 of Notes to Consolidated Financial Statements “Stockholders’ Equity”.)

 In January 2014, the FASB issued ASU 2014-04 to clarify that when an in substance repossession or  foreclosure occurs,  a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014- 04 is effective for annual reporting periods beginning after December 15, 2014.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

21. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2013 and 2012 is presented below:

	2013				2012
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$50,294	$49,851	$50,295	$50,086	$51,722	$53,193	$54,384	$54,415
Interest expense	13,058	12,866	12,999	15,940	14,498	15,610	16,097	17,070
Net interest income	37,236	36,985	37,296	34,146	37,224	37,583	38,287	37,345
Provision for loan losses	1,000	3,435	3,500	6,000	5,000	5,000	5,000	6,000
Other operating income	1,064	945	2,199	5,348	2,566	3,513	1,108	1,878
Other operating expense	18,894	19,050	20,213	22,419	19,808	20,743	20,239	21,536
Income before income
tax expense	18,406	15,445	15,782	11,075	14,982	15,353	14,156	11,687
Income tax expense	6,458	6,024	6,155	4,319	5,782	5,988	5,519	4,558
Net income	$11,948	$9,421	$9,627	$6,756	$9,200	$9,365	$8,637	$7,129

Basic earnings per common share	$0.40	$0.32	$0.32	$0.22	$0.30	$0.31	$0.28	$0.23
Diluted earnings per common share	$0.40	$0.32	$0.32	$0.22	$0.30	$0.31	$0.28	$0.23
Dividends per common share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

Average common shares outstanding for:
Basic earnings per share	29,762	29,773	30,213	30,449	30,310	30,432	30,472	30,396
Diluted earnings per share	29,802	29,805	30,235	30,481	30,340	30,462	30,492	30,420

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

Condensed Statements of Financial Condition	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Assets:
Cash and due from banks	$16,525	$21,041
Securities available for sale:
Other securities ($2,562 and $2,359 at fair value pursuant to the fair value option at December 31, 2013 and 2012, respectively)	2,849	3,165
Interest receivable	4	13
Investment in subsidiaries	449,580	451,190
Goodwill	2,185	2,185
Other assets	4,354	4,418
Total assets	$475,497	$482,012

Liabilities:
Borrowings (at fair value pursuant to the fair value option at December 31, 2013 and 2012)	$29,570	$23,923
Other liabilities	13,395	15,724
Total liabilities	42,965	39,647

Stockholders' Equity:
Preferred stock	-	-
Common stock	315	315
Additional paid-in capital	201,902	198,314
Treasury stock, at average cost (1,407,343 shares and 787,266 at December 31, 2013 and 2012, respectively)	(22,053)	(10,257)
Retained earnings	263,743	241,856
Accumulated other comprehensive income, net of taxes	(11,375)	12,137
Total equity	432,532	442,365
Total liabilities and equity	$475,497	$482,012

	For the years ended December 31,
Condensed Statements of Income	2013	2012	2011
	(In thousands)
Dividends from the Bank	$20,000	$20,000	$20,000
Interest income	590	694	753
Interest expense	(1,066)	(2,957)	(4,325)
Gain on sale of securities	17	-	-
Net (loss) gain from fair value adjustments	(5,475)	1,991	5,725
Other operating expenses	(621)	(730)	(746)
Income before taxes and equity in undistributed earnings of subsidiary	13,445	18,998	21,407
Income tax (expense) benefit	2,857	498	(585)
Income before equity in undistributed earnings of subsidiary	16,302	19,496	20,822
Equity in undistributed earnings of the Bank	21,450	14,835	14,526
Net income	$37,752	$34,331	$35,348

	For the years ended December 31,
Condensed Statements of Cash Flows	2013	2012	2011
	(In thousands)
Operating activities:
Net income	$37,752	$34,331	$35,348
Adjustments to reconcile net income to net cash providedby operating activities:
Equity in undistributed earnings of the Bank	(21,450)	(14,835)	(14,526)
Net gain on sale of securities	(17)	-	-
Deferred income tax provision	(2,348)	858	3,003
Fair value adjustments for financial assets and financial liabilities	5,475	(1,991)	(5,725)
Stock based compensation expense	3,068	3,105	2,720
Net change in operating assets and liabilities	1,746	1,287	1,541
Net cash provided by operating activities	24,226	22,755	22,361

Investing activities:
Purchases of securities available for sale	(23)	(29)	(37)
Proceeds from sales and calls of securities available for sale	517	-	-
Net cash provided by (used in) investing activities	494	(29)	(37)

Financing activities:
Purchase of treasury stock	(14,151)	(5,622)	(7,722)
Cash dividends paid	(15,618)	(15,817)	(15,910)
Stock options exercised	533	956	2,040
Net cash used in financing activities	(29,236)	(20,483)	(21,592)

Net (decrease) increase in cash and cash equivalents	(4,516)	2,243	732
Cash and cash equivalents, beginning of year	21,041	18,798	18,066
Cash and cash equivalents, end of year	$16,525	$21,041	$18,798

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 17, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

We have audited the internal control over financial reporting of Flushing Financial Corporation (a Delaware corporation) and subsidiaries (the "Company")  as of December 31, 2013, based on criteria established in the 1992  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 17, 2014

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 based on those criteria issued by COSO.

Grant Thornton LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in its report which appears on page 150.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2014 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: https://www.snl.com/Cache/1001183751.PDF?Y=&O=PDF&D=&FID=1001183751&T=&IID=102398
Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)      1.      Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2013 and 2012

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2013

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2013

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2.      Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.       Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (10)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (19)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (13)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (22)
3.7	Certificate of Designation relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series B (14)
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

10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (20)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (20)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (20)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (20)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (20)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (20)
10.7*	Flushing Bank Specified Officer Change in Control Severance Policy (16)
10.8*	Amended and Restated Employee Severance Compensation Plan of Flushing Bank (4)
10.9*	Amended and Restated Outside Director Retirement Plan (11)
10.10*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.11*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (15)
10.12	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.13	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.14*	Employee Benefit Trust Agreement (1)
10.15*	Amendment to the Employee Benefit Trust Agreement (3)
10.16*	Loan Document for Employee Benefit Trust (1)
10.17*	Guarantee by Flushing Financial Corporation (1)
10.18*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.19*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.20*	Description of Outside Director Fee Arrangements (15)
10.21*	Form of Outside Director Restricted Stock Award Letter (9)
10.22*	Form of Outside Director Restricted Stock Unit Award Letter (19)
10.23*	Form of Outside Director Stock Option Grant Letter (9)
10.24*	Form of Employee Restricted Stock Award Letter (9)
10.25*	Form of Employee Restricted Stock Unit Award Letter (filed herewith)
10.26*	Form of Employee Stock Option Award Letter (9)
10.27*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (17)

10.28	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (18)
10.29*	Annual Incentive Plan for Executives and Senior Officers (19)
10.30	Form of Amendment to Employee Stock Option Award Letter (21)
10.31	Form of Amendment to Director Stock Option Award Letter (21)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*Indicates compensatory plan or arrangement.
______________
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.
(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.
(13)	Incorporated by reference to Exhibit filed with Form 8-K filed September 26, 2006.
(14)	Incorporated by reference to Exhibits filed with Form 8-K filed December 23, 2008.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2008.
(16)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2011.
(17)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(18)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(20)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(21)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2012.
(22)	Incorporated by reference to Exhibits filed with Form 8-K filed December 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 17, 2014.

FLUSHING FINANCIAL CORPORATION

By:	/S/JOHN R. BURAN
John R. Buran
President and CEO

POWER OF ATTORNEY

We, the undersigned directors and officers of Flushing Financial Corporation (the “Company”) hereby severally constitute and appoint John R. Buran and David Fry as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said John R. Buran or David Fry may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said John R. Buran or David Fry shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, or amendment thereto, has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 4, 2014
John R. Buran

/S/JOHN E. ROE, SR.	Director, Chairman	March 4, 2014
John E. Roe, Sr.

/S/DAVID FRY	Treasurer (Principal Financial and Accounting Officer)	March 4, 2014
David Fry

/S/ JAMES D. BENNETT	Director	March 4, 2014
James D. Bennett

/S/STEVEN J. D'IORIO	Director	March 4, 2014
Steven J. D'Iorio

/S/LOUIS C. GRASSI	Director	March 4, 2014
Louis C. Grassi

/S/SAM S. HAN	Director	March 4, 2014
Sam S. Han

/S/MICHAEL J. HEGARTY	Director	March 4, 2014
Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 4, 2014
John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 4, 2014
Vincent F. Nicolosi

/S/DONNA M. O'BRIEN	Director	March 4, 2014
Donna M. O'Brien

/S/MICHAEL J. RUSSO	Director	March 4, 2014
Michael J. Russo

/S/THOMAS S. GULOTTA	Director	March 4, 2014
Thomas S. Gulotta