Form 10-Q
period 2014-03-31
FLUSHING FINANCIAL CORP
filed 2014-05-12
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2014 was 30,255,362.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
Item 1.	Financial Statements

(Dollars in thousands, except per share data)	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$43,630	$33,485
Securities available for sale:
Mortgage-backed securities ($5,823 and $7,119 at fair value pursuant to the fair value option at March 31, 2014 and December 31, 2013, respectively)	774,202	756,156
Other securities ($33,447 and $30,163 at fair value pursuant to the fair value option at March 31, 2014 and December 31, 2013 respectively)	279,164	261,634
Loans held for sale	-	425
Loans:
Multi-family residential	1,722,764	1,712,039
Commercial real estate	509,728	512,552
One-to-four family ― mixed-use property	587,482	595,751
One-to-four family ― residential	194,611	193,726
Co-operative apartments	9,974	10,137
Construction	4,859	4,247
Small Business Administration	7,628	7,792
Taxi medallion	24,127	13,123
Commercial business and other	427,406	373,641
Net unamortized premiums and unearned loan fees	11,080	11,170
Allowance for loan losses	(30,270)	(31,776)
Net loans	3,469,389	3,402,402
Interest and dividends receivable	17,133	17,370
Bank premises and equipment, net	19,983	20,356
Federal Home Loan Bank of New York stock	44,698	46,025
Bank owned life insurance	110,383	109,606
Goodwill	16,127	16,127
Other assets	45,267	57,915
Total assets	$4,819,976	$4,721,501

LIABILITIES
Due to depositors:
Non-interest bearing	$200,947	$197,343
Interest-bearing:
Certificate of deposit accounts	1,150,064	1,120,955
Savings accounts	260,980	265,003
Money market accounts	194,172	199,907
NOW accounts	1,495,761	1,416,774
Total interest-bearing deposits	3,100,977	3,002,639
Mortgagors' escrow deposits	48,870	32,798
Borrowed funds ($29,541 and $29,570 at fair value pursuant to the fair value option at March 31, 2014 and December 31, 2013, respectively)	827,573	856,822
Securities sold under agreements to repurchase	155,300	155,300
Other liabilities	38,747	44,067
Total liabilities	4,372,414	4,288,969

Commitments and contingencies (Notes 4 & 5)

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2014 and December 31, 2013; 30,252,704 shares and 30,123,252 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	315	315
Additional paid-in capital	204,605	201,902
Treasury stock, at average cost (1,277,891 shares and 1,407,343 shares at March 31, 2014 and December 31, 2013, respectively)	(20,496)	(22,053)
Retained earnings	269,093	263,743
Accumulated other comprehensive (loss) income, net of taxes	(5,955)	(11,375)
Total stockholders' equity	447,562	432,532

Total liabilities and stockholders' equity	$4,819,976	$4,721,501

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2014	2013

Interest and dividend income
Interest and fees on loans	$42,120	$42,940
Interest and dividends on securities:
Interest	6,875	6,954
Dividends	189	175
Other interest income	27	17
Total interest and dividend income	49,211	50,086

Interest expense
Deposits	7,718	8,291
Other interest expense	5,006	7,649
Total interest expense	12,724	15,940

Net interest income	36,487	34,146
Provision (benefit) for loan losses	(1,119)	6,000
Net interest income after provision for loan losses	37,606	28,146

Non-interest income
Banking services fee income	709	1,040
Net loss on sale of loans	-	(9)
Net gain on sale of securities	-	2,858
Net loss from fair value adjustments	(644)	(123)
Federal Home Loan Bank of New York stock dividends	551	414
Bank owned life insurance	776	825
Other income	318	343
Total non-interest income	1,710	5,348

Non-interest expense
Salaries and employee benefits	12,578	12,233
Occupancy and equipment	2,035	1,860
Professional services	1,210	1,618
FDIC deposit insurance	697	991
Data processing	1,068	1,043
Depreciation and amortization	715	767
Other real estate owned/foreclosure expense	256	668
Other operating expenses	3,534	3,239
Total non-interest expense	22,093	22,419

Income before income taxes	17,223	11,075

Provision for income taxes
Federal	4,758	3,461
State and local	2,169	858
Total taxes	6,927	4,319

Net income	$10,296	$6,756

Basic earnings per common share	$0.34	$0.22
Diluted earnings per common share	$0.34	$0.22
Dividends per common share	$0.15	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2014	2013

Comprehensive Income, net of tax
Net income	$10,296	$6,756
Amortization of actuarial losses	63	174
Amortization of prior service credits	(3)	(6)
Unrealized gains (losses) on securities, net	5,360	(4,203)
Comprehensive income	$15,716	$2,721

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,296	$6,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(1,119)	6,000
Depreciation and amortization of bank premises and equipment	715	767
Amortization of premium, net of accretion of discount	1,821	1,774
Net loss from fair value adjustments	644	123
Net loss from sale of loans	-	9
Net gain from sale of securities	-	(2,858)
Income from bank owned life insurance	(776)	(825)
Stock-based compensation expense	2,581	1,993
Deferred compensation	(1,192)	(423)
Amortization of core deposit intangibles	-	117
Excess tax benefit from stock-based payment arrangements	(675)	(245)
Deferred income tax provision	2,925	904
Decrease in prepaid FDIC assessment	-	927
Increase (decrease) in other liabilities	(2,748)	2,089
Decrease in other assets	1,917	3,004
Net cash provided by operating activities	14,389	20,112

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(342)	(283)
Net redemptions of Federal Home Loan Bank of New York shares	1,327	3,651
Purchases of securities available for sale	(48,277)	(171,018)
Proceeds from sales and calls of securities	1,871	96,396
Proceeds from maturities and prepayments of securities available for sale	20,715	37,461
Net (originations) and repayment of loans	(57,488)	4,426
Purchases of loans	(11,649)	(452)
Proceeds from sale of real estate owned	1,062	1,793
Proceeds from sale of delinquent loans	5,424	8,166
Net cash used in investing activities	(87,357)	(19,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	3,604	4,445
Net increase in interest-bearing deposits	98,091	72,700
Net increase in mortgagors' escrow deposits	16,072	14,025
Net repayment from short-term borrowed funds	(29,500)	(121,500)
Proceeds from long-term borrowings	-	110,271
Repayment of long-term borrowings	-	(69,912)
Purchases of treasury stock	(1,659)	(954)
Excess tax benefit from stock-based payment arrangements	675	245
Proceeds from issuance of common stock upon exercise of stock options	343	22
Cash dividends paid	(4,513)	(3,973)
Net cash provided by financing activities	83,113	5,369

Net increase (decrease) in cash and cash equivalents	10,145	5,621
Cash and cash equivalents, beginning of period	33,485	40,425
Cash and cash equivalents, end of period	$43,630	$46,046

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$12,646	$15,652
Income taxes paid	4,680	1,581
Taxes paid if excess tax benefits were not tax deductible	5,355	1,826
Non-cash activities:
Securities purchased not yet settled	1,000	14,308
Loans transferred to Other Real Estate Owned	115	679
Loans provided for the sale of Other Real Estate Owned	308	2,088
Loans held for investment transferred to loans held for sale	-	7,682

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2014	2013

Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$201,902	$198,314
Award of common shares released from Employee Benefit Trust (126,650 and 133,656 common shares for the three months ended March 31, 2014 and 2013, respectively)	1,929	1,563
Shares issued upon vesting of restricted stock unit awards (1,000 and 98,610 common shares for the three months ended March 31, 2014 and 2013, respectively)	3	78
Issuance upon exercise of stock options (50,215 and 42,400 common shares for the three months ended March 31, 2014 and 2013, respectively)	122	55
Stock-based compensation activity, net	(26)	(120)
Stock-based income tax benefit	675	245
Balance, end of period	$204,605	$200,135
Treasury Stock
Balance, beginning of period	$(22,053)	$(10,257)
Purchases of outstanding shares (28,120 and 18,560 common shares for the three months ended March 31, 2014 and 2013, respectively)	(556)	(301)
Shares issued upon vesting of restricted stock unit awards (183,864 and 151,652 common shares for the three months ended March 31, 2014 and 2013, respectively)	2,897	1,983
Issuance upon exercise of stock options (50,215 and 52,320 common shares for the three months ended March 31, 2014 and 2013, respectively)	797	691
Purchases of shares to fund options exercised (23,003 and 39,957 common shares for the three months ended March 31, 2014 and 2013, respectively)	(478)	(637)
Repurchase of shares to satisfy tax obligations (53,504 and 42,666 common shares for the three months ended March 31, 2014 and 2013, respectively)	(1,103)	(653)
Balance, end of period	$(20,496)	$(9,174)
Retained Earnings
Balance, beginning of period	$263,743	$241,856
Net income	10,296	6,756
Cash dividends declared and paid on common shares ($0.15 and $0.13 per common share for the three months ended March 31, 2014 and 2013, respectively)	(4,513)	(3,973)
Issuance upon exercise of stock options (7,140 and 9,920 common shares for the three months ended March 31, 2014 and 2013, respectively)	(44)	(35)
Shares issued upon vesting of restricted stock unit awards (182,864 and 53,042 common shares for the three months ended March 31, 2014 and 2013, respectively)	(389)	(99)
Balance, end of period	$269,093	$244,505
Accumulated Other Comprehensive Income
Balance, beginning of period	$(11,375)	$12,137
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately ($4,237) and $2,013 for the three months ended March 31, 2014 and 2013, respectively	5,360	(2,594)
Amortization of actuarial losses, net of taxes of approximately ($112) and ($135) for the three months ended March 31, 2014 and 2013, respectively	63	174
Amortization of prior service credits, net of taxes of approximately $8 and $5 for the three months ended March 31, 2014 and 2013, respectively)	(3)	(6)
Reclassification adjustment for net gains included in net income, net of taxes of approximately $1,249 for the three months ended March 31, 2013	-	(1,609)
Balance, end of period	$(5,955)	$8,102

Total Stockholders' Equity	$447,562	$443,883

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”), a Delaware corporation, is the operation of its wholly-owned subsidiary, Flushing Bank (the “Bank”).

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., which are collectively herein referred to as “we,” “us,” “our” and the “Company.”

The Holding Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts. The Trusts are not included in the Company’s consolidated financial statements as the Company would not absorb the losses of the Trusts if any losses were to occur.

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income, as reported	$10,296	$6,756
Divided by:
Weighted average common shares outstanding	29,984	30,449
Weighted average common stock equivalents	38	32
Total weighted average common shares outstanding and common stock equivalents	30,022	30,481

Basic earnings per common share	$0.34	$0.22
Diluted earnings per common share (1)	$0.34	$0.22
Dividend payout ratio	43.7%	59.1%

(1)
For the three months ended March 31, 2014, there were no options that were anti-dilutive. For the three months ended March 31, 2013, options to purchase 542,400 shares at an average exercise price of $17.66 were not included in the computation of diluted earnings per common share as they were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three month periods ended March 31, 2014 and December 31, 2013. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2014:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,524	$111,925	$2,143	$742
Municipals	128,346	127,482	967	1,831
Mutual funds	26,697	26,697	-	-
Other	16,313	13,060	-	3,253
Total other securities	281,880	279,164	3,110	5,826
REMIC and CMO	515,372	513,148	7,142	9,366
GNMA	36,884	38,877	2,265	272
FNMA	212,014	209,345	2,715	5,384
FHLMC	12,753	12,832	238	159
Total mortgage-backed securities	777,023	774,202	12,360	15,181
Total securities available for sale	$1,058,903	$1,053,366	$15,470	$21,007

The table above includes commitments to purchase securities totaling $1.0 million which settled during April 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Mortgage-backed securities shown in the table above include three private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $12.8 million and $12.9 million, respectively, at March 31, 2014.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2014:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$49,258	$742	$29,898	$102	$19,360	$640
Municipals	75,298	1,831	54,055	967	21,243	864
Other	6,309	3,253	-	-	6,309	3,253
Total other securities	130,865	5,826	83,953	1,069	46,912	4,757
REMIC and CMO	286,390	9,366	223,865	6,417	62,525	2,949
GNMA	9,105	272	9,105	272	-	-
FNMA	117,370	5,384	104,021	4,441	13,349	943
FHLMC	7,310	159	7,310	159	-	-
Total mortgage-backed securities	420,175	15,181	344,301	11,289	75,874	3,892
Total securitiesavailable for sale	$551,040	$21,007	$428,254	$12,358	$122,786	$8,649

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

The Company reviewed each investment that had an unrealized loss at March 31, 2014. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Corporate:
The unrealized losses in Corporate securities at March 31, 2014 consist of losses on six Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Municipal Securities:
The unrealized losses in Municipal securities at March 31, 2014, consist of losses on 24 municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Other Securities:
The unrealized losses in Other Securities at March 31, 2014, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) two issuers totaling $26.7 million will prepay in 2014; (2) two issuers totaling $21.5 million will prepay in the second quarter of 2015; (3) senior classes will not call the debt on their portions; and (4) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security.

The Company also owns a single issue security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income – Net gain (loss) from fair value adjustments.

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management and based on the review performed at March 31, 2014, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, the Company held four trust preferred issues which had a current credit rating of at least one rating below investment grade. One of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining three trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at March 31, 2014. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
			(Dollars in thousands)

Single issuer	n/a	1	300	287	-	None	None	BB-
Pooled issuer	B1	15	5,617	3,120	2,196	23.4%	0.0%	C
Pooled issuer	C1	16	3,645	2,900	1,542	21.3%	1.5%	C
Total			$9,562	$6,307	$3,738

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at March 31, 2014 consist of 13 issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 17 issues from the Federal National Mortgage Association (“FNMA”) and six issues from Government National Mortgage Association (“GNMA”).

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

GNMA:
The unrealized losses in GNMA securities at March 31, 2014 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at March 31, 2014.

FNMA:
The unrealized losses in FNMA securities at March 31, 2014 consist of losses on 16 securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2014.

FHMLC:

The unrealized losses in FHMLC securities at March 31, 2014 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at March 31, 2014.

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of March 31, 2014, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Ending Credit Loss Amount

Trust preferred securities (1)	$9,262	$6,020	$3,242	$3,738
Total	$9,262	$6,020	$3,242	$3,738

(1)	The Company has recorded OTTI charges in the Consolidated Statements of Income on two pooled trust preferred securities for which a portion of the unrealized losses are currently recorded in AOCI.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the periods indicated:

	For the three months ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$3,738	$6,178

Recognition of actual losses	-	(169)
OTTI charges due to credit loss recorded in earnings	-	-
Securities sold during the period	-	-
Securities where there is an intent to sell or requirement to sell	-	-
Ending balance	$3,738	$6,009

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at March 31, 2014, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$42,511	$42,705
Due after one year through five years	42,142	44,072
Due after five years through ten years	59,017	58,257
Due after ten years	138,210	134,130

Total other securities	281,880	279,164
Mortgage-backed securities	777,023	774,202

Total securities available for sale	$1,058,903	$1,053,366

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended March 31,
	2014	2013
	(In thousands)
Gross gains from the sale of securities	$-	$3,199
Gross losses from the sale of securities	-	(341)
Net gains from the sale of securities	$-	$2,858

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

Mortgage-backed securities shown in the table above include three private issue collateralized mortgage obligations (“CMO”) that are collateralized by commercial real estate mortgages with an amortized cost and market value of $13.9 million at December 31, 2013.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.  The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s  lenders, collection policies and experience, internal loan review function and other external factors.  Additionally, the Company segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards.  Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired loans. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

As of March 31, 2014, we utilized recent third party appraisals of the collateral to measure impairment for $56.8 million, or 84.4%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $10.5 million, or 15.6%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At March 31, 2014, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The Bank did not modify and classify any loans as TDR during the three months ended March 31, 2014.

The following table shows loans modified and classified as TDR during the three months ended March 31, 2013:

	For the three months ended March 31, 2013
(Dollars in thousands)	Number	Balance	Modification description

Multi-family residential	1	$413	Received a below market interest rate and the loan amortization was extended
Commercial real estate	1	273	Received a below market interest rate and the loan amortization was extended
Commercial business and other	1	615	Received a below market interest rate and the loan term was extended
Total	3	$1,301

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	10	$3,074	10	$3,087
Commercial real estate	4	3,669	4	3,686
One-to-four family - mixed-use property	8	2,680	8	2,692
One-to-four family - residential	1	362	1	364
Construction	-	-	1	746
Commercial business and other	3	1,097	4	3,127
Total performing troubled debt restructured	26	$10,882	28	$13,702

During the three months ended March 31, 2014, there was one construction TDR for $0.7 million and one commercial business and other TDR for $2.0 million transferred to non-performing status.  While these borrowers continue to remit monthly payments on these loans, they are over 90 days past maturity, which results in these loans being included in non-performing loans. During the three months ended March 31, 2013, there were no loans classified as TDR transferred to non-performing status.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Commercial real estate	1	$2,245	1	$2,332
Construction	1	746	-	-
Commercial business and other	1	2,000	-	-
Total troubled debt restructurings that subsequently defaulted	3	$4,991	1	$2,332

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Loans ninety days or more past due and still accruing:
Multi-family residential	$188	$52
Commercial real estate	793	-
One-to-four family - mixed-use property	874	-
One-to-four family - residential	15	15
Construction	1,012	-
Commercial Business and other	2,490	539
Total	5,372	606

Non-accrual mortgage loans:
Multi-family residential (1)	12,062	13,297
Commercial real estate	8,769	9,962
One-to-four family - mixed-use property	7,977	9,063
One-to-four family - residential	12,208	13,250
Co-operative apartments	-	57
Total	41,016	45,629

Non-accrual non-mortgage loans:
Commercial Business and other	2,165	2,348
Total	2,165	2,348

Total non-accrual loans	43,181	47,977
Total non-accrual loans and loans ninety days or more past due and still accruing	$48,553	$48,583

(1)	The table above does not include non-performing Loans held for sale of $0.4 million at December 31, 2013.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended March 31,
	2014	2013
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,067	$2,202
Less: Interest income included in the results of operations	155	243
Total foregone interest	$912	$1,959

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an age analysis of our recorded investment in loans at March 31, 2014:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$13,267	$2,204	$12,062	$27,533	$1,695,231	$1,722,764
Commercial real estate	4,876	1,250	8,769	14,895	494,833	509,728
One-to-four family - mixed-use property	13,193	1,382	7,977	22,552	564,930	587,482
One-to-four family - residential	1,849	903	11,999	14,751	179,860	194,611
Co-operative apartments	-	-	-	-	9,974	9,974
Construction loans	-	-	-	-	4,859	4,859
Small Business Administration	198	-	-	198	7,430	7,628
Taxi medallion	-	-	-	-	24,127	24,127
Commercial business and other	483	-	1,198	1,681	425,725	427,406
Total	$33,866	$5,739	$42,005	$81,610	$3,406,969	$3,488,579

The following table shows an age analysis of our recorded investment in loans at December 31, 2013:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$14,101	$2,554	$13,297	$29,952	$1,682,087	$1,712,039
Commercial real estate	5,029	523	9,962	15,514	497,038	512,552
One-to-four family - mixed-use property	14,017	1,099	9,063	24,179	571,572	595,751
One-to-four family - residential	3,828	518	12,953	17,299	176,427	193,726
Co-operative apartments	99	-	144	243	9,894	10,137
Construction loans	-	-	-	-	4,247	4,247
Small Business Administration	106	-	-	106	7,686	7,792
Taxi medallion	-	-	-	-	13,123	13,123
Commercial business and other	187	2	1,213	1,402	372,239	373,641
Total	$37,367	$4,696	$46,632	$88,695	$3,334,313	$3,423,008

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-off's	(605)	(47)	(83)	(42)	-	-	-	-	(124)	(901)
Recoveries	7	382	40	68	7	-	10	-	-	514
Provision	(383)	85	857	(161)	(111)	(404)	(77)	14	(939)	(1,119)
Ending balance	$11,103	$5,379	$7,142	$1,944	$-	$40	$391	$14	$4,257	$30,270
Ending balance: individually evaluated for impairment	$304	$210	$617	$57	$-	$9	$-	$-	$218	$1,415
Ending balance: collectively evaluated for impairment	$10,799	$5,169	$6,525	$1,887	$-	$31	$391	$14	$4,039	$28,855

Financing Receivables:
Ending balance	$1,722,764	$509,728	$587,482	$194,611	$9,974	$4,859	$7,628	$24,127	$427,406	$3,488,579
Ending balance: individually evaluated for impairment	$20,898	$19,558	$16,060	$13,941	$-	$1,316	$-	$-	$10,155	$81,928
Ending balance: collectively evaluated for impairment	$1,701,866	$490,170	$571,422	$180,670	$9,974	$3,543	$7,628	$24,127	$417,251	$3,406,651

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Charge-off's	(1,488)	(681)	(2,606)	(691)	(74)	(234)	(204)	-	(304)	(6,282)
Recoveries	11	80	53	31	-	-	30	-	-	205
Provision	871	556	2,933	738	116	235	140	-	411	6,000
Ending balance	$12,395	$5,660	$6,340	$2,077	$88	$67	$471	$7	$3,922	$31,027
Ending balance: individually evaluated for impairment	$209	$320	$592	$60	$-	$37	$-	$-	$180	$1,398
Ending balance: collectively evaluated for impairment	$12,186	$5,340	$5,748	$2,017	$88	$30	$471	$7	$3,742	$29,629

Financing Receivables:
Ending balance	$1,528,353	$507,932	$615,661	$197,268	$8,221	$10,952	$8,812	$8,777	$302,726	$3,188,702
Ending balance: individually evaluated for impairment	$26,094	$25,545	$18,762	$15,548	$267	$10,229	$505	$-	$18,613	$115,563
Ending balance: collectively evaluated for impairment	$1,502,259	$482,387	$596,899	$181,720	$7,954	$723	$8,307	$8,777	$284,113	$3,073,139

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the three month period ended March 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$18,087	$20,620	$-	$18,398	$59
Commercial real estate	16,536	16,828	-	16,629	115
One-to-four family mixed-use property	12,914	15,307	-	12,831	57
One-to-four family residential	13,579	16,636	-	13,803	19
Co-operative apartments	-	-	-	30	-
Construction	570	570	-	285	-
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	5,364	6,952	-	4,295	43
Total loans with no related allowance recorded	67,050	76,913	-	66,271	293

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,811	2,811	304	2,930	38
Commercial real estate	3,022	3,088	210	3,029	48
One-to-four family mixed-use property	3,146	3,146	617	3,669	43
One-to-four family residential	362	362	57	363	4
Co-operative apartments	-	-	-	-	-
Construction	746	746	9	746	-
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	4,791	4,791	218	4,843	38
Total loans with an allowance recorded	14,878	14,944	1,415	15,580	171

Total Impaired Loans:
Total mortgage loans	$71,773	$80,114	$1,197	$72,713	$383
Total non-mortgage loans	$10,155	$11,743	$218	$9,138	$81

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

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”.  If a loan does not fall within one of the previous mentioned categories then the loan would be considered “Pass.” These loan designations are updated quarterly.  We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment.  The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Loans that are non-accrual are designated as Substandard or Doubtful. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at March 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$10,554	$16,216	$1,607	$-	$28,377
Commercial real estate	32,375	19,005	-	-	51,380
One-to-four family - mixed-use property	6,757	14,029	-	-	20,786
One-to-four family - residential	2,423	13,580	-	-	16,003
Co-operative apartments	-	-	-	-	-
Construction loans	-	1,316	-	-	1,316
Small Business Administration	302	-	-	-	302
Commercial business and other	5,288	10,104	50	-	15,442
Total loans	$57,699	$74,250	$1,657	$-	$133,606

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	$42,653	$73,342	$50	$-	$116,045

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the three months ended March 31
(In thousands)	2014	2013

Balance, beginning of period	$31,776	$31,104
Provision (benefit) for loan losses	(1,119)	6,000
Charge-off's	(901)	(6,282)
Recoveries	514	205
Balance, end of period	$30,270	$31,027

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Multi-family residential	$598	$1,477
Commercial real estate	(335)	601
One-to-four family – mixed-use property	43	2,553
One-to-four family – residential	(26)	660
Co-operative apartments	(7)	74
Construction	-	234
Small Business Administration	(10)	174
Commercial business and other	124	304
Total net loan charge-offs	$387	$6,077

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $96.1 million and $238.3 million, respectively, at March 31, 2014.

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2014, the Bank did not have any loans held for sale.  At December 31, 2013, the Bank had one multi-family loan held for sale of $0.4 million.

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

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended March 31, 2014
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	4	$1,738	$(146)	$-
Commercial real estate	2	1,617	295	-
One-to-four family - mixed-use property	6	2,069	38	-
Total	12	$5,424	$187	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended March 31, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	6	$4,612	$(109)	$6
Commercial real estate	2	1,115	(76)	-
One-to-four family - mixed-use property	6	2,373	(40)	(15)
Commercial business and other	2	66	(185)	-
Total	16	$8,166	$(410)	$(9)

7.	Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the three months ended March 31,
	2014	2013
	(In thousands)

Balance at beginning of period	$2,985	$5,278
Acquisitions	115	679
Write-down of carrying value	(54)	(65)
Sales	(1,346)	(3,703)
Balance at end of period	$1,700	$2,189

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended March 31,
	2014	2013
	(In thousands)

Gross gains	$54	$201
Gross losses	(30)	(23)
Write-down of carrying value	(54)	(65)
Total net (loss) gain	$(30)	$113

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.	Stock-Based Compensation

For the three months ended March 31, 2014 and 2013, the Company’s net income, as reported, includes $2.6 million and $2.0 million, respectively, of stock-based compensation costs and $1.0 million and $0.8 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended March 31, 2014 and 2013, the Company granted 264,095 and 243,645 restricted stock units, respectively.  There were no stock options granted during the three months ended March 31, 2014 and 2013.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders of the Company approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards. As of March 31, 2014, there were 173,557 shares available for full value awards and 56,920 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the three months ended March 31, 2014:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2013	346,584	$14.08
Granted	264,095	20.18
Vested	(200,124)	16.89
Forfeited	(10,896)	15.15
Non-vested at March 31, 2014	399,659	$16.68

Vested but unissued at March 31, 2014	231,699	$16.93

As of March 31, 2014, there was $6.1 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.  The total fair value of awards vested for the three months ended March 31, 2014 and 2013 were $4.1 million and $2.7 million, respectively.  The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the three months ended March 31, 2014:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2013	306,630	$16.02
Granted	-	-
Exercised	(50,215)	16.33
Forfeited	-	-
Outstanding at March 31, 2014	256,415	$15.95	3.2	$1,312
Exercisable shares at March 31, 2014	256,415	$15.95	3.2	$1,312

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of March 31, 2014, there is no remaining unrecognized compensation cost related to non-full value awards granted under the Omnibus Plan.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash proceeds, fair value received, tax benefits and the intrinsic value related to stock options exercised during the three months ended March 31, 2014 and 2013 are provided in the following table:

	For the three months ended March 31,
(In thousands)	2014	2013
Proceeds from stock options exercised	$343	$22
Fair value of shares received upon exercised of stock options	478	637
Tax benefit related to stock options exercised	69	53
Intrinsic value of stock options exercised	212	174

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

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2014:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2013	59,323	$20.70
Granted	8,126	19.84
Forfeited	(13)	21.51
Distributions	(305)	20.34
Outstanding at March 31, 2014	67,131	$21.07
Vested at March 31, 2014	66,874	$21.07

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $42,000 and $99,000 for the three months ended March 31, 2014 and 2013, respectively. The total fair value of the distributions from the Phantom Stock Plan was $6,000 and $1,000 for the three months ended March 31, 2014 and 2013, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,
(In thousands)	2014	2013

Employee Pension Plan:
Interest cost	$223	$207
Amortization of unrecognized loss	190	306
Expected return on plan assets	(336)	(315)
Net employee pension expense	$77	$198

Outside Director Pension Plan:
Service cost	$13	$21
Interest cost	29	24
Amortization of unrecognized gain	(15)	(9)
Amortization of past service liability	10	9
Net outside director pension expense	$37	$45

Other Postretirement Benefit Plans:
Service cost	$90	$112
Interest cost	63	55
Amortization of unrecognized loss	-	12
Amortization of past service liability	(21)	(20)
Net other postretirement expense	$132	$159

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2013 that it expects to contribute $0.2 million and $0.3 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other post retirement benefit plans (the “Other Postretirement Benefit Plans”), respectively,  during the year ending December 31, 2014.  The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2014, the Company has contributed $24,000 to the Outside Director Pension Plan and $16,000 to the Other Postretirement Benefit Plans. As of March 31, 2014, the Company has not revised its expected contributions for the year ending December 31, 2014.

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2014, the Company carried financial assets and financial liabilities under the fair value option with fair values of $39.3 million and $29.5 million, respectively. At December 31, 2013, the Company carried financial assets and financial liabilities under the fair value option with fair values of $37.3 million and $29.6 million, respectively. The Company elected to measure at fair value securities with a cost of $5.0 million that were purchased during the three months ended March 31, 2014. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company sold financial assets carried under the fair value option totaling $1.9 million. During the three months ended March 31, 2013, the Company sold financial assets carried under the fair value option totaling $4.4 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(Dollars in thousands)	2014	2013	March 31, 2014	March 31, 2013

Mortgage-backed securities	$5,823	$7,119	$48	$(362)
Other securities	33,447	30,163	325	273
Borrowed funds	29,541	29,570	25	(819)
Net gain (loss) from fair value adjustments (1)			$398	$(908)

(1)
The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $1.0 million and net gains of $0.8 million for the three months ended March 31, 2014 and 2013, respectively, from the change in the fair value of interest rate caps / swaps.

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

The borrowed funds have a contractual principal amount of $61.9 million at both March 31, 2014 and December 31, 2013. The fair value of borrowed funds includes accrued interest payable of $0.1 million at March 31, 2014 and December 31, 2013.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at March 31, 2014 and December 31, 2013.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2014 and December 31, 2013, Level 2 included mortgage related securities, corporate debt and interest rate caps/swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2014 and December 31, 2013, Level 3 included municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at March 31, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2014	2013	2014	2013	2014	2013	2014	2013

Assets:
Mortgage-backed Securities	$-	$-	$774,202	$756,156	$-	$-	$774,202	$756,156
Other securities	-	-	255,935	237,476	23,229	24,158	279,164	261,634
Interest rate caps	-	-	-	-	-	-	-	-
Interest rate swaps	-	-	917	2,081	-	-	917	2,081
Total assets	$-	$-	$1,031,054	$995,713	$23,229	$24,158	$1,054,283	$1,019,871

Liabilities:
Borrowings	$-	$-	$-	$-	$29,541	$29,570	$29,541	$29,570
Interest rate swaps	-	-	62	-	-	-	62	-
Total liabilities	$-	$-	$62	$-	$29,541	$29,570	$29,603	$29,570

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended March31, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$9,223	$14,935	$29,570
Transfer into Level 3	-	-	-
Purchases	2,000	-	-
Principal repayments	(1,053)	-	-
Sales	-	(1,871)	-
Net gain from fair value adjustment of financial assets	-	25	-
Net loss from fair value adjustment of financial liabilities	-	-	(25)
Decrease in accrued interest payable	-	-	(4)
Change in unrealized gains (losses) included in other comprehensive income	-	(30)	-
Ending balance	$10,170	$13,059	$29,541
Changes in unrealized held at period end	$-	$(30)	$-

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

During the three months ended March 31, 2014 and 2013, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of March 31, 2014:

March 31, 2014	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Municipals	$10,170	Discounted cash flows	Discount rate	0.5%	-	4.0%	(3.3%)

			Discount rate	7.0%	-	11.0%	(8.9%)
			Prepayment assumptions	25.6%	-	36.2%	(31.1%)
Trust Preferred Securities	$13,059	Discounted cash flows	Defaults	9.4%	-	16.5%	(13.1%)

Liabilities:

Junior subordinated debentures	$29,541	Discounted cash flows	Discount rate		7.0%		(7.0%)

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

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debentures under Level 3 are effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at March 31, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2014	2013	2014	2013	2014	2013	2014	2013

Assets:
Loans held for sale	$-	$-	$-	$-	$-	$425	$-	$425
Impaired loans	-	-	-	-	20,291	23,544	20,291	23,544
Other real estate owned	-	-	-	-	1,700	2,985	1,700	2,985

Total assets	$-	$-	$-	$-	$21,991	$26,954	$21,991	$26,954

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of March 31, 2014:

March 31, 2014	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Impaired loans	$20,291	Fair value of collateral	Loss severity discount	0.5%	-	94.6%	(37.4%)
Other real estate owned	$1,700	Fair value of collateral	Loss severity discount	0.0%	-	42.1%	(10.6%)

The Company carries its Loans held for sale and OREO at the expected sales price less selling costs.

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2014 and 2013.

The estimated fair value of each material class of financial instruments at March 31, 2014 and December 31, 2013 and the related methods and assumptions used to estimate fair value are as follows:

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

At March 31, 2014 and December 31, 2013, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at March 31, 2014:

	March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$43,630	$43,630	$43,630	$-	$-
Mortgage-backed
Securities	774,202	774,202	-	774,202	-
Other securities	279,164	279,164	-	255,935	23,229
Loans	3,499,659	3,590,164	-	-	3,590,164
FHLB-NY stock	44,698	44,698	-	44,698	-
Interest rate caps	-	-	-	-	-
Interest rate swaps	917	917	-	917	-
OREO	1,700	1,700	-	-	1,700

Total assets	$4,643,970	$4,734,475	$43,630	$1,075,752	$3,615,093

Liabilities:
Deposits	$3,350,794	3,369,594	$2,200,730	$1,168,864	$-
Borrowings	982,873	1,004,621	-	975,080	29,541
Interest rate swaps	62	62	-	62	-

Total liabilities	$4,333,729	$4,374,277	$2,200,730	$2,144,006	$29,541

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at December 31, 2013:

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

Assets:

Cash and due from banks	$33,485	$33,485	$33,485	$-	$-
Mortgage-backed Securities	756,156	756,156	-	756,156	-
Other securities	261,634	261,634	-	237,476	24,158
Loans held for sale	425	425	-	-	425
Loans	3,434,178	3,502,792	-	-	3,502,792
FHLB-NY stock	46,025	46,025	-	46,025	-
Interest rate caps	-	-	-	-	-
Interest rate swaps	2,081	2,081	-	2,081	-
OREO	2,985	2,985	-	-	2,985

Total assets	$4,536,969	$4,605,583	$33,485	$1,041,738	$3,530,360

Liabilities
Deposits	$3,232,780	$3,253,261	$2,111,825	$1,141,436	$-
Borrowings	1,012,122	1,034,799	-	1,005,229	29,570

Total liabilities	$4,244,902	$4,288,060	$2,111,825	$2,146,665	$29,570

11.	Derivative Financial Instruments

At March 31, 2014 and December 31, 2013, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At March 31, 2014 and December 31, 2013 derivatives with a combined notional amount of $118.0 million are not designated as hedges and derivatives with a combined notional amount of $11.2 million are designated as fair value hedges. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.  The portion of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2014:

	At or for the three months ended March 31, 2014
	Notional Amount	Purchase Price	Net Carrying (1) Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$-
Interest rate swaps (non-hedge)	18,000	-	667
Interest rate swaps (hedge)	11,159	-	188
Total derivatives	$129,159	$9,035	$855

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2013:

	At or for the year ended December 31, 2013
	Notional Amount	Purchase Price	Net Carrying (1) Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$-
Interest rate swaps (non-hedge)	18,000	-	1,681
Interest rate swaps (hedge)	11,217	-	400
Total derivatives	$129,217	$9,035	$2,081

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2014	2013

Financial Derivatives:
Interest rate caps (non-hedge)	$-	$(3)
Interest rate swaps (non-hedge)	(1,014)	785
Interest rate swaps (hedge)	(28)	3
Net gain (loss) (1)	$(1,042)	$785

(1)	Net gains and (losses) are recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.

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

Income tax provisions are summarized as follows:

	For the three months ended March 31,
(In thousands)	2014	2013
Federal:
Current	$2,737	$2,834
Deferred	2,021	627
Total federal tax provision	4,758	3,461
State and Local:
Current	1,266	581
Deferred	903	277
Total state and local tax provision	2,169	858

Total income tax provision	$6,927	$4,319

The effective tax rate was 40.2% and 39.0% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate was primarily due to the impact of changes to the New York State tax code passed on March 31, 2014, resulting in a reduction in the Company’s deferred tax assets. We expect to see a small reduction in our effective tax rate beginning in 2015 as a result of the changes in the New York State tax code.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended March 31,
(dollars in thousands)	2014		2013

Taxes at federal statutory rate	$6,028	35.0%	$3,876	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,410	8.2	558	5.0
Other	(511)	(3.0)	(115)	(1.0)
Taxes at effective rate	$6,927	40.2%	$4,319	39.0%

The Company has recorded a deferred tax asset of $30.2 million at March 31, 2014, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $19.4 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at March 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

13.	Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended March 31, 2014:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(8,522)	$(2,853)	$(11,375)
Other comprehensive income before reclassifications, net of tax	5,360	-	$5,360

Amounts reclassified from accumulated other comprehensive income, net of tax	-	60	60

Net current period other comprehensive income, net of tax	5,360	60	5,420

Ending balance, net of tax	$(3,162)	$(2,793)	$(5,955)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the three months ended March 31, 2014:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(175)	(1)	Other expense
Prior service credits	11	(1)	Other expense
	(164)		Total before tax
	104		Tax benefit
	$(60)		Net of tax

(1)      These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

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

(1)      These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

14.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with three separate capital adequacy standards. As of March 31, 2014, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

(Dollars in thousands)	Amount	Percent of Assets

Tier I (leverage) capital:
Capital level	$453,127	9.56%
Requirement to be well capitalized	236,932	5.00
Excess	216,195	4.56

Tier I risk-based capital:
Capital level	$453,127	14.31%
Requirement to be well capitalized	190,026	6.00
Excess	263,101	8.31

Total risk-based capital:
Capital level	$483,397	15.26%
Requirement to be well capitalized	316,710	10.00
Excess	166,687	5.26

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2014, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

(Dollars in thousands)	Amount	Percent of Assets

Tier I (leverage) capital:
Capital level	$466,356	9.86%
Requirement to be well capitalized	236,575	5.00
Excess	229,781	4.86

Tier I risk-based capital:
Capital level	$466,356	14.75%
Requirement to be well capitalized	189,646	6.00
Excess	276,710	8.75

Total risk-based capital:
Capital level	$496,626	15.71%
Requirement to be well capitalized	316,077	10.00
Excess	180,549	5.71

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

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Bank. On February 28, 2013, the Bank’s charter was changed to a full-service New York State chartered commercial bank, and its name was changed to Flushing Bank. On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Bank’s primary regulator became the Office of the Comptroller of the Currency and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors. As a result of the Bank’s change in charter to a full-service New York State chartered commercial bank, the Bank’s primary regulator became the New York State Department of Financial Services (formerly, the New York State Banking Department), and its primary federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. Also in connection with the Merger, Flushing Financial Corporation became a bank holding company. We do not anticipate any significant changes to our operations or services as a result of the Merger. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November 2006, the Bank launched an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2014 had an average loan-to-value ratio of 40.1% and an average debt coverage ratio of 237%.

The continued improvement in credit quality allowed us to reduce our provision for loan losses this quarter. The provision for loan losses was a benefit of $1.1 million for the first quarter of 2014, compared to provisions of $1.0 million and $6.0 million for the three months ended December 31, 2013 and March 31, 2013, respectively.  We continued to see reductions in delinquent loans, non-performing loans, and classified assets. Loans delinquent over 30 days decreased $7.5 million, or 8%, during the first quarter of 2014, and are at their lowest level since the third quarter of 2008. Loans delinquent over 90 days decreased $5.0 million, or 11%, during the first quarter, and are at their lowest level since the fourth quarter of 2008. Non-accrual loans decreased by $5.2 million, or 11%, during the first quarter to $43.2 million, and are at their lowest level since the fourth quarter of 2008.  During the first quarter of 2014 we sold 12 delinquent loans with a book value at the time of sale of $5.2 million, realizing $5.4 million upon sale, or 104% of book value.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net charge-offs for the first quarter of 2014 totaled $0.4 million. We continued our practice of obtaining updated appraisals and recording charge-offs based on these current values as opposed to adding to the allowance for loan losses. This process has ensured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans collateralized by real estate was 46.5% at March 31, 2014.

Net loans increased $67.0 million, or 2.0%, during the first quarter of 2014, as loan originations for the quarter totaled $198.0 million. Our loan pipeline at March 31, 2014 remained strong at $339.8 million. Our lending departments continue to emphasize full relationship banking with our borrowers. Originations continue to be focused on multi-family and commercial business loans, which represented 29% and 48%, respectively, of loan originations during the first quarter of 2014. Additionally, as part of the loan closing process, we generally obtain full banking relationships with these borrowers.

Our net interest margin for the first quarter of 2014 was 3.25%, a decrease of nine basis points from the fourth quarter of 2013. The decrease was primarily due to a 12 basis point decrease in the yield earned from interest-earning assets to 4.39% for the three months ended March 31, 2014, while our cost of funding decreased four basis points to 1.25% for the three months ended March 31, 2014.  The decline in the yield of interest-earning assets was primarily due to the current interest rate environment, where new loans and securities are added at rates well below our portfolio average yield, and higher yielding loans and securities are prepaid.  The decrease in the cost of interest-bearing liabilities was primarily due to a movement in deposit concentrations as the average balance of lower costing core deposits increased $119.1 million during the three months ended March 31, 2014 to $1,933.2 million from $1,814.0 million for the three months ended December 31, 2013, while the average balance of higher costing certificates of deposit decreased $70.9 million to $1,109.7 million for the three months ended March 31, 2014 from $1,180.6 million for the three months ended December 31, 2013. The increase in the yield earned during the three months ended December 31, 2013 was partially supported by additional interest collected on loans which were previously non-accrual and back payments were received.  The three months ended March 31, 2014 included $0.3 million in additional interest compared to $0.9 million recorded during the three months ended December 31, 2013.  Excluding this additional interest, the net interest margin would have decreased three basis points to 3.23% for the three months ended March 31, 2014 from 3.26% for the three months ended December 31, 2013.  Further excluding prepayment penalty income, the net interest margin would have decreased four basis points to 3.11% for the three months ended March 31, 2014 from 3.15% for the three months ended December 31, 2013.

At March 31, 2014, the Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.56%, 14.31% and 15.26%, respectively. The Company is also subject to the same regulatory requirements.  At March 31, 2014, the Company’s capital ratios for Core, Tier 1 risk-based and Total risk-based capital ratios were 9.86%, 14.75% and 15.71%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012

General.  Net income for the three months ended March 31, 2014 was $10.3 million, an increase of $3.5 million, or 52.4%, compared to $6.8 million for the three months ended March 31, 2013.  Diluted earnings per common share were $0.34 for the three months ended March 31, 2014, an increase of $0.12, or 54.5%, from $0.22 for the three months ended March 31, 2013.

Return on average equity was 9.4% for the three months ended March 31, 2014 compared to 6.1% for the three months ended March 31, 2013. Return on average assets was 0.9% for the three months ended March 31, 2014 compared to 0.6% for the three months ended March 31, 2013.

Interest Income.  Total interest and dividend income decreased $0.9 million, or 1.7%, to $49.2 million for the three months ended March 31, 2014 from $50.1 million for the three months ended March 31, 2013. The decrease in interest income was attributable to a 43 basis point decline in the yield of interest-earning assets to 4.39% for the three months ended March 31, 2014 from 4.82% in the comparable prior year period partially offset by an increase of $331.0 million in the average balance of interest-earning assets to $4,485.8 million for the three months ended March 31, 2014 from $4,154.9 million for the comparable prior year period.   The 43 basis point decline in the yield of interest-earning assets was primarily due to a 42 basis point reduction in the yield of the loan portfolio to 4.97% for the three months ended March 31, 2014 from 5.39% for the three months ended March 31, 2013, combined with a 35 basis point decline in the yield on total securities to 2.72% for the three months ended March 31, 2014 from 3.07% for the comparable prior year period.  The 42 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations, existing loans modifying to lower rates, and higher yielding loans prepaying. The yield on the loan portfolio, excluding prepayment penalty income, decreased 44 basis points to 4.82% for the three months ended March 31, 2014 from 5.26% for the three months ended March 31, 2013. The 35 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $3.2 million, or 20.2%, to $12.7 million for the three months ended March 31, 2014 from $15.9 million for the three months ended March 31, 2013. The decrease in interest expense was primarily due to a 43 basis point decrease in interest-bearing liabilities to 1.25% for the three months ended March 31, 2014 from 1.68% for the comparable prior year period. The 43 basis point decrease in the cost of interest-bearing liabilities was primarily due to the three months ended March 31, 2013 including a $2.6 million prepayment penalty on borrowings.  Additionally, the decrease in the cost of interest-bearing liabilities was attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, savings accounts and NOW accounts decreased three basis points, one basis point and seven basis points, respectively, partially offset by a seven basis point increase in the cost of money market accounts for the three months ended March 31, 2014 from the comparable prior year period.  The cost was also positively affected by a movement in deposit concentrations as the average balance of lower costing core deposits increased $320.0 million during the three months ended March 31, 2014 to $1,933.2 million from $1,613.1 million for the comparable prior year period, while the average balance of higher costing certificates of deposit decreased $117.3 million to $1,109.7 million for the three months ended March 31, 2014 from $1,227.0 million for the comparable prior year period. These improvements resulted in a decrease in the cost of due to depositors of 16 basis points to 1.01% for the three months ended March 31, 2014 from 1.17% for the three months ended March 31, 2013.

Net Interest Income.  For the three months ended March 31, 2014, net interest income was $36.5 million, an increase of $2.3 million, or 6.9%, from $34.1 million for the three months ended March 31, 2013. The increase in net interest income was primarily attributable to the three months ended March 31, 2013 including a $2.6 million prepayment penalty on borrowings, partially offset by a $56.5 million increase in average net interest-earning assets to $415.8 million for the three months ended March 31, 2014 from $359.2 million for the comparable prior year period.  The yield on interest-earning assets decreased 43 basis points to 4.39% for the three months ended March 31, 2014 from 4.82% for the three months ended March 31, 2013. The cost of funds decreased 43 basis points to 1.25% for the three months ended March 31, 2014 from 1.68% for the comparable prior year period. The net interest margin declined four basis points to 3.25% for the three months ended March 31, 2014 from 3.29% for the three months ended March 31, 2013. Excluding prepayment penalty income on loans and prepayment penalties on borrowings, the net interest margin would have been 3.14% for the three months ended March 31, 2014, a 30 basis point decrease from 3.44 for the comparable prior year period.

Provision for Loan Losses.  The provision for loan losses decreased $7.1 million during the three months ended March 31, 2014 to a benefit of $1.1 million from a provision of $6.0 million during the comparable prior year period. The decrease in the provision was primarily due to the continued improvement in credit conditions. During the three months ended March 31, 2014, net charge-offs totaled $0.4 million and non-accrual loans decreased $5.2 million to $43.2 million from $48.4 million at December 31, 2013. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 46.5% at March 31, 2014. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $1.1 million for the three months ended March 31, 2014. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the three months ended March 31, 2014 was $1.7 million, a decrease of $3.6 million from $5.3 million for the three months ended March 31, 2013.  The decrease in non-interest income was primarily due to the three months ended March 31, 2013 including a $2.9 million gain from the sale of mortgage-backed securities.  Additionally, non-interest income declined due to a $0.5 million increase in net losses from fair value adjustments and $0.3 million decrease in banking service fee income primarily due to reduced ancillary loan fees, as compared to the comparable prior year period.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $22.1 million for the three months ended March 31, 2014, a decrease of $0.3 million, or 1.5%, from $22.4 million for the three months ended March 31, 2013. The decrease was primarily due to decreases of $0.4 million in professional services due to decreased legal and accounting fees, $0.4 million real estate owned/ foreclosure expense primarily due to a reduction in non-performing loans and $0.3 million in FDIC insurance expense primarily due to a reduction in the assessment rate.  These decreases were partially offset by increases of $0.3 million in salaries and benefits expense and $0.2 million in occupancy and equipment expense. The first quarter of each year includes the effect of grants of annual restricted stock unit awards. GAAP requires a significant portion of these awards to be expensed at the time of grant. Included in salaries and benefits expense is $1.0 million and $0.7 million for these awards in the three months ended March 31, 2014 and 2013, respectively, for accelerated expensing. Other expense includes $1.0 million and $0.8 million for these awards in the three months ended March 31, 2014 and 2013, respectively, for accelerated expensing. The increase in the current period accelerated expense as compared to the prior year period is due to the increase in the Company’s stock price and additional employees whose grants are required to be fully expensed on grant date. Since this accelerated expense for the annual restricted stock unit awards occurred in the first quarter, subsequent quarters of 2014 should have a lower level of non-interest expense related to RSU expensing. The efficiency ratio was 56.6% for the three months ended March 31, 2014 compared to 56.9% for the three months ended March 31, 2013.

Income before Income Taxes.  Income before the provision for income taxes increased $6.1 million, or 55.5%, to $17.2 million for the three months ended March 31, 2014 from $11.1 million for the three months ended March 31, 2013 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $2.6 million, or 60.4%, to $6.9 million for the three months ended March 31, 2014 from $4.3 million for the three months ended March 31, 2013, primarily due to the increase in income before income taxes as discussed above. The effective tax rate was 40.2% and 39.0% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate was primarily due to the impact of changes to the New York State tax code passed on March 31, 2014, resulting in a nominal reduction in the Company’s deferred tax assets.

FINANCIAL CONDITION

Assets.  Total assets at March 31, 2014 were $4,820.0 million, an increase of $98.5 million, or 2.1%, from $4,721.5 million at December 31, 2013. Total loans, net increased $67.0 million during the three months ended March 31, 2014 to $3,469.4 million from $3,402.4 million at December 31, 2013. Loan originations and purchases were $198.0 million for the three months ended March 31, 2014, an increase of $76.6 million from $121.4 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we continued to focus on the origination of multi-family properties and business loans with a full relationship. Loan applications in process have continued to remain strong, totaling $339.8 million at March 31, 2014 compared to $297.5 million at December 31, 2013 and $360.4 million at March 31, 2013.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended March 31,
(In thousands)	2014	2013
Multi-family residential	$57,812	$42,925
Commercial real estate (2)	13,416	6,986
One-to-four family – mixed-use property	9,999	4,390
One-to-four family – residential	9,100	6,510
Co-operative apartments	-	2,067
Construction	697	-
Small Business Administration	353	168
Taxi Medallion (1)	11,649	-
Commercial business and other	94,956	58,340
Total	$197,982	$121,386

(1)	Includes purchases of $11.6 million for the three months ended March 31, 2014.
(2)	Includes purchases of $0.5 million for the three months ended March 31, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2014 had an average loan-to-value ratio of 40.1% and an average debt coverage ratio of 237%.

The Bank’s non-performing assets totaled $50.3 million at March 31, 2014, a decrease of $3.6 million from $53.8 million at December 31, 2013. Total non-performing assets as a percentage of total assets were 1.04% at March 31, 2014 compared to 1.14% at December 31, 2013. The ratio of allowance for loan losses to total non-performing loans was 62.3% at March 31, 2014 and 64.9% at December 31, 2013.    See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the three months ended March 31, 2014, mortgage-backed securities increased $18.0 million, or 2.4%, to $774.2 million from $756.2 million at December 31, 2013. The increase in mortgage-backed securities during the three months ended March 31, 2014 was primarily due to purchases of $32.2 million and an improvement of $5.9 million in the fair value of mortgage-backed securities, partially offset by principal repayments totaling $19.4 million.

During the three months ended March 31, 2014, other securities increased $17.5 million, or 6.7%, to $279.2 million from $261.6 million at December 31, 2013. The increase in other securities during the three months ended March 31, 2014 was primarily due to purchases of $17.0 million and an improvement in the fair value of other securities totaling $3.8 million, partially offset by $1.9 million in sales and $1.0 million in calls. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds and corporate bonds.

Banking regulators issued the Volcker Rule in December 2013.  The Volcker Rule, among other things, prohibits banks from owning certain investment securities. We have reviewed our investment portfolio for compliance with the Volcker Rule and in the opinion of management we do not own any securities which are prohibited under the Volcker Rule.

Liabilities.  Total liabilities were $4,372.4 million at March 31, 2014, an increase of $83.4 million, or 1.9%, from $4,289.0 million at December 31, 2013. During the three months ended March 31, 2014, due to depositors increased $101.9 million, or 3.2%, to $3,301.9 million, as a result of a $72.8 million increase in core deposits and a $29.1 million increase in certificates of deposit. Borrowed funds decreased $29.2 million during the three months ended March 31, 2014.

Equity. Total stockholders’ equity increased $15.0 million, or 3.5%, to $447.6 million at March 31, 2014 from $432.5 million at December 31, 2013. Stockholders’ equity increased primarily due to net income of $10.3 million for the three months ended March 31, 2014, an increase in comprehensive income of $5.4 million primarily due to an increase in the fair value of the securities portfolio and $1.9 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. Additionally, the exercise of stock options increased stockholders’ equity by $0.4 million, including the income tax benefit realized by the Company upon the exercise of the options. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $4.5 million and the purchase of 28,120 treasury shares at a cost of $0.6 million. Book value per common share was $14.79 at March 31, 2014 compared to $14.36 at December 31, 2013.

On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock.  During the three months ended March 31, 2014, the Company repurchased 28,120 shares, of the Company’s common stock at an average cost of $19.76 per share.  At March 31, 2014, 521,750 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Cash flow.  During the three months ended March 31, 2014, funds provided by the Company's operating activities amounted to $14.4 million. These funds combined with $83.1 million provided from financing activities were utilized to fund net investing activities of $87.4 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During the three months ended March 31, 2014, the net total of loan originations and purchases less loan repayments and sales was $63.7 million. During the three months ended March 31, 2014, the Company also funded $48.3 million in purchases of securities available for sale and repaid $29.5 million in short-term borrowed funds.  During the three months ended March 31, 2014, funds were provided by a net increase in total deposits of $117.8 million.  Additionally, funds were provided by $22.6 million in proceeds from maturities, sales, calls and prepayments of securities available for sale. The Company also used funds of $4.5 million and $1.7 million for dividend payments and purchases of treasury stock, respectively, during the three months ended March 31, 2014.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2014.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At March 31, 2014, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2014:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-3.46%	6.06%	14.23%
-100 Basis points	0.23	6.06	14.43
Base interest rate	-	-	13.95
+100 Basis points	-4.76	-12.34	12.65
+200 Basis points	-9.87	-24.67	11.25

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2014				2013
	Average Balance	Interest	Cost		Average Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,990,670	38,582	5.16%		$2,882,021	39,747	5.52%
Other loans, net (1)	400,646	3,538	3.53		304,704	3,193	4.19
Total loans, net	3,391,316	42,120	4.97		3,186,725	42,940	5.39
Mortgage-backed securities	769,914	5,390	2.80		708,977	5,721	3.23
Other securities	270,053	1,674	2.48		220,181	1,408	2.56
Total securities	1,039,967	7,064	2.72		929,158	7,129	3.07
Interest-earning deposits and
federal funds sold	54,555	27	0.20		38,975	17	0.17
Total interest-earning assets	4,485,838	49,211	4.39		4,154,858	50,086	4.82
Other assets	251,801				271,809
Total assets	$4,737,639				$4,426,667

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$263,691	119	0.18		$284,982	135	0.19
NOW accounts	1,472,015	1,693	0.46		1,184,758	1,582	0.53
Money market accounts	197,454	107	0.22		143,405	54	0.15
Certificate of deposit accounts	1,109,738	5,786	2.09		1,227,033	6,511	2.12
Total due to depositors	3,042,898	7,705	1.01		2,840,178	8,282	1.17
Mortgagors' escrow accounts	43,296	13	0.12		42,139	9	0.09
Total deposits	3,086,194	7,718	1.00		2,882,317	8,291	1.15
Borrowed funds	983,867	5,006	2.04		913,298	7,649	3.35
Total interest-bearing liabilities	4,070,061	12,724	1.25		3,795,615	15,940	1.68
Non interest-bearing deposits	189,688				148,357
Other liabilities	37,464				41,245
Total liabilities	4,297,213				3,985,217
Equity	440,426				441,450
Total liabilities and equity	$4,737,639				$4,426,667

Net interest income / net interest rate spread		$36,487	3.14%			$34,146	3.14%

Net interest-earning assets / net interest margin	$415,777		3.25%		$359,243		3.29%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	X			1.09	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

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

	For the three months ended March 31,
(In thousands)	2014	2013

Mortgage Loans

At beginning of period	$3,028,452	$2,906,881

Mortgage loans originated:
Multi-family residential	57,812	42,925
Commercial real estate	13,416	6,534
One-to-four family – mixed-use property	9,999	4,390
One-to-four family – residential	9,100	6,510
Co-operative apartments	-	2,067
Construction	697	-
Total mortgage loans originated	91,024	62,426

Mortgage loans purchased:
Commercial real estate	-	452
Total mortgage loans purchased	-	452

Less:
Principal and other reductions	85,749	96,853
Sales	4,309	4,519

At end of period	$3,029,418	$2,868,387

Commercial Business and Other Loans

At beginning of period	$394,556	$314,494

Other loans originated:
Small Business Administration	353	168
Commercial business	94,492	57,139
Other	464	1,201
Total other loans originated	95,309	58,508

Other loans purchased:
Taxi medallion	11,649	-
Total other loans purchased	11,649	-

Less:
Principal and other reductions	42,353	52,687
Sales	-	-

At end of period	$459,161	$320,315

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED (“TDR”) AND NON-PERFORMING ASSETS

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	March 31, 2014	December 31, 2013
Accrual Status:
Multi-family residential	$3,074	$3,087
Commercial real estate	2,398	2,407
One-to-four family - mixed-use property	2,288	2,297
One-to-four family - residential	362	364
Construction	-	442
Commercial business and other	2,367	4,406

Total	10,489	13,003

Non-accrual status:
One-to-four family - mixed-use property	382	383
Total	382	383

Total performing troubled debt restructured	$10,871	$13,386

During the three months ended March 31, 2014, two TDR totaling $2.4 million were transferred to non-performing status.  While these borrowers continue to remit monthly payments on these loans, they are over 90 days past maturity, which results in these loans being included in non-performing loans.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	March 31, 2014	December 31, 2013
Loans 90 days or more past due and still accruing:
Multi-family residential	$188	$52
Commercial real estate	793	-
One-to-four family - mixed-use property	874	-
One-to-four family - residential	15	15
Construction	1,012	-
Commercial business and other	2,490	539
Total	5,372	606

Non-accrual loans:
Multi-family residential	12,062	13,682
Commercial real estate	8,769	9,962
One-to-four family - mixed-use property	7,977	9,063
One-to-four family - residential	12,208	13,250
Co-operative apartments	-	57
Commercial business and other	2,165	2,348
Total	43,181	48,362

Total non-performing loans	48,553	48,968

Other non-performing assets:
Real estate acquired through foreclosure	1,700	2,985
Investment securities	-	1,871
Total	1,700	4,856

Total non-performing assets	$50,253	$53,824

Included in loans over 90 days past due and still accruing were 13 loans totaling $5.4 million and six loans totaling $0.6 million at March 31, 2014 and December 31, 2013, respectively. These loans are all past their respective maturity dates and are still remitting payments.  The Bank is actively working with these borrowers to extend the maturity of or repay these loans.

Included in non-performing loans were three loans totaling $4.7 million and one loan for $2.3 million which were restructured as TDR and not performing in accordance with their restructured terms at March 31, 2014 and December 31, 2013, respectively.

Hurricane Sandy caused significant damage to numerous homes and businesses throughout the New York Metropolitan area. In working with its borrowers and depositors affected by this hurricane, the Bank had entered into payment agreements on 30 loans totaling $18.9 million. These agreements originally provided for partial payment deferrals, generally for 90 days, but some agreements provide for longer deferral periods. These agreements were intended to provide the borrowers the opportunity to fully assess any damage to the properties, apply for and receive insurance proceeds, and repair damages to the properties. At March 31, 2014, 10 loans totaling $5.6 million remain under these agreements, of which seven loans totaling $4.7 million are considered non-performing and we have placed them on non-accrual status until they reestablish a payment history and bring the loans current. Eight loans are current under their repayment plans and have had their agreements extended into 2014 to give the borrowers additional time to recover. Two loans are delinquent under their repayment plans. Each borrower was required, commencing at the end of the deferral period, to make their regularly scheduled loan payments plus a portion of the deferred amounts. As of March 31, 2014, the Bank has not incurred, and does not expect to incur, any losses related to these agreements.

The Bank’s non-performing assets totaled $50.3 million at March 31, 2014, a decrease of $3.6 million from $53.8 million at December 31, 2013. Total non-performing assets as a percentage of total assets were 1.04% at March 31, 2014 compared to 1.14% at December 31, 2013. The ratio of allowance for loan losses to total non-performing loans was 62.3% at March 31, 2014 and 64.9% at December 31, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During the three months ended March 31, 2014, 24 loans totaling $6.1 million were added to non-accrual loans, 18 loans totaling $4.9 million were returned to performing status, eight loans totaling $1.5 million were paid in full, nine loans totaling $3.9 million were sold, one loan totaling $0.1 million was transferred to other real estate owned, and charge-offs of $0.6 million were recorded on non-accrual loans that were non-accrual at the beginning of the first quarter of 2014.

At December 31, 2013, non-accrual investment securities included one pooled trust preferred security with a carrying amount of $1.9 million for which we were not receiving payments. During the three months ended March 31, 2014, the Company sold the one non-accrual trust preferred security for total proceeds of $2.1 million.

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	March 31, 2014		December 31, 2013
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$2,204	$13,267	$2,555	$14,102
Commercial real estate	726	4,876	523	5,029
One-to-four family - mixed-use property	1,382	13,193	1,099	14,017
One-to-four family - residential	903	1,848	517	3,927
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	-
Small Business Administration	-	198	-	105
Taxi medallion	-	-	-	-
Commercial business and other	-	210	2	187
Total delinquent loans	$5,215	$33,592	$4,696	$37,367

CRITICIZED AND CLASSIFIED ASSETS

 Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary.  These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $144.6 million at March 31, 2014, an increase of $14.4 million from $130.2 million at December 31, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at March 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$10,554	$16,216	$1,607	$-	$28,377
Commercial real estate	32,374	19,005	-	-	51,379
One-to-four family - mixed-use property	6,757	14,029	-	-	20,786
One-to-four family - residential	2,423	13,580	-	-	16,003
Co-operative apartments	-	-	-	-	-
Construction loans	-	1,316	-	-	1,316
Small Business Administration	302	-	-	-	302
Commercial business and other	5,288	10,104	50	-	15,442
Total loans	57,698	74,250	1,657	-	133,605

Investment Securities: (1)
Pooled trust preferred securities	-	9,262	-	-	9,262
Total investment securities	-	9,262	-	-	9,262

Other Real Estate Owned	-	1,700	-	-	1,700
Total	$57,698	$85,212	$1,657	$-	$144,567

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	42,653	73,342	50	-	116,045

Investment Securities: (1)
Pooled trust preferred securities	-	11,134	-	-	11,134
Total investment securities	-	11,134	-	-	11,134

Other Real Estate Owned	-	2,985	-	-	2,985
Total	$42,653	$87,461	$50	$-	$130,164

(1)   Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $6.0 million and $7.9 million at March 31, 2014 and December 31, 2013, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Bank’s securities. Flushing Financial Corporation did not have any securities classified or criticized at March 31, 2014 and December 31, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property.  The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At March 31, 2014, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 46.5%.

We classify investment securities as Substandard when, based on an internal review, we concluded the securities are below investment grade. We have designated a total of two investment securities that are held at the Bank as Substandard at March 31, 2014. Our classified investment securities at March 31, 2014 held by the Bank include two issues of pooled trust preferred securities. The Investment Securities which are classified as Substandard at March 31, 2014 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. We test each of these securities quarterly for impairment, through an independent third party.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of our lenders, collection policies and experience, internal loan review function and other external factors.  Additionally, we segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards.  Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 have a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral is generally evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired collateral dependent loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired collateral dependent loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance for loan losses, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We incurred total net charge-offs of $0.4 million and $6.1 million during the three months ended March 31, 2014 and 2013, respectively.  Non-performing loans totaled $48.6 million and $88.0 million at March 31, 2014 and 2013, respectively.   The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At March 31, 2014, the average loan-to-value ratio for our non-performing loans collateralized by real estate was 46.5%.  A provision (benefit) for loan losses of ($1.1 million) and $6.0 million was recorded for the three months ended March 31, 2014 and 2013, respectively.  Management has concluded, and the Board of Directors has concurred, that at March 31, 2014, the allowance for loan losses was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2014	2013

Balance at beginning of period	$31,776	$31,104

Provision (benefit) for loan losses	(1,119)	6,000

Loans charged-off:
Multi-family residential	(605)	(1,488)
Commercial real estate	(47)	(681)
One-to-four family – mixed-use property	(83)	(2,606)
One-to-four family – residential	(42)	(691)
Co-operative apartments	-	(74)
Construction	-	(234)
Small Business Administration	-	(204)
Commercial business and other	(124)	(304)
Total loans charged-off	(901)	(6,282)

Recoveries:
Multi-family residential	7	11
Commercial real estate	382	80
One-to-four family – mixed-use property	40	53
One-to-four family – residential	68	31
Co-operative apartments	7	-
Small Business Administration	10	30
Commercial business and other	-	-
Total recoveries	514	205

Net charge-offs	(387)	(6,077)

Balance at end of period	$30,270	$31,027

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.76%
Ratio of allowance for loan losses to gross loans at end of period	0.87%	0.97%
Ratio of allowance for loan losses to non-performing assets at end of period	60.24%	33.02%
Ratio of allowance for loan losses to non-performing loans at end of period	62.34%	35.27%

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

The rule as adopted prohibited banking entities from owning collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) after July 21, 2015. At March 31, 2014, the Company held TruPs CDOs with an amortized cost and market value totaling $9.3 million and $6.0 million, respectively.

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

As a result of the interim final rule, the Company determined that the TruPS CDOs it owns at March 31, 2014 are not prohibited by the Volcker Rule.

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 1.     LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits.  Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2014:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2014	-	$-	-	549,870
February 1 to February 28, 2014	28,120	19.76	28,120	521,750
March 1 to March 31, 2014	-	-	-	521,750
Total	28,120	$19.76	28,120

During the year ended December 31, 2013, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on September 20, 2011.  On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock.  During the three months ended March 31, 2014, the Company repurchased 28,120 shares of the Company’s common stock at an average cost of $19.76 per share.  At March 31, 2014, 521,750 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

PART II – OTHER INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (7)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (8)
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
(6) Incorporated by reference to Exhibit filed with Form 10-K filed December 31, 2011.
(7) Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.
(8) Incorporated by reference to Exhibit filed with Form 8-K filed December 18, 2013.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: May 12, 2014                                                                            By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 12, 2014                                                                            By: /s/David Fry
David Fry
Senior Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (7)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (8)
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
(6) Incorporated by reference to Exhibit filed with Form 10-K filed December 31, 2011.
(7) Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.
(8) Incorporated by reference to Exhibit filed with Form 8-K filed December 18, 2013.