Form 10-Q
period 2014-06-30
FLUSHING FINANCIAL CORP
filed 2014-08-11
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2014 was 30,194,640.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
Item 1. Financial Statements

(Dollars in thousands, except per share data)	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$36,982	$33,485
Securities available for sale:
Mortgage-backed securities ($5,182 and $7,119 at fair value pursuant to the fair value option at June 30, 2014 and December 31, 2013, respectively)	770,545	756,156
Other securities ($33,718 and $30,163 at fair value pursuant to the fair value option at June 30, 2014 and December 31, 2013 respectively)	288,137	261,634
Loans held for sale	-	425
Loans:
Multi-family residential	1,784,111	1,712,039
Commercial real estate	510,224	512,552
One-to-four family ― mixed-use property	581,207	595,751
One-to-four family ― residential	192,895	193,726
Co-operative apartments	9,885	10,137
Construction	4,717	4,247
Small Business Administration	7,543	7,792
Taxi medallion	25,291	13,123
Commercial business and other	405,853	373,641
Net unamortized premiums and unearned loan fees	10,811	11,170
Allowance for loan losses	(29,235)	(31,776)
Net loans	3,503,302	3,402,402
Interest and dividends receivable	17,524	17,370
Bank premises and equipment, net	19,779	20,356
Federal Home Loan Bank of New York stock	51,407	46,025
Bank owned life insurance	111,137	109,606
Goodwill	16,127	16,127
Other assets	38,872	57,915
Total assets	$4,853,812	$4,721,501

LIABILITIES
Due to depositors:
Non-interest bearing	$213,263	$197,343
Interest-bearing:
Certificate of deposit accounts	1,159,897	1,120,955
Savings accounts	254,665	265,003
Money market accounts	272,679	199,907
NOW accounts	1,297,480	1,416,774
Total interest-bearing deposits	2,984,721	3,002,639
Mortgagors' escrow deposits	40,987	32,798
Borrowed funds ($29,388 and $29,570 at fair value pursuant to the fair value option at June 30, 2014 and December 31, 2013, respectively)	966,202	856,822
Securities sold under agreements to repurchase	146,000	155,300
Other liabilities	42,132	44,067
Total liabilities	4,393,305	4,288,969

Commitments and contingencies (Notes 4 & 5)

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June 30, 2014 and December 31, 2013; 30,185,040 shares and 30,123,252 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	315	315
Additional paid-in capital	205,322	201,902
Treasury stock, at average cost (1,345,555 shares and 1,407,343 shares at June 30, 2014 and December 31, 2013, respectively)	(22,048)	(22,053)
Retained earnings	276,269	263,743
Accumulated other comprehensive (loss) income, net of taxes	649	(11,375)
Total stockholders' equity	460,507	432,532

Total liabilities and stockholders' equity	$4,853,812	$4,721,501

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30 ,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Interest and dividend income
Interest and fees on loans	$42,489	$42,861	$84,609	$85,801
Interest and dividends on securities:
Interest	6,867	7,174	13,742	14,128
Dividends	195	236	384	411
Other interest income	18	24	45	41
Total interest and dividend income	49,569	50,295	98,780	100,381

Interest expense
Deposits	7,670	8,093	15,388	16,384
Other interest expense	5,070	4,906	10,076	12,555
Total interest expense	12,740	12,999	25,464	28,939

Net interest income	36,829	37,296	73,316	71,442
(Benefit) provision for loan losses	(1,092)	3,500	(2,211)	9,500
Net interest income after provision for loan losses	37,921	33,796	75,527	61,942

Non-interest income (loss)
Other-than-temporary impairment ("OTTI") charge	-	(1,221)	-	(1,221)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	-	718	-	718
Net OTTI charge recognized in earnings	-	(503)	-	(503)
Banking services fee income	867	1,228	1,576	2,268
Net gain on sale of loans	-	152	-	143
Net gain from sale of securities	-	18	-	2,876
Net loss from fair value adjustments	(402)	(308)	(1,046)	(431)
Federal Home Loan Bank of New York stock dividends	430	401	981	815
Bank owned life insurance	755	841	1,531	1,666
Other income	336	370	654	713
Total non-interest income	1,986	2,199	3,696	7,547

Non-interest expense
Salaries and employee benefits	11,944	10,961	24,522	23,194
Occupancy and equipment	1,919	1,856	3,954	3,716
Professional services	1,527	1,515	2,737	3,133
FDIC deposit insurance	673	786	1,370	1,777
Data processing	1,042	1,099	2,110	2,142
Depreciation and amortization	717	734	1,432	1,501
Other real estate owned/foreclosure expense	279	444	535	1,112
Other operating expenses	2,523	2,818	6,057	6,057
Total non-interest expense	20,624	20,213	42,717	42,632

Income before income taxes	19,283	15,782	36,506	26,857

Provision for income taxes
Federal	5,513	4,663	10,271	8,124
State and local	2,085	1,492	4,254	2,350
Total taxes	7,598	6,155	14,525	10,474

Net income	$11,685	$9,627	$21,981	$16,383

Basic earnings per common share	$0.39	$0.32	$0.73	$0.54
Diluted earnings per common share	$0.39	$0.32	$0.73	$0.54
Dividends per common share	$0.15	$0.13	$0.30	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Comprehensive Income
Net income	$11,685	$9,627	$21,981	$16,383
Amortization of actuarial losses	98	174	161	348
Amortization of prior service credits	(7)	(6)	(10)	(12)
OTTI charges included in income	-	283	-	283
Unrealized gains (losses) on securities, net	6,513	(15,634)	11,873	(19,837)
Comprehensive income (loss)	$18,289	$(5,556)	$34,005	$(2,835)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,981	$16,383
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for loan losses	(2,211)	9,500
Depreciation and amortization of bank premises and equipment	1,432	1,501
Net gain on sale of loans	-	(143)
Net gain on sale of securities	-	(2,876)
Amortization of premium, net of accretion of discount	3,582	3,750
Net loss from fair value adjustments	1,046	431
OTTI charge recognized in earnings	-	503
Income from bank owned life insurance	(1,531)	(1,666)
Stock-based compensation expense	3,135	2,400
Deferred compensation	(1,486)	(509)
Amortization of core deposit intangibles	-	234
Excess tax benefit from stock-based payment arrangements	(748)	(324)
Deferred income tax provision	2,745	148
Decrease in prepaid FDIC assessment	-	3,287
Increase in other liabilities	1,948	7,307
Decrease in other assets	1,489	572
Net cash provided by operating activities	31,382	40,498

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(855)	(381)
Net purchase of Federal Home Loan Bank of New York shares	(5,382)	(5,083)
Purchases of securities available for sale	(70,871)	(303,694)
Proceeds from sales and calls of securities available for sale	1,871	106,914
Proceeds from maturities and prepayments of securities available for sale	47,535	75,567
Net originations of loans	(90,946)	(77,337)
Purchases of loans	(12,884)	(452)
Proceeds from sale of real estate owned	2,034	2,834
Proceeds from sale of delinquent loans	7,332	20,891
Net cash used in investing activities	(122,166)	(180,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	15,920	18,164
Net increase (decrease) in interest-bearing deposits	(18,405)	28,362
Net increase in mortgagors' escrow deposits	8,189	8,245
Net proceeds from short-term borrowed funds	109,000	38,000
Proceeds from long-term borrowings	-	149,837
Repayment of long-term borrowings	(9,300)	(79,911)
Purchases of treasury stock	(3,285)	(13,363)
Excess tax benefit from stock-based payment arrangements	748	324
Proceeds from issuance of common stock upon exercise of stock options	429	235
Cash dividends paid	(9,015)	(7,879)
Net cash provided by financing activities	94,281	142,014

Net increase in cash and cash equivalents	3,497	1,771
Cash and cash equivalents, beginning of period	33,485	40,425
Cash and cash equivalents, end of period	$36,982	$42,196

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$25,172	$28,319
Income taxes paid	12,236	10,732
Taxes paid if excess tax benefits were not tax deductible	12,984	11,056
Non-cash activities:
Loans transferred to real estate owned	655	2,758
Loans provided for the sale of real estate owned	308	2,583
Loans held for investment transferred to available for sale	-	7,525
Loans held for sale transferred to loans held for investment	-	2,214

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the six months ended June 30,
(Dollars in thousands, except per share data)	2014	2013

Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$201,902	$198,314
Award of common shares released from Employee Benefit Trust (129,694 and 137,346 common shares for the six months ended June 30, 2014 and 2013, respectively)	1,975	1,556
Shares issued upon vesting of restricted stock unit awards (2,500 and 120,014 common shares for the six months ended June 30, 2014 and 2013, respectively)	9	160
Issuance upon exercise of stock options (100,625 and 96,925 common shares for the six months ended June 30, 2014 and 2013, respectively)	296	116
Stock-based compensation activity, net	392	(192)
Stock-based income tax benefit	748	324
Balance, end of period	$205,322	$200,278
Treasury Stock
Balance, beginning of period	$(22,053)	$(10,257)
Purchases of shares outstanding (108,120 and 806,092 common shares for the six months ended June 30, 2014, and 2013, respectively)	(2,143)	(12,609)
Shares issued upon vesting of restricted stock unit awards (188,480 and 176,456 common shares for the six months ended June 30, 2014 and 2013, respectively)	2,972	2,335
Issuance upon exercise of stock options (100,625 and 151,355 common shares for the six months ended June 30, 2014 and 2013, respectively)	1,608	2,056
Purchases of shares to fund options exercised (63,732 and 112,332 common shares for the six months ended June 30, 2014 and 2013, respectively)	(1,290)	(1,750)
Repurchase of shares to satisfy tax obligations (55,465 and 49,103 common shares for the six months ended June 30, 2014 and 2013, respectively)	(1,142)	(754)
Balance, end of period	$(22,048)	$(20,979)
Retained Earnings
Balance, beginning of period	$263,743	$241,856
Net income	21,981	16,383
Cash dividends declared and paid on common shares ($0.30 and $0.26 per common share for the six months ended June 30, 2014 and 2013, respectively)	(9,015)	(7,879)
Issuance upon exercise of stock options (7,200 and 54,160 common shares for the six months ended June 30, 2014 and 2013, respectively)	(45)	(69)
Shares issued upon vesting of restricted stock unit awards (185,980 and 56,242 common shares for the six months ended June 30, 2014 and 2013, respectively)	(395)	(99)
Balance, end of period	$276,269	$250,192
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(11,375)	$12,137
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately ($9,141) and $14,140 for the six months ended June 30, 2014 and 2013, respectively	11,873	(18,218)
Amortization of actuarial losses, net of taxes of approximately ($189) and ($270) for the six months ended June 30, 2014 and 2013, respectively	161	348
Amortization of prior service credits, net of taxes of approximately $13 and $10 for the six months ended June 30, 2014 and 2013, respectively	(10)	(12)
OTTI charges included in income, net of taxes of approximately ($220) for the six months ended June 30, 2013	-	283
Reclassification adjustment for gains included in net income, net of tax of approximately $1,257 for the six months ended June 30, 2013	-	(1,619)
Balance, end of period	$649	$(7,081)

Total Stockholders' Equity	$460,507	$422,725

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income, as reported	$11,685	$9,627	$21,981	$16,383
Divided by:
Weighted average common shares outstanding	30,059	30,213	30,022	30,330
Weighted average common stock equivalents	31	22	34	27
Total weighted average common shares outstanding and common stock equivalents	30,090	30,235	30,056	30,357

Basic earnings per common share	$0.39	$0.32	$0.73	$0.54
Diluted earnings per common share (1)	$0.39	$0.32	$0.73	$0.54
Dividend payout ratio	38.5%	40.6%	41.1%	48.1%

(1)
For the three and six months ended June 30, 2014, there were no options which were considered anti-dilutive. For the three and six months ended June 30, 2013, options to purchase 542,340 shares at an average exercise price of $17.66 were not included in the computation of diluted earnings per common share as they were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three and six months ended June 30, 2014 and 2013. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2014:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,686	$112,577	$2,286	$395
Municipals	133,892	135,262	1,977	607
Mutual funds	26,937	26,937	-	-
Other	16,343	13,361	-	2,982
Total other securities	287,858	288,137	4,263	3,984
REMIC and CMO	512,453	514,622	8,616	6,447
GNMA	33,588	35,642	2,186	132
FNMA	206,666	207,819	4,072	2,919
FHLMC	12,236	12,462	267	41
Total mortgage-backed securities	764,943	770,545	15,141	9,539
Total securities available for sale	$1,052,801	$1,058,682	$19,404	$13,523

 PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Mortgage-backed securities shown in the table above include three private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $12.5 million and $12.6 million, respectively, at June 30, 2014.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2014:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$49,605	$395	$9,809	$191	$39,796	$204
Municipals	44,859	607	17,307	49	27,552	558
Other	6,580	2,982	-	-	6,580	2,982
Total other securities	101,044	3,984	27,116	240	73,928	3,744
REMIC and CMO	236,976	6,447	89,203	1,022	147,773	5,425
GNMA	8,989	132	-	-	8,989	132
FNMA	96,273	2,919	-	-	96,273	2,919
FHLMC	7,192	41	-	-	7,192	41
Total mortgage-backed securities	349,430	9,539	89,203	1,022	260,227	8,517
Total securities available for sale	$450,474	$13,523	$116,319	$1,262	$334,155	$12,261

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

The Company reviewed each investment that had an unrealized loss at June 30, 2014. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax. Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

The Company evaluates its pooled trust preferred securities, included in the table above in the row labeled “Other”, using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty. For single issuer trust preferred securities, the Company evaluates the issuer’s financial condition. When an OTTI is identified, the portion of the impairment that is credit related, for trust preferred securities, is determined by management by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings.

Corporate:
The unrealized losses in Corporate securities at June 30, 2014 consist of losses on six Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Municipal Securities:
The unrealized losses in Municipal securities at June 30, 2014, consist of losses on 13 municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Other Securities:
The unrealized losses in Other Securities at June 30, 2014, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on these securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates the pooled trust preferred securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

In order to estimate potential future defaults and deferrals, we segregated the performing underlying issuers by their Texas Ratio. We then reviewed performing issuers with Texas Ratios in excess of 50%. The Texas Ratio is a key indicator of the health of the institution and the likelihood of failure. This ratio compares the problem assets of the institution to the institution’s available capital and reserves to absorb losses that are likely to occur in these assets. No issuer in our pooled trust preferred securities had a Texas Ratio in excess of 50%. We concluded that issuers with a Texas Ratio below 50% are considered healthy, and there was minimal risk of default. We assigned a zero percent default rate to these issuers. Our analysis also assumed that issuers currently deferring would default with no recovery, and issuers that have defaulted will have no recovery.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) one issuer totaling $13.3 million will prepay in the third quarter of 2014; (2) two issuers totaling $21.5 million will prepay in the second quarter of 2015; (3) senior classes will not call the debt on their portions; and (4) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security.

The Company also owns a single issue security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income – Net gain (loss) from fair value adjustments.

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management and based on the review performed at June 30, 2014, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, the Company held four trust preferred issues which had a current credit rating of at least one rating below investment grade. One of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining three trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at June 30, 2014. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
			(Dollars in thousands)

Single issuer	n/a	1	$300	$290	$-	None	None	BB-
Pooled issuer	B1	16	5,617	3,040	2,383	22.5%	0.0%	C
Pooled issuer	C1	15	3,645	3,250	1,355	21.3%	0.0%	C
Total			$9,562	$6,580	$3,738

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at June 30, 2014 consist of 10 issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 16 issues from the Federal National Mortgage Association (“FNMA”) and four issues from Government National Mortgage Association (“GNMA”).

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2014.

GNMA:
The unrealized losses in GNMA securities at June 30, 2014 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at June 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

FNMA:
The unrealized losses in FNMA securities at June 30, 2014 consist of losses on 13 securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2014.

FHMLC:
The unrealized losses in FHMLC securities at June 30, 2014 consist of losses on two securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities are performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these securities’ to be other-than-temporarily impaired at June 30, 2014.

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on two pooled trust preferred securities, as of June 30, 2014, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Ending Credit Loss Amount

Trust preferred securities (1)	$9,262	$6,290	$2,972	$3,738
Total	$9,262	$6,290	$2,972	$3,738

(1)	The Company has recorded OTTI charges in the Consolidated Statements of Income on two pooled trust preferred securities for which a portion of the unrealized losses are currently recorded in AOCI.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$3,738	$6,009	$3,738	$6,178

Recognition of actual losses	-	(319)	-	(488)
OTTI charges due to credit loss recorded in earnings	-	503	-	503
Securities sold during the period	-	-	-	-
Securities where there is an intent to sell or requirement to sell	-	-	-	-
Ending balance	$3,738	$6,193	$3,738	$6,193

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at June 30, 2014, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$44,295	$44,424
Due after one year through five years	41,225	43,266
Due after five years through ten years	63,537	63,354
Due after ten years	138,801	137,093
Total other securities	287,858	288,137
Mortgage-backed securities	764,943	770,545
Total securities available for sale	$1,052,801	$1,058,682

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Gross gains from the sale of securities	$-	$18	$-	$3,217
Gross losses from the sale of securities	-	-	-	(341)
Net gains from the sale of securities	$-	$18	$-	$2,876

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. The allowance is established through a provision (benefit) for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s lenders, collection policies and experience, internal loan review function and other external factors. Additionally, the Company segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 have a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired loans. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses is established through charges to earnings in the form of a provision (benefit) for loan losses. Increases and decreases in the allowance other than charge-offs and recoveries are included in the provision (benefit) for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

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

As of June 30, 2014, we utilized recent third party appraisals of the collateral to measure impairment for $47.4 million, or 76.2%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $14.8 million, or 23.8%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At June 30, 2014, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The Bank did not modify and classify any loans as TDR during the three or six months ended June 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows loans modified and classified as TDR during the three and six months ended June 30, 2013:

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Multi-family residential	-	$-		1	$413	Received a below market interest rate and the loan amortization was extended
Commercial real estate	1	488	Received a below market interest rate, loan amortization was extended, and loan term extended	2	761	Received a below market interest rate and the loan amortization was extended
One-to-four family - mixed-use property	1	390	Received a below market interest rate, loan amortization was extended, and loan term extended	1	390	Received a below market interest rate and the loan amortization was extended
Commercial business and other	-	-		1	615	Received a below market interest rate and the loan term was extended
Total	2	$878		5	$2,179

The recorded investment of each of the loans modified and classified to a TDR, presented in the table above, was unchanged as there was no principal forgiven in any of these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	10	$3,061	10	$3,087
Commercial real estate	4	3,652	4	3,686
One-to-four family - mixed-use property	7	2,405	8	2,692
One-to-four family - residential	1	359	1	364
Construction	-	-	1	746
Commercial business and other	3	1,066	4	3,127
Total performing troubled debt restructured	25	$10,543	28	$13,702

During the six months ended June 30, 2014, two TDR loans totaling $2.4 million were transferred to non-performing status when they became over 90 days past maturity, which resulted in these loans being included in non-performing loans. These loans were paid in full during the quarter ended June 30, 2014. During the six months ended June 30, 2014, one additional TDR loan for $0.2 million was transferred to non-performing status when it became 90 days past due as to payments. During the six months ended June 30, 2013, there were no loans classified as TDR transferred to non-performing status.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Commercial real estate	1	$2,186	1	$2,332
One-to-four family - mixed-use property	1	187	-	-

Total troubled debt restructurings that subsequently defaulted	2	$2,373	1	$2,332

The following table shows our non-performing loans at the periods indicated:

(In thousands)	June 30, 2014	December 31, 2013

Loans 90 days or more past due and still accruing:
Multi-family residential	$987	$52
Commercial real estate	266	-
One-to-four family - mixed-use property	1,303	-
One-to-four family - residential	14	15
Commercial Business and other	410	539
Total	2,980	606

Non-accrual mortgage loans:
Multi-family residential (1)	10,861	13,297
Commercial real estate	9,761	9,962
One-to-four family - mixed-use property	8,713	9,063
One-to-four family - residential	11,346	13,250
Co-operative apartments	-	57
Total	40,681	45,629

Non-accrual non-mortgage loans:
Commercial Business and other	2,130	2,348
Total	2,130	2,348

Total non-accrual loans	42,811	47,977

Total non-accrual loans and days or more past due and still accruing	$45,791	$48,583

(1)	The table above does not include non-performing Loans held for sale of $0.4 million at December 31, 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$989	$1,697	$1,979	$3,510
Less: Interest income included in the results of operations	151	220	318	496
Total foregone interest	$838	$1,477	$1,661	$3,014

The following table shows an age analysis of our recorded investment in loans at June 30, 2014:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$12,320	$1,325	$10,860	$24,505	$1,759,606	$1,784,111
Commercial real estate	8,615	-	9,762	18,377	491,847	510,224
One-to-four family - mixed-use property	14,325	718	8,714	23,757	557,450	581,207
One-to-four family - residential	2,363	472	11,136	13,971	178,924	192,895
Co-operative apartments	-	-	-	-	9,885	9,885
Construction loans	-	-	-	-	4,717	4,717
Small Business Administration	108	-	-	108	7,435	7,543
Taxi medallion	-	-	-	-	25,291	25,291
Commercial business and other	51	-	1,190	1,241	404,612	405,853
Total	$37,782	$2,515	$41,662	$81,959	$3,439,767	$3,521,726

The following table shows an age analysis of our recorded investment in loans at December 31, 2013:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$14,101	$2,554	$13,297	$29,952	$1,682,087	$1,712,039
Commercial real estate	5,029	523	9,962	15,514	497,038	512,552
One-to-four family - mixed-use property	14,017	1,099	9,063	24,179	571,572	595,751
One-to-four family - residential	3,828	518	12,953	17,299	176,427	193,726
Co-operative apartments	99	-	144	243	9,894	10,137
Construction loans	-	-	-	-	4,247	4,247
Small Business Administration	106	-	-	106	7,686	7,792
Taxi medallion	-	-	-	-	13,123	13,123
Commercial business and other	187	2	1,213	1,402	372,239	373,641
Total	$37,367	$4,696	$46,632	$88,695	$3,334,313	$3,423,008

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended June 30, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$11,103	$5,379	$7,142	$1,944	$-	$40	$391	$14	$4,257	$30,270
Charge-off's	(69)	(39)	(175)	(37)	-	-	(49)	-	(1)	(370)
Recoveries	134	-	95	97	-	-	51	-	50	427
Provision (benefit)	(418)	(13)	(69)	(214)	-	(6)	(20)	-	(352)	(1,092)
Ending balance	$10,750	$5,327	$6,993	$1,790	$-	$34	$373	$14	$3,954	$29,235
Ending balance: individually evaluated for impairment	$299	$197	$601	$56	$-	$-	$-	$-	$150	$1,303
Ending balance: collectively evaluated for impairment	$10,451	$5,130	$6,392	$1,734	$-	$34	$373	$14	$3,804	$27,932

Financing Receivables:
Ending balance	$1,784,111	$510,224	$581,207	$192,895	$9,885	$4,717	$7,543	$25,291	$405,853	$3,521,726
Ending balance: individually evaluated for impairment	$20,613	$16,728	$16,704	$13,505	$-	$570	$-	$-	$7,899	$76,019
Ending balance: collectively evaluated for impairment	$1,763,498	$493,496	$564,503	$179,390	$9,885	$4,147	$7,543	$25,291	$397,954	$3,445,707

The following table shows the activity in the allowance for loan losses for the three months ended June 30, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,395	$5,660	$6,340	$2,077	$88	$67	$471	$7	$3,922	$31,027
Charge-off's	(1,261)	(53)	(529)	-	-	(70)	(133)	-	(560)	(2,606)
Recoveries	54	213	58	75	4	-	30	-	-	434
Provision (benefit)	1,770	64	565	(53)	7	199	129	-	819	3,500
Ending balance	$12,958	$5,884	$6,434	$2,099	$99	$196	$497	$7	$4,181	$32,355
Ending balance: individually evaluated for impairment	$272	$290	$693	$60	$-	$34	$-	$-	$377	$1,726
Ending balance: collectively evaluated for impairment	$12,686	$5,594	$5,741	$2,039	$99	$162	$497	$7	$3,804	$30,629

Financing Receivables:
Ending balance	$1,607,090	$526,063	$605,254	$196,318	$9,335	$11,450	$8,565	$5,114	$306,897	$3,276,086
Ending balance: individually evaluated for impairment	$26,012	$34,895	$19,146	$14,530	$266	$9,710	$483	$-	$7,551	$112,593
Ending balance: collectively evaluated for impairment	$1,581,078	$491,168	$586,108	$181,788	$9,069	$1,740	$8,082	$5,114	$299,346	$3,163,493

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-off's	(674)	(86)	(258)	(79)	-	-	(49)	-	(125)	(1,271)
Recoveries	141	382	135	165	7	-	61	-	50	941
Provision (benefit)	(801)	72	788	(375)	(111)	(410)	(97)	14	(1,291)	(2,211)
Ending balance	$10,750	$5,327	$6,993	$1,790	$-	$34	$373	$14	$3,954	$29,235
Ending balance: individually evaluated for impairment	$299	$197	$601	$56	$-	$-	$-	$-	$150	$1,303
Ending balance: collectively evaluated for impairment	$10,451	$5,130	$6,392	$1,734	$-	$34	$373	$14	$3,804	$27,932

Financing Receivables:
Ending balance	$1,784,111	$510,224	$581,207	$192,895	$9,885	$4,717	$7,543	$25,291	$405,853	$3,521,726
Ending balance: individually evaluated for impairment	$20,613	$16,728	$16,704	$13,505	$-	$570	$-	$-	$7,899	$76,019
Ending balance: collectively evaluated for impairment	$1,763,498	$493,496	$564,503	$179,390	$9,885	$4,147	$7,543	$25,291	$397,954	$3,445,707

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Charge-off's	(2,749)	(734)	(3,135)	(691)	(74)	(304)	(337)	-	(864)	(8,888)
Recoveries	65	293	111	106	4	-	60	-	-	639
Provision (benefit)	2,641	620	3,498	685	123	434	269	-	1,230	9,500
Ending balance	$12,958	$5,884	$6,434	$2,099	$99	$196	$497	$7	$4,181	$32,355
Ending balance: individually evaluated for impairment	$272	$290	$693	$60	$-	$34	$-	$-	$377	$1,726
Ending balance: collectively evaluated for impairment	$12,686	$5,594	$5,741	$2,039	$99	$162	$497	$7	$3,804	$30,629

Financing Receivables:
Ending balance	$1,607,090	$526,063	$605,254	$196,318	$9,335	$11,450	$8,565	$5,114	$306,897	$3,276,086
Ending balance: individually evaluated for impairment	$26,012	$34,895	$19,146	$14,530	$266	$9,710	$483	$-	$7,551	$112,593
Ending balance: collectively evaluated for impairment	$1,581,078	$491,168	$586,108	$181,788	$9,069	$1,740	$8,082	$5,114	$299,346	$3,163,493

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the six month period ended June 30, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$17,252	$19,470	$-	$17,670	$120
Commercial real estate	11,535	11,865	-	14,036	112
One-to-four family mixed-use property	13,059	15,221	-	12,987	101
One-to-four family residential	13,146	16,119	-	13,363	46
Co-operative apartments	-	-	-	-	-
Construction	570	570	-	570	14
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	5,570	7,159	-	5,467	98

Total loans with no related allowance recorded	61,132	70,404	-	64,093	491

With an allowance recorded:
Mortgage loans:
Multi-family residential	3,361	3,361	299	3,086	33
Commercial real estate	5,193	5,259	197	4,108	96
One-to-four family mixed-use property	3,645	3,732	601	3,396	75
One-to-four family residential	359	359	56	361	7
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	373	86
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,329	2,329	150	3,560	27

Total loans with an allowance recorded	14,887	15,040	1,303	14,884	324

Total Impaired Loans:
Total mortgage loans	$68,120	$75,956	$1,153	$69,950	$690

Total non-mortgage loans	$7,899	$9,488	$150	$9,027	$125

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at June 30, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$9,622	$15,905	$1,647	$-	$27,174
Commercial real estate	10,626	14,339	-	-	24,965
One-to-four family - mixed-use property	4,438	14,682	-	-	19,120
One-to-four family - residential	2,869	13,146	-	-	16,015
Co-operative apartments	-	-	-	-	-
Construction loans	-	570	-	-	570
Small Business Administration	301	-	-	-	301
Commercial business and other	5,262	6,145	50	-	11,457
Total loans	$33,118	$64,787	$1,697	$-	$99,602

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	$42,653	$73,342	$50	$-	$116,045

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the three months ended June 30		For the six months ended June 30
(In thousands)	2014	2013	2014	2013

Balance, beginning of period	$30,270	$31,027	$31,776	$31,104
Provision (benefit) for loan losses	(1,092)	3,500	(2,211)	9,500
Charge-off's	(370)	(2,606)	(1,271)	(8,888)
Recoveries	427	434	941	639
Balance, end of period	$29,235	$32,355	$29,235	$32,355

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Multi-family residential	$(65)	$1,207	$533	$2,684
Commercial real estate	39	(160)	(296)	441
One-to-four family – mixed-use property	80	471	123	3,024
One-to-four family – residential	(60)	(75)	(86)	585
Co-operative apartments	-	(4)	(7)	70
Construction	-	70	-	304
Small Business Administration	(2)	103	(12)	277
Commercial business and other	(49)	560	75	864
Total net loan charge-offs (recoveries)	$(57)	$2,172	$330	$8,249

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $102.0 million and $168.6 million, respectively, at June 30, 2014.

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2014, the Bank did not have any loans held for sale. At December 31, 2013, the Bank had one multi-family loan held for sale of $0.4 million.

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Loans designated as held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer.

The following tables show delinquent and non-performing loans sold during the periods indicated:

	For the three months ended June 30, 2014
(Dollars in thousands)	Loans sold	Proceeds	Net recoveries	Net gain (loss)

Multi-family residential	3	$1,478	$76	$-
Commercial real estate	1	430	-	-
Total	4	$1,908	$76	$-

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

The following tables show delinquent and non-performing loans sold during the periods indicated:

	For the six months ended June 30, 2014
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	7	$3,216	$(70)	$-
Commercial real estate	3	2,047	295	-
One-to-four family - mixed-use property	6	2,069	38	-
Total	16	$7,332	$263	$-

	For the six months ended June 30, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	15	$7,059	$(576)	$6
Commercial real estate	7	3,464	(94)	-
One-to-four family - mixed-use property	30	7,961	(110)	(15)
Commercial business and other	2	66	(185)	-
Total	54	$18,550	$(965)	$(9)

The above table does not include the sale of one performing commercial real estate loan for $2.4 million, resulting in a net gain of $184,000 during the six months ended June 30, 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.	Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)

Balance at beginning of period	$1,700	$2,189	$2,985	$5,278
Acquisitions	491	2,079	606	2,758
Recovery (write-down) of carrying value	49	(115)	(5)	(180)
Sales	(894)	(1,562)	(2,240)	(5,265)
Balance at end of period	$1,346	$2,591	$1,346	$2,591

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Gross gains	$77	$40	$131	$240
Gross losses	-	(66)	(30)	(88)
Recovery (write-down) of carrying value	49	(115)	(5)	(180)
Total	$126	$(141)	$96	$(28)

8.	Stock-Based Compensation

For the three months ended June 30, 2014 and 2013, the Company’s net income, as reported, includes $0.6 million and $0.4 million, respectively, of stock-based compensation costs and $0.2 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans. For the six months ended June 30, 2014 and 2013, the Company’s net income, as reported, includes $3.1 million and $2.4 million, respectively, of stock-based compensation costs and $1.2 million and $0.9 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the six months ended June 30, 2014 and 2013, the Company granted 264,095 and 243,645 restricted stock units, respectively. There were no restricted stock units granted during the three months ended June 30, 2014 and 2013. There were no stock options granted during the six months ended June 30, 2014 and 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The 2014 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 20, 2014 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the Omnibus Plan. Although, commencing upon the approval of the Omnibus Plan by stockholders, no further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (the “Prior Plans”), all outstanding awards under the Prior Plans shall continue in accordance with their terms. At June 30, 2014, there were 1,100,000 shares available for delivery in connection with awards under the Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the six months ended June 30, 2014:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2013	346,584	$14.08
Granted	264,095	20.18
Vested	(200,124)	16.89
Forfeited	(15,356)	15.38
Non-vested at June 30, 2014	395,199	$16.68

Vested but unissued at June 30, 2014	227,083	$16.95

As of June 30, 2014, there was $5.4 million of total unrecognized compensation cost related to RSU awards granted under the Omnibus Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. There were no awards vested during the three months ended June 30, 2014. The total fair value of awards vested for the three months ended June 30, 2013 were $0.2 million. The total fair value of awards vested for the six months ended June 30, 2014 and 2013 were $4.1 million and $2.8 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes certain information regarding the stock option awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual (years)	Aggregate Intrinsic Value $(000) *

Outstanding at December 31, 2013	306,630	$16.02
Granted	-	-
Exercised	(100,625)	17.08
Forfeited	-	-
Outstanding at June 30, 2014	206,005	$15.49	3.4	$1,148
Exercisable shares at June 30, 2014	206,005	$15.49	3.4	$1,148

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of June 30, 2014, there is no remaining unrecognized compensation cost related to stock options granted.

Cash proceeds, fair value received, tax benefits and the intrinsic value related to stock options exercised during the three and six months ended June 30, 2014 and 2013 are provided in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Proceeds from stock options exercised	$87	$212	$429	$235
Fair value of shares received upon exercised of stock options	812	937	1,290	1,574
Tax benefit related to stock options exercised	24	115	93	168
Intrinsic value of stock options exercised	105	203	317	377

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2014:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2013	59,323	$20.70
Granted	8,609	19.89
Forfeited	(13)	21.51
Distributions	(668)	20.10
Outstanding at June 30, 2014	67,251	$20.55
Vested at June 30, 2014	67,066	$20.55

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $25,000 and $21,000 for the three months ended June 30, 2014 and 2013, respectively. The total fair value of the distributions from the Phantom Stock Plan was $7,000 and $8,000 for the three months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense for the Phantom Stock Plan of $17,000 and $78,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the six months ended June 30, 2014 and 2013 were $13,000 and $8,000, respectively.

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013

Employee Pension Plan:
Interest cost	$223	$207	$446	$414
Amortization of unrecognized loss	190	306	380	612
Expected return on plan assets	(336)	(315)	(672)	(630)
Net employee pension expense	$77	$198	$154	$396

Outside Director Pension Plan:
Service cost	$13	$21	$26	$42
Interest cost	29	24	58	48
Amortization of unrecognized gain	(15)	(9)	(30)	(18)
Amortization of past service liability	10	9	20	18
Net outside director pension expense	$37	$45	$74	$90

Other Postretirement Benefit Plans:
Service cost	$90	$112	$180	$224
Interest cost	63	55	126	110
Amortization of unrecognized loss	-	12	-	24
Amortization of past service credit	(22)	(20)	(43)	(40)
Net other postretirement expense	$131	$159	$263	$318

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2013 that it expects to contribute $0.2 million and $0.3 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2014. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2014, the Company has contributed $48,000 to the Outside Director Pension Plan and $34,000 to the Other Postretirement Benefit Plans. As of June 30, 2014, the Company has not revised its expected contributions for the year ending December 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2014, the Company carried financial assets and financial liabilities under the fair value option with fair values of $38.9 million and $29.4 million, respectively. At December 31, 2013, the Company carried financial assets and financial liabilities under the fair value option with fair values of $37.3 million and $29.6 million, respectively. The Company elected to measure at fair value, securities with a cost of $5.0 million that were purchased during the six months ended June 30, 2014. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company sold financial assets carried under the fair value option totaling $1.9 million.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(Dollars in thousands)	2014	2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Mortgage-backed securities	$5,182	$7,119	$24	$(169)	$72	$(531)
Other securities	33,718	30,163	172	(220)	497	53
Borrowed funds	29,388	29,570	154	(1,456)	179	(2,275)
Net gain (loss) from fair value adjustments (1) (2)			$350	$(1,845)	$748	$(2,753)

(1)
The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($0.8) million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, from the change in the fair value of interest rate caps/Swaps.

(2)
The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($1.8) million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively, from the change in the fair value of interest rate caps/Swaps.

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. The Company accrues on the financial instruments and reports, as interest income or interest expense in the Consolidated Statement of Income, the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds have a contractual principal amount of $61.9 million at both June 30, 2014 and December 31, 2013. The fair value of borrowed funds includes accrued interest payable of $0.1 million at June 30, 2014 and December 31, 2013.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at June 30, 2014 and December 31, 2013.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2014 and December 31, 2013, Level 2 included mortgage related securities, corporate debt and interest rate caps/Swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2014 and December 31, 2013, Level 3 included municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at June 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Assets:
Mortgage-backed Securities	$-	$-	$770,545	$756,156	$-	$-	$770,545	$756,156
Other securities	-	-	264,184	237,476	23,953	24,158	288,137	261,634
Interest rate swaps	-	-	178	2,081	-	-	178	2,081
Total assets	$-	$-	$1,034,907	$995,713	$23,953	$24,158	$1,058,860	$1,019,871

Liabilities:
Borrowings	$-	$-	$-	$-	$29,388	$29,570	$29,388	$29,570
Interest rate swaps	-	-	254	-	-	-	254	-
Total liabilities	$-	$-	$254	$-	$29,388	$29,570	$29,642	$29,570

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended June 30, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$10,170	$13,059	$29,541
Transfer into Level 3	-	-	-
Purchases	475	-	-
Principal repayments	(53)	-	-
Net gain from fair value adjustment of financial assets	-	29	-
Net gain from fair value adjustment of financial liabilities	-	-	(154)
Increase in accrued interest payable	-	-	1
Change in unrealized gains (losses) included in other comprehensive income	-	273	-
Ending balance	$10,592	$13,361	$29,388

Changes in unrealized held at period end	$-	$242	$-

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended June 30, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$23,761	$9,378	$7,427	$24,742
Transfer into Level 3	-	-	-	-
Net gain from fair value adjustment of financial assets	-	-	265	-
Net loss from fair value adjustment of financial liabilities	-	-	-	1,456
Increase in accrued interest payable	-	-	-	(6)
Other-than-temporary impairment charge	(503)	-	-	-
Change in unrealized gains (losses) included in other comprehensive income	(328)	(51)	675	-
Ending balance	$22,930	$9,327	$8,367	$26,192

Changes in unrealized held at period end	$(42)	$(102)	$1,205	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the six months ended June 30, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$9,223	$14,935	$29,570
Transfer into Level 3	-	-	-
Purchases	2,475	-	-
Principal repayments	(1,106)	-	-
Sales	-	(1,871)	-
Net gain from fair value adjustment of financial assets	-	55	-
Net gain from fair value adjustment of financial liabilities	-	-	(179)
Decrease in accrued interest payable	-	-	(3)
Change in unrealized gains (losses) included in other comprehensive income	-	242	-
Ending balance	$10,592	$13,361	$29,388

Changes in unrealized held at period end	$-	$242	$-

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the six months ended June 30, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$23,475	$9,429	$6,650	$23,922
Transfer into Level 3	-	-	-	-
Net gain from fair value adjustment of financial assets	-	-	512	-
Net loss from fair value adjustment of financial liabilities	-	-	-	2,275
Increase in accrued interest payable	-	-	-	(5)
Other-than-temporary impairment charge	(503)	-	-	-
Change in unrealized gains (losses) included in other comprehensive income	(42)	(102)	1,205	-
Ending balance	$22,930	$9,327	$8,367	$26,192

Changes in unrealized held at period end	$(42)	$(102)	$1,205	$-

During the three and six months ended June 30, 2014 and 2013, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of June 30, 2014:

June 30, 2014	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Municipals	$10,592	Discounted cash flows	Discount rate	0.5%	-	4.0%	(3.2%)

			Discount rate	7.0%	-	11.0%	(8.5%)
			Prepayment assumptions	25.2%	-	36.8%	(30.8%)
Trust Preferred Securities	$13,361	Discounted cash flows	Defaults	8.3%	-	15.0%	(11.6%)

Liabilities:

Junior subordinated debentures	$29,388	Discounted cash flows	Discount rate		7.0%		(7.0%)

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at June 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Assets:
Loans held for sale	$-	$-	$-	$-	$-	$425	$-	$425
Impaired loans	-	-	-	-	33,099	23,544	33,099	23,544
Other real estate owned	-	-	-	-	1,346	2,985	1,346	2,985
Total assets	$-	$-	$-	$-	$34,445	$26,954	$34,445	$26,954

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of June 30, 2014:

June 30, 2014	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Impaired loans	$33,099	Fair value of collateral	Loss severity discount	0.5%	-	94.7%	(39.2%)
Other real estate owned	$1,346	Fair value of collateral	Loss severity discount	0.0%	-	24.6%	(4.5%)

The Company carries its Loans held for sale and OREO at the expected sales price less selling costs.

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

The estimated fair value of each material class of financial instruments at June 30, 2014 and December 31, 2013 and the related methods and assumptions used to estimate fair value are as follows:

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

For impaired loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or for collateral dependent loans 85% of the appraised or internally estimated value of the property.(Level 3 input).

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

At June 30, 2014 and December 31, 2013, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at June 30, 2014:

	June 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$36,982	$36,982	$36,982	$-	$-
Mortgage-backed Securities	770,545	770,545	-	770,545	-
Other securities	288,137	288,137	-	264,184	23,953
Loans	3,532,537	3,607,781	-	-	3,607,781
FHLB-NY stock	51,407	51,407	-	51,407	-
Interest rate caps	-	-	-	-	-
Interest rate swaps	178	178	-	178	-
OREO	1,346	1,346	-	-	1,346
Total assets	$4,681,132	$4,756,376	$36,982	$1,086,314	$3,633,080

Liabilities:
Deposits	$3,238,971	3,255,292	$2,079,074	$1,176,218	$-
Borrowings	1,112,202	1,135,968	-	1,106,580	29,388
Interest rate swaps	254	254	-	254	-
Total liabilities	$4,351,427	$4,391,514	$2,079,074	$2,283,052	$29,388

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

At June 30, 2014 and December 31, 2013, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At June 30, 2014 and December 31, 2013 derivatives with a combined notional amount of $118.0 million are not designated as hedges. Derivatives with a combined notional amount of $11.1 million and $11.2 million are designated as fair value hedges at June 30, 2014 and December 31, 2013, respectively. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income. The portion of the change in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2014:

	At or for the six months ended June 30, 2014

	Notional Amount	Purchase Price	Net Carrying (1) Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$-
Interest rate swaps (non-hedge)	18,000	-	7
Interest rate swaps (hedge)	11,100	-	(83)
Total derivatives	$129,100	$9,035	$(76)

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2013:

	At or for the year ended December 31, 2013

	Notional Amount	Purchase Price	Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$-
Interest rate swaps (non-hedge)	18,000	-	1,681
Interest rate swaps (hedge)	11,217	-	400
Total derivatives	$129,217	$9,035	$2,081

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013

Financial Derivatives:
Interest rate caps	$-	$(8)	$-	$(11)
Interest rate swaps	(752)	1,545	(1,794)	2,333
Net Gain (loss) (1)	$(752)	$1,537	$(1,794)	$2,322

(1)	Net gains and (losses) are recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.

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

Income tax provisions are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Federal:
Current	$5,675	$5,187	$8,412	$8,021
Deferred	(162)	(524)	1,859	103
Total federal tax provision	5,513	4,663	10,271	8,124
State and Local:
Current	2,102	1,724	3,368	2,305
Deferred	(17)	(232)	886	45
Total state and local tax provision	2,085	1,492	4,254	2,350
Total income tax provision	$7,598	$6,155	$14,525	$10,474

The effective tax rate was 39.4% and 39.0% for the three months ended June 30, 2014 and 2013, respectively, and 39.8% and 39.0% for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate was primarily due to the impact of changes to the New York State tax code passed on March 31, 2014, resulting in a reduction in the Company’s deferred tax assets. We expect to see a small reduction in our effective tax rate beginning in 2015 as a result of the changes in the New York State tax code.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended June 30,				For the six months ended June 30,
(dollars in thousands)	2014		2013		2014		2013

Taxes at federal statutory rate	$6,749	35.0%	$5,524	35.0%	$12,777	35.0%	$9,400	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,355	7.0	970	6.1	2,765	7.6	1,528	5.7
Other	(506)	(2.6)	(339)	(2.1)	(1,017)	(2.8)	(454)	(1.7)
Taxes at effective rate	$7,598	39.4%	$6,155	39.0%	$14,525	39.8%	$10,474	39.0%

The Company has recorded a deferred tax asset of $25.3 million at June 30, 2014, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $19.2 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at June 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

13.	Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the six months ended June 30, 2014:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(8,522)	$(2,853)	$(11,375)
Other comprehensive income before reclassifications, net of tax	11,873	-	$11,873
Amounts reclassified from accumulated other comprehensive income, net of tax	-	151	151
Net current period other comprehensive income, net of tax	11,873	151	12,024
Ending balance, net of tax	$3,351	$(2,702)	$649

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the three months ended June 30, 2014:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(175)	(1)	Other expense
Prior service credits	12	(1)	Other expense
	(163)		Total before tax
	72		Tax benefit
	$(91)		Net of tax

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

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the six months ended June 30, 2014:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(350)	(1)	Other expense
Prior service credits	23	(1)	Other expense
	(327)		Total before tax
	176		Tax benefit
	$(151)		Net of tax

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

Under current capital regulations, the Bank is required to comply with three separate capital adequacy standards. As of June 30, 2014, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

(Dollars in thousands)	Amount	Percent of Assets

Tier I (leverage) capital:
Capital level	$459,988	9.54%
Requirement to be well capitalized	240,978	5.00
Excess	219,010	4.54

Tier I risk-based capital:
Capital level	$459,988	14.13%
Requirement to be well capitalized	195,385	6.00
Excess	264,603	8.13

Total risk-based capital:
Capital level	$489,222	15.02%
Requirement to be well capitalized	325,641	10.00
Excess	163,581	5.02

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2014, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands)	Amount	Percent of Assets

Tier I (leverage) capital:
Capital level	$472,547	9.82%
Requirement to be well capitalized	240,689	5.00
Excess	231,858	4.82

Tier I risk-based capital:
Capital level	$472,547	14.54%
Requirement to be well capitalized	195,018	6.00
Excess	277,529	8.54

Total risk-based capital:
Capital level	$501,782	15.44%
Requirement to be well capitalized	325,031	10.00
Excess	176,751	5.44

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

In May 2014, the FASB issued ASU 2014-09 which provides new guidance that supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

In June 2014, the FASB issued ASU 2014-11 which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.” The amendments require two accounting changes. First, the amendments change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures regarding repurchase agreements. The amendments are effective for the first interim or annual period beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is prohibited. The amendments regarding disclosures for certain transactions accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. We are currently evaluating the impact of adopting these amendments on our consolidated results of operations and financial condition.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our principal business is attracting retail deposits from consumers, businesses and public entities and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental entities in our local markets. In furtherance of this objective, we intend to:

•	continue our emphasis on the origination of multi-family residential mortgage loans;

•	continue to transition our balance sheet to a more ‘commercial-like’ banking institution;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	maintain asset quality;

•	manage deposit growth and maintain a low cost of funds through

▪	business banking deposits,
▪	municipal deposits through government banking, and
▪	new customer relationships via iGObanking.com®;

•	cross sell to lending and deposit customers;

•	take advantage of market disruptions to attract talent and customers from competitors;

•	manage interest rate risk and capital: and

•	manage enterprise-wide risk.

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

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the second quarter of 2014 had an average loan-to-value ratio of 46.7% and an average debt coverage ratio of 401%.

The continued improvement in credit quality allowed us to reduce our provision for loan losses for the second consecutive quarter. The provision for loan losses was a benefit of $1.1 million for the second and first quarters of 2014, compared to a provision of $1.0 million for the three months ended December 31, 2013.  We continued to see reductions in delinquent loans, non-performing loans, and classified assets. Loans delinquent over 30 days increased $0.4 million, or 0.4%, during the second quarter of 2014 to $82.0 million. Loans delinquent over 90 days decreased $0.3 million, or 0.8%, during the second quarter, and are at their lowest level since the fourth quarter of 2008. Non-accrual loans decreased by $0.4 million, or 0.9%, during the second quarter to $42.8 million, and are at their lowest level since the fourth quarter of 2008.  During the second quarter of 2014 we sold four delinquent loans with a book value at the time of sale of $1.8 million, realizing $1.9 million upon sale, or 105% of book value.

Net recoveries for the second quarter of 2014 totaled $0.1 million. We continued our practice of obtaining updated appraisals and recording charge-offs based on these current values as opposed to adding to the allowance for loan losses. This process has ensured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans collateralized by real estate was 46.1% at June 30, 2014.

Net loans increased $33.9 million, or 1.0%, during the second quarter of 2014, as loan originations for the quarter totaled $191.2 million. Our loan pipeline at June 30, 2014 remained strong at $364.3 million. Our lending departments continue to emphasize full relationship banking with our borrowers. Originations continue to be focused on multi-family and commercial business loans, which represented 56% and 25%, respectively, of loan originations during the second quarter of 2014.

Our net interest margin for the second quarter of 2014 was 3.22%, a decrease of three basis points from the first quarter of 2014. The decrease was primarily due to a six basis point decrease in the yield earned from interest-earning assets to 4.33% for the three months ended June 30, 2014, while the cost of interest-bearing liabilities decreased two basis points to 1.23% for the three months ended June 30, 2014. The decline in the yield of interest-earning assets was primarily due to the current interest rate environment, where new loans and securities are added at rates well below our portfolio average yield, and higher yielding loans and securities are prepaying. The decrease in the cost of interest-bearing liabilities was primarily due to decreases of seven basis points and three basis points in certificates of deposit and NOW accounts, respectively, partially offset by an increase of one basis point in the cost of money market accounts during the three months ended June 30, 2014. The yield earned during the three months ended June 30, 2014 was partially supported by additional interest collected on loans which were previously non-accrual and back payments were received. During each of the first two quarters of 2014, the yield included $0.4 million and $0.3 million in additional interest collected from non-accrual loans, respectively. Excluding this additional interest collected from non-accrual loans, the net interest margin would have decreased five basis points to 3.18% for the three months ended June 30, 2014 from 3.23% for the three months ended March 31, 2014. Further excluding prepayment penalty income, the net interest margin would have decreased four basis points to 3.07% for the three months ended June 30, 2014 from 3.11% for the three months ended March 31, 2014.

At June 30, 2014, the Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.54%, 14.13% and 15.02%, respectively.  At June 30, 2014, the Company’s capital ratios for Core, Tier 1 risk-based and Total risk-based capital ratios were 9.82%, 14.54% and 15.44%, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

General.  Net income for the three months ended June 30, 2014 was $11.7 million, an increase of $2.1 million, or 21.4%, compared to $9.6 million for the three months ended June 30, 2013.  Diluted earnings per common share were $0.39 for the three months ended June 30, 2014, an increase of $0.07, or 21.9%, from $0.32 for the three months ended June 30, 2013.

Return on average equity increased to 10.3% for the three months ended June 30, 2014 from 8.8% for the three months ended June 30, 2013. Return on average assets increased to 1.0% for the three months ended June 30, 2014 from 0.8% for the three months ended June 30, 2013.

Interest Income.  Total interest and dividend income decreased $0.7 million, or 1.4%, to $49.6 million for the three months ended June 30, 2014 from $50.3 million for the three months ended June 30, 2013. The decrease in interest income was attributable to a 37 basis point decline in the yield of interest-earning assets to 4.33% for the three months ended June 30, 2014 from 4.70% in the comparable prior year period partially offset as a result of an increase of $301.9 million in the average balance of interest-earning assets to $4,578.8 million for the three months ended June 30, 2014 from $4,276.8 million for the comparable prior year period. The 37 basis point decline in the yield of interest-earning assets was primarily due to a 50 basis point reduction in the yield of the loan portfolio to 4.88% for the three months ended June 30, 2014 from 5.38% for the three months ended June 30, 2013, combined with a 17 basis point decline in the yield on total securities to 2.68% for the three months ended June 30, 2014 from 2.85% for the comparable prior year period.  The 50 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations, existing loans modifying to lower rates, and higher yielding loans prepaying. The yield on the loan portfolio, excluding prepayment penalty income, decreased 48 basis points to 4.72% for the three months ended June 30, 2014 from 5.20% for the three months ended June 30, 2013. The 17 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio.

Interest Expense.  Interest expense decreased $0.3 million, or 2.0%, to $12.7 million for the three months ended June 30, 2014 from $13.0 million for the three months ended June 30, 2013. The decrease in interest expense was primarily due to an 11 basis point decrease in interest-bearing liabilities to 1.23% for the three months ended June 30, 2014 from 1.34% for the comparable prior year period. The 11 basis point decrease in the cost of interest-bearing liabilities was primarily due to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, savings accounts and NOW accounts decreased 11 basis points, one basis point and 11 basis points, respectively, partially offset by a seven basis point increase in the cost of money market accounts for the three months ended June 30, 2014 from the comparable prior year period.  The cost was also positively affected by a movement in deposit concentrations as the average balance of lower costing core deposits increased $135.2 million during the three months ended June 30, 2014 to $1,933.7 million from $1,798.5 million for the comparable prior year period, partially offset by an increase of $9.0 million in the average balance of higher costing certificates of deposit to $1,153.0 million for the three months ended June 30, 2014 from $1,144.0 million for the comparable prior year period. These movements resulted in a decrease in the cost of due to depositors of 11 basis points to 0.99% for the three months ended June 30, 2014 from 1.10% for the three months ended June 30, 2013.

Net Interest Income.  For the three months ended June 30, 2014, net interest income was $36.8 million, a decrease of $0.5 million, or 1.3%, from $37.3 million for the three months ended June 30, 2013. The decrease in net interest income was primarily attributable to a 26 basis point decrease in the net-interest spread to 3.10% for the three months ended June 30, 2014 from 3.36% for the three months ended June 30, 2013, partially offset by the effect of an increase of $301.9 million in the average balance of interest-earning assets to $4,578.8 million for the three months ended June 30, 2014 from $4,276.8 million for the comparable prior year period.  The yield on interest-earning assets decreased 37 basis points to 4.33% for the three months ended June 30, 2014 from 4.70% for the three months ended June 30, 2013, while the cost of interest-bearing liabilities decreased 11 basis points to 1.23% for the three months ended June 30, 2014 from 1.34% for the comparable prior year period. The net interest margin declined 27 basis points to 3.22% for the three months ended June 30, 2014 from 3.49% for the three months ended June 30, 2013. Excluding prepayment penalty income on loans, the net interest margin would have decreased 25 basis points to 3.10% for the three months ended June 30, 2014 from 3.35% for the three months ended June 30, 2013.

Provision for Loan Losses.  The provision for loan losses decreased $4.6 million during the three months ended June 30, 2014 to a benefit of $1.1 million from a provision of $3.5 million during the comparable prior year period. The decrease in the provision was primarily due to the continued improvement in credit conditions. During the three months ended June 30, 2014, the Bank recorded net-recoveries of $0.1 million and non-accrual loans decreased $0.4 million to $42.8 million from $43.2 million at March 31, 2014. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 46.1% at June 30, 2014. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $1.1 million for the three months ended June 30, 2014. See “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Income.  Non-interest income for the three months ended June 30, 2014 was $2.0 million, a decrease of $0.2 million, or 9.7% from $2.2 million for the three months ended June 30, 2013.  Non-interest income declined due to a $0.1 million increase in net losses from fair value adjustments, a $0.4 million decrease in banking service fee income primarily due to reduced ancillary loan fees, and a $0.2 million decrease in net gain on sale of loans, as compared to the three months ended June 30, 2013. These decreases were partially offset by the comparable prior year period including an other-than-temporary impairment (“OTTI”) charge of $0.5 million on private issued collateralized mortgage obligations (“CMOs”).

Non-Interest Expense. Non-interest expense was $20.6 million for the three months ended June 30, 2014, an increase of $0.4 million, or 2.0%, from $20.2 million for the three months ended June 30, 2013. The increase was primarily due to an increase of $1.0 million in salaries and employee benefits, partially offset by decreases of $0.2 million in real estate owned/ foreclosure expense primarily due to a reduction in non-performing loans, $0.3 million in other operating expenses, and $0.1 million in FDIC insurance expense primarily due to a reduction in the assessment rate.  The efficiency ratio was 52.9% for the three months ended June 30, 2014 compared to 49.7% for the three months ended June 30, 2013.

Income before Income Taxes.  Income before the provision for income taxes increased $3.5 million, or 22.2%, to $19.3 million for the three months ended June 30, 2014 from $15.8 million for the three months ended June 30, 2013 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $1.4 million, or 23.4%, to $7.6 million for the three months ended June 30, 2014 from $6.2 million for the three months ended June 30, 2013, primarily due to the increase in income before income taxes as discussed above. The effective tax rate was 39.4% and 39.0% for the three months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate was primarily due to the impact of changes to the New York State tax code passed on March 31, 2014, resulting in a nominal reduction in the Company’s deferred tax assets.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

General. Net income for the six months ended June 30, 2014 was $22.0 million, an increase of $5.6 million, or 34.2%, compared to $16.4 million for the six months ended June 30, 2013. Diluted earnings per common share were $0.73 for the six months ended June 30, 2014, an increase of $0.19, or 35.2%, from $0.54 for the six months ended June 30, 2013.

Return on average equity increased to 9.9% for the six months ended June 30, 2014, from 7.5% for the comparable prior year period. Return on average assets increased to 0.9% for the six months ended June 30, 2014, from 0.7% for the comparable prior year period.

Interest Income.  Total interest and dividend income decreased $1.6 million, or 1.6%, to $98.8 million for the six months ended June 30, 2014 from $100.4 million for the six months ended June 30, 2013. The decrease in interest income was attributable to a 40 basis point decline in the yield of interest-earning assets to 4.36% for the six months ended June 30, 2014 from 4.76% in the comparable prior year period. The decrease in the yield was partially offset as a result of a $316.4 million increase in the average balance of interest-earning assets to $4,532.6 million for the six months ended June 30, 2014 from $4,216.2 million for the comparable prior year period. The 40 basis point decline in the yield of interest-earning assets was primarily due to a 46 basis point reduction in the yield of the loan portfolio to 4.92 % for the six months ended June 30, 2014 from 5.38% for the six months ended June 30, 2013, combined with a 26 basis point decline in the yield on total securities to 2.70% for the six months ended June 30, 2014 from 2.96% for the comparable prior year period. The yield of interest-earning assets was positively impacted as a result of a $250.8 million increase in the average balance of the higher yielding loan portfolio for the six months ended June 30, 2014, partially offset as a result of a $62.4 million increase in the average balance of the lower yielding securities portfolio for the six months ended June 30, 2014. The 46 basis point decrease in the yield of the loan portfolio was primarily due to a decline in the rates earned on new loan originations, existing loans modifying to lower rates, and higher yielding loans prepaying.  The 26 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 42 basis points to 5.10% for the six months ended June 30, 2014 from 5.52% for the six months ended June 30, 2013.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 41 basis points to 4.94% for the six months ended June 30, 2014 from 5.35% for the six months ended June 30, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $3.5 million, or 12.0%, to $25.5 million for the six months ended June 30, 2014 from $28.9 million for the six months ended June 30, 2013. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 27 basis points to 1.24% for the six months ended June 30, 2014 from 1.51% for the comparable prior year period and a shifting of deposit concentrations, as higher costing certificates of deposits average balance decreased $53.8 million to $1,131.5 million, while lower costing core deposits average balance increased $227.1 million to $1,933.4 million for the six months ended June 30, 2013. The 27 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products and a reduction in the cost of borrowed funds. The cost of certificates of deposit, savings accounts and NOW accounts decreased eight basis points, one basis point, and eight basis points, respectively, partially offset by an increase of eight basis points in the cost of money market accounts for the six months ended June 30, 2014 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 13 basis points to 1.00% for the six months ended June 30, 2014 from 1.13% for the six months ended June 30, 2013. The cost of borrowed funds decreased 75 basis points to 2.03% for the six months ended June 30, 2014 from 2.78% for the six months ended June 30, 2013 with the average balance increasing $85.9 million to $990.6 million for the six months ended June 30, 2014 from $904.6 million for the six months ended June 30, 2013. The decline in the cost of borrowed funds was primarily due to the prepayment of $68.5 million in FHLB-NY advances during the first quarter of 2013 at an average cost of 3.21% which was scheduled to mature in 2014 and replacing those borrowings with new long-term advances costing 0.75%, partially offset by a $2.6 million prepayment penalty incurred on the transaction.

Net Interest Income.  For the six months ended June 30, 2014, net interest income was $73.3 million, an increase of $1.9 million, or 2.6%, from $71.4 million for the six months ended June 30, 2013. The increase in net interest income was primarily attributable to the prior year period including a $2.6 million prepayment penalty recorded on borrowings.

Excluding the $2.6 million prepayment penalty recorded on borrowings during the prior year period, net interest income for the six months ended June 30, 2014 would have decreased $0.7 million, or 1.0%, to $73.3 million from $74.0 million for the six months ended June 30, 2013.  The decrease in net interest income was primarily attributable to a 27 basis point decrease in the net-interest spread to 3.12% for the six months ended June 30, 2014 from 3.39% for the six months ended June 30, 2013, partially offset by the effect of an increase of $316.4 million in the average balance of interest-earning assets to $4,532.6 million for the six months ended June 30, 2014 from $4,216.2 million for the comparable prior year period.  The yield on interest-earning assets decreased 40 basis points to 4.36% for the six months ended June 30, 2014 from 4.76% for the six months ended June 30, 2013, while the cost of interest-bearing liabilities decreased 13 basis points to 1.24% for the six months ended June 30, 2014 from 1.37% for the comparable prior year period. The net interest margin decreased 27 basis points to 3.24% for the six months ended June 30, 2014 from 3.51% for the six months ended June 30, 2013. Excluding prepayment penalty income, the net interest margin would have decreased 27 basis points to 3.12% for the six months ended June 30, 2014 from 3.39% for the six months ended June 30, 2013.

Provision for Loan Losses.  The provision for loan losses decreased $11.7 million during the six months ended June 30, 2014 to a benefit of $2.2 million from a provision of $9.5 million during the comparable prior year period. During the six months ended June 30, 2014, non-performing loans decreased $3.2 million to $45.8 million from $49.0 million at December 31, 2013. Net charge-offs for the six months ended June 30, 2014 totaled $0.3 million, or two basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 46.1% at June 30, 2014. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $2.2 million for the six months ended June 30, 2014. See “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Income. Non-interest income for the six months ended June 30, 2014 was $3.7 million, a decrease of $3.9 million from $7.5 million for the six months ended June 30, 2013. The decrease in non-interest income was primarily due to the $2.9 million gain from the sale of mortgage-backed securities during the six months ended June 30, 2013.  Non-interest income also declined due to a $0.6 million increase in net losses from fair value adjustments and a decrease of $0.7 million in banking service fees. These decreases were partially offset by the comparable prior year period including an OTTI charge on private issued CMOs of $0.5 million.

Non-Interest Expense. Non-interest expense was $42.7 million for the six months ended June 30, 2014, an increase of $0.1 million, or 0.2%, from $42.6 million for the six months ended June 30, 2013. The increase was primarily due to an increase of $1.3 million in salaries and benefits expense primarily due to annual salary increases and an increase in the cost of grants of annual restricted stock unit awards. This increase was partially offset by decreases of $0.4 million and $0.6 million in FDIC insurance expense and real estate owned/foreclosure expense, respectively. The efficiency ratio was 54.7% for the six months ended June 30, 2014 compared to 53.2% for the six months ended June 30, 2013.

Income before Income Taxes.  Income before the provision for income taxes increased $9.6 million, or 35.9%, to $36.5 million for the six months ended June 30, 2014 from $26.9 million for the six months ended June 30, 2013 for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $4.1 million to $14.5 million for the six months ended June 30, 2014 from $10.5 million for the six months ended June 30, 2013.  The effective tax rate was 39.8% and 39.0% for the six months ended June 30, 2014 and 2014, respectively.

FINANCIAL CONDITION

Assets.  Total assets at June 30, 2014 were $4,853.8 million, an increase of $132.3 million, or 2.8%, from $4,721.5 million at December 31, 2013. Total loans, net increased $100.9 million during the six months ended June 30, 2014 to $3,503.3 million from $3,402.4 million at December 31, 2013. Loan originations and purchases were $389.2 million for the six months ended June 30, 2014, an increase of $16.1 million from $373.1 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we continued to focus on the origination of multi-family properties and business loans with a full relationship. Loan applications in process have continued to remain strong, totaling $364.3 million at June 30, 2014 compared to $297.5 million at December 31, 2013 and $342.3 million at June 30, 2013.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Multi-family residential	$107,197	$132,292	$165,009	$175,217
Commercial real estate	18,205	31,612	31,621	38,598
One-to-four family – mixed-use property	8,429	7,344	18,428	11,734
One-to-four family – residential	6,404	6,380	15,504	12,890
Co-operative apartments	-	1,695	-	3,762
Construction	300	1,788	997	1,788
Small Business Administration	225	210	578	378
Taxi Medallion	1,889	-	13,538	-
Commercial business and other	48,542	70,361	143,498	128,701
Total	$191,191	$251,682	$389,173	$373,068

(1)	Includes purchases of $1.2 million for the three months ended June 30, 2014.
(2)	Includes purchases of $12.9 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the second quarter of 2014 had an average loan-to-value ratio of 46.7% and an average debt coverage ratio of 401%.

The Bank’s non-performing assets totaled $47.1 million at June 30, 2014, a decrease of $6.7 million from $53.8 million at December 31, 2013. Total non-performing assets as a percentage of total assets were 0.97% at June 30, 2014 compared to 1.14% at December 31, 2013. The ratio of allowance for loan losses to total non-performing loans was 63.8% at June 30, 2014 and 64.9% at December 31, 2013.    See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the six months ended June 30, 2014, mortgage-backed securities increased $14.4 million, or 1.9%, to $770.5 million from $756.2 million at December 31, 2013. The increase in mortgage-backed securities during the six months ended June 30, 2014 was primarily due to purchases of $47.5 million and an improvement of $14.4 million in the fair value of mortgage-backed securities, partially offset by principal repayments totaling $46.2 million.

During the six months ended June 30, 2014, other securities increased $26.5 million, or 10.1%, to $288.1 million from $261.6 million at December 31, 2013. The increase in other securities during the six months ended June 30, 2014 was primarily due to purchases of $23.3 million and an improvement in the fair value of other securities totaling $7.0 million, partially offset by $1.9 million in sales and $1.0 million in maturities. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds and corporate bonds.

Banking regulators issued the Volcker Rule in December 2013.  The Volcker Rule, among other things, prohibits banks from owning certain investment securities. We have reviewed our investment portfolio for compliance with the Volcker Rule and in the opinion of management we do not own any securities which are prohibited under the Volcker Rule.

Liabilities.  Total liabilities were $4,393.3 million at June 30, 2014, an increase of $104.3 million, or 2.4%, from $4,289.0 million at December 31, 2013. During the six months ended June 30, 2014, due to depositors decreased $2.0 million, or 0.1%, to $3,198.0 million, as a result of a $40.9 million decrease in core deposits partially offset by a $38.9 million increase in certificates of deposit. Borrowed funds increased $100.1 million during the six months ended June 30, 2014.  The decrease in core deposits was a result of a seasonal decrease in deposits from public entities. We expect these deposits to return in the third and fourth quarters. Short term borrowings were obtained at similar rates to replace the government deposits.

Equity. Total stockholders’ equity increased $28.0 million, or 6.5%, to $460.5 million at June 30, 2014 from $432.5 million at December 31, 2013. Stockholders’ equity increased primarily due to net income of $22.0 million for the six months ended June 30, 2014, an increase in comprehensive income of $12.0 million primarily due to an increase in the fair value of the securities portfolio and $1.9 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. Additionally, the exercise of stock options increased stockholders’ equity by $0.5 million, including the income tax benefit realized by the Company upon the exercise of the options. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $9.0 million and the purchase of 108,120 treasury shares at a cost of $2.1 million. Book value per common share was $15.26 at June 30, 2014 compared to $14.36 at December 31, 2013.

On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock.  During the six months ended June 30, 2014, the Company repurchased 108,120 shares of the Company’s common stock at an average cost of $19.82 per share.  At June 30, 2014, 441,750 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Cash flow.  During the six months ended June 30, 2014, funds provided by the Company's operating activities amounted to $31.4 million. These funds combined with $94.3 million provided from financing activities were utilized to fund net investing activities of $122.2 million. The Company's primary business objective is the origination and purchase of multi-family residential properties and commercial business loans and to a lesser extent one-to-four family (including mixed-use properties), commercial real estate mortgage loans and SBA loans. During the six months ended June 30, 2014, the net total of loan originations and purchases less loan repayments and sales was $96.5 million. During the six months ended June 30, 2014, the Company also funded $70.9 million in purchases of securities available for sale and repaid $9.3 million in long-term borrowed funds.  During the six months ended June 30, 2014, funds were provided by net increases of $5.7 million in total deposits and $109.0 million in short-term borrowed funds.  Additionally, funds were provided by $49.4 million in proceeds from maturities, sales, calls and prepayments of securities available for sale. The Company also used funds of $9.0 million and $3.3 million for dividend payments and purchases of treasury stock, respectively, during the six months ended June 30, 2014.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2014.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At June 30, 2014, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2014:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-2.20%	9.23%	13.66%
-100 Basis points	0.95	7.33	13.61
Base interest rate	0.00	0.00	12.99
+100 Basis points	-5.35	-13.22	11.65
+200 Basis points	-11.09	-27.68	10.05

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended June 30, 2014 and 2013, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortizations of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2014				2013
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$3,039,477	38,330	5.04%		$2,883,200	39,816	5.52%
Other loans, net (1)	446,457	4,159	3.73		306,203	3,045	3.98
Total loans, net	3,485,934	42,489	4.88		3,189,403	42,861	5.38
Mortgage-backed securities	769,474	5,320	2.77		794,233	5,868	2.96
Other securities	283,200	1,742	2.46		243,983	1,542	2.53
Total securities	1,052,674	7,062	2.68		1,038,216	7,410	2.85
Interest-earning deposits and
federal funds sold	40,156	18	0.18		49,215	24	0.20
Total interest-earning assets	4,578,764	49,569	4.33		4,276,834	50,295	4.70
Other assets	254,274				260,411
Total assets	$4,833,038				$4,537,245

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$258,659	116	0.18		$276,570	128	0.19
NOW accounts	1,458,612	1,586	0.43		1,337,479	1,789	0.54
Money market accounts	216,394	126	0.23		184,422	73	0.16
Certificate of deposit accounts	1,153,010	5,810	2.02		1,143,992	6,095	2.13
Total due to depositors	3,086,675	7,638	0.99		2,942,463	8,085	1.10
Mortgagors' escrow accounts	57,213	32	0.22		55,795	8	0.06
Total deposits	3,143,888	7,670	0.98		2,998,258	8,093	1.08
Borrowed funds	997,174	5,070	2.03		896,025	4,906	2.19
Total interest-bearing liabilities	4,141,062	12,740	1.23		3,894,283	12,999	1.34
Non interest-bearing deposits	202,809				164,327
Other liabilities	37,038				40,527
Total liabilities	4,380,909				4,099,137
Equity	452,129				438,108
Total liabilities and equity	$4,833,038				$4,537,245

Net interest income /
net interest rate spread		$36,829	3.10%			$37,296	3.36%

Net interest-earning assets /
net interest margin	$437,702		3.22%		$382,551		3.49%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	X			1.10	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.1 million for each of the three months ended June 30, 2014 and 2013, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the six months ended June 30, 2014 and 2013, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2014				2013
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$3,015,208	76,912	5.10%		$2,882,614	79,563	5.52%
Other loans, net (1)	423,678	7,697	3.63		305,458	6,238	4.08
Total loans, net	3,438,886	84,609	4.92		3,188,072	85,801	5.38
Mortgage-backed securities	769,693	10,710	2.78		751,841	11,589	3.08
Other securities	276,663	3,416	2.47		232,148	2,950	2.54
Total securities	1,046,356	14,126	2.70		983,989	14,539	2.96
Interest-earning deposits and
federal funds sold	47,316	45	0.19		44,123	41	0.19
Total interest-earning assets	4,532,558	98,780	4.36		4,216,184	100,381	4.76
Other assets	253,044				266,078
Total assets	$4,785,602				$4,482,262

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$261,161	235	0.18		280,753	263	0.19
NOW accounts	1,465,276	3,279	0.45		1,261,541	3,371	0.53
Money market accounts	206,976	233	0.23		164,027	127	0.15
Certificate of deposit accounts	1,131,494	11,596	2.05		1,185,284	12,606	2.13
Total due to depositors	3,064,907	15,343	1.00		2,891,605	16,367	1.13
Mortgagors' escrow accounts	50,293	45	0.18		49,005	17	0.07
Total deposits	3,115,200	15,388	0.99		2,940,610	16,384	1.11
Borrowed funds	990,557	10,076	2.03		904,614	12,555	2.78
Total interest-bearing liabilities	4,105,757	25,464	1.24		3,845,224	28,939	1.51
Non interest-bearing deposits	196,285				156,386
Other liabilities	37,250				40,882
Total liabilities	4,339,292				4,042,492
Equity	446,310				439,770
Total liabilities and equity	$4,785,602				$4,482,262

Net interest income / net interest rate spread		$73,316	3.12%			$71,442	3.25%

Net interest-earning assets / net interest margin	$426,801		3.24%		$370,960		3.39%
Ratio of interest-earning assets to interest-bearing liabilities			1.10	X			1.10	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.2 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively.

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

	For the six months ended June 30,
(In thousands)	2014	2013

Mortgage Loans

At beginning of period	$3,028,452	$2,906,881

Mortgage loans originated:
Multi-family residential	165,009	175,217
Commercial real estate	31,621	38,146
One-to-four family – mixed-use property	18,428	11,734
One-to-four family – residential	15,504	12,890
Co-operative apartments	-	3,762
Construction	997	1,788
Total mortgage loans originated	231,559	243,537

Mortgage loans purchased:
Commercial real estate	-	452
Total mortgage loans purchased	-	452

Less:
Principal and other reductions	171,029	185,612
Sales	5,943	9,748

At end of period	$3,083,039	$2,955,510

Commercial Business and Other Loans

At beginning of period	$394,556	$314,494

Other loans originated:
Small Business Administration	578	378
Commercial business	142,170	125,489
Taxi medallion	654	-
Other	1,328	3,212
Total other loans originated	144,730	129,079

Other loans purchased:
Taxi medallion	12,884	-
Total other loans purchased	12,884	-

Less:
Principal and other reductions	113,483	122,997
Sales	-	-

At end of period	$438,687	$320,576

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Accrual Status:
Multi-family residential	$3,061	$3,074	$3,087
Commercial real estate	2,389	2,398	2,407
One-to-four family - mixed-use property	2,022	2,288	2,297
One-to-four family - residential	359	362	364
Construction	-	-	442
Commercial business and other	2,329	2,367	4,406

Total	10,160	10,489	13,003

Non-accrual status:
One-to-four family - mixed-use property	380	382	383
Total	380	382	383

Total performing troubled debt restructured	$10,540	$10,871	$13,386

During the six months ended June 30, 2014, two TDR loans totaling $2.4 million were transferred to non-performing status when they became over 90 days past maturity, which resulted in these loans being included in non-performing loans. These loans were paid in full during the quarter ended June 30, 2014. During the six months ended June 30, 2014, one additional TDR loan for $0.2 million was transferred to non-performing status when it became 90 days past due as to payments.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets, including Loans held for sale, at the periods indicated:

(In thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Loans 90 days or more past due and still accruing:
Multi-family residential	$987	$188	$52
Commercial real estate	266	793	-
One-to-four family - mixed-use property	1,303	874	-
One-to-four family - residential	14	15	15
Construction	-	1,012	-
Commercial business and other	410	2,490	539
Total	2,980	5,372	606

Non-accrual loans:
Multi-family residential	10,861	12,062	13,682
Commercial real estate	9,761	8,769	9,962
One-to-four family - mixed-use property	8,713	7,977	9,063
One-to-four family - residential	11,346	12,208	13,250
Co-operative apartments	-	-	57
Commercial business and other	2,130	2,165	2,348
Total	42,811	43,181	48,362

Total non-performing loans	45,791	48,553	48,968

Other non-performing assets:
Real estate acquired through foreclosure	1,346	1,700	2,985
Investment securities	-	-	1,871
Total	1,346	1,700	4,856

Total non-performing assets	$47,137	$50,253	$53,824

Included in loans over 90 days past due and still accruing were 11 loans totaling $3.0 million, 13 loans totaling $5.4 million and six loans totaling $0.6 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively. These loans are all past their respective maturity dates and are still remitting payments.  The Bank is actively working with these borrowers to extend the maturity of or repay these loans.

Included in non-performing loans were two loans totaling $2.4 million, three loans totaling $4.7 million and one loan for $2.3 million which were restructured as TDR and not performing in accordance with their restructured terms at June 30, 2014, March 31, 2014 and December 31, 2013, respectively.

Hurricane Sandy caused significant damage to numerous homes and businesses throughout the New York Metropolitan area. In working with its borrowers and depositors affected by this hurricane, the Bank had entered into payment agreements on 30 loans totaling $18.9 million. These agreements originally provided for partial payment deferrals, generally for 90 days, but some agreements provide for longer deferral periods. These agreements were intended to provide the borrowers the opportunity to fully assess any damage to the properties, apply for and receive insurance proceeds, and repair damages to the properties. At June 30, 2014, eight loans totaling $4.9 million remain under these agreements, of which seven loans totaling $4.6 million are considered non-performing and we have placed them on non-accrual status until they reestablish a payment history and bring the loans current. Eight loans are current under their repayment plans and have had their agreements extended into 2014 to give the borrowers additional time to recover. Each borrower was required, commencing at the end of the deferral period, to make their regularly scheduled loan payments plus a portion of the deferred amounts. As of June 30, 2014, the Bank has not incurred, and does not expect to incur, any losses related to these agreements.

The Bank’s non-performing assets totaled $47.1 million at June 30, 2014, a decrease of $3.1 million from $50.3 million at March 31, 2014 and a decrease of $6.7 million from $53.8 million at December 31, 2013. Total non-performing assets as a percentage of total assets were 0.97% at June 30, 2014, 1.04% at March 31, 2014 and 1.14% at December 31, 2013. The ratio of allowance for loan losses to total non-performing loans was 63.8% at June 30, 2014, 62.3% at March 31, 2014 and 64.9% at December 31, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During the three months ended June 30, 2014, 18 loans totaling $5.3 million were added to non-accrual loans, 12 loans totaling $2.5 million were returned to performing status, seven loans totaling $1.3 million were paid in full, three loans totaling $0.9 million were sold, two loans totaling $0.4 million was transferred to other real estate owned, and charge-offs of $0.3 million were recorded on non-accrual loans that were non-accrual at the beginning of the second quarter of 2014.

At December 31, 2013, non-accrual investment securities included one pooled trust preferred security with a carrying amount of $1.9 million for which we were not receiving payments. During the six months ended June 30, 2014, the Company sold the one non-accrual trust preferred security for total proceeds of $2.1 million.

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	June 30, 2014		December 31, 2013
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$1,325	$12,222	$2,555	$14,102
Commercial real estate	-	8,615	523	5,029
One-to-four family - mixed-use property	718	13,022	1,099	14,017
One-to-four family - residential	472	2,363	517	3,927
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	-
Small Business Administration	-	108	-	105
Taxi medallion	-	-	-	-
Commercial business and other	-	51	2	187
Total delinquent loans	$2,515	$36,381	$4,696	$37,367

CRITICIZED AND CLASSIFIED ASSETS

 Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary.  These asset designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $110.2 million at June 30, 2014, a decrease of $20.0 million from $130.2 million at December 31, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at June 30, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$9,622	$15,905	$1,647	$-	$27,174
Commercial real estate	10,626	14,339	-	-	24,965
One-to-four family - mixed-use property	4,438	14,682	-	-	19,120
One-to-four family - residential	2,869	13,146	-	-	16,015
Co-operative apartments	-	-	-	-	-
Construction loans	-	570	-	-	570
Small Business Administration	301	-	-	-	301
Commercial business and other	5,262	6,145	50	-	11,457
Total loans	33,118	64,787	1,697	-	99,602

Investment Securities: (1)
Pooled trust preferred securities	-	9,262	-	-	9,262
Total investment securities	-	9,262	-	-	9,262

Other Real Estate Owned	-	1,346	-	-	1,346
Total	$33,118	$75,395	$1,697	$-	$110,210

The following table sets forth the Bank’s assets designated as Criticized and Classified at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	42,653	73,342	50	-	116,045

Investment Securities: (1)
Pooled trust preferred securities	-	11,134	-	-	11,134
Total investment securities	-	11,134	-	-	11,134

Other Real Estate Owned	-	2,985	-	-	2,985
Total	$42,653	$87,461	$50	$-	$130,164

(1)   Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $6.3 million and $7.9 million at June 30, 2014 and December 31, 2013, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Bank’s securities. Flushing Financial Corporation did not have any securities classified or criticized at June 30, 2014 and December 31, 2013.

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property.  The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At June 30, 2014, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 46.1%.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

We classify investment securities as Substandard when, based on an internal review, we concluded the securities are below investment grade. We have designated a total of two investment securities that are held at the Bank as Substandard at June 30, 2014. Our classified investment securities at June 30, 2014 held by the Bank include two issues of pooled trust preferred securities. The Investment Securities which are classified as Substandard at June 30, 2014 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. We test each of these securities quarterly for impairment, through an independent third party.

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

In assessing the adequacy of the allowance for loan losses, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We experienced total net recoveries of $0.1 million during the three months ended June 30, 2014, compared to total net charge-offs of $2.2 million during the three months ended June 30, 2013. Non-performing loans totaled $45.8 million and $73.9 million at June 30, 2014 and 2013, respectively.   The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At June 30, 2014, the average loan-to-value ratio for our non-performing loans collateralized by real estate was 46.1%. A provision (benefit) for loan losses of ($1.1 million) and $3.5 million was recorded for the three months ended June 30, 2014 and 2013, respectively.  Management has concluded, and the Board of Directors has concurred, that at June 30, 2014, the allowance for loan losses was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2014	2013

Balance at beginning of period	$31,776	$31,104

Provision (benefit) for loan losses	(2,211)	9,500

Loans charged-off:
Multi-family residential	(674)	(2,749)
Commercial real estate	(86)	(734)
One-to-four family – mixed-use property	(258)	(3,135)
One-to-four family – residential	(79)	(691)
Co-operative apartments	-	(74)
Construction	-	(304)
Small Business Administration	(49)	(337)
Commercial business and other	(125)	(864)
Total loans charged-off	(1,271)	(8,888)

Recoveries:
Multi-family residential	141	65
Commercial real estate	382	293
One-to-four family – mixed-use property	135	111
One-to-four family – residential	165	106
Co-operative apartments	7	4
Small Business Administration	61	60
Commercial business and other	50	-
Total recoveries	941	639

Net charge-offs	(330)	(8,249)

Balance at end of period	$29,235	$32,355

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	0.52%
Ratio of allowance for loan losses to gross loans at end of period	0.83%	0.99%
Ratio of allowance for loan losses to non-performing
assets at end of period	62.02%	40.06%
Ratio of allowance for loan losses to non-performing
loans at end of period	63.84%	43.79%

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

The rule as adopted prohibited banking entities from owning collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) after July 21, 2015. At June 30, 2014, the Company held TruPs CDOs with an amortized cost and market value totaling $9.3 million and $6.3 million, respectively.

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

As a result of the interim final rule, the Company determined that the TruPS CDOs it owns at June 30, 2014 are not prohibited by the Volcker Rule.

PART I – FINANCIAL INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2014	-	$-	-	521,750
May 1 to May 31, 2014	50,000	19.85	50,000	471,750
June 1 to June 30, 2014	30,000	19.85	30,000	441,750
Total	80,000	$19.85	80,000

During the year ended December 31, 2013, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on September 20, 2011.  On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock.  During the three months ended June 30, 2014, the Company repurchased 80,000 shares of the Company’s common stock at an average cost of $19.85 per share.  At June 30, 2014, 441,750 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

On August 7, 2014, the Board of Directors amended the Company's Bylaws to add a new section 5.04 adding an exclusive forum provision.

PART II – OTHER INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (7)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation as of August 7, 2014 (filed herewith).
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

10.1	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (filed herewith)
10.2	2014 Omnibus Incentive Plan (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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

Flushing Financial Corporation,
Dated: August 11, 2014	By: /s/John R. Buran John R. Buran President and Chief Executive Officer
Dated: August 11, 2014	By: /s/David Fry David Fry Senior Executive Vice President, Treasurer and Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (7)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation as of August 7, 2014 (filed herewith).
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

10.1	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (filed herewith)
10.2	2014 Omnibus Incentive Plan (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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