Form 10-Q
period 2014-09-30
FLUSHING FINANCIAL CORP
filed 2014-11-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2014 was 29,650,496.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

(Dollars in thousands, except per share data)	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$30,499	$33,485
Securities available for sale:
Mortgage-backed securities ($4,893 and $7,119 at fair value pursuant to the fair value option at September 30, 2014 and December 31, 2013, respectively)	696,209	756,156
Other securities ($33,799 and $30,163 at fair value pursuant to the fair value option at September 30, 2014 and December 31, 2013 respectively)	288,168	261,634
Loans held for sale	1,150	425
Loans:
Multi-family residential	1,806,050	1,712,039
Commercial real estate	565,979	512,552
One-to-four family ― mixed-use property	577,041	595,751
One-to-four family ― residential	191,701	193,726
Co-operative apartments	9,779	10,137
Construction	5,121	4,247
Small Business Administration	7,536	7,792
Taxi medallion	22,667	13,123
Commercial business and other	448,925	373,641
Net unamortized premiums and unearned loan fees	10,835	11,170
Allowance for loan losses	(28,344)	(31,776)
Net loans	3,617,290	3,402,402
Interest and dividends receivable	17,235	17,370
Bank premises and equipment, net	19,650	20,356
Federal Home Loan Bank of New York stock	45,776	46,025
Bank owned life insurance	111,899	109,606
Goodwill	16,127	16,127
Other assets	47,983	57,915
Total assets	$4,891,986	$4,721,501

LIABILITIES
Due to depositors:
Non-interest bearing	$213,219	$197,343
Interest-bearing:
Certificate of deposit accounts	1,299,932	1,120,955
Savings accounts	251,052	265,003
Money market accounts	300,011	199,907
NOW accounts	1,257,851	1,416,774
Total interest-bearing deposits	3,108,846	3,002,639
Mortgagors' escrow deposits	41,496	32,798
Borrowed funds ($29,535 and $29,570 at fair value pursuant to the fair value option at September 30, 2014 and December 31, 2013, respectively)	915,633	856,822
Securities sold under agreements to repurchase	116,000	155,300
Other liabilities	44,396	44,067
Total liabilities	4,439,590	4,288,969

Commitments and contingencies (Notes 4 & 5)

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2014 and December 31, 2013; 29,646,862 shares and 30,123,252 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	315	315
Additional paid-in capital	205,829	201,902
Treasury stock, at average cost (1,883,733 shares and 1,407,343 shares at
September 30, 2014 and December 31, 2013, respectively)	(32,314)	(22,053)
Retained earnings	283,009	263,743
Accumulated other comprehensive loss, net of taxes	(4,443)	(11,375)
Total stockholders' equity	452,396	432,532

Total liabilities and stockholders' equity	$4,891,986	$4,721,501

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$42,668	$42,540	$127,277	$128,341
Interest and dividends on securities:
Interest	6,309	7,135	20,051	21,263
Dividends	190	163	574	574
Other interest income	10	13	55	54
Total interest and dividend income	49,177	49,851	147,957	150,232
Interest expense
Deposits	7,336	7,776	22,724	24,160
Other interest expense	9,884	5,090	19,960	17,645
Total interest expense	17,220	12,866	42,684	41,805
Net interest income	31,957	36,985	105,273	108,427
(Benefit) provision for loan losses	(618)	3,435	(2,829)	12,935
Net interest income after provision for loan losses	32,575	33,550	108,102	95,492
Non-interest income (loss)
Other-than-temporary impairment ("OTTI") charge	-	(1,622)	-	(2,508)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	-	706	-	1,089
Net OTTI charge recognized in earnings	-	(916)	-	(1,419)
Banking services fee income	748	344	2,324	2,612
Net gain from sale of securities	5,216	96	5,216	2,972
Net gain on sale of loans	-	1	-	144
Net loss from fair value adjustments	(474)	(190)	(1,520)	(621)
Federal Home Loan Bank of New York stock dividends	463	399	1,444	1,214
Bank owned life insurance	762	853	2,293	2,519
Other income	408	358	1,062	1,071
Total non-interest income	7,123	945	10,819	8,492
Non-interest expense
Salaries and employee benefits	12,164	10,716	36,686	33,910
Occupancy and equipment	2,007	1,961	5,961	5,677
Professional services	1,601	1,247	4,338	4,380
FDIC deposit insurance	771	658	2,141	2,435
Data processing	1,021	1,042	3,131	3,184
Depreciation and amortization	690	737	2,122	2,238
Other real estate owned/foreclosure expense	372	417	907	1,529
Other operating expenses	2,811	2,272	8,868	8,329
Total non-interest expense	21,437	19,050	64,154	61,682
Income before income taxes	18,261	15,445	54,767	42,302
Provision for income taxes
Federal	5,240	4,593	15,511	12,717
State and local	1,820	1,431	6,074	3,781
Total taxes	7,060	6,024	21,585	16,498
Net income	$11,201	$9,421	$33,182	$25,804
Basic earnings per common share	$0.38	$0.32	$1.11	$0.86
Diluted earnings per common share	$0.38	$0.32	$1.11	$0.86
Dividends per common share	$0.15	$0.13	$0.45	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Comprehensive Income
Net income	$11,201	$9,421	$33,182	$25,804
Amortization of actuarial losses	98	174	259	522
Amortization of prior service credits	(6)	(7)	(16)	(19)
OTTI charges included in income	-	516	-	799
Reclassification adjustment for gains included in income	(2,978)	(54)	(2,978)	(1,673)
Unrealized gains (losses) on securities, net	(2,206)	(1,729)	9,667	(19,947)
Comprehensive income	$6,109	$8,321	$40,114	$5,486

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,182	$25,804
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for loan losses	(2,829)	12,935
Depreciation and amortization of bank premises and equipment	2,122	2,238
Net gain on sale of loans	-	(144)
Net gain on sale of securities	(5,216)	(2,972)
Amortization of premium, net of accretion of discount	5,333	5,744
Net loss from fair value adjustments	1,520	621
OTTI charge recognized in earnings	-	1,419
Income from bank owned life insurance	(2,293)	(2,519)
Stock-based compensation expense	3,592	2,916
Deferred compensation	(2,245)	(410)
Amortization of core deposit intangibles	-	351
Excess tax benefit from stock-based payment arrangements	(757)	(339)
Deferred income tax provision	2,556	148
Decrease in prepaid FDIC assessment	-	3,287
Increase in other liabilities	5,563	8,266
Decrease (increase) in other assets	1,639	(782)
Net cash provided by operating activities	42,167	56,563

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,416)	(469)
Net (redemption) purchase of Federal Home Loan Bank of New York shares	249	(3,666)
Purchases of securities available for sale	(132,185)	(380,326)
Proceeds from sales and calls of securities available for sale	102,328	112,886
Proceeds from maturities and prepayments of securities available for sale	77,641	123,746
Net originations of loans	(199,615)	(201,627)
Purchases of loans	(23,777)	(452)
Proceeds from sale of real estate owned	2,292	3,408
Proceeds from sale of delinquent loans	7,332	25,217
Net cash used in investing activities	(167,151)	(321,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	15,876	24,872
Net increase in interest-bearing deposits	105,502	189,972
Net increase in mortgagors' escrow deposits	8,698	8,504
Net proceeds (repayments) from short-term borrowed funds	25,000	(43,000)
Proceeds from long-term borrowings	150,000	199,346
Repayment of long-term borrowings	(157,081)	(89,911)
Purchases of treasury stock	(13,805)	(14,064)
Excess tax benefit from stock-based payment arrangements	757	339
Proceeds from issuance of common stock upon exercise of stock options	512	312
Cash dividends paid	(13,461)	(11,747)
Net cash provided by financing activities	121,998	264,623

Net decrease in cash and cash equivalents	(2,986)	(97)
Cash and cash equivalents, beginning of period	33,485	40,425
Cash and cash equivalents, end of period	$30,499	$40,328

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$42,374	$40,944
Income taxes paid	18,184	11,996
Taxes paid if excess tax benefits were not tax deductible	18,941	12,335
Non-cash activities:
Loans transferred to other real estate owned	5,749	4,543
Loans provided for the sale of other real estate owned	712	3,011
Loans held for investment transferred to loans held for sale	1,150	13,008
Loans held for sale transferred to loans held for investment	-	2,214

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands, except per share data)	2014	2013
Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$201,902	$198,314
Award of common shares released from Employee Benefit Trust (133,446 and 141,059 common shares for the nine months ended September 30, 2014 and 2013, respectively)	2,029	1,608
Shares issued upon vesting of restricted stock unit awards (7,300 and 120,014 common shares for the nine months ended September 30, 2014 and 2013, respectively)	30	161
Issuance upon exercise of stock options (105,925 and 235,025 common shares for the nine months ended September 30, 2014 and 2013, respectively)	310	849
Stock-based compensation activity, net	801	(284)
Stock-based income tax benefit	757	339
Balance, end of period	$205,829	$200,987
Treasury Stock
Balance, beginning of period	$(22,053)	$(10,257)
Purchases of shares outstanding (661,470 and 836,092 common shares for the nine months ended September 30, 2014, and 2013, respectively)	(12,660)	(13,152)
Shares issued upon vesting of restricted stock unit awards (198,536 and 176,656 common shares for the nine months ended September 30, 2014 and 2013, respectively)	3,137	2,338
Issuance upon exercise of stock options (105,925 and 300,195 common shares for the nine months ended September 30, 2014 and 2013, respectively)	1,697	4,262
Purchases of shares to fund options exercised (63,732 and 233,933 common shares for the nine months ended September 30, 2014 and 2013, respectively)	(1,290)	(4,075)
Repurchase of shares to satisfy tax obligations (55,649 and 57,411 common shares for the nine months ended September 30, 2014 and 2013, respectively)	(1,145)	(912)
Balance, end of period	$(32,314)	$(21,796)
Retained Earnings
Balance, beginning of period	$263,743	$241,856
Net income	33,182	25,804
Cash dividends declared and paid on common shares ($0.45 and $0.39 per common share for the nine months ended September 30, 2014 and 2013, respectively)	(13,461)	(11,747)
Issuance upon exercise of stock options (8,000 and 65,170 common shares for the nine months ended September 30, 2014 and 2013, respectively)	(50)	(126)
Shares issued upon vesting of restricted stock unit awards (191,236 and 56,642 common shares for the nine months ended September 30, 2014 and 2013, respectively)	(405)	(100)
Balance, end of period	$283,009	$255,687
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(11,375)	$12,137
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately ($7,484) and $15,482 for the nine months ended September 30, 2014 and 2013, respectively	9,667	(19,947)
Amortization of actuarial losses, net of taxes of approximately ($266) and ($405) for the nine months ended September 30, 2014 and 2013, respectively	259	522
Amortization of prior service credits, net of taxes of approximately $18 and $15 for the nine months ended September 30, 2014 and 2013, respectively	(16)	(19)
OTTI charges included in income, net of taxes of approximately ($620) for the nine months ended September 30, 2013	-	799
Reclassification adjustment for gains included in net income, net of tax of approximately $2,238 and $1,299 for the nine months ended September 30, 2014 and 2013, respectively.	(2,978)	(1,673)
Balance, end of period	$(4,443)	$(8,181)
Total Stockholders' Equity	$452,396	$427,012

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
		(In thousands, except per share data)
Net income, as reported	$11,201	$9,421	$33,182	$25,804
Divided by:
Weighted average common shares outstanding	29,772	29,773	29,937	30,143
Weighted average common stock equivalents	24	32	31	25
Total weighted average common shares outstanding and common stock equivalents	29,796	29,805	29,968	30,168
Basic earnings per common share	$0.38	$0.32	$1.11	$0.86
Diluted earnings per common share (1)	$0.38	$0.32	$1.11	$0.86
Dividend payout ratio	39.5%	40.6%	40.5%	45.3%

(1)	For the three months ended September 30, 2014 and 2013, options to purchase 61,000 shares at an average exercise price of $19.37 and 111,050 shares at an average exercise price of $19.56, respectively, were not included in the computation of diluted earnings per common share as they were anti-dilutive. For the nine months ended September 30, 2014, there were no options which were considered anti-dilutive. For the nine months ended September 30, 2013, options to purchase 320,200 shares at an average exercise price of $18.33 were not included in the computation of diluted earnings per common share as they were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three and nine months ended September 30, 2014 and 2013. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2014:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$100,611	$101,490	$1,507	$628
Municipals	143,450	146,086	2,819	183
Mutual funds	26,974	26,974	-	-
Other	16,388	13,618	-	2,770
Total other securities	287,423	288,168	4,326	3,581
REMIC and CMO	497,457	495,375	5,705	7,787
GNMA	14,617	14,839	430	208
FNMA	173,048	170,943	1,399	3,504
FHLMC	15,031	15,052	143	122
Total mortgage-backed securities	700,153	696,209	7,677	11,621
Total securities available for sale	$987,576	$984,377	$12,003	$15,202

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Mortgage-backed securities shown in the table above include three private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $12.4 million and $12.5 million, respectively, at September 30, 2014.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities had been in a continuous unrealized loss position at September 30, 2014:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$39,373	$628	$9,529	$472	$29,844	$156
Municipals	32,355	183	20,746	34	11,609	149
Other	6,793	2,770	-	-	6,793	2,770
Total other securities	78,521	3,581	30,275	506	48,246	3,075
REMIC and CMO	266,921	7,787	114,949	1,379	151,972	6,408
GNMA	8,581	208	-	-	8,581	208
FNMA	114,411	3,504	19,805	134	94,606	3,370
FHLMC	11,905	122	4,987	45	6,918	77
Total mortgage-backed securities	401,818	11,621	139,741	1,558	262,077	10,063
Total securities available for sale	$480,339	$15,202	$170,016	$2,064	$310,323	$13,138

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

The Company reviewed each investment that had an unrealized loss at September 30, 2014. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax. Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

The Company evaluates its pooled trust preferred securities, included in the table above under “Other”, using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty. For single issuer trust preferred securities, the Company evaluates the issuer’s financial condition. When an OTTI is identified, the portion of the impairment that is credit related, for trust preferred securities, is determined by management by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings.

Corporate:

The unrealized losses in Corporate securities at September 30, 2014 consist of losses on five Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Municipal Securities:

The unrealized losses in Municipal securities at September 30, 2014, consist of losses on eight municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Other Securities:

The unrealized losses in Other Securities at September 30, 2014, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on these securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates the pooled trust preferred securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) one issuer totaling $15.0 million will prepay in the third quarter of 2015; (2) three issuers totaling $31.8 million will prepay in the third quarter of 2015; (3) senior classes will not call the debt on their portions; and (4) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security.

The Company also owns a single issue security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income – Net gain (loss) from fair value adjustments.

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management and based on the review performed at September 30, 2014, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, including the three trust preferred issues discussed above, the Company held four trust preferred issues which had a current credit rating of at least one rating below investment grade. One of those issues is carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining three trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at September 30, 2014. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
(Dollars in thousands)

Single issuer	n/a	1	$300	$293	$-	None	None	BB-
Pooled issuer	B1	15	5,617	3,200	2,383	22.5%	0.0%	C
Pooled issuer	C1	16	3,645	3,300	1,355	17.9%	0.0%	C
Total			$9,562	$6,793	$3,738

REMIC and CMO:

The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at September 30, 2014 consist of 13 issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 16 issues from the Federal National Mortgage Association (“FNMA”) and seven issues from Government National Mortgage Association (“GNMA”).

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

GNMA:

The unrealized losses in GNMA securities at September 30, 2014 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at September 30, 2014.

FNMA:

The unrealized losses in FNMA securities at September 30, 2014 consist of losses on 15 securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2014.

FHMLC:

The unrealized losses in FHMLC securities at September 30, 2014 consist of losses on two securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities are performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2014.

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on two pooled trust preferred securities, as of September 30, 2014, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Ending Credit Loss Amount

Trust preferred securities	$9,262	$6,500	$2,762	$3,738

Total	$9,262	$6,500	$2,762	$3,738

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$3,738	$6,193	$3,738	$6,178
Recognition of actual losses	-	(186)	-	(674)
OTTI charges due to credit loss recorded in earnings	-	916	-	1,419
Securities sold during the period	-	-	-	-
Securities where there is an intent to sell or requirement to sell	-	-	-	-
Ending balance	$3,738	$6,923	$3,738	$6,923

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at September 30, 2014, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$46,317	$46,369
Due after one year through five years	35,658	37,094
Due after five years through ten years	68,741	68,245
Due after ten years	136,707	136,460

Total other securities	287,423	288,168
Mortgage-backed securities	700,153	696,209

Total securities available for sale	$987,576	$984,377

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Gross gains from the sale of securities	$5,247	$96	$5,247	$3,313
Gross losses from the sale of securities	(31)	-	(31)	(341)

Net gains from the sale of securities	$5,216	$96	$5,216	$2,972

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

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2013.

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

As of September 30, 2014, we utilized recent third party appraisals of the collateral to measure impairment for $35.9 million, or 70.8%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $14.8 million, or 29.2%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At September 30, 2014, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The Bank did not modify and classify any loans as TDR during the nine months ended September 30, 2014.

The following table shows loans modified and classified as TDR during the nine months ended September 30, 2013:

	For the nine months ended September 30, 2013
(Dollars in thousands)	Number	Balance	Modification description
Multi-family residential	1	$413	Received a below market interest rate and the loan amortization was extended
Commercial real estate	2	761	Received a below market interest rate and the loan amortization was extended
One-to-four family - mixed-use property	1	390	Received a below market interest rate and the loan amortization was extended
Commercial business and other	1	615	Received a below market interest rate and the loan term was extended
Total	5	$2,179

 The recorded investment of each of the loans modified and classified as TDR, presented in the table above, was unchanged as there was no principal forgiven in any of these modifications.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Multi-family residential	10	$3,050	10	$3,087
Commercial real estate	4	3,635	4	3,686
One-to-four family - mixed-use property	7	2,393	8	2,692
One-to-four family - residential	1	357	1	364
Construction	-	-	1	746
Commercial business and other	3	1,035	4	3,127
Total performing troubled debt restructured	25	$10,470	28	$13,702

During the nine months ended September 30, 2014, three TDR loans totaling $2.7 million were transferred to non-performing status, which resulted in these loans being included in non-performing loans. Two of these loans were paid subsequent to being transferred to non-performing loans and prior to the end of the second quarter of 2014.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial real estate	1	$2,186	1	$2,332
One-to-four family - mixed-use property	1	187	-	-
Total troubled debt restructurings that subsequently defaulted	2	$2,373	1	$2,332

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	September 30, 2014	December 31, 2013
Loans 90 days or more past due and still accruing:
Multi-family residential	$97	$52
Commercial real estate	264	-
One-to-four family - mixed-use property	421	-
One-to-four family - residential	14	15
Commercial Business and other	351	539
Total	1,147	606

Non-accrual mortgage loans:
Multi-family residential (1)	7,287	13,297
Commercial real estate	5,972	9,962
One-to-four family - mixed-use property	9,083	9,063
One-to-four family - residential	11,022	13,250
Co-operative apartments	-	57
Total	33,364	45,629

Non-accrual non-mortgage loans:
Commercial Business and other	1,155	2,348
Total	1,155	2,348
Total non-accrual loans	34,519	47,977
Total non-accrual loans and loans ninety days or more past due and still accruing	$35,666	$48,583

(1)	The table above does not include non-performing Loans held for sale $0.4 million at December 31, 2013, respectively.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$841	$1,507	$2,523	$4,520
Less: Interest income included in the results of operations	153	225	572	959
Total foregone interest	$688	$1,282	$1,951	$3,561

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows an age analysis of our recorded investment in loans at September 30, 2014:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Multi-family residential	$11,095	$2,728	$7,287	$21,110	$1,784,940	$1,806,050
Commercial real estate	7,978	936	5,972	14,886	551,093	565,979
One-to-four family - mixed-use property	13,731	2,835	9,084	25,650	551,391	577,041
One-to-four family - residential	3,081	1,568	10,814	15,463	176,238	191,701
Co-operative apartments	-	-	-	-	9,779	9,779
Construction loans	-	-	-	-	5,121	5,121
Small Business Administration	96	-	-	96	7,440	7,536
Taxi medallion	-	-	-	-	22,667	22,667
Commercial business and other	4	91	309	404	448,521	448,925
Total	$35,985	$8,158	$33,466	$77,609	$3,557,190	$3,634,799

The following table shows an age analysis of our recorded investment in loans at December 31, 2013:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Multi-family residential	$14,101	$2,554	$13,297	$29,952	$1,682,087	$1,712,039
Commercial real estate	5,029	523	9,962	15,514	497,038	512,552
One-to-four family - mixed-use property	14,017	1,099	9,063	24,179	571,572	595,751
One-to-four family - residential	3,828	518	12,953	17,299	176,427	193,726
Co-operative apartments	99	-	144	243	9,894	10,137
Construction loans	-	-	-	-	4,247	4,247
Small Business Administration	106	-	-	106	7,686	7,792
Taxi medallion	-	-	-	-	13,123	13,123
Commercial business and other	187	2	1,213	1,402	372,239	373,641
Total	$37,367	$4,696	$46,632	$88,695	$3,334,313	$3,423,008

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended September 30, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$10,750	$5,327	$6,993	$1,790	$-	$34	$373	$14	$3,954	$29,235
Charge-off's	(412)	(221)	(47)	(18)	-	-	-	-	(5)	(703)
Recoveries	3	99	196	104	-	-	15	-	13	430
Provision	(197)	(219)	(472)	(102)	-	7	(37)	(3)	405	(618)
Ending balance	$10,144	$4,986	$6,670	$1,774	$-	$41	$351	$11	$4,367	$28,344
Ending balance: individually evaluated for impairment	$292	$23	$591	$55	$-	$-	$-	$-	$168	$1,129
Ending balance: collectively evaluated for impairment	$9,852	$4,963	$6,079	$1,719	$-	$41	$351	$11	$4,199	$27,215
Financing Receivables:
Ending balance	$1,806,050	$565,979	$577,041	$191,701	$9,779	$5,121	$7,536	$22,667	$448,925	$3,634,799
Ending balance: individually evaluated for impairment	$13,643	$12,525	$16,516	$12,874	$-	$-	$-	$-	$6,787	$62,345
Ending balance: collectively evaluated for impairment	$1,792,407	$553,454	$560,525	$178,827	$9,779	$5,121	$7,536	$22,667	$442,138	$3,572,454

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-off's	(1,086)	(307)	(305)	(97)	-	-	(49)	-	(130)	(1,974)
Recoveries	144	481	331	269	7	-	76	-	63	1,371
Provision	(998)	(147)	316	(477)	(111)	(403)	(134)	11	(886)	(2,829)
Ending balance	$10,144	$4,986	$6,670	$1,774	$-	$41	$351	$11	$4,367	$28,344
Ending balance: individually evaluated for impairment	$292	$23	$591	$55	$-	$-	$-	$-	$168	$1,129
Ending balance: collectively evaluated for impairment	$9,852	$4,963	$6,079	$1,719	$-	$41	$351	$11	$4,199	$27,215
Financing Receivables:
Ending balance	$1,806,050	$565,979	$577,041	$191,701	$9,779	$5,121	$7,536	$22,667	$448,925	$3,634,799
Ending balance: individually evaluated for impairment	$13,643	$12,525	$16,516	$12,874	$-	$-	$-	$-	$6,787	$62,345
Ending balance: collectively evaluated for impairment	$1,792,407	$553,454	$560,525	$178,827	$9,779	$5,121	$7,536	$22,667	$442,138	$3,572,454

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the nine month period ended September 30, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$10,851	$12,307	$-	$15,397	$150
Commercial real estate	10,145	10,447	-	12,739	231
One-to-four family mixed-use property	13,406	15,118	-	13,126	208
One-to-four family residential	12,517	15,403	-	13,081	75
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	380	-
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	4,026	5,615	-	4,987	140
Total loans with no related allowance recorded	50,945	58,890	-	59,710	804
With an allowance recorded:
Mortgage loans:
Multi-family residential	2,792	2,792	292	2,988	112
Commercial real estate	2,380	2,380	23	3,532	125
One-to-four family mixed-use property	3,110	3,110	591	3,300	128
One-to-four family residential	357	357	55	359	11
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	249	-
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,761	2,761	168	3,294	113
Total loans with an allowance recorded	11,400	11,400	1,129	13,722	489
Total Impaired Loans:
Total mortgage loans	$55,558	$61,914	$961	$65,151	$1,040
Total non-mortgage loans	$6,787	$8,376	$168	$8,281	$253

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at September 30, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$7,998	$9,443	$1,150	$-	$18,591
Commercial real estate	9,288	10,145	-	-	19,433
One-to-four family - mixed-use property	6,326	13,883	-	-	20,209
One-to-four family - residential	2,741	12,758	-	-	15,499
Co-operative apartments	-	-	-	-	-
Construction loans	-	-	-	-	-
Small Business Administration	294	-	-	-	294
Commercial business and other	154	4,994	50	-	5,198
Total loans	$26,801	$51,223	$1,200	$-	$79,224

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	$42,653	$73,342	$50	$-	$116,045

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $94.2 million and $180.1 million, respectively, at September 30, 2014.

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2014, the Bank had one multi-family residential loan held for sale of $1.2 million. At December 31, 2013, the Bank had one multi-family residential loan held for sale of $0.4 million.

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

The Bank did not sell any loans during the three months ended September 30, 2014.

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

	For the nine months ended September 30, 2014
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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)

Balance at beginning of period	$1,346	$2,591	$2,985	$5,278
Acquisitions	5,143	1,785	5,749	4,543
Write-down of carrying value	-	(63)	(5)	(243)
Sales	(697)	(810)	(2,937)	(6,075)
Balance at end of period	$5,792	$3,503	$5,792	$3,503

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Gross gains	$-	$192	$132	$433
Gross losses	(34)	-	(65)	(89)
Write-down of carrying value	-	(63)	(5)	(243)
Total	$(34)	$129	$62	$101

8.	Stock-Based Compensation

For the three months ended September 30, 2014 and 2013, the Company’s net income, as reported, includes $0.5 million and $0.4 million, respectively, of stock-based compensation costs and $0.2 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans. For the nine months ended September 30, 2014 and 2013, the Company’s net income, as reported, includes $3.6 million and $2.9 million, respectively, of stock-based compensation costs and $1.4 million and $1.1 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 2,800 and 2,400 restricted stock units granted during the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the Company granted 266,895 and 246,045 restricted stock units, respectively. There were no stock options granted during the three and nine months ended September 30, 2014 and 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The 2014 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 20, 2014 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the Omnibus Plan. Although, commencing upon the approval of the Omnibus Plan by stockholders, no further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (the “Prior Plans”), all outstanding awards under the Prior Plans shall continue in accordance with their terms. At September 30, 2014, there were 1,097,200 shares available for delivery in connection with awards under the Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the nine months ended September 30, 2014:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	346,584	$14.08
Granted	266,895	20.17
Vested	(200,324)	16.89
Forfeited	(19,142)	15.54
Non-vested at September 30, 2014	394,013	$16.71
Vested but unissued at September 30, 2014	217,227	$16.92

As of September 30, 2014, there was $4.8 million of total unrecognized compensation cost related to RSU awards granted under the Omnibus Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of awards vested during the three months ended September 30, 2014 and 2013 were $4,000 for each respective period. The total fair value of awards vested for the nine months ended September 30, 2014 and 2013 were $4.1 million and $2.8 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes certain information regarding the stock option awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the nine months ended September 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual (years)	Aggregate Intrinsic Value ($000)*
Outstanding at December 31, 2013	306,630	$16.02	-	-
Granted	-	-	-	-
Exercised	(105,925)	17.01	-	-
Forfeited	(1,300)	19.37	-	-
Outstanding at September 30, 2014	199,405	$15.46	3.2	$627
Exercisable shares at September 30, 2014	199,405	$15.46	3.2	$627

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of September 30, 2014, there is no remaining unrecognized compensation cost related to stock options granted.

Cash proceeds, fair value received, tax benefits and the intrinsic value related to stock options exercised during the three and nine months ended September 30, 2014 and 2013 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Proceeds from stock options exercised	$82	$77	$512	$312
Fair value of shares received upon exercised of stock options	-	2,323	1,290	4,074
Tax benefit related to stock options exercised	1	(71)	94	97
Intrinsic value of stock options exercised	18	436	335	813

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2014:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2013	59,323	$20.70
Granted	9,142	19.82
Forfeited	(55)	19.74
Distributions	(1,736)	19.64
Outstanding at September 30, 2014	66,674	$18.27
Vested at September 30, 2014	66,557	$18.27

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.1) million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. The total fair value of the distributions from the Phantom Stock Plan was $21,000 for the three months ended September 30, 2014. There were no distributions made from the Phantom Stock Plan during the three months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.1) million and $0.2 million, respectively. The total fair value of the distributions from the Phantom Stock Plan during the nine months ended September 30, 2014 and 2013 were $34,000 and $8,000, respectively.

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Employee Pension Plan:
Interest cost	$223	$207	$669	$621
Amortization of unrecognized loss	190	306	570	918
Expected return on plan assets	(336)	(315)	(1,008)	(945)
Net employee pension expense	$77	$198	$231	$594
Outside Director Pension Plan:
Service cost	$13	$21	$39	$63
Interest cost	29	24	87	72
Amortization of unrecognized gain	(15)	(9)	(45)	(27)
Amortization of past service liability	10	9	30	27
Net outside director pension expense	$37	$45	$111	$135
Other Postretirement Benefit Plans:
Service cost	$90	$112	$270	$336
Interest cost	63	55	189	165
Amortization of unrecognized loss	-	12	-	36
Amortization of past service credit	(22)	(20)	(67)	(60)
Net other postretirement expense	$131	$159	$392	$477

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2013 that it expects to contribute $0.2 million and $0.3 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2014. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2014, the Company has contributed $84,000 to the Outside Director Pension Plan and $42,000 to the Other Postretirement Benefit Plans. As of September 30, 2014, the Company has not revised its expected contributions for the year ending December 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2014, the Company carried financial assets and financial liabilities under the fair value option with fair values of $38.7 million and $29.5 million, respectively. At December 31, 2013, the Company carried financial assets and financial liabilities under the fair value option with fair values of $37.3 million and $29.6 million, respectively. The Company elected to measure at fair value, securities with a cost of $5.0 million that were purchased during the nine months ended September 30, 2014. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company sold financial assets carried under the fair value option totaling $1.9 million.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Measurements	Measurements	Three Months Ended		Nine Months Ended
(Dollars in thousands)	at September 30, 2014	at December 31, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Mortgage-backed securities	$4,893	$7,119	$(16)	$(95)	$56	$(626)
Other securities	33,799	30,163	14	(381)	511	(328)
Borrowed funds	29,535	29,570	(144)	(272)	35	(2,547)
Net gain (loss) from fair value adjustments (1) (2)			$(146)	$(748)	$602	(3,501)

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($0.3) million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, from the change in the fair value of interest rate caps/Swaps.
(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($2.1) million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively, from the change in the fair value of interest rate caps/Swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2014 and December 31, 2013. The fair value of borrowed funds includes accrued interest payable of $0.1 million at September 30, 2014 and December 31, 2013.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at September 30, 2014 and December 31, 2013.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2014 and December 31, 2013, Level 2 included mortgage related securities, corporate debt and interest rate caps/Swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2014 and December 31, 2013, Level 3 included municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at September 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Assets:
Mortgage-backed Securities	$-	$-	$696,209	$756,156	$-	$-	$696,209	$756,156
Other securities	-	-	262,097	237,476	26,071	24,158	288,168	261,634
Interest rate swaps	-	-	174	2,081	-	-	174	2,081

Total assets	$-	$-	$958,480	$995,713	$26,071	$24,158	$984,551	$1,019,871

Liabilities:
Borrowings	$-	$-	$-	$-	$29,535	$29,570	$29,535	$29,570
Interest rate swaps	-	-	535	-	-	-	535	-

Total liabilities	$-	$-	$535	$-	$29,535	$29,570	$30,070	$29,570

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended September 30, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$10,592	$13,361	$29,388
Transfer into Level 3	-	-	-
Purchases	2,000	-	-
Maturities	(85)	-	-
Principal repayments	(54)	-	-
Net gain from fair value adjustment of financial assets	-	45	-
Net loss from fair value adjustment of financial liabilities	-	-	145
Increase in accrued interest payable	-	-	2
Change in unrealized gains (losses) included in other comprehensive income	-	212	-
Ending balance	$12,453	$13,618	$29,535
Changes in unrealized held at period end	$-	$212	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended September 30, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$22,930	$9,327	$8,367	$26,192
Transfer into Level 3	-	-	-	-
Net gain from fair value adjustment of financial assets	-	-	(361)	-
Net loss from fair value adjustment of financial liabilities	-	-	-	272
Increase in accrued interest payable	-	-	-	1
Other-than-temporary impairment charge	(916)	-	-	-
Change in unrealized gains (losses) included in other comprehensive income	(1,820)	(52)	(500)	-
Ending balance	$20,194	$9,275	$7,506	$26,465
Changes in unrealized held at period end	$(1,820)	$(52)	$(500)	$-

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$9,223	$14,935	$29,570
Transfer into Level 3	-	-	-
Purchases	4,475	-	-
Maturities	(1,085)	-	-
Principal repayments	(160)	-	-
Sales	-	(1,871)	-
Net gain from fair value adjustment of financial assets	-	99	-
Net gain from fair value adjustment of financial liabilities	-	-	(34)
Decrease in accrued interest payable	-	-	(1)
Change in unrealized gains (losses) included in other comprehensive income	-	455	-
Ending balance	$12,453	$13,618	$29,535
Changes in unrealized held at period end	$-	$455	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$23,475	$9,429	$6,650	$23,922
Transfer into Level 3	-	-	-	-
Net gain from fair value adjustment of financial assets	-	-	150	-
Net loss from fair value adjustment of financial liabilities	-	-	-	2,547
Increase in accrued interest payable	-	-	-	(4)
Other-than-temporary impairment charge	(1,419)	-	-	-
Change in unrealized gains (losses) included in other comprehensive income	(1,862)	(154)	706	-
Ending balance	$20,194	$9,275	$7,506	$26,465
Changes in unrealized held at period end	$(1,862)	$(154)	$706	$-

During three and nine months ended September 30, 2014, purchases added to Level 3 were due to illiquidity and reduced price transparency. There were no purchases added to level 3 during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014 and 2013, there were no transfers between Levels 1, 2 and 3.

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of September 30, 2014:

September 30, 2014	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Municipals	$12,453	Discounted cash flows	Discount rate	0.2%	-	4.0%	(2.8%)

			Discount rate	7.0%	-	10.4%	(8.4%)
			Prepayment assumptions	30.4%	-	39.7%	(35.0%)
Trust Preferred Securities	$13,618	Discounted cash flows	Defaults	0.2%	-	20.5%	(10.5%)

Liabilities:

Junior subordinated debentures	$29,535	Discounted cash flows	Discount rate			7.0%	(7.0%)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at September 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Assets:
Loans held for sale	$-	$-	$-	$-	$1,150	$425	$1,150	$425
Impaired loans	-	-	-	-	26,847	23,544	26,847	23,544
Other real estate owned	-	-	-	-	5,792	2,985	5,792	2,985

Total assets	$-	$-	$-	$-	$33,789	$26,954	$33,789	$26,954

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of September 30, 2014:

September 30, 2014	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Loans held for sale	$1,150	Fair value of collateral	Loss severity discount			48.6%	(48.6%)
Impaired loans	$26,847	Fair value of collateral	Loss severity discount	0.5%	-	89.5%	(29.1%)
Other real estate owned	$5,792	Fair value of collateral	Loss severity discount	0.0%	-	24.6%	(1.6%)

The Company carries its Loans held for sale and OREO at the expected sales price less selling costs.

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

The estimated fair value of each material class of financial instruments at September 30, 2014 and December 31, 2013 and the related methods and assumptions used to estimate fair value are as follows:

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

At September 30, 2014 and December 31, 2013, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at September 30, 2014:

	September 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$30,499	$30,499	$30,499	$-	$-
Mortgage-backed Securities	696,209	696,209	-	696,209	-
Other securities	288,168	288,168	-	262,097	26,071
Loans held for sale	1,150	1,150	-	-	1,150
Loans	3,645,634	3,718,239	-	-	3,718,239
FHLB-NY stock	45,776	45,776	-	45,776	-
Interest rate swaps	174	174	-	174	-
OREO	5,792	5,792	-	-	5,792

Total assets	$4,713,402	$4,786,007	$30,499	$1,004,256	$3,751,252

Liabilities:
Deposits	$3,363,561	3,377,468	$2,063,629	$1,313,839	$-
Borrowings	1,031,633	1,045,653	-	1,016,118	29,535
Interest rate swaps	535	535	-	535	-

Total liabilities	$4,395,729	$4,423,656	$2,063,629	$2,330,492	$29,535

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

At September 30, 2014, the Company’s derivative financial instruments consisted of interest rate swaps and at December 31, 2013, the Company’s derivative financial instruments consisted of purchased options and interest rate swaps. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use interest rate swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

The purchased options, which expired during the third quarter of 2014, were used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities.

At September 30, 2014 and December 31, 2013 derivatives with a combined notional amount of $18.0 million and $118.0 million, respectively, were not designated as hedges. Derivatives with a combined notional amount of $11.0 million and $11.2 million were designated as fair value hedges at September 30, 2014 and December 31, 2013, respectively. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income. The portion of the change in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2014:

	At or for the nine months ended September 30, 2014
	Notional Amount	Purchase Price	Net Carrying (1) Value
	(In thousands)
Interest rate swaps (non-hedge)	$18,000	$-	$(352)
Interest rate swaps (hedge)	4,153	-	174
Interest rate swaps (hedge)	6,888	-	(183)
Total derivatives	$29,041	$-	$(361)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2013:

	At or for the year ended December 31, 2013
	Notional Amount	Purchase Price	Net Carrying (1) Value
	(In thousands)
Interest rate caps (non-hedge)	$100,000	$9,035	$-
Interest rate swaps (non-hedge)	18,000	-	1,681
Interest rate swaps (hedge)	11,217	-	400
Total derivatives	$129,217	$9,035	$2,081

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013

Financial Derivatives:
Interest rate caps (non-hedge)	$-	$(7)	$-	$(18)
Interest rate swaps (non-hedge)	(300)	565	(2,033)	2,882
Interest rate swaps (hedge)	(28)	-	(89)	16
Net Gain (loss) (1)	$(328)	$558	$(2,122)	$2,880

(1)	Net gains and (losses) are recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.

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

Income tax provisions are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Federal:
Current	$5,381	$4,678	$13,793	$12,699
Deferred	(141)	(85)	1,718	18
Total federal tax provision	5,240	4,593	15,511	12,717
State and Local:
Current	1,869	1,468	5,237	3,773
Deferred	(49)	(37)	837	8
Total state and local tax provision	1,820	1,431	6,074	3,781

Total income tax provision	$7,060	$6,024	$21,585	$16,498

The effective tax rate was 38.7% and 39.0% for the three months ended September 30, 2014 and 2013, respectively, and 39.4% and 39.0% for the nine months ended September 30, 2014 and 2013, respectively.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended September 30,				For the nine months ended September 30,
(dollars in thousands)	2014		2013		2014		2013
Taxes at federal statutory rate	$6,392	35.0%	$5,406	35.0%	$19,169	35.0%	$14,806	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,183	6.5	930	6.0	3,948	7.2	2,458	5.8
Other	(515)	(2.8)	(312)	(2.0)	(1,532)	(2.8)	(766)	(1.8)
Taxes at effective rate	$7,060	38.7%	$6,024	39.0%	$21,585	39.4%	$16,498	39.0%

The Company has recorded a deferred tax asset of $29.3 million at September 30, 2014, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $19.2 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at September 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.	Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2014:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(8,522)	$(2,853)	$(11,375)
Other comprehensive income before reclassifications, net of tax	9,667	-	9,667

Amounts reclassified from accumulated other comprehensive income, net of tax	(2,978)	243	(2,735)

Net current period other comprehensive income, net of tax	6,689	243	6,932

Ending balance, net of tax	$(1,833)	$(2,610)	$(4,443)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the three months ended September 30, 2014:

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains on available for sale securities:	$5,216		Net gain on sale of securities
	(2,238)		Tax expense
	$2,978		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(175	)(1)	Other expense
Prior service credits	12	(1)	Other expense
	(163)		Total before tax
	71		Tax benefit
	$(92)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the three months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains on available for sale securities:	$96		Net gain on sale of securities
	(42)		Tax expense
	$54		Net of tax

OTTI charges	$(916)		OTTI charge
	400		Tax benefit
	$(516)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(309	)(1)	Other expense
Prior service credits	11	(1)	Other expense
	(298)		Total before tax
	130		Tax benefit
	$(168)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the nine months ended September 30, 2014:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains on available for sale securities:	$5,216		Net gain on sale of securities
	(2,238)		Tax expense
	$2,978		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(525	)(1)	Other expense
Prior service credits	34	(1)	Other expense
	(491)		Total before tax
	248		Tax benefit
	$(243)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains on available for sale securities:	$2,972		Net gain on sale of securities
	(1,299)		Tax expense
	$1,673		Net of tax

OTTI charges	$(1,419)		OTTI charge
	620		Tax benefit
	$(799)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(927	)(1)	Other expense
Prior service credits	33	(1)	Other expense
	(894)		Total before tax
	391		Tax benefit
	$(503)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with three separate capital adequacy standards. As of September 30, 2014, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

(Dollars in thousands)	Amount	Percent of Assets

Tier I (leverage) capital:
Capital level	$466,475	9.62%
Requirement to be well capitalized	242,485	5.00
Excess	223,990	4.62

Tier I risk-based capital:
Capital level	$466,475	14.37%
Requirement to be well capitalized	194,730	6.00
Excess	271,745	8.37

Total risk-based capital:
Capital level	$494,819	15.25%
Requirement to be well capitalized	324,549	10.00
Excess	170,270	5.25

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2014, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

(Dollars in thousands)	Amount	Percent of Assets

Tier I (leverage) capital:
Capital level	$469,670	9.70%
Requirement to be well capitalized	242,190	5.00
Excess	227,480	4.70

Tier I risk-based capital:
Capital level	$469,670	14.50%
Requirement to be well capitalized	194,373	6.00
Excess	275,297	8.50

Total risk-based capital:
Capital level	$498,014	15.37%
Requirement to be well capitalized	323,956	10.00
Excess	174,058	5.37

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

In May 2014, the FASB issued ASU 2014-09 which provides new guidance that supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

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

In August 2014, the FASB issued ASU 2014-14 which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.” The amendments require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the follow conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make claim on the guarantee, and the creditor has the ability to recover under that claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Entities should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

Our principal business is attracting retail deposits from consumers, businesses and public entities and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental entities in our local markets. In furtherance of this objective, we intend to:

  continue our emphasis on the origination of multi-family residential mortgage loans;
  continue to transition our balance sheet to a more ‘commercial-like’ banking institution;
  increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;
  maintain asset quality;
  manage deposit growth and maintain a low cost of funds through business banking deposits,
    municipal deposits through government banking, and
    new customer relationships via iGObanking.com®;
  cross sell to lending and deposit customers;
  take advantage of market disruptions to attract talent and customers from competitors;
  manage interest rate risk and capital: and
  manage enterprise-wide risk.

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

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the third quarter of 2014 had an average loan-to-value ratio of 42.8% and an average debt coverage ratio of 258%.

The continued improvement in credit quality allowed us to reduce our provision for loan losses for the third consecutive quarter. The benefit for loan losses was $0.6 million for the third quarter of 2014 and $1.1 million for each of the first two quarters of 2014, all of which are improvements over the provision for loan losses of $1.0 million recorded during the fourth quarter of 2013. We continued to see reductions in delinquent loans, non-performing loans, and classified assets. As compared to the prior quarter, loans delinquent over 30 days decreased $4.4 million, or 5.3%, during the third quarter of 2014 to $77.6 million and non-accrual loans decreased $8.3 million, or 19.4%, during the third quarter of 2014 to $34.5 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net charge-offs for the three months ended September 30, 2014 totaled $0.3 million. We continued our practice of obtaining updated appraisals and recording charge-offs based on these current values as opposed to adding to the allowance for loan losses. This process has ensured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans collateralized by real estate was 50.3% at September 30, 2014.

Loans, net for the nine months ended September 30, 2014 grew 8.4% from December 31, 2013. Loan originations for the recent quarter totaled $248.2 million, a 29.8% increase from loan originations during the second quarter of 2014, as we begin to see contributions from additional loan officers hired during 2014. Growth was primarily in commercial real estate mortgage loans and commercial business loans. The origination and purchase of commercial real estate loans during the third quarter of 2014 was $68.9 million, or 27.8% of all loan originations, as our strategic plan included reentering this market. Loan applications in process dipped slightly from a record high of $364.3 million at June 30, 2014, but remain strong totaling $323.0 million at September 30, 2014. The mix of our loans has improved as our business banking operation contributed 35.7% of year to date originations. This business banking portion of our loan portfolio has continued to grow, providing us with additional variable rate loans to lock in spreads in a potentially rising interest rate environment. Combining the growth in business banking loans with our reentry into the commercial real estate market allowed us to be more discriminating in our acceptance of more liberal pricing and terms in the multi-family residential market.

Our net interest margin for the three months ended September 30, 2014 was 2.77%, a decrease of 45 basis points from the three months ended June 30, 2014. Excluding the prepayment penalty incurred as a result of the balance sheet deleveraging, as discussed below, our net interest margin would have been 3.22%, the same as recorded during the three months ended June 30, 2014. During the third quarter of 2014, a six basis point decrease in the yield earned from interest-earning assets to 4.27% was offset by a seven basis point decrease in the cost of interest-bearing liabilities to 1.16%. The decline in the yield of interest-earning assets was primarily due to the current interest rate environment, where new loans and securities are added at rates well below our portfolio average yield, and higher yielding loans and securities are prepaying. The decrease in the cost of interest-bearing liabilities was primarily due to decreases of 27 basis points and 13 basis points in the cost of certificates of deposit and borrowed funds, respectively, partially offset by increases of seven basis points in the cost of money market accounts, and one basis point in the cost of savings and NOW accounts, respectively. The yield earned during the three months ended September 30, 2014 was partially supported by additional interest collected on loans which were previously non-accrual and back payments were received. During the third and second quarters of 2014, the yield included $0.3 million and $0.4 million in additional interest collected from non-accrual loans, respectively. Excluding this additional interest collected from non-accrual loans and the prepayment penalty on borrowings, the net interest margin would have increased two basis points to 3.20% for the three months ended September 30, 2014 from 3.18% for the three months ended June 30, 2014. Further excluding prepayment penalty income, the net interest margin was 3.07% for the three months ended September 30, 2014 and June 30, 2014, respectively.

At September 30, 2014, the Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.62%, 14.37% and 15.25%, respectively. At September 30, 2014, the Company’s capital ratios for Core, Tier 1 risk-based and Total risk-based capital ratios were 9.70%, 14.50% and 15.37%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

General. Net income for the three months ended September 30, 2014 was $11.2 million, an increase of $1.8 million, or 18.9%, compared to $9.4 million for the three months ended September 30, 2013. Diluted earnings per common share were $0.38 for the three months ended September 30, 2014, an increase of $0.06, or 18.8%, from $0.32 for the three months ended September 30, 2013.

Return on average equity increased to 9.9% for the three months ended September 30, 2014 from 8.9% for the three months ended September 30, 2013. Return on average assets increased to 0.9% for the three months ended September 30, 2014 from 0.8% for the three months ended September 30, 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Balance Sheet Deleveraging. During three months ended September 30, 2014, $85.0 million in mortgage-backed securities at an average yield of 3.66% and $10.2 million in corporate securities at an average yield of 2.07% were sold realizing a net gain on sale of $5.2 million. The proceeds from the sale were used to prepay $66.9 million in long-term FHLB-NY advances at an average cost of 2.98% and $30.0 million in repurchase agreements at an average cost of 4.98% while incurring a prepayment penalty totaling $5.2 million. The balance sheet deleverage had a minimal effect on the current period net income, but decreased net interest income by $5.2 million and increased non-interest income by $5.2 million. The balance sheet deleverage is projected to increase our net interest margin in future periods.

Interest Income. Total interest and dividend income decreased $0.7 million, or 1.4%, to $49.2 million for the three months ended September 30, 2014 from $49.9 million for the three months ended September 30, 2013. The decrease in interest income was attributable to a 29 basis point decline in the yield of interest-earning assets to 4.27% for the three months ended September 30, 2014 from 4.56% in the comparable prior year period, partially offset by the effect of an increase of $235.7 million in the average balance of interest-earning assets to $4,607.0 million for the three months ended September 30, 2014 from $4,371.3 million for the comparable prior year period. The 29 basis point decline in the yield of interest-earning assets was primarily due to a 39 basis point reduction in the yield of the total loans, net to 4.79% for the three months ended September 30, 2014 from 5.18% for the three months ended September 30, 2013, combined with a 21 basis point decline in the yield on total securities to 2.56% for the three months ended September 30, 2014 from 2.77% for the comparable prior year period. The 39 basis point decrease in the yield of total loans, net was primarily due to the decline in the rates earned on new loan originations, existing loans modifying to lower rates, and higher yielding loans prepaying. The yield on total loans, net, excluding prepayment penalty income, decreased 40 basis points to 4.62% for the three months ended September 30, 2014 from 5.02% for the three months ended September 30, 2013. The 21 basis point decrease in the yield of total securities was primarily due to the purchase of new securities at lower yields than the existing portfolio and the sale of $95.2 million in securities at an average yield of 3.49%, which is a higher yield than the existing portfolio, during the three months ended September 30, 2014, as part of the balance sheet deleverage discussed above.

Interest Expense. Interest expense increased $4.4 million, or 33.8%, to $17.2 million for the three months ended September 30, 2014 from $12.9 million for the three months ended September 30, 2013. The increase in interest expense was primarily due to an increase of 194 basis points in the cost of borrowed funds to 4.00% for the three months ended September 30, 2014 from 2.06% for the comparable prior year period. The increase in the cost of borrowed funds was primarily due to the $5.2 million prepayment penalty on borrowings recorded during the three months ended September 30, 2014, as a result of the balance sheet deleveraging discussed above, partially offset by maturing borrowings being replaced at lower rates and the positive effect of prepaying $66.9 million in long-term FHLB-NY advances at an average cost of 2.98% and $30.0 million in repurchase agreements at an average cost of 4.98%, as part of the balance sheet deleveraging. This increase in interest expense was partially offset by a decrease of 12 basis points in the cost of due to depositors to 0.93% for the three months ended September 30, 2014 from 1.05% for the comparable prior year period. The decrease in the cost of due to depositors was primarily due to the Bank reducing the rates it pays on its deposit products, as the cost of certificates of deposit and NOW accounts decreased 23 basis points and eight basis points, respectively, partially offset by a 15 basis point increase in the cost of money market accounts for the three months ended September 30, 2014 from the comparable prior year period. The cost was also positively affected by a movement in deposit concentrations as the average balance of lower costing core deposits increased $103.0 million during the three months ended September 30, 2014 to $1,862.5 million from $1,759.5 million for the comparable prior year period, partially offset by an increase of $67.1 million in the average balance of higher costing certificates of deposit to $1,258.7 million for the three months ended September 30, 2014 from $1,191.6 million for the comparable prior year period.

Net Interest Income. For the three months ended September 30, 2014, net interest income was $32.0 million, a decrease of $5.0 million, or 13.6%, from $37.0 million for the three months ended September 30, 2013. The decrease in net interest income was primarily attributable to the $5.2 million prepayment penalty recorded on borrowings during the three months ended September 30, 2014 as a result of balance sheet deleveraging, as discussed above. This decrease in net interest income was partially offset by an increase of $235.7 million in the average balance of interest-earning assets to $4,607.0 million for the three months ended September 30, 2014 from $4,371.3 million for the comparable prior year period. The yield on interest-earning assets decreased 29 basis points to 4.27% for the three months ended September 30, 2014 from 4.56% for the three months ended September 30, 2013, while the cost of interest-bearing liabilities increased 37 basis points to 1.66% for the three months ended September 30, 2014 from 1.29% for the comparable prior year period. The net interest margin declined 61 basis points to 2.77% for the three months ended September 30, 2014 from 3.38% for the three months ended September 30, 2013. Excluding prepayment penalty income on loans and the prepayment penalty recorded on borrowings, the net interest margin decreased 16 basis points to 3.10% for the three months ended September 30, 2014 from 3.26% for the three months ended September 30, 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. The provision for loan losses decreased $4.1 million during the three months ended September 30, 2014 to a benefit of $0.6 million from a provision of $3.4 million during the comparable prior year period. The decrease in the provision was primarily due to the continued improvement in credit conditions. During the three months ended September 30, 2014, non-accrual loans decreased $25.3 million to $34.5 million from $59.9 million at September 30, 2013 and net charge-offs continued to be minimal at $0.3 million, or three basis points of average loans. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 50.3% at September 30, 2014. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $0.6 million for the three months ended September 30, 2014. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended September 30, 2014 was $7.1 million, an increase of $6.2 million from $0.9 million for the three months ended September 30, 2013. The increase in non-interest income was primarily due to the $5.2 million net gain from the sale of mortgage-backed securities during the three months ended September 30, 2014, as part of the balance sheet deleveraging previously discussed. Additionally, non-interest income increased over the comparable prior year period due to a $0.4 million increase in banking service fee income, and an improvement in other-than-temporary impairment (“OTTI”) charges, as there were no OTTI charges recorded during the three months ended September 30, 2014, but the comparable prior year period included an OTTI charge of $0.9 million on private issue collateralized mortgage obligations (“CMOs”). These improvements were partially offset by a $0.3 million increase in net losses from fair value adjustments during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Non-Interest Expense. Non-interest expense was $21.4 million for the three months ended September 30, 2014, an increase of $2.4 million, or 12.5%, from $19.1 million for the three months ended September 30, 2013. The increase was primarily due to increases of $1.4 million in salaries and employee benefits, $0.5 million in other operating expenses, and $0.4 million in professional services. The efficiency ratio was 54.1% for the three months ended September 30, 2014 compared to 49.2% for the three months ended September 30, 2013.

Income before Income Taxes. Income before the provision for income taxes increased $2.8 million, or 18.2%, to $18.3 million for the three months ended September 30, 2014 from $15.4 million for the three months ended September 30, 2013 for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $1.0 million, or 17.2%, to $7.1 million for the three months ended September 30, 2014 from $6.0 million for the three months ended September 30, 2013, primarily due to the increase in income before income taxes as discussed above. The effective tax rate was 38.7% and 39.0% for the three months ended September 30, 2014 and 2013, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

General. Net income for the nine months ended September 30, 2014 was $33.2 million, an increase of $7.4 million, or 28.6%, compared to $25.8 million for the nine months ended September 30, 2013. Diluted earnings per common share were $1.11 for the nine months ended September 30, 2014, an increase of $0.25, or 29.1%, from $0.86 for the nine months ended September 30, 2013.

Return on average equity increased to 9.9% for the nine months ended September 30, 2014, from 7.9% for the comparable prior year period. Return on average assets increased to 0.9% for the nine months ended September 30, 2014, from 0.8% for the comparable prior year period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Income. Total interest and dividend income decreased $2.3 million, or 1.5%, to $148.0 million for the nine months ended September 30, 2014 from $150.2 million for the nine months ended September 30, 2013. The decrease in interest income was attributable to a 36 basis point decline in the yield of interest-earning assets to 4.33% for the nine months ended September 30, 2014 from 4.69% in the comparable prior year period. The decrease in the yield was partially offset by the effect of a $289.2 million increase in the average balance of interest-earning assets to $4,557.7 million for the nine months ended September 30, 2014 from $4,268.5 million for the comparable prior year period. The 36 basis point decline in the yield of interest-earning assets was primarily due to a 44 basis point reduction in the yield of total loans, net to 4.87% for the nine months ended September 30, 2014 from 5.31% for the nine months ended September 30, 2013, combined with a 23 basis point reduction in the yield on total securities to 2.66% for the nine months ended September 30, 2014 from 2.89% for the comparable prior year period. The yield of interest-earning assets was positively impacted by a $260.5 million increase in the average balance of the higher yielding total loans, net for the nine months ended September 30, 2014, which was partially offset by a $28.3 million increase in the average balance of the lower yielding securities portfolio for the nine months ended September 30, 2014. The 44 basis point decrease in the yield of the loan portfolio was primarily due to a decline in the rates earned on new loan originations, existing loans modifying to lower rates, and higher yielding loans prepaying. The 23 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio and the sale of $95.2 million in securities at an average yield of 3.49%, which is a higher yield than the existing portfolio, during the nine months ended September 30, 2014, as part of the balance sheet deleverage discussed above.

Interest Expense. Interest expense increased $0.9 million, or 2.1%, to $42.7 million for the nine months ended September 30, 2014 from $41.8 million for the nine months ended September 30, 2013. The increase in interest expense was primarily due to an increase of 17 basis points in the cost of borrowed funds to 2.69% for the nine months ended September 30, 2014 from 2.52% for the comparable prior year period. The increase in the cost of borrowed funds was primarily due to the $5.2 million prepayment penalty on borrowings recorded during the nine months ended September 30, 2014, as a result of the balance sheet deleveraging discussed above. This increase was partially offset by a $2.6 million prepayment penalty recorded on borrowings during the comparable prior year period, maturing borrowings being replaced at lower rates during the nine months ended September 30, 2014, and the positive effect of prepaying $66.9 million in long-term FHLB-NY advances at an average cost of 2.98% and $30.0 million in repurchase agreements at an average cost of 4.98%, as part of the balance sheet deleveraging. Additionally, the increase in interest expense was partially offset by a 13 basis point decrease in the cost of due to depositors due to a shifting of deposit concentrations, as higher costing certificates of deposits average balance decreased $13.0 million to $1,174.4 million, while lower costing core deposits average balance increased $185.3 million to $1,909.5 million for the nine months ended September 30, 2013 and the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, savings accounts and NOW accounts decreased 14 basis points, one basis point, and eight basis points, respectively, partially offset by an increase of 10 basis points in the cost of money market accounts for the nine months ended September 30, 2014 from the comparable prior year period.

Net Interest Income. For the nine months ended September 30, 2014, net interest income was $105.3 million, a decrease of $3.2 million, or 2.9%, from $108.4 million for the nine months ended September 30, 2013. The decrease in net interest income was primarily attributable to the $5.2 million prepayment penalty on borrowings recorded during the nine months ended September 30, 2014 as part of a balance sheet deleveraging, partially offset by a $2.6 million prepayment penalty on borrowings recorded in the comparable prior year period. This decrease in net interest income was partially offset by an increase of $289.2 million in the average balance of interest-earning assets to $4,557.7 million for the nine months ended September 30, 2014 from $4,268.5 million for the comparable prior year period. The yield on interest-earning assets decreased 36 basis points to 4.33% for the nine months ended September 30, 2014 from 4.69% for the nine months ended September 30, 2013, while the cost of interest-bearing liabilities decreased five basis points to 1.38% for the nine months ended September 30, 2014 from 1.43% for the comparable prior year period. The net interest margin declined 31 basis points to 3.08% for the nine months ended September 30, 2014 from 3.39% for the nine months ended September 30, 2013. Excluding prepayment penalty income on loans and the prepayment penalty recorded on borrowings in both periods, the net interest margin decreased 24 basis points to 3.11% for the nine months ended September 30, 2014 from 3.35% for the nine months ended September 30, 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. The provision for loan losses decreased $15.8 million during the nine months ended September 30, 2014 to a benefit of $2.8 million from a provision of $12.9 million during the comparable prior year period. During the nine months ended September 30, 2014, non-performing loans decreased $13.3 million to $35.7 million from $49.0 million at December 31, 2013. Net charge-offs for the nine months ended September 30, 2014 totaled $0.6 million, or two basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 50.3% at September 30, 2014. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $2.8 million for the nine months ended September 30, 2014. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the nine months ended September 30, 2014 was $10.8 million, an increase of $2.3 million, or 27.4%, from $8.5 million for the nine months ended September 30, 2013. The increase in non-interest income was primarily due to the $5.2 million net gain from sale of mortgage-backed securities during the nine months ended September 30, 2014, partially offset by a $2.9 million net gain from the sale of mortgage-backed securities during the nine months ended September 30, 2013. Non-interest income also increased due to an improvement in OTTI charges as there were no OTTI charges recorded during the nine months ended September 30, 2014, but the comparable prior year period included an OTTI charge of $1.5 million on private issue CMOs. These improvements were partially offset by a $0.9 million increase in net losses from fair value adjustments and a decrease of $0.3 million in banking service fees.

Non-Interest Expense. Non-interest expense was $64.2 million for the nine months ended September 30, 2014, an increase of $2.5 million, or 4.0%, from $61.7 million for the nine months ended September 30, 2013. The increase was primarily due to increases of $2.8 million in salaries and benefits expense primarily due to annual salary increases, and an increase in the cost of grants of annual restricted stock unit awards, and $0.5 million in other operating expenses. These increases were partially offset by decreases of $0.3 million and $0.6 million in FDIC insurance expense and real estate owned/foreclosure expense, respectively. The efficiency ratio was 54.5% for the nine months ended September 30, 2014 compared to 51.9% for the nine months ended September 30, 2013.

Income before Income Taxes. Income before the provision for income taxes increased $12.5 million, or 29.5%, to $54.8 million for the nine months ended September 30, 2014 from $42.3 million for the nine months ended September 30, 2013 for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $5.1 million to $21.6 million for the nine months ended September 30, 2014 from $16.5 million for the nine months ended September 30, 2013. The increase was primarily due to a $12.5 million increase in income before income taxes to $54.8 million for the nine months ended September 30, 2014 from $42.3 million for the comparable prior year period. The effective tax rate was 39.4% and 39.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate was primarily due to the impact of changes to the New York State tax code passed on March 31, 2014, resulting in a reduction in the Company’s deferred tax assets. We expect to see a small reduction in our effective tax rate beginning in 2015 as a result of the changes in the New York State tax code.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2014 were $4,892.0 million, an increase of $170.5 million, or 3.6%, from $4,721.5 million at December 31, 2013. Total loans, net increased $214.9 million during the nine months ended September 30, 2014 to $3,617.3 million from $3,402.4 million at December 31, 2013. Loan originations and purchases were $637.3 million for the nine months ended September 30, 2014, an increase of $2.1 million from $635.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we continued to focus on the origination of multi-family residential and business loans with a full relationship and have recently increased our commercial mortgage lending, as our strategic plan includes reentering this market. Loan applications in process have continued to remain strong, totaling $323.0 million at September 30, 2014 compared to $297.5 million at December 31, 2013 and $262.2 million at September 30, 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Multi-family residential	$79,753	$127,310	$244,762	$302,527
Commercial real estate (1)	68,875	14,180	100,496	52,778
One-to-four family – mixed-use property	13,938	10,719	32,366	22,453
One-to-four family – residential	5,426	7,986	20,930	20,876
Co-operative apartments	-	1,037	-	4,799
Construction	404	163	1,401	1,951
Small Business Administration	499	92	1,077	470
Taxi Medallion (2)	893	-	14,431	-
Commercial business and other	78,382	100,664	221,880	229,365
Total	$248,170	$262,151	$637,343	$635,219

(1)	Includes purchases of $10.0 million for the three and nine months ended September 30, 2014 and $0.5 million for the nine months ended September 30, 2013.

(2)	Includes purchases of $0.9 million and $13.8 million for the three and nine months ended September 30, 2014, respectively.

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the third quarter of 2014 had an average loan-to-value ratio of 42.8% and an average debt coverage ratio of 258%.

The Bank’s non-performing assets totaled $41.5 million at September 30, 2014, a decrease of $12.4 million from $53.8 million at December 31, 2013. Total non-performing assets as a percentage of total assets were 0.85% at September 30, 2014 compared to 1.14% at December 31, 2013. The ratio of allowance for loan losses to total non-performing loans was 79.5% at September 30, 2014 and 64.9% at December 31, 2013. See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the nine months ended September 30, 2014, mortgage-backed securities decreased $59.9 million, or 7.9%, to $696.2 million from $756.2 million at December 31, 2013. The decrease in mortgage-backed securities during the nine months ended September 30, 2014 was primarily due to the sale of $85.0 million in mortgage-backed securities at an average yield of 3.66%, as part of the balance sheet deleveraging, and $76.1 million in principal repayments. These decreases were partially offset by purchases of $98.5 million in mortgage-backed securities at an average yield of 2.37% and an improvement of $4.8 million in the fair value of mortgage-backed securities.

During the nine months ended September 30, 2014, other securities increased $26.5 million, or 10.1%, to $288.2 million from $261.6 million at December 31, 2013. The increase in other securities during the nine months ended September 30, 2014 was primarily due to purchases of $33.5 million at an average yield of 2.05% and an improvement in the fair value of other securities totaling $7.4 million, partially offset by the sale of $10.2 million in other securities at an average yield of 2.07%, as part of the balance sheet deleveraging, $1.9 million from the sale of one non-performing security and $1.0 million in maturities. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds and corporate bonds.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $4,439.6 million at September 30, 2014, an increase of $150.6 million, or 3.5%, from $4,289.0 million at December 31, 2013. During the nine months ended September 30, 2014, due to depositors increased $122.1 million, or 3.8%, to $3,322.1 million, as a result of a $179.0 million increase in certificates of deposit partially offset by a $56.9 million decrease in core deposits. The seasonal decrease in deposits from public entities experienced during the second quarter of 2014 continued during the third quarter. As a result, we obtained short term CDARS deposits at comparable rates to provide funding until the public entities’ deposits return. We expect these deposits to return in the fourth quarter. Borrowed funds increased $19.5 million during the nine months ended September 30, 2014. The decrease in core deposits was due to decreases of $158.9 million and $14.0 million in NOW and savings accounts, respectively, partially offset by increases of $100.1 million and $15.9 million in money market and demand accounts, respectively. The decrease in NOW accounts and the increase in money market accounts reflect the transfer of $85.9 million in balances from municipal NOW accounts to municipal money market accounts during the first nine months of 2014.

Equity. Total stockholders’ equity increased $19.9 million, or 4.6%, to $452.4 million at September 30, 2014 from $432.5 million at December 31, 2013. Stockholders’ equity increased primarily due to net income of $33.2 million for the nine months ended September 30, 2014, an increase in comprehensive income of $6.9 million primarily due to an increase in the fair value of the securities portfolio and $1.9 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $13.5 million and the purchase of 661,470 treasury shares at a cost of $12.7 million. Book value per common share was $15.26 at September 30, 2014 compared to $14.36 at December 31, 2013.

On May 22, 2013, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the nine months ended September 30, 2014, the Company repurchased 661,470 shares of the Company’s common stock at an average cost of $19.14 per share. At September 30, 2014, 888,400 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Cash flow. During the nine months ended September 30, 2014, funds provided by the Company's operating activities amounted to $42.2 million. These funds combined with $122.0 million provided from financing activities and $33.5 million available at the beginning of the period were utilized to fund net investing activities of $167.2 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the nine months ended September 30, 2014, the net total of loan originations and purchases less loan repayments and sales was $216.1 million. During the nine months ended September 30, 2014, the Company also funded $132.2 million in purchases of securities available for sale and repaid $157.1 million in long-term borrowed funds. During the nine months ended September 30, 2014, funds were provided by net increases of $130.1 million in total deposits and $25.0 million in short-term borrowed funds. Additionally, funds were provided by $180.0 million in proceeds from maturities, sales, calls and prepayments of securities available for sale. The Company also used funds of $13.5 million and $13.8 million for dividend payments and purchases of treasury stock, respectively, during the nine months ended September 30, 2014.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2014. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2014, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2014:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-3.57%	12.07%	14.01%
-100 Basis points	0.10	8.38	13.80
Base interest rate	0.00	0.00	13.07
+100 Basis points	-5.83	-12.92	11.75
+200 Basis points	-11.92	-27.37	10.15

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortizations of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2014				2013
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$3,101,682	$38,440	4.96%		$2,948,640	$39,358	5.34%
Other loans, net (1)	464,676	4,228	3.64		338,315	3,182	3.76
Total loans, net	3,566,358	42,668	4.79		3,286,955	42,540	5.18
Mortgage-backed securities	727,935	4,761	2.62		787,680	5,732	2.91
Other securities	286,789	1,738	2.42		265,751	1,566	2.36
Total securities	1,014,724	6,499	2.56		1,053,431	7,298	2.77
Interest-earning deposits and
federal funds sold	25,954	10	0.15		30,905	13	0.17
Total interest-earning assets	4,607,036	49,177	4.27		4,371,291	49,851	4.56
Other assets	252,681				250,745
Total assets	$4,859,717				$4,622,036

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$253,623	123	0.19		$270,956	126	0.19
NOW accounts	1,329,329	1,464	0.44		1,298,242	1,673	0.52
Money market accounts	279,528	208	0.30		190,262	70	0.15
Certificate of deposit accounts	1,258,695	5,492	1.75		1,191,574	5,898	1.98
Total due to depositors	3,121,175	7,287	0.93		2,951,034	7,767	1.05
Mortgagors' escrow accounts	41,510	49	0.47		40,596	9	0.09
Total deposits	3,162,685	7,336	0.93		2,991,630	7,776	1.04
Borrowed funds	987,380	9,884	4.00		989,791	5,090	2.06
Total interest-bearing liabilities	4,150,065	17,220	1.66		3,981,421	12,866	1.29
Non interest-bearing deposits	213,715				175,217
Other liabilities	41,357				44,272
Total liabilities	4,405,137				4,200,910
Equity	454,580				421,126
Total liabilities and equity	$4,859,717				$4,622,036

Net interest income /
net interest rate spread		$31,957	2.61%			$36,985	3.27%

Net interest-earning assets /
net interest margin	$456,971		2.77%		$389,870		3.38%

Ratio of interest-earning assets to
interest-bearing liabilities			1.11	X			1.10	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.3 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2014				2013
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$3,044,350	$115,352	5.05%		$2,904,864	$118,921	5.46%
Other loans, net (1)	437,494	11,925	3.63		316,530	9,420	3.97
Total loans, net	3,481,844	127,277	4.87		3,221,394	128,341	5.31
Mortgage-backed securities	755,620	15,471	2.73		763,918	17,321	3.02
Other securities	280,075	5,154	2.45		243,472	4,516	2.47
Total securities	1,035,695	20,625	2.66		1,007,390	21,837	2.89
Interest-earning deposits and
federal funds sold	40,117	55	0.18		39,669	54	0.18
Total interest-earning assets	4,557,656	147,957	4.33		4,268,453	150,232	4.69
Other assets	252,922				260,912
Total assets	$4,810,578				$4,529,365

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$258,621	358	0.18		$277,451	389	0.19
NOW accounts	1,419,463	4,743	0.45		1,273,909	5,044	0.53
Money market accounts	231,426	441	0.25		172,868	197	0.15
Certificate of deposit accounts	1,174,360	17,088	1.94		1,187,403	18,504	2.08
Total due to depositors	3,083,870	22,630	0.98		2,911,631	24,134	1.11
Mortgagors' escrow accounts	47,333	94	0.26		46,171	26	0.08
Total deposits	3,131,203	22,724	0.97		2,957,802	24,160	1.09
Borrowed funds	989,487	19,960	2.69		933,318	17,645	2.52
Total interest-bearing liabilities	4,120,690	42,684	1.38		3,891,120	41,805	1.43
Non interest-bearing deposits	202,159				162,732
Other liabilities	38,632				42,026
Total liabilities	4,361,481				4,095,878
Equity	449,097				433,487
Total liabilities and equity	$4,810,578				$4,529,365

Net interest income /
net interest rate spread		$105,273	2.95%			$108,427	3.26%

Net interest-earning assets /
net interest margin	$436,966		3.08%		$377,333		3.39%

Ratio of interest-earning assets to
interest-bearing liabilities			1.11	X			1.10	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.5 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	For the nine months ended September 30,
(In thousands)	2014	2013

Mortgage Loans

At beginning of period	$3,028,452	$2,906,881

Mortgage loans originated:
Multi-family residential	244,762	302,527
Commercial real estate	90,496	52,326
One-to-four family – mixed-use property	32,366	22,453
One-to-four family – residential	20,930	20,876
Co-operative apartments	-	4,799
Construction	1,401	1,951
Total mortgage loans originated	389,955	404,932

Mortgage loans purchased:
Commercial real estate	10,000	452
Total mortgage loans purchased	10,000	452

Less:
Principal and other reductions	266,793	291,310
Sales	5,943	13,460

At end of period	$3,155,671	$3,007,495

Commercial Business and Other Loans

At beginning of period	$394,556	$314,494

Other loans originated:
Small Business Administration	1,077	470
Commercial business	219,820	225,337
Taxi medallion	654	-
Other	2,060	4,028
Total other loans originated	223,611	229,835

Other loans purchased:
Taxi medallion	13,777	-
Total other loans purchased	13,777	-

Less:
Principal and other reductions	152,816	167,169

At end of period	$479,128	$377,160

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Accrual Status:
Multi-family residential	$3,049	$3,061	$3,087
Commercial real estate	2,380	2,389	2,407
One-to-four family - mixed-use property	2,391	2,022	2,297
One-to-four family - residential	357	359	364
Construction	-	-	442
Commercial business and other	2,289	2,329	4,406
Total	10,466	10,160	13,003
Non-accrual status:
One-to-four family - mixed-use property	-	380	383
Total	-	380	383
Total performing troubled debt restructured	$10,466	$10,540	$13,386

During the nine months ended September 30, 2014, three TDR loans totaling $2.7 million were transferred to non-performing status, which resulted in these loans being included in non-performing loans. Two of these loans were paid subsequent to being transferred to non-performing loans and prior to the end of the second quarter of 2014. Additionally, during the three months ended September 30, 2014, one loan for $0.4 million was transferred from performing non-accrual status to performing accrual status as it has made timely payments for six consecutive months.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets, including Loans held for sale, at the periods indicated:

(In thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Loans 90 days or more past due
and still accruing:
Multi-family residential	$97	$987	$52
Commercial real estate	264	266	-
One-to-four family - mixed-use property	421	1,303	-
One-to-four family - residential	14	14	15
Commercial business and other	351	410	539
Total	1,147	2,980	606
Non-accrual loans:
Multi-family residential	7,287	10,861	13,682
Commercial real estate	5,972	9,761	9,962
One-to-four family - mixed-use property	9,083	8,713	9,063
One-to-four family - residential	11,022	11,346	13,250
Co-operative apartments	-	-	57
Commercial business and other	1,155	2,130	2,348
Total	34,519	42,811	48,362
Total non-performing loans	35,666	45,791	48,968
Other non-performing assets:
Real estate acquired through foreclosure	5,792	1,346	2,985
Investment securities	-	-	1,871
Total	5,792	1,346	4,856
Total non-performing assets	$41,458	$47,137	$53,824

Included in loans over 90 days past due and still accruing were nine loans totaling $1.1 million, 11 loans totaling $3.0 million, and six loans totaling $0.6 million at September 30, 2014, June 30, 2014 and December 31, 2013, respectively. These loans are all past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the maturity of or repay these loans.

Included in non-performing loans were two loans totaling $2.4 million which were restructured as TDR and not performing in accordance with their restructured terms at September 30, 2014 and June 30, 2014, compared to one loan totaling $2.3 million at December 31, 2013.

The Bank’s non-performing assets totaled $41.5 million at September 30, 2014, a decrease of $5.7 million from $47.1 million at June 30, 2014, and a decrease of $12.4 million from $53.8 million at December 31, 2013. Total non-performing assets as a percentage of total assets were 0.85% at September 30, 2014, 0.97% at June 30, 2014 and 1.14% at December 31, 2013. The ratio of allowance for loan losses to total non-performing loans was 79.5% at September 30, 2014, 63.8% at June 30, 2014, and 64.9% at December 31, 2013.

During the three months ended September 30, 2014, 19 loans totaling $5.7 million were added to non-accrual loans, nine loans totaling $1.9 million were returned to performing status, 17 loans totaling $6.6 million were paid in full, three loans totaling $4.9 million was transferred to other real estate owned, and two loans totaling $0.1 million were charged-off.

At December 31, 2013, non-accrual investment securities included one pooled trust preferred security with a carrying amount of $1.9 million for which we were not receiving payments. During the nine months ended September 30, 2014, the Company sold the one non-accrual trust preferred security for total proceeds of $2.1 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	September 30, 2014		December 31, 2013
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$2,728	$11,095	$2,555	$14,102
Commercial real estate	936	7,978	523	5,029
One-to-four family - mixed-use property	2,835	13,731	1,099	14,017
One-to-four family - residential	1,360	3,081	517	3,927
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	-
Small Business Administration	-	96	-	105
Taxi medallion	-	-	-	-
Commercial business and other	91	4	2	187
Total delinquent loans	$7,950	$35,985	$4,696	$37,367

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These asset designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $95.4 million at September 30, 2014, a decrease of $34.7 million from $130.2 million at December 31, 2013.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at September 30, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Loans:
Multi-family residential	$7,998	$10,593	$1,150	$-	$19,741
Commercial real estate	9,288	10,145	-	-	19,433
One-to-four family - mixed-use property	6,326	13,883	-	-	20,209
One-to-four family - residential	2,741	12,758	-	-	15,499
Co-operative apartments	-	-	-	-	-
Construction loans	-	-	-	-	-
Small Business Administration	294	-	-	-	294
Commercial business and other	154	4,994	50	-	5,198
Total loans	26,801	52,373	1,200	-	80,374
Investment Securities: (1)
Pooled trust preferred securities	-	9,262	-	-	9,262
Total investment securities	-	9,262	-	-	9,262
Other Real Estate Owned	-	5,792	-	-	5,792
Total	$26,801	$67,427	$1,200	$-	$95,428

The following table sets forth the Bank’s assets designated as Criticized and Classified at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Loans:
Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	42,653	73,342	50	-	116,045
Investment Securities: (1)
Pooled trust preferred securities	-	11,134	-	-	11,134
Total investment securities	-	11,134	-	-	11,134
Other Real Estate Owned	-	2,985	-	-	2,985
Total	$42,653	$87,461	$50	$-	$130,164

(1) Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $6.5 million and $7.9 million at September 30, 2014 and December 31, 2013, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Bank’s securities. Flushing Financial Corporation did not have any securities classified or criticized at September 30, 2014 and December 31, 2013.

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At September 30, 2014, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 50.3%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

We classify investment securities as Substandard when, based on an internal review, we concluded the securities are below investment grade. We have designated a total of two investment securities that are held at the Bank as Substandard at September 30, 2014. Our classified investment securities at September 30, 2014 held by the Bank include two issues of pooled trust preferred securities. The Investment Securities which are classified as Substandard at September 30, 2014 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. We test each of these securities quarterly for impairment, through an independent third party.

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

In assessing the adequacy of the allowance for loan losses, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We experienced total net charge-offs of $0.3 million during the three months ended September 30, 2014, compared to total net charge-offs of $5.0 million during the three months ended September 30, 2013. Non-performing loans totaled $35.7 million and $61.2 million at September 30, 2014 and 2013, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At September 30, 2014, the average loan-to-value ratio for our non-performing loans collateralized by real estate was 50.3%. A (benefit) provision for loan losses of ($0.6 million) and $3.5 million was recorded for the three months ended September 30, 2014 and 2013, respectively. Management has concluded, and the Board of Directors has concurred, that at September 30, 2014, the allowance for loan losses was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2014	2013

Balance at beginning of period	$31,776	$31,104

Provision (benefit) for loan losses	(2,829)	12,935

Loans charged-off:
Multi-family residential	(1,086)	(3,459)
Commercial real estate	(307)	(905)
One-to-four family – mixed-use property	(305)	(3,780)
One-to-four family – residential	(97)	(695)
Co-operative apartments	-	(74)
Construction	-	(2,678)
Small Business Administration	(49)	(426)
Commercial business and other	(130)	(2,057)
Total loans charged-off	(1,974)	(14,074)

Recoveries:
Multi-family residential	144	155
Commercial real estate	481	293
One-to-four family – mixed-use property	331	169
One-to-four family – residential	269	117
Co-operative apartments	7	4
Small Business Administration	76	77
Commercial business and other	63	36
Total recoveries	1,371	851

Net charge-offs	(603)	(13,223)

Balance at end of period	$28,344	$30,816

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	0.55%
Ratio of allowance for loan losses to gross loans at end of period	0.78%	0.91%
Ratio of allowance for loan losses to non-performing
assets at end of period	68.37%	44.99%
Ratio of allowance for loan losses to non-performing
loans at end of period	79.47%	50.39%

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

  Revises the definition of regulatory capital components and related calculations.
  Adds a new common equity tier 1 capital ratio.
  Increases the minimum tier 1 capital ratio requirement from four percent to six percent.
  Incorporates the revised regulatory capital requirements into the Prompt Corrective Action framework.
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

The rule as adopted prohibited banking entities from owning collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) after July 21, 2015. At September 30, 2014, the Company held TruPs CDOs with an amortized cost and market value totaling $9.3 million and $6.5 million, respectively.

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

As a result of the interim final rule, the Company determined that the TruPS CDOs it owns at September 30, 2014 are not prohibited by the Volcker Rule.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2014	-	$-	-	441,750
August 1 to August 31, 2014	372,550	18.91	372,550	69,200
September 1 to September 30, 2014	180,800	19.19	180,800	888,400
Total	553,350	$19.01	553,350

During the three months ended September 30, 2014, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on May 22, 2013. On August 19, 2014, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the three months ended September 30, 2014, the Company repurchased 553,350 shares of the Company’s common stock at an average cost of $19.01 per share. At September 30, 2014, 888,400 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

PART II – OTHER INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation as of August 7, 2014 (filed herewith)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (5)
4.2	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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

Flushing Financial Corporation,

Dated: November 7, 2014	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 7, 2014	By: /s/David Fry
David Fry
Senior Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation as of August 7, 2014 (filed herewith)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (5)
4.2	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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