Form 10-K
period 2014-12-31
FLUSHING FINANCIAL CORP
filed 2015-03-16
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes   X     No

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $589,993,000.  This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $20.55.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2015 was 29,493,510 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2015 are incorporated herein by reference in Part III.

i

Bad Debt Reserves	34
Distributions	34
Corporate Alternative Minimum Tax	34
State and Local Taxation	35
New York State and New York City Taxation	35
New Jersey State Taxation	36
Delaware State Taxation	36

REGULATION	36

General	36
The Dodd - Frank Act	36
Basel III	37
Volcker Rule	38
New York State Law	38
FDIC Regulation	38
Transactions with Affiliates	41
Community Reinvestment Act	42
Federal Reserve System	42
Federal Home Loan Bank System	42
Holding Company Regulations	43
Acquisition of the Holding Company	44
Federal Securities Law	44
Consumer Financial Protection Bureau	44
Mortgage Banking and Related Consumer Protection Regulations	44
Available Information	45
Item 1A. Risk Factors	45
Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	45
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	46
Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	46
Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited	47
The Markets in Which We Operate Are Highly Competitive	47
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	48
Changes in Laws and Regulations Could Adversely Affect Our Business	48
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	49
Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquirer	50
We May Not Be Able to Successfully Implement Our Commercial Business Banking Initiative	50
The FDIC’s Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations	50
A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	51
We May Experience Increased Delays in Foreclosure Proceedings	52

PART IV

Item 15. Exhibits, Financial Statement Schedules	152
(a) 1. Financial Statements	152
(a) 2. Financial Statement Schedules	152
(a) 3. Exhibits Required by Securities and Exchange Commission Regulation S-K	153

SIGNATURES	155

POWER OF ATTORNEY	155

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). Management views the Company as operating a single unit – a community bank.  Therefore, segment information is not provided. At December 31, 2014, the Company had total assets of $5.1 billion, deposits of $3.5 billion and stockholders’ equity of $456.2 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2014, we had gross loans outstanding of $3,798.7 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $3,321.5 million, or 87.4% of gross loans, and non-mortgage loans totaling $477.2 million, or 12.6% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which combined totaled 82.1% of gross loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Savings Bank’s primary regulator became the Office of the Comptroller of the Currency (“OCC”) and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”). Upon completion of the Merger, the Bank’s primary regulator became the New York State Department of Financial Services (“NYSDFS”) (formerly, the New York State Banking Department), and its primary federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in our market, the New York City metropolitan area, have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the middle of 2010, improvements in unemployment have lagged until recently when the unemployment rate decreased to 6.3% at December 2014 from 7.5% at December 31 2013, for the New York City region, according to the New York Department of Labor. We have also seen improvements in our level of non-performing loans, although they still remain at elevated levels. Non-performing loans totaled $34.2 million, $49.0 million and $89.8 million at December 31, 2014, 2013 and 2012, respectively. Additionally, we have not experienced a significant increase in foreclosed properties despite an extended foreclosure process in our market. Net charge-offs of impaired loans have decreased in 2014 to $0.7 million from $13.3 million and $20.2 million for the years ended December 31, 2013 and 2012, respectively. In response to the economic conditions in our market and the increase in non-performing loans resulting from the recession, we tightened our conservative underwriting standards in 2008 to reduce the risk associated with lending.

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

The economic conditions we have experienced since December 2007 resulted in loan originations declining year-over-year from 2008 through 2011. In 2012 the trend of declining loan originations reversed with loan originations improving year-over-year in 2012 through 2014. Loan originations and purchases for 2014 increased $122.2 million, or 14.6%, to $958.2 million from $836.0 million for 2013.

Our operating results are also affected by extensions, renewals, modifications and restructuring of loans in our loan portfolio. Loans which are renewed, modified or restructured are required to be fully underwritten in accordance with our policy for new loans, except when the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, or for a loan classified as a troubled debt restructured (“TDR”). Our policy for modifying a loan due to the borrower’s request for changes in the terms will depend on the change requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings and modifications must be approved by either the Board of Directors of the Bank (the “Bank Board of Directors”) or its Loan Committee (the “Loan Committee”).

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

The Bank has a business banking unit. Our business strategy includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2014 the business banking unit had $461.5 million in gross loans outstanding and $134.6 million of customer deposits.

The Bank has an internet branch, iGObanking.com®, which provides access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications.  As of December 31, 2014, the internet branch had $281.6 million of customer deposits.

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

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve.  The Bank’s main office is in Flushing, New York, located in the Borough of Queens.  At December 31, 2014, the Bank operated out of 17 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Lake Success in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with over 115 banks and thrifts in the counties in which we have branch locations. Our market share of deposits in these counties is approximately 0.32% of the total deposits of these competing financial institutions, and we are the 25th largest financial institution. In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans, Taxi medallion loans and other consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2014, we had gross loans outstanding of $3,798.7 million (before the allowance for loan losses and net deferred costs).

Since 2009 we have focused our mortgage loan origination efforts on multi-family residential mortgage loans, although recently we have cautiously increased our focus on commercial real estate and business loans with full banking relationships. In prior years we had focused our mortgage loan originations on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis on multi-family residential mortgage loans, commercial real estate and business loans with full banking relationships through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contact with mortgage brokers and other professionals who serve as referral sources. The reduced emphasis on commercial real estate, one-to-four family mixed-use property mortgage loans, and construction loans since 2009 was due to the increased level of risk in these types of loans in the current economic environment. However, due to the changes in our underwriting standards, which we believe has reduced risk in newly originated commercial real estate mortgage loans, we have increased our focus on the origination of commercial real estate mortgage loans.

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

Prior to 2007, we had grown our construction loan portfolio. During 2007, we began to deemphasize construction loans, as originations of new construction loans declined.  We have continued to deemphasize construction loans since then as we reduced the balance of our construction loan portfolio, which totaled $5.3 million at December 31, 2014.  We intend to continue to deemphasize construction loans in the near term. We obtain a first lien position on the underlying collateral, and generally obtain personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations.  In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our construction loan portfolio.

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

From time to time, we may purchase loans from banks, mortgage bankers and other financial institutions when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated. Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$1,923,460	50.64%	$1,712,039	50.02%	$1,534,438	47.62%	$1,391,221	43.28%	$1,252,176	38.40%
Commercial real estate	621,569	16.36	512,552	14.97	515,438	16.00	580,783	18.07	662,794	20.33
One-to-four family - mixed-use property	573,779	15.10	595,751	17.40	637,353	19.79	693,932	21.59	728,810	22.36
One-to-four family - residential (1)	187,572	4.94	193,726	5.66	198,968	6.18	220,431	6.86	241,376	7.41
Co-operative apartment (2)	9,835	0.26	10,137	0.30	6,303	0.20	5,505	0.17	6,215	0.19
Construction	5,286	0.14	4,247	0.12	14,381	0.45	47,140	1.47	75,519	2.32
Gross mortgage loans	3,321,501	87.44	3,028,452	88.47	2,906,881	90.24	2,939,012	91.44	2,966,890	91.01

Non-mortgage loans:
Small Business Administration	7,134	0.19	7,792	0.23	9,496	0.29	14,039	0.44	17,511	0.54
Taxi medallion	22,519	0.59	13,123	0.38	9,922	0.31	54,328	1.69	88,264	2.71
Commercial business and other	447,500	11.78	373,641	10.92	295,076	9.16	206,614	6.43	187,161	5.74
Gross non-mortgage loans	477,153	12.56	394,556	11.53	314,494	9.76	274,981	8.56	292,936	8.99
Gross loans	3,798,654	100.00%	3,423,008	100.00%	3,221,375	100.00%	3,213,993	100.00%	3,259,826	100.00%

Unearned loan fees and deferred costs, net	11,719		11,170		12,746		14,888		16,503

Less: Allowance for loan losses	(25,096)		(31,776)		(31,104)		(30,344)		(27,699)
Loans, net	$3,785,277		$3,402,402		$3,203,017		$3,198,537		$3,248,630

(1)
One-to-four family residential mortgage loans also include home equity and condominium loans.  At December 31, 2014, gross home equity loans totaled $55.7 million and condominium loans totaled $22.3 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2014	2013	2012

Mortgage Loans

At beginning of year	$3,028,452	$2,906,881	$2,939,012

Mortgage loans originated:
Multi-family residential	314,148	382,041	317,663
Commercial real estate	165,054	68,968	31,789
One-to-four family mixed-use property	50,070	40,898	15,961
One-to-four family residential	24,727	27,495	24,485
Co-operative apartment	170	4,966	1,810
Construction	1,566	3,089	806
Total mortgage loans originated	555,735	527,457	392,514

Mortgage loans purchased:
Multi-family residential	106,830	-	-
Commercial real estate	14,794	452	-
Total mortgage loans purchased	121,624	452	-

Less:
Principal reductions	363,206	363,805	359,168
Loans transferred to loans held for sale	-	9,524	6,498
Mortgage loan sales	12,871	18,306	34,033
Charge-offs	1,780	12,329	19,284
Mortgage loan foreclosures	6,453	2,374	5,662
At end of year	$3,321,501	$3,028,452	$2,906,881

Non-mortgage loans

At beginning of year	$394,556	$314,494	$274,981

Loans originated:
Small Business Administration	1,611	603	529
Taxi Medallion	-	-	8
Commercial business	227,904	292,385	231,877
Other	3,056	5,360	4,138
Total other loans originated	232,571	298,348	236,552

Non-mortgage loans purchased:
Taxi Medallion	14,431	9,737	3,456
Commercial business	33,805	-	-
Total non-mortgage loans purchased	48,236	9,737	3,456

Less:
Non-mortgage loan sales	4	-	1,379
Loans transferred to loans held for sale	1,150	-	5,400
Principal reductions	196,394	225,509	191,731
Charge-offs	662	2,514	1,985
At end of year	$477,153	$394,556	$314,494

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2014.  Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family mixed-use property	One-to-four family residential	Co-operative apartment	Construction	Small Business Administration	Taxi Medallion	Commercial business and other	Total loans

Amounts due within one year	$151,798	$94,754	$42,148	$7,852	$336	$5,286	$2,286	$11,692	$179,756	$495,908
Amounts due after one year:
One to two years	146,099	72,850	33,631	7,944	345	-	1,189	9,488	61,171	332,717
Two to three years	146,335	64,536	28,648	7,657	355	-	757	1,134	44,558	293,980
Three to five years	142,334	58,352	25,795	7,158	367	-	503	205	38,462	273,176
Over five years	1,336,894	331,077	443,557	156,961	8,432	-	2,399	-	123,553	2,402,873
Total due after one year	1,771,662	526,815	531,631	179,720	9,499	-	4,848	10,827	267,744	3,302,746
Total amounts due	$1,923,460	$621,569	$573,779	$187,572	$9,835	$5,286	$7,134	$22,519	$447,500	$3,798,654

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$330,328	$80,760	$93,150	$42,498	$1,564	$-	$119	$10,361	$98,693	$657,473
Adjustable rate loans	1,441,334	446,055	438,481	137,222	7,935	-	4,729	466	169,051	2,645,273
Total loans due after one year	$1,771,662	$526,815	$531,631	$179,720	$9,499	$-	$4,848	$10,827	$267,744	$3,302,746

Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $1,923.5 million, or 50.64% of gross loans, at December 31, 2014. Our multi-family residential mortgage loans had an average principal balance of $0.8 million at December 31, 2014, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $44.1 million, secured by 13 properties.  We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2014, $1,548.9 million, or 80.53%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period.  Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased multi-family ARM loans totaling $398.9 million, $197.8 million and $221.7 million during 2014, 2013 and 2012, respectively.

At December 31, 2014, $374.5 million, or 19.47%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $22.1 million, $184.3 million and $95.9 million of fixed-rate multi-family mortgage loans in 2014, 2013 and 2012, respectively.

Commercial Real Estate Lending.  Loans secured by commercial real estate were $621.6 million, or 16.36% of gross loans, at December 31, 2014. Our commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2014, our commercial real estate mortgage loans had an average principal balance of $1.0 million and the largest of such loans, which was secured by seven multi-tenant shopping centers, had a principal balance of $24.0 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

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

At December 31, 2014, $529.5 million, or 85.18%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased commercial ARM loans totaling $169.6 million, $43.9 million and $19.9 million during 2014, 2013 and 2012, respectively.

At December 31, 2014, $92.1 million, or 14.82%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $10.2 million, $25.5 million and $11.9 million of fixed-rate commercial mortgage loans in 2014, 2013 and 2012, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties.  We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000.  Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $573.8 million, or 15.10% of gross loans, at December 31, 2014.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2014, $456.2 million, or 79.50%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased one-to-four family mixed-use property ARM loans totaling $39.4 million, $20.3 million and $10.8 million during 2014, 2013 and 2012, respectively.

At December 31, 2014, $117.6 million, or 20.50%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $10.7 million, $20.6 million and $5.2 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2014, 2013 and 2012, respectively.

One-to-Four Family Mortgage Lending – Residential Properties.  We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $187.6 million, or 4.94% of gross loans, at December 31, 2014.

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

In addition to income verified loans, we have in the past originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allowed us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. The preponderance of stated income one-to-four family residential mortgage loans were made available to self-employed individuals within our local community for their primary residence. Our underwriting standards required that we verify the assets of the borrowers and the sources of their cash flows. The information reviewed for purchases included at least three months and refinances included at least one month of personal bank statements (checking and savings accounts), statements of investment accounts, business checking account statements (when applicable), and other information provided by the borrowers about their personal holdings. Our review of these bank statements allowed us to assess whether or not their stated income appeared reasonable in comparison to their cash flows, and if their income level supported their personal holdings. We also obtained and reviewed credit reports on these borrowers. An acceptable credit report was one of the key factors in approving this type of mortgage loan. We obtained appraisals from an independent third party for the property, and limited the amount we lent on the properties to 80% of the lesser of the property’s appraised value or the purchase price. Home equity lines of credit were offered on one-to-four residential properties to homeowners based on various levels of income verification. We limited the amount available under a home equity line of credit to 80% of the lesser of the appraised value of the property and the purchase price. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the requirements discussed above in our loan policy. In addition, since 2008, the underwriting standards for home equity loans were modified to discontinue originating home equity lines of credit without verifying the borrower’s income.  This was accomplished in two stages.  Beginning in May 2008, we began verifying the borrower’s income when the home equity line of credit exceeded $100,000.  Beginning in October 2009, we verified the income of all borrowers applying for a home equity line of credit. We also discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010. We had $12.9 million and $15.8 million outstanding of one-to four family residential mortgage loans originated to individuals based on stated income and verifiable assets at December 31, 2014 and 2013, respectively. We had $44.8 million and $49.9 million advanced on home equity lines of credit for which we did not verify the borrowers’ income at December 31, 2014 and 2013, respectively.

At December 31, 2014, $141.3 million, or 75.31%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. We originated and purchased adjustable rate residential mortgage loans totaling $21.0 million, $17.6 million and $23.6 million during 2014, 2013 and 2012, respectively.

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

At December 31, 2014, $46.3 million, or 24.69%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $3.9 million, $4.3 million and $2.7 million in 15-year fixed-rate residential mortgages in 2014, 2013 and 2012, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2014, 2013 and 2012.

 At December 31, 2014, home equity loans totaled $55.7 million, or 1.47%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years.  These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years.  The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units.  To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes.  All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2014, construction loans totaled $5.3 million, or 0.14%, of gross loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position.  We made construction loans of $1.6 million, $3.1 million and $0.8 million during 2014, 2013 and 2012, respectively.

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

Small Business Administration Lending.  At December 31, 2014, SBA loans totaled $7.1 million, representing 0.19%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program was $2.0 million, with a maximum loan guarantee of $1.5 million. The Small Business Jobs Act of 2010 permanently increased the limits to a maximum loan size of $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months.  At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $1.6 million, $0.6 million and $0.5 million of SBA loans during 2014, 2013 and 2012, respectively.

Taxi Medallion. At December 31, 2014, taxi medallion loans totaled $22.5 million, or 0.59%, of gross loans. We originate and purchase loans made to New York City and Chicago taxi medallion owners, which loans are secured by liens on the taxi medallions.  We originate and purchase taxi medallion loans up to 80% of the value of the taxi medallion. We originated and purchased $14.4 million, $9.7 million and $3.5 million of taxi medallion loans during 2014, 2013 and 2012, respectively.

Commercial Business and Other Lending. At December 31, 2014, commercial business and other loans totaled $447.5 million, or 11.78%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory and real estate and generally require personal guarantees. The Bank also, at times, enters into participations/syndications with other banks on senior secured commercial business loans. Commercial business loans are generally originated in a range of $100,000 to $10.0 million.

At December 31, 2014, $334.2 million, or 74.67%, of our commercial business loans consisted of ARM loans. We generally offer ARM loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan.

At December 31, 2014, $113.3 million, or 25.33%, of our commercial business loans consisted of fixed-rate loans. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $3.1 million, $5.4 million and $4.1 million of other loans during 2014, 2013 and 2012, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations.  In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

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

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishes loan approval requirements for our various types of loan products.  Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans in excess of $750,000 up to $1.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee. The Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $1.0 million. Pursuant to our Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties must be approved by the President or the Executive Vice President, Chief of Real Estate Lending upon the recommendation of the appropriate Senior Vice President, and ratification by the Management Loan Committee. Such loans in excess of $1.0 million up to and including $2.5 million must also be approved by the Management Loan Committee and ratified by the Loan Committee or the Bank Board of Directors. Such loans in excess of $2.5 million also require Loan Committee or Bank Board of Directors approval. In accordance with our Business Credit Policy all business and SBA loans up to $1.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $1.5 million up to $2.5 million must be approved by the Management Loan Committee and ratified by the Loan Committee. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. Our Construction Loan Policy requires construction loans up to and including $1.0 million must be approved by the Senior Executive Vice President, Chief of Real Estate Lending and the Executive Vice President of Commercial Real Estate, and ratified by the Management Loan Committee or the Loan Committee. Such loans in excess of $1.0 million up to and including $2.5 million require the same officer approvals, approval of the Management Loan Committee, and ratification of the Loan Committee or the Bank Board of Directors.  Construction loans in excess of $2.5 million up to and including $15.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Loan Committee or the Bank Board of Directors. Construction loans in excess of $15.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Bank Board of Directors.  Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Bank Board of Directors.

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

Loan Concentrations.  The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $70.8 million at December 31, 2014.  Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2014, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and business loans with an aggregate principal balance of $66.7 million, $56.6 million and $53.0 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2014, we were servicing $1.5 million of mortgage loans and $10.2 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than non-performing loans that are sold with servicing released to the buyer. In order to increase revenue, management intends to continue this policy.

Asset Quality

Loan Collection.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, we develop short-term payment plans that enable borrowers to bring their loans current, generally within six to nine months. At times, when a borrower is experiencing financial difficulties, we may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as “Troubled Debt Restructured”.  At December 31, 2014, we had $12.7 million of loans classified as Troubled Debt Restructured, with $10.4 million of these loans performing according to their restructured terms and $2.4 million not performing according to their restructured terms. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status, and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2014, there were 10 loans, which totaled $2.3 million, past due 90 days or more and still accruing interest.

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

This strategy of selling non-performing loans has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. We sold 34 delinquent loans totaling $15.9 million, 72 delinquent loans totaling $33.4 million, and 77 delinquent loans totaling $44.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. We recorded net recoveries on delinquent loans that were sold during 2014 of $0.4 million, compared to net charge-offs of $4.7 million and $5.7 million during 2013 and 2012, respectively. We realized gross gains of $67,000, $134,000 and $21,000 on the sale of delinquent loans for the years ended December 31, 2014, 2013 and 2012, respectively.  We realized gross losses $81,000 and $69,000 on the sale of delinquent loans for the years ended December 31, 2013 and 2012, respectively. We did not record any gross losses during the year ended December 31, 2014. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

On mortgage loans or loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2014, we held $293.3 million of loans that were serviced by others.

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

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Multi-family residential	$3,035	$3,087	$2,347	$9,412	$7,946
Commercial real estate	2,373	2,407	7,190	2,499	5,815
One-to-four family mixed-use property	2,381	2,692	2,336	795	206
One-to-four family residential	354	364	374	-	-
Construction	-	746	3,805	5,888	-
Commercial business and other	2,249	4,406	3,849	2,000	-
Total performing troubled debt restructured	$10,392	$13,702	$19,901	$20,594	$13,967

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2014 and 2013, there were two loans for $2.4 million and one loan totaling $2.3 million, respectively, which were restructured as TDR which were not performing in accordance with their restructured terms.

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

The following table shows our non-performing assets, including Loans held for sale, at the dates indicated.  During the years ended December 31, 2014, 2013 and 2012, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $2.1 million, $3.4 million and $7.3 million, respectively.  These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Loans 90 days or more past due and still accruing:
Multi-family residential	$676	$52	$-	$6,287	$103
Commercial real estate	820	-	-	92	3,328
One-to-four family mixed-use property	405	-	-	-	-
One-to-four family - residential	14	15	-	-	-
Commercial Business and other	386	539	644	-	6
Total	2,301	606	644	6,379	3,437
Non-accrual mortgage loans:
Multi-family residential	6,878	13,682	16,486	19,946	35,633
Commercial real estate	5,689	9,962	15,640	19,895	22,806
One-to-four family mixed-use property	6,936	9,063	18,280	28,429	30,478
One-to-four family residential	11,244	13,250	13,726	12,766	10,695
Co-operative apartments	-	57	234	152	-
Construction	-	-	7,695	14,721	4,465
Total	30,747	46,014	72,061	95,909	104,077
Non-accrual non-mortgage loans:
Small Business Administration	-	-	283	493	1,159
Commercial Business and other	1,143	2,348	16,860	14,660	3,419
Total	1,143	2,348	17,143	15,153	4,578

Total non-accrual loans	31,890	48,362	89,204	111,062	108,655

Total non-performing loans	34,191	48,968	89,848	117,441	112,092
Other non-performing assets:
Real Estate Owned	6,326	2,985	5,278	3,179	1,588
Investment securities	-	1,871	3,332	2,562	5,134
Total	6,326	4,856	8,610	5,741	6,722

Total non-performing assets	$40,517	$53,824	$98,458	$123,182	$118,814

Non-performing loans to gross loans	0.90%	1.43%	2.79%	3.65%	3.44%
Non-performing assets to total assets	0.80%	1.14%	2.21%	2.87%	2.75%

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2014		December 31, 2013
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$1,729	$7,721	$3,685	$14,102
Commercial real estate	1,345	2,171	7,699	5,029
One-to-four family - mixed-use property	1,153	10,408	1,099	14,017
One-to-four family - residential	2,038	1,751	517	3,927
Co-operative apartments	-	-	-	-
Construction loans	-	3,000	3,000	-
Small Business Administration	-	90	-	105
Taxi medallion	-	-	-	-
Commercial business and other	1,585	6	2	187
Total	$7,850	$25,147	$16,002	$37,367

Other Real Estate Owned.  We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2014, we owned eight properties with a combined fair value of $6.3 million. At December 31, 2013, we owned 12 properties with a combined fair value of $3.0 million. At December 31, 2012, we owned 11 properties with a combined fair value of $5.3 million.

Investment Securities.  Non-performing investment securities included one pooled trust preferred security with a fair value of $1.9 million at December 31, 2013. This security was sold during 2014.

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

Classified Assets.  Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary.  These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $76.5 million at December 31, 2014, a decrease of $53.7 million from $130.2 million at December 31, 2013.

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	23,496	46,660	-	-	70,156

Other Real Estate Owned	-	6,326	-	-	6,326
Total	$23,496	$52,986	$-	$-	$76,482

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	42,653	73,342	50	-	116,045

Investment Securities: (1)
Pooled trust preferred securities	-	11,134	-	-	11,134
Total investment securities	-	11,134	-	-	11,134

Other Real Estate Owned	-	2,985	-	-	2,985
Total	$42,653	$87,461	$50	$-	$130,164

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $7.9 million at December 31, 2013. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Bank’s securities. Flushing Financial Corporation did not have any securities classified or criticized at December 31, 2014 and 2013.

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At December 31, 2014, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 40.69%.

We classify investment securities as Substandard when, based on an internal review, we concluded the securities are below investment grade. We do not have any investment securities classified as Substandard at December 31, 2014.

During 2014 we did not record any other-than-temporary impairment (“OTTI”) charges. During 2013 we recorded OTTI charges of $1.4 million on four private issue collateralized mortgage obligations. During 2012 we recorded OTTI charges of $0.8 million on five private issue collateralized mortgage obligations.

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

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009. This resulted in increased unemployment and declining property values, although the property value declines in our market, the New York City metropolitan area, have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the middle of 2010, improvements in unemployment have lagged until recently when the unemployment rate decreased to 6.3% at December 2014 from 7.5% at December 2013, for the New York City region, according to the New York Department of Labor. The slow improvement in the level of unemployment has had a negative effect on our loan portfolio. Non-performing loans totaled $34.2 million and $49.0 million at December 31, 2014 and 2013, respectively.   The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2014, the outstanding principal balance of our impaired mortgage loans was less than 41% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $0.7 million and $13.3 million during the years ended December 31, 2014 and 2013, respectively.  This improvement in net charge-offs allowed us to reduce the provision for loan losses to a benefit of $6.0 million for the year ended December 31, 2014, from a provision expense of $13.9 million and $21.0 million for the years ended December 31, 2013 and 2012, respectively. Management has concluded, and the Board of Directors has concurred, that at December 31, 2014, the allowance was sufficient to absorb losses inherent in our loan portfolio.

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

Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio, the level and type of delinquent loans, our level of classified loans, charge-offs recorded and other available information and the Board of Directors concurs in this belief. At December 31, 2014, the total allowance for loan losses was $25.1 million, representing 73.40% of non-performing loans and 61.94% of non-performing assets, compared to 64.89% of non-performing loans and 59.04% of non-performing assets at December 31, 2013. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2014, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 82.2% of our gross loans. The greater risk associated with these loans, as well as business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain.  Provisions for loan losses are charged against net income.  See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Balance at beginning of year	$31,776	$31,104	$30,344	$27,699	$20,324

Provision (benefit) for loan losses	(6,021)	13,935	21,000	21,500	21,000

Loans charged-off:
Multi-family residential	(1,161)	(3,585)	(6,016)	(6,807)	(5,790)
Commercial real estate	(325)	(1,051)	(2,746)	(5,172)	(2,685)
One-to-four family mixed-use property	(423)	(4,206)	(4,286)	(2,644)	(2,580)
One-to-four family residential	(103)	(701)	(1,583)	(2,226)	(236)
Co-operative apartment	-	(108)	(62)	-	-
Construction	-	(2,678)	(4,591)	(1,088)	(1,879)
SBA	(49)	(457)	(324)	(871)	(925)
Commercial business and other loans	(381)	(2,057)	(1,661)	(642)	(500)
Total loans charged-off	(2,442)	(14,843)	(21,269)	(19,450)	(14,595)

Recoveries:
Mortgage loans	1,515	1,407	838	523	183
SBA, commercial business and other loans	268	173	191	72	787
Total recoveries	1,783	1,580	1,029	595	970

Net charge-offs	(659)	(13,263)	(20,240)	(18,855)	(13,625)

Balance at end of year	$25,096	$31,776	$31,104	$30,344	$27,699

Ratio of net charge-offs during the year to average loans outstanding during the year	0.02%	0.41%	0.64%	0.59%	0.42%
Ratio of allowance for loan losses to gross loans at end of the year	0.66%	0.93%	0.97%	0.94%	0.85%
Ratio of allowance for loan losses to non-performing loans at the end of the year	73.40%	64.89%	34.62%	25.84%	24.71%
Ratio of allowance for loan losses to non-performing assets at the end of the year	61.94%	59.04%	31.59%	24.63%	23.31%

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

	At December 31,
	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$8,827	50.64%	$12,084	50.02%	$13,001	47.62%	$11,267	43.28%	$9,007	38.41%
Commercial real estate	4,202	16.36	4,959	14.97	5,705	16.00	5,210	18.07	4,905	20.33
One-to-four family mixed-use property	5,840	15.10	6,328	17.40	5,960	19.79	5,314	21.59	5,997	22.36
One-to-four family residential	1,690	4.94	2,079	5.66	1,999	6.18	1,649	6.86	938	7.40
Co-operative apartment	-	0.26	104	0.30	46	0.20	80	0.17	17	0.19
Construction	42	0.14	444	0.12	66	0.45	668	1.47	589	2.32

Gross mortgage loans	20,601	87.44	25,998	88.47	26,777	90.24	24,188	91.44	21,453	91.01

Non-mortgage loans:

Small Business Administration	279	0.19	458	0.23	505	0.29	987	0.44	1,303	0.54
Taxi Medallion	11	0.59	-	0.38	7	0.31	41	1.69	639	2.71
Commercial business and other	4,205	11.78	5,320	10.92	3,815	9.16	5,128	6.43	4,304	5.74

Gross non-mortgage loans	4,495	12.56	5,778	11.53	4,327	9.76	6,156	8.56	6,246	8.99

Total loans	$25,096	100.00%	$31,776	100.00%	$31,104	100.00%	$30,344	100.00%	$27,699	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds and corporate bonds. We did not hold any issues of foreign sovereign debt at December 31, 2014 and 2013.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale. We carry some of our investments under the fair value option. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on the remaining investment portfolio, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2014, we had $973.3 million in securities available for sale, which represented 19.17% of total assets. These securities had an aggregate market value at December 31, 2014 that was approximately 2.1 times the amount of our equity at that date.

There were no credit related OTTI charges recorded during the year ended December 31, 2014.  During 2013 we recorded OTTI charges of $1.4 million on four private issue collateralized mortgage obligations. During 2012 we recorded OTTI charges of $0.8 million on five private issue collateralized mortgage obligations. We sold these private issue collateralized mortgage obligations during 2013. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. (See Notes 6 and 17 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value. (See Notes 6 and 17 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

	At December 31,
	2014		2013		2012
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$-	$-	$-	$-	$31,409	$31,513
Municipal securities	145,864	148,896	127,967	123,423	74,228	75,297
Corporate debentures	90,719	91,273	100,362	101,711	83,389	87,485
Total bonds and other debt securities	236,583	240,169	228,329	225,134	189,026	194,295

Mutual funds	21,118	21,118	21,565	21,565	21,843	21,843

Equity securities:
Common stock	864	864	888	888	718	718
Preferred stock	6,234	6,226	17,272	14,047	17,079	12,597
Total equity securities	7,098	7,090	18,160	14,935	17,797	13,315

Mortgage-backed securities:
FNMA	169,956	170,367	217,615	212,322	168,040	175,929
REMIC and CMO	504,207	505,768	494,984	489,670	453,468	474,050
FHLMC	14,505	14,639	13,297	13,290	22,562	23,202
GNMA	13,862	14,159	38,974	40,874	43,211	46,932
Total mortgage-backed securities	702,530	704,933	764,870	756,156	687,281	720,113

Total securities available for sale	967,329	973,310	1,032,924	1,017,790	915,947	949,566

Interest-earning deposits and
Federal funds sold	22,977	22,977	23,748	23,748	31,279	31,279

Total	$990,306	$996,287	$1,056,672	$1,041,538	$947,226	$980,845

Mortgage-backed securities. At December 31, 2014, we had $704.9 million invested in mortgage-backed securities, of which $6.3 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2014	2013	2012
	(In thousands)

Balance at beginning of year	$756,156	$720,113	$747,288

Purchases of mortgage-backed securities	125,897	357,022	141,514

Amortization of unearned premium, net of accretion of unearned discount	(2,699)	(3,577)	(3,269)

Net change in unrealized gains on mortgage-backed securities available for sale	11,117	(41,546)	6,591

Net realized gains (losses) recorded on mortgage-backed securities carried at fair value	84	(589)	(381)

Net change in interest due on securities carried at fair value	(8)	(62)	(51)

Sales of mortgage-backed securities	(85,021)	(126,848)	(12,590)

Other-than-temporary impairment charges	-	(1,419)	(776)

Principal repayments received on mortgage-backed securities	(100,593)	(146,938)	(158,213)

Net increase (decrease) in mortgage-backed securities	(51,223)	36,043	(27,175)

Balance at end of year	$704,933	$756,156	$720,113

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

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2014. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. We carry these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
Municipal securities	$7,430	0.54%	$80	1.30%	$18,620	4.30%	$119,734	4.49%	16.21	$145,864	$148,896	4.26%
Corporate debentures	4,997	0.73	35,722	1.96	50,000	1.66	-	-	5.74	90,719	91,273	1.73
Total bonds and other debt securities	12,427	0.62	35,802	1.96	68,620	2.38	119,734	4.49	12.20	236,583	240,169	3.29

Mutual funds	21,118	1.76	-	-	-	-	-	-	N/A	21,118	21,118	1.76

Equity securities:
Common stock	-	-	-	-	-	-	864	3.57	N/A	864	864	3.57
Preferred stock	-	-	-	-	-	-	6,234	7.07	N/A	6,234	6,226	7.07
Total equity securities	-	-	-	-	-	-	7,098	6.64	N/A	7,098	7,090	6.64

Mortgage-backed securities:
FNMA	-	-	4,985	1.97	78,177	2.68	86,794	2.97	12.37	169,956	170,367	2.81
REMIC and CMO	-	-	95	3.51	14,684	4.44	489,428	2.91	23.72	504,207	505,768	2.95
FHLMC	-	-	9	2.18	2,035	4.64	12,461	2.54	11.65	14,505	14,639	2.83
GNMA	-	-	-	-	-	-	13,862	3.44	16.99	13,862	14,159	3.44
Total mortgage-backed securities	-	-	5,089	2.00	94,896	2.99	602,545	2.92	20.59	702,530	704,933	2.93

Interest-earning deposits	22,977	0.25	-	-	-	-	-	-	N/A	22,977	22,977	0.25

Total	$56,522	0.89%	$40,891	1.96%	$163,516	2.74%	$729,377	3.22%	18.48	$990,306	$996,287	2.95%

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

In addition to our full-service offices we have an internet branch “iGObanking.com®”, which currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929.  At December 31, 2014 and 2013, total deposits for the internet branch were $281.6 million and $293.3 million, respectively.

We have a government banking division, which prior to the Merger operated as the Commercial Bank, a New York State-chartered commercial bank, which provided banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area as an additional source of deposits. At December 31, 2014 and 2013, total deposits in our government banking division totaled $891.9 million and $867.1 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding.  However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. We experienced an increase in our Due to depositors’ during 2014 of $272.9 million. During the year ended December 31, 2014, the cost of Due to depositors’ decreased 12 basis points to 0.97% from 1.09% for the year ended December 31, 2013.  This decrease in the cost of deposits is primarily attributable to the Bank’s reducing the rates it pays on its deposit products. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2015, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2015, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more (excluding brokered deposits issued in $1,000.00 amounts under a master certificate of deposit) totaling $403.1 million, $335.4 million and $393.7 million at December 31, 2014, 2013 and 2012, respectively.

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

We also offer access to FDIC insurance coverage in excess of $250,000 through a Certificate of Deposit Account Registry Service (“CDARS®”) and through an Insured Cash Sweep service (“ICS”). CDARS® and ICS are deposit placement services. These networks arrange for placement of funds into certificate of deposit accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source. We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, during 2014 we shifted approximately $94.0 million in Government NOW deposits to an ICS brokered money market product which does not require us to provide collateral. This will allow us to invest our funds in higher yielding assets.

We also utilize brokers to obtain money market account deposits. These accounts are similar to brokered certificate of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

Brokered deposits and funds obtained through the CDARS® and ICS networks are classified as brokered deposits for financial reporting purposes. At December 31, 2014, we had $763.9 million classified as brokered deposits, with $583.7 million in brokered certificates of deposit and $180.2 million in brokered money market accounts. The brokered certificates of deposit include $9.3 million obtained through the CDARS® network and the brokered money market accounts include $107.0 million obtained through the ICS network.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2014			2013			2012
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Savings accounts	$261,942	7.47%	0.38%	$265,003	8.20%	0.19%	$288,398	9.56%	0.19%
NOW accounts	1,359,057	38.74	0.45	1,416,774	43.83	0.50	1,136,599	37.70	0.57
Demand accounts	255,834	7.29	-	197,343	6.10	-	155,789	5.17	-
Mortgagors' escrow deposits	35,679	1.02	0.09	32,798	1.01	0.08	32,560	1.08	0.09
Total	1,912,512	54.51	0.37	1,911,918	59.14	0.40	1,613,346	53.51	0.44

Money market accounts (8)	290,263	8.27	0.32	199,907	6.18	0.21	148,618	4.93	0.15

Certificate of deposit accounts with original maturities of:
Less than 6 Months (2)	7,059	0.20	0.10	10,116	0.31	0.17	58,705	1.95	0.22
6 to less than 12 Months (3)	82,966	2.36	0.80	20,671	0.64	0.13	25,147	0.83	0.13
12 to less than 30 Months (4)	275,828	7.86	0.89	246,416	7.62	0.87	319,487	10.60	0.94
30 to less than 48 Months (5)	198,290	5.65	1.08	132,965	4.11	1.18	155,142	5.15	1.79
48 to less than 72 Months (6)	622,908	17.75	2.06	585,203	18.10	2.50	565,592	18.76	2.71
72 Months or more (7)	118,772	3.39	2.88	125,584	3.88	3.23	129,156	4.28	3.27
Total certificate of deposit accounts	1,305,823	37.22	1.65	1,120,955	34.67	2.01	1,253,229	41.56	2.04

Total deposits (1)	$3,508,598	100.00%	0.84%	$3,232,780	100.00%	0.94%	$3,015,193	100.00%	1.09%

(1)	Included in the above balances are IRA and Keogh deposits totaling $91.0 million, $117.4 million and $144.4 million at December 31, 2014, 2013 and 2012, respectively.
(2)	Includes brokered deposits of $3.0 million, $4.8 million and $53.0 million at December 31, 2014, 2013 and 2012, respectively.
(3)	Includes brokered deposits of $5.7 million, $0.8 million and $0.8 million at December 31, 2014, 2013 and 2012, respectively.
(4)	Includes brokered deposits of $85.9 million, $10.0 million and $20.9 million at December 31, 2014, 2013 and 2012, respectively.
(5)	Includes brokered deposits of $145.2 million, $105.4 million and $70.0 million at December 31, 2014, 2013 and 2012, respectively.
(6)	Includes brokered deposits of $271.4 million, $262.8 million and $314.6 million at December 31, 2014, 2013 and 2012, respectively.
(7)	Includes brokered deposits of $72.4 million, $63.1 million and $62.9 million at December 31, 2014, 2013 and 2012, respectively.
(8)	Includes brokered deposits of $180.2 million and $70.5 million at December 31, 2014 and 2013.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2014.

					At December 31, 2014
		At December 31,			Within	One to
		2014	2013	2012	One Year	Three Years	Thereafter	Total
		(In thousands)
Interest rate:
1.99% or less	(1)	$817,100	$543,759	$571,109	$284,427	$411,398	$121,275	$817,100
2.00% to 2.99%	(2)	301,445	212,971	279,698	32,106	65,419	203,920	301,445
3.00% to 3.99%	(3)	184,172	344,884	370,570	135,657	22,953	25,562	184,172
4.00% to 4.99%		14	308	10,308	14	-	-	14
5.00% to 5.99%		3,092	19,033	21,544	3,092	-	-	3,092
Total		$1,305,823	$1,120,955	$1,253,229	$455,296	$499,770	$350,757	$1,305,823

(1)	Includes brokered deposits of $435.3 million, $204.4.million and $221.5 million at December 31, 2014, 2013 and 2012, respectively.
(2)	Includes brokered deposits of $83.1 million, $108.6 million and $152.1 million at December 31, 2014, 2013 and 2012, respectively.
(3)	Includes brokered deposits of $65.3 million, $133.9 million and $148.5 million at December 31, 2014, 2013 and 2012, respectively.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2014 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$70,524	1.75%
Over three through six months	37,546	1.92
Over six through 12 months	46,594	1.16
Over 12 months	248,480	1.87
Total	$403,144	1.77%

The above table does not include brokered deposits issued in $1,000.00 amounts under a master certificate of deposit totaling $582.3 million with a weighted average rate of 1.52%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2014	2013	2012
	(In thousands)
Net deposits (withdrawals)	$244,830	$184,470	$(172,519)
Amortization of premiums, net	944	1,080	1,085
Interest on deposits	30,044	32,037	40,382
Net increase (decrease) in deposits	$275,818	$217,587	$(131,052)

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented.  Average balances for all years shown are derived from daily balances.

	At December 31,
	2014			2013			2012
	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost
	(Dollars in thousands)

Savings accounts	$258,243	7.70%	0.23%	$274,791	8.73%	0.19%	$317,095	10.11%	0.22%
NOW accounts	1,390,899	41.47	0.45	1,291,861	41.04	0.52	1,025,116	32.67	0.61
Demand accounts	211,389	6.30	-	169,190	5.37	-	134,166	4.28	-
Mortgagors' escrow deposits	47,876	1.43	0.28	46,217	1.47	0.08	41,973	1.34	0.09
Total	1,908,407	56.90	0.37	1,782,059	56.61	0.41	1,518,350	48.40	0.46

Money market accounts	245,752	7.33	0.27	180,211	5.72	0.16	175,817	5.60	0.23

Certificate of deposit accounts	1,199,849	35.77	1.87	1,185,696	37.67	2.06	1,443,195	46.00	2.29
Total deposits	$3,354,008	100.00%	0.90%	$3,147,966	100.00%	1.02%	$3,137,362	100.00%	1.29%

Borrowings.  Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in June and July 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. The average cost of borrowings was 2.49%, 2.39% and 2.98% for the years ended December 31, 2014, 2013 and 2012, respectively. The average balances of borrowings were $993.8 million, $953.2 million and $767.6 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$137,824	$172,944	$185,300
Maximum amount outstanding at any month end during the period	155,300	185,300	185,300
Balance outstanding at the end of period	116,000	155,300	185,300
Weighted average interest rate during the period	5.37%	3.42%	3.62%
Weighted average interest rate at end of period	3.18	3.41	3.47

FHLB-NY Advances
Average balance outstanding	$826,132	$754,305	$557,147
Maximum amount outstanding at any month end during the period	936,813	864,864	739,183
Balance outstanding at the end of period	911,721	827,252	739,183
Weighted average interest rate during the period	2.03%	2.03%	2.33%
Weighted average interest rate at end of period	1.44	1.48	1.72

Other Borrowings
Average balance outstanding	$29,834	$25,939	$25,191
Maximum amount outstanding at any month end during the period	30,352	29,570	26,386
Balance outstanding at the end of period	28,771	29,570	23,922
Weighted average interest rate during the period	5.30%	6.17%	12.65%
Weighted average interest rate at end of period	5.96	5.67	6.92

Total Borrowings
Average balance outstanding	$993,790	$953,188	$767,638
Maximum amount outstanding at any month end during the period	1,112,201	1,067,170	948,405
Balance outstanding at the end of period	1,056,492	1,012,122	948,405
Weighted average interest rate during the period	2.49%	2.39%	2.98%
Weighted average interest rate at end of period	1.75	1.90	2.21

Subsidiary Activities

At December 31, 2014, Flushing Financial Corporation had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had three wholly owned subsidiaries: FSB Properties Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

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

Personnel

At December 31, 2014, we had 407 full-time employees and 17 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan. At December 31, 2014, there were 1,097,200 shares available for delivery in connection with awards under the 2014 Omnibus Plan.

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

State and Local Taxation

New York State and New York City Taxation.  We are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 7.1% of “entire net income” allocable to New York State during the taxable year or (2) the applicable alternative minimum tax.  The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State or (c) $250.  Entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2001 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2001 cannot be carried back. Alternative entire net income is equal to entire net income without certain deductions that are allowable in the calculation of entire net income.  We are also subject to a similarly calculated New York City tax of 9% on income allocated to New York City.  For New York City tax purposes, entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2009 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2009 cannot be carried back and similar alternative taxes.  In addition, we are subject to a tax surcharge at a rate of 17% of the New York State Franchise Tax that is attributable to business activity carried on within the Metropolitan Commuter Transportation District (“MTA surcharge”).

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

In March 2014, the New York State legislature changed New York State tax law, eliminating the separate bank tax section of the tax code, which results in all corporations being taxed in the same manner. The changes to the tax law are effective for tax years beginning on or after January 1, 2015. The most significant changes in the new tax law include:

The existing corporate franchise tax rate of 7.1% is reduced to 6.5% effective January 1, 2016.
All corporations will calculate tax on the following three bases: business income base, capital base, and fixed dollar minimum base; the highest tax is paid.
The MTA surcharge is increased to 25.6% effective for years beginning on or after January 1, 2015 and before January 1, 2016 with adjustments in rates at the discretion of the Commissioner of Taxation.
The capital base tax will be completely phased out by 2021.
Apportionment of income to New York State will be based on a single receipts factor.
Repeals the existing combined reporting standard, and requires unitary combined reporting.

New Jersey State Taxation.  The Bank is required to pay New Jersey State income tax based on the percentage of receipts from activity in New Jersey.

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

The capital regulations were effective January 1, 2015 for bank holding companies and banks with less than $15 billion in total assets, such as our Company and Bank. Based on our preliminary assessment of the NPRs, we believe we will see an increase in our total risk-weighted assets. However, the Company and the Bank, based on our preliminary assessment, would meet the requirements of the NPRs and will continue to be considered well-capitalized.

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

The rule as adopted prohibited banking entities from owning collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) after July 21, 2015.  At December 31, 2014, the Company did not hold any TruPs CDOs.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.  At December 31, 2014, the Bank’s largest aggregate amount of loans to one borrower was $66.7 million, all of which were performing according to their terms.  See “— General — Lending Activities.”

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

As of December 31, 2014, the Bank was deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. For a summary of the regulatory capital ratios of the Bank at December 31, 2014, see “Note 14 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required Bank Insurance Fund (“BIF”) institutions, including the Savings Bank, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $267,000, $269,000 and $299,000 for their share of the interest due on FICO bonds in 2014, 2013 and 2012, respectively, which was included in FDIC insurance expense.

Brokered Deposits.  The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2014, the Bank had $763.9 million in brokered deposit accounts.

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

Federal Reserve System

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts. The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $103.6 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $103.6 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $14.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2014, the Bank was required to maintain $46.9 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis).  At December 31, 2014, the Company’s consolidated Total and Tier 1 capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2014, our gross loan portfolio was $3,798.7 million, of which 87% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($1,923.5 million), commercial real estate ($621.6 million) and one-to-four family mixed-use property ($573.8 million), which combined represent 82% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, prior to 2010, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified. At December 31, 2014, we had $12.9 million outstanding of one-to-four family residential properties originated to individuals based on stated income and verifiable assets, and $44.8 million advanced on home equity lines of credit for which we did not verify the borrowers income. The total loans for which we did not verify the borrower’s income at December 31, 2014 was $57.7 million, or 1.5% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any subprime loans.

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

Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $763.9 million, or 21.8% of total deposits, and $517.4 million, or 16.0% of total deposits, in brokered deposit accounts at December 31, 2014 and 2013, respectively.  We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, during 2014 we shifted approximately $94.0 million in Government NOW deposits to an ICS brokered money market product which does not require us to provide collateral. This will allow us to invest our funds in higher yielding assets.  The Bank had $180.2 million and $70.5 million in brokered money market accounts at December 31, 2014 and 2013, respectively.

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

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.  The national and our local economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and local economies showed signs of improvement since the middle of 2010, improvements in unemployment have lagged until recently when the unemployment rate decreased to 6.3% at December 2014 from 7.5% at December 2013, for the New York City region, according to the New York State Department of Labor. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The downturn in the housing market has slowed. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations.  While we have seen an increase in deposits, we have also seen a significant increase in delinquent loans, resulting in an increase in our provision for loan losses, although we have seen improvements in 2013 and 2014. This increase in delinquent loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Given New York City’s low vacancy rates, the properties have retained their value and have provided us with low loss content in our non-performing loans. We cannot predict the effect of these economic conditions on our financial condition or operating results.

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

•
Consolidated Holding Company Capital Requirements.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of newly-issued trust preferred securities as a component of Tier 1 Capital for depository institution holding companies of our size.  As a result, no later than the fifth anniversary of the effective date of the Dodd-Frank Act, we will become subject to consolidated capital requirements to which we have not previously been subject. Effective February 28, 2013, as a result of the Merger, Flushing Financial Corporation became a bank holding company and it became subject to consolidated capital requirements.

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

The Current Economic Environment Poses Significant Challenges for us and Could Adversely Affect our Financial Condition and Results of Operations

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets.  While the national and local economies showed signs of improvement since the middle of 2010, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The housing market has shown improvement in 2013, but has not returned to pre-recession levels. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.  Further declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  The overall deterioration in economic conditions has subjected us to increased regulatory scrutiny.  In addition, further deterioration in national or local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.  These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities that we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not cause us to record an other-than-temporary impairment charge in our financial statements.

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. Management views the Company as operating as a single unit - a community bank.  At December 31, 2014, we had goodwill with a carrying amount of $16.1 million.  Declines in the fair value of the reporting unit may result in a future impairment charge.  Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2014, we have a deferred tax asset of $29.8 million. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes.  Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At December 31, 2014, the Bank conducted its business through 17 full-service offices and its internet branch, “iGObanking.com®”.

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

Item 4.     Mine Safety Disclosures.

Not applicable

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2014, we had approximately 740 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.  Our stock closed at $20.27 on December 31, 2014.  The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated.  Such prices do not necessarily reflect retail markups, markdowns, or commissions.  (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.)

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$21.91	$19.09	$0.15	$17.10	$15.02	$0.13
Second Quarter	21.75	18.83	0.15	16.87	15.02	0.13
Third Quarter	21.37	18.18	0.15	19.88	16.40	0.13
Fourth Quarter	20.84	17.70	0.15	21.70	17.96	0.13

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2014	-	$-	-	888,400
November 1 to November 30, 2014	163,201	19.76	163,201	725,199
December 1 to December 31, 2014	90,000	19.54	90,000	635,199
Total	253,201	$19.68	253,201

During the year ended December 31, 2014, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on May 22, 2013.  On August 19, 2014, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock.  During the years ended December 31, 2014 and 2013, the Company repurchased 914,671 shares and 836,092 shares, respectively, of the Company’s common stock at an average cost of $19.29 per share and $15.73 per share, respectively.  At December 31, 2014, 635,199 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2014:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	154,915	$15.19	1,097,200

Equity compensation plans not approved by security holders	-	-	-

	154,915	$15.19	1,097,200

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2009 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite. The comparative published industry indices chosen were the SNL Bank $1 Billion to $5 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. The SNL Mid-Atlantic Bank Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Bank $1 Billion to $5 Billion in Assets Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2009 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2014. The performance graph above is based upon closing prices on the trading date specified.

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Flushing Financial Corporation	100.00	129.69	122.02	153.83	213.87	215.82
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1 Billion to $5 Billion	100.00	113.35	103.38	127.47	185.36	193.81
SNL Mid-Atlantic Bank	100.00	116.66	87.64	117.40	158.25	172.41

Item 6.    Selected Financial Data.

At or for the years ended December 31,	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$5,077,013	$4,721,501	$4,451,416	$4,287,949	$4,324,745
Loans, net	3,785,277	3,402,402	3,203,017	3,198,537	3,248,630
Securities available for sale	973,310	1,017,790	949,566	812,530	804,189
Deposits	3,508,598	3,232,780	3,015,193	3,146,245	3,190,610
Borrowed funds	1,056,492	1,012,122	948,405	685,139	708,683
Total stockholders' equity	456,247	432,532	442,365	416,911	390,045
Common stockholders' equity	456,247	432,532	442,365	416,911	390,045
Book value per common share (1)	$15.52	$14.36	$14.39	$13.49	$12.48

Selected Operating Data
Interest and dividend income	$197,128	$200,526	$213,714	$224,498	$229,628
Interest expense	54,741	54,863	63,275	76,723	91,767
Net interest income	142,387	145,663	150,439	147,775	137,861
Provision (benefit) for loan losses	(6,021)	13,935	21,000	21,500	21,000
Net interest income after provision for loan losses	148,408	131,728	129,439	126,275	116,861
Non-interest income:
Net gains on sales of securities and loans	2,875	3,021	69	511	7
Other-than-temporary credit impairment charge on securities	-	(1,419)	(776)	(1,578)	(2,045)
Net (loss) gain from fair value adjustments	(2,568)	(2,521)	55	1,960	47
Other income	9,936	10,475	9,717	9,388	10,291
Total non-interest income	10,243	9,556	9,065	10,281	8,300
Non-interest expense	85,839	80,576	82,326	77,739	70,385
Income before income tax provision	72,812	60,708	56,178	58,817	54,776
Income tax provision	28,573	22,956	21,847	23,469	15,941
Net income	$44,239	$37,752	$34,331	$35,348	$38,835

Basic earnings per common share (2)	$1.49	$1.26	$1.13	$1.15	$1.28
Diluted earnings per common share (2)	$1.48	$1.26	$1.13	$1.15	$1.28
Dividends declared per common share (2)	$0.60	$0.52	$0.52	$0.52	$0.52
Dividend payout ratio	40.3%	41.3%	46.0%	45.2%	40.6%

(Footnotes on the following page)

At or for the years ended December 31,	2014		2013		2012		2011		2010

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.91%		0.82%		0.79%		0.82%		0.92%
Return on average equity	9.82		8.73		7.99		8.76		10.32
Average equity to average assets	9.31		9.45		9.83		9.36		8.89
Equity to total assets	8.99		9.16		9.94		9.72		9.02
Interest rate spread	2.98		3.25		3.50		3.46		3.27
Net interest margin	3.11		3.37		3.65		3.61		3.43
Non-interest expense to average assets	1.77		1.76		1.88		1.80		1.66
Efficiency ratio	54.40		50.64		50.73		49.18		47.37
Average interest-earning assets to average interest-bearing liabilities	1.11	x	1.10	x	1.09	x	1.08	x	1.07	x

Regulatory capital ratios: (3)
Core capital (well capitalized = 5%)	9.63%		9.48%		9.62%		9.63%		9.18%
Tier 1 risk-based capital (well capitalized =6%)	13.87		14.59		14.38		14.26		13.07
Total risk-based capital (well capitalized =10%)	14.60		15.63		15.43		15.32		13.98

Asset quality ratios:
Non-performing loans to gross loans (4)	0.90%		1.43%		2.79%		3.65%		3.44%
Non-performing assets to total assets (5)	0.80		1.14		2.21		2.87		2.75
Net charge-offs to average loans	0.02		0.41		0.64		0.59		0.42
Allowance for loan losses to gross loans	0.66		0.93		0.97		0.94		0.85
Allowance for loan losses to total non-performing assets (5)	61.94		59.04		31.59		24.63		23.31
Allowance for loan losses to total non-performing loans (4)	73.40		64.89		34.62		25.84		24.71

Full-service customer facilities	17		17		17		16		15

(1)
Calculated by dividing common stockholders’ equity of $456.2 million and $432.5 million at December 31, 2014 and 2013, respectively, by 29,403,823 and 30,123,252 shares outstanding at December 31, 2014 and 2013, respectively. Common stockholders’ equity is total stockholders’ equity less the liquidation preference value of preferred shares outstanding.

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

The Bank has a business banking unit. Our business strategy includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2014, the business banking unit had $461.5 million in gross loans outstanding and $134.6 million of customer deposits.

The Bank has an internet branch, iGObanking.com®, which provides access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications.  As of December 31, 2014, the internet branch had $281.6 million of customer deposits.

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

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	continue our emphasis on the origination of multi-family residential mortgage loans, commercial business loans and commercial real estate mortgage loans;

•	continue to transition the balance sheet to a more ‘commercial-like’ banking institution;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	maintain asset quality;

•	manage deposit growth and maintain a low cost of funds through

▪	business banking deposits
▪	personal accounts,
▪	municipal deposits through government banking, and
▪	new customer relationships via iGObanking.com®;

•	cross sell to lending and deposit customers;

•	take advantage of market disruptions to attract talent and customers from competitors;

•	manage interest rate risk and capital: and

•	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Multi-Family Residential, Commercial Business and Commercial Real Estate Lending.  In recent years, we have emphasized the origination of higher-yielding multi-family residential mortgage loan. During 2014, we continued to focus on the origination of multi-family properties and increased originations of business loans with a full banking relationship and commercial mortgage lending, as our strategic plan included reentering these markets. We continued to deemphasize one-to-four family – mixed-use property and construction lending. We expect to continue this emphasis on higher-yielding multi-family residential mortgage loans, business loans with a full banking relationship and commercial mortgage lending, while we continue to deemphasize one-to-four family mixed-use property and construction lending.

The following table shows loan originations and purchases during 2014, and loan balances as of December 31, 2014.

	Loan Originations and Purchases	Loan Balances December 31, 2014	Percent of Gross Loans
	(Dollars in thousands)
Multi-family residential	$420,978	$1,923,460	50.64%
Commercial real estate	179,848	621,569	16.36
One-to-four family ― mixed-use property	50,070	573,779	15.10
One-to-four family ― residential	24,727	187,572	4.94
Co-operative apartment	170	9,835	0.26
Construction	1,566	5,286	0.14
Small Business Administration	1,611	7,134	0.19
Taxi Medallion	14,431	22,519	0.59
Commercial Business and Other	264,765	447,500	11.78
Total	$958,166	$3,798,654	100.00%

At December 31, 2014, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 82.2% of our gross loans. Our concentration in these types of loans has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family, commercial real estate, construction and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Continue to Transition the Balance Sheet to a More ‘Commercial-like’ Banking Institution. We have an established business banking unit staffed with a team of experienced commercial bankers. We have developed a complement of deposit, loan and cash management products to support this initiative, and expanded these product offerings. The business banking unit is responsible for building business relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. Building these business relationships could provide us with a lower-costing source of funds and higher-yielding adjustable-rate loans, which would help us manage our interest-rate risk. On February 28, 2013, in the Merger, the Savings Bank merged with and into the Commercial Bank, with the Commercial Bank as the surviving entity. Pursuant to the Merger, the Commercial Bank’s charter was changed to a full-service New York State commercial bank charter, and its name was changed to Flushing Bank.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens.  Queens in particular exhibits a high level of ethnic diversity.  An important element of our strategy is to service the multi-ethnic consumer and business.  We have a particular concentration in the Asian communities- among them Chinese and Korean populations.  Both groups are noted for high levels of savings, education and entrepreneurship.  In order to service these and other important ethnic groups in our market, our staff speaks more than 30 languages. We have an Asian advisory board to help broaden our link to the community by providing guidance and fostering awareness of our active role in the local community.  Our focus on the Asian community in Queens, where we have four branches, has resulted in us obtaining approximately $500 million in deposits in these branches.  We also have over $400 million of loans and lines of credit outstanding to borrowers in the Asian community.

Maintain Asset Quality.  By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans with net charge-offs of $0.7 million and $13.3 million for the years ended December 31, 2014 and 2013, respectively. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 32 delinquent mortgage loans totaling $15.8 million, 72 delinquent mortgage loans totaling $33.4 million and 77 delinquent mortgage loans totaling $44.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. We recorded net recoveries of $0.4 and net charge-offs of $4.7 million and $5.7 million to the allowance for loan losses for the non-performing loans that were sold during 2014, 2013 and 2012, respectively.  We realized gross gains of $54,000, $134,000 and $21,000 on the sale of non-performing mortgage loans for the years ended December 31, 2014, 2013 and 2012, respectively.  We realized gross losses of $81,000 and $69,000 on the sale of non-performing mortgage loans for the years ended December 31, 2013 and 2012, respectively. We did not record any gross losses for the year ended December 31, 2014. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.  Non-performing assets amounted to $40.5 million and $53.8 million at December 31, 2014 and 2013, respectively. Non-performing assets as a percentage of total assets were 0.80% and 1.14% at December 31, 2014 and 2013, respectively.

Manage Deposit Growth and Maintain Low Cost of Funds. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have a business banking operation that we designed specifically to develop full business relationships thereby bringing in lower cost checking and money market deposits. At December 31, 2014, deposits balances in the business sector are $134.6 million. We also have an internet branch, “iGObanking.com®”, as a division of the Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. In creating iGObanking.com®, our strategy is to reduce our reliance on wholesale borrowings and reduce our funding costs. Deposit balances in iGObanking.com® were $281.6 million at December 31, 2014, at rates lower than our borrowings. We have a government banking division, which prior to the Merger operated as the Commercial Bank, as an additional source of deposits. At December 31, 2014, deposits in our government banking division totaled $891.9 million at rates below our average cost of funds.  We also obtain deposits through brokers and the CDARS® and ICS network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. In addition, the Bank is a member of the FHLB-NY, which provides us with a source of borrowing. We also utilize reverse purchase agreements, established with other financial institutions. During 2014, we realized an increase in Due to depositors of $272.9 million, as core deposits increased $88.1 million while certificates of deposit increased $184.9 million. At the same time our borrowed funds increased by $44.4 million as we looked to extend the maturities of our funding.

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

 Trends and Contingencies.  Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates declined from 2008 through 2014, we remained strategically focused on the origination of multi-family residential mortgages and to a lesser extent, commercial real estate and one-to-four family mixed-use property mortgage loans. However, recently we have increased our emphasis on the origination and purchase of business loans with full banking relationships and commercial real estate loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

The New York City metropolitan area, our primary market for lending, was generally considered to be in a recession from December 2007 through the middle of 2009.  In the New York City metropolitan area, building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. Building permits issued in the New York metropolitan area have increased over the past several years. The home price index for the New York City metropolitan area declined from the beginning of 2007 to the end of 2012 by approximately 23.7%, but has increased 7.0% from 2012 through 2014. The value of multi-family and commercial properties showed similar price movements.

Building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. This resulted in increased unemployment and declining property values. The majority of our impaired loans are income producing residential properties located in the New York City metropolitan market. Due to the low vacancy rates for these types of properties, they have retained more of their value, thereby reducing their loss content. While the national and local economies have improved since the middle of 2010, improvements in unemployment have lagged until recently when the unemployment rate decreased to 6.3% at December 2014 from 7.5% at December 2013, for the New York City region, according to the New York State Department of Labor. This slow improvement in the unemployment rate has resulted in the balance of our non-performing loans remaining at an elevated level, although non-performing loans declined in 2014, 2013 and 2012. Non-performing loans totaled $34.2 million, $49.0 million and $89.8 million at December 31, 2014, 2013 and 2012, respectively. While non-performing loans have remained elevated, we have not experienced a significant increase in foreclosed properties despite an extended foreclosure process in our market. The extended foreclosure process in our market is due to the high number of foreclosure actions filed in the court system in the counties for which we are seeking foreclosure on delinquent mortgage loans. We have not encountered significant issues with documentation relating to mortgages for which we are seeking foreclosure as we maintain custody of all loan documents and review them prior to providing them to our legal counsel to initiate the foreclosure action. The deterioration in the economy also resulted in an increase in net charge-offs from impaired loans, although improvement was seen in 2014 and 2013. Net charge-offs totaled $0.7 million, $13.3 million and $20.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. This improvement in net charge-offs allowed us to reduce the provision for loan losses to a benefit of $6.0 million for the year ended December 31, 2014, compared to a provision expense of $13.9 million and $21.0 million for the years ended December 31, 2013, and 2012, respectively. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

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

Since 2008, we have reduced our focus on commercial real estate and one-to-four family mixed-use residential property mortgage loans, which represented $300.6 million, or 50%, of our mortgage loan originations and purchases in 2008 compared to $229.9 million, or 24%, in 2014. In addition to reducing our focus on commercial real estate lending, during that period we further reduced our origination of smaller commercial real estate properties. Recently, however, we have cautiously increased our focus on larger commercial real estate properties. We also reduced our focus on construction lending, which we reduced from $30.7 million in advances on existing loans in 2008 to $0.9 million in advances on existing loans in 2014, and new construction loan approvals from $27.2 million in 2008 to $0.7 million in 2014. We reduced our focus on these types of loans due to changes in market conditions, increasing delinquencies and losses incurred on delinquent loans associated with these types of loans.

We also shifted our focus in multi-family lending to larger properties. Our review of delinquent multi-family mortgage loans revealed that the majority of our delinquent multi-family mortgage loans were on smaller properties with fewer rental units. We concluded that the more units a property had to rent, the less likely vacancies would cause a disruption in the property’s cash flow.

While we primarily rely on originating our own loans, we purchased $169.9 million of loans in 2014 compared to $10.2 million in 2013 and $3.5 million in 2012. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

The economic conditions we have experienced since the end of 2007 reduced loan demand from 2008 through 2012 in our market. In addition, the tightening of our underwriting standards and the shift in our lending focus also contributed to total loan originations and purchases remaining below pre-recession levels. Loan originations returned back to pre-recession levels in 2013, and in 2014 were a record $958.2 million, an increase of $122.2 million, or 14.6%, from $836.0 million in 2013.

During the three year period ended December 31, 2014, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 87.4% of our portfolio at December 31, 2014 compared to 88.5% at December 31, 2013 and 90.2% at December 31, 2012. Multi-family residential mortgage loans comprised 50.6%, 50.0% and 47.6% of our loan portfolio at December 31, 2014, 2013 and 2012, respectively. Commercial real estate mortgage loans comprised 16.4%, 15.0% and 16.0% of our loan portfolio at December 31, 2014, 2013 and 2012, respectively. One-to-four family mixed-use property mortgage loans comprised 15.1%, 17.4% and 19.8% of loan portfolio at December 31, 2014, 2013 and 2012, respectively. One-to-four family residential mortgage loans comprised 4.9%, 5.7% and 6.2% of loan portfolio at December 31, 2014, 2013 and 2012, respectively.

Due to depositors increased $272.9 million and $217.3 million in 2014 and 2013, respectively, compared to a decrease of $133.8 million in 2012.  Lower-costing core deposits increased $88.1 million, $349.6 million and $142.1 million in 2014, 2013 and 2012, respectively. Higher-costing certificates of deposit increased $184.9 million during 2014, compared to decreases of $132.3 million and $275.9 million during 2013 and 2012, respectively. Brokered deposits represented 21.8%, 16.0% and 17.3% of total deposits at December 31, 2014, 2013 and 2012, respectively.

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

During the year ended December 31, 2014, we extended the term of 15 business loans totaling $30.8 million and 49 mortgage loans totaling $49.2 million, which we did not consider as non-performing loans nor troubled debt restructured. Each of these loans was extended in accordance with our lending policies, which required the loans to be fully underwritten, and that each of the borrowers is current as to payments. None of these borrowers was experiencing financial difficulties, and none received a below market interest rate or other favorable terms at the time the loans were extended.  Therefore, we did not consider these loans to be troubled debt restructured.

We attempt to pursue the guarantor on all loans for which a loss has been incurred and for which a guarantee was obtained, when, after considering the benefits and costs, we have concluded we will be successful in recovering at least a portion of the loss we incurred. The success of this pursuit is based on the assets the guarantor holds when we obtain a judgment.

During 2014, we sought performance under guarantees on one business loan, seeking judgment of approximately $45,000. As of December 31, 2014, we had not received any recoveries on this business loan. However, during the year ended December 31, 2014, we realized recoveries of approximately $180,000 on business loans and $50,000 on real estate mortgage loans for which we sought judgments prior to 2014. During 2013, we sought performance under guarantees on 11 business loans, seeking judgments in excess of $2.8 million, and six real estate mortgage loans, seeking judgments in excess of $1.1 million. As of December 31, 2013, we had realized recoveries of less than $0.1 million on one business loan, and had not received any recoveries on the mortgage loans. In addition, during the year ended December 31, 2013, we realized recoveries of approximately $0.1 million on business loans and $0.1 million on real estate mortgage loans for which we sought judgments prior to 2013.

During 2014 our net interest margin declined 26 basis points to 3.11% for the year ended December 31, 2014 from 3.37% for the comparable period in 2013. This decrease in the net interest margin resulted in a $3.3 million decrease in net interest income to $142.4 million for the year ended December 31, 2014 from $145.7 million in 2013.  The decrease in the net interest margin for 2014 was primarily due to a decline in the yield of our interest-earning assets, partially offset by a reduction in our funding costs. The decline in the yield of our interest earning assets was primarily due to rates earned on new loans originated and securities purchased during 2014 being lower than the yield of the existing portfolio. During 2014, the average balance of total loans and total securities increased $263.2 million and $4.3 million, respectively, to $3,521.9 million and $1,020.0 million, respectively. During 2014, the average balance of borrowed funds increased by $40.6 million to $993.8 million compared to $953.2 million for 2013, while the cost of borrowed funds increased 10 basis points to 2.49% for the year ended December 31, 2014 from 2.39% in the comparable period in 2013. The increase in the cost of borrowed funds was primarily due to a $5.2 million prepayment penalty incurred from prepaying $66.9 million in long-term FHLB-NY advances at an average cost of 2.98% and $30.0 million in repurchase agreements at an average cost of 4.98% during the year ended December 31, 2014, partially offset by a $2.6 million prepayment penalty, resulting from the prepayment of $69.9 million in FHLB-NY advances at an average cost of 3.21% in 2013. The cost of certificates of deposit and NOW accounts decreased 19 basis points and seven basis points, respectively, for the twelve months ended December 31, 2014 from the prior year, while the cost of money market accounts and savings accounts increased 11 basis points and four basis points, respectively, for the twelve months ended December 31, 2014 from the prior year. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to Insured Cash Sweep service (“ICS”) brokeredmoney market product, which does not require us to provide collateral. This is expected to allow us to invest our funds in higher yielding assets. The cost of savings accounts increased as we increased the rate we pay on savings accounts on our internet branch to attract additional deposits. This resulted in a decrease in the cost of due to depositors of 12 basis points to 0.97% for the twelve months ended December 31, 2014 from 1.09% for the twelve months ended December 31, 2013. As a result of these changes to our funding mix, and a favorable interest rate environment, we were able to reduce our cost of interest-bearing liabilities eight basis points to 1.32% for the year ended December 31, 2014 from 1.40% for the year ended December 31, 2013.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 42%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 8% and 13%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2014
	Three Months And Less	More Than Three Months To One Year	More Than One Year To Three Years	More Than Three Years To Five Years	More Than Five Years To Ten Years	More Than Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$300,805	$588,023	$1,214,707	$858,326	$343,199	$16,441	$3,321,501
Other loans	119,073	114,782	118,519	63,342	49,141	12,296	477,153
Short-term securities (1)	22,977	-	-	-	-	-	22,977
Securities available for sale:							-
Mortgage-backed securities	30,036	69,945	193,727	138,394	189,696	83,135	704,933
Other	86,298	15,251	-	5,365	18,794	142,669	268,377
Total interest-earning assets	559,189	788,001	1,526,953	1,065,427	600,830	254,541	4,794,941

Interest-Bearing Liabilities
Savings accounts	8,513	25,539	68,104	68,104	91,682	-	261,942
NOW accounts	-	-	-	-	-	1,248,057	1,248,057
Money market accounts	5,805	17,415	46,440	46,440	116,100	58,063	290,263
Certificate of deposit accounts	154,076	301,220	499,770	325,306	25,451	-	1,305,823
Mortgagors' escrow deposits	-	-	-	-	-	35,679	35,679
Borrowings	88,771	125,551	697,372	104,798	40,000	-	1,056,492
Total interest-bearing liabilities (2)	$257,165	$469,725	$1,311,686	$544,648	$273,233	$1,341,799	$4,198,256

Interest rate sensitivity gap	$302,024	$318,276	$215,267	$520,779	$327,597	$(1,087,258)	$596,685
Cumulative interest-rate sensitivity gap	$302,024	$620,300	$835,567	$1,356,346	$1,683,943	$596,685
Cumulative interest-rate sensitivity gap as a percentage of total assets	5.95%	12.22%	16.46%	26.72%	33.17%	11.75%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	217.44%	185.34%	140.99%	152.51%	158.95%	114.21%

(1)	Consists of interest-earning deposits.
(2)	Does not include non-interest bearing demand accounts totaling $255.8 million at December 31, 2014.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2014. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2014, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2014	2013	2014	2013	2014	2013
-200 basis points	-3.80%	-3.29%	7.51%	5.82%	13.01%	13.56%
-100 basis points	-0.05	0.28	5.87	6.23	13.02	13.77
Base interest rate	―	―	―	―	12.61	13.29
+100 basis points	-5.20	-4.84	-11.98	-12.28	11.45	12.05
+200 basis points	-10.93	-9.70	-26.54	-24.35	9.90	10.75

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2014				2013				2012
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$3,075,055	$154,316	5.02%		$2,928,694	$158,420	5.41%		$2,893,271	$167,920	5.80%
Other loans, net (1)(2)	446,852	16,011	3.58		329,968	12,889	3.91		293,733	13,566	4.62
Total loans, net	3,521,907	170,327	4.84		3,258,662	171,309	5.26		3,187,004	181,486	5.69
Mortgage-backed securities	740,190	19,872	2.68		764,290	22,844	2.99		700,945	26,766	3.82
Other securities	279,804	6,850	2.45		251,380	6,294	2.50		197,775	5,395	2.73
Total securities	1,019,994	26,722	2.62		1,015,670	29,138	2.87		898,720	32,161	3.58
Interest-earning deposits and federal funds sold	41,770	79	0.19		42,454	79	0.19		41,322	67	0.16
Total interest-earning assets	4,583,671	197,128	4.30		4,316,786	200,526	4.65		4,127,046	213,714	5.18
Other assets	254,741				259,338				243,735
Total assets	$4,838,412				$4,576,124				$4,370,781

Interest-bearing liabilities:
Deposits:
Savings accounts	$258,243	597	0.23		$274,791	515	0.19		$317,095	689	0.22
NOW accounts	1,390,899	6,227	0.45		1,291,861	6,777	0.52		1,025,116	6,275	0.61
Money market accounts	245,752	667	0.27		180,211	294	0.16		175,817	399	0.23
Certificate of deposit accounts	1,199,849	22,420	1.87		1,185,696	24,414	2.06		1,443,195	32,983	2.29
Total due to depositors	3,094,743	29,911	0.97		2,932,559	32,000	1.09		2,961,223	40,346	1.36
Mortgagors' escrow accounts	47,876	133	0.28		46,217	37	0.08		41,973	36	0.09
Total interest-bearing deposits	3,142,619	30,044	0.96		2,978,776	32,037	1.08		3,003,196	40,382	1.34
Borrowings	993,790	24,697	2.49		953,188	22,826	2.39		767,638	22,893	2.98
Total interest-bearing liabilities	4,136,409	54,741	1.32		3,931,964	54,863	1.40		3,770,834	63,275	1.68
Non interest-bearing demand deposits	211,389				169,190				134,166
Other liabilities	40,217				42,560				36,309
Total liabilities	4,388,015				4,143,714				3,941,309
Equity	450,397				432,410				429,472
Total liabilities and equity	$4,838,412				$4,576,124				$4,370,781

Net interest income / net interest rate spread (3)		$142,387	2.98%			$145,663	3.25%			$150,439	3.50%

Net interest-earning assets / net interest margin (4)	$447,262		3.11%		$384,822		3.37%		$356,212		3.65%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	X			1.10	X			1.09	X

(1)	Average balances include non-accrual loans.
(2)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $5.0 million, $3.6 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$7,672	$(11,776)	$(4,104)	$2,013	$(11,513)	$(9,500)
Other loans, net	4,280	(1,158)	3,122	1,556	(2,233)	(677)
Mortgage-backed securities	(693)	(2,279)	(2,972)	2,266	(6,188)	(3,922)
Other securities	686	(130)	556	1,380	(481)	899
Interest-earning deposits and federal funds sold	-	-	-	2	10	12
Total interest-earning assets	11,945	(15,343)	(3,398)	7,217	(20,405)	(13,188)

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(30)	112	82	(86)	(88)	(174)
NOW accounts	457	(1,007)	(550)	1,498	(996)	502
Money market accounts	129	244	373	11	(116)	(105)
Certificate of deposit accounts	288	(2,282)	(1,994)	(5,483)	(3,086)	(8,569)
Mortgagors' escrow accounts	1	95	96	5	(4)	1
Borrowings	944	927	1,871	4,942	(5,009)	(67)
Total interest-bearing liabilities	1,789	(1,911)	(122)	887	(9,299)	(8,412)

Net change in net interest income	$10,156	$(13,432)	$(3,276)	$6,330	$(11,106)	$(4,776)

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General.  Net income for the twelve months ended December 31, 2014 was $44.2 million, an increase of $6.5 million, or 17.2%, compared to $37.8 million for the twelve months ended December 31, 2013. Diluted earnings per common share were $1.48 for the twelve months ended December 31, 2014, an increase of $0.22, or 17.5%, from $1.26 for the twelve months ended December 31, 2013.

Return on average equity increased to 9.82% for the twelve months ended December 31, 2014, from 8.73% for the prior year. Return on average assets increased to 0.91% for the twelve months ended December 31, 2014, from 0.79% for the prior year.

Interest Income.  Interest income decreased $3.4 million, or 1.69%, to $197.1 million for the year ended December 31, 2014 from $200.5 million for the year ended December 31, 2013. The decrease in interest income was primarily due to a 35 basis point reduction in the yield of interest-earning assets to 4.30% for the year ended December 31, 2014 from 4.65% for the year ended December 31, 2013, partially offset by a $266.9 million increase in the average balance of interest-earning assets to $4,583.7 million for the year ended December 31, 2014 from $4,316.8 million for the year ended December 31, 2013. The 35 basis point decline in the yield of interest-earning assets was primarily due to a 42 basis point reduction in the yield on the loan portfolio to 4.84% for the twelve months ended December 31, 2014 from 5.26% for the twelve months ended December 31, 2013, combined with a 25 basis point decline in the yield on total securities to 2.62% for the twelve months ended December 31, 2014 from 2.87% for the prior year. The 42 basis point decrease in the yield on the loan portfolio was primarily due to a decline in the rates earned on new loan originations and existing loans modified to lower rates. The 25 basis point decrease in the yield on the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 39 basis points to 5.02% for the twelve months ended December 31, 2014 from 5.41% for the twelve months ended December 31, 2013.  The yield on the mortgage loan portfolio, excluding prepayment penalty income on loans, decreased 40 basis points to 4.84% for the twelve months ended December 31, 2014 from 5.24% for the twelve months ended December 31, 2013.

Interest Expense. Interest expense decreased $0.1 million, or 0.22%, to $54.7 million for the year ended December 31, 2014 from $54.9 million for the year ended December 31, 2013. The decrease in the cost of interest-bearing liabilities is primarily attributable to an eight basis point reduction in the cost of interest-bearing liabilities to 1.32% for the year ended December 31, 2014 from 1.40% for the year ended December 31, 2013, partially offset by a $204.4 million increase in the average balance of interest-bearing liabilities to $4,136.4 million for the year ended December 31, 2014 from $3,932.0 million for the year ended December 31, 2013. The eight basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit and NOW accounts decreased 19  and seven basis points, respectively, partially offset by increases in the cost of money market accounts and savings accounts of 11 and four basis points, respectively, for the twelve months ended December 31, 2014 from the prior year. The cost of due to depositors decreased 12 basis points to 0.97% for the twelve months ended December 31, 2014 from 1.09% for the twelve months ended December 31, 2013. The decrease in the cost of due to depositors was partially offset by a $5.2 million prepayment penalty recorded on borrowings as a result of the Bank prepaying $66.9 million in long-term FHLB-NY advances and $30.0 million in repurchase agreements during the year ended December 31, 2014. The prior year includes a $2.6 million prepayment penalty recorded on borrowings as a result of the Bank prepaying $69.9 million of FHLB-NY advances. Including these prepayment penalties, the cost of borrowed funds increased 10 basis points to 2.49% for the year ended December 31, 2014 from 2.39% in the prior year. Excluding these prepayment penalties, the cost of borrowed funds decreased 16 basis points to 1.96% for the year ended December 31, 2014 from 2.12% in the prior year. The 16 basis point decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates.

Net Interest Income. Net interest income for the year ended December 31, 2014 totaled $142.4 million, a decrease of $3.3 million, or 2.25%, from $145.7 million for 2013.  The decrease in net interest income is attributed to a decrease in the net interest spread of 27 basis points to 2.98% for the twelve months ended December 31, 2014 from 3.25% for the prior year, partially offset by an increase in the average balance of interest-earning assets of $266.9 million, to $4,583.7 million for the year ended December 31, 2014. The yield on interest-earning assets decreased 35 basis points to 4.30% for the year ended December 31, 2014 from 4.65% for the year ended December 31, 2013, while the cost of interest-bearing liabilities decreased eight basis points to 1.32% for the year ended December 31, 2014 from 1.40% for the prior year period. The net interest margin decreased 26 basis points to 3.11% for the year ended December 31, 2014 from 3.37% for the year ended December 31, 2013. Excluding prepayment penalty income, the net interest margin would have been 2.98% and 3.26% for the years ended December 31, 2014 and 2013, respectively.

Provision for Loan Losses.  The provision for loan losses decreased $20.0 million during the twelve months ended December 31, 2014 to a benefit of $6.0 million from a provision of $13.9 million during the prior year. During the twelve months ended December 31, 2014, non-performing loans decreased $14.8 million to $34.2 million from $49.0 million at December 31, 2013. Net charge-offs for the twelve months ended December 31, 2014 totaled $0.7 million, or two basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 47.0% at December 31, 2014. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. As a result of the analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $6.0 million for the twelve months ended December 31, 2014.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2014 was $10.2 million, an increase of $0.7 million, or 7.2%, from $9.6 million for the twelve months ended December 31, 2013. The increase in non-interest income was primarily due to an improvement in Other-than-temporary impairment (“OTTI”) charges as there were no OTTI charges recorded during the twelve months ended December 31, 2014, but the prior year included an OTTI charge of $1.4 million on private issue CMOs. This improvement was partially offset by decreases of $0.3 million in each of other fee income and bank owned life insurance, respectively. Additionally, net gains on sale of securities decreased $0.1 million to $2.9 million for the twelve months ended December 31, 2014, from $3.0 million for the twelve months ended December 31, 2013.

Non-Interest Expense. Non-interest expense was $85.8 million for the twelve months ended December 31, 2014, an increase of $5.3 million, or 6.5%, from $80.6 million for the twelve months ended December 31, 2013. The increase was primarily due to increases of $4.6 million in salaries and benefits expense primarily due to an increase of $0.4 million in split dollar BOLI expense due to a decrease in the discount rate used to calculate the liability, increased salaries expense of $3.1 million due to annual increases and increased staffing to support the growth of the Bank and an increase of $0.9 million in the cost of grants of annual restricted stock unit awards. Additionally, the increase in non-interest expense was from increases of $0.8 million in professional services from increased legal fees as the prior year period included a decrease in legal fees and $1.1 million in other operating expense. These increases were partially offset by decreases of $1.0 million in other real estate owned/foreclosure expense from a reduction in non-accrual loans and $0.5 million in FDIC insurance expense primarily due to a reduction in the assessment rate. The efficiency ratio was 54.4% for the twelve months ended December 31, 2014 compared to 50.6% for the twelve months ended December 31, 2013.

Income Tax Provisions.  Income tax expense for the year ended December 31, 2014 increased $5.6 million to $28.6 million, compared to $23.0 million for the year ended December 31, 2013. The increase was primarily attributed to an increase of $12.1 million in income before income taxes, combined with an increase in the effective tax rate. The effective tax rate was 39.2% and 37.8% for the years ended December 31, 2014 and 2013, respectively.

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

Interest Income.  Interest income decreased $13.2 million, or 6.17%, to $200.5 million for the year ended December 31, 2013 from $213.7 million for the year ended December 31, 2012. The decrease in interest income was primarily due to a 53 basis point reduction in the yield of interest-earning assets to 4.65% for the year ended December 31, 2013 from 5.18% for the year ended December 31, 2012, partially offset by a $189.7 million increase in the average balance of interest-earning assets to $4,316.8 million for the year ended December 31, 2013 from $4,127.0 million for the year ended December 31, 2012. The 53 basis point decline in the yield of interest-earning assets was primarily due to a 43 basis point reduction in the yield on the loan portfolio to 5.26% for the twelve months ended December 31, 2013 from 5.69% for the twelve months ended December 31, 2012, combined with a 71 basis point decline in the yield on total securities to 2.87% for the twelve months ended December 31, 2013 from 3.58% for the prior year. In addition, the yield of interest-earning assets was negatively impacted by a $117.0 million increase in the average balance of the lower yielding securities portfolio for the twelve months ended December 31, 2013. The 43 basis point decrease in the yield on the loan portfolio was primarily due to a decline in the rates earned on new loan originations and existing loans modified to lower rates. The 71 basis point decrease in the yield on the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 39 basis points to 5.41% for the twelve months ended December 31, 2013 from 5.80% for the twelve months ended December 31, 2012.  The yield on the mortgage loan portfolio, excluding prepayment penalty income on loans, decreased 42 basis points to 5.24% for the twelve months ended December 31, 2013 from 5.66% for the twelve months ended December 31, 2012.

Interest Expense. Interest expense decreased $8.4 million, or 13.29%, to $54.9 million for the year ended December 31, 2013 from $63.3 million for the year ended December 31, 2012. The decrease in the cost of interest-bearing liabilities is primarily attributable to a 28 basis point reduction in the cost of interest-bearing liabilities to 1.40% for the year ended December 31, 2013 from 1.68% for the year ended December 31, 2012, partially offset by a $161.1 million increase in the average balance of interest-bearing liabilities to $3,932.0 million for the year ended December 31, 2013 from $3,770.8 million for the year ended December 31, 2012. The 28 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 23 basis points, seven basis points, three basis points and nine basis points, respectively, for the twelve months ended December 31, 2013 from the prior year.  This resulted in a decrease in the cost of due to depositors of 27 basis points to 1.09% for the twelve months ended December 31, 2013 from 1.36% for the twelve months ended December 31, 2012. The decrease in the cost of due to depositors was partially offset by a $2.6 million prepayment penalty recorded on borrowings as a result of the Bank prepaying in 2013 $69.9 million of FHLB-NY advances scheduled to mature in 2014.  Including the prepayment penalty, borrowed funds decreased 59 basis points to 2.39% for the year ended December 31, 2013 from 2.98% in the prior year.  The 59 basis point decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates.

Net Interest Income. Net interest income for the year ended December 31, 2013 totaled $145.7 million, a decrease of $4.8 million, or 3.17%, from $150.4 million for 2012.  The decrease in net interest income is attributed to a decrease in the net interest spread of 25 basis points to 3.25% for the twelve months ended December 31, 2013 from 3.50% for the prior year, partially offset by an increase in the average balance of interest-earning assets of $189.7 million, to $4,316.8 million for the year ended December 31, 2013.  The yield on interest-earning assets decreased 53 basis points to 4.65% for the year ended December 31, 2013 from 5.18% for the year ended December 31, 2012 while the cost of funds of decreased 28 basis points to 1.40% for the year ended December 31, 2013 from 1.68% for the prior year period. The net interest margin decreased 28 basis points to 3.37% for the year ended December 31, 2013 from 3.65% for the year ended December 31, 2012. Excluding prepayment penalty income, the net interest margin would have been 3.26% and 3.53% for the years ended December 31, 2013 and 2012, respectively.

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

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2014, the Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2014, the Bank was able to borrow up to $2,201.4 million from the FHLB-NY in Federal Home Loan advances, letters of credit and overnight lines of credit. As of December 31, 2014, the Bank had $1,411.8 million outstanding in combined balances of FHLB-NY advances and letters of credit. In addition, Flushing Financial Corporation has junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $28.8 million (which are included in Borrowed Funds) and the Bank had $116.0 million in repurchase agreements to fund lending and investment opportunities. (See Note 9 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $34.3 million, an increase of $0.8 million from December 31, 2013. We also held marketable securities available for sale with a market value of $973.3 million at December 31, 2014.

At December 31, 2014, we had commitments to extend credit (principally real estate mortgage loans) of $68.3 million and open lines of credit for borrowers (principally business lines of credit and home equity loan lines of credit) of $190.4 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and operating expense in 2014 were $54.7 million and $85.8 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2014, we incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan; we did not make a contribution to the employee pension plan in 2014. We expect to pay similar amounts for these plans in 2015. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 3.76% for 2014. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2014, our employee pension plan and medical and life insurance plan have unrecognized losses of $9.9 million and $2.1 million, respectively.  The non-employee director plan has a $0.5 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate and change in the Plan’s mortality table. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years.   In addition, the non-employee director pension plan has an unrecognized past service liability of $0.1 million due to plan amendments in prior years and the medical and life insurance plan have a $0.6 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $6.3 million as of December 31, 2014.

The change in the discount rate, the Pension Plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of three years ended December 31, 2014. During the year ended December 31, 2012 the actual return on the employee pension plan assets approximated the assumed return used to determine the periodic pension expense for that year. During the year ended December 31, 2013, the actual return on the employee pension plan assets was approximately 2.5 times the assumed return used to determine the periodic pension expense for that year. During the year ended December 31, 2014, the actual return on the employee pension plan assets was approximately 75% of the assumed return used to determine the periodic pension expense for that year.

The market value of the assets of our employee pension plan is $20.5 million at December 31, 2014, which is $3.6 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2014, funds provided by the Company's operating activities amounted to $57.4 million. These funds combined with $283.0 million provided from financing activities were utilized to fund net investing activities of $339.6 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the year ended December 31, 2014, the net total of loan originations and purchases less loan repayments and sales was $402.1 million. During the year ended December 31, 2014, the Company also funded $162.8 million in purchases of securities available for sale and repaid $167.1 million in long-term borrowed funds.  During the year ended December 31, 2014, funds were provided by net increases of $274.9 million in total deposits and $30.5 million in short-term borrowed funds. Additionally, funds were provided by $227.4 million in proceeds from maturities, sales, calls and prepayments of securities available for sale and the addition of $180.0 million in long-term borrowed funds. The Company also used funds of $17.9 million and $18.9 million for dividend payments and purchases of treasury stock, respectively, during the year ended December 31, 2014.

At the time of the Savings Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Savings Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the Merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2014 was $1.0 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.  On July 21, 2011, as a result of the Dodd-Frank Act, the Bank’s primary regulator became the OCC and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”). Prior to July 21, 2011, unlike the Savings Bank, Flushing Financial Corporation was not subject to regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Savings Bank. However, Flushing Financial Corporation was subject, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year. With the Federal Reserve becoming Flushing Financial Corporation’s primary regulator, Flushing Financial Corporation became subject to the same regulatory restrictions on the declaration of dividends as the Savings Bank.

Regulatory Capital Position.  Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of three separate capital adequacy standards: leverage capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2014 and 2013, the Bank and the Company each exceeded their three regulatory capital requirements. (See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2014, financial assets and financial liabilities with fair values of $32.6 million and $28.8 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale and are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in Accumulated Other Comprehensive Income. If any decline in fair value for these securities is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2014, no other-than-temporary impairment charges were recorded. During 2013, we recorded an other-than-temporary impairment charge of $1.4 million for certain private issue collateralized mortgage obligations.

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as Available for Sale, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The private label collateralized mortgage obligations for which other-than-temporary impairment charges were recorded in 2013 were valued using a Level 3 input.

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

The Company conducts its annual impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2014 and 2013 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Borrowings	$1,056,492	$341,551	$581,372	$104,798	$28,771
Deposits	3,508,598	2,658,070	499,771	325,300	25,457
Loan commitments	258,685	258,685	-	-	-
Operating lease obligations	53,803	4,440	8,896	9,780	30,687
Purchase obligations	10,077	4,918	4,641	518	-
Pension and other postretirement benefits	14,824	519	1,016	1,086	12,203
Deferred compensation plans	11,420	575	1,150	1,150	8,545
Total	$4,913,899	$3,268,758	$1,096,846	$442,632	$105,663

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. Borrowings with call provisions are included in the period of the next call date. We have the means to refinance these borrowings as they mature or are called through financing arrangements with the FHLB-NY and our ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Notes 8 and 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2014, we had commitments to extend credit and lines of credit of $258.7 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2014, the Bank had seventeen branches, twelve of which are leased. The Bank leases its branch locations primarily when it is not the sole tenant. Whether the Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

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

In May 2014, the FASB issued ASU 2014-09 which provides new guidance that supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 66 and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.     Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2014	December 31, 2013
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$34,265	$33,485
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $464,626 and $556,520 at December 31, 2014 and 2013, respectively; $4,678 and $7,119 at fair value pursuant to the fair value option at December 31, 2014 and 2013, respectively)	704,933	756,156
Other securities (including assets pledged of $57,562 at December 31, 2014; $27,915 and $30,163 at fair value pursuant to the fair value option at December 31, 2014 and 2013, respectively)	268,377	261,634
Loans held for sale	-	425
Loans, net of fees and costs	3,810,373	3,434,178
Less: Allowance for loan losses	(25,096)	(31,776)
Net loans	3,785,277	3,402,402
Interest and dividends receivable	17,251	17,370
Bank premises and equipment, net	21,868	20,356
Federal Home Loan Bank of New York stock, at cost	46,924	46,025
Bank owned life insurance	112,656	109,606
Goodwill	16,127	16,127
Other assets	69,335	57,915
Total assets	$5,077,013	$4,721,501

Liabilities
Due to depositors:
Non-interest bearing	$255,834	$197,343
Interest-bearing	3,217,085	3,002,639
Mortgagors' escrow deposits	35,679	32,798
Borrowed funds ($28,771 and $29,570 at fair value pursuant to the fair value option at December 31, 2014 and 2013, respectively)	940,492	856,822
Securities sold under agreements to repurchase	116,000	155,300
Other liabilities	55,676	44,067
Total liabilities	4,620,766	4,288,969

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at December 31, 2014 and 2013; 29,403,823 shares and 30,123,252 shares outstanding at December 31, 2014 and 2013, respectively)	315	315
Additional paid-in capital	206,437	201,902
Treasury stock, at average cost (2,126,772 shares and 1,407,343 at December 31, 2014 and 2013, respectively)	(37,221)	(22,053)
Retained earnings	289,623	263,743
Accumulated other comprehensive loss, net of taxes	(2,907)	(11,375)
Total stockholders' equity	456,247	432,532

Total liabilities and stockholders' equity	$5,077,013	$4,721,501

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$170,327	$171,309	$181,486
Interest and dividends on securities:
Interest	25,969	28,310	31,306
Dividends	753	828	855
Other interest income	79	79	67
Total interest and dividend income	197,128	200,526	213,714

Interest expense
Deposits	30,044	32,037	40,382
Other interest expense	24,697	22,826	22,893
Total interest expense	54,741	54,863	63,275

Net interest income	142,387	145,663	150,439
Provision (benefit) for loan losses	(6,021)	13,935	21,000
Net interest income after provision for loan losses	148,408	131,728	129,439

Non-interest income
Other-than-temporary impairment ("OTTI") charge	-	(1,419)	(3,138)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	-	-	2,362
Net OTTI charge recognized in earnings	-	(1,419)	(776)
Banking services fee income	3,394	3,687	4,007
Net (loss) gain on sale of loans held for sale	-	(108)	(9)
Net gain on sale of loans	67	284	31
Net gain on sale of securities	2,875	3,021	47
Net (loss) gain from fair value adjustments	(2,568)	(2,521)	55
Federal Home Loan Bank of New York stock dividends	1,898	1,663	1,507
Bank owned life insurance	3,050	3,363	2,790
Other income	1,527	1,586	1,413
Total non-interest income	10,243	9,556	9,065

Non-interest expense
Salaries and employee benefits	48,998	44,397	42,503
Occupancy and equipment	7,998	7,646	7,807
Professional services	5,982	5,210	6,108
FDIC deposit insurance	2,707	3,206	4,186
Data processing	4,194	4,238	4,101
Depreciation and amortization of premises and equipment	2,813	2,953	3,207
Other real estate owned / foreclosure expense	1,338	2,292	2,964
Other operating expenses	11,809	10,634	11,450
Total non-interest expense	85,839	80,576	82,326

Income before income taxes	72,812	60,708	56,178

Provision for income taxes
Federal	20,912	17,344	16,740
State and local	7,661	5,612	5,107
Total provision for income taxes	28,573	22,956	21,847

Net income	$44,239	$37,752	$34,331

Basic earnings per common share	$1.49	$1.26	$1.13
Diluted earnings per common share	$1.48	$1.26	$1.13

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Comprehensive Income
Net income	$44,239	$37,752	$34,331
Other comprehensive income, net of tax
Unrecognized actuarial (losses) gains	(3,790)	3,261	(479)
Amortization of actuarial losses	370	696	587
Amortization of prior service credit	(26)	(26)	(26)
OTTI charges included in income	-	798	437
Reclassification adjustment for net gains included in income	(1,634)	(1,700)	(26)
Unrealized gains (losses) on securities	13,548	(26,541)	6,831
Comprehensive income	$52,707	$14,240	$41,655

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Common Stock
Balance, beginning of year	$315	$315	$315
No activity	-	-	-
Balance, end of year	315	315	315

Additional Paid-In Capital
Balance, beginning of year	201,902	198,314	195,628
Award of common shares released from Employee Benefit Trust (136,559, 143,941 and 157,922 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	2,075	1,652	1,480
Shares issued upon vesting of restricted stock unit awards (7,300, 120,114 and 113,272 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	30	161	317
Options exercised (138,575, 463,245 and 125,405 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	455	1,451	164
Stock-based compensation activity, net	1,129	(119)	1,028
Stock-based income tax (provision) benefit	846	443	(303)
Balance, end of year	206,437	201,902	198,314

Treasury Stock
Balance, beginning of year	(22,053)	(10,257)	(7,355)
Purchases of common shares outstanding (914,671, 836,092 and 352,000 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	(17,644)	(13,152)	(5,019)
Issuance upon exercise of stock options (150,115, 463,245 and 150,225 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	2,461	6,763	1,818
Repurchase of shares to satisfy tax obligations (59,821, 61,710 and 40,148 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	(1,228)	(999)	(532)
Shares issued upon vesting of restricted stock unit awards (202,466, 180,997 and 146,149 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	3,205	2,406	1,737
Purchase of common shares to fund options exercised (97,518, 366,517 and 65,074 common shares for the years ended December 31, 2014 2013 and 2012, respectively)	(1,962)	(6,814)	(906)
Balance, end of year	(37,221)	(22,053)	(10,257)

                                                                                                                                    Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Retained Earnings
Balance, beginning of year	263,743	241,856	223,510
Net income	44,239	37,752	34,331
Stock options exercised (11,540, 65,470, and 24,820 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	(77)	(128)	(63)
Shares issued upon vesting of restricted stock unit awards (195,166, 60,883 and 32,877 common shares for the years ended December 31, 2014, 2013 and 2012, respectively)	(430)	(119)	(105)
Cash dividends declared and paid on common shares ($0.60, $0.52 and $0.52 per share for the years ended December 31, 2014, 2013 and 2012, respectively)	(17,853)	(15,618)	(15,817)
Balance, end of year	289,622	263,743	241,856

Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance, beginning of year	(11,375)	12,137	4,813
Amortization of prior service credits, net of taxes of $19, $20 and $20 for the years ended December 31, 2014, 2013 and 2012, respectively	(26)	(26)	(26)
Amortization of net actuarial losses, net of taxes of ($330), ($541) and ($456) for the years ended December 31, 2014, 2013 and 2012, respectively	370	696	587
Unrecognized actuarial gains (losses), net of taxes of $2,880, ($2,527) and $340 for the years ended December 31, 2014, 2013 and 2012, respectively	(3,790)	3,261	(479)
Change in net unrealized (losses) gains on securities available for sale, net of taxes of approximately ($10,441), $20,609 and ($5,259) for the years ended December 31, 2014, 2013 and 2012, respectively	13,548	(26,541)	6,831
Reclassification adjustment for (gains) losses included in net income, net of taxes of approximately $1,241, $700 and ($318) for the years ended December 31, 2014, 2013 and 2012, respectively	(1,634)	(902)	411
Balance, end of year	(2,907)	(11,375)	12,137

Total Stockholders' Equity	$456,247	$432,532	$442,365

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities

Net income	$44,239	$37,752	$34,331
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(6,021)	13,935	21,000
Depreciation and amortization of premises and equipment	2,813	2,953	3,207
Net loss on sales of loans held for sale	-	108	9
Net gain on sales of loans (including delinquent loans)	(67)	(284)	(31)
Net gain on sales of securities	(2,875)	(3,021)	(47)
Other-than-temporary impairment charge on securities	-	1,419	776
Amortization of premium, net of accretion of discount	7,292	7,588	6,643
Fair value adjustment for financial assets and financial liabilities	2,568	2,521	(55)
Income from bank owned life insurance	(3,050)	(3,363)	(2,790)
Stock based compensation expense	4,263	3,412	3,260
Deferred compensation	(2,514)	(790)	(86)
Amortization of core deposit intangibles	-	468	469
Excess tax provision (benefits) from stock-based payment arrangements	(846)	(443)	303
Deferred income tax provision (benefit)	4,154	(682)	(804)
Net decrease in prepaid FDIC assessment	-	3,287	3,888
(Decrease) increase in other assets	8,110	(1,410)	(3,695)
Increase (decrease) in other liabilities	(690)	10,985	4,719
Net cash provided by operating activities	57,376	74,435	71,097

Investing Activities

Purchases of premises and equipment	(4,325)	(809)	(1,290)
Net purchases of Federal Home Loan Bank-NY shares	(899)	(3,688)	(12,092)
Purchases of securities available for sale	(162,830)	(458,596)	(311,654)
Proceeds from sales and calls of securities available for sale	115,294	194,009	12,637
Proceeds from maturities and prepayments of securities available for sale	112,137	149,387	170,798
Net originations of loans	(248,073)	(236,582)	(78,379)
Purchases of loans	(169,860)	(10,189)	(3,456)
Proceeds from sale of delinquent loans	15,857	35,681	44,223
Purchase of bank owned life insurance	-	-	(20,000)
Proceeds from sale of Real Estate Owned	3,123	4,763	1,225
Net cash used in investing activities	(339,576)	(326,024)	(197,988)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2014	2013	2012
	(In thousands)
Financing Activities

Net increase in non-interest bearing deposits	58,491	41,554	37,282
Net (decrease) increase in interest bearing deposits	213,502	174,715	(172,193)
Net increase in mortgagors' escrow deposits	2,881	238	2,774
Net proceeds (repayments) from short-term borrowed funds	30,500	(102,500)	132,000
Proceeds from long-term borrowings	180,000	269,346	212,518
Repayment of long-term borrowings	(167,081)	(109,911)	(80,000)
Purchases of treasury stock	(18,872)	(14,151)	(5,551)
Excess tax benefits (provision) from stock-based payment arrangements	846	443	(303)
Proceeds from issuance of common stock upon exercise of stock options	565	533	885
Cash dividends paid	(17,852)	(15,618)	(15,817)
Net cash provided by financing activities	282,980	244,649	111,595

Net (decrease) increase in cash and cash equivalents	780	(6,940)	(15,296)
Cash and cash equivalents, beginning of year	33,485	40,425	55,721
Cash and cash equivalents, end of year	$34,265	$33,485	$40,425

Supplemental Cash Flow Disclosure
Interest paid	$53,965	$53,602	$62,368
Income taxes paid	24,943	21,389	21,947
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	25,789	21,832	21,644
Non-cash activities:
Loans transferred to Other Real Estate Owned	7,112	5,369	6,127
Loans provided for the sale of Other Real Estate Owned	712	3,011	2,110
Loans held for investment transferred to loans held for sale	1,150	13,008	12,200
Loans held for sale transferred to loans held for investment	-	2,214	400

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the years ended December 31, 2014, 2013 and 2012

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

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through seventeen full-service banking offices, nine of which are located in Queens County, two in Nassau County, five in Kings County (Brooklyn), and one in New York County (Manhattan), New York. The Bank also operates “iGObanking.com®”, an internet branch, offering checking, savings, money market and certificates of deposit accounts.

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

Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, the fair value of the investment portfolio and the evaluation of other-than-temporary impairment (“OTTI”) on securities. The current economic environment has increased the degree of uncertainty inherent in these material estimates.  Actual results could differ from these estimates.

Cash and Cash Equivalents:
For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2014 and 2013, the Company’s cash and cash equivalents totaled $34.3 million and $33.5 million, respectively. Included in cash and cash equivalents at those dates were $23.0 million and $23.7 million in interest-earning deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The Bank is required to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $7.5 million and $10.1 million at December 31, 2014 and 2013, respectively.

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

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the qualitative assessment as outlined in ASU 2011-08 in assessing the carrying value of goodwill as of December 31, 2014 and determined that there was no goodwill impairment. At December 31, 2014, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

In preparing internal evaluations of property values, the Company seeks to obtain current data on the subject property from various sources, including: (1) the borrower; (2) copies of existing leases; (3) local real estate brokers and appraisers; (4) public records (such as real estate taxes and water and sewer charges); (5) comparable sales and rental data in the market; (6) an inspection of the property and (7) interviews with tenants. These internal evaluations primarily focus on the income approach and comparable sales data to value the property.

As of December 31, 2014, we utilized recent third party appraisals of the collateral to measure impairment for $31.0 million, or 68.8%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $14.1 million, or 31.2%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2014, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

Loans Held for Sale:
Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2014, there were no loans classified as held for sale. At December 31, 2013, loans held for sale consisted of one non-performing multi-family residential loan for $0.4 million.

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

Federal Home Loan Bank Stock:
The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on its asset size.  In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par.  Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists.  At December 31, 2014, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2014.

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

Advertising Expense:
Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $1.8 million, $1.9 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2014	2013	2012
	(In thousands, except per share data)
Net income, as reported	$44,239	$37,752	$34,331
Divided by:
Weighted average common shares outstanding	29,788	30,047	30,402
Weighted average common stock equivalents	29	26	31
Total weighted average common shares outstanding and common stock equivalents	29,817	30,073	30,433

Basic earnings per common share	$1.49	$1.26	$1.13
Diluted earnings per common share	$1.48	$1.26	$1.13
Dividend Payout ratio	40.3%	41.3%	46.0%

There were no options that were anti-dilutive for the year ended December 31, 2014. Options to purchase 151,900 shares, at an average exercise price of $18.55, and 550,400 shares, at an average exercise price of $17.63, are anti-dilutive and were not included in the computation of diluted earnings per common share for the years ended December 31, 2013 and 2012, respectively.

3. Loans

The composition of loans is as follows at December 31:

	2014	2013
	(In thousands)
Multi-family residential	$1,923,460	$1,712,039
Commercial real estate	621,569	512,552
One-to-four family ― mixed-use property	573,779	595,751
One-to-four family ― residential	187,572	193,726
Co-operative apartments	9,835	10,137
Construction	5,286	4,247
Small Business Administration	7,134	7,792
Taxi medallion	22,519	13,123
Commercial business and other	447,500	373,641
Gross loans	3,798,654	3,423,008
Unearned loan fees and deferred costs, net	11,719	11,170
Total loans	$3,810,373	$3,434,178

The total amount of loans on non-accrual status was $31.9 million and $48.0 million at December 31, 2014 and 2013, respectively.  The total amount of loans classified as impaired, which includes all loans on non-accrual status, was $56.5 million and $81.8 million at December 31, 2014 and 2013, respectively. We generally adjust the carrying value of collateral dependent impaired loans to their fair value with a charge to the allowance for loan losses. The average balance of impaired loans was $65.8 million and $95.0 million for 2014 and 2013, respectively.

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Company classifies these loans as a TDR.

There were no loans modified and classified as TDR during the year ended December 31, 2014.

The following table shows loans modified and classified as TDR during the year ended December 31, 2013:

	For the year ended December 31, 2013
(Dollars in thousands)	Number	Balance	Modification description

Multi-family residential	2	$698	Received a below market interest rate and the loan amortization was extended
Commercial real estate	1	273	Received a below market interest rate and the loan amortization was extended
One-to-four family - mixed-use property	1	390	Received a below market interest rate and the loan amortization was extended
Commercial business and other	2	687	Received a below market interest rate and the loan amortization was extended
Total	6	$2,048

The recorded investment of each of the loans modified and classified to a TDR, presented in the table above, was unchanged as there was no principal forgiven in any of these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	10	$3,034	10	$3,087
Commercial real estate	3	2,373	3	2,407
One-to-four family - mixed-use property	7	2,381	8	2,692
One-to-four family - residential	1	354	1	364
Construction	-	-	1	746
Commercial business and other	4	2,249	5	4,406

Total performing troubled debt restructured	25	$10,391	28	$13,702

During the year ended December 31, 2014, three TDR loans totaling $2.7 million were transferred to non-performing status, which resulted in these loans being included in non-performing loans. Two of these loans, subsequent to being transferred to non-performing loans, were paid in full during the year ended December 31, 2014.  Additionally, during the year ended December 31, 2014, one loan for $0.4 million was transferred from performing non-accrual status to performing accrual status as it has made timely payments for six consecutive months. During the year ended December 31, 2013, no TDR loans were transferred to non-performing status.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Commercial real estate	1	$2,252	1	$2,332
One-to-four family - mixed-use property	1	187	-	-

Total troubled debt restructurings that subsequently defaulted	2	$2,439	1	$2,332

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(In thousands)	2014	2013

Loans ninety days or more past due and still accruing:
Multi-family residential	$676	$52
Commercial real estate	820	-
One-to-four family mixed-use property	405	-
One-to-four family residential	14	15
Commercial Business and other	386	539
Total	2,301	606

Non-accrual mortgage loans:
Multi-family residential	6,878	13,297
Commercial real estate	5,689	9,962
One-to-four family mixed-use property	6,936	9,063
One-to-four family residential	11,244	13,250
Co-operative apartments	-	57
Total	30,747	45,629

Non-accrual non-mortgage loans:
Commercial Business and other	1,143	2,348
Total	1,143	2,348

Total non-accrual loans	31,890	47,977

Total non-accrual loans and ninety days or more past due and still accruing	$34,191	$48,583

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2014	2013	2012
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$2,919	$4,656	$9,026
Less: Interest income included in the results of operations	796	1,213	1,692
Total foregone interest	$2,123	$3,443	$7,334

The following table shows an age analysis of our recorded investment in loans at December 31, 2014:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$7,721	$1,729	$7,554	$17,004	$1,906,456	$1,923,460
Commercial real estate	1,612	1,903	6,510	10,025	611,544	621,569
One-to-four family - mixed-use property	10,408	1,154	7,341	18,903	554,876	573,779
One-to-four family - residential	1,751	2,244	11,051	15,046	172,526	187,572
Co-operative apartments	-	-	-	-	9,835	9,835
Construction loans	3,000	-	-	3,000	2,286	5,286
Small Business Administration	90	-	-	90	7,044	7,134
Taxi medallion	-	-	-	-	22,519	22,519
Commercial business and other	6	1,585	740	2,331	445,169	447,500
Total	$24,588	$8,615	$33,196	$66,399	$3,732,255	$3,798,654

The following table shows an age analysis of our recorded investment in loans at December 31, 2013:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$14,101	$3,684	$13,349	$31,134	$1,680,905	$1,712,039
Commercial real estate	5,029	7,699	9,962	22,690	489,862	512,552
One-to-four family - mixed-use property	14,017	1,099	9,063	24,179	571,572	595,751
One-to-four family - residential	3,828	518	12,968	17,314	176,412	193,726
Co-operative apartments	99	-	144	243	9,894	10,137
Construction loans	-	-	-	-	4,247	4,247
Small Business Administration	106	-	-	106	7,686	7,792
Taxi medallion	-	-	-	-	13,123	13,123
Commercial business and other	187	2	1,752	1,941	371,700	373,641
Total	$37,367	$13,002	$47,238	$97,607	$3,325,401	$3,423,008

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-off's	(1,161)	(325)	(423)	(103)	-	-	(49)	-	(381)	(2,442)
Recoveries	150	481	608	269	7	-	92	-	176	1,783
Provision (benefit)	(2,246)	(913)	(673)	(555)	(111)	(402)	(222)	11	(910)	(6,021)
Ending balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096
Ending balance: individually evaluated for impairment	$286	$21	$579	$54	$-	$-	$-	$-	$154	$1,094
Ending balance: collectively evaluated for impairment	$8,541	$4,181	$5,261	$1,636	$-	$42	$279	$11	$4,051	$24,002

Financing Receivables:
Ending balance	$1,923,460	$621,569	$573,779	$187,572	$9,835	$5,286	$7,134	$22,519	$447,500	$3,798,654
Ending balance: individually evaluated for impairment	$13,260	$9,473	$15,120	$13,170	$-	$-	$-	$-	$5,492	$56,515
Ending balance: collectively evaluated for impairment	$1,910,200	$612,096	$558,659	$174,402	$9,835	$5,286	$7,134	$22,519	$442,008	$3,742,139

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Charge-off's	(3,585)	(1,051)	(4,206)	(701)	(108)	(2,678)	(457)	-	(2,057)	(14,843)
Recoveries	541	324	266	272	4	-	87	-	86	1,580
Provision (benefit)	2,127	(19)	4,308	509	162	3,056	323	(7)	3,476	13,935
Ending balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Ending balance: individually evaluated for impairment	$312	$164	$875	$58	$-	$17	$-	$-	$222	$1,648
Ending balance: collectively evaluated for impairment	$11,772	$4,795	$5,453	$2,021	$104	$427	$458	$-	$5,098	$30,128

Financing Receivables:
Ending balance	$1,712,039	$512,552	$595,751	$193,726	$10,137	$4,247	$7,792	$13,123	$373,641	$3,423,008
Ending balance: individually evaluated for impairment	$21,757	$19,757	$16,939	$14,390	$59	$746	$-	$-	$8,120	$81,768
Ending balance: collectively evaluated for impairment	$1,690,282	$492,795	$578,812	$179,336	$10,078	$3,501	$7,792	$13,123	$365,521	$3,341,240

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the year ended December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$10,481	$11,551	$-	$14,168	$194
Commercial real estate	7,100	7,221	-	11,329	51
One-to-four family mixed-use property	12,027	13,381	-	12,852	321
One-to-four family residential	12,816	15,709	-	13,015	103
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	285	-
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,779	3,149	-	3,428	137
Total loans with no related allowance recorded	45,203	51,011	-	55,077	806

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,779	2,779	286	2,936	149
Commercial real estate	2,373	2,373	21	3,242	167
One-to-four family mixed-use property	3,093	3,093	579	3,249	170
One-to-four family residential	354	354	54	358	14
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	187	-
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,713	2,713	154	3,149	115
Total loans with an allowance recorded	11,312	11,312	1,094	13,121	615

Total Impaired Loans:
Total mortgage loans	$51,023	$56,461	$940	$61,621	$1,169

Total non-mortgage loans	$5,492	$5,862	$154	$6,577	$252

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	$23,496	$46,660	$-	$-	$70,156

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$9,940	$19,089	$-	$-	$29,029
Commercial real estate	13,503	16,820	-	-	30,323
One-to-four family - mixed-use property	7,992	14,898	-	-	22,890
One-to-four family - residential	2,848	14,026	-	-	16,874
Co-operative apartments	-	59	-	-	59
Construction loans	746	-	-	-	746
Small Business Administration	310	-	-	-	310
Commercial business and other	7,314	8,450	50	-	15,814
Total loans	$42,653	$73,342	$50	$-	$116,045

The following table shows the activity in the allowance for loan losses for the years ended December 31:

	2014	2013	2012
	(In thousands)
Balance, beginning of year	$31,776	$31,104	$30,344
Provision (benefit) for loan losses	(6,021)	13,935	21,000
Charge-offs	(2,442)	(14,843)	(21,269)
Recoveries	1,783	1,580	1,029
Balance, end of year	$25,096	$31,776	$31,104

The following are net loan charge-offs (recoveries) by loan type for the years ended December 31:

	2014	2013	2012
	(In thousands)
Multi-family residential	$1,011	$3,044	$5,872
Commercial real estate	(156)	727	2,439
One-to-four family ― mixed-use property	(185)	3,940	3,928
One-to-four family ― residential	(166)	429	1,554
Co-operative apartments	(7)	104	62
Construction	-	2,678	4,591
Small Business Administration	(43)	370	237
Commercial business and other	205	1,971	1,557
Total net loan charge-offs	$659	$13,263	$20,240

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

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the year ended December 31, 2014
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	12	$5,759	$(80)	$9
Commercial real estate	6	4,635	295	8
One-to-four family - mixed-use property	14	5,399	122	50
Commercial business and other	2	64	20	-
Total	34	$15,857	$357	$67

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the year ended December 31, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	21	$11,420	$(1,024)	$99
Commercial real estate	9	5,488	(703)	6
One-to-four family - mixed-use property	39	11,427	(2,791)	(52)
Construction	2	5,066	(164)	-
Commercial business and other	1	-	(21)	-
Total	72	$33,401	$(4,703)	$53

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

5. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2014	2013	2012
	(In thousands)

Balance at beginning of year	$2,985	$5,278	$3,179
Acquisitions	7,112	5,369	6,127
Reductions to carrying value	(5)	(243)	(516)
Sales	(3,766)	(7,419)	(3,512)
Balance at end of year	$6,326	$2,985	$5,278

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods presented:

	For the years ended December 31,
	2014	2013	2012
	(In thousands)

Gross gains	$178	$443	$78
Gross losses	(109)	(89)	(255)
Write-down of carrying value	(5)	(243)	(516)
Total	$64	$111	$(693)

6. Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2014 and 2013. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2014:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$90,719	$91,273	$1,268	$714
Municipals	145,864	148,896	3,093	61
Mutual funds	21,118	21,118	-	-
Other	7,098	7,090	-	8
Total other securities	264,799	268,377	4,361	783
REMIC and CMO	504,207	505,768	6,188	4,627
GNMA	13,862	14,159	421	124
FNMA	169,956	170,367	2,128	1,717
FHLMC	14,505	14,639	142	8
Total mortgage-backed securities	702,530	704,933	8,879	6,476
Total securities available for sale	$967,329	$973,310	$13,240	$7,259

Mortgage-backed securities shown in the table above include three private issue collateralized mortgage obligations (“CMO”) that are collateralized by commercial real estate mortgages with an amortized cost and market value of $12.4 million at December 31, 2014.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$39,287	$714	$9,573	$428	$29,714	$286
Municipals	8,810	61	3,546	11	5,264	50
Other	292	8	-	-	292	8
Total other securities	48,389	783	13,119	439	35,270	344

REMIC and CMO	216,190	4,627	77,382	399	138,808	4,228
GNMA	8,358	124	-	-	8,358	124
FNMA	95,148	1,717	-	-	95,148	1,717
FHLMC	6,773	8	6,773	8	-	-
Total mortgage-backed securities	326,469	6,476	84,155	407	242,314	6,069
Total securities available for sale	$374,858	$7,259	$97,274	$846	$277,584	$6,413

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

The Company reviewed each investment that had an unrealized loss at December 31, 2014. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

Corporate Securities:
The unrealized losses in Corporate securities at December 31, 2014 consist of losses on five Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Municipal Securities:
The unrealized losses in Municipal securities at December 31, 2014, consist of losses on three municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Other Securities:
The unrealized losses in Other Securities at December 31, 2014, consist of losses on one single issuer trust preferred security. The unrealized losses on this security were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. This security is currently rated below investment grade. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell this security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this investment to be other-than-temporarily impaired at December 31, 2014.

During the year ended December 31, 2014, three pooled trust preferred securities for which OTTI charges were recorded in previous periods, were sold for proceeds totaling $11.1 million, recording a net loss on sale of $2.3 million.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and Collateralized Mortgage Obligation (“CMO”) securities at December 31, 2014 consist of seven issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 14 issues from the Federal National Mortgage Association (“FNMA”), eight issues from Government National Mortgage Association (“GNMA”) and one private issue.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA, GNMA and the private issuer were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, no OTTI charge was recorded during the year ended December 31, 2014. The Company recorded credit related OTTI charges totaling $1.4 million on four private issue CMOs during the year ended December 31, 2013 and $0.8 million on five private issue CMOs during the year ended December 31, 2012.

The private issue CMOs which incurred the above credit related OTTI charges were sold during the year ended December 31, 2013 for proceeds of $18.3 million realizing a loss on sale of $1.7 million.

GNMA:
The unrealized losses in GNMA securities at December 31, 2014 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at December 31, 2014.

FNMA:
The unrealized losses in FNMA securities at December 31, 2014 consist of losses on 13 securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

FHMLC:

The unrealized losses in FHMLC securities at December 31, 2014 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at December 31, 2014.

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the periods indicated:

	For the years ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$3,738	$6,178	$6,922
Recognition of actual losses	-	(842)	(1,271)
OTTI charges due to credit loss recorded in earnings	-	1,419	776
Securities sold during the period	(3,738)	(3,017)	(249)
Ending balance	$-	$3,738	$6,178

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$23,513	$23,516
Due after one year through five years	35,802	37,050
Due after five years through ten years	68,620	68,097
Due after ten years	136,864	139,714
Total other securities	264,799	268,377
Mortgage-backed securities	702,530	704,933
Total securities available for sale	$967,329	$973,310

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended December 31,
	2014	2013	2012
	(In thousands)
Gross gains from the sale of securities	$5,247	$5,222	$154
Gross losses from the sale of securities	(2,372)	(2,201)	(107)
Net gains from the sale of securities	$2,875	$3,021	$47

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2013:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$100,362	$101,711	$2,316	$967
Municipals	127,967	123,423	93	4,637
Mutual funds	21,565	21,565	-	-
Other	18,160	14,935	-	3,225
Total other securities	268,054	261,634	2,409	8,829
REMIC and CMO	494,984	489,670	6,516	11,830
GNMA	38,974	40,874	2,325	425
FNMA	217,615	212,322	2,233	7,526
FHLMC	13,297	13,290	226	233
Total mortgage-backed securities	764,870	756,156	11,300	20,014
Total securities available for sale	$1,032,924	$1,017,790	$13,709	$28,843

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

Corporate:
The unrealized losses in Corporate securities at December 31, 2013 consisted of losses on four Corporate securities. The unrealized losses were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believed would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Municipal Securities:
The unrealized losses in Municipal securities at December 31, 2013, consisted of losses on 33 municipal securities. The unrealized losses were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believed would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Other Securities:
The unrealized losses in Other Securities at December 31, 2013, consisted of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities were rated below investment grade. The pooled trust preferred securities did not have collateral that was subordinate to the classes the Company own. The Company’s management evaluated these securities using an impairment model, through an independent third party, that was applied to debt securities. In estimating OTTI losses, management considered: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviewed the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

Based on the review of the above factors, we concluded that:

All of the performing issuers in our pools were well capitalized banks, and did not appear likely to be closed by their regulators.

All of the performing issuers in our pools would continue as a going concern and would not default on their securities.

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

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) two issuers totaling $26.7 million would prepay in the first quarter of 2014; (2) two issuers totaling $21.5 million would prepay in the second quarter of 2015; (3) senior classes would not call the debt on their portions; and (4) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security.

The Company also owned a pooled trust preferred security that was carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income – Net gain (loss) from fair value adjustments.

It was not anticipated at the time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms and, in the opinion of management based on the review performed at December 31, 2013, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believed would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at December 31, 2013.

7. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2014	2013
	(In thousands)
Land	$3,551	$3,551
Building and leasehold improvements	25,717	22,464
Equipment and furniture	19,197	18,219
Total	48,465	44,234
Less: Accumulated depreciation and amortization	26,597	23,878
Bank premises and equipment, net	$21,868	$20,356

8. Deposits

Total deposits at December 31, 2014 and 2013, and the weighted average rate on deposits at December 31, 2014, are as follows:

	2014	2013	Weighted Average Rate 2014
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,305,823	$1,120,955	1.65%
Savings accounts	261,942	265,003	0.38
Money market accounts	290,263	199,907	0.32
NOW accounts	1,359,057	1,416,774	0.45
Total interest-bearing deposits	3,217,085	3,002,639
Non-interest bearing demand deposits	255,834	197,343
Total due to depositors	3,472,919	3,199,982
Mortgagors' escrow deposits	35,679	32,798	0.09
Total deposits	$3,508,598	$3,232,780

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000.00 amounts under a master certificate of deposit) was $109.6 million and $75.6 million at December 31, 2014 and 2013, respectively. The aggregate amount of brokered deposits was $763.9 million and $517.4 million at December 31, 2014 and 2013, respectively.

Deposits obtained from the governmental division are collateralized by either securities or letters of credit issued by FHLB-NY or are placed in an Insured Cash Sweep service (“ICS”).  The letters of credit are collateralized by mortgage loans pledged by the Bank.

At December 31, 2014, government deposits totaled $891.9 million, of which $94.0 million were ICS deposits and $797.9 million were collateralized by $379.3 million in securities and $499.1 million of letters of credit. At December 31, 2013, there were $407.4 million in securities and $517.8 million of letters of credit pledged as collateral for $867.1 million in government deposits.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Certificate of deposit accounts	$22,420	$24,414	$32,983
Savings accounts	597	515	689
Money market accounts	667	294	399
NOW accounts	6,227	6,777	6,275
Total due to depositors	29,911	32,000	40,346
Mortgagors' escrow deposits	133	37	36
Total interest expense on deposits	$30,044	$32,037	$40,382

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2014	2013
	(In thousands)
Within 12 months	$455,295	$459,016
More than 12 months to 24 months	269,840	318,215
More than 24 months to 36 months	229,931	158,050
More than 36 months to 48 months	176,876	51,508
More than 48 months to 60 months	148,424	108,489
More than 60 months	25,457	25,677
Total certificate of deposit accounts	$1,305,823	$1,120,955

9. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Repurchase agreements - fixed rate:
Due in 2014	$-	-%	$9,300	1.27%
Due in 2016	38,000	1.92	68,000	3.27
Due in 2017	38,000	4.16	38,000	4.16
Due in 2020	40,000	3.45	40,000	3.45
Total repurchase agreements - fixed rate	116,000	3.18	155,300	3.41

FHLB-NY advances - fixed rate:
Due in 2014	-	-	89,500	0.63
Due in 2015	185,551	0.80	166,732	1.21
Due in 2016	315,847	1.15	331,062	1.20
Due in 2017	305,525	2.12	174,160	2.79
Due in 2018	74,798	1.29	65,798	1.24
Due in 2019	30,000	1.83	-	-
Total FHLB-NY advances - fixed rate	911,721	1.44	827,252	1.48

Junior subordinated debentures - adjustable rate
Due in 2037	28,771	5.96	29,570	5.67

Total borrowings	$1,056,492	1.75%	$1,012,122	1.90%

During 2014, $66.9 million in long-term FHLB-NY advances at an average cost of 2.98% and $30.0 million in repurchase agreements at an average cost of 4.98% were prepaid while incurring a prepayment penalty totaling $5.2 million.

Borrowings which have call provisions are summarized as follows at December 31, 2014:

	Amount	Rate	Maturity Date	Call Date
	(Dollars in thousands)
FHLB-NY advances - fixed rate	$20,000	4.43%	10/10/2017	1/9/2015
FHLB-NY advances - fixed rate	30,000	4.60	10/10/2017	1/9/2015
FHLB-NY advances - fixed rate	10,000	4.13	9/18/2017	3/17/2015
FHLB-NY advances - fixed rate	10,000	4.32	9/18/2017	3/17/2015
FHLB-NY advances - fixed rate	10,000	4.15	9/18/2017	3/18/2015
Repurchase agreements - fixed rate	20,000	2.20	7/12/2016	1/12/2015
Repurchase agreements - fixed rate	18,000	4.28	10/18/2017	1/20/2015
Repurchase agreements - fixed rate	18,000	1.60	4/19/2016	1/20/2015
Repurchase agreements - fixed rate	20,000	4.05	9/19/2017	3/19/2015
Repurchase agreements - fixed rate	10,000	3.08	8/1/2020	2/1/2016
Repurchase agreements - fixed rate	10,000	3.19	2/1/2020	2/1/2016
Repurchase agreements - fixed rate	20,000	3.76	8/1/2020	2/1/2016

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

	2014	2013	2012
	(Dollars in thousands)
Book value of collateral	$142,925	$199,447	$228,620
Estimated fair value of collateral	142,925	199,447	228,620
Average balance of outstanding agreements during the year	137,824	172,944	185,300
Maximum balance of outstanding agreements at a month end during the year	155,300	185,300	185,300
Average interest rate of outstanding agreements during the year (1)	5.37%	3.42%	3.62%

1.
As discussed above, during the year ended December 31, 2014, the Company prepaid $30.0 million in FHLB-NY repurchase agreements at an average cost of 4.98% while incurring a prepayment penalty totaling $2.7 million.  Excluding the prepayment penalty, the average interest rate of agreements during the year ended December 31, 2014 was 3.40%.

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

10. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. The Company remains subject to examination for its Federal, New York State and New York City income tax returns for the years ending on or after December 31, 2011.  The Bank remains subject to examination for its New Jersey income tax returns for the years ending on or after December 31, 2011. During the three years ended December 31, 2014, the Company did not recognize any material amounts of interest or penalties on income taxes.

Income tax provisions are summarized as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Federal:
Current	$18,052	$17,808	$17,330
Deferred	2,860	(464)	(590)
Total federal tax provision	20,912	17,344	16,740
State and Local:
Current	6,369	5,828	5,321
Deferred	1,292	(216)	(214)
Total state and local tax provision	7,661	5,612	5,107
Total income tax provision	$28,573	$22,956	$21,847

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 39.2%, 37.8% and 38.9% for the years ended December 31, 2014, 2013 and 2012, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2014		2013		2012
	(Dollars in thousands)
Taxes at federal statutory rate	$25,484	35.0%	$21,248	35.0%	$19,662	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	4,980	6.8	3,648	6.0	3,320	5.9
Other	(1,891)	(2.6)	(1,940)	(3.2)	(1,135)	(2.0)
Taxes at effective rate	$28,573	39.2%	$22,956	37.8%	$21,847	38.9%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Income from operations	$28,573	$22,956	$21,847
Equity:
Change in fair value of securities available for sale	9,200	(21,309)	5,577
Current year actuarial gains (losses) of postretirement plans	(2,880)	2,527	(340)
Amortization of net actuarial losses and prior service credits	(311)	521	436
Compensation expense for tax purposes in (excess) or less than that recognized for financial reporting purposes	(846)	(443)	303
Total income taxes	$33,736	$4,252	$27,823

The components of the net deferred tax assets (liabilities) are as follows at December 31:

	2014	2013
	(In thousands)
Deferred tax asset:
Postretirement benefits	$5,407	$4,880
Allowance for loan losses	11,007	13,895
Stock based compensation	2,821	2,322
Depreciation	1,740	1,400
Unrealized loss on securities available for sale	-	6,612
Fair value adjustment on financial assets carried at fair value	-	2,470
Derivative financial instruments	1,025	-
Other-than-temporary impairment charges	-	1,584
Adjustment required to recognize funded status of postretirement pension plans	4,787	2,218
Other	3,023	2,336
Deferred tax asset	29,810	37,717

Deferred tax liability:
Valuation differences resulting from acquired assets and liabilities	2,764	2,805
Fair value adjustment on financial assets carried at fair value	132	-
Fair value adjustment on financial liabilities carried at fair value	14,480	14,910
Unrealized gains on securities available for sale	2,588	-
Other	2,525	1,898
Deferred tax liability	22,489	19,613

Net deferred tax asset included in other assets	$7,321	$18,104

The Company has recorded a deferred tax asset of $29.8 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $22.5 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized.  Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2014 and 2013.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2014, the Company did not recognize any material amounts of interest or penalties on income taxes.

11. Stock Based Compensation

For the years ended December 31, 2014, 2013 and 2012 the Company’s net income, as reported, includes $4.3 million, $3.4 million and $3.3 million, respectively, of stock-based compensation costs and $1.7 million, $1.3 million and $1.3 million, respectively, of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no stock options granted for the years ended December 31, 2014, 2013 and 2012. There were 266,895, 246,045 and 230,675 restricted stock units granted for the years ended December 31, 2014, 2013 and 2012, respectively.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan. At December 31, 2014, there were 1,097,200 shares available for delivery in connection with awards under the 2014 Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2014:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2013	346,584	$14.08
Granted	266,895	20.17
Vested	(220,863)	16.80
Forfeited	(19,462)	15.59
Non-vested at December 31, 2014	373,154	$16.75

Vested but unissued at December 31, 2014	233,836	$16.93

As of December 31, 2014, there was $4.3 million of total unrecognized compensation cost related to RSU awards granted under the 2014 Omnibus Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of awards vested for the years ended December 31, 2014, 2013 and 2012 were $4.4 million, $2.9 million and $3.3 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting and settlement dates. As of December 31, 2014, there is no remaining unrecognized compensation cost related to stock options granted.

The following table summarizes certain information regarding the stock option awards under the Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual (years)	Aggregate Intrinsic Value $(000) *

Outstanding at December 31, 2013	306,630	$16.02
Granted	-	-
Exercised	(150,115)	16.83
Forfeited	(1,600)	19.37
Outstanding at December 31, 2014	154,915	$15.19	3.2	$787
Exercisable shares at December 31, 2014	154,915	$15.19	3.2	$787

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2014, 2013 and 2012 are provided in the following table:

(In thousands, except grant date fair value)	2014	2013	2012
Proceeds from stock options exercised	$565	$533	$885
Fair value of shares received upon exercise of stock options	1,962	6,814	905
Tax benefit related to stock options exercised	88	151	56
Intrinsic value of stock options exercised	488	1,228	256

Weighted average fair value on grant date	n/a	n/a	n/a

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2014:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2013	59,323	$20.70
Granted	9,631	19.85
Forfeited	(56)	19.73
Distributions	(1,785)	19.60
Outstanding at December 31, 2014	67,113	$20.27
Vested at December 31, 2014	66,996	$20.27

The Company recorded stock-based compensation expense for the phantom stock plan of $17,000, $343,000 and $155,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of distributions from the phantom stock plan were $35,000, $9,000 and $12,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive income, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial loss (gain)			Prior Service cost (credit)			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(In thousands)
Employee Retirement Plan	$9,938	$5,899	$11,843	$-	$-	$-	$9,938	$5,899	$11,843
Other Postretirement Benefit Plans	2,130	205	1,199	(623)	(708)	(794)	1,507	(503)	405
Outside Directors Plan	(488)	(496)	(409)	131	171	210	(357)	(325)	(199)
Total	$11,580	$5,608	$12,633	$(492)	$(537)	$(584)	$11,088	$5,071	$12,049

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2014 are as follows:

	Net Actuarial loss (gain)	Prior Service cost (credit)	Total
	(In thousands)
Employee Retirement Plan	$1,162	$-	$1,162
Other Postretirement Benefit Plans	119	(85)	34
Outside Directors Plan	(56)	40	(16)
	$1,225	$(45)	$1,180

Employee Retirement Plan:
The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company did not make a contribution to the Retirement Plan during the year ended December 31, 2014. The Company contributed $0.8 million and $0.7 million to the Retirement Plan during the years ended December 31, 2013 and 2012, respectively. The Company used a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2014	2013
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$19,740	$22,531
Service cost	-	-
Interest cost	891	827
Actuarial (gains) loss	4,446	(2,485)
Benefits paid	(980)	(1,133)
Projected benefit obligation at end of year	24,097	19,740

Change in plan assets:
Market value of assets at beginning of year	20,496	17,300
Actual return on plan assets	993	3,498
Employer contributions	-	831
Benefits paid	(980)	(1,133)
Market value of plan assets at end of year	20,509	20,496

Accrued pension (liability) prepaid included in other (liabilities) assets	$(3,588)	$756

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2014	2013
Weighted average discount rate	3.76%	4.60%
Rate of increase in future compensation levels	n/a	n/a
Expected long-term rate of return on assets	7.50%	7.50%

The accumulated benefit obligation for the Retirement Plan was $24.1 million and $19.7 million at December 31, 2014 and 2013, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Service cost	$-	$-	$-
Interest cost	891	827	879
Amortization of unrecognized loss	759	1,222	1,032
Expected return on plan assets	(1,344)	(1,261)	(1,257)
Net pension expense (benefit)	306	788	654

Current year actuarial (gain) loss	4,798	(4,722)	652
Amortization of actuarial loss	(759)	(1,222)	(1,032)
Total recognized in other comprehensive income	4,039	(5,944)	(380)
Total recognized in net pension cost (benefit) and other comprehensive income	$4,345	$(5,156)	$274

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31 were:

	2014	2013	2012
Weighted average discount rate	4.60%	3.75%	4.25%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2015	$1,094
2016	1,145
2017	1,161
2018	1,161
2019	1,181
2020 – 2024	6,490

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

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2014	2013
Equity securities	68%	69%
Debt securities	32%	31%

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

The Bank does not expect to make a contribution to the Retirement Plan in 2015.

Pooled Separate Accounts – (Level 2) Valued as determined by the investment manager and is based on the value of the underlying assets held at December 31, 2014 and 2013.

The following table sets forth the employee pension plan’s assets that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2014:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Pooled Separate Accounts
U.S. large-cap growth (a)	$4,832	$-	$4,832	$-
U.S. large-cap value (b)	4,939	-	4,939	-
U.S. small-cap blend (c)	2,163	-	2,163	-
International blend (d)	1,966	-	1,966	-
Bond fund (e)	6,274	-	6,274	-
Prudential short term (f)	335	-	335	-

Total	$20,509	$-	$20,509	$-

a.	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
b.	Comprised of large-cap stocks seeking to outperform the Russell 1000® Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2014, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2014	2013
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,586	$5,927
Service cost	358	449
Interest cost	253	219
Actuarial loss (gain)	1,925	(943)
Benefits paid	(49)	(66)
Projected benefit obligation at end of year	8,073	5,586

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	49	66
Benefits paid	(49)	(66)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(8,073)	$(5,586)

The accumulated benefit obligation for the Postretirement Plans was $8.1 million and $5.6 million at December 31, 2014 and 2013, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2014	2013
Rate of return on plan assets	n/a	n/a
Discount rate	3.76%	4.60%
Rate of increase in health care costs
Initial	8.00%	9.00%
Ultimate (year 2018)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2014	2013	2012
	(In thousands)
Service cost	$358	$449	$400
Interest cost	253	219	217
Amortization of unrecognized loss	-	50	40
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	526	633	572

Current year actuarial (gain) loss	1,925	(943)	211
Amortization of actuarial gain	-	(50)	(40)
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	2,010	(908)	256
Total recognized in net postretirement expense and other comprehensive income	$2,536	$(275)	$828

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31 were:

	2014	2013	2012
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	4.60%	3.75%	4.25%
Rate of increase in health care costs
Initial	9.00%	10.00%	10.50%
Ultimate (year 2018)	5.00%	5.00%	5.50%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$1,682	$(1,271)
Effect on total service and interest cost	187	(137)

The Company expects to pay benefits of $181,000 under its Postretirement Plans in 2015.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2015	$181
2016	208
2017	232
2018	254
2019	272
2020 - 2024	1,509

Defined Contribution Plans:
The Company maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made.  Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans also 100% vest upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $3.1 million, $2.9 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least Senior Vice President and have at least one year of service. However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the plan.  In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. They also become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.4 million for each of the years ended December 31, 2014, 2013 and 2012.

Employee Benefit Trust:
An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Savings Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7.9 million from the Company and used $7,000 of cash received from the Savings Bank to purchase 2,328,750 shares of the common stock of the Company. The loan was repaid from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT. During the year ended December 31, 2010, the loan was fully repaid.  Dividend payments received subsequent to the loan being repaid are used to purchase additional shares of common stock. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2014, 2013 and 2012, the Company funded $2.7 million, $2.3 million and $2.1 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT.

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

As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2014	2013

Shares owned by Employee Benefit Trust, beginning balance	913,792	1,028,565
Shares purchased	23,717	29,168
Shares released and allocated	(136,559)	(143,941)
Shares owned by Employee Benefit Trust, ending balance	800,950	913,792

Market value of unallocated shares.	$16,235,257	$18,915,494

Outside Director Retirement Plan:
The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Benefits are also payable to a non-employee director who became a non-employee director before January 1, 2004 and whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who became a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years of service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank used a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2014	2013
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,666	$2,706
Service cost	54	82
Interest cost	116	98
Actuarial gain	(53)	(122)
Benefits paid	(120)	(98)
Projected benefit obligation at end of year	2,663	2,666

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	120	98
Benefits paid	(120)	(98)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,663)	$(2,666)

The accumulated benefit obligation for the Directors’ Plan was $2.7 million at December 31, 2014 and 2013.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Service cost	$54	$82	$80
Interest cost	116	98	110
Amortization of unrecognized gain	(60)	(36)	(29)
Amortization of past service liability	40	40	40
Net pension expense	150	184	201

Current actuarial gain	(52)	(122)	(44)
Amortization of actuarial gain	60	36	29
Amortization of prior service cost	(40)	(40)	(40)
Total recognized in other comprehensive income	(32)	(126)	(55)
Total recognized in net pension expense and other comprehensive income	$118	$58	$146

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31 were:

	2014	2013	2012
Weighted average discount rate for the benefit obligation	3.76%	4.60%	3.75%
Weighted average discount rate for periodic pension benefit expense	4.60%	3.75%	4.25%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2015	$288
2016	288
2017	288
2018	272
2019	288
2020 – 2024	1,336

The Company expects to make payments of $288,000 under its Directors’ Plan in 2015.

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Savings Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. Subsequent to the Merger, the Bank assumed the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2014, the Bank’s liquidation account was $1.0 million, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2014, the Bank had $60.4 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:

The Holding Company repurchased 914,671 common shares at an average cost of $19.29 during the year ended December 31, 2014. The Holding Company repurchased 836,092 common shares at an average cost of $15.73 during the year ended December 31, 2013.  At December 31, 2014, 635,199 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Income (Loss):

The following are changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2014 and 2013:

December 31, 2014	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(8,522)	$(2,853)	$(11,375)
Other comprehensive income before reclassifications, net of tax	13,548	(3,790)	9,758

Amounts reclassified from accumulated other comprehensive income, net of tax	(1,634)	344	(1,290)

Net current period other comprehensive income, net of tax	11,914	(3,446)	8,468

Ending balance, net of tax	$3,392	$(6,299)	$(2,907)

December 31, 2013	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$18,921	$(6,784)	$12,137
Other comprehensive income before reclassifications, net of tax	(26,541)	3,261	(23,280)

Amounts reclassified from accumulated other comprehensive income, net of tax	(902)	670	(232)

Net current period other comprehensive income, net of tax	(27,443)	3,931	(23,512)

Ending balance, net of tax	$(8,522)	$(2,853)	$(11,375)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the year ended December 31, 2014:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains (losses) on available for sale securities:	$2,875		Net gain on sale of securities
	(1,241)		Tax expense
	$1,634		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(700	) (1)	Other expense
Prior service credits	45	(1)	Other expense
	(655)		Total before tax
	311		Tax benefit
	$(344)		Net of tax

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$3,021		Net gain on sale of securities
	(1,321)		Tax expense
	$1,700		Net of tax

OTTI charges	$(1,419)		OTTI charge
	621		Tax benefit
	$(798)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(1,237	)(1)	Other expense
Prior service credits	46	(1)	Other expense
	(1,191)		Total before tax
	521		Tax benefit
	$(670)		Net of tax

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

14. Regulatory Capital

Under current capital regulations, the Bank is required to comply with three separate capital adequacy standards. As of December 31, 2014, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2014		December 31, 2013
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$472,251	9.63%	$447,305	9.48%
Requirement to be well capitalized	245,254	5.00	235,992	5.00
Excess	226,997	4.63	211,313	4.48

Tier I risk-based capital:
Capital level	$472,251	13.87%	$447,305	14.59%
Requirement to be well capitalized	204,354	6.00	183,944	6.00
Excess	267,897	7.87	263,361	8.59

Total risk-based capital:
Capital level	$497,347	14.60%	$479,081	15.63%
Requirement to be well capitalized	340,589	10.00	306,573	10.00
Excess	156,758	4.60	172,508	5.63

As a result of its conversion to a bank holding company on February 28, 2013, the Holding Company became subject to the same regulatory capital requirements as the Bank. As of December 31, 2014, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2014		December 31, 2013
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$471,233	9.62%	$456,772	9.70%
Requirement to be well capitalized	244,960	5.00	235,547	5.00
Excess	226,273	4.62	221,225	4.70

Tier I risk-based capital:
Capital level	$471,233	13.87%	$456,772	14.93%
Requirement to be well capitalized	203,878	6.00	183,579	6.00
Excess	267,355	7.87	273,193	8.93

Total risk-based capital:
Capital level	$496,329	14.61%	$488,548	15.97%
Requirement to be well capitalized	339,797	10.00	305,966	10.00
Excess	156,532	4.61	182,582	5.97

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $68.3 million and $190.4 million, respectively, at December 31, 2014. Included in these commitments were $11.6 million of fixed-rate commitments at a weighted average rate of 4.20% and $247.1 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2014, of 3.65%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY.  At December 31, 2014, there were $499.1 million of letters of credit outstanding.   The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Trusts issued capital securities with a par value of $61.9 million in June and July 2007. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

During the year ended December 31, 2014, the Company announced it had entered into an agreement to lease approximately 90,000 square feet of space in Uniondale, New York to serve as the Company’s new corporate headquarters. Additionally, the Company intends to use a portion of the space to house a bank branch.  The total minimum rent due over the 12 year lease term is approximately $24.4 million.

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2015	$4,440
2016	4,513
2017	4,383
2018	4,448
2019	5,332
Thereafter	30,687
Total minimum payments required	$53,803

The leases have escalation clauses for operating expenses and real estate taxes. Rent expense under these leases for the years ended December 31, 2014, 2013 and 2012 was approximately $3.8 million, $3.7 million and $3.7 million, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

16. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2014, the largest amount the Bank could lend to one borrower was approximately $70.8 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $66.7 million, all of which were performing according to their terms.

17. Related Party Transactions

At December 31, 2014, one loan for $27,000 was outstanding to an executive officer of the Company. This loan was made in the ordinary course of business and was fully approved in accordance with all of the Company’s credit underwriting standards and was made at market rates of interest and other normal terms but with reduced origination fees. No such loans were made during 2014. The Company believes that such loans do not involve more than the normal risk of collectability or present other unfavorable features.

18. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2014, the Company carried financial assets and financial liabilities under the fair value option with fair values of $32.6 million and $28.8 million, respectively. The Company elected to measure at fair value, securities with a cost of $5.0 million that were purchased during the year ended December 31, 2014. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, the Company sold financial assets carried under the fair value option totaling $6.2 million and $8.1 million, respectively.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2014 and 2013, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, for the years ended December 31, 2014, 2013 and 2012:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended	For the year ended	For the year ended
Description	2014	2013	December 31, 2014	December 31, 2013	December 31, 2012
(Dollars in thousands)
Mortgage-backed securities	$4,678	$7,119	$75	$(725)	$(539)
Other securities	27,915	30,163	598	241	796
Borrowed funds	28,771	29,570	802	(5,651)	2,062
Net gain (loss) from fair value adjustments (1)			$1,475	$(6,135)	$2,319

(1)
The net gain (loss) from fair value adjustments presented in the above table does not include net gains and (losses) of ($4.0) million, $3.6 million and ($2.3) million from the change in fair value of derivative instruments during the years ended December 31, 2014, 2013 and 2012, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2014 and 2013. The fair value of borrowed funds includes accrued interest payable of $0.1 million at December 31, 2014 and 2013.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at December 31, 2014 and 2013.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2014 and 2013, Level 2 included mortgage related securities, corporate debt and interest rate caps/swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2014 and 2013, Level 3 included municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2014	2013	2014	2013	2014	2013	2014	2013

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$704,933	$756,156	$-	$-	$704,933	$756,156
Other securities	-	-	245,768	237,476	22,609	24,158	268,377	261,634
Interest rate swaps	-	-	84	2,081	-	-	84	2,081

Total assets	$-	$-	$950,785	$995,713	$22,609	$24,158	$973,394	$1,019,871

Liabilities:
Borrowings	$-	$-	$-	$-	$28,771	$29,570	$28,771	$29,570
Interest rate swaps	-	-	2,649	-	-	-	2,649	-

Total liabilities	$-	$-	$2,649	$-	$28,771	$29,570	$31,420	$29,570

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$9,223	$14,935	$29,570
Purchases	7,595	-	-
Principal repayments	(214)	-	-
Maturities	(1,085)	-	-
Sales	-	(11,133)	-
Net gain from fair value adjustment of financial assets	-	71	-
Net gain from fair value adjustment of financial liabilities	-	-	(801)
Increase in accrued interest payable	-	-	2
Change in unrealized gains included in other comprehensive income	-	3,217	-
Ending balance	$15,519	$7,090	$28,771

Changes in unrealized held at period end	$-	$3,217	$-

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

During the years ended December 31, 2014 and 2013, there were no transfers between Levels 1 and 2.

During the year ended December 31, 2014 there were no transfers between Level 3 and Level 2.

During the year ended December 31, 2013, transfers from Level 2 to Level 3 included one private issue trust preferred security for $6.1 million. This security was transferred due to illiquidity and reduced price transparency.

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of December 31, 2014:

December 31, 2014	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Municipals	$15,519	Discounted cash flows	Discount rate	0.2%	-	4.0%	(2.3%)

Trust Preferred Securities	$7,090	Discounted cash flows	Discount rate	7.0%	-	7.25%	(7.2%)

Liabilities:

Junior subordinated debentures	$28,771	Discounted cash flows	Discount rate		7.0%		(7.0%)

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2014	2013	2014	2013	2014	2013	2014	2013

Assets:
Loans held for sale	$-	$-	$-	$-	$-	$425	$-	$425
Impaired loans	-	-	-	-	22,174	23,544	22,174	23,544
Other real estate owned	-	-	-	-	6,326	2,985	6,326	2,985

Total assets	$-	$-	$-	$-	$28,500	$26,954	$28,500	$26,954

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of December 31, 2014:

December 31, 2014	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Impaired loans	$6,981	Income approach	Capitalization rate	7.3%	to	8.5%	(7.8%)
			Loss severity discount	0.5%	to	81.7%	(21.3%)

Impaired loans	$6,935	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-41.5%	to	40.0%	(-2.2%)
			Loss severity discount	1.8%	to	89.4%	(20.0%)

Impaired loans	$8,258	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-55.0%	to	25.0%	(-6.1%)
			Capitalization rate	5.8%	to	11.0%	(8.0%)
			Loss severity discount	0.9%	to	74.4%	(30.0%)

Other real estate owned	$4,768	Income approach	Capitalization rate	9.0%	to	12.0%	(9.1%)
			Loss severity discount	0.9%	to	4.9%	(1.0%)

Other real estate owned	$587	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-11.9%	to	15.0%	(-3.5%)
			Loss severity discount	0.0%	to	36.9%	(9.6%)

Other real estate owned	$971	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-25.0%	to	0.0%	(-8.9%)
			Capitalization rate	7.5%	to	8.0%	(7.7%)
			Loss severity discount	0.0%	to	6.2%	(3.0%)

The Company carries its Loans held for sale and OREO at the expected sales price less selling costs.

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2014 and 2013.

The estimated fair value of each material class of financial instruments at December 31, 2014 and 2013 and the related methods and assumptions used to estimate fair value are as follows:

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

At December 31, 2014 and 2013, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at December 31, 2014:

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$34,265	$34,265	$34,265	$-	$-
Mortgage-backed Securities	704,933	704,933	-	704,933	-
Other securities	268,377	268,377	-	245,768	22,609
Loans	3,810,373	3,871,087	-	-	3,871,087
FHLB-NY stock	46,924	46,924	-	46,924	-
Interest rate swaps	84	84	-	84	-
OREO	6,326	6,326	-	-	6,326

Total assets	$4,871,282	$4,931,996	$34,265	$997,709	$3,900,022

Liabilities:
Deposits	$3,508,598	$3,524,123	$2,202,775	$1,321,348	$-
Borrowings	1,056,492	1,070,428	-	1,041,657	28,771
Interest rate swaps	2,649	2,649	-	2,649	-

Total liabilities	$4,567,739	$4,597,200	$2,202,775	$2,365,654	$28,771

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

19. Derivative Financial Instruments

At December 31, 2014, the Company’s derivative financial instruments consisted of interest rate swaps and at December 31, 2013, the Company’s derivative financial instruments consisted of purchased options and interest rate swaps. The Company’s interest rate swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use interest rate swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

The purchased options, which expired during 2014, were used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities.

At December 31, 2014 and 2013 derivatives with a combined notional amount of $36.3 million and $118.0 million, respectively, were not designated as hedges. Derivatives with a combined notional amount of $14.5 million and $11.2 million were designated as fair value hedges at December 31, 2014 and 2013, respectively. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.  The portion of the change in the fair value of the derivative designated as a fair value hedge which is considered ineffective is reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2014:

	At or for the year ended December 31, 2014
	Notional Amount	Net Carrying Value (1)
	(In thousands)

Interest rate swaps (non-hedge)	$36,321	$(2,239)
Interest rate swaps (hedge)	4,131	84
Interest rate swaps (hedge)	10,340	(410)
Total derivatives	$50,792	$(2,565)

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2013:

	At or for the year ended December 31, 2013
	Notional Amount	Purchase Price	Net Carrying Value (1)
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$-
Interest rate swaps (non-hedge)	18,000	-	1,681
Interest rate swaps (hedge)	11,217	-	400
Total derivatives	$129,217	$9,035	$2,081

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition. There were no unrealized losses on derivative financial instruments at December 31, 2014 and 2013.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the year ended December 31,
(In thousands)	2014	2013	2012

Financial Derivatives:
Interest rate caps (non-hedge)	$-	$(18)	$(337)
Interest rate swaps (non-hedge)	(3,919)	3,603	(1,927)
Interest rate swaps (hedge)	(124)	29	-
Net Gain (loss) (1)	$(4,043)	$3,614	$(2,264)

(1)	Net gains (losses) are recorded as “Net gain (losses) from fair value adjustments” in the Consolidated Statements of Income.

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

In May 2014, the FASB issued ASU 2014-09 which provides new guidance that supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

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

21. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2014 and 2013 is presented below:

	2014				2013
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$49,171	$49,177	$49,569	$49,211	$50,294	$49,851	$50,295	$50,086
Interest expense	12,057	17,220	12,740	12,724	13,058	12,866	12,999	15,940
Net interest income	37,114	31,957	36,829	36,487	37,236	36,985	37,296	34,146
Provision (benefit) for loan losses	(3,192)	(618)	(1,092)	(1,119)	1,000	3,435	3,500	6,000
Other operating income	(576)	7,123	1,986	1,710	1,064	945	2,199	5,348
Other operating expense	21,685	21,437	20,624	22,093	18,894	19,050	20,213	22,419
Income before income tax expense	18,045	18,261	19,283	17,223	18,406	15,445	15,782	11,075
Income tax expense	6,988	7,060	7,598	6,927	6,458	6,024	6,155	4,319
Net income	$11,057	$11,201	$11,685	$10,296	$11,948	$9,421	$9,627	$6,756

Basic earnings per common share	$0.38	$0.38	$0.39	$0.34	$0.40	$0.32	$0.32	$0.22
Diluted earnings per common share	$0.38	$0.38	$0.39	$0.34	$0.40	$0.32	$0.32	$0.22
Dividends per common share	$0.15	$0.15	$0.15	$0.15	$0.13	$0.13	$0.13	$0.13

Average common shares outstanding for:
Basic earnings per share	29,343	29,772	30,059	29,984	29,762	29,773	30,213	30,449
Diluted earnings per share	29,366	29,796	30,090	30,022	29,802	29,805	30,235	30,481

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

The condensed financial statements for the Holding Company are presented below:

Condensed Statements of Financial Condition	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Assets:
Cash and due from banks	$7,749	$16,525
Securities available for sale:
Other securities ($864 and $2,562 at fair value pursuant to the fair value option at December 31, 2014 and 2013, respectively)	1,156	2,849
Interest receivable	4	4
Investment in subsidiaries	482,996	449,580
Goodwill	2,185	2,185
Other assets	4,402	4,354
Total assets	$498,492	$475,497

Liabilities:
Borrowings (at fair value pursuant to the fair value option at December 31, 2014 and 2013)	$28,770	$29,570
Other liabilities	13,475	13,395
Total liabilities	42,245	42,965

Stockholders' Equity:
Preferred stock	-	-
Common stock	315	315
Additional paid-in capital	206,437	201,902
Treasury stock, at average cost (2,126,772 shares and 1,407,343 at December 31, 2014 and 2013, respectively)	(37,221)	(22,053)
Retained earnings	289,623	263,743
Accumulated other comprehensive loss, net of taxes	(2,907)	(11,375)
Total equity	456,247	432,532

Total liabilities and equity	$498,492	$475,497

	For the years ended December 31,
Condensed Statements of Income	2014	2013	2012
	(In thousands)
Dividends from the Bank	$20,000	$20,000	$20,000
Interest income	512	590	694
Interest expense	(1,039)	(1,066)	(2,957)
Gain on sale of securities	-	17	-
Net gain (loss) from fair value adjustments	779	(5,475)	1,991
Other operating expenses	(786)	(621)	(730)
Income before taxes and equity in undistributed earnings of subsidiary	19,466	13,445	18,998
Income tax benefit	668	2,857	498
Income before equity in undistributed earnings of subsidiary	20,134	16,302	19,496
Equity in undistributed earnings of the Bank	24,105	21,450	14,835
Net income	$44,239	$37,752	$34,331

	For the years ended December 31,
Condensed Statements of Cash Flows	2014	2013	2012
	(In thousands)
Operating activities:
Net income	$44,239	$37,752	$34,331
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(24,105)	(21,450)	(14,835)
Net gain on sale of securities	-	(17)	-
Deferred income tax (benefit) provision	17	(2,348)	858
Fair value adjustments for financial assets and financial liabilities	(779)	5,475	(1,991)
Stock based compensation expense	4,246	3,068	3,105
Net change in operating assets and liabilities	2,088	1,746	1,287
Net cash provided by operating activities	25,706	24,226	22,755

Investing activities:
Purchases of securities available for sale	(22)	(23)	(29)
Proceeds from sales and calls of securities available for sale	1,699	517	-
Net cash provided by (used in) investing activities	1,677	494	(29)

Financing activities:
Purchase of treasury stock	(18,872)	(14,151)	(5,622)
Cash dividends paid	(17,852)	(15,618)	(15,817)
Stock options exercised	565	533	956
Net cash used in financing activities	(36,159)	(29,236)	(20,483)

Net (decrease) increase in cash and cash equivalents	(8,776)	(4,516)	2,243
Cash and cash equivalents, beginning of year	16,525	21,041	18,798
Cash and cash equivalents, end of year	$7,749	$16,525	$21,041

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flushing Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flushing Financial Corporation

We have audited the internal control over financial reporting of Flushing Financial Corporation (a Delaware corporation) and subsidiaries (the "Company")  as of December 31, 2014, based on criteria established in the 2013  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 16, 2015

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on those criteria issued by COSO.

Grant Thornton LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in its report which appears on page 149.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2015 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)   1.      Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2014 and 2013

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2014

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2014

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

2.      Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.       Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (10)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (19)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (13)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (23)
3.7	Certificate of Designation relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series B (14)
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

10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (20)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (20)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (20)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (20)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (20)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (20)
10.7*	Flushing Bank Specified Officer Change in Control Severance Policy (16)
10.8*	Amended and Restated Employee Severance Compensation Plan of Flushing Bank (4)
10.9*	Amended and Restated Outside Director Retirement Plan (11)
10.10*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.11*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (filed herewith)
10.12	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.13	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.14*	Employee Benefit Trust Agreement (1)
10.15*	Amendment to the Employee Benefit Trust Agreement (3)
10.16*	Loan Document for Employee Benefit Trust (1)
10.17*	Guarantee by Flushing Financial Corporation (1)
10.18*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.19*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.20*	Description of Outside Director Fee Arrangements (15)
10.21*	Form of Outside Director Restricted Stock Award Letter (9)
10.22*	Form of Outside Director Restricted Stock Unit Award Letter (19)
10.23*	Form of Outside Director Stock Option Grant Letter (9)
10.24*	Form of Employee Restricted Stock Award Letter (9)
10.25*	Form of Employee Restricted Stock Unit Award Letter (22)
10.26*	Form of Employee Stock Option Award Letter (9)
10.27*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (17)
10.28	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (18)
10.29*	Annual Incentive Plan for Executives and Senior Officers (19)

10.30	Form of Amendment to Employee Stock Option Award Letter (21)
10.31	Form of Amendment to Director Stock Option Award Letter (21)
10.32	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (23)
10.33	Flushing Financial Corporation 2014 Omnibus Incentive Plan (23)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*Indicates compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.
(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.
(13)	Incorporated by reference to Exhibit filed with Form 8-K filed September 26, 2006.
(14)	Incorporated by reference to Exhibits filed with Form 8-K filed December 23, 2008.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2008.
(16)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2011.
(17)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(18)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(20)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(21)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2012.
(22)	Incorporated by reference to Exhibits filed with Form 10-k for the year ended December 31, 2013.
(23)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 16, 2015.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 3, 2015
John R. Buran

/S/JOHN E. ROE, SR.	Director, Chairman	March 3, 2015
John E. Roe, Sr.

/S/DAVID FRY	Treasurer (Principal Financial and Accounting Officer)	March 3, 2015
David Fry

/S/ JAMES D. BENNETT	Director	March 3, 2015
James D. Bennett

/S/STEVEN J. D'IORIO	Director	March 3, 2015
Steven J. D'Iorio

/S/LOUIS C. GRASSI	Director	March 3, 2015
Louis C. Grassi

/S/SAM S. HAN	Director	March 3, 2015
Sam S. Han

/S/MICHAEL J. HEGARTY	Director	March 3, 2015
Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 3, 2015
John J. McCabe

/S/ALFRED A. DELLIBOVI	Director	March 3, 2015
Alfred A. DelliBovi

/S/DONNA M. O'BRIEN	Director	March 3, 2015
Donna M. O'Brien

/S/MICHAEL J. RUSSO	Director	March 3, 2015
Michael J. Russo

/S/THOMAS S. GULOTTA	Director	March 3, 2015
Thomas S. Gulotta