Form 10-Q
period 2015-03-31
FLUSHING FINANCIAL CORP
filed 2015-05-11
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number 001-33013

FLUSHING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

11-3209278
(I.R.S. Employer Identification No.)

220 RXR Plaza, Uniondale, New York 11556
(Address of principal executive offices)

(718) 961-5400
(Registrant's telephone number, including area code)

1979 Marcus Avenue, Suite E140, Lake Success, New York 11042
(Former address of Principal executive offices)

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2015 was 29,408,584.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
Item 1.    Financial Statements

(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$21,104	$34,265
Securities available for sale:
Mortgage-backed securities (including assets pledged of $470,116 and $464,626 at March 31, 2015 and December 31, 2014, respectively; $4,458 and $4,678 at fair value pursuant to the fair value option at March 31, 2015 and December 31, 2014, respectively)	717,729	704,933
Other securities (including assets pledged of $69,372 and $57,562 at March 31, 2015 and December 31, 2014, respectively; $28,170 and $27,915 at fair value pursuant to the fair value option at March 31, 2015 and December 31, 2014, respectively)	289,955	268,377
Loans:
Multi-family residential	2,013,249	1,923,460
Commercial real estate	687,823	621,569
One-to-four family ― mixed-use property	573,927	573,779
One-to-four family ― residential	190,366	187,572
Co-operative apartments	9,413	9,835
Construction	2,828	5,286
Small Business Administration	8,005	7,134
Taxi medallion	21,346	22,519
Commercial business and other	477,823	447,500
Net unamortized premiums and unearned loan fees	13,274	11,719
Allowance for loan losses	(24,091)	(25,096)
Net loans	3,973,963	3,785,277
Interest and dividends receivable	17,263	17,251
Bank premises and equipment, net	30,167	21,868
Federal Home Loan Bank of New York stock	50,488	46,924
Bank owned life insurance	113,373	112,656
Goodwill	16,127	16,127
Other assets	40,326	69,335
Total assets	$5,270,495	$5,077,013

LIABILITIES
Due to depositors:
Non-interest bearing	$250,084	$255,834
Interest-bearing:
Certificate of deposit accounts	1,292,721	1,305,823
Savings accounts	269,610	261,942
Money market accounts	301,587	290,263
NOW accounts	1,438,239	1,359,057
Total interest-bearing deposits	3,302,157	3,217,085
Mortgagors' escrow deposits	53,901	35,679
Borrowed funds ($28,244 and $28,771 at fair value pursuant to the fair value option at March 31, 2015 and December 31, 2014, respectively)	1,019,291	940,492
Securities sold under agreements to repurchase	116,000	116,000
Other liabilities	63,176	55,676
Total liabilities	4,804,609	4,620,766

Commitments and contingencies (Notes 4 & 5)

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2015 and December 31, 2014; 29,407,259 shares and 29,403,823 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	315	315
Additional paid-in capital	208,368	206,437
Treasury stock, at average cost (2,123,336 shares and 2,126,772 shares at March 31, 2015 and December 31, 2014, respectively)	(37,521)	(37,221)
Retained earnings	293,131	289,623
Accumulated other comprehensive income (loss), net of taxes	1,593	(2,907)
Total stockholders' equity	465,886	456,247

Total liabilities and stockholders' equity	$5,270,495	$5,077,013

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2015	2014

Interest and dividend income
Interest and fees on loans	$43,534	$42,120
Interest and dividends on securities:
Interest	5,870	6,875
Dividends	118	189
Other interest income	21	27
Total interest and dividend income	49,543	49,211

Interest expense
Deposits	7,458	7,718
Other interest expense	4,531	5,006
Total interest expense	11,989	12,724

Net interest income	37,554	36,487
Provision (benefit) for loan losses	(734)	(1,119)
Net interest income after provision (benefit) for loan losses	38,288	37,606

Non-interest income
Banking services fee income	884	709
Net gain on sale of loans	2	-
Net loss from fair value adjustments	(595)	(644)
Federal Home Loan Bank of New York stock dividends	518	551
Bank owned life insurance	717	776
Other income	404	318
Total non-interest income	1,930	1,710

Non-interest expense
Salaries and employee benefits	14,666	12,578
Occupancy and equipment	2,713	2,035
Professional services	1,779	1,210
FDIC deposit insurance	749	697
Data processing	1,075	1,068
Depreciation and amortization	668	715
Other real estate owned/foreclosure expense	520	256
Other operating expenses	3,769	3,534
Total non-interest expense	25,939	22,093

Income before income taxes	14,279	17,223

Provision for income taxes
Federal	4,252	4,758
State and local	1,294	2,169
Total taxes	5,546	6,927

Net income	$8,733	$10,296

Basic earnings per common share	$0.30	$0.34
Diluted earnings per common share	$0.30	$0.34
Dividends per common share	$0.16	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2015	2014

Comprehensive Income, net of tax
Net income	$8,733	$10,296
Amortization of actuarial losses	174	63
Amortization of prior service credits	(6)	(3)
Net unrealized gains on securities	4,332	5,360
Comprehensive income	$13,233	$15,716

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,733	$10,296
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(734)	(1,119)
Depreciation and amortization of bank premises and equipment	668	715
Amortization of premium, net of accretion of discount	2,143	1,821
Net loss from fair value adjustments	595	644
Net gain from sale of loans	(2)	-
Income from bank owned life insurance	(717)	(776)
Stock-based compensation expense	2,778	2,581
Deferred compensation	(1,392)	(1,192)
Excess tax benefit from stock-based payment arrangements	(318)	(675)
Deferred income tax provision	1,925	2,925
Decrease in other liabilities	(4,403)	(2,748)
Decrease in other assets	3,336	1,917
Net cash provided by operating activities	12,612	14,389

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(5,229)	(342)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	(3,564)	1,327
Purchases of securities available for sale	(48,962)	(48,277)
Proceeds from sales and calls of securities	-	1,871
Proceeds from maturities and prepayments of securities available for sale	31,019	20,715
Net (originations) and repayment of loans	(59,071)	(57,488)
Purchases of loans	(111,296)	(11,649)
Proceeds from sale of real estate owned	1,594	1,062
Proceeds from sale of delinquent loans	1,522	5,424
Net cash used in investing activities	(193,987)	(87,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	(5,750)	3,604
Net increase in interest-bearing deposits	84,816	98,091
Net increase in mortgagors' escrow deposits	18,222	16,072
Net proceeds (repayments) from short-term borrowed funds	41,500	(29,500)
Proceeds from long-term borrowings	47,706	-
Repayment of long-term borrowings	(10,000)	-
Purchases of treasury stock	(3,876)	(1,659)
Excess tax benefit from stock-based payment arrangements	318	675
Proceeds from issuance of common stock upon exercise of stock options	-	343
Cash dividends paid	(4,722)	(4,513)
Net cash provided by financing activities	168,214	83,113

Net increase (decrease) in cash and cash equivalents	(13,161)	10,145
Cash and cash equivalents, beginning of period	34,265	33,485
Cash and cash equivalents, end of period	$21,104	$43,630

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$11,948	$12,646
Income taxes paid	1,596	4,680
Taxes paid if excess tax benefits were not tax deductible	1,914	5,355
Non-cash activities:
Securities purchased not yet settled	9,877	1,000
Loans transferred to Other Real Estate Owned	483	115
Loans provided for the sale of Other Real Estate Owned	175	308

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$206,437	$201,902
Award of common shares released from Employee Benefit Trust (136,114 and 126,650 common shares for the three months ended March 31, 2015 and 2014, respectively)	1,917	1,929
Shares issued upon vesting of restricted stock unit awards (59,532 and 1,000 common shares for the three months ended March 31, 2015 and 2014, respectively)	160	3
Issuance upon exercise of stock options (1,100 and 50,215 common shares for the three months ended March 31, 2015 and 2014, respectively)	1	122
Stock-based compensation activity, net	(465)	(26)
Stock-based income tax benefit	318	675
Balance, end of period	$208,368	$204,605
Treasury Stock
Balance, beginning of period	$(37,221)	$(22,053)
Purchases of outstanding shares (142,315 and 28,120 common shares for the three months ended March 31, 2015 and 2014, respectively)	(2,766)	(556)
Shares issued upon vesting of restricted stock unit awards (204,110 and 183,864 common shares for the three months ended March 31, 2015 and 2014, respectively)	3,577	2,897
Issuance upon exercise of stock options (1,100 and 50,215 common shares for the three months ended March 31, 2015 and 2014, respectively)	19	797
Purchases of shares to fund options exercised (998 and 23,003 common shares for the three months ended March 31, 2015 and 2014, respectively)	(20)	(478)
Repurchase of shares to satisfy tax obligations (58,461 and 53,504 common shares for the three months ended March 31, 2015 and 2014, respectively)	(1,110)	(1,103)
Balance, end of period	$(37,521)	$(20,496)
Retained Earnings
Balance, beginning of period	$289,623	$263,743
Net income	8,733	10,296
Cash dividends declared and paid on common shares ($0.16 and $0.15 per common share for the three months ended March 31, 2015 and 2014, respectively)	(4,722)	(4,513)
Issuance upon exercise of stock options (7,140 common shares for the three months ended March 31, 2014)	-	(44)
Shares issued upon vesting of restricted stock unit awards (144,578 and 182,864 common shares for the three months ended March 31, 2015 and 2014, respectively)	(503)	(389)
Balance, end of period	$293,131	$269,093
Accumulated Other Comprehensive Income (loss)
Balance, beginning of period	$(2,907)	$(11,375)
Change in net unrealized gains on securities available for sale, net of taxes of approximately ($3,293) and ($4,237) for the three months ended March 31, 2015 and 2014, respectively	4,332	5,360
Amortization of actuarial losses, net of taxes of approximately ($133) and ($112) for the three months ended March 31, 2015 and 2014, respectively	174	63
Amortization of prior service credits, net of taxes of approximately $5 and $8 for the three months ended March 31, 2015 and 2014, respectively)	(6)	(3)
Balance, end of period	$1,593	$(5,955)

Total Stockholders' Equity	$465,886	$447,562

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
(In thousands, except per share data)	2015	2014

Net income, as reported	$8,733	$10,296
Divided by:
Weighted average common shares outstanding	29,397	29,984
Weighted average common stock equivalents	22	38
Total weighted average common shares outstanding and common stock equivalents	29,419	30,022

Basic earnings per common share	$0.30	$0.34
Diluted earnings per common share (1)	$0.30	$0.34
Dividend payout ratio	53.3%	44.1%

(1)	For the three months ended March 31, 2015 and 2014, there were no stock options that were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three months ended March 31, 2015 and December 31, 2014. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$95,785	$95,750	$939	$974
Municipals	144,152	148,377	4,258	33
Mutual funds	21,278	21,278	-	-
Other	24,550	24,550	2	2
Total other securities	285,765	289,955	5,199	1,009
REMIC and CMO	514,592	521,312	8,857	2,137
GNMA	13,359	13,733	455	81
FNMA	166,451	168,556	2,786	681
FHLMC	13,912	14,128	216	-
Total mortgage-backed securities	708,314	717,729	12,314	2,899
Total securities available for sale	$994,079	$1,007,684	$17,513	$3,908

 Mortgage-backed securities shown in the table above include three private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market value of $12.4 million at March 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities had been in a continuous unrealized loss position at March 31, 2015:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$49,026	$974	$19,389	$611	$29,637	$363
Municipals	5,268	33	5,268	33	-	-
Other	298	2	-	-	298	2
Total other securities	54,592	1,009	24,657	644	29,935	365
REMIC and CMO	158,838	2,137	55,749	134	103,089	2,003
GNMA	8,099	81	8,099	81	-	-
FNMA	62,834	681	29,897	179	32,937	502
Total mortgage-backed securities	229,771	2,899	93,745	394	136,026	2,505
Total securities available for sale	$284,363	$3,908	$118,402	$1,038	$165,961	$2,870

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

The Company reviewed each investment that had an unrealized loss at March 31, 2015. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

Corporate:
The unrealized losses in Corporate securities at March 31, 2015 consist of losses on six Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Municipal Securities:
The unrealized losses in Municipal securities at March 31, 2015, consist of losses on two municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Other Securities:
The unrealized losses in Other Securities at March 31, 2015, consist of a loss on one single issuer trust preferred security. The unrealized losses on this security were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. This security is currently rated below investment grade. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell this security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this investment to be other-than-temporarily impaired at March 31, 2015.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at March 31, 2015 consist of six issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 10 issues from the Federal National Mortgage Association (“FNMA”), six issues from Government National Mortgage Association (“GNMA”) and one private issue CMO collateralized by commercial real estate mortgages.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA, GNMA and the one private issue were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2015.

GNMA:
The unrealized losses in GNMA securities at March 31, 2015 consist of a loss on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at March 31, 2015.

FNMA:
The unrealized losses in FNMA securities at March 31, 2015 consist of losses on nine securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the periods indicated:

	For the three months ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$-	$3,738
Recognition of actual losses	-	-
OTTI charges due to credit loss recorded in earnings	-	-
Securities sold during the period	-	-
Securities where there is an intent to sell or requirement to sell	-	-
Ending balance	$-	$3,738

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at March 31, 2015, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$37,469	$37,706
Due after one year through five years	26,104	26,768
Due after five years through ten years	79,662	79,130
Due after ten years	142,530	146,351
Total other securities	285,765	289,955
Mortgage-backed securities	708,314	717,729
Total securities available for sale	$994,079	$1,007,684

We did not sell any securities during the three months ended March 31, 2015 and 2014.

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

Mortgage-backed securities shown in the table above include three private issue CMOs that are collateralized by commercial real estate mortgages with an amortized cost and market value of $12.4 million at December 31, 2014.

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

5. Loans

Loans are reported at their principal outstanding balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Subsequent cash payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Subsequent cash payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur. Loan fees and certain loan origination costs are deferred. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income in the period they are collected.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.  The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s  lenders, collection policies and experience, internal loan review function and other external factors.  The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards.  Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired loans. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals are obtained and/or updated internal evaluations are prepared as soon as practical, and before the loan becomes 90 days delinquent. The loan balances of collateral dependent impaired loans are compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off.  The 85% is based on the actual net proceeds the Bank has received from the sale of other real estate owned (“OREO”) as a percentage of OREO’s appraised value.

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

As of March 31, 2015, we utilized recent third party appraisals of the collateral to measure impairment for $31.0 million, or 66.4%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $15.7 million, or 33.6%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At March 31, 2015, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following table shows loans modified and classified as TDR during the period indicated:

	For the three months ended March 31, 2015
(Dollars in thousands)	Number	Balance	Modification description
Small Business Administration	1	$41	Received a below market interest rate and the loan amortization was extended
Total	1	$41

The Bank did not modify and classify any loans as TDR during the three months ended March 31, 2014.

The recorded investment of the loan modified and classified to a TDR, presented in the table above, was unchanged as there was no principal forgiven in this modification.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,669	10	$3,034
Commercial real estate	3	2,364	3	2,373
One-to-four family - mixed-use property	7	2,369	7	2,381
One-to-four family - residential	1	351	1	354
Small business administration	1	41	-	-
Commercial business and other	4	2,208	4	2,249
Total performing troubled debt restructured	25	$10,002	25	$10,391

During the three months ended March 31, 2015 one TDR loan of $0.4 million was transferred to non-performing status, which resulted in this loan being included in non-performing loans.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$359	-	$-
Commercial real estate	-	-	1	2,252
One-to-four family - mixed use property	1	188	1	187
Total troubled debt restructurings that subsequently defaulted	2	$547	2	$2,439

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	March 31, 2015	December 31, 2014
Loans ninety days or more past due and still accruing:
Multi-family residential	$-	$676
Commercial real estate	753	820
One-to-four family - mixed-use property	195	405
One-to-four family - residential	13	14
Commercial Business and other	1,932	386
Total	2,893	2,301

Non-accrual mortgage loans:
Multi-family residential	6,902	6,878
Commercial real estate	3,021	5,689
One-to-four family - mixed-use property	7,224	6,936
One-to-four family - residential	11,212	11,244
Total	28,359	30,747

Non-accrual non-mortgage loans:
Small business administration	232	-
Commercial business and other	1,035	1,143
Total	1,267	1,143
Total non-accrual loans	29,626	31,890
Total non-accrual loans and loans ninety days or more past due and still accruing	$32,519	$34,191

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended March 31,
	2015	2014
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$691	$1,067
Less: Interest income included in the results of operations	148	155
Total foregone interest	$543	$912

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an age analysis of our recorded investment in loans at March 31, 2015:

(in thousands)	30 - 59 Days ast Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Multi-family residential	$8,595	$-	$6,903	$15,498	$1,997,751	$2,013,249
Commercial real estate	3,202	-	3,774	6,976	680,847	687,823
One-to-four family - mixed-use property	10,522	-	7,418	17,940	555,987	573,927
One-to-four family - residential	1,694	175	11,022	12,891	177,475	190,366
Co-operative apartments	-	-	-	-	9,413	9,413
Construction loans	-	-	-	-	2,828	2,828
Small Business Administration	56	93	232	381	7,624	8,005
Taxi medallion	-	-	-	-	21,346	21,346
Commercial business and other	4	-	2,688	2,692	475,131	477,823
Total	$24,073	$268	$32,037	$56,378	$3,928,402	$3,984,780

The following table shows an age analysis of our recorded investment in loans at December 31, 2014:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Multi-family residential	$7,721	$1,729	$7,554	$17,004	$1,906,456	$1,923,460
Commercial real estate	2,171	1,344	6,510	10,025	611,544	621,569
One-to-four family - mixed-use property	10,408	1,154	7,341	18,903	554,876	573,779
One-to-four family - residential	1,751	2,244	11,051	15,046	172,526	187,572
Co-operative apartments	-	-	-	-	9,835	9,835
Construction loans	3,000	-	-	3,000	2,286	5,286
Small Business Administration	90	-	-	90	7,044	7,134
Taxi medallion	-	-	-	-	22,519	22,519
Commercial business and other	6	1,585	740	2,331	445,169	447,500
Total	$25,147	$8,056	$33,196	$66,399	$3,732,255	$3,798,654

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2015:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096
Charge-offs	(97)	(18)	(78)	(153)	-	-	-	-	(51)	(397)
Recoveries	23	72	3	-	-	-	20	-	8	126
Provision (Benefit)	(124)	(354)	(336)	(72)	-	(19)	(33)	-	204	(734)
Ending balance	$8,629	$3,902	$5,429	$1,465	$-	$23	$266	$11	$4,366	$24,091
Ending balance: individually evaluated for impairment	$267	$19	$566	$54	$-	$-	$-	$-	$139	$1,045
Ending balance: collectively evaluated for impairment	$8,362	$3,883	$4,863	$1,411	$-	$23	$266	$11	$4,227	$23,046

Financing Receivables:
Ending Balance	$2,013,249	$687,823	$573,927	$190,366	$9,413	$2,828	$8,005	$21,346	$477,823	$3,984,780
Ending balance: individually evaluated for impairment	$13,743	$6,575	$14,548	$13,954	$-	$-	$359	$-	$8,848	$58,027
Ending balance: collectively evaluated for impairment	$1,999,506	$681,248	$559,379	$176,412	$9,413	$2,828	$7,646	$21,346	$468,975	$3,926,753

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-offs	(605)	(47)	(83)	(42)	-	-	-	-	(124)	(901)
Recoveries	7	382	40	68	7	-	10	-	-	514
Provision (Benefit)	(383)	85	857	(161)	(111)	(404)	(77)	14	(939)	(1,119)
Ending balance	$11,103	$5,379	$7,142	$1,944	$-	$40	$391	$14	$4,257	$30,270
Ending balance: individually evaluated for impairment	$304	$210	$617	$57	$-	$9	$-	$-	$218	$1,415
Ending balance: collectively evaluated for impairment	$10,799	$5,169	$6,525	$1,887	$-	$31	$391	$14	$4,039	$28,855
Financing Receivables:
Ending Balance	$1,722,764	$509,728	$587,482	$194,611	$9,974	$4,859	$7,628	$24,127	$427,406	$3,488,579
Ending balance: individually evaluated for impairment	$20,898	$19,558	$16,060	$13,941	$-	$1,316	$-	$-	$10,155	$81,928
Ending balance: collectively evaluated for impairment	$1,701,866	$490,170	$571,422	$180,670	$9,974	$3,543	$7,628	$24,127	$417,251	$3,406,651

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance, allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the three month period ended March 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$11,329	$12,423	$-	$10,905	$56
Commercial real estate	6,033	6,173	-	6,567	39
One-to-four family mixed-use property	11,471	12,668	-	11,749	57
One-to-four family residential	13,603	16,523	-	13,210	25
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	318	318	-	159	1
Taxi Medallion	-	-	-	-	-
Commercial Business and other	6,242	6,612	-	4,511	69
Total loans with no related allowance recorded	48,996	54,717	-	47,101	247
With an allowance recorded:
Mortgage loans:
Multi-family residential	2,414	2,414	267	2,597	32
Commercial real estate	542	542	19	1,458	7
One-to-four family mixed-use property	3,077	3,077	566	3,085	42
One-to-four family residential	351	351	54	353	4
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	41	41	-	21	1
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,606	2,606	139	2,660	35
Total loans with an allowance recorded	9,031	9,031	1,045	10,174	121
Total Impaired Loans:
Total mortgage loans	$48,820	$54,171	$906	$49,924	$262
Total non-mortgage loans	$9,207	$9,577	$139	$7,351	$106

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance, allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the year ended December 31, 2014:

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at March 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$3,492	$11,076	$-	$-	$14,568
Commercial real estate	3,426	4,211	-	-	7,637
One-to-four family - mixed-use property	4,455	12,179	-	-	16,634
One-to-four family - residential	1,560	12,984	-	-	14,544
Co-operative apartments	-	618	-	-	618
Construction loans	-	-	-	-	-
Small Business Administration	294	222	-	-	516
Commercial business and other	1,293	7,164	-	-	8,457
Total loans	$14,520	$48,454	$-	$-	$62,974

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	$23,496	$46,660	$-	$-	$70,156

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the three months ended March 31
(In thousands)	2015	2014
Balance, beginning of period	$25,096	$31,776
Benefit for loan losses	(734)	(1,119)
Charge-off's	(397)	(901)
Recoveries	126	514
Balance, end of period	$24,091	$30,270

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Multi-family residential	$74	$598
Commercial real estate	(54)	(335)
One-to-four family – mixed-use property	75	43
One-to-four family – residential	153	(26)
Co-operative apartments	-	(7)
Construction	-	-
Small Business Administration	(20)	(10)
Commercial business and other	43	124
Total net loan charge-offs	$271	$387

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $62.7 million and $174.5 million, respectively, at March 31, 2015.

6.           Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2015 and December 31, 2014, the Bank did not have any loans held for sale.

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

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended March 31, 2015
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	2	$836	$-	$2
One-to-four family - mixed-use property	3	686	-	-
Total	5	$1,522	$-	$2

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended March 31, 2014
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)
Multi-family residential	4	$1,738	$(146)	$-
Commercial real estate	2	1,617	295	-
One-to-four family - mixed-use property	6	2,069	38	-
Total	12	$5,424	$187	$-

7. Other Real Estate Owned

The following are changes in OREO during the periods indicated:

	For the three months ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$6,326	$2,985
Acquisitions	483	115
Write-down of carrying value	-	(54)
Sales	(1,557)	(1,346)
Balance at end of period	$5,252	$1,700

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended March 31,
	2015	2014
	(In thousands)
Gross gains	$216	$54
Gross losses	(6)	(30)
Write-down of carrying value	-	(54)
Total net (loss) gain	$210	$(30)

We may obtain physical possession of residential real estate collaterizing a consumer mortgage loan via foreclosure on an in-substance repossession.  During the three months ended March 31, 2015, we did not foreclosure on any consumer mortgages through in-substance repossession.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.           Stock-Based Compensation

For the three months ended March 31, 2015 and 2014, the Company’s net income, as reported, includes $2.8 million and $2.6 million, respectively, of stock-based compensation costs and $1.1 million and $1.0 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended March 31, 2015 and 2014, the Company granted 314,520 and 264,095 restricted stock units, respectively.  There were no stock options granted during the three months ended March 31, 2015 and 2014.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (the “Prior Plans”). At March 31, 2015, there were 783,080 shares available for delivery in connection with awards under the 2014 Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate at or for the three months ended March 31, 2015:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	373,154	$16.75
Granted	314,520	19.10
Vested	(218,220)	17.30
Forfeited	(2,900)	17.53
Non-vested at March 31, 2015	466,554	$18.07
Vested but unissued at March 31, 2015	247,946	$18.14

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2015, there was $7.5 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.7 years.  The total fair value of awards vested for the three months ended March 31, 2015 and 2014 were $4.1 million.  The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting and settlement dates. As of March 31, 2015, there is no remaining unrecognized compensation cost related to stock options granted.

The following table summarizes certain information regarding the stock option awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the three months ended March 31, 2015:

	Shares	Weighted- Average Exercise Price	WeightedAverage Contractual Remaining Term	Aggregate Intrinsic Value $(000) *
Outstanding at December 31, 2014	154,915	$15.19
Granted	-	-
Exercised	(1,100)	17.88
Forfeited	-	-
Outstanding at March 31, 2015	153,815	$15.17	3.0	$754

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three months ended March 31, 2015 and 2014 are provided in the following table:

	For the three months ended March 31,
(In thousands)	2015	2014
Proceeds from stock options exercised	$-	$343
Fair value of shares received upon exercised of stock options	20	478
Tax benefit related to stock options exercised	1	69
Intrinsic value of stock options exercised	2	212

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President II and above and completed one year of service.  However, all Senior Vice Presidents level III and Vice Presidents who were participants on January 31, 2015 remain eligible to participate in the phantom stock plan.  Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2015:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2014	67,113	$20.27
Granted	11,156	19.16
Forfeited	-	-
Distributions	(395)	19.51
Outstanding at March 31, 2015	77,874	$20.07
Vested at March 31, 2015	77,501	$20.07

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $9,000 and $42,000 for the three months ended March 31, 2015 and 2014, respectively. The total fair value of the distributions from the Phantom Stock Plan was $8,000 and $6,000 for the three months ended March 31, 2015 and 2014, respectively.

9.           Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,
(In thousands)	2015	2014
Employee Pension Plan:
Interest cost	$221	$223
Amortization of unrecognized loss	291	190
Expected return on plan assets	(350)	(336)
Net employee pension expense	$162	$77
Outside Director Pension Plan:
Service cost	$11	$13
Interest cost	24	29
Amortization of unrecognized gain	(14)	(15)
Amortization of past service liability	10	10
Net outside director pension expense	$31	$37
Other Postretirement Benefit Plans:
Service cost	$95	$90
Interest cost	75	63
Amortization of unrecognized loss	30	-
Amortization of past service liability	(21)	(21)
Net other postretirement expense	$179	$132

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2014 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other post retirement benefit plans (the “Other Postretirement Benefit Plans”), respectively,  during the year ending December 31, 2015.  The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2015, the Company has contributed $40,000 to the Outside Director Pension Plan and $23,000 to the Other Postretirement Benefit Plans. As of March 31, 2015, the Company has not revised its expected contributions for the year ending December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

10.           Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2015, the Company carried financial assets and financial liabilities under the fair value option with fair values of $32.6 million and $28.2 million, respectively. At December 31, 2014, the Company carried financial assets and financial liabilities under the fair value option with fair values of $32.6 million and $28.8 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three months ended March 31, 2015. The Company elected to measure at fair value securities with a cost of $5.0 million that were purchased during the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company sold financial assets carried under the fair value option totaling $1.9 million.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(In thousands)	2015	2014	March 31, 2015	March 31, 2014
Mortgage-backed securities	$4,458	$4,678	$(8)	$48
Other securities	28,170	27,915	197	325
Borrowed funds	28,244	28,771	524	25
Net gain from fair value adjustments (1)			$713	$398

(1)
The net gain from fair value adjustments presented in the above table does not include net losses of $1.3 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2015 and December 31, 2014. The fair value of borrowed funds includes accrued interest payable of $0.1 million at March 31, 2015 and December 31, 2014.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at March 31, 2015 and December 31, 2014.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2015 and December 31, 2014, Level 2 included mortgage related securities, corporate debt, certain municipal securities, mutual funds and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2015 and December 31, 2014, Level 3 included certain municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at March 31, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)

Assets:
Mortgage-backed
Securities	$-	$-	$717,729	$704,933	$-	$-	$717,729	$704,933
Other securities	-	-	268,302	245,768	21,653	22,609	289,955	268,377
Interest rate swaps	-	-	6	84	-	-	6	84
Total assets	$-	$-	$986,037	$950,785	$21,653	$22,609	$1,007,690	$973,394

Liabilities:
Borrowings	$-	$-	$-	$-	$28,244	$28,771	$28,244	$28,771
Interest rate swaps	-	-	4,118	2,649	-	-	4,118	2,649
Total liabilities	$-	$-	$4,118	$2,649	$28,244	$28,771	$32,362	$31,420

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended March 31, 2015
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$15,519	$7,090	$28,771
Purchases	1,000	-	-
Principal repayments	(55)	-	-
Maturities	(2,000)	-	-
Net gain from fair value adjustment of financial assets	-	94	-
Net gain from fair value adjustment of financial liabilities	-	-	(524)
Decrease in accrued interest payable	-	-	(3)
Change in unrealized gains included in other comprehensive income	-	5	-
Ending balance	$14,464	$7,189	$28,244
Changes in unrealized held at period end	$-	$5	$-

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended March 31, 2014
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

During the three months ended March 31, 2015 and 2014, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of March 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Municipals	$14,464	Discounted cash flows	Discount rate	0.4%	-	4.0%	(2.5%)

Trust Preferred Securities	$7,189	Discounted cash flows	Discount rate	7.0%	-	7.1%	(7.1%)

Liabilities:

Junior subordinated debentures	$28,244	Discounted cash flows	Discount rate		7.0%		(7.0%)

The significant unobservable input used in the fair value measurement of the Company’s municipal securities valued under Level 3 is the securities’ effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable input used in the fair value measurement of the Company’s trust preferred securities valued under Level 3 is the securities’ effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable input used in the fair value measurement of the Company’s junior subordinated debentures under Level 3 is effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

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

The significant unobservable input used in the fair value measurement of the Company’s municipal securities valued under Level 3 is the securities’ effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable input used in the fair value measurement of the Company’s trust preferred securities valued under Level 3 is the securities’ effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The significant unobservable input used in the fair value measurement of the Company’s junior subordinated debentures is effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at March 31, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$17,632	$22,174	$17,632	$22,174
Other real estate owned	-	-	-	-	5,252	6,326	5,252	6,326
Total assets	$-	$-	$-	$-	$22,884	$28,500	$22,884	$28,500

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of March 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Impaired loans	$4,937	Income approach	Capitalization rate	7.0%	to	8.0%	(7.7%)
			Loss severity discount	0.5%	to	83.7%	(18.1%)

Impaired loans	$5,552	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	40.0%	(-3.3%)
			Loss severity discount	2.0%	to	97.1%	(17.1%)

Impaired loans	$7,143	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	(-3.8%)
			Capitalization rate	5.6%	to	11.0%	(7.7%)
			Loss severity discount	0.9%	to	74.8%	(23.6%)

Other real estate owned	$4,768	Income approach	Capitalization rate	9.0%	to	12.0%	(9.1%)
			Loss severity discount	0.9%	to	4.9%	(1.0%)

Other real estate owned	$94	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-41.5%	to	-23.7%	(-32.6%)
			Loss severity discount	46.1%	to	46.1%	(46.1%)

Other real estate owned	$390	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-55.0%	to	5.0%	(-12.5%)
			Capitalization rate	8.5%	to	9.2%	(8.7%)
			Loss severity discount	0.0%	to	23.9%	(6.8%)

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

The estimated fair value of each material class of financial instruments at March 31, 2015 and December 31, 2014 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans:

The fair value of loans is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities (Level 3 input).

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

Borrowings:

The fair value of borrowings are estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

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

At March 31, 2015 and December 31, 2014, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at March 31, 2015:

	March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and due from banks	$21,104	$21,104	$21,104	$-	$-
Mortgage-backed Securities	717,729	717,729	-	717,729	-
Other securities	289,955	289,955	-	268,302	21,653
Loans	3,998,054	4,052,578	-	-	4,052,578
FHLB-NY stock	50,488	50,488	-	50,488	-
Interest rate swaps	6	6	-	6	-
OREO	5,252	5,252	-	-	5,252
Total assets	$5,082,588	$5,137,112	$21,104	$1,036,525	$4,079,483

Liabilities:
Deposits	$3,606,142	3,626,121	$2,313,421	$1,312,700	$-
Borrowings	1,135,291	1,151,426	-	1,123,182	28,244
Interest rate swaps	4,118	4,118	-	4,118	-
Total liabilities	$4,745,551	$4,781,665	$2,313,421	$2,440,000	$28,244

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

11.           Derivative Financial Instruments

At March 31, 2015 and December 31, 2014, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use interest rate swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At March 31, 2015 and December 31, 2014 derivatives with a combined notional amount of $36.3 million were not designated as hedges. At March 31, 2015 and December 31, 2014 derivatives with a combined notional amount of $14.4 million and $14.5 million were designated as fair value hedges. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income. The portion of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2015:

	At or for the three months ended March 31, 2015
	Notional Amount	Net Carrying (1) Value
	(In thousands)
Interest rate saps (non-hedge)	$36,321	$(3,492)
Interest rate swaps (hedge)	10,273	(626)
Interest rate swaps (hedge)	4,110	6
Total derivatives	$50,704	$(4,112)

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2014:

	At or for the year ended December 31, 2014
	Notional Amount	Net Carrying Value (1)
	(In thousands)
Interest rate swaps (non-hedge)	$36,321	$(2,239)
Interest rate swaps (hedge)	4,131	84
Interest rate swaps (hedge)	10,340	(410)
Total derivatives	$50,792	$(2,565)

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2015	2014
Financial Derivatives:
Interest rate swaps (non-hedge)	$(1,254)	$(1,014)
Interest rate swaps (hedge)	(54)	(28)
Net loss (1)	$(1,308)	$(1,042)

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

12.           Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Company’s trusts, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns.

Income tax provisions are summarized as follows:

	For the three months ended March 31,
	2015	2014
	(In thousands)
Federal:
Current	$2,914	$2,737
Deferred	1,338	2,021
Total federal tax provision	4,252	4,758
State and Local:
Current	707	1,266
Deferred	587	903
Total state and local tax provision	1,294	2,169
Total income tax provision	$5,546	$6,927

The effective tax rate was 38.8% and 40.2% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to the prior year being affected by changes in New York State tax code passed on March 31, 2014, which resulted in a reduction in the Company’s deferred tax assets and a corresponding increase in tax expense during the three months ended March 31, 2014.

On April 13, 2015, the Governor of New York signed the New York State 2015 budget, which included changes to the New York City tax code.  The approved budget changes the manner in which the Bank’s tax liability is calculated for New York City. Based on our review of the changes to the New York City tax code, we do not anticipate a significant change to the Company’s tax expense.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended March 31,
(dollars in thousands)	2015		2014
Taxes at federal statutory rate	$4,998	35.0%	$6,028	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	841	5.9	1,410	8.2
Other	(293)	(2.1)	(511)	(3.0)
Taxes at effective rate	$5,546	38.8%	$6,927	40.2%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company has recorded a deferred tax asset of $27.8 million at March 31, 2015, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $25.9 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at March 31, 2015.

13.           Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended March 31, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income before reclassifications, net of tax	4,332	0	$4,332
Amounts reclassified from accumulated other comprehensive income, net of tax	-	168	168
Net current period other comprehensive income, net of tax	4,332	168	4,500
Ending balance, net of tax	$7,724	$(6,131)	$1,593

The following table sets forth significant amounts reclassified from accumulated other comprehensive income by component for the three months ended March 31, 2015:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(307)	(1)	Other expense
Prior service credits	11	(1)	Other expense
	(296)		Total before tax
	128		Tax benefit
	$(168)		Net of tax

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

14.           Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of March 31, 2015, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2015		December 31, 2014
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$474,337	9.28%	$472,251	9.63%
Requirement to be well capitalized	255,655	5.00	245,254	5.00
Excess	218,682	4.28	226,997	4.63

Common Equity Tier I risk-based capital:
Capital level	$474,337	13.06%	n/a	n/a
Requirement to be well capitalized	236,163	6.50	n/a	n/a
Excess	238,174	6.56	n/a	n/a

Tier 1 risk-based capital:
Capital level	$474,337	13.06%	$472,251	13.87%
Requirement to be well capitalized	290,662	8.00	204,345	6.00
Excess	183,675	5.06	267,906	7.87

Total risk-based capital:
Capital level	$498,428	13.72%	$497,347	14.60%
Requirement to be well capitalized	363,328	10.00	340,589	10.00
Excess	135,100	3.72	156,758	4.60

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2015, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2015		December 31, 2014
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$475,860	9.32%	$471,233	9.62%
Requirement to be well capitalized	255,216	5.00	244,960	5.00
Excess	220,644	4.32	226,273	4.62

Common Equity Tier I risk-based capital:
Capital level	$448,564	12.37%	n/a	n/a
Requirement to be well capitalized	235,731	6.50	n/a	n/a
Excess	212,833	5.87	n/a	n/a

Tier 1 risk-based capital:
Capital level	$475,860	13.12%	$471,233	13.87%
Requirement to be well capitalized	290,131	8.00	203,878	6.00
Excess	185,729	5.12	267,355	7.87

Total risk-based capital:
Capital level	$499,951	13.79%	$496,329	14.61%
Requirement to be well capitalized	362,663	10.00	339,797	10.00
Excess	137,288	3.79	156,532	4.61

15.           Subsequent Events

On May 6, 2015, the Bank completed the sale of three buildings for net proceeds totaling $20.3 million in a sale leaseback transaction. A portion of each building currently contains an existing Flushing Bank branch which was leased back as part of the sale. The bank has realized a gain on sale of $12.7 million, of which $6.1 million will be deferred and recognized over the term of the branch leases.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

16.           New Authoritative Accounting Pronouncements

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

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Bank. On February 28, 2013, the Bank’s charter was changed to a full-service New York State chartered commercial bank, and its name was changed to Flushing Bank. As a result of the Bank’s change in charter to a full-service New York State chartered commercial bank, the Bank’s primary regulator became the New York State Department of Financial Services (formerly, the New York State Banking Department), and its primary federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

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

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2015 had an average loan-to-value ratio of 53.3% and an average debt coverage ratio of 193%.

The first quarter of 2015 continued the trend of improving credit quality, as we continued to see improvements in non-performing assets.  Non-performing assets were $37.8 million at March 31, 2015, which was a decrease of $2.7 million, or 6.8%, from December 31, 2014. The decrease in non-performing assets and our ability to minimize charge-offs has allowed us to record a benefit of $0.7 million in our reserve for loan losses during the three months ended March 31, 2015, which is the fifth consecutive quarter of recording a benefit. Non-accrual loans decreased $2.3 million, or 7%, during the first quarter to $29.6 million, and are at their lowest level since the fourth quarter of 2008.  During the first quarter of 2015 we sold five delinquent loans with a book value at the time of sale of $1.5 million, realizing $1.5 million upon sale. Net charge-offs for the three months ended March 31, 2015 were $0.3 million. We continued our practice of obtaining updated appraisals and recording charge-offs based on these current values as opposed to adding to the allowance for loan losses. This process has ensured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans collateralized by real estate was 47.4% at March 31, 2015.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net loans increased $188.7 million, or 5.0%, during the first quarter of 2015. Loan originations and purchases for the three months ended March 31, 2015 totaled $306.5 million. The quarter included the purchase of loan participations of $99.9 million and $11.0 million in multi-family real estate mortgages and commercial real estate mortgages, respectively, at a yield of just above 3.00%. We continued our focus on the origination and purchase of multi-family real estate, commercial real estate and commercial business loans as originations of these loan types accounted for 90.3% of the quarter’s originations. We also saw an improvement in the yield on loan originations as the average rate on the origination of multi-family, commercial and mixed-use real estate mortgage loans was 4.07%, 3.70% and 4.47%, respectively, during the first quarter of 2015. This resulted in an average rate of 3.89% for these loan originations during the quarter. Loan applications in process have continued to remain strong, totaling $317.3 million at March 31, 2015 compared to $295.9 million at December 31, 2014.

Our net interest margin for the first quarter of 2015 was 3.09%, a decrease of 10 basis points from the fourth quarter of 2014. However, net interest income increased $0.4 million to $37.6 million, compared to the fourth quarter of 2014, due to the growth in interest earning assets. Excluding prepayment penalty income and additional interest collected from non-accrual loans, the net interest margin decreased five basis points to 2.94% for the three months ended March 31, 2015 from 2.99% for the three months ended December 31, 2014.

At March 31, 2015, the Bank continues to be well-capitalized under regulatory requirements, with Tier 1 leverage, common equity Tier 1 risk-based, Tier 1 risk-based and Total risk-based capital ratios of 9.28%, 13.06%, 13.06% and 13.72%, respectively. The Company is also subject to the same regulatory requirements. At March 31, 2015, the Company’s capital ratios for Tier 1 leverage, common equity Tier 1 risk-based, Tier 1 risk-based and Total risk-based capital ratios were 9.32%, 12.37%, 13.12% and 13.79%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014

General.  Net income for the three months ended March 31, 2015 was $8.7 million, a decrease of $1.6 million, or 15.2%, compared to $10.3 million for the three months ended March 31, 2014.  Diluted earnings per common share were $0.30 for the three months ended March 31, 2015, a decrease of $0.04, or 11.8%, from $0.34 for the three months ended March 31, 2014.

Return on average equity decreased to 7.6% for the three months ended March 31, 2015 from 9.4% for the three months ended March 31, 2014. Return on average assets decreased to 0.7% for the three months ended March 31, 2015 from 0.9% for the three months ended March 31, 2014.

Interest Income.  Total interest and dividend income increased $0.3 million, or 0.7%, to $49.5 million for the three months ended March 31, 2015 from $49.2 million for the three months ended March 31, 2014. The increase in interest income was primarily attributable to an increase of $375.8 million in the average balance of interest-earning assets to $4,861.6 million for the three months ended March 31, 2015 from $4,485.8 million for the comparable prior year period, partially offset by a decrease of 31 basis points in the yield of interest-earning assets to 4.08% for the three months ended March 31, 2015 from 4.39% in the comparable prior year period. The 31 basis point decline in the yield of interest-earning assets was primarily due to a 44 basis point reduction in the yield of the loan portfolio to 4.53% for the three months ended March 31, 2015 from 4.97% for the three months ended March 31, 2014, combined with a 25 basis point decline in the yield on total securities to 2.47% for the three months ended March 31, 2015 from 2.72% for the comparable prior year period. The yield of interest-earning assets was positively impacted by an increase of $456.4 million in the average balance of total loans, net to $3,847.7 million for the three months ended March 31, 2015 from $3,391.3 million for the comparable prior year period and a decrease of $69.5 million in the average balance of the lower yielding total securities portfolio to $970.4 million for the three months ended March 31, 2015 from $1,040.0 million for the comparable prior year period. The 44 basis point decrease in the yield of the loan portfolio was primarily due to the decline in the rates earned on new loan originations, existing loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income, the yield on the total loans, net, decreased 42 basis points to 4.40% for the three months ended March 31, 2015 from 4.82% for the three months ended March 31, 2014. The 25 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $0.7 million, or 5.8%, to $12.0 million for the three months ended March 31, 2015 from $12.7 million for the three months ended March 31, 2014. The decrease in interest expense was primarily due to a 16 basis point decrease in interest-bearing liabilities to 1.09% for the three months ended March 31, 2015 from 1.25% for the comparable prior year period. The 16 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of 44 basis points and 27 basis points in the cost of certificates of deposit and borrowed funds, respectively. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates.  These decreases were partially offset by increases of 11 basis points and 22 basis points in the cost of money market accounts and savings accounts, respectively, for the three months ended March 31, 2015 from the comparable prior year period. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral. This will allow us to invest our funds in higher yielding assets. The cost of savings accounts increased as we increased the rate we pay on savings accounts on our internet branch to attract additional deposits. Additionally, the cost of interest-bearing liabilities was negatively affected by an increase of $188.0 million and $38.1 million in the average balance of higher costing certificates of deposit and borrowed funds, respectively, during the three months ended March 31, 2015. However, this was partially offset by an increase of $89.2 million in the average balance of lower costing core deposits during the three months ended March 31, 2015 to $2,022.3 million from $1,933.2 million for the comparable prior year period.

Net Interest Income.  For the three months ended March 31, 2015, net interest income was $37.6 million, an increase of $1.1 million, or 2.9%, from $36.5 million for the three months ended March 31, 2014. The increase in net interest income was primarily attributable to an increase of $375.8 million in the average balance of interest-earning assets to $4,861.6 million for the three months ended March 31, 2015 from $4,485.8 million for the comparable prior year period, partially offset by a 15 basis point decrease in the net interest spread to 2.99% for the three months ended March 31, 2015 from 3.14% in the comparable prior year period. The yield on interest-earning assets decreased 31 basis points to 4.08% for the three months ended March 31, 2015 from 4.39% for the three months ended March 31, 2014, while the cost of interest-bearing liabilities decreased 16 basis points to 1.09% for the three months ended March 31, 2015 from 1.25% for the comparable prior year period. The net interest margin declined 16 basis points to 3.09% for the three months ended March 31, 2015 from 3.25% for the three months ended March 31, 2014. The three months ended March 31, 2015 included $0.6 million in additional interest collected from non-accrual loans compared to $0.3 million recorded during the three months ended March 31, 2014. Excluding this additional interest collected from non-accrual loans, the net interest margin decreased 19 basis points to 3.04% for the three months ended March 31, 2015 from 3.23% for the three months ended March 31, 2014.  Further excluding prepayment penalty income, the net interest margin decreased 17 basis points to 2.94% for the three months ended March 31, 2015, compared to 3.11% for the three months ended March 31, 2014.

Benefit for Loan Losses.  The benefit for loan losses decreased $0.4 million during the three months ended March 31, 2015 to a benefit of $0.7 million from a benefit of $1.1 million during the comparable prior year period. The benefit recorded during the three months ended March 31, 2015 was primarily due to the continued improvement in credit conditions and an improvement in the impact of the qualitative factors used in the calculation of the allowance for loan losses. During the three months ended March 31, 2015, non-accrual loans decreased $2.3 million to $29.6 million from $31.9 million at December 31, 2014 and net charge-offs continued to be minimal at $0.3 million, or three basis points of average loans, for the three months ended March 31, 2015. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 47.4% at March 31, 2015. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $0.7 million for the three months ended March 31, 2015. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the three months ended March 31, 2015 was $1.9 million, an increase of $0.2 million, or 11.8%, from income of $1.7 million for the three months ended March 31, 2014. The increase in non-interest income was primarily due to an increase of $0.2 million in banking services fee income.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $25.9 million for the three months ended March 31, 2015, an increase of $3.8 million, or 17.4%, from $22.1 million for the three months ended March 31, 2014. The increase in non-interest expense was primarily due to an increase of $2.1 million in salaries and benefits primarily due to annual salary increases and increases in staffing in the lending, technology and retail departments, and an increase in restricted stock expense. The first quarter also included an increase of $0.7 million in occupancy and equipment primarily due to an increase of $0.4 million in rent expense associated with the relocation of the Company’s corporate headquarters and $0.2 million for temporary staff for additional security to guard against further ATM fraud losses. We will move to our new corporate headquarters during the second quarter, and begin to realize a reduction in occupancy expense as we leave our current locations. Professional services increased $0.6 million primarily due to an increase of $0.2 million in each of consulting, advertising and legal expenses, and other operating expense increased $0.2 million primarily due to $0.3 million in ATM fraud losses. The efficiency ratio increased to 64.9% for the three months ended March 31, 2015 from 56.6% for the three months ended March 31, 2014, primarily due to the increased expenses discussed above.

Income before Income Taxes.  Income before the provision for income taxes decreased $2.9 million, or 17.1%, to $14.3 million for the three months ended March 31, 2015 from $17.2 million for the three months ended March 31, 2014 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $1.4 million, or 19.9%, to $5.5 million for the three months ended March 31, 2015 from $6.9 million for the three months ended March 31, 2014, primarily due to the decrease in income before income taxes as discussed above. The effective tax rate was 38.8% and 40.2% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to the impact of changes to the New York State tax code passed on March 31, 2014, which resulted in a reduction in the Company’s deferred tax assets and a corresponding increase in tax expense during the three months ended March 31, 2014.

FINANCIAL CONDITION

Assets.  Total assets at March 31, 2015 were $5,270.5 million, an increase of $193.5 million, or 3.8%, from $5,077.0 million at December 31, 2014. Total loans, net increased $188.7 million, or 5.0%, during the three months ended March 31, 2015 to $3,974.0 million from $3,785.3 million at December 31, 2014. Loan originations and purchases were $306.5 million for the three months ended March 31, 2015, an increase of $108.5 million from $198.0 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we continued to focus on the origination of multi-family residential, commercial real estate and business loans with a full relationship. Loan applications in process have continued to remain strong, totaling $317.3 million at March 31, 2015 compared to $295.9 million at December 31, 2014 and $339.8 million at March 31, 2014.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended March 31,
(In thousands)	2015	2014
Multi-family residential (1)	$126,746	$57,812
Commercial real estate (2)	86,395	13,416
One-to-four family – mixed-use property	14,981	9,999
One-to-four family – residential	13,103	9,100
Construction	542	697
Small Business Administration	1,248	353
Taxi Medallion (3)	-	11,649
Commercial business and other	63,507	94,956
Total	$306,522	$197,982

(1)	Includes purchases of $99.9 million for the three months ended March 31, 2015.
(2)	Includes purchases of $11.0 million for the three months ended March 31, 2015.
(3)	Includes purchases of $11.6 million for the three months ended March 31, 2014.

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2015 had an average loan-to-value ratio of 53.3% and an average debt coverage ratio of 193%.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Bank’s non-performing assets totaled $37.8 million at March 31, 2015, a decrease of $2.7 million from $40.5 million at December 31, 2014. Total non-performing assets as a percentage of total assets were 0.72% at March 31, 2014 compared to 0.80% at December 31, 2014. The ratio of allowance for loan losses to total non-performing loans was 74.1% at March 31, 2015 and 73.4% at December 31, 2014.    See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the three months ended March 31, 2015, mortgage-backed securities increased $12.8 million, or 1.8%, to $717.7 million from $704.9 million at December 31, 2014. The increase in mortgage-backed securities during the three months ended March 31, 2015 was primarily due to purchases of $30.4 million in mortgage-backed securities at an average yield of 2.52% and an improvement of $7.0 million in the fair value of mortgage-backed securities. These increases were partially offset by principal repayments of $24.0 million during the three months ended March, 31 2015.

During the three months ended March 31, 2015, other securities increased $21.6 million, or 8.0%, to $290.0 million from $268.4 million at December 31, 2014. The increase in other securities during the three months ended March 31, 2015 was primarily due to purchases of $28.4 million at an average yield of 2.62% and an improvement in the fair value of other securities totaling $0.8 million, which was partially offset by $7.0 million in maturities. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds and corporate bonds.

Liabilities.  Total liabilities were $4,804.6 million at March 31, 2015, an increase of $183.8 million, or 4.0%, from $4,620.8 million at December 31, 2014. During the three months ended March 31, 2015, due to depositors increased $79.3 million, or 2.3%, to $3,552.2 million, as a result of a $92.4 million increase in core deposits, partially offset by a $13.1 million decrease in certificates of deposit. Borrowed funds increased $78.8 million during the three months ended March 31, 2015. The increase in core deposits was due to increases of $79.2 million, $11.3 million and $7.7 million in NOW, money market and savings accounts, respectively, partially offset by a decrease of $5.8 million in demand accounts. The increase in borrowed funds was primarily due to the addition of $47.7 million in long-term borrowing at an average cost of 1.29% and a net increase in short-term borrowings totaling $41.5 million at an average cost of 0.33%, partially offset by the maturity of $10.0 million in long-term borrowings at an average cost of 0.63%.

Equity. Total stockholders’ equity increased $9.6 million, or 2.1%, to $465.9 million at March 31, 2015 from $456.2 million at December 31, 2014. Stockholders’ equity increased primarily due to net income of $8.7 million for the three months ended March 31, 2015, an increase in comprehensive income of $4.5 million primarily due to an increase in the fair value of the securities portfolio and an increase in additional paid in capital of $1.9 million due to the issuance of 132,242 shares distributed to the profit sharing plan and defined contribution retirement plan during the recent period. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $0.16 per common share totaling $4.7 million and the purchase of 142,315 treasury shares totaling $2.8 million. Book value per common share was $15.84 at March 31, 2015 compared to $15.52 at December 31, 2014.

Cash flow.  During the three months ended March 31, 2015, funds provided by the Company's operating activities amounted to $12.6 million. These funds combined with $168.2 million provided from financing activities and $34.3 million available at the beginning of the period were utilized to fund net investing activities of $194.0 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans.  During the three months ended March 31, 2015, the net total of loan originations and purchases less loan repayments and sales was $168.8 million. During the three months ended March 31, 2015, the Company also funded $49.0 million in purchases of securities available for sale.  During the three months ended March 31, 2015, funds were provided by a net increase in total deposits of $97.3 million and short-term borrowed funds of $41.5 million.  Additionally, funds were provided by $31.0 million in proceeds from maturities, sales, calls and prepayments of securities available for sale and $47.7 million in new long-term borrowings. The Company also used funds of $10.0 million, $4.7 million and $3.9 million for the repayment of long-term borrowed funds, dividend payments and purchases of treasury stock, respectively, during the three months ended March 31, 2015.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2015.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At March 31, 2015, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2015:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-3.76%	7.89%	12.18%
-100 Basis points	-0.45	5.94	12.14
Base interest rate	-	-	11.75
+100 Basis points	-5.41	12.32	10.63
+200 Basis points	-11.42	-27.56	9.09

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	For the three months ended March 31,
	2015				2014
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$3,358,603	$39,440	4.70%		$2,990,670	$38,582	5.16%
Other loans, net (1)	489,117	4,094	3.35		400,646	3,538	3.53
Total loans, net	3,847,720	43,534	4.53		3,391,316	42,120	4.97
Taxable securities:
Mortgage-backed securities	702,507	4,381	2.49		769,914	5,390	2.80
Other securities	129,943	720	2.22		143,407	850	2.37
Total taxable securities	832,450	5,101	2.45		913,321	6,240	2.73
Tax-exempt securities: (2)
Other securities	137,987	887	2.57		126,646	824	2.60
Total tax-exempt securities	137,987	887	2.57		126,646	824	2.60
Interest-earning deposits and
federal funds sold	43,485	21	0.19		54,555	27	0.20
Total interest-earning assets	4,861,642	49,543	4.08		4,485,838	49,211	4.39
Other assets	271,317				251,801
Total assets	$5,132,959				$4,737,639

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$266,208	264	0.40		$263,691	119	0.18
NOW accounts	1,451,446	1,550	0.43		1,472,015	1,693	0.46
Money market accounts	304,662	253	0.33		197,454	107	0.22
Certificate of deposit accounts	1,297,766	5,368	1.65		1,109,738	5,786	2.09
Total due to depositors	3,320,082	7,435	0.90		3,042,898	7,705	1.01
Mortgagors' escrow accounts	47,840	23	0.19		43,296	13	0.12
Total deposits	3,367,922	7,458	0.89		3,086,194	7,718	1.00
Borrowed funds	1,021,920	4,531	1.77		983,867	5,006	2.04
Total interest-bearing liabilities	4,389,842	11,989	1.09		4,070,061	12,724	1.25
Non interest-bearing deposits	233,685				189,688
Other liabilities	49,327				37,464
Total liabilities	4,672,854				4,297,213
Equity	460,105				440,426
Total liabilities and equity	$5,132,959				$4,737,639

Net interest income /
net interest rate spread		$37,554	2.99%			$36,487	3.14%

Net interest-earning assets /
net interest margin	$471,800		3.09%		$415,777		3.25%

Ratio of interest-earning assets to
interest-bearing liabilities			1.11	X			1.10	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.7 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

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

	For the three months ended March 31,
(In thousands)	2015	2014

Mortgage Loans

At beginning of period	$3,321,501	$3,028,452

Mortgage loans originated:
Multi-family residential	26,857	57,812
Commercial real estate	75,427	13,416
One-to-four family – mixed-use property	14,981	9,999
One-to-four family – residential	13,103	9,100
Co-operative apartments	-	-
Construction	542	697
Total mortgage loans originated	130,910	91,024

Mortgage loans purchased:
Multi-family residential	99,889	-
Commercial real estate	10,968	-
Total mortgage loans purchased	110,857	-

Less:
Principal and other reductions	84,235	85,749
Sales	1,427	4,309

At end of period	$3,477,606	$3,029,418

Non-Mortgage Loans

At beginning of period	$477,153	$394,556

Other loans originated:
Small Business Administration	1,248	353
Commercial business	62,538	94,492
Other	530	464
Total other loans originated	64,316	95,309

Other loans purchased:
Taxi medallion	-	11,649
Other	439	-
Total other loans purchased	439	11,649

Less:
Principal and other reductions	34,734	42,353
Sales	-	-

At end of period	$507,174	$459,161

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2015	2014
Accrual Status:
Multi-family residential	$2,669	$3,034
Commercial real estate	2,364	2,373
One-to-four family - mixed-use property	2,369	2,381
One-to-four family - residential	351	354
Small business administration	41	-
Commercial business and other	2,208	2,249

Total performing troubled debt restructured	$10,002	$10,391

During the three months ended March 31, 2015 one TDR loan of $0.4 million was transferred to non-performing status. While this borrower continues to remit monthly payments on the loan, it is still over 90 days past maturity, which results in the loan being included in non-performing loans.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	March 31,	December 31,
(In thousands)	2015	2014
Loans 90 days or more past due
and still accruing:
Multi-family residential	$-	$676
Commercial real estate	753	820
One-to-four family - mixed-use property	195	405
One-to-four family - residential	13	14
Commercial business and other	1,932	386
Total	2,893	2,301

Non-accrual loans:
Multi-family residential	6,902	6,878
Commercial real estate	3,021	5,689
One-to-four family - mixed-use property	7,224	6,936
One-to-four family - residential	11,212	11,244
Small business administration	232	-
Commercial business and other	1,035	1,143
Total	29,626	31,890

Total non-performing loans	32,519	34,191

Other non-performing assets:
Real estate acquired through foreclosure	5,252	6,326
Total	5,252	6,326

Total non-performing assets	$37,771	$40,517

Included in loans over 90 days past due and still accruing were nine loans totaling $2.9 million, and 10 loans totaling $2.3 million at March 31, 2015 and December 31, 2014, respectively. These loans are all past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the maturity of or repay these loans.

Included in non-performing loans were two loans totaling $0.5 million and two loans totaling $2.4 million which were restructured as TDR and not performing in accordance with their restructured terms at March 31, 2015 and December 31, 2014, respectively.

The Bank’s non-performing assets totaled $37.8 million at March 31, 2015, a decrease of $2.7 million from $40.5 million at December 31, 2014. Total non-performing assets as a percentage of total assets were 0.72% at March 31, 2015, and 0.80% at December 31, 2014. The ratio of allowance for loan losses to total non-performing loans was 74.1% at March 31, 2015, and 73.4% at December 31, 2014.

During the three months ended March 31, 2015, 27 loans totaling $8.7 million were added to non-accrual loans, 15 loans totaling $4.2 million were returned to performing status, 11 loans totaling $5.4 million were paid in full, three loans totaling $0.4 million were transferred to other real estate owned, and two loans totaling $0.8 million were sold.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	March 31, 2015		December 31, 2014
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$-	$8,595	$1,729	$7,721
Commercial real estate	-	3,202	1,345	2,171
One-to-four family - mixed-use property	-	10,522	1,153	10,408
One-to-four family - residential	175	1,694	2,038	1,751
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	3,000
Small Business Administration	93	56	-	90
Taxi medallion	-	-	-	-
Commercial business and other	-	4	1,585	6
Total delinquent loans	$268	$24,073	$7,850	$25,147

CRITICIZED AND CLASSIFIED ASSETS

 Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary.  These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $68.2 million at March 31, 2015, a decrease of $8.3 million from $76.5 million at December 31, 2014.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at March 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$3,492	$11,076	$-	$-	$14,568
Commercial real estate	3,426	4,211	-	-	7,637
One-to-four family - mixed-use property	4,455	12,179	-	-	16,634
One-to-four family - residential	1,560	12,984	-	-	14,544
Co-operative apartments	-	618	-	-	618
Construction loans	-	-	-	-	-
Small Business Administration	294	222	-	-	516
Commercial business and other	1,293	7,164	-	-	8,457
Total loans	14,520	48,454	-	-	62,974

Other Real Estate Owned	-	5,252	-	-	5,252
Total	$14,520	$53,706	$-	$-	$68,226

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	23,496	46,660	-	-	70,156

Other Real Estate Owned	-	6,326	-	-	6,326
Total	$23,496	$52,986	$-	$-	$76,482

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property.  The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At March 31, 2015, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 47.4%.

We classify investment securities as Substandard when, based on an internal review, we concluded the securities are below investment grade. There were no securities classified as Substandard at March 31, 2015 and December 31, 2014.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of our lenders, collection policies and experience, internal loan review function and other external factors.  The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards.  Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 have a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral is generally evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired collateral dependent loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired collateral dependent loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance for loan losses, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We incurred total net charge-offs of $0.3 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively. Non-performing loans totaled $32.5 million and $48.6 million at March 31, 2015 and 2014, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At March 31, 2015, the average loan-to-value ratio for our non-performing loans collateralized by real estate was 47.4%.  A benefit for loan losses of $0.7 million and $1.1 million was recorded for the three months ended March 31, 2015 and 2014, respectively. Management has concluded, and the Board of Directors has concurred, that at March 31, 2015, the allowance for loan losses was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2015	2014

Balance at beginning of period	$25,096	$31,776

Provision (benefit) for loan losses	(734)	(1,119)

Loans charged-off:
Multi-family residential	(97)	(605)
Commercial real estate	(18)	(47)
One-to-four family – mixed-use property	(78)	(83)
One-to-four family – residential	(153)	(42)
Commercial business and other	(51)	(124)
Total loans charged-off	(397)	(901)

Recoveries:
Multi-family residential	23	7
Commercial real estate	72	382
One-to-four family – mixed-use property	3	40
One-to-four family – residential	-	68
Co-operative apartments	-	7
Small Business Administration	20	10
Commercial business and other	8	-
Total recoveries	126	514

Net charge-offs	(271)	(387)

Balance at end of period	$24,091	$30,270

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.03%	0.05%
Ratio of allowance for loan losses to gross loans at end of period	0.60%	0.87%
Ratio of allowance for loan losses to non-performing
assets at end of period	63.78%	60.24%
Ratio of allowance for loan losses to non-performing
loans at end of period	74.08%	62.34%

PART I – FINANCIAL INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART I – FINANCIAL INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 1.     LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits.  Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2015:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2015	11,000	$18.51	11,000	624,199
February 1 to February 28, 2015	45,000	19.29	45,000	579,199
March 1 to March 31, 2015	86,315	19.63	86,315	492,884
Total	142,315	$19.44	142,315

On August 19, 2014, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the three months ended March 31, 2015, the Company repurchased 142,315 shares of the Company’s common stock at an average cost of $19.44 per share. At March 31, 2015, 492,884 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

PART I – FINANCIAL INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (7)
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

10.1	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2) Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3) Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(5) Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.
(6) Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(7) Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(8) Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2014.

PART I – FINANCIAL INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: May 11, 2015	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 11, 2015	By: /s/David Fry
David Fry
Senior Executive Vice President, Treasurer and Chief Financial Officer

PART I – FINANCIAL INFORMATIOMTION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (7)
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

10.1	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2) Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3) Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(5) Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.
(6) Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(7) Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(8) Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2014.