Form 10-Q
period 2015-06-30
FLUSHING FINANCIAL CORP
filed 2015-08-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2015 was 28,924,818.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

(Dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$36,599	$34,265
Securities held-to-maturity:
Other securities (none pledged) (fair value of $7,220 at June 30, 2015)	7,220	-
Securities available for sale:
Mortgage-backed securities (including assets pledged of $438,646 and $464,626 at June 30, 2015 and December 31, 2014, respectively; $4,037 and $4,678 at fair value pursuant to the fair value option at June 30, 2015 and December 31, 2014, respectively.)	729,674	704,933
Other securities (including assets pledged of $68,516 and $57,562 at June 30, 2015 and December 31, 2014, respectively; $28,122 and $27,915 at fair value pursuant to the fair value option at June 30, 2015 and December 31, 2014, respectively)	307,823	268,377
Loans held for sale	300	-
Loans:
Multi-family residential	2,017,891	1,923,460
Commercial real estate	726,136	621,569
One-to-four family ― mixed-use property	567,060	573,779
One-to-four family ― residential	189,573	187,572
Co-operative apartments	7,681	9,835
Construction	3,673	5,286
Small Business Administration	12,181	7,134
Taxi medallion	21,211	22,519
Commercial business and other	472,485	447,500
Net unamortized premiums and unearned loan fees	13,251	11,719
Allowance for loan losses	(23,084)	(25,096)
Net loans	4,008,058	3,785,277
Interest and dividends receivable	17,980	17,251
Bank premises and equipment, net	24,418	21,868
Federal Home Loan Bank of New York stock	49,926	46,924
Bank owned life insurance	114,088	112,656
Goodwill	16,127	16,127
Other assets	47,751	69,335
Total assets	$5,359,964	$5,077,013

LIABILITIES
Due to depositors:
Non-interest bearing	$257,575	$255,834
Interest-bearing:
Certificate of deposit accounts	1,375,506	1,305,823
Savings accounts	264,718	261,942
Money market accounts	399,191	290,263
NOW accounts	1,357,412	1,359,057
Total interest-bearing deposits	3,396,827	3,217,085
Mortgagors' escrow deposits	43,930	35,679
Borrowed funds ($29,476 and $28,771 at fair value pursuant to the fair value option at June 30, 2015 and December 31, 2014, respectively)	999,435	940,492
Securities sold under agreements to repurchase	116,000	116,000
Other liabilities	84,061	55,676
Total liabilities	4,897,828	4,620,766

Commitments and contingencies (Notes 4 & 5)

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June 30, 2015 and December 31, 2014; 28,923,000 shares and 29,403,823 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	315	315
Additional paid-in capital	209,257	206,437
Treasury stock, at average cost (2,607,595 shares and 2,126,772 shares at June 30, 2015 and December 31, 2014, respectively)	(46,980)	(37,221)
Retained earnings	303,300	289,623
Accumulated other comprehensive loss, net of taxes	(3,756)	(2,907)
Total stockholders' equity	462,136	456,247

Total liabilities and stockholders' equity	$5,359,964	$5,077,013

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Interest and dividend income
Interest and fees on loans	$44,084	$42,489	$87,618	$84,609
Interest and dividends on securities:
Interest	5,988	6,867	11,858	13,742
Dividends	118	195	236	384
Other interest income	32	18	53	45
Total interest and dividend income	50,222	49,569	99,765	98,780

Interest expense
Deposits	7,437	7,670	14,895	15,388
Other interest expense	4,645	5,070	9,176	10,076
Total interest expense	12,082	12,740	24,071	25,464

Net interest income	38,140	36,829	75,694	73,316
Benefit for loan losses	(516)	(1,092)	(1,250)	(2,211)
Net interest income after benefit for loan losses	38,656	37,921	76,944	75,527

Non-interest income
Banking services fee income	898	867	1,782	1,576
Net gain on sale of securities	64	-	64	-
Net gain on sale of loans	47	-	49	-
Net gain on sale of buildings	6,537	-	6,537	-
Net gain (loss) from fair value adjustments	768	(402)	173	(1,046)
Federal Home Loan Bank of New York stock dividends	457	430	975	981
Bank owned life insurance	715	755	1,432	1,531
Other income	461	336	865	654
Total non-interest income	9,947	1,986	11,877	3,696

Non-interest expense
Salaries and employee benefits	13,157	11,944	27,823	24,522
Occupancy and equipment	2,635	1,919	5,348	3,954
Professional services	1,350	1,527	3,129	2,737
FDIC deposit insurance	811	673	1,560	1,370
Data processing	1,172	1,042	2,247	2,110
Depreciation and amortization	867	717	1,535	1,432
Other real estate owned/foreclosure expense	87	279	607	535
Other operating expenses	4,169	2,523	7,938	6,057
Total non-interest expense	24,248	20,624	50,187	42,717

Income before income taxes	24,355	19,283	38,634	36,506

Provision for income taxes
Federal	7,155	5,513	11,407	10,271
State and local	2,366	2,085	3,660	4,254
Total taxes	9,521	7,598	15,067	14,525

Net income	$14,834	$11,685	$23,567	$21,981

Basic earnings per common share	$0.51	$0.39	$0.80	$0.73
Diluted earnings per common share	$0.51	$0.39	$0.80	$0.73
Dividends per common share	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$14,834	$11,685	$23,567	$21,981

Other comprehensive income, net of tax:
Amortization of actuarial losses	171	98	345	161
Amortization of prior service credits	(7)	(7)	(13)	(10)
Reclassificaton adjustment for net gains included in income	(36)	-	(36)	-
Net unrealized (losses) gains on securities	(5,477)	6,513	(1,145)	11,873

Total other comprehensive income, net of tax	$(5,349)	$6,604	$(849)	$12,024

Comprehensive income	$9,485	$18,289	$22,718	$34,005

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,567	$21,981
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for loan losses	(1,250)	(2,211)
Depreciation and amortization of bank premises and equipment	1,535	1,432
Amortization of premium, net of accretion of discount	4,447	3,582
Net (gain) loss from fair value adjustments	(173)	1,046
Net gain from sale of loans	(49)	-
Net gain from sale of securities	(64)	-
Net gain from sale of buildings	(6,537)	-
Income from bank owned life insurance	(1,432)	(1,531)
Stock-based compensation expense	3,643	3,135
Deferred compensation	(2,004)	(1,486)
Excess tax benefit from stock-based payment arrangements	(380)	(748)
Deferred income tax (benefit) provision	(3,855)	2,745
Increase in other liabilities	706	1,948
Decrease in other assets	5,374	1,489
Net cash provided by operating activities	23,528	31,382

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(7,841)	(855)
Net purchases of Federal Home Loan Bank of New York shares	(3,002)	(5,382)
Purchases of securities held-to-maturity	(3,100)	-
Proceeds from maturities of securities held-to-maturity	390	-
Purchases of securities available for sale	(138,095)	(70,871)
Proceeds from sales and calls of securities available for sale	25,039	1,871
Proceeds from maturities and prepayments of securities available for sale	61,868	47,535
Proceeds from sale of buildings	20,209	-
Net originations of loans	(82,544)	(90,946)
Purchases of loans	(126,070)	(12,884)
Proceeds from sale of real estate owned	2,070	2,034
Proceeds from sale of delinquent loans	5,028	7,332
Net cash used in investing activities	(246,048)	(122,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	1,741	15,920
Net increase (decrease) in interest-bearing deposits	179,213	(18,405)
Net increase in mortgagors' escrow deposits	8,251	8,189
Net proceeds from short-term borrowed funds	35,000	109,000
Proceeds from long-term borrowings	72,996	-
Repayment of long-term borrowings	(50,000)	(9,300)
Purchases of treasury stock	(13,490)	(3,285)
Excess tax benefit from stock-based payment arrangements	380	748
Proceeds from issuance of common stock upon exercise of stock options	142	429
Cash dividends paid	(9,379)	(9,015)
Net cash provided by financing activities	224,854	94,281

Net increase in cash and cash equivalents	2,334	3,497
Cash and cash equivalents, beginning of period	34,265	33,485
Cash and cash equivalents, end of period	$36,599	$36,982

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$23,585	$25,172
Income taxes paid	16,221	12,236
Taxes paid if excess tax benefits were not tax deductible	16,601	12,984
Non-cash activities:
Securities purchased not yet settled	22,037	-
Securities transferred from available for sale to held-to-maturity	4,510	-
Loans transferred to Other Real Estate Owned	772	655
Loans provided for the sale of Other Real Estate Owned	175	308
Loans held for investment transferred to loans held for sale	300	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	For the six months ended June 30,
(Dollars in thousands, except per share data)	2015	2014

Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$206,437	$201,902
Award of common shares released from Employee Benefit Trust (136,114 and 129,694 common shares for the six months ended June 30, 2015 and 2014, respectively)	1,969	1,975
Shares issued upon vesting of restricted stock unit awards (59,532 and 2,500 common shares for the six months ended June 30, 2015 and 2014, respectively)	160	9
Issuance upon exercise of stock options (6,025 and 100,625 common shares for the six months ended June 30, 2015 and 2014, respectively)	8	296
Stock-based compensation activity, net	303	392
Stock-based income tax benefit	380	748
Balance, end of period	$209,257	$205,322
Treasury Stock
Balance, beginning of period	$(37,221)	$(22,053)
Purchases of outstanding shares (635,199 and 108,120 common shares for the six months ended June 30, 2015 and 2014, respectively)	(12,380)	(2,143)
Shares issued upon vesting of restricted stock unit awards (204,110 and 188,480 common shares for the six months ended June 30, 2015 and 2014, respectively)	3,577	2,972
Issuance upon exercise of stock options (9,725 and 100,625 common shares for the six months ended June 30, 2015 and 2014, respectively)	174	1,608
Purchases of shares to fund options exercised (998 and 63,732 common shares for the six months ended June 30, 2015 and 2014, respectively)	(20)	(1,290)
Repurchase of shares to satisfy tax obligations (58,461 and 55,465 common shares for the six months ended June 30, 2015 and 2014, respectively)	(1,110)	(1,142)
Balance, end of period	$(46,980)	$(22,048)
Retained Earnings
Balance, beginning of period	$289,623	$263,743
Net income	23,567	21,981
Cash dividends declared and paid on common shares ($0.32 and $0.30 per common share for the six months ended June 30, 2015 and 2014, respectively)	(9,379)	(9,015)
Issuance upon exercise of stock options (3,700 common shares and 7,200 common shares for the six months ended June 30, 2015 and 2014, respectively)	(8)	(45)
Shares issued upon vesting of restricted stock unit awards (144,578 and 185,980 common shares for the six months ended June 30, 2015 and 2014, respectively)	(503)	(395)
Balance, end of period	$303,300	$276,269
Accumulated Other Comprehensive Income (loss)
Balance, beginning of period	$(2,907)	$(11,375)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately $833 and ($9,141) for the six months ended June 30, 2015 and 2014, respectively	(1,145)	11,873
Reclassification adjustment for loss included in net income, net of taxes of approximately $28 for the six months ended June 30, 2015	(36)	-
Amortization of actuarial losses, net of taxes of approximately ($268) and ($189) for the six months ended June 30, 2015 and 2014, respectively	345	161
Amortization of prior service credits, net of taxes of approximately $10 and $13 for the six months ended June 30, 2015 and 2014, respectively)	(13)	(10)
Balance, end of period	$(3,756)	$649

Total Stockholders' Equity	$462,136	$460,507

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income, as reported	$14,834	$11,685	$23,567	$21,981
Divided by:
Weighted average common shares outstanding	29,246	30,059	29,321	30,022
Weighted average common stock equivalents	22	31	22	34
Total weighted average common shares outstanding and common stock equivalents	29,268	30,090	29,343	30,056

Basic earnings per common share	$0.51	$0.39	$0.80	$0.73
Diluted earnings per common share (1)	$0.51	$0.39	$0.80	$0.73
Dividend payout ratio	31.4%	38.5%	40.0%	41.1%

(1)	For the three and six months ended June 30, 2015 and 2014, there were no stock options that were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at June 30, 2015 and December 31, 2014. The Company did not hold any securities held-to-maturity at December 31, 2014. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$7,220	$7,220	$-	$-

Total	$7,220	$7,220	$-	$-

During the three months ended June 30, 2015, the Company transferred municipal bonds with an amortized cost and fair value of $4.5 million from available for sale to held-to-maturity. The transferred securities had a weighted average term to maturity of approximately seven months at the time of transfer.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2015:

	Amortized Cost	Gross Unrealized Fair Value	Gross Unrealized Gains	Losses
	(In thousands)
Securites available for sale:
Corporate	$105,852	$104,648	$521	$1,725
Municipals	136,927	139,911	3,114	130
Mutual funds	21,193	21,193	-	-
Other	42,004	42,071	69	2
Total other securities	305,976	307,823	3,704	1,857
REMIC and CMO	530,684	532,662	6,165	4,187
GNMA	12,802	13,080	401	123
FNMA	170,838	170,534	1,635	1,939
FHLMC	13,259	13,398	139	-
Total mortgage-backed securities	727,583	729,674	8,340	6,249
Total securities available for sale	$1,033,559	$1,037,497	$12,044	$8,106

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and fair value of $9.1 million at June 30, 2015.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2014:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites available for sale:
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

Mortgage-backed securities shown in the table above include three private issue CMOs that are collateralized by commercial real estate mortgages with an amortized cost and fair value of $12.4 million at December 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$-	$3,738	$-	$3,738

Recognition of actual losses	-	-	-	-
OTTI charges due to credit loss recorded in earnings	-	-	-	-
Securities sold during the period	-	-	-	-
Securities where there is an intent to sell or requirement to sell	-	-	-	-
Ending balance	$-	$3,738	$-	$3,738

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Gross gains from the sale of securities	$233	$-	$233	$-
Gross losses from the sale of securities	(169)	-	(169)	-

Net gains from the sale of securities	$64	$-	$64	$-

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at June 30, 2015, by contractual maturity.

	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity:(1)
Due in one year or less	$6,140	$6,140
Due after one year through five years	1,080	1,080

Total securities held-to-maturity	$7,220	$7,220

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table details the amortized cost and fair value of the Company’s securities classified as available for sale at June 30, 2015, by contractual maturity.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:(1)
Due in one year or less	$32,046	$32,232
Due after one year through five years	15,000	15,298
Due after five years through ten years	92,077	90,741
Due after ten years	166,853	169,552

Total other securities	305,976	307,823
Mortgage-backed securities	727,583	729,674

Total securities available for sale	$1,033,559	$1,037,497

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities had been in a continuous unrealized loss position at June 30, 2015:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$53,275	$1,725	$38,413	$1,587	$14,862	$138
Municipals	17,077	130	17,077	130	-	-
Other	298	2	298	2	-	-
Total other securities	70,650	1,857	55,788	1,719	14,862	138
REMIC and CMO	245,107	4,187	141,760	1,205	103,347	2,982
GNMA	7,727	123	7,727	123	-	-
FNMA	100,608	1,939	68,604	1,040	32,004	899
Total mortgage-backed securities	353,442	6,249	218,091	2,368	135,351	3,881
Total securities available for sale	$424,092	$8,106	$273,879	$4,087	$150,213	$4,019

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

The Company reviewed each investment that had an unrealized loss at June 30, 2015. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax. Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Corporate:

The unrealized losses in Corporate securities at June 30, 2015 consist of losses on seven Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Municipal Securities:

The unrealized losses in Municipal securities at June 30, 2015, consist of losses on five Municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Other Securities:

The unrealized losses in Other Securities at June 30, 2015, consist of a loss on one single issuer trust preferred security. The unrealized losses on this security were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. This security is currently rated below investment grade. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell this security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this investment to be other-than-temporarily impaired at June 30, 2015.

REMIC and CMO:

The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at June 30, 2015 consist of 12 issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), 14 issues from the Federal National Mortgage Association (“FNMA”) and nine issues from Government National Mortgage Association (“GNMA”). The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2015.

GNMA:

The unrealized losses in GNMA securities at June 30, 2015 consist of a loss on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at June 30, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

FNMA:

The unrealized losses in FNMA securities at June 30, 2015 consist of losses on 17 securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2015.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2014.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2015, we utilized recent third party appraisals of the collateral to measure impairment for $26.0 million, or 65.9%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $13.5 million, or 34.1%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At June 30, 2015, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following table shows loans modified and classified as TDR during the period indicated:

	For the six months ended June 30, 2015
(Dollars in thousands)	Number	Balance	Modification description

Small Business Administration	1	$41	Received a below market interest rate and the loan amortization was extended
Total	1	$41

The recorded investment of the loan modified and classified as a TDR, presented in the table above, was unchanged as there was no principal forgiven in this modification.

The Bank did not modify and classify any loans as TDR during the three months ended June 30, 2015. The Bank did not modify and classify any loans as TDR during the three or six months ended June 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,657	10	$3,034
Commercial real estate	3	2,356	3	2,373
One-to-four family - mixed-use property	7	2,358	7	2,381
One-to-four family - residential	1	349	1	354
Small business administration	1	39	-	-
Commercial business and other	4	2,167	4	2,249

Total performing troubled debt restructured	25	$9,926	25	$10,391

During the six months ended June 30, 2015 one TDR loan of $0.4 million was transferred to non-performing status, which resulted in this loan being included in non-performing loans.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$378	-	$-
Commercial real estate	-	-	1	2,252
One-to-four family - mixed use property	1	187	1	187

Total troubled debt restructurings that subsequently defaulted	2	$565	2	$2,439

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	June 30, 2015	December 31, 2014

Loans ninety days or more past due and still accruing:
Multi-family residential	$-	$676
Commercial real estate	416	820
One-to-four family - mixed-use property	353	405
One-to-four family - residential	13	14
Commercial Business and other	315	386
Total	1,097	2,301

Non-accrual mortgage loans:
Multi-family residential	6,352	6,878
Commercial real estate	2,694	5,689
One-to-four family - mixed-use property	6,238	6,936
One-to-four family - residential	11,329	11,244
Total	26,613	30,747

Non-accrual non-mortgage loans:
Small business administration	170	-
Commercial business and other	537	1,143
Total	707	1,143

Total non-accrual loans	27,320	31,890

Total non-accrual loans and loans ninety days or more past due and still accruing	$28,417	$34,191

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$662	$989	$1,313	$1,979
Less: Interest income included in the results of operations	143	151	301	318
Total foregone interest	$519	$838	$1,012	$1,661

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows an age analysis of our recorded investment in loans at June 30, 2015:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Multi-family residential	$7,289	$-	$6,209	$13,498	$2,004,393	$2,017,891
Commercial real estate	862	417	3,110	4,389	721,747	726,136
One-to-four family - mixed-use property	8,019	588	6,591	15,198	551,862	567,060
One-to-four family - residential	524	354	11,138	12,016	177,557	189,573
Co-operative apartments	-	-	-	-	7,681	7,681
Construction loans	-	-	-	-	3,673	3,673
Small Business Administration	128	-	170	298	11,883	12,181
Taxi medallion	-	-	-	-	21,211	21,211
Commercial business and other	5	466	746	1,217	471,268	472,485
Total	$16,827	$1,825	$27,964	$46,616	$3,971,275	$4,017,891

The following table shows an age analysis of our recorded investment in loans at December 31, 2014:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Multi-family residential	$7,721	$1,729	$7,554	$17,004	$1,906,456	$1,923,460
Commercial real estate	2,171	1,344	6,510	10,025	611,544	621,569
One-to-four family - mixed-use property	10,408	1,154	7,341	18,903	554,876	573,779
One-to-four family - residential	1,751	2,244	11,051	15,046	172,526	187,572
Co-operative apartments	-	-	-	-	9,835	9,835
Construction loans	3,000	-	-	3,000	2,286	5,286
Small Business Administration	90	-	-	90	7,044	7,134
Taxi medallion	-	-	-	-	22,519	22,519
Commercial business and other	6	1,585	740	2,331	445,169	447,500
Total	$25,147	$8,056	$33,196	$66,399	$3,732,255	$3,798,654

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended June 30, 2015:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$8,629	$3,902	$5,429	$1,465	$-	$23	$266	$11	$4,366	$24,091
Charge-offs	(303)	(14)	(394)	(91)	-	-	-	-	(1)	(803)
Recoveries	191	(4)	44	74	-	-	7	-	-	312
Provision (Benefit)	(217)	(158)	101	(15)	-	6	18	-	(251)	(516)
Ending balance	$8,300	$3,726	$5,180	$1,433	$-	$29	$291	$11	$4,114	$23,084
Ending balance: individually evaluated for impairment	$263	$17	$507	$53	$-	$-	$-	$-	$127	$967
Ending balance: collectively evaluated for impairment	$8,037	$3,709	$4,673	$1,380	$-	$29	$291	$11	$3,987	$22,117

Financing Receivables:
Ending Balance	$2,017,891	$726,136	$567,060	$189,573	$7,681	$3,673	$12,181	$21,211	$472,485	$4,017,891
Ending balance: individually evaluated for impairment	$11,562	$5,702	$13,221	$13,662	$613	$-	$348	$-	$5,533	$50,641
Ending balance: collectively evaluated for impairment	$2,006,329	$720,434	$553,839	$175,911	$7,068	$3,673	$11,833	$21,211	$466,952	$3,967,250

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended June 30, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$11,103	$5,379	$7,142	$1,944	$-	$40	$391	$14	$4,257	$30,270
Charge-offs	(69)	(39)	(175)	(37)	-	-	(49)	-	(1)	(370)
Recoveries	134	-	95	97	-	-	51	-	50	427
Provision (Benefit)	(418)	(13)	(69)	(214)	-	(6)	(20)	-	(352)	(1,092)
Ending balance	$10,750	$5,327	$6,993	$1,790	$-	$34	$373	$14	$3,954	$29,235
Ending balance: individually evaluated for impairment	$299	$197	$601	$56	$-	$-	$-	$-	$150	$1,303
Ending balance: collectively evaluated for impairment	$10,451	$5,130	$6,392	$1,734	$-	$34	$373	$14	$3,804	$27,932

Financing Receivables:
Ending Balance	$1,784,111	$510,224	$581,207	$192,895	$9,885	$4,717	$7,543	$25,291	$405,853	$3,521,726
Ending balance: individually evaluated for impairment	$20,613	$16,728	$16,704	$13,505	$-	$570	$-	$-	$7,899	$76,019
Ending balance: collectively evaluated for impairment	$1,763,498	$493,496	$564,503	$179,390	$9,885	$4,147	$7,543	$25,291	$397,954	$3,445,707

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2015:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096
Charge-offs	(400)	(32)	(472)	(244)	-	-	-	-	(52)	(1,200)
Recoveries	214	68	47	74	-	-	27	-	8	438
Provision (Benefit)	(341)	(512)	(235)	(87)	-	(13)	(15)	-	(47)	(1,250)
Ending balance	$8,300	$3,726	$5,180	$1,433	$-	$29	$291	$11	$4,114	$23,084
Ending balance: individually evaluated for impairment	$263	$17	$507	$53	$-	$-	$-	$-	$127	$967
Ending balance: collectively evaluated for impairment	$8,037	$3,709	$4,673	$1,380	$-	$29	$291	$11	$3,987	$22,117

Financing Receivables:
Ending Balance	$2,017,891	$726,136	$567,060	$189,573	$7,681	$3,673	$12,181	$21,211	$472,485	$4,017,891
Ending balance: individually evaluated for impairment	$11,562	$5,702	$13,221	$13,662	$613	$-	$348	$-	$5,533	$50,641
Ending balance: collectively evaluated for impairment	$2,006,329	$720,434	$553,839	$175,911	$7,068	$3,673	$11,833	$21,211	$466,952	$3,967,250

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-offs	(674)	(86)	(258)	(79)	-	-	(49)	-	(125)	(1,271)
Recoveries	141	382	135	165	7	-	61	-	50	941
Provision (Benefit)	(801)	72	788	(375)	(111)	(410)	(97)	14	(1,291)	(2,211)
Ending balance	$10,750	$5,327	$6,993	$1,790	$-	$34	$373	$14	$3,954	$29,235
Ending balance: individually evaluated for impairment	$299	$197	$601	$56	$-	$-	$-	$-	$150	$1,303
Ending balance: collectively evaluated for impairment	$10,451	$5,130	$6,392	$1,734	$-	$34	$373	$14	$3,804	$27,932

Financing Receivables:
Ending Balance	$1,784,111	$510,224	$581,207	$192,895	$9,885	$4,717	$7,543	$25,291	$405,853	$3,521,726
Ending balance: individually evaluated for impairment	$20,613	$16,728	$16,704	$13,505	$-	$570	$-	$-	$7,899	$76,019
Ending balance: collectively evaluated for impairment	$1,763,498	$493,496	$564,503	$179,390	$9,885	$4,147	$7,543	$25,291	$397,954	$3,445,707

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance, allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the six months ended June 30, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$9,232	$10,050	$-	$10,347	$77
Commercial real estate	5,163	5,220	-	6,099	71
One-to-four family mixed-use property	10,160	11,741	-	11,219	103
One-to-four family residential	13,313	16,190	-	13,244	42
Co-operative apartments	613	613	-	204	10
Construction	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	309	309	-	209	6
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,971	3,341	-	3,997	100
Total loans with no related allowance recorded	41,761	47,464	-	45,319	409

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,330	2,330	263	2,508	61
Commercial real estate	539	539	17	1,151	15
One-to-four family mixed-use property	3,061	3,061	507	3,077	84
One-to-four family residential	349	349	53	351	7
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	39	39	-	27	1
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,562	2,562	127	2,627	69
Total loans with an allowance recorded	8,880	8,880	967	9,741	237

Total Impaired Loans:
Total mortgage loans	$44,760	$50,093	$840	$48,200	$470
Total non-mortgage loans	$5,881	$6,251	$127	$6,860	$176

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at June 30, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$3,859	$8,904	$-	$-	$12,763
Commercial real estate	2,697	3,347	-	-	6,044
One-to-four family - mixed-use property	4,944	10,863	-	-	15,807
One-to-four family - residential	997	13,313	-	-	14,310
Co-operative apartments	-	613	-	-	613
Construction loans	-	-	-	-	-
Small Business Administration	241	243	-	-	484
Commercial business and other	1,690	3,879	-	-	5,569
Total loans	$14,428	$41,162	$-	$-	$55,590

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	$23,496	$46,660	$-	$-	$70,156

Commitments to extend credit (principally real estate mortgage loans and business loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $131.4 million and $202.4 million, respectively, at June 30, 2015.

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. At June 30, 2015, the Bank had one multi-family residential loan held for sale of $0.3 million. At December 31, 2014, the Bank did not have any loans classified as held for sale.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended June 30, 2015
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	2	$1,045	$137	$-
Commercial real estate	1	1,311	-	-
One-to-four family - mixed-use property	4	1,150	-	47

Total	7	$3,506	$137	$47

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended June 30, 2014
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	3	$1,478	$76	$-
Commercial real estate	1	430	-	-

Total	4	$1,908	$76	$-

 The following table shows delinquent and non-performing loans sold during the period indicated:

	For the six months ended June 30, 2015
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	4	$1,881	$137	$(2)
Commercial real estate	1	1,311	-	-
One-to-four family - mixed-use property	7	1,836	-	51

Total	12	$5,028	$137	$49

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the six months ended June 30, 2014
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	7	$3,216	$(70)	$-
Commercial real estate	3	2,047	295	-
One-to-four family - mixed-use property	6	2,069	38	-

Total	16	$7,332	$263	$-

7.	Other Real Estate Owned

The following are changes in OREO during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)

Balance at beginning of period	$5,252	$1,700	$6,326	$2,985
Acquisitions	289	491	772	606
Recovery (write-down) of carrying value	(896)	49	(896)	(5)
Sales	(390)	(894)	(1,947)	(2,240)

Balance at end of period	$4,255	$1,346	$4,255	$1,346

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)

Gross gains	$86	$77	$302	$131
Gross losses	-	-	(6)	(30)
Recovery (write-down) of carrying value	(896)	49	(896)	(5)

Total gain (loss)	$(810)	$126	$(600)	$96

We may obtain physical possession of residential real estate collaterizing a consumer mortgage loan via foreclosure on an in-substance repossession. During the three and six months ended June 30, 2015 we did not foreclose on any consumer mortgages through in-substance repossession.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.	Repurchase Agreements

As part of the Company’s strategy to finance investment opportunities and manage its cost of funds, the Company enters into repurchase agreements with broker-dealers and the Federal Home Loan Bank of New York (“FHLB-NY”). These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The securities underlying the agreements are delivered to the broker-dealers or the FHLB-NY who arrange the transaction. The securities remain registered in the name of the Company and are returned upon the maturity of the agreement. The Company retains the right of substitution of collateral throughout the terms of the agreements. As a condition of the repurchase agreements the Company is required to provide sufficient collateral. If the fair value of the collateral were to fall below the required level, the Company is obligated to pledge additional collateral. All the repurchase agreements are collateralized by mortgage-backed securities.

The following table shows securities pledged and remaining maturity of repurchase agreements held during the period indicated:

	At June 30, 2015
	Remaining Contractual Maturity of Agreements
	Less than 1 year	1 year to 3 years	Over 3 years	Total
	(In thousands)
Repurchase agreements:
Mortgage-backed securities	$18,000	$58,000	$40,000	$116,000
Total repurchase agreements	$18,000	$58,000	$40,000	$116,000

The fair value of the collateral pledged for the repurchase agreements above was $134.4 million at June 30, 2015.

9.	Stock-Based Compensation

For the three months ended June 30, 2015 and 2014, the Company’s net income, as reported, includes $0.9 million and $0.6 million, respectively, of stock-based compensation costs and $0.3 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans. For the six months ended June 30, 2015 and 2014, the Company’s net income, as reported, includes $3.6 million and $3.1 million, respectively, of stock-based compensation costs and $1.4 million and $1.2 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended June 30, 2015, the Company granted 3,600 restricted stock units. There were no restricted stock units granted during the three months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, the Company granted 318,120 and 264,095 restricted stock units, respectively. There were no stock options granted during the three and six months ended June 30, 2015 and 2014.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (the “Prior Plans”). At June 30, 2015, there were 783,230 shares available for delivery in connection with awards under the 2014 Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate at or for the six months ended June 30, 2015:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2014	373,154	$16.75
Granted	318,120	19.10
Vested	(258,700)	17.37
Forfeited	(7,320)	18.42
Non-vested at June 30, 2015	425,254	$18.10

Vested but unissued at June 30, 2015	288,426	$18.08

As of June 30, 2015, there was $6.7 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of awards vested for the three months ended June 30, 2015 was $0.8 million. There were no awards vested for the three months ended June 30, 2014. The total fair value of awards vested for the six months ended June 30, 2015 and 2014 was $4.9 million and $4.1 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates. As of June 30, 2015, there is no remaining unrecognized compensation cost related to stock options granted.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes certain information regarding the stock option awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)*

Outstanding at December 31, 2014	154,915	$15.19
Granted	-	-
Exercised	(9,725)	16.65
Forfeited	-	-
Outstanding at June 30, 2015	145,190	$15.09	3.1	$860

* The intrinsic value of a stock option is the difference between the fair value of the underlying stock and the exercise price of the option.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three and six months ended June 30, 2015 and 2014 are provided in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2015	2014	2015	2014
Proceeds from stock options exercised	$142	$87	$142	$429
Fair value of shares received upon exercised of stock options	-	812	20	1,290
Tax benefit related to stock options exercised	8	24	9	93
Intrinsic value of stock options exercised	31	105	33	317

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President II and above and completed one year of service. However, all Senior Vice Presidents level III and Vice Presidents who were participants on January 31, 2015 remain eligible to participate in the phantom stock plan. Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current fair value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for the first 5 years of employment and are 100% vested thereafter. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2015:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2014	67,113	$20.27
Granted	11,729	19.28
Forfeited	(2)	20.58
Distributions	(451)	19.64
Outstanding at June 30, 2015	78,389	$21.01
Vested at June 30, 2015	78,119	$21.01

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $85,000 and ($25,000) for the three months ended June 30, 2015 and 2014, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 and $7,000 for the three months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense for the Phantom Stock Plan of $94,000 and $17,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the six months ended June 30, 2015 and 2014 was $9,000 and $13,000, respectively.

10.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014

Employee Pension Plan:
Interest cost	$221	$223	$442	$446
Amortization of unrecognized loss	290	190	581	380
Expected return on plan assets	(350)	(336)	(700)	(672)
Net employee pension expense	$161	$77	$323	$154

Outside Director Pension Plan:
Service cost	$11	$13	$22	$26
Interest cost	24	29	48	58
Amortization of unrecognized gain	(14)	(15)	(28)	(30)
Amortization of past service liability	10	10	20	20
Net outside director pension expense	$31	$37	$62	$74

Other Postretirement Benefit Plans:
Service cost	$95	$90	$190	$180
Interest cost	75	63	150	126
Amortization of unrecognized loss	30	-	60	-
Amortization of past service credit	(22)	(22)	(43)	(43)
Net other postretirement expense	$178	$131	$357	$263

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2014 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2015. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2015, the Company has contributed $76,000 to the Outside Director Pension Plan and $37,000 to the Other Postretirement Benefit Plans. As of June 30, 2015, the Company has not revised its expected contributions for the year ending December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2015, the Company carried financial assets and financial liabilities under the fair value option with fair values of $32.2 million and $29.5 million, respectively. At December 31, 2014, the Company carried financial assets and financial liabilities under the fair value option with fair values of $32.6 million and $28.8 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the six months ended June 30, 2015. The Company elected to measure at fair value securities with a cost of $5.0 million that were purchased during the six months ended June 30, 2014. During the six months ended June 30, 2014, the Company sold financial assets carried under the fair value option totaling $1.9 million.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(Dollars in thousands)	2015	2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Mortgage-backed securities	$4,037	$4,678	$(28)	$24	$(36)	$72
Other securities	28,122	27,915	(108)	172	89	497
Borrowed funds	29,476	28,771	(1,229)	154	(705)	179
Net gain (loss) from fair value adjustments (1) (2)			$(1,365)	$350	$(652)	$748

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $2.1 million and ($0.8) million for the three months ended June 30, 2015 and 2014, respectively, from the change in the fair value of interest rate swaps.

(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $0.8 million and ($1.8) million for the six months ended June 30, 2015 and 2014, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2015 and December 31, 2014. The fair value of borrowed funds includes accrued interest payable of $0.1 million at June 30, 2015 and December 31, 2014.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at June 30, 2015 and December 31, 2014.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2015 and December 31, 2014, Level 2 included mortgage related securities, corporate debt, certain municipal securities, mutual funds and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2015 and December 31, 2014, Level 3 included certain municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at June 30, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$729,674	$704,933	$-	$-	$729,674	$704,933
Other securities	-	-	292,698	245,768	15,125	22,609	307,823	268,377
Interest rate swaps	-	-	94	84	-	-	94	84

Total assets	$-	$-	$1,022,466	$950,785	$15,125	$22,609	$1,037,591	$973,394

Liabilities:
Borrowings	$-	$-	$-	$-	$29,476	$28,771	$29,476	$28,771
Interest rate swaps	-	-	1,711	2,649	-	-	1,711	2,649

Total liabilities	$-	$-	$1,711	$2,649	$29,476	$28,771	$31,187	$31,420

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended June 30, 2015
	Municipals	Trust preferred securities	Junior subordinated debentures
		(In thousands)
Beginning balance	$14,464	$7,189	$28,245
Transfer to held-to-maturity	(4,510)	-	-
Principal repayments	(55)	-	-
Maturities	(2,000)	-	-
Net gain from fair value adjustment of financial assets included in earnings (1)	-	37	-
Net loss from fair value adjustment of financial liabilities included in earnings (1)	-	-	1,229
Increase in accrued interest payable	-	-	2
Change in unrealized gains included in other comprehensive income	-	-	-
Ending balance	$7,899	$7,226	$29,476
Changes in unrealized gains (losses) held at period end	$-	$-	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended June 30, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
		(In thousands)
Beginning balance	$10,170	$13,059	$29,541
Purchases	475	-	-
Principal repayments	(53)	-	-
Net gain from fair value adjustment of financial assets included in earnings (1)	-	29	-
Net gain from fair value adjustment of financial liabilities included in earnings (1)	-	-	(154)
Increase in accrued interest payable	-	-	1
Change in unrealized gains (losses) included in other comprehensive income	-	273	-
Ending balance	$10,592	$13,361	$29,388
Changes in unrealized gains (losses) held at period end	$-	$273	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the six months ended June 30, 2015
	Municipals	Trust preferred securities	Junior subordinated debentures
		(In thousands)
Beginning balance	$15,519	$7,090	$28,771
Transfer to held-to-maturity	(4,510)	-	-
Purchases	1,000	-	-
Principal repayments	(110)	-	-
Maturities	(4,000)	-	-
Net gain from fair value adjustment of financial assets included in earnings (1)	-	131	-
Net loss from fair value adjustment of financial liabilities included in earnings (1)	-	-	705
Decrease in accrued interest payable	-	-	-
Change in unrealized gains (losses) included in other comprehensive income	-	5	-
Ending balance	$7,899	$7,226	$29,476
Changes in unrealized gains (losses) held at period end	$-	$5	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the six months ended June 30, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
		(In thousands)
Beginning balance	$9,223	$14,935	$29,570
Purchases	2,475	-	-
Principal repayments	(1,106)	-	-
Sales	-	(1,871)	-
Net gain from fair value adjustment of financial assets included in earnings (1)	-	55	-
Net gain from fair value adjustment of financial liabilities included in earnings (1)	-	-	(179)
Decrease in accrued interest payable	-	-	(3)
Change in unrealized gains (losses) included in other comprehensive income	-	242	-
Ending balance	$10,592	$13,361	$29,388
Changes in unrealized gains (losses) held at period end	$-	$242	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the three and six months ended June 30, 2015 and 2014, there were no transfers between Levels 1, 2 and 3.

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of June 30, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Municipals	$7,899	Discounted cash flows	Discount rate		4.0%		(4.0%)

Trust Preferred Securities	$7,226	Discounted cash flows	Discount rate	7.0%	-	7.1%	(7.1%)

Liabilities:

Junior subordinated debentures	$29,476	Discounted cash flows	Discount rate		7.0%		(7.0%)

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at June 30, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Assets:
Loans held for sale	$-	$-	$-	$-	$300	$-	$300	$-
Impaired loans					16,912	22,174	16,912	22,174
Other real estate owned	-	-	-	-	4,255	6,326	4,255	6,326

Total assets	$-	$-	$-	$-	$21,467	$28,500	$21,467	$28,500

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of June 30, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Loans held for sale	$300	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales		59.6%		(59.6%)
			Loss severity discount

Impaired loans	$3,910	Income approach	Capitalization rate	7.3%	to	8.0%	(7.7%)
			Loss severity discount	0.5%	to	55.4%	(15.7%)

Impaired loans	$5,587	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	40.0%	(-5.9%)
			Loss severity discount	0.2%	to	89.4%	(13.2%)

Impaired loans	$7,415	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	(-2.3%)
			Capitalization rate	5.6%	to	11.0%	(7.5%)
			Loss severity discount	0.9%	to	50.7%	(16.3%)

Other real estate owned	$158	Income approach	Capitalization rate		12.0%		(12.0%)
			Loss severity discount		16.1%		(16.1%)

Other real estate owned	$4,097	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-41.5%	to	25.0%	(0.0%)
			Loss severity discount	1.6%	to	66.2%	(18.5%)

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

The estimated fair value of each material class of financial instruments at June 30, 2015 and December 31, 2014 and the related methods and assumptions used to estimate fair value are as follows:

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Securities:

The estimated fair values of securities are contained in Note 4 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices (Level 1 input), where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued (Level 2 input). When there is limited activity or less transparency around inputs to the valuation, securities are valued using (Level 3 input).

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

At June 30, 2015 and December 31, 2014, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at June 30, 2015:

	June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and due from banks	$36,599	$36,599	$36,599	$-	$-
Securities held-to-maturity	7,220	7,220	-	-	7,220
Mortgage-backed securities available for sale	729,674	729,674	-	729,674	-
Other securities available for sale	307,823	307,823	-	292,698	15,125
Loans	4,031,142	4,078,118	-	-	4,078,118
FHLB-NY stock	49,926	49,926	-	49,926	-
Interest rate swaps	94	94	-	94	-

Total assets	$5,162,478	$5,209,454	$36,599	$1,072,392	$4,100,463

Liabilities:
Deposits	$3,698,332	3,785,530	$2,322,826	$1,462,704	$-
Borrowings	1,115,435	1,130,046	-	1,100,570	29,476
Interest rate swaps	1,711	1,711	-	1,711	-

Total liabilities	$4,815,478	$4,917,287	$2,322,826	$2,564,985	$29,476

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at December 31, 2014:

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and due from banks	$34,265	$34,265	$34,265	$-	$-
Mortgage-backed Securities	704,933	704,933	-	704,933	-
Other securities	268,377	268,377	-	245,768	22,609
Loans	3,810,373	3,871,087	-	-	3,871,087
FHLB-NY stock	46,924	46,924	-	46,924	-
Interest rate swaps	84	84	-	84	-

Total assets	$4,864,956	$4,925,670	$34,265	$997,709	$3,893,696

Liabilities:
Deposits	$3,508,598	$3,524,123	$2,202,775	$1,321,348	$-
Borrowings	1,056,492	1,070,428	-	1,041,657	28,771
Interest rate swaps	2,649	2,649	-	2,649	-

Total liabilities	$4,567,739	$4,597,200	$2,202,775	$2,365,654	$28,771

12.	Derivative Financial Instruments

At June 30, 2015 and December 31, 2014, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use interest rate swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At June 30, 2015 and December 31, 2014, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At June 30, 2015 and December 31, 2014, derivatives with a combined notional amount of $19.4 million and $14.5 million, respectively, were designated as fair value hedges. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income. The portion of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2015:

	Notional Amount	Net Carrying Value (1)
	(In thousands)
Interest rate swaps (non-hedge)	$36,321	$(1,367)
Interest rate swaps (hedge)	4,087	94
Interest rate swaps (hedge)	15,305	(344)
Total derivatives	$55,713	$(1,617)

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2014:

	Notional Amount	Net Carrying Value (1)
	(In thousands)
Interest rate swaps (non-hedge)	$36,321	$(2,239)
Interest rate swaps (hedge)	4,131	84
Interest rate swaps (hedge)	10,340	(410)
Total derivatives	$50,792	$(2,565)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2015	2014	2015	2014
Financial Derivatives:
Interest rate swaps (non-hedge)	$(2,125)	$(719)	$871	$(1,733)
Interest rate swaps (hedge)	(8)	(33)	(46)	(61)
Net Gain (loss) (1)	$(2,133)	$(752)	$825	$(1,794)

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

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

Income tax provisions are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2015	2014	2015	2014
Federal:
Current	$11,153	$5,675	$14,067	$8,412
Deferred	(3,998)	(162)	(2,660)	1,859
Total federal tax provision	7,155	5,513	11,407	10,271
State and Local:
Current	4,148	2,102	4,855	3,368
Deferred	(1,782)	(17)	(1,195)	886
Total state and local tax provision	2,366	2,085	3,660	4,254
Total income tax provision	$9,521	$7,598	$15,067	$14,525

The effective tax rate was 39.1% and 39.4% for the three months ended June 30, 2015 and 2014, respectively, and 39.0% and 39.8% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to the prior year being affected by changes in New York State tax code passed on March 31, 2014, which resulted in a reduction in the Company’s deferred tax assets and a corresponding increase in tax expense during the three and six months ended June 30, 2014.

On April 13, 2015, the Governor of New York signed the New York State 2015 budget, which included changes to the New York City tax code. The approved budget changes the manner in which the Bank’s tax liability is calculated for New York City. Based on our review of the changes to the New York City tax code, we do not anticipate a significant change to the Company’s tax expense.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended June 30,				For the six months ended June 30,
(dollars in thousands)	2015		2014		2015		2014
Taxes at federal statutory rate	$8,524	35.0%	$6,749	35.0%	$13,522	35.0%	$12,777	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,538	6.3	1,355	7.0	2,379	6.2	2,765	7.6
Other	(541)	(2.2)	(506)	(2.6)	(834)	(2.2)	(1,017)	(2.8)
Taxes at effective rate	$9,521	39.1%	$7,598	39.4%	$15,067	39.0%	$14,525	39.8%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company has recorded a deferred tax asset of $30.7 million at June 30, 2015, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $18.9 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at June 30, 2015.

14.	Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the six months ended June 30, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income before reclassifications, net of tax	(1,145)	-	(1,145)

Amounts reclassified from accumulated other comprehensive income, net of tax	(36)	332	296

Net current period other comprehensive income, net of tax	(1,181)	332	(849)

Ending balance, net of tax	$2,211	$(5,967)	$(3,756)

The following table sets forth the changes in accumulated other comprehensive income by component for the six months ended June 30, 2014:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(8,522)	$(2,853)	$(11,375)
Other comprehensive income before reclassifications, net of tax	11,873	-	11,873

Amounts reclassified from accumulated other comprehensive income, net of tax	-	151	151

Net current period other comprehensive income, net of tax	11,873	151	12,024

Ending balance, net of tax	$3,351	$(2,702)	$649

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth significant amounts reclassified from accumulated other comprehensive income by component for the three months ended June 30, 2015:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains on available for sale securities:	$64		Net gain on sale of securities
	(28)		Tax expense
	$36		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(306)	(1)	Other expense
Prior service credits	12	(1)	Other expense
	(294)		Total before tax
	130		Tax benefit
	$(164)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the three months ended June 30, 2014:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(175)	(1)	Other expense
Prior service credits	12	(1)	Other expense
	(163)		Total before tax
	72		Tax benefit
	$(91)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the six months ended June 30, 2015:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains on available for sale securities:	$64		Net gain on sale of securities
	(28)		Tax expense
	$36		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(613)	(1)	Other expense
Prior service credits	23	(1)	Other expense
	(590)		Total before tax
	258		Tax benefit
	$(332)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the six months ended June 30, 2014:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(350)	(1)	Other expense
Prior service credits	23	(1)	Other expense
	(327)		Total before tax
	176		Tax benefit
	$(151)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

15.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of June 30, 2015, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2015		December 31, 2014
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$483,407	9.13%	$472,251	9.63%
Requirement to be well capitalized	264,746	5.00	245,254	5.00
Excess	218,661	4.13	226,997	4.63
Common Equity Tier I risk-based capital:
Capital level	$483,407	13.07%	n/a	n/a
Requirement to be well capitalized	240,326	6.50	n/a	n/a
Excess	243,081	6.57	n/a	n/a
Tier 1 risk-based capital:
Capital level	$483,407	13.07%	$472,251	13.87%
Requirement to be well capitalized	295,786	8.00	204,345	6.00
Excess	187,621	5.07	267,906	7.87
Total risk-based capital:
Capital level	$506,491	13.70%	$497,347	14.60%
Requirement to be well capitalized	369,732	10.00	340,589	10.00
Excess	136,759	3.70	156,758	4.60

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2015, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2015		December 31, 2014
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$478,658	9.06%	$471,233	9.62%
Requirement to be well capitalized	264,295	5.00	244,960	5.00
Excess	214,363	4.06	226,273	4.62
Common Equity Tier I risk-based capital:
Capital level	$450,169	12.20%	n/a	n/a
Requirement to be well capitalized	239,927	6.50	n/a	n/a
Excess	210,242	5.70	n/a	n/a
Tier 1 risk-based capital:
Capital level	$478,658	12.97%	$471,233	13.87%
Requirement to be well capitalized	295,295	8.00	203,878	6.00
Excess	183,363	4.97	267,355	7.87
Total risk-based capital:
Capital level	$501,742	13.59%	$496,329	14.61%
Requirement to be well capitalized	369,119	10.00	339,797	10.00
Excess	132,623	3.59	156,532	4.61

16.	New Authoritative Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04 to clarify that when an in substance repossession or  foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014- 04 is effective for annual reporting periods beginning after December 15, 2014.  Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition.

In May 2014, the FASB issued ASU 2014-09 which provides new guidance that supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In June 2014, the FASB issued ASU 2014-11 which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.” The amendments require two accounting changes. First, the amendments change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures regarding repurchase agreements. The amendments are effective for the first interim or annual period beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is prohibited. The amendments regarding disclosures for certain transactions accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. Adoption of this update did not have a material effect on the Company’s consolidated results of operation or financial condition. (See Note 8 of Notes to Consolidated Financial Statements “Repurchase Agreements”.)

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

Our investment policy, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate risk and credit risk, to complement our lending activities and to provide and maintain liquidity. In establishing our investment strategies, we consider our business and growth strategies, the economic environment, our interest rate risk exposure, our interest rate sensitivity “gap” position, the types of securities to be held and other factors. We classify our investment securities as available for sale or held-to-maturity.

We carry a portion of our financial assets and financial liabilities at fair value and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Income and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 11 of the Notes to the Consolidated Financial Statements.

The second quarter of 2015 continued the trend of improving credit quality, as we continued to see improvements in non-performing assets. Non-performing assets were $32.8 million at June 30, 2015, which was a decrease of $5.0 million, or 13.1%, from March 31, 2015. The decrease in non-performing assets and our ability to minimize charge-offs has allowed us to record a benefit of $0.5 million in our reserve for loan losses during the three months ended June 30, 2015, which is the sixth consecutive quarter of recording a benefit. Non-accrual loans decreased $2.2 million, or 7.3%, during the second quarter to $27.5 million, and are at their lowest level since the fourth quarter of 2008. During the second quarter of 2015 we sold seven delinquent loans with a book value of $3.3 million, receiving $3.5 million upon sale. Net charge-offs for the three months ended June 30, 2015 were $0.5 million. We continued our practice of obtaining updated appraisals and recording charge-offs based on these current values as opposed to adding to the allowance for loan losses. This process has ensured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans collateralized by real estate was 47.0% at June 30, 2015.

Net loans increased $34.1 million, or 0.9%, during the second quarter of 2015. Loan originations and purchases for the three months ended June 30, 2015 totaled $196.9 million. The quarter included the purchase of loan participations of $14.8 million in commercial business loans, at a yield of 2.89%. We continued our focus on the origination and purchase of multi-family real estate, commercial real estate and commercial business loans as originations and purchases of these loan types accounted for 87.1% of the quarter’s originations. We also saw an improvement in the yield on loan originations as the average rate of originations was 3.79% in the second quarter of 2015, compared to 3.55% in the first quarter of 2015. Loan applications in process have continued to remain strong, totaling $469.2 million at June 30, 2015 compared to $317.3 million at March 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

During the current quarter we completed the previously announced move of our headquarters to RXR Plaza. The new office space allows us to bring a majority of our non-branch staff into one location providing efficiencies and synergies which were not available when the staff was spread throughout many different locations. As part of the move we also opened a new full-service branch at the same location. Additionally, during the current quarter we sold three of our branch buildings in a sale leaseback transaction, realizing a gain on sale of $12.7 million, of which $6.5 million was recognized in earnings during the three months ended June 30, 2015 and $6.2 million will be deferred and recognized over the term of the branch leases.

Our net interest margin for the second quarter of 2015 was 3.03%, a decrease of six basis points from the first quarter of 2015. However, net interest income increased $0.6 million to $38.1 million, compared to the first quarter of 2015, due to the growth in interest earning assets. Excluding prepayment penalty income and additional interest collected from non-accrual loans, the net interest margin decreased four basis points to 2.90% for the three months ended June 30, 2015 from 2.94% for the three months ended March 31, 2015.

At June 30, 2015, the Bank continues to be well-capitalized under regulatory requirements, with Tier 1, Common Equity Tier 1 Risk-based, Tier 1 Risk-based and Total Risk-based capital ratios of 9.13%, 13.07%, 13.07% and 13.70%, respectively. The Company is also subject to the same regulatory requirements. At June 30, 2015, the Company’s capital ratios for Tier 1, Common Equity Tier 1 Risk-based, Tier 1 Risk-based and Total Risk-based capital ratios were 9.06%, 12.20%, 12.97% and 13.59%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

JUNE 30, 2015 AND 2014

General. Net income for the three months ended June 30, 2015 was $14.8 million, an increase of $3.1 million, or 26.9%, compared to $11.7 million for the three months ended June 30, 2014. Diluted earnings per common share were $0.51 for the three months ended June 30, 2015, an increase of $0.12, or 30.8%, from $0.39 for the three months ended June 30, 2014.

Return on average equity increased to 12.7% for the three months ended June 30, 2015 from 10.3% for the three months ended June 30, 2014. Return on average assets increased to 1.1% for the three months ended June 30, 2015 from 1.0% for the three months ended June 30, 2014.

Interest Income. Total interest and dividend income increased $0.7 million, or 1.3%, to $50.2 million for the three months ended June 30, 2015 from $49.6 million for the three months ended June 30, 2014. The increase in interest income was primarily attributable to an increase of $454.9 million in the average balance of interest-earning assets to $5,033.7 million for the three months ended June 30, 2015 from $4,578.8 million for the comparable prior year period, partially offset by a decrease of 34 basis points in the yield of interest-earning assets to 3.99% for the three months ended June 30, 2015 from 4.33% in the comparable prior year period. The 34 basis point decline in the yield of interest-earning assets was primarily due to a 45 basis point reduction in the yield of the loan portfolio to 4.43% for the three months ended June 30, 2015 from 4.88% for the three months ended June 30, 2014, combined with a 22 basis point decline in the yield on total securities to 2.46% for the three months ended June 30, 2015 from 2.68% for the comparable prior year period. The yield of interest-earning assets was positively impacted by an increase of $496.0 million in the average balance of total loans, net to $3,981.9 million for the three months ended June 30, 2015 from $3,485.9 million for the comparable prior year period and a decrease of $60.7 million in the average balance of the lower yielding total securities portfolio to $992.0 million for the three months ended June 30, 2015 from $1,052.7 million for the comparable prior year period. The 45 basis point decrease in the yield of the loan portfolio was primarily due to the decline in the rates earned on new loan originations, existing loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income, the yield on the total loans, net, decreased 44 basis points to 4.28% for the three months ended June 30, 2015 from 4.72% for the three months ended June 30, 2014. The 22 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $0.7 million, or 5.2%, to $12.1 million for the three months ended June 30, 2015 from $12.7 million for the three months ended June 30, 2014. The decrease in interest expense was primarily due to a 17 basis point decrease in interest-bearing liabilities to 1.06% for the three months ended June 30, 2015 from 1.23% for the comparable prior year period. The 17 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of 48 basis points and 28 basis points in the cost of certificates of deposit and borrowed funds, respectively. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates. These decreases were partially offset by increases of 14 basis points and 25 basis points in the cost of money market accounts and savings accounts, respectively, for the three months ended June 30, 2015 from the comparable prior year period. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, which will allow us to invest these funds in higher yielding assets. The cost of savings accounts increased as we increased the rate we pay on some of our savings products to attract additional deposits. Additionally, the cost of interest-bearing liabilities was negatively affected by increases of $187.4 million and $66.9 million in the average balance of higher costing certificates of deposit and borrowed funds, respectively, during the three months ended June 30, 2015, which was partially offset by an increase of $141.8 million in the average balance of lower costing core deposits during the three months ended June 30, 2015 to $2,075.5 million from $1,933.7 million for the comparable prior year period.

Net Interest Income. For the three months ended June 30, 2015, net interest income was $38.1 million, an increase of $1.3 million, or 3.6%, from $36.8 million for the three months ended June 30, 2014. The increase in net interest income was primarily attributable to an increase of $454.9 million in the average balance of interest-earning assets to $5,033.7 million for the three months ended June 30, 2015 from $4,578.8 million for the comparable prior year period, partially offset by a 17 basis point decrease in the net interest spread to 2.93% for the three months ended June 30, 2015 from 3.10% for the comparable prior year period. The yield on interest-earning assets decreased 34 basis points to 3.99% for the three months ended June 30, 2015 from 4.33% for the three months ended June 30, 2014, while the cost of interest-bearing liabilities decreased 17 basis points to 1.06% for the three months ended June 30, 2015 from 1.23% for the comparable prior year period. The net interest margin declined 19 basis points to 3.03% for the three months ended June 30, 2015 from 3.22% for the three months ended June 30, 2014. The three months ended June 30, 2015 included $0.1 million in additional interest collected from non-accrual loans compared to $0.4 million recorded during the three months ended June 30, 2014. Excluding this additional interest collected from non-accrual loans, the net interest margin decreased 16 basis points to 3.02% for the three months ended June 30, 2015 from 3.18% for the three months ended June 30, 2014. Further excluding prepayment penalty income of $1.5 million and $1.3 million recorded during the three months ended June 30, 2015 and 2014, respectively, the net interest margin decreased 17 basis points to 2.90% for the three months ended June 30, 2015, compared to 3.07% for the three months ended June 30, 2014.

Benefit for Loan Losses. The benefit for loan losses for the three months ended June 30, 2015 was $0.5 million, a decrease of $0.6 million, or 52.7% from a benefit of $1.1 million during the comparable prior year period. The benefit recorded during the three months ended June 30, 2015 was primarily due to the continued improvement in credit conditions and an improvement in the impact of the qualitative factors used in the calculation of the allowance for loan losses. During the three months ended June 30, 2015, non-accrual loans decreased $2.2 million to $27.5 million from $29.6 million at March 31, 2015 and net charge-offs continued to be minimal at $0.5 million, or five basis points of average loans, for the three months ended June 30, 2015. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 47.0% at June 30, 2015. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $0.5 million for the three months ended June 30, 2015. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended June 30, 2015 was $9.9 million, an increase of $8.0 million, or 400.9% from $2.0 million for the three months ended June 30, 2014. The increase in non-interest income was primarily due to increases of $6.5 million in net gains on sale of buildings and $1.2 million in net gains from fair value adjustments, as the current period included net gains from fair value adjustments of $0.8 million compared to net losses from fair value adjustments of $0.4 million recorded in the comparable prior year period.

Non-Interest Expense. Non-interest expense was $24.2 million for the three months ended June 30, 2015, an increase of $3.6 million, or 17.6%, from $20.6 million for the three months ended June 30, 2014. The increase in non-interest expense was primarily due to an increase of $1.6 million in other operating expense and an increase of $1.2 million in salaries and benefits, primarily due to increases in staffing in the lending, technology, risk/compliance and retail departments, as well as an increase in restricted stock expense. The increase in other operating expense was primarily due to the three months ended June 30, 2015 including a write-down of $0.8 million on one OREO to reduce the carrying value of the property to its anticipated net selling price, $0.4 million in expenses related to the move of our corporate headquarters and $0.3 million in expenses related to the growth of the Bank. The current period also included an increase of $0.7 million in occupancy and equipment primarily due to increases in rent expense of $0.4 million for our new corporate headquarters and new branch at the same location and $0.3 million from additional space in Manhattan for Business Bankers and a new branch location, which we expect to open in the third quarter of 2015. The efficiency ratio increased to 57.5% for the three months ended June 30, 2015 from 52.9% for the three months ended June 30, 2014, primarily due to the increased expenses discussed above.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Income before Income Taxes. Income before the provision for income taxes increased $5.1 million, or 26.3%, to $24.4 million for the three months ended June 30, 2015 from $19.3 million for the three months ended June 30, 2014 for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $1.9 million, or 25.3%, to $9.5 million for the three months ended June 30, 2015 from $7.6 million for the three months ended June 30, 2014, primarily due to the increase in income before income taxes as discussed above. The effective tax rate was 39.1% and 39.4% for the three months ended June 30, 2015 and 2014, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

General. Net income for the six months ended June 30, 2015 was $23.6 million, an increase of $1.6 million, or 7.2%, compared to $22.0 million for the six months ended June 30, 2014. Diluted earnings per common share were $0.80 for the six months ended June 30, 2015, an increase of $0.07, or 9.6%, from $0.73 for the six months ended June 30, 2014.

Return on average equity increased to 10.2% for the six months ended June 30, 2015, from 9.9% for the six months ended June 30, 2014. Return on average assets was 0.9% for the six months ended June 30, 2015 and 2014.

Interest Income. Total interest and dividend income increased $1.0 million, or 1.0%, to $99.8 million for the six months ended June 30, 2015 from $98.8 million for the six months ended June 30, 2014. The increase in interest income was primarily attributable to an increase of $415.6 million in the average balance of interest-earning assets to $4,948.1 million for the six months ended June 30, 2015 from $4,532.6 million for the comparable prior year period, partially offset by a decrease of 33 basis points in the yield of interest-earning assets to 4.03% for the six months ended June 30, 2015 from 4.36% in the comparable prior year period. The 33 basis point decline in the yield of interest-earning assets was primarily due to a 44 basis point reduction in the yield of the loan portfolio to 4.48% for the six months ended June 30, 2015 from 4.92% for the six months ended June 30, 2014, combined with a 24 basis point decline in the yield on total securities to 2.46% for the six months ended June 30, 2015 from 2.70% for the comparable prior year period. The yield of interest-earning assets was positively impacted by an increase of $476.3 million in the average balance of total loans, net to $3,915.2 million for the three months ended June 30, 2015 from $3,438.9 million for the comparable prior year period and a decrease of $65.1 million in the average balance of the lower yielding total securities portfolio to $981.3 million for the three months ended June 30, 2015 from $1,046.4 million for the comparable prior year period. The 44 basis point decrease in the yield of the loan portfolio was primarily due to the decline in the rates earned on new loan originations, existing loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income, the yield on total loans, net, decreased 43 basis points to 4.34% for the six months ended June 30, 2015 from 4.77% for the six months ended June 30, 2014. The 24 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio.

Interest Expense. Interest expense decreased $1.4 million, or 5.5%, to $24.1 million for the six months ended June 30, 2015 from $25.5 million for the six months ended June 30, 2014. The decrease in interest expense was primarily due to a 16 basis point decrease in interest-bearing liabilities to 1.08% for the six months ended June 30, 2015 from 1.24% for the comparable prior year period. The 16 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of 45 basis points and 27 basis points in the cost of certificates of deposit and borrowed funds, respectively. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates. These decreases were partially offset by increases of 12 basis points and 23 basis points in the cost of money market accounts and savings accounts, respectively, for the six months ended June 30, 2015 from the comparable prior year period. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, which will allow us to invest these funds in higher yielding assets. The cost of savings accounts increased as we increased the rate we pay on some of our savings products to attract additional deposits. Additionally, the cost of interest-bearing liabilities was negatively affected by increases of $187.7 million and $52.5 million in the average balance of higher costing certificates of deposit and borrowed funds, respectively, during the six months ended June 30, 2015, which was partially offset by an increase of $115.6 million in the average balance of lower costing core deposits during the six months ended June 30, 2015 to $2,049.0 million from $1,933.4 million for the comparable prior year period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. For the six months ended June 30, 2015, net interest income was $75.7 million, an increase of $2.4 million, or 3.2%, from $73.3 million for the six months ended June 30, 2014. The increase in net interest income was primarily attributable to an increase of $415.6 million in the average balance of interest-earning assets to $4,948.1 million for the six months ended June 30, 2015 from $4,532.6 million for the comparable prior year period, partially offset by a 17 basis point decrease in the net interest spread to 2.95% for the six months ended June 30, 2015 from 3.12% for the comparable prior year period. The yield on interest-earning assets decreased 33 basis points to 4.03% for the six months ended June 30, 2015 from 4.36% for the six months ended June 30, 2014, while the cost of interest-bearing liabilities decreased 16 basis points to 1.08% for the six months ended June 30, 2015 from 1.24% for the comparable prior year period. The net interest margin declined 18 basis points to 3.06% for the six months ended June 30, 2015 from 3.24% for the six months ended June 30, 2014. Each of the six months ended June 30, 2015 and June 30, 2014 included $0.7 million in additional interest collected from non-accrual loans. Excluding this additional interest collected from non-accrual loans, the net interest margin decreased 17 basis points to 3.03% for the six months ended June 30, 2015 from 3.20% for the six months ended June 30, 2014. Further excluding prepayment penalty income of $2.7 million and $2.6 million recorded during the six months ended June 30, 2015 and 2014, respectively, the net interest margin decreased 17 basis points to 2.92% for the six months ended June 30, 2015, compared to 3.09% for the six months ended June 30, 2014.

Benefit for Loan Losses. The benefit for loan losses for the six months ended June 30, 2015 was $1.3 million, a decrease of $1.0 million, or 43.5%, from a benefit of $2.2 million during the comparable prior year period. The benefit recorded during the six months ended June 30, 2015 was primarily due to the continued improvement in credit conditions and an improvement in the impact of the qualitative factors used in the calculation of the allowance for loan losses. During the six months ended June 30, 2015, non-accrual loans decreased $4.4 million to $27.5 million from $31.9 million at December 31, 2014 and net charge-offs continued to be minimal at $0.8 million, or four basis points of average loans, for the six months ended June 30, 2015. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 47.0% at June 30, 2015. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $1.3 million for the six months ended June 30, 2015. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the six months ended June 30, 2015 was $11.9 million, an increase of $8.2 million, or 221.3% from $3.7 million for the six months ended June 30, 2014. The increase in non-interest income was primarily due to increases of $6.5 million in net gains on sale of buildings, as we sold and leased back our Brooklyn branch buildings, and $1.2 million in net gains from fair value adjustments, as the current period included net gains from fair value adjustments of $0.2 million compared to net losses from fair value adjustments of $1.0 million recorded in the comparable prior year period.

Non-Interest Expense. Non-interest expense was $50.2 million for the six months ended June 30, 2015, an increase of $7.5 million, or 17.5%, from $42.7 million for the six months ended June 30, 2014. The increase in non-interest expense was primarily due to an increase of $1.9 million in other operating expense and an increase of $3.3 million in salaries and benefits, primarily due to increases in staffing in the lending, technology, risk/compliance and retail departments, as well as an increase in restricted stock expense. The increase in other operating expense was primarily due to the current period including a net loss of $0.6 million from the sale of OREO, $0.3 million in ATM fraud losses recorded in the first quarter of 2015, $0.4 million in expenses related to the move of our corporate headquarters and $0.5 million in expenses related to the growth of the Bank. The current period also included an increase of $1.4 million in occupancy and equipment primarily due to $0.2 million recorded in the first quarter of 2015 for temporary staff for additional security to guard against further ATM fraud losses and increases in rent expense of $0.9 million for our new corporate headquarters and new branch at the same location and $0.3 million from additional space in Manhattan for Business Bankers and a new branch location, which we expect to open in the third quarter of 2015. During the current period the Bank also experienced increases of $0.4 million, $0.2 million, $0.1 million and $0.1 million in professional services, FDIC insurance expense, data processing expense and depreciation and amortization, respectively, due to the growth of the Bank. The efficiency ratio increased to 61.2% for the six months ended June 30, 2015 from 54.7% for the six months ended June 30, 2014, primarily due to the increased expenses discussed above.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Income before Income Taxes. Income before the provision for income taxes increased $2.1 million, or 5.8%, to $38.6 million for the six months ended June 30, 2015 from $36.5 million for the six months ended June 30, 2014 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2015 was $15.1 million, an increase of $0.5 million, or 3.7%, from $14.5 million for the comparable prior year period. The increase was primarily due to an increase of $2.1 million in income before income taxes, partially offset by a decrease in the effective tax rate to 39.0% for the six months ended June 30, 2015 from 39.8% for the six months ended June 30, 2014. The decrease in the effective tax rate was primarily due to the prior year being affected by changes in New York State tax code passed on June 30, 2014, which resulted in a reduction in the Company’s deferred tax assets and a corresponding increase in tax expense during the six months ended June 30, 2014.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2015 were $5,360.0 million, an increase of $283.0 million, or 5.6%, from $5,077.0 million at December 31, 2014. Total loans, net increased $222.8 million, or 5.9%, during the six months ended June 30, 2015 to $4,008.1 million from $3,785.3 million at December 31, 2014. Loan originations and purchases were $503.4 million for the six months ended June 30, 2015, an increase of $114.2 million from $389.2 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we continued to focus on the origination and purchase of multi-family residential, commercial real estate and commercial business loans with a full relationship. Loan applications in process have remained strong, totaling $469.2 million at June 30, 2015 compared to $295.9 million at December 31, 2014.

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2015	2014	2015	2014
Multi-family residential (1)	$50,429	$107,197	$177,175	$165,009
Commercial real estate (2)	57,331	18,205	143,726	31,621
One-to-four family – mixed-use property	9,916	8,429	24,897	18,428
One-to-four family – residential	8,975	6,404	22,078	15,504
Co-operative apartments	450	-	450	-
Construction	845	300	1,387	997
Small Business Administration	5,233	225	6,481	578
Taxi Medallion(3)	-	1,889	-	13,538
Commercial business and other (4)	63,704	48,542	127,211	143,498
Total	$196,883	$191,191	$503,405	$389,173

(1)	Includes purchases of $99.9 million for the six months ended June 30, 2015.
(2)	Includes purchases of $11.0 million for the six months ended June 30, 2015.
(3)	Includes purchases of $1.9 million and $13.5 million for the three and six months ended June 30, 2014, respectively.
(4)	Includes purchases of $14.8 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively. Includes purchases of $15.2 million and $30.7 million for the six months ended June 30, 2015 and 2014, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the second quarter of 2015 had an average loan-to-value ratio of 44.9% and an average debt coverage ratio of 221%.

The Bank’s non-performing assets totaled $32.8 million at June 30, 2015, a decrease of $7.7 million from $40.5 million at December 31, 2014. Total non-performing assets as a percentage of total assets were 0.61% at June 30, 2014 compared to 0.80% at December 31, 2014. The ratio of allowance for loan losses to total non-performing loans was 80.8% at June 30, 2015 compared to 73.4% at December 31, 2014. See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the six months ended June 30, 2015, mortgage-backed securities increased $24.7 million, or 3.5%, to $729.7 million from $704.9 million at December 31, 2014. The increase in mortgage-backed securities during the six months ended June 30, 2015 was primarily due to purchases of $79.2 million in mortgage-backed securities at an average yield of 2.64%, which was partially offset by principal repayments of $52.8 million and a decrease of $0.3 million in the fair value of mortgage-backed securities.

During the six months ended June 30, 2015, other securities, including securities held-to-maturity, increased $46.7 million, or 17.4%, to $315.0 million from $268.4 million at December 31, 2014. The increase in other securities during the six months ended June 30, 2015 was primarily due to purchases of $83.9 million at an average yield of 2.93%, which was partially offset by sales, maturities and a decrease in the fair value of other securities totaling $25.0 million, $9.0 million, and $1.6 million, respectively. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, collateralized loan obligations and corporate bonds.

Liabilities. Total liabilities were $4,897.8 million at June 30, 2015, an increase of $277.1 million, or 6.0%, from $4,620.8 million at December 31, 2014. During the six months ended June 30, 2015, due to depositors increased $181.5 million, or 5.2%, to $3,654.4 million, due to increases of $111.8 million in core deposits and $69.7 million in certificates of deposit. The increase in core deposits was due to increases of $108.9 million, $2.8 million and $1.7 million in money market, savings, and demand accounts, respectively, partially offset by a decrease of $1.6 million in NOW accounts. Borrowed funds increased $58.9 million during the six months ended June 30, 2015. The increase in borrowed funds was primarily due to the addition of $73.0 million in long-term borrowing at an average cost of 1.29% and a net increase in short-term borrowings totaling $35.0 million at an average cost of 0.34%, partially offset by the maturity of $50.0 million in long-term borrowings at an average cost of 0.64%.

Equity. Total stockholders’ equity increased $5.9 million, or 1.3%, to $462.1 million at June 30, 2015 from $456.2 million at December 31, 2014. Stockholders’ equity increased primarily due to net income of $23.6 million, and an increase in additional paid in capital of $1.9 million due to the issuance of 132,242 shares distributed to the profit sharing plan and defined contribution retirement plan during the six months ended June 30, 2015. These increases were partially offset by the purchase of 635,199 treasury shares totaling $12.4 million, the declaration and payment of dividends on the Company’s common stock of $0.32 per common share totaling $9.4 million and a decrease in comprehensive income of $0.8 million primarily due to a decrease in the fair value of the securities portfolio. Book value per common share was $15.98 at June 30, 2015 compared to $15.52 at December 31, 2014.

Cash flow. During the six months ended June 30, 2015, funds provided by the Company's operating activities amounted to $23.5 million. These funds combined with $224.9 million provided from financing activities were utilized to fund net investing activities of $246.0 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the six months ended June 30, 2015, the net total of loan originations and purchases less loan repayments and sales was $201.5 million. During the six months ended June 30, 2015, the Company also purchased $141.2 million in securities available for sale. During the six months ended June 30, 2015, funds were provided by net increases of $189.2 million and $35.0 million in total deposits and short-term borrowed funds, respectively, and $73.0 million in long-term borrowings. Additionally, funds were provided by $87.3 million in proceeds from maturities, sales, calls and prepayments of securities and $20.2 million in proceeds from the sale of buildings. The Company also used funds of $50.0 million, $9.4 million and $13.5 million for the repayment of long-term borrowed funds, dividend payments and purchases of treasury stock, respectively, during the six months ended June 30, 2015.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the fair value of assets net of the fair value of liabilities. The fair value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the fair value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2015. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2015, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2015:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-2.56%	9.62%	12.10%
-100 Basis points	0.63	7.36	12.04
Base interest rate	0.00	0.00	11.50
+100 Basis points	-5.19	-13.56	10.26
+200 Basis points	-10.86	-30.26	8.58

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended June 30, 2015 and 2014, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2015				2014
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

Assets
Interest-earning assets:
Mortgage loans, net (1)	$3,476,163	$39,737	4.57%		$3,039,477	$38,330	5.04%
Other loans, net (1)	505,745	4,347	3.44		446,457	4,159	3.73
Total loans, net	3,981,908	44,084	4.43		3,485,934	42,489	4.88
Taxable securities:
Mortgage-backed securities	706,510	4,340	2.46		769,474	5,320	2.77
Other securities	148,244	877	2.47		155,801	1,742	2.34
Total securities	854,754	5,227	2.45		952,275	6,233	2.69
Taxable securities: (2)
Other securities	137,270	879	2.56		127,399	829	2.60
Total tax-exempt securities	137,270	879	2.56		127,399	829	2.60
Interest-earning deposits and federal funds sold	59,762	32	0.21		40,156	18	0.18
Total interest-earning assets	5,033,694	50,222	3.99		4,578,764	49,569	4.33
Other assets	275,769				254,274
Total assets	$5,309,463				$4,833,038

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$268,791	291	0.43		$258,659	116	0.18
NOW accounts	1,475,574	1,651	0.45		1,458,612	1,586	0.43
Money market accounts	331,117	307	0.37		216,394	126	0.23
Certificate of deposit accounts	1,340,456	5,165	1.54		1,153,010	5,810	2.02
Total due to depositors	3,415,938	7,414	0.87		3,086,675	7,638	0.99
Mortgagors' escrow accounts	62,906	23	0.15		57,213	32	0.22
Total deposits	3,478,844	7,437	0.86		3,143,888	7,670	0.98
Borrowed funds	1,064,055	4,645	1.75		997,174	5,070	2.03
Total interest-bearing liabilities	4,542,899	12,082	1.06		4,141,062	12,740	1.23
Non interest-bearing deposits	242,732				202,809
Other liabilities	58,214				37,038
Total liabilities	4,843,845				4,380,909
Equity	465,618				452,129
Total liabilities and equity	$5,309,463				$4,833,038

Net interest income / net interest rate spread		$38,140	2.93%			$36,829	3.10%

Net interest-earning assets / net interest margin	$490,795		3.03%		$437,702		3.22%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the six months ended June 30, 2015 and 2014, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2015				2014
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

Assets
Interest-earning assets:
Mortgage loans, net (1)	$3,417,708	$79,177	4.63%		$3,015,208	$76,912	5.10%
Other loans, net (1)	497,477	8,441	3.39		423,678	7,697	3.63
Total loans, net	3,915,185	87,618	4.48		3,438,886	84,609	4.92
Taxable securities:
Mortgage-backed securities	704,520	8,721	2.48		769,693	10,710	2.78
Other securities	139,143	1,607	2.31		149,639	1,763	2.36
Total taxable securities	843,663	10,328	2.45		919,332	12,473	2.71
Tax-exempt securities: (2)
Other securities	137,627	1,766	2.57		127,024	1,653	2.60
Total tax-exempt securities	137,627	1,766	2.57		127,024	1,653	2.60
Interest-earning deposits and federal funds sold	51,669	53	0.21		47,316	45	0.19
Total interest-earning assets	4,948,144	99,765	4.03		4,532,558	98,780	4.36
Other assets	273,555				253,044
Total assets	$5,221,699				$4,785,602

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$267,507	555	0.41		$261,161	235	0.18
NOW accounts	1,463,576	3,201	0.44		1,465,276	3,279	0.45
Money market accounts	317,962	560	0.35		206,976	233	0.23
Certificate of deposit accounts	1,319,229	10,533	1.60		1,131,494	11,596	2.05
Total due to depositors	3,368,274	14,849	0.88		3,064,907	15,343	1.00
Mortgagors' escrow accounts	55,415	46	0.17		50,293	45	0.18
Total deposits	3,423,689	14,895	0.87		3,115,200	15,388	0.99
Borrowed funds	1,043,104	9,176	1.76		990,557	10,076	2.03
Total interest-bearing liabilities	4,466,793	24,071	1.08		4,105,757	25,464	1.24
Non interest-bearing deposits	238,234				196,285
Other liabilities	53,795				37,250
Total liabilities	4,758,822				4,339,292
Equity	462,877				446,310
Total liabilities and equity	$5,221,699				$4,785,602

Net interest income / net interest rate spread		$75,694	2.95%			$73,316	3.12%

Net interest-earning assets / net interest margin	$481,351		3.06%		$426,801		3.24%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	X			1.10	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.7 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

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

	For the six months ended June 30,
(In thousands)	2015	2014

Mortgage Loans

At beginning of period	$3,321,501	$3,028,452

Mortgage loans originated:
Multi-family residential	77,286	165,009
Commercial real estate	132,758	31,621
One-to-four family – mixed-use property	24,897	18,428
One-to-four family – residential	22,078	15,504
Co-operative apartments	450	-
Construction	1,387	997
Total mortgage loans originated	258,856	231,559

Mortgage loans purchased:
Multi-family residential	99,889	-
Commercial real estate	10,968	-
Total mortgage loans purchased	110,857	-

Less:
Principal and other reductions	173,872	171,029
Loans transferred to Available for Sale	300	-
Sales	5,028	5,943

At end of period	$3,512,014	$3,083,039

Non-Mortgage Loans

At beginning of period	$477,153	$394,556

Other loans originated:
Small Business Administration	6,481	578
Commercial business	110,448	111,526
Taxi medallion	-	-
Other	1,550	1,328
Total other loans originated	118,479	113,432

Other loans purchased:
Taxi medallion	-	13,539
Commercial business	15,213	30,643
Total other loans purchased	15,213	44,182

Less:
Principal and other reductions	104,968	113,483
Sales	-	-

At end of period	$505,877	$438,687

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2015	2015	2014
Accrual Status:
Multi-family residential	$2,657	$2,669	$3,034
Commercial real estate	2,356	2,364	2,373
One-to-four family - mixed-use property	2,358	2,369	2,381
One-to-four family - residential	349	351	354
Small business administration	39	41	-
Commercial business and other	2,167	2,208	2,249
Total performing troubled debt restructured	$9,926	$10,002	$10,391

During the six months ended June 30, 2015, one multi-family TDR loan of $0.4 million was transferred to non-performing status, which resulted in this loan being included in non-performing loans.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets, including loans held for sale, at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2015	2015	2014
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$-	$676
Commercial real estate	416	753	820
One-to-four family - mixed-use property	353	195	405
One-to-four family - residential	13	13	14
Commercial business and other	315	1,932	386
Total	1,097	2,893	2,301
Non-accrual loans:
Multi-family residential	6,352	6,902	6,878
Commercial real estate	2,694	3,021	5,689
One-to-four family - mixed-use property	6,238	7,224	6,936
One-to-four family - residential	11,329	11,212	11,244
Small business administration	170	232	-
Commercial business and other	679	1,035	1,143
Total	27,462	29,626	31,890
Total non-performing loans	28,559	32,519	34,191
Other non-performing assets:
Real estate acquired through foreclosure	4,255	5,252	6,326
Total	4,255	5,252	6,326
Total non-performing assets	$32,814	$37,771	$40,517

Included in loans over 90 days past due and still accruing were eight loans totaling $1.1 million, nine loans totaling $2.9 million and 10 loans totaling $2.3 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively. These loans are all past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the maturity of or repay these loans.

Included in non-performing loans were two loans totaling $0.5 million at June 30, 2015 and March 31, 2015 which were restructured as TDR and not performing in accordance with their restructured terms, compared to two loans totaling $2.4 million at December 31, 2014.

The Bank’s non-performing assets totaled $32.8 million at June 30, 2015, a decrease of $5.0 million from $37.8 million at March 31, 2015, and a decrease of $7.7 million from $40.5 million at December 31, 2014. Total non-performing assets as a percentage of total assets were 0.61% at June 30, 2015, compared to 0.72% at March 31, 2015 and 0.80% at December 31, 2014. The ratio of allowance for loan losses to total non-performing loans was 80.8% at June 30, 2015, compared to 74.1% at March 31, 2015 and 73.4% at December 31, 2014.

During the three months ended June 30, 2015, 14 loans totaling $2.5 million were added to non-accrual loans, seven loans totaling $0.6 million were returned to performing status, seven loans totaling $1.4 million were paid in full, five loans totaling $1.5 million were sold, and one loan totaling $0.2 million was transferred to other real estate owned.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	June 30, 2015		December 31, 2014
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$-	$7,289	$1,729	$7,721
Commercial real estate	417	862	1,345	2,171
One-to-four family - mixed-use property	588	8,019	1,153	10,408
One-to-four family - residential	151	524	2,038	1,751
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	3,000
Small Business Administration	-	128	-	90
Taxi medallion	-	-	-	-
Commercial business and other	466	5	1,585	6
Total delinquent loans	$1,622	$16,827	$7,850	$25,147

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $60.1 million at June 30, 2015, a decrease of $16.3 million from $76.5 million at December 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at June 30, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Loans:
Multi-family residential	$3,859	$9,204	$-	$-	$13,063
Commercial real estate	2,697	3,347	-	-	6,044
One-to-four family - mixed-use property	4,944	10,863	-	-	15,807
One-to-four family - residential	997	13,313	-	-	14,310
Co-operative apartments	-	613	-	-	613
Construction loans	-	-	-	-	-
Small Business Administration	241	243	-	-	484
Commercial business and other	1,690	3,879	-	-	5,569
Total loans	14,428	41,462	-	-	55,890
Other Real Estate Owned	-	4,255	-	-	4,255
Total	$14,428	$45,717	$-	$-	$60,145

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Loans:
Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	23,496	46,660	-	-	70,156
Other Real Estate Owned	-	6,326	-	-	6,326
Total	$23,496	$52,986	$-	$-	$76,482

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At June 30, 2015, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 47.0%.

We classify investment securities as Substandard when, based on an internal review, collection of principal is envisioned, but there may be a partial loss of interest or dividends. There were no securities classified as Substandard at June 30, 2015 and December 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of our lenders, collection policies and experience, internal loan review function and other external factors. The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 have a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the fair value of collateral is generally evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired collateral dependent loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained. The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired collateral dependent loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance for loan losses, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. During the three months ended June 30, 2015, we incurred total net charge-offs of $0.5 million, compared to net recoveries of $0.1 million for the comparable prior year period. Non-performing loans totaled $28.6 million and $45.8 million at June 30, 2015 and 2014, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At June 30, 2015, the average loan-to-value ratio for our non-performing loans collateralized by real estate was 47.0%. A benefit for loan losses of $0.5 million and $1.1 million was recorded for the three months ended June 30, 2015 and 2014, respectively. Management has concluded, and the Board of Directors has concurred, that at June 30, 2015, the allowance for loan losses was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$25,096	$31,776
Provision (benefit) for loan losses	(1,250)	(2,211)
Loans charged-off:
Multi-family residential	(400)	(674)
Commercial real estate	(32)	(86)
One-to-four family – mixed-use property	(472)	(258)
One-to-four family – residential	(244)	(79)
Small Business Administration	-	(49)
Commercial business and other	(52)	(125)
Total loans charged-off	(1,200)	(1,271)
Recoveries:
Multi-family residential	214	141
Commercial real estate	68	382
One-to-four family – mixed-use property	47	135
One-to-four family – residential	74	165
Co-operative apartments	-	7
Small Business Administration	27	61
Commercial business and other	8	50
Total recoveries	438	941
Net charge-offs	(762)	(330)
Balance at end of period	$23,084	$29,235
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.02%
Ratio of allowance for loan losses to gross loans at end of period	0.57%	0.83%
Ratio of allowance for loan losses to non-performing assets at end of period	70.35%	62.02%
Ratio of allowance for loan losses to non-performing loans at end of period	80.83%	63.84%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2015:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2015	-	$-	-	492,884
May 1 to May 31, 2015	317,700	19.42	317,700	175,184
June 1 to June 30, 2015	175,184	19.66	175,184	1,000,000
Total	492,884	$19.50	492,884

During the three months ended June 30, 2015, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on August 19, 2014 by repurchasing 492,884 shares of the Company’s common stock at an average cost of $19.50 per share. On June 16, 2015, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. At June 30, 2015, 1,000,000 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (7)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (5)
4.2	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective July 28, 2015) (filed herewith)
10.2	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of July 28, 2015) (filed herewith)
10.3	Employee Severance Compensation Plan of Flushing Bank (Amended and Restated Effective as of July 28, 2015) (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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

Flushing Financial Corporation,

Dated: August 7, 2015	By: /s/John R. Buran John R. Buran President and Chief Executive Officer

Dated: August 7, 2015	By: /s/David Fry David Fry Senior Executive Vice President, Treasurer and Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (7)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (5)
4.2	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective July 28, 2015) (filed herewith)
10.2	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of July 28, 2015) (filed herewith)
10.3	Employee Severance Compensation Plan of Flushing Bank (Amended and Restated Effective as of July 28, 2015) (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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