Form 10-Q
period 2015-09-30
FLUSHING FINANCIAL CORP
filed 2015-11-09
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2015 was 28,830,210.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$34,474	$34,265
Securities held-to-maturity:
Other securities (none pledged) (fair value of $6,220 at September 30, 2015)	6,220	-
Securities available for sale:
Mortgage-backed securities (including assets pledged of $381,912 and $464,626 at September 30, 2015 and December 31, 2014, respectively; $3,826 and $4,678 at fair value pursuant to the fair value option at September 30, 2015 and December 31, 2014, respectively.)	690,044	704,933
Other securities (including assets pledged of $18,635 and $57,562 at September 30, 2015 and December 31, 2014, respectively; $28,242 and $27,915 at fair value pursuant to the fair value option at September 30, 2015 and December 31, 2014, respectively)	318,501	268,377
Loans:
Multi-family residential	2,043,740	1,923,460
Commercial real estate	857,806	621,569
One-to-four family ― mixed-use property	568,401	573,779
One-to-four family ― residential	191,430	187,572
Co-operative apartments	9,122	9,835
Construction	5,671	5,286
Small Business Administration	10,540	7,134
Taxi medallion	21,025	22,519
Commercial business and other	479,085	447,500
Net unamortized premiums and unearned loan fees	14,129	11,719
Allowance for loan losses	(22,973)	(25,096)
Net loans	4,177,976	3,785,277
Interest and dividends receivable	18,365	17,251
Bank premises and equipment, net	25,517	21,868
Federal Home Loan Bank of New York stock	53,391	46,924
Bank owned life insurance	114,813	112,656
Goodwill	16,127	16,127
Other assets	46,647	69,335
Total assets	$5,502,075	$5,077,013

LIABILITIES
Due to depositors:
Non-interest bearing	$257,196	$255,834
Interest-bearing:
Certificate of deposit accounts	1,386,945	1,305,823
Savings accounts	261,400	261,942
Money market accounts	438,457	290,263
NOW accounts	1,338,715	1,359,057
Total interest-bearing deposits	3,425,517	3,217,085
Mortgagors' escrow deposits	44,700	35,679
Borrowed funds ($28,491 and $28,771 at fair value pursuant to the fair value option at September 30, 2015 and December 31, 2014, respectively)	1,120,577	940,492
Securities sold under agreements to repurchase	116,000	116,000
Other liabilities	66,895	55,676
Total liabilities	5,030,885	4,620,766

Commitments and contingencies (Notes 4 & 5)

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2015 and December 31, 2014; 28,830,210 shares and 29,403,823 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	315	315
Additional paid-in capital	209,936	206,437
Treasury stock, at average cost (2,700,385 shares and 2,126,772 shares at September 30, 2015 and December 31, 2014, respectively)	(48,873)	(37,221)
Retained earnings	309,516	289,623
Accumulated other comprehensive income (loss), net of taxes	296	(2,907)
Total stockholders' equity	471,190	456,247

Total liabilities and stockholders' equity	$5,502,075	$5,077,013

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Interest and dividend income
Interest and fees on loans	$45,243	$42,668	$132,861	$127,277
Interest and dividends on securities:
Interest	6,508	6,309	18,366	20,051
Dividends	119	190	355	574
Other interest income	43	10	96	55
Total interest and dividend income	51,913	49,177	151,678	147,957

Interest expense
Deposits	7,701	7,336	22,596	22,724
Other interest expense	4,902	9,884	14,078	19,960
Total interest expense	12,603	17,220	36,674	42,684

Net interest income	39,310	31,957	115,004	105,273
Benefit for loan losses	(370)	(618)	(1,620)	(2,829)
Net interest income after benefit for loan losses	39,680	32,575	116,624	108,102

Non-interest income
Banking services fee income	778	748	2,560	2,324
Net gain on sale of securities	103	5,216	167	5,216
Net gain on sale of loans	306	-	355	-
Net gain on sale of buildings	-	-	6,537	-
Net loss from fair value adjustments	(1,094)	(474)	(921)	(1,520)
Federal Home Loan Bank of New York stock dividends	480	463	1,455	1,444
Bank owned life insurance	725	762	2,157	2,293
Other income	399	408	1,264	1,062
Total non-interest income	1,697	7,123	13,574	10,819

Non-interest expense
Salaries and employee benefits	12,648	12,164	40,471	36,686
Occupancy and equipment	2,443	2,007	7,791	5,961
Professional services	1,907	1,601	5,036	4,338
FDIC deposit insurance	817	771	2,377	2,141
Data processing	1,178	1,021	3,425	3,131
Depreciation and amortization	993	690	2,528	2,122
Other real estate owned/foreclosure expense	110	372	717	907
Other operating expenses	3,612	2,811	11,550	8,868
Total non-interest expense	23,708	21,437	73,895	64,154

Income before income taxes	17,669	18,261	56,303	54,767

Provision for income taxes
Federal	5,375	5,240	16,782	15,511
State and local	1,286	1,820	4,946	6,074
Total taxes	6,661	7,060	21,728	21,585

Net income	$11,008	$11,201	$34,575	$33,182

Basic earnings per common share	$0.38	$0.38	$1.18	$1.11
Diluted earnings per common share	$0.38	$0.38	$1.18	$1.11
Dividends per common share	$0.16	$0.15	$0.48	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$11,008	$11,201	$34,575	$33,182

Other comprehensive income (loss), net of tax:
Amortization of actuarial losses	173	98	518	259
Amortization of prior service credits	(6)	(6)	(19)	(16)
Reclassificaton adjustment for net gains included in income	(58)	(2,978)	(94)	(2,978)
Net unrealized (losses) gains on securities	3,943	(2,206)	2,798	9,667

Total other comprehensive income (loss), net of tax	$4,052	$(5,092)	$3,203	$6,932

Comprehensive income	$15,060	$6,109	$37,778	$40,114

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,575	$33,182
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for loan losses	(1,620)	(2,829)
Depreciation and amortization of bank premises and equipment	2,528	2,122
Amortization of premium, net of accretion of discount	6,804	5,333
Net loss from fair value adjustments	921	1,520
Net gain from sale of loans	(355)	-
Net gain from sale of securities	(167)	(5,216)
Net gain from sale of buildings	(6,537)	-
Income from bank owned life insurance	(2,157)	(2,293)
Stock-based compensation expense	4,222	3,592
Deferred compensation	(2,768)	(2,245)
Excess tax benefit from stock-based payment arrangements	(467)	(757)
Deferred income tax (benefit) provision	(5,024)	2,556
Increase in other liabilities	2,432	5,563
Decrease in other assets	2,065	1,639
Net cash provided by operating activities	34,452	42,167

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(9,933)	(1,416)
Net (purchases) redemptions of Federal Home Loan Bank of New York stock	(6,467)	249
Purchases of securities held-to-maturity	(3,100)	-
Proceeds from maturities of securities held-to-maturity	1,390	-
Purchases of securities available for sale	(294,453)	(132,185)
Proceeds from sales and calls of securities available for sale	163,158	102,328
Proceeds from maturities and prepayments of securities available for sale	92,733	77,641
Proceeds from sale of buildings	20,209	-
Net originations of loans	(163,037)	(199,615)
Purchases of loans	(216,333)	(23,777)
Proceeds from sale of real estate owned	2,185	2,292
Proceeds from sale of delinquent loans	10,363	7,332
Net cash used in investing activities	(403,285)	(167,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	1,362	15,876
Net increase in interest-bearing deposits	207,653	105,502
Net increase in mortgagors' escrow deposits	9,021	8,698
Net proceeds from short-term borrowed funds	45,000	25,000
Proceeds from long-term borrowings	225,000	150,000
Repayment of long-term borrowings	(90,000)	(157,081)
Purchases of treasury stock	(15,604)	(13,805)
Excess tax benefit from stock-based payment arrangements	467	757
Proceeds from issuance of common stock upon exercise of stock options	142	512
Cash dividends paid	(13,999)	(13,461)
Net cash provided by financing activities	369,042	121,998

Net increase (decrease) in cash and cash equivalents	209	(2,986)
Cash and cash equivalents, beginning of period	34,265	33,485
Cash and cash equivalents, end of period	$34,474	$30,499

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$35,838	$42,374
Income taxes paid	26,518	18,184
Taxes paid if excess tax benefits were not tax deductible	26,985	18,941
Non-cash activities:
Securities transferred from available for sale to held-to-maturity	4,510	-
Loans transferred to other real estate owned	1,588	5,749
Loans provided for the sale of other real estate owned	280	712
Loans held for investment transferred to loans held for sale	300	1,150

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands, except per share data)	2015	2014

Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$206,437	$201,902
Award of common shares released from Employee Benefit Trust (143,809 and 133,446 common shares for the nine months ended September 30, 2015 and 2014, respectively)	2,031	2,029
Shares issued upon vesting of restricted stock unit awards (59,532 and 7,300 common shares for the nine months ended September 30, 2015 and 2014, respectively)	160	30
Issuance upon exercise of stock options (21,025 and 105,925 common shares for the nine months ended September 30, 2015 and 2014, respectively)	52	310
Stock-based compensation activity, net	789	801
Stock-based income tax benefit	467	757
Balance, end of period	$209,936	$205,829
Treasury Stock
Balance, beginning of period	$(37,221)	$(22,053)
Purchases of outstanding shares (735,599 and 661,470 common shares for the nine months ended September 30, 2015 and 2014, respectively)	(14,351)	(12,660)
Shares issued upon vesting of restricted stock unit awards (204,310 and 198,536 common shares for the nine months ended September 30, 2015 and 2014, respectively)	3,580	3,137
Issuance upon exercise of stock options (45,125 and 105,925 common shares for the nine months ended September 30, 2015 and 2014, respectively)	813	1,697
Purchases of shares to fund options exercised (21,812 and 63,732 common shares for the nine months ended September 30, 2015 and 2014, respectively)	(441)	(1,290)
Repurchase of shares to satisfy tax obligations (65,637 and 55,649 common shares for the nine months ended September 30, 2015 and 2014, respectively)	(1,253)	(1,145)
Balance, end of period	$(48,873)	$(32,314)
Retained Earnings
Balance, beginning of period	$289,623	$263,743
Net income	34,575	33,182
Cash dividends declared and paid on common shares ($0.48 and $0.45 per common share for the nine months ended September 30, 2015 and 2014, respectively)	(13,999)	(13,461)
Issuance upon exercise of stock options (24,100 common shares and 8,000 common shares for the nine months ended September 30, 2015 and 2014, respectively)	(179)	(50)
Shares issued upon vesting of restricted stock unit awards (144,778 and 191,236 common shares for the nine months ended September 30, 2015 and 2014, respectively)	(504)	(405)
Balance, end of period	$309,516	$283,009
Accumulated Other Comprehensive Income (loss)
Balance, beginning of period	$(2,907)	$(11,375)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately ($2,230) and ($7,484) for the nine months ended September 30, 2015 and 2014, respectively	2,798	9,667
Reclassification adjustment for net gains included in net income, net of taxes of approximately $73 and $2,238 for the nine months ended September 30, 2015 and 2014, respectively	(94)	(2,978)
Amortization of actuarial losses, net of taxes of approximately ($402) and ($266) for the nine months ended September 30, 2015 and 2014, respectively	518	259
Amortization of prior service credits, net of taxes of approximately $15 and $18 for the nine months ended September 30, 2015 and 2014, respectively)	(19)	(16)
Balance, end of period	$296	$(4,443)

Total Stockholders' Equity	$471,190	$452,396

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income, as reported	$11,008	$11,201	$34,575	$33,182
Divided by:
Weighted average common shares outstanding	28,927	29,772	29,188	29,937
Weighted average common stock equivalents	19	24	21	31
Total weighted average common shares outstanding and common stock equivalents	$28,946	$29,796	$29,209	$29,968

Basic earnings per common share	$0.38	$0.38	$1.18	$1.11
Diluted earnings per common share (1)	$0.38	$0.38	$1.18	$1.11
Dividend payout ratio	42.1%	39.5%	40.7%	40.5%

(1)	For the three and nine months ended September 30, 2015 and 2014, there were no stock options that were anti-dilutive.

4. Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at September 30, 2015 and December 31, 2014. The Company did not hold any securities held-to-maturity at December 31, 2014. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$6,220	$6,220	$-	$-

Total	$6,220	$6,220	$-	$-

During the three months ended June 30, 2015, the Company transferred municipal bonds with an amortized cost and fair value of $4.5 million from available for sale to held-to-maturity. The transferred securities had a weighted average term to maturity of approximately seven months at the time of transfer.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites available for sale:
Corporate	$115,959	$114,063	$424	$2,320
Municipals	128,363	132,486	4,163	40
Mutual funds	21,358	21,358	-	-
Other	50,683	50,594	-	89
Total other securities	316,363	318,501	4,587	2,449
REMIC and CMO	487,677	493,688	6,880	869
GNMA	12,179	12,446	355	88
FNMA	168,966	171,191	2,744	519
FHLMC	12,518	12,719	201	-
Total mortgage-backed securities	681,340	690,044	10,180	1,476
Total securities available for sale	$997,703	$1,008,545	$14,767	$3,925

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and fair value of $9.0 million at September 30, 2015.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$-	$3,738	$-	$3,738

Recognition of actual losses	-	-	-	-
OTTI charges due to credit loss recorded in earnings	-	-	-	-
Securities sold during the period	-	-	-	-
Securities where there is an intent to sell or requirement to sell	-	-	-	-
Ending balance	$-	$3,738	$-	$3,738

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Gross gains from the sale of securities	$2,666	$5,247	$2,899	$5,247
Gross losses from the sale of securities	(2,563)	(31)	(2,732)	(31)

Net gains from the sale of securities	$103	$5,216	$167	$5,216

Realized gains and losses on the sales of securities are determined using the specific identification method.

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at September 30, 2015, by contractual maturity.

	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity:(1)
Due in one year or less	$6,140	$6,140
Due after one year through five years	80	80

Total securities held-to-maturity	$6,220	$6,220

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table details the amortized cost and fair value of the Company’s securities classified as available for sale at September 30, 2015, by contractual maturity.

	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:(1)
Due in one year or less	$27,317	$27,371
Due after one year through five years	-	-
Due after five years through ten years	76,934	76,186
Due after ten years	212,112	214,944

Total other securities	316,363	318,501
Mortgage-backed securities	681,340	690,044

Total securities available for sale	$997,703	$1,008,545

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities had been in a continuous unrealized loss position at September 30, 2015:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$77,680	$2,320	$77,680	$2,320	$-	$-
Municipals	5,233	40	5,233	40	-	-
Other	43,710	89	43,413	86	297	3
Total other securities	126,623	2,449	126,326	2,446	297	3
REMIC and CMO	93,464	869	44,618	266	48,846	603
GNMA	7,364	88	7,364	88	-	-
FNMA	53,570	519	26,367	158	27,203	361
Total mortgage-backed securities	154,398	1,476	78,349	512	76,049	964
Total securities available for sale	$281,021	$3,925	$204,675	$2,958	$76,346	$967

OTTI losses on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, the investor must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings in the Consolidated Statements of Income. Amounts relating to factors other than credit losses are recorded in AOCI within Stockholders’ Equity.

The Company reviewed each investment that had an unrealized loss at September 30, 2015. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax. Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Corporate:

The unrealized losses in Corporate securities at September 30, 2015 consist of losses on 11 Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Municipal Securities:

The unrealized losses in Municipal securities at September 30, 2015, consist of losses on two Municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Other Securities:

The unrealized losses in Other securities at September 30, 2015, consist of a loss on one single issuer trust preferred security and five Collateralized Loan Obligation (“CLO”) securities. The unrealized loss on the single issuer trust preferred was caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. This security is currently rated below investment grade. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell this security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this investment to be other-than-temporarily impaired at September 30, 2015.

The unrealized losses in CLO securities were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

REMIC and CMO:

The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and Collateralized Mortgage Obligation (“CMO”) securities at September 30, 2015 consist of one issue from the Federal Home Loan Mortgage Corporation (“FHLMC”), eight issues from the Federal National Mortgage Association (“FNMA”) and four issues from Government National Mortgage Association (“GNMA”). The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

GNMA:

The unrealized losses in GNMA securities at September 30, 2015 consist of a loss on one security. The unrealized loss was caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at September 30, 2015.

FNMA:

The unrealized losses in FNMA securities at September 30, 2015 consist of losses on nine securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

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

As of September 30, 2015, we utilized recent third party appraisals of the collateral to measure impairment for $24.4 million, or 71.1%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $9.9 million, or 28.9%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At September 30, 2015, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following table shows loans modified and classified as TDR during the period indicated:

	For the nine months ended September 30, 2015
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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Bank did not modify and classify any loans as TDR during the three months ended September 30, 2015. The Bank did not modify and classify any loans as TDR during the three or nine months ended September 30, 2014.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,647	10	$3,034
Commercial real estate	3	2,349	3	2,373
One-to-four family - mixed-use property	7	2,347	7	2,381
One-to-four family - residential	1	346	1	354
Small business administration	1	37	-	-
Commercial business and other	4	2,125	4	2,249

Total performing troubled debt restructured	25	$9,851	25	$10,391

During the three months ended September 30, 2015 and 2014, there were no TDR loans transferred to non-performing status. During the nine months ended September 30, 2015, one multi-family residential TDR loan of $0.4 million was transferred to non-performing status, which resulted in this loan being included in non-performing loans. During the nine months ended September 30, 2014, one commercial business and other TDR loan of $2.0 million, one construction TDR loan of $0.4 million and one one-to-four family mixed-use TDR loan of $0.3 million were transferred to non-performing status, which resulted in these loans being included in non-performing loans.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$382	-	$-
Commercial real estate	-	-	1	2,252
One-to-four family - mixed use property	-	-	1	187

Total troubled debt restructurings that subsequently defaulted	1	$382	2	$2,439

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	September 30, 2015	December 31, 2014

Loans ninety days or more past due and still accruing:
Multi-family residential	$516	$676
Commercial real estate	253	820
One-to-four family - mixed-use property	1,293	405
One-to-four family - residential	13	14
Commercial Business and other	222	386
Total	2,297	2,301

Non-accrual mortgage loans:
Multi-family residential	4,686	6,878
Commercial real estate	2,407	5,689
One-to-four family - mixed-use property	5,446	6,936
One-to-four family - residential	10,441	11,244
Total	22,980	30,747

Non-accrual non-mortgage loans:
Small business administration	234	-
Commercial business and other	3,089	1,143
Total	3,323	1,143

Total non-accrual loans	26,303	31,890

Total non-accrual loans and loans ninety days or more past due and still accruing	$28,600	$34,191

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$627	$841	$1,879	$2,523
Less: Interest income included in the results of operations	153	153	540	572
Total foregone interest	$474	$688	$1,339	$1,951

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows an age analysis of our recorded investment in loans at September 30, 2015:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$7,009	$1,581	$5,202	$13,792	$2,029,948	$2,043,740
Commercial real estate	3,255	90	2,660	6,005	851,801	857,806
One-to-four family - mixed-use property	10,425	1,048	6,739	18,212	550,189	568,401
One-to-four family - residential	2,337	649	10,252	13,238	178,192	191,430
Co-operative apartments	-	-	-	-	9,122	9,122
Construction loans	-	-	-	-	5,671	5,671
Small Business Administration	46	-	234	280	10,260	10,540
Taxi medallion	-	-	-	-	21,025	21,025
Commercial business and other	11	2	627	640	478,445	479,085
Total	$23,083	$3,370	$25,714	$52,167	$4,134,653	$4,186,820

The following table shows an age analysis of our recorded investment in loans at December 31, 2014:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$7,721	$1,729	$7,554	$17,004	$1,906,456	$1,923,460
Commercial real estate	2,171	1,344	6,510	10,025	611,544	621,569
One-to-four family - mixed-use property	10,408	1,154	7,341	18,903	554,876	573,779
One-to-four family - residential	1,751	2,244	11,051	15,046	172,526	187,572
Co-operative apartments	-	-	-	-	9,835	9,835
Construction loans	3,000	-	-	3,000	2,286	5,286
Small Business Administration	90	-	-	90	7,044	7,134
Taxi medallion	-	-	-	-	22,519	22,519
Commercial business and other	6	1,585	740	2,331	445,169	447,500
Total	$25,147	$8,056	$33,196	$66,399	$3,732,255	$3,798,654

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended September 30, 2015:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$8,300	$3,726	$5,180	$1,433	$-	$29	$291	$11	$4,114	$23,084
Charge-offs	(58)	-	(99)	-	-	-	(9)	-	(10)	(176)
Recoveries	4	100	26	300	-	-	5	-	-	435
Provision (Benefit)	(596)	331	(233)	(371)	-	16	(42)	231	294	(370)
Ending balance	$7,650	$4,157	$4,874	$1,362	$-	$45	$245	$242	$4,398	$22,973
Ending balance: individually evaluated for impairment	$257	$15	$513	$52	$-	$-	$-	$233	$618	$1,688
Ending balance: collectively evaluated for impairment	$7,393	$4,142	$4,361	$1,310	$-	$45	$245	$9	$3,780	$21,285

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended September 30, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$10,750	$5,327	$6,993	$1,790	$-	$34	$373	$14	$3,954	$29,235
Charge-offs	(412)	(221)	(47)	(18)	-	-	-	-	(5)	(703)
Recoveries	3	99	196	104	-	-	15	-	13	430
Provision (Benefit)	(197)	(219)	(472)	(102)	-	7	(37)	(3)	405	(618)
Ending balance	$10,144	$4,986	$6,670	$1,774	$-	$41	$351	$11	$4,367	$28,344
Ending balance: individually evaluated for impairment	$292	$23	$591	$55	$-	$-	$-	$-	$168	$1,129
Ending balance: collectively evaluated for impairment	$9,852	$4,963	$6,079	$1,719	$-	$41	$351	$11	$4,199	$27,215

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2015:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096
Charge-offs	(458)	(32)	(571)	(244)	-	-	(9)	-	(62)	(1,376)
Recoveries	218	168	73	374	-	-	32	-	8	873
Provision (Benefit)	(937)	(181)	(468)	(458)	-	3	(57)	231	247	(1,620)
Ending balance	$7,650	$4,157	$4,874	$1,362	$-	$45	$245	$242	$4,398	$22,973
Ending balance: individually evaluated for impairment	$257	$15	$513	$52	$-	$-	$-	$233	$618	$1,688
Ending balance: collectively evaluated for impairment	$7,393	$4,142	$4,361	$1,310	$-	$45	$245	$9	$3,780	$21,285

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-offs	(1,086)	(307)	(305)	(97)	-	-	(49)	-	(130)	(1,974)
Recoveries	144	481	331	269	7	-	76	-	63	1,371
Provision (Benefit)	(998)	(147)	316	(477)	(111)	(403)	(134)	11	(886)	(2,829)
Ending balance	$10,144	$4,986	$6,670	$1,774	$-	$41	$351	$11	$4,367	$28,344
Ending balance: individually evaluated for impairment	$292	$23	$591	$55	$-	$-	$-	$-	$168	$1,129
Ending balance: collectively evaluated for impairment	$9,852	$4,963	$6,079	$1,719	$-	$41	$351	$11	$4,199	$27,215

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the manner in which loans were evaluated for impairment at the periods indicated:

	At September 30, 2015
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Financing Receivables:
Ending Balance	$2,043,740	$857,806	$568,401	$191,430	$9,122	$5,671	$10,540	$21,025	$479,085	$4,186,820
Ending balance: individually evaluated for impairment	$9,158	$5,233	$12,513	$13,113	$-	$-	$329	$2,129	$7,319	$49,794
Ending balance: collectively evaluated for impairment	$2,034,582	$852,573	$555,888	$178,317	$9,122	$5,671	$10,211	$18,896	$471,766	$4,137,026

	At December 31, 2014
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total
Financing Receivables:
Ending Balance	$1,923,460	$621,569	$573,779	$187,572	$9,835	$5,286	$7,134	$22,519	$447,500	$3,798,654
Ending balance: individually evaluated for impairment	$13,260	$9,473	$15,120	$13,170	$-	$-	$-	$-	$5,492	$56,515
Ending balance: collectively evaluated for impairment	$1,910,200	$612,096	$558,659	$174,402	$9,835	$5,286	$7,134	$22,519	$442,008	$3,742,139

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses at September 30, 2015, as well as average recorded investment and interest income recognized for loans that were considered impaired for the three and nine months ended September 30, 2015:

	September 30, 2015			For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$6,836	$7,685	$-	$8,034	$14	$9,470	$46
Commercial real estate	4,697	4,754	-	4,930	35	5,748	107
One-to-four family mixed-use property	9,467	10,669	-	9,814	39	10,781	133
One-to-four family residential	12,767	14,960	-	13,040	28	13,125	101
Co-operative apartments	-	-	-	307	-	153	-
Construction	-	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	292	292	-	301	6	230	18
Taxi Medallion	-	-	-	-	-	-	-
Commercial Business and other	3,754	4,124	-	3,363	51	3,937	170

Total loans with no related allowance recorded	37,813	42,484	-	39,789	173	43,444	575

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,322	2,322	257	2,326	30	2,461	89
Commercial real estate	536	536	15	538	7	998	22
One-to-four family mixed-use property	3,046	3,046	513	3,054	42	3,069	126
One-to-four family residential	346	346	52	348	3	350	10
Co-operative apartments	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	37	37	-	38	1	29	1
Taxi Medallion	2,129	2,129	233	1,065	16	532	49
Commercial Business and other	3,565	3,565	618	3,064	32	2,862	120

Total loans with an allowance recorded	11,981	11,981	1,688	10,433	131	10,301	417

Total Impaired Loans:
Total mortgage loans	$40,017	$44,318	$837	$42,391	$198	$46,155	$634

Total non-mortgage loans	$9,777	$10,147	$851	$7,831	$106	$7,590	$358

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses at December 31, 2014, as well as average recorded investment and interest income recognized for loans that were considered impaired for the three and nine months ended September 30, 2014:

	December 31, 2014			For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$10,481	$11,551	$-	$14,052	$44	$15,397	$150
Commercial real estate	7,100	7,221	-	10,840	65	12,739	231
One-to-four family mixed-use property	12,027	13,381	-	13,233	58	13,126	208
One-to-four family residential	12,816	15,709	-	12,832	16	13,081	75
Co-operative apartments	-	-	-	-	-	-	-
Construction	-	-	-	285	-	380	-
Non-mortgage loans:
Small Business Administration	-	-	-	-	-	-	-
Taxi Medallion	-	-	-	-	-	-	-
Commercial Business and other	2,779	3,149	-	4,798	40	4,987	140

Total loans with no related allowance recorded	45,203	51,011	-	56,040	223	59,710	804

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,779	2,779	286	3,077	37	2,988	112
Commercial real estate	2,373	2,373	21	3,787	42	3,532	125
One-to-four family mixed-use property	3,093	3,093	579	3,378	43	3,300	128
One-to-four family residential	354	354	54	358	4	359	11
Co-operative apartments	-	-	-	-	-	-	-
Construction	-	-	-	-	-	249	-
Non-mortgage loans:
Small Business Administration	-	-	-	-	-	-	-
Taxi Medallion	-	-	-	-	-	-	-
Commercial Business and other	2,713	2,713	154	2,545	37	3,294	113

Total loans with an allowance recorded	11,312	11,312	1,094	13,145	163	13,722	489

Total Impaired Loans:
Total mortgage loans	$51,023	$56,461	$940	$61,842	$309	$65,151	$1,040

Total non-mortgage loans	$5,492	$5,862	$154	$7,343	$77	$8,281	$253

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at September 30, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$4,727	$6,511	$-	$-	$11,238
Commercial real estate	1,931	2,884	-	-	4,815
One-to-four family - mixed-use property	4,245	10,167	-	-	14,412
One-to-four family - residential	1,431	12,766	-	-	14,197
Co-operative apartments	-	-	-	-	-
Construction loans	1,000	-	-	-	1,000
Small Business Administration	235	234	-	-	469
Taxi Medallion	-	2,129	-	-	2,129
Commercial business and other	1,215	5,695	-	-	6,910
Total loans	$14,784	$40,386	$-	$-	$55,170

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	$23,496	$46,660	$-	$-	$70,156

Commitments to extend credit (principally real estate mortgage loans and business loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $119.5 million and $201.0 million, respectively, at September 30, 2015.

6. Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The Bank did not have any loans classified as held for sale at September 30, 2015 or December 31, 2014.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended September 30, 2015

(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Multi-family residential	4	$1,539	$(3)	$1
Commercial real estate	2	741	-	13

Total	6	$2,280	$(3)	$14

The above table does not include one performing commercial real estate loan for $3.0 million, which sold for a net gain of $30,000, and four performing SBA loans totaling $3.8 million, which sold for a net gain of $0.3 million, during the three months ended September 30, 2015.

The Bank did not sell any loans during the three months ended September 30, 2014.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the nine months ended September 30, 2015

(Dollars in thousands)	Loans sold	Proceeds	Net recoveries	Net gain (loss)

Multi-family residential	8	$3,420	$134	$(1)
Commercial real estate	3	2,051	-	13
One-to-four family - mixed-use property	7	1,836	-	51

Total	18	$7,307	$134	$63

The above table does not include one performing commercial real estate loan for $3.0 million, which sold for a net gain of $30,000, and four performing SBA loans totaling $3.8 million, which sold for a net gain of $0.3 million, during the nine months ended September 30, 2015.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7. Other Real Estate Owned

The following are changes in OREO during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)

Balance at beginning of period	$4,255	$1,346	$6,326	$2,985
Acquisitions	816	5,143	1,588	5,749
Write-down of carrying value	-	-	(896)	(5)
Sales	(216)	(697)	(2,163)	(2,937)

Balance at end of period	$4,855	$5,792	$4,855	$5,792

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)

Gross gains	$4	$-	$306	$132
Gross losses	-	(34)	(6)	(65)
Write-down of carrying value	-	-	(896)	(5)

Total gain (loss)	$4	$(34)	$(596)	$62

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. During the three and nine months ended September 30, 2015, we did not foreclose on any consumer mortgages through in-substance repossession. OREO are included in other assets on the Company’s balance sheet. At September 30, 2015, we did not hold any foreclosed residential real estate. At December 31, 2014, we held foreclosed residential real estate totaling $1.3 million. Included within net loans as of September 30, 2015 was a recorded investment of $13.9 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows securities pledged and remaining maturity of repurchase agreements held during the period indicated:

	At September 30, 2015
	Remaining Contractual Maturity of Agreements
	Less than 1 year	1 year to 3 years	Over 3 years	Total
	(In thousands)
Repurchase agreements:
Mortgage-backed securities	$38,000	$38,000	$40,000	$116,000

Total repurchase agreements	$38,000	$38,000	$40,000	$116,000

The fair value of the collateral pledged for the repurchase agreements above was $136.4 million at September 30, 2015.

9. Stock-Based Compensation

For each of the three months ended September 30, 2015 and 2014, the Company’s net income, as reported, includes $0.5 million of stock-based compensation costs and $0.2 million of income tax benefits related to the stock-based compensation plans. For the nine months ended September 30, 2015 and 2014, the Company’s net income, as reported, includes $4.2 million and $3.6 million, respectively, of stock-based compensation costs and $1.6 million and $1.4 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 2,800 restricted stock units granted during the three months ended September 30, 2014. There were no restricted stock awards issued during the three months ended September 30, 2015. During the nine months ended September 30, 2015 and 2014, the Company granted 318,120 and 266,895 restricted stock units, respectively. There were no stock options granted during the three and nine months ended September 30, 2015 and 2014.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (the “Prior Plans”). At September 30, 2015, there were 784,830 shares available for delivery in connection with awards under the 2014 Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate at or for the nine months ended September 30, 2015:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2014	373,154	$16.75
Granted	318,120	19.10
Vested	(260,700)	17.37
Forfeited	(9,625)	18.55
Non-vested at September 30, 2015	420,949	$18.10

Vested but unissued at September 30, 2015	290,226	$18.08

As of September 30, 2015, there was $6.1 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of awards vested for the three months ended September 30, 2015 and 2014 were $39,000 and $4,000, respectively. The total fair value of awards vested for the nine months ended September 30, 2015 and 2014 was $4.9 million and $4.1 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

The following table summarizes certain information regarding the stock option awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)*

Outstanding at December 31, 2014	154,915	$15.19
Granted	-	-
Exercised	(45,125)	12.92
Forfeited	-	-
Outstanding at September 30, 2015	109,790	$16.12	2.6	$428

* The intrinsic value of a stock option is the difference between the fair value of the underlying stock and the exercise price of the option.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three and nine months ended September 30, 2015 and 2014 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Proceeds from stock options exercised	$-	$82	$142	$512
Fair value of shares received upon exercised of stock options	421	-	441	1,290
Tax benefit related to stock options exercised	87	1	324	94
Intrinsic value of stock options exercised	291	18	96	335

As of September 30, 2015, there is no remaining unrecognized compensation cost related to stock options granted.

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

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2015:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2014	67,113	$20.27
Granted	12,356	19.32
Forfeited	(2)	20.58
Distributions	(451)	19.64
Outstanding at September 30, 2015	79,016	$20.02
Vested at September 30, 2015	78,857	$20.02

The Company recorded stock-based compensation benefits for the Phantom Stock Plan of $65,000 and $25,000 for the three months ended September 30, 2015 and 2014, respectively. The total fair value of the distributions from the Phantom Stock Plan was $21,000 for the three months ended September 30, 2014. There were no distributions from the Phantom Stock Plan during the three months ended September 30, 2015.

For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense for the Phantom Stock Plan of $29,000 and $17,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the nine months ended September 30, 2015 and 2014 was $9,000 and $34,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10. Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014

Employee Pension Plan:
Interest cost	$221	$223	$663	$669
Amortization of unrecognized loss	291	190	872	570
Expected return on plan assets	(350)	(336)	(1,050)	(1,008)
Net employee pension expense	$162	$77	$485	$231

Outside Director Pension Plan:
Service cost	$11	$13	$33	$39
Interest cost	24	29	72	87
Accretion of unrecognized gain	(14)	(15)	(42)	(45)
Amortization of past service liability	10	10	30	30
Net outside director pension expense	$31	$37	$93	$111

Other Postretirement Benefit Plans:
Service cost	$95	$90	$285	$270
Interest cost	75	63	225	189
Amortization of unrecognized loss	30	-	90	-
Accretion of past service credit	(21)	(22)	(64)	(67)
Net other postretirement expense	$179	$131	$536	$392

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2014 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2015. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2015, the Company has contributed $0.1 million to the Outside Director Pension Plan and $49,000 to the Other Postretirement Benefit Plans. As of September 30, 2015, the Company has not revised its expected contributions for the year ending December 31, 2015.

11. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2015, the Company carried financial assets and financial liabilities under the fair value option with fair values of $32.1 million and $28.5 million, respectively. At December 31, 2014, the Company carried financial assets and financial liabilities under the fair value option with fair values of $32.6 million and $28.8 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the nine months ended September 30, 2015. The Company elected to measure at fair value securities with a cost of $5.0 million that were purchased during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company sold financial assets carried under the fair value option totaling $1.9 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2015	2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Mortgage-backed securities	$3,826	$4,678	$-	$(16)	$(36)	$56
Other securities	28,242	27,915	59	14	148	511
Borrowed funds	28,491	28,771	987	(144)	282	35
Net gain (loss) from fair value adjustments (1) (2)			$1,046	$(146)	$394	$602

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $2.1 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, from the change in the fair value of interest rate swaps.

(2)	The net gain from fair value adjustments presented in the above table does not include net losses of $1.3 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2015 and December 31, 2014. The fair value of borrowed funds includes accrued interest payable of $0.1 million at both September 30, 2015 and December 31, 2014.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at September 30, 2015 and December 31, 2014.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2015 and December 31, 2014, Level 2 included mortgage related securities, corporate debt, certain municipal securities, mutual funds and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2015 and December 31, 2014, Level 3 included certain municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at September 30, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)

Assets:
Mortgage-backed securities	$-	$-	$690,044	$704,933	$-	$-	$690,044	$704,933
Other securities	-	-	311,320	245,768	7,181	22,609	318,501	268,377
Interest rate swaps	-	-	-	84	-	-	-	84

Total assets	$-	$-	$1,001,364	$950,785	$7,181	$22,609	$1,008,545	$973,394

Liabilities:
Borrowings	$-	$-	$-	$-	$28,491	$28,771	$28,491	$28,771
Interest rate swaps	-	-	5,079	2,649	-	-	5,079	2,649

Total liabilities	$-	$-	$5,079	$2,649	$28,491	$28,771	$33,570	$31,420

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended September 30, 2015
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,899	$7,226	$29,476
Transfer to held-to-maturity	-	-	-
Principal repayments	(7,899)	-	-
Maturities	-	-	-
Net loss from fair value adjustment of financial assets included in earnings (1)	-	(44)	-
Net gain from fair value adjustment of financial liabilities included in earnings (1)	-	-	(988)
Increase in accrued interest payable	-	-	3
Change in unrealized losses included in other comprehensive income	-	(1)	-
Ending balance	$-	$7,181	$28,491

Changes in unrealized losses held at period end	$-	$(1)	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended September 30, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$10,592	$13,361	$29,388
Purchases	2,000	-	-
Maturities	(85)	-	-
Principal repayments	(54)	-	-
Net gain from fair value adjustment of financial assets included in earnings (1)	-	45	-
Net loss from fair value adjustment of financial liabilities included in earnings (1)	-	-	145
Increase in accrued interest payable	-	-	2
Change in unrealized gains (losses) included in other comprehensive income	-	212	-
Ending balance	$12,453	$13,618	$29,535

Changes in unrealized gains held at period end	$-	$212	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2015
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$15,519	$7,090	$28,771
Transfer to held-to-maturity	(4,510)	-	-
Purchases	1,000	-	-
Principal repayments	(8,009)	-	-
Maturities	(4,000)	-	-
Net gain from fair value adjustment of financial assets included in earnings (1)	-	86	-
Net gain from fair value adjustment of financial liabilities included in earnings (1)	-	-	(283)
Increase in accrued interest payable	-	-	3
Change in unrealized gains (losses) included in other comprehensive income	-	5	-
Ending balance	$-	$7,181	$28,491

Changes in unrealized gains held at period end	$-	$5	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$9,223	$14,935	$29,570
Purchases	4,475	-	-
Maturities	(1,085)	-	-
Principal repayments	(160)	-	-
Sales	-	(1,871)	-
Net gain from fair value adjustment of financial assets included in earnings (1)	-	99	-
Net gain from fair value adjustment of financial liabilities included in earnings (1)	-	-	(34)
Decrease in accrued interest payable	-	-	(1)
Change in unrealized gains (losses) included in other comprehensive income	-	455	-
Ending balance	$12,453	$13,618	$29,535

Changes in unrealized gains held at period end	$-	$455	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

During the three and nine months ended September 30, 2015 and 2014, there were no transfers between Levels 1, 2 and 3.

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of September 30, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust Preferred Securities	$7,181	Discounted cash flows	Discount rate	7.0%	-	7.1%	7.1%

Liabilities:

Junior subordinated debentures	$28,491	Discounted cash flows	Discount rate		7.0%		7.0%

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Municipals	$15,519	Discounted cash flows	Discount rate	0.2%	-	4.0%	2.3%

Trust Preferred Securities	$7,090	Discounted cash flows	Discount rate	7.0%	-	7.25%	7.2%

Liabilities:

Junior subordinated debentures	$28,771	Discounted cash flows	Discount rate		7.0%		7.0%

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at September 30, 2015 and December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$15,418	$22,174	$15,418	$22,174
Other real estate owned	-	-	-	-	4,855	6,326	4,855	6,326

Total assets	$-	$-	$-	$-	$20,273	$28,500	$20,273	$28,500

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of September 30, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$3,890	Income approach	Capitalization rate	6.0%	to	8.0%	7.5%
			Loss severity discount	0.5%	to	55.4%	15.8%

Impaired loans	$5,534	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	40.0%	-4.6%
			Loss severity discount	0.2%	to	89.4%	12.9%

Impaired loans	$5,994	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-2.3%
			Capitalization rate	5.6%	to	11.0%	7.2%
			Loss severity discount	0.9%	to	51.4%	15.9%

Other real estate owned	$3,750	Income approach	Capitalization rate		9.0%		9.0%
			Loss severity discount		19.0%		19.0%

Other real estate owned	$289	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-5.0%	to	25.0%	10.0%
			Loss severity discount		1.6%		1.6%

Other real estate owned	$816	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-10.0%	to	15.0%	2.5%
			Capitalization rate		8.6%		8.6%
			Loss severity discount		1.3%		1.3%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$6,981	Income approach	Capitalization rate	7.3%	to	8.5%	7.8%
			Loss severity discount	0.5%	to	81.7%	21.3%

Impaired loans	$6,935	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-41.5%	to	40.0%	-2.2%
			Loss severity discount	1.8%	to	89.4%	20.0%

Impaired loans	$8,258	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-55.0%	to	25.0%	-6.1%
			Capitalization rate	5.8%	to	11.0%	8.0%
			Loss severity discount	0.9%	to	74.4%	30.0%

Other real estate owned	$4,768	Income approach	Capitalization rate	9.0%	to	12.0%	9.1%
			Loss severity discount	0.9%	to	4.9%	1.0%

Other real estate owned	$587	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-11.9%	to	15.0%	-3.5%
			Loss severity discount	0.0%	to	36.9%	9.6%

Other real estate owned	$971	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-25.0%	to	0.0%	-8.9%
			Capitalization rate	7.5%	to	8.0%	7.7%
			Loss severity discount	0.0%	to	6.2%	3.0%

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

The estimated fair value of each material class of financial instruments at September 30, 2015 and December 31, 2014 and the related methods and assumptions used to estimate fair value are as follows:

Cash and Due from Banks, Overnight Interest-Earning Deposits and Federal Funds Sold:

The fair values of financial instruments that are short-term or reprice frequently and have little or no risk are considered to have a fair value that approximates carrying value.

FHLB-NY stock:

The fair value is based upon the par value of the stock which equals its carrying value.

Securities:

The estimated fair values of securities are contained in Note 4 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. When there is limited activity or less transparency around inputs to the valuation, securities are valued using.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Loans held for sale:

The fair value of non-performing loans held for sale is estimated through bids received on the loans. There were no loans held for sale at September 30, 2015 and December 31, 2014.

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

Borrowings:

The fair value of borrowings are estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements or using a market-standard model.

Interest Rate Swaps:

The estimated fair value of interest rate swaps is based upon broker quotes.

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

At September 30, 2015 and December 31, 2014, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at September 30, 2015:

	September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and due from banks	$34,474	$34,474	$34,474	$-	$-
Securities held-to-maturity	6,220	6,220	-	-	6,220
Mortgage-backed securities available for sale	690,044	690,044	-	690,044	-
Other securities available for sale	318,501	318,501	-	311,320	7,181
Loans	4,200,949	4,243,040	-	-	4,243,040
FHLB-NY stock	53,391	53,391	-	53,391	-

Total assets	$5,303,579	$5,345,670	$34,474	$1,054,755	$4,256,441

Liabilities:
Deposits	$3,727,413	$3,751,619	$2,340,468	$1,411,151	$-
Borrowings	1,236,577	1,254,194	-	1,225,703	28,491
Interest rate swaps	5,079	5,079	-	5,079	-

Total liabilities	$4,969,069	$5,010,892	$2,340,468	$2,641,933	$28,491

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

12. Derivative Financial Instruments

At September 30, 2015 and December 31, 2014, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use interest rate swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At September 30, 2015 and December 31, 2014, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At September 30, 2015 and December 31, 2014, derivatives with a combined notional amount of $52.8 million and $14.5 million, respectively, were designated as fair value hedges. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income. The portion of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2015:

	Notional Amount	Net Carrying Value(1)
	(In thousands)

Interest rate swaps (non-hedge)	$36,321	$(3,119)
Interest rate swaps (hedge)	52,830	(1,960)
Total derivatives	$89,151	$(5,079)

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2014:

	Notional Amount	Net Carrying Value (1)
	(In thousands)

Interest rate swaps (non-hedge)	$36,321	$(2,239)
Interest rate swaps (hedge)	4,131	84
Interest rate swaps (hedge)	10,340	(410)
Total derivatives	$50,792	$(2,565)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2015	2014	2015	2014

Financial Derivatives:
Interest rate swaps (non-hedge)	$(1,753)	$(300)	$(882)	$(2,033)
Interest rate swaps (hedge)	(387)	(28)	(433)	(89)
Net loss (1)	$(2,140)	$(328)	$(1,315)	$(2,122)

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

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

Income tax provisions are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Federal:
Current	$6,195	$5,381	$20,262	$13,793
Deferred	(820)	(141)	(3,480)	1,718
Total federal tax provision	5,375	5,240	16,782	15,511
State and Local:
Current	1,635	1,869	6,490	5,237
Deferred	(349)	(49)	(1,544)	837
Total state and local tax provision	1,286	1,820	4,946	6,074

Total income tax provision	$6,661	$7,060	$21,728	$21,585

The effective tax rate was 37.7% and 38.7% for the three months ended September 30, 2015 and 2014, respectively, and 38.6% and 39.4% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to the prior year being affected by changes in New York State tax code passed on March 31, 2014, which resulted in a reduction in the Company’s deferred tax assets and a corresponding increase in tax expense during the three and nine months ended September 30, 2014. Additionally, the decrease in the effective tax rate reflects the greater impact that preferential tax items had on the Company’s tax liability during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

On April 13, 2015, the Governor of New York signed the New York State 2015 budget, which included changes to the New York City tax code. The approved budget changes the manner in which the Bank’s tax liability is calculated for New York City. Based on our review of the changes to the New York City tax code, we do not anticipate a significant change to the Company’s tax expense.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended September 30,				For the nine months ended September 30,
(dollars in thousands)	2015		2014		2015		2014
Taxes at federal statutory rate	$6,184	35.0%	$6,392	35.0%	$19,706	35.0%	$19,169	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	836	4.7	1,183	6.5	3,215	5.7	3,948	7.2
Other	(359)	(2.0)	(515)	(2.8)	(1,193)	(2.1)	(1,532)	(2.8)
Taxes at effective rate	$6,661	37.7%	$7,060	38.7%	$21,728	38.6%	$21,585	39.4%

The Company has recorded a deferred tax asset of $32.6 million at September 30, 2015, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $9.8 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at September 30, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14. Accumulated other comprehensive income (loss):

The following table sets forth the changes in accumulated other comprehensive income (loss), net, by component for the three months ended September 30, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$2,211	$(5,967)	$(3,756)
Other comprehensive income before reclassifications, net of tax	3,943	-	3,943

Amounts reclassified from accumulated other comprehensive income, net of tax	(58)	167	109

Net current period other comprehensive income, net of tax	3,885	167	4,052

Ending balance, net of tax	$6,096	$(5,800)	$296

The following table sets forth the changes in accumulated other comprehensive income (loss), net, by component for the three months ended September 30, 2014:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,351	$(2,702)	$649
Other comprehensive income before reclassifications, net of tax	(2,206)	-	(2,206)

Amounts reclassified from accumulated other comprehensive income, net of tax	(2,978)	92	(2,886)

Net current period other comprehensive income (loss), net of tax	(5,184)	92	(5,092)

Ending balance, net of tax	$(1,833)	$(2,610)	$(4,443)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the changes in accumulated other comprehensive income (loss), net, by component for the nine months ended September 30, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income before reclassifications, net of tax	2,798	-	2,798

Amounts reclassified from accumulated other comprehensive income, net of tax	(94)	499	405

Net current period other comprehensive income, net of tax	2,704	499	3,203

Ending balance, net of tax	$6,096	$(5,800)	$296

The following table sets forth the changes in accumulated other comprehensive income (loss), net, by component for the nine months ended September 30, 2014:

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the three months ended September 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains on available for sale securities:	$103		Net gain on sale of securities
	(45)		Tax expense
	$58		Net of tax

Amortization (accretion) of defined benefit pension items:
Actuarial losses	$(307)	(1)	Other expense
Prior service credits	11	(1)	Other expense
	(296)		Total before tax
	129		Tax benefit
	$(167)		Net of tax

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income (loss) by component for the three months ended September 30, 2014:

Details about Accumulated Other Comprehensive Income Components (Loss)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains (losses) on available for sale securities:	$5,216		Net gain on sale of securities
	(2,238)		Tax expense
	$2,978		Net of tax

Amortization (accretion) of defined benefit pension items:
Actuarial losses	$(175)	(1)	Other expense
Prior service credits	12	(1)	Other expense
	(163)		Total before tax
	71		Tax benefit
	$(92)		Net of tax

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015:

Details about Accumulated Other Comprehensive Income Components (Loss)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains on available for sale securities:	$167		Net gain on sale of securities
	(73)		Tax expense
	$94		Net of tax

Amortization (accretion) of defined benefit pension items:
Actuarial losses	$(920)	(1)	Other expense
Prior service credits	34	(1)	Other expense
	(886)		Total before tax
	387		Tax benefit
	$(499)		Net of tax

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014:

Details about Accumulated Other Comprehensive Income Components (Loss)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains on available for sale securities:	$5,216		Net gain on sale of securities
	(2,238)		Tax expense
	$2,978		Net of tax

Amortization (accretion) of defined benefit pension items:
Actuarial losses	$(525)	(1)	Other expense
Prior service credits	34	(1)	Other expense
	(491)		Total before tax
	248		Tax benefit
	$(243)		Net of tax

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

15. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of September 30, 2015, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2015		December 31, 2014
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$488,327	9.02%	$472,251	9.63%
Requirement to be well capitalized	270,676	5.00	245,254	5.00
Excess	217,651	4.02	226,997	4.63

Common Equity Tier I risk-based capital:
Capital level	$488,327	12.86%	n/a	n/a
Requirement to be well capitalized	246,781	6.50	n/a	n/a
Excess	241,546	6.36	n/a	n/a

Tier 1 risk-based capital:
Capital level	$488,327	12.86%	$472,251	13.87%
Requirement to be well capitalized	303,731	8.00	204,345	6.00
Excess	184,596	4.86	267,906	7.87

Total risk-based capital:
Capital level	$511,300	13.47%	$497,347	14.60%
Requirement to be well capitalized	379,664	10.00	340,589	10.00
Excess	131,636	3.47	156,758	4.60

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2015, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2015		December 31, 2014
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$482,684	8.93%	$471,233	9.62%
Requirement to be well capitalized	270,288	5.00	244,960	5.00
Excess	212,396	3.93	226,273	4.62

Common Equity Tier I risk-based capital:
Capital level	$455,153	12.01%	n/a	n/a
Requirement to be well capitalized	246,358	6.50	n/a	n/a
Excess	208,795	5.51	n/a	n/a

Tier 1 risk-based capital:
Capital level	$482,684	12.74%	$471,233	13.87%
Requirement to be well capitalized	303,209	8.00	203,878	6.00
Excess	179,475	4.74	267,355	7.87

Total risk-based capital:
Capital level	$505,657	13.34%	$496,329	14.61%
Requirement to be well capitalized	379,012	10.00	339,797	10.00
Excess	126,645	3.34	156,532	4.61

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

The trend of improving credit quality continued in the third quarter of 2015, as we continued to see improvements in non-accrual loans. Non-accrual loans were $26.3 million at September 30, 2015, which was a decrease of $1.2 million, or 4.2%, from June 30, 2015, and are at their lowest level since the fourth quarter of 2008. The decrease in non-accrual loans and our ability to minimize charge-offs has allowed us to record a benefit of $0.4 million in our reserve for loan losses during the three months ended September 30, 2015, which is the seventh consecutive quarter of recording a benefit. During the third quarter of 2015 we sold six delinquent loans with a book value of $2.3 million, receiving $2.3 million upon sale. Net recoveries for the three months ended September 30, 2015 were $0.3 million. We continued our practice of obtaining updated appraisals and recording charge-offs based on these current values as opposed to adding to the allowance for loan losses. This process has ensured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans collateralized by real estate was 44.6% at September 30, 2015.

Net loans increased $169.9 million, or 4.2%, during the third quarter of 2015. Loan originations and purchases for the three months ended September 30, 2015 totaled $334.5 million at an average yield of 3.56%. The quarter included the purchase of loan participations totaling $65.1 million in multi-family real estate at an average yield of 3.63%, $20.0 million in commercial real estate loans at an average yield of 3.13% and $5.2 million in commercial business loans, at an average yield of 3.66%. We continued our focus on the origination and purchase of multi-family real estate, commercial real estate and commercial business loans as originations and purchases of these loan types accounted for 88.4% of the quarter’s originations. Loan applications in process have continued to remain strong, totaling $381.9 million at September 30, 2015 compared to $469.2 million at June 30, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

During the prior quarter we completed the move of our headquarters to RXR Plaza. The new office space allows us to bring a majority of our non-branch staff into one location providing efficiencies and synergies which were not available when the staff was spread throughout many different locations. As part of the move we also opened a new full-service branch at the same location. Additionally, during the prior quarter we sold three of our branch buildings in a sale leaseback transaction, realizing a gain on sale of $12.7 million, of which $6.5 million was recognized in earnings during the three months ended June 30, 2015 and $6.2 million will be deferred and recognized over the term of the branch leases.

Our net interest margin for the third quarter of 2015 was 3.05%, an increase of two basis points from the second quarter of 2015. Net interest income increased $1.2 million during the three months ended September 30, 2015 to $39.3 million, compared to the second quarter of 2015 due to the increase in interest-earning assets. The increase in net interest income was affected in the third quarter of 2015 by elevated levels of prepayment penalty income and interest recovered from non-accrual loans. Absent these two items, the net interest margin would have decreased by five basis points to 2.85% for the third quarter of 2015 from 2.90% for the second quarter of 2015.

At September 30, 2015, the Bank was considered to be well-capitalized under all regulatory requirements, with Tier 1, Common Equity Tier 1 Risk-based, Tier 1 Risk-based and Total Risk-based capital ratios of 9.02%, 12.86%, 12.86% and 13.47%, respectively. The Company also is subject to the same regulatory requirements. At September 30, 2015, the Company’s capital ratios for Tier 1, Common Equity Tier 1 Risk-based, Tier 1 Risk-based and Total Risk-based capital ratios were 8.93%, 12.01%, 12.74% and 13.34%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

General. Net income for the three months ended September 30, 2015 was $11.0 million, a decrease of $0.2 million, or 1.7%, compared to $11.2 million for the three months ended September 30, 2014. Diluted earnings per common share were $0.38 for the three months ended September 30, 2015 and 2014.

Return on average equity decreased to 9.5% for the three months ended September 30, 2015 from 9.9% for the three months ended September 30, 2014. Return on average assets decreased to 0.8% for the three months ended September 30, 2015 from 0.9% for the three months ended September 30, 2014.

Interest Income. Total interest and dividend income increased $2.7 million, or 5.6%, to $51.9 million for the three months ended September 30, 2015 from $49.2 million for the three months ended September 30, 2014. The increase in interest income was primarily attributable to an increase of $544.0 million in the average balance of interest-earning assets to $5,151.0 million for the three months ended September 30, 2015 from $4,607.0 million for the comparable prior year period, partially offset by a decrease of 24 basis points in the yield on interest-earning assets to 4.03% for the three months ended September 30, 2015 from 4.27% in the comparable prior year period. The 24 basis point decline in the yield on interest-earning assets was primarily due to a 34 basis point reduction in the yield of the loan portfolio to 4.45% for the three months ended September 30, 2015 from 4.79% for the three months ended September 30, 2014, combined with an increase of $50.5 million in the average balance of lower yielding interest-earning deposits and federal funds sold to $76.5 million for the three months ended September 30, 2015 from $26.0 million in the comparable prior year period. The yield on interest-earning assets was positively impacted by an increase of $503.3 million in the average balance of the higher yielding total loans, net to $4,069.7 million for the three months ended September 30, 2015 from $3,566.4 million for the comparable prior year period. Additionally, the yield of the securities portfolio increased eight basis points to 2.64% for three months ended September 30, 2015, from 2.56% for the comparable prior year period. The 34 basis point decrease in the yield of the loan portfolio was primarily due to the decline in the rates earned on new loan originations, as compared to the existing portfolio, existing loans modifying to lower rates, and higher yielding loans prepaying. The eight basis point increase in the yield of the securities portfolio was primarily due to prepayment penalty income of $0.2 million for the three months ended September 30, 2015, whereas no prepayment penalty income was received on securities in the comparable prior year period. Excluding prepayment penalty income from loans and securities, the yield on total loans, net, would have decreased 37 basis points to 4.25% for the three months ended September 30, 2015 from 4.62% for the three months ended September 30, 2014, while the yield on total securities was 2.56% for the three months ended September 30, 2015 and 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $4.6 million, or 26.8%, to $12.6 million for the three months ended September 30, 2015 from $17.2 million for the three months ended September 30, 2014. The decrease in interest expense was primarily due to the absence of a $5.2 million prepayment penalty recorded on borrowings in the comparable 2014 period as a result of a balance sheet deleveraging. Absent the prepayment penalty on borrowings, the cost of interest-bearing liabilities would have decreased seven basis points to 1.09% for the three months ended September 30, 2015 from 1.16% for the quarter ended September 30, 2014. The seven basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of 23 basis points and 16 basis points in the cost of certificates of deposit and borrowed funds, respectively. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates. These decreases were partially offset by increases of 26 basis points, 13 basis points, and three basis points in the cost of savings, money market and NOW accounts, respectively, for the three months ended September 30, 2015 from the comparable prior year period. The cost of savings accounts increased as we increased the rate we pay on some of our savings products to attract additional deposits. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, which allows us to invest these funds in higher yielding assets. The cost of NOW accounts increased primarily due to an increase in the rate we pay on our premium checking product. Additionally, the cost of interest-bearing liabilities was negatively affected by increases of $137.9 million and $132.8 million in the average balance of higher costing borrowed funds and certificates of deposit, respectively, during the three months ended September 30, 2015, which was partially offset by an increase of $219.3 million in the average balance of lower costing core deposits during the three months ended September 30, 2015 to $2,081.8 million from $1,862.5 million for the comparable prior year period.

Net Interest Income. For the three months ended September 30, 2015, net interest income was $39.3 million, an increase of $7.4 million, or 23.0%, from $32.0 million for the three months ended September 30, 2014. The increase in net interest income was due to the growth of net interest-earning assets, an increase in prepayment penalty income and the absence of a $5.2 million prepayment penalty recorded on borrowings in the comparable 2014 period as a result of a balance sheet deleveraging.

Excluding the $5.2 million prepayment penalty on borrowings during the three months ended September 30, 2014, net interest income would have increased $2.2 million, or 5.8%, to $39.3 million from $37.1 million for the quarter ended September 30, 2014. Average interest-earning assets increased $544.0 million to $5,151.0 million for the three months ended September 30, 2015 from $4,607.0 million for the comparable prior year period while the yield decreased 24 basis points to 4.03% for the quarter ended September 30, 2015 from 4.27% for the comparable prior year period. Absent the prepayment penalty on borrowings, the cost of interest-bearing liabilities decreased seven basis points to 1.09% for the three months ended September 30, 2015 as compared to 1.16% for the quarter ended September 30, 2014. The effects of the above on both the net interest spread and net interest margin was a decrease of 17 basis points to 2.94% and 3.05%, respectively, for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Included in net interest income for the three months ended September 30, 2015 and 2014 was prepayment penalty income from loans and securities totaling $2.2 million and $1.4 million, respectively, along with recovered interest from non-accrual loans totaling $0.4 million and $0.3 million, respectively. Without the prepayment penalty income, recovered interest and prepayment penalty on borrowings, the net interest margin for the three months ended September 30, 2015 would have been 2.85%, a decrease of 22 basis points, as compared to 3.07% for the three months ended September 30, 2014.

Benefit for Loan Losses. The benefit for loan losses for the three months ended September 30, 2015 was $0.4 million, a decrease of $0.2 million, or 40.1%, from a benefit of $0.6 million recorded during the comparable prior year period. The benefit recorded during the three months ended September 30, 2015 was primarily due to the continued improvement in credit conditions and an improvement in the impact of the qualitative factors used in the calculation of the allowance for loan losses. During the three months ended September 30, 2015, non-accrual loans decreased $1.2 million to $26.3 million from $27.5 million at June 30, 2015 and net recoveries totaled $0.3 million. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 44.6% at September 30, 2015. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $0.4 million for the three months ended September 30, 2015. See “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Income. Non-interest income for the three months ended September 30, 2015 was $1.7 million, a decrease of $5.4 million, or 76.2%, from $7.1 million for the three months ended September 30, 2014. The decrease in non-interest income was primarily due to the $5.2 million net gain from the sale of mortgage-backed securities during the three months ended September 30, 2014, as part of our balance sheet deleveraging. Additionally, non-interest income decreased due to an increase of $0.6 million in net losses from fair value adjustments, partially offset by $0.3 million in net gains on sale of loans recorded during the three months ended September 30, 2015.

Non-Interest Expense. Non-interest expense was $23.7 million for the three months ended September 30, 2015, an increase of $2.3 million, or 10.6%, from $21.4 million for the three months ended September 30, 2014. The increase in non-interest expense was primarily due to increases of $0.8 million in other operating expense, $0.5 million in salaries and benefits, $0.4 million in occupancy and equipment, $0.3 million in professional services, $0.3 million in depreciation and amortization and $0.2 million in data processing expense. The increase in salaries and benefits was primarily due to increases in staffing in the technology, risk/compliance and retail departments. The increases in occupancy and equipment and depreciation and amortization were primarily due to the opening of two new branches along with the move to and consolidation of staff at our new larger corporate headquarters in 2015. The increase in professional services was primarily due to increases in costs related to enhancing our compliance program and advertising expense. These increases were partially offset by a decrease of $0.3 million in foreclosure expenses. The efficiency ratio increased to 56.2% for the three months ended September 30, 2015 from 54.1% for the three months ended September 30, 2014, primarily due to the increased expenses discussed above.

Income before Income Taxes. Income before the provision for income taxes decreased $0.6 million, or 3.2%, to $17.7 million for the three months ended September 30, 2015 from $18.3 million for the three months ended September 30, 2014 for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.4 million, or 5.7%, to $6.7 million for the three months ended September 30, 2015 from $7.1 million for the three months ended September 30, 2014, primarily due to the decrease in income before income taxes as discussed above. The effective tax rate was 37.7% and 38.7% for the three months ended September 30, 2015 and 2014, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

General. Net income for the nine months ended September 30, 2015 was $34.6 million, an increase of $1.4 million, or 4.2%, compared to $33.2 million for the nine months ended September 30, 2014. Diluted earnings per common share were $1.18 for the nine months ended September 30, 2015, an increase of $0.07, or 6.3%, from $1.11 for the nine months ended September 30, 2014.

Return on average equity increased to 10.0% for the nine months ended September 30, 2015, from 9.9% for the nine months ended September 30, 2014. Return on average assets was 0.9% for the nine months ended September 30, 2015 and 2014.

Interest Income. Total interest and dividend income increased $3.7 million, or 2.5%, to $151.7 million for the nine months ended September 30, 2015 from $148.0 million for the nine months ended September 30, 2014. The increase in interest income was primarily attributable to an increase of $458.9 million in the average balance of interest-earning assets to $5,016.5 million for the nine months ended September 30, 2015 from $4,557.7 million for the comparable prior year period, partially offset by a decrease of 30 basis points in the yield on interest-earning assets to 4.03% for the nine months ended September 30, 2015 from 4.33% in the comparable prior year period. The 30 basis point decline in the yield on interest-earning assets was primarily due to a 40 basis point reduction in the yield of the loan portfolio to 4.47% for the nine months ended September 30, 2015 from 4.87% for the nine months ended September 30, 2014, combined with a 14 basis point decline in the yield on total securities to 2.52% for the nine months ended September 30, 2015 from 2.66% for the comparable prior year period. The yield on interest-earning assets was positively impacted by an increase of $485.4 million in the average balance of the higher yielding total loans, net to $3,967.2 million for the nine months ended September 30, 2015 from $3,481.8 million for the comparable prior year period and a decrease of $46.5 million in the average balance of the lower yielding total securities portfolio to $989.2 million for the nine months ended September 30, 2015 from $1,035.7 million for the comparable prior year period. The 40 basis point decrease in the yield of the loan portfolio was primarily due to the decline in the rates earned on new loan originations, as compared to the existing portfolio, existing loans modifying to lower rates, and higher yielding loans prepaying. The 14 basis point decrease in the yield of the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. Excluding prepayment penalty income from loans, the yield on total loans, net, would have decreased 41 basis points to 4.31% for the nine months ended September 30, 2015 from 4.72% for the nine months ended September 30, 2014, while the yield on total securities decreased 16 basis points to 2.50% for the nine months ended September 30, 2015 from 2.66% for the nine months ended September 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $6.0 million, or 14.1%, to $36.7 million for the nine months ended September 30, 2015 from $42.7 million for the nine months ended September 30, 2014. The decrease in interest expense was primarily due to the absence of a $5.2 million prepayment penalty recorded on borrowings in the comparable 2014 period as a result of a balance sheet deleveraging. Absent the prepayment penalty on borrowings, the cost of interest-bearing liabilities would have decreased 13 basis points to 1.08% for the nine months ended September 30, 2015 from 1.21% for the comparable prior year period. The 13 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of 37 basis points and 24 basis points in the cost of certificates of deposit and borrowed funds, respectively. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates. These decreases were partially offset by increases of 25 basis points and 13 basis points in the cost of savings and money market accounts, respectively, for the nine months ended September 30, 2015 from the comparable prior year period. The cost of savings accounts increased as we increased the rate we pay on some of our savings products to attract additional deposits. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, which allows us to invest these funds in higher yielding assets. Additionally, the cost of interest-bearing liabilities was negatively affected by increases of $169.2 million and $81.3 million in the average balance of higher costing certificates of deposit and borrowed funds, respectively, during the nine months ended September 30, 2015, which was partially offset by an increase of $150.6 million in the average balance of lower costing core deposits during the nine months ended September 30, 2015 to $2,060.1 million from $1,909.5 million for the comparable prior year period.

Net Interest Income. For the nine months ended September 30, 2015, net interest income was $115.0 million, an increase of $9.7 million, or 9.2%, from $105.3 million for the nine months ended September 30, 2014. The increase in net interest income was due to the growth of net interest-earning assets, an increase in prepayment penalty income and the absence of a $5.2 million prepayment penalty recorded on borrowings in the comparable 2014 period as a result of a balance sheet deleveraging.

Excluding the $5.2 million prepayment penalty on borrowings during the nine months ended September 30, 2014, net interest income would have increased $4.5 million, or 4.1%, to $115.0 million from $110.5 million for the nine months ended September 30, 2014. Average interest-earning assets increased $458.9 million to $5,016.5 million for the nine months ended September 30, 2015 from $4,557.7 million for the comparable prior year period while the yield decreased 30 basis points to 4.03% for the nine months ended September 30, 2015 from 4.33% for the comparable prior year period. Absent the prepayment penalty on borrowings, the cost of interest-bearing liabilities would have decreased 13 basis points to 1.08% for the nine months ended September 30, 2015 as compared to 1.21% for the nine months ended September 30, 2014. The effects of the above on both the net interest spread and net interest margin was a decrease of 17 basis points to 2.95% and 3.06%, respectively, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Included in net interest income for the nine months ended September 30, 2015 and 2014 was prepayment penalty income from loans and securities totaling $4.9 million and $4.1 million, respectively, along with recovered interest from non-accrual loans totaling $1.2 million and $1.0 million, respectively. Without the prepayment penalty income, recovered interest and prepayment penalty on borrowings, the net interest margin for the nine months ended September 30, 2015 would have been 2.89%, a decrease of 19 basis points, as compared to 3.08% for the nine months ended September 30, 2014.

Benefit for Loan Losses. The benefit for loan losses for the nine months ended September 30, 2015 was $1.6 million, a decrease of $1.2 million, or 42.7%, from a benefit of $2.8 million recorded during the comparable prior year period. The benefit recorded during the nine months ended September 30, 2015 was primarily due to the continued improvement in credit conditions and an improvement in the impact of the qualitative factors used in the calculation of the allowance for loan losses. During the nine months ended September 30, 2015, non-accrual loans decreased $5.6 million to $26.3 million from $31.9 million at December 31, 2014 and net charge-offs continued to be minimal at $0.5 million, or two basis points of average loans, for the nine months ended September 30, 2015. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 44.6% at September 30, 2015. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted, and as such, the Company recorded a benefit of $1.6 million for the nine months ended September 30, 2015. See “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Income. Non-interest income for the nine months ended September 30, 2015 was $13.6 million, an increase of $2.8 million, or 25.5%, from $10.8 million for the nine months ended September 30, 2014. The increase in non-interest income was primarily due to increases of $6.5 million in net gains on sale of buildings, as we sold and leased back our Brooklyn branch buildings, $0.4 million in net gains on sale of loans and $0.4 million in investment products. Additionally, non-interest income increased due to a decrease of $0.6 million in net losses from fair value adjustments. These increases to non-interest income were partially offset by a decrease of $5.0 million in net gains on sale of securities, primarily due to the comparable prior year period including a gain on sale of securities totaling $5.2 million, as part of a balance sheet deleveraging.

Non-Interest Expense. Non-interest expense was $73.9 million for the nine months ended September 30, 2015, an increase of $9.7 million, or 15.2%, from $64.2 million for the nine months ended September 30, 2014. The increase in non-interest expense was primarily due to increases of $3.8 million in salaries and benefits, $2.7 million in other operating expense and $1.8 million in occupancy and equipment expense. The increase in salaries and benefits was primarily due to annual salary increases, increases in staffing in the technology, risk/compliance and retail departments, as well as an increase in restricted stock expense. The increase in other operating expense was primarily due to $0.3 million in ATM fraud losses recorded in the first quarter of 2015, $0.7 million in expenses related to the move of our corporate headquarters, $1.0 million in expenses related to the growth of the Bank and an increase of $0.7 million in net losses from the sale of OREO. The growth in occupancy and equipment expense was primarily due to $0.2 million recorded in the first quarter of 2015 for temporary staff for additional security to guard against further ATM fraud losses, increases in rent expense of $1.1 million for our new corporate headquarters and new branch at the same location and $0.4 million from additional space in Manhattan for Business Bankers and a new branch location, which opened in September 2015. Additionally, during the current period the Bank also experienced increases of $0.7 million in professional services, primarily due to costs related to enhancing our compliance program and $0.4 million, $0.3 million and $0.2 million in depreciation and amortization expense, data processing expense and FDIC insurance expense, respectively, due to the growth of the Bank, partially offset by a decrease of $0.2 million in OREO foreclosure expenses. The efficiency ratio increased to 59.5% for the nine months ended September 30, 2015 from 54.5% for the nine months ended September 30, 2014, primarily due to the increased expenses discussed above.

Income before Income Taxes. Income before the provision for income taxes increased $1.5 million, or 2.8%, to $56.3 million for the nine months ended September 30, 2015 from $54.8 million for the nine months ended September 30, 2014 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2015 was $21.7 million, an increase of $0.1 million, or 0.7%, from $21.6 million for the comparable prior year period. The increase was primarily due to an increase of $1.5 million in income before income taxes, partially offset by a decrease in the effective tax rate to 38.6% for the nine months ended September 30, 2015 from 39.4% for the nine months ended September 30, 2014. The decrease in the effective tax rate was primarily due to the prior year being affected by changes in New York State tax code passed on March 31, 2014, which resulted in a reduction in the Company’s deferred tax assets and a corresponding increase in tax expense during the nine months ended September 30, 2014.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2015 were $5,502.1 million, an increase of $425.1 million, or 8.4%, from $5,077.0 million at December 31, 2014. Total loans, net increased $392.7 million, or 10.4%, during the nine months ended September 30, 2015 to $4,178.0 million from $3,785.3 million at December 31, 2014. Loan originations and purchases were $837.9 million for the nine months ended September 30, 2015, an increase of $200.5 million from $637.3 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we continued to focus on the origination and purchase of multi-family residential, commercial real estate and commercial business loans with a full relationship. The loan pipeline remained strong, totaling $381.9 million at September 30, 2015 compared to $295.9 million at December 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2015	2014	2015	2014
Multi-family residential (1)	$91,306	$79,753	$268,481	$244,762
Commercial real estate (2)	151,358	68,875	295,084	100,496
One-to-four family – mixed-use property	20,008	13,938	44,905	32,366
One-to-four family – residential	12,618	5,426	34,696	20,930
Co-operative apartments	1,915	-	2,365	-
Construction	1,999	404	3,386	1,401
Small Business Administration	2,232	499	8,713	1,077
Taxi Medallion(3)	-	893	-	14,431
Commercial business and other (4)	53,028	78,382	180,239	221,880
Total	$334,464	$248,170	$837,869	$637,343

(1)	Includes purchases of $20.0 million and $119.9 million for the three and nine months ended September 30, 2015, respectively.
(2)	Includes purchases of $65.1 million and $10.0 million for the three months ended September 30, 2015 and 2014, respectively. Includes purchases of $76.1 million and $10.0 million for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Includes purchases of $0.9 million and $14.4 million for the three and nine months ended September 30, 2014, respectively.
(4)	Includes purchases of $5.2 million for the three months ended September 30, 2015. Includes purchases of $20.4 million and $30.6 million for the nine months ended September 30, 2015 and 2014, respectively.

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the third quarter of 2015 had an average loan-to-value ratio of 41.3% and an average debt coverage ratio of 237%.

The Bank’s non-performing assets totaled $33.5 million at September 30, 2015, an increase of $0.6 million from $32.8 million at June 30, 2015, but a decrease of $7.1 million from $40.5 million at December 31, 2014.

Total non-performing assets as a percentage of total assets were 0.61% at September 30, 2015 and June 30, 2015, compared to 0.80% at December 31, 2014. The ratio of allowance for loan losses to total non-performing loans was 80.3% at September 30, 2015, compared to 80.8% at June 30, 2015 and 73.4% at December 31, 2014. See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the nine months ended September 30, 2015, mortgage-backed securities decreased $14.9 million, or 2.1%, to $690.0 million from $704.9 million at December 31, 2014. The decrease in mortgage-backed securities during the nine months ended September 30, 2015 was primarily due to sales of $103.1 million and principal repayments of $75.7 million, which was partially offset by purchases of $159.8 million at an average yield of 2.63% and an increase of $6.3 million in the fair value of mortgage-backed securities.

During the nine months ended September 30, 2015, other securities, including securities held-to-maturity, increased $56.3 million, or 21.0%, to $324.7 million from $268.4 million at December 31, 2014. The increase in other securities during the nine months ended September 30, 2015 was primarily due to purchases of $134.7 million at an average yield of 3.33%, which was partially offset by sales, maturities, principal repayments and a decrease in the fair value of other securities totaling $59.9 million, $9.0 million, $8.0 million, and $1.3 million, respectively. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, collateralized loan obligations and corporate bonds.

Liabilities. Total liabilities were $5,030.9 million at September 30, 2015, an increase of $410.1 million, or 8.9%, from $4,620.8 million at December 31, 2014. During the nine months ended September 30, 2015, due to depositors increased $209.8 million, or 6.0%, to $3,682.7 million, due to increases of $128.7 million in core deposits and $81.1 million in certificates of deposit. The increase in core deposits was due to increases of $148.2 million and $1.4 million in money market and demand accounts, respectively, partially offset by decreases of $20.3 million and $0.5 million in NOW and savings accounts, respectively. Borrowed funds increased $180.1 million during the nine months ended September 30, 2015. The increase in borrowed funds was primarily due to the addition of $225.0 million in long-term borrowing at an average cost of 1.29% and a net increase in short-term borrowings totaling $45.0 million at an average cost of 0.34%, partially offset by the maturity of $90.0 million in long-term borrowings at an average cost of 0.94%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $14.9 million, or 3.3%, to $471.2 million at September 30, 2015 from $456.2 million at December 31, 2014. Stockholders’ equity increased primarily due to net income of $34.6 million, an increase in additional paid in capital of $3.5 million from the vesting and exercising of shares of employee and director stock plans, and an increase of $3.2 million in accumulated other comprehensive income (loss) primarily due to an increase in the fair value of the securities portfolio for the nine months ended September 30, 2015. These increases were partially offset by the purchase of 735,599 treasury shares in the open market, at an average price of $19.51 per share, for a total cost of $14.4 million, and the declaration and payment of dividends on the Company’s common stock of $0.48 per common share totaling $14.0 million. Book value per common share was $16.34 at September 30, 2015 compared to $15.52 at December 31, 2014.

Cash flow. During the nine months ended September 30, 2015, funds provided by the Company's operating activities amounted to $34.5 million. These funds combined with $369.0 million provided from financing activities were utilized to fund net investing activities of $403.3 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the nine months ended September 30, 2015, the net total of loan originations and purchases less loan repayments and sales was $369.0 million. During the nine months ended September 30, 2015, the Company also purchased $297.6 million in securities. During the nine months ended September 30, 2015, funds were provided by net increases of $218.0 million and $45.0 million in total deposits and short-term borrowed funds, respectively, and $225.0 million in long-term borrowings. Additionally, funds were provided by $257.3 million in proceeds from maturities, sales, calls and prepayments of securities and $20.2 million in proceeds from the sale of buildings. The Company also used funds of $90.0 million, $14.0 million and $15.6 million for the repayment of long-term borrowed funds, dividend payments and purchases of treasury stock, respectively, during the nine months ended September 30, 2015.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the fair value of assets net of the fair value of liabilities. The fair value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the fair value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2015. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2015, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of September 30, 2015:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-2.22%	10.26%	11.67%
-100 Basis points	0.74	7.61	11.56
Base interest rate	0.00	0.00	11.03
+100 Basis points	-4.61	-12.98	9.90
+200 Basis points	-9.67	-28.56	8.42

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2015				2014
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$3,561,262	$40,754	4.58%		$3,101,682	$38,440	4.96%
Other loans, net (1)	508,388	4,489	3.53		464,676	4,228	3.64
Total loans, net	4,069,650	45,243	4.45		3,566,358	42,668	4.79
Taxable securities: (3)
Mortgage-backed securities	692,777	4,307	2.49		727,935	4,761	2.62
Other securities	176,072	1,290	2.93		152,009	871	2.29
Total taxable securities	868,849	5,597	2.58		879,944	5,632	2.56
Tax-exempt securities: (2)(3)
Other securities	136,043	1,030	3.03		134,780	867	2.57
Total tax-exempt securities	136,043	1,030	3.03		134,780	867	2.57
Interest-earning deposits and
federal funds sold	76,473	43	0.22		25,954	10	0.15
Total interest-earning assets	5,151,015	51,913	4.03		4,607,036	49,177	4.27
Other assets	276,604				252,681
Total assets	$5,427,619				$4,859,717

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$262,535	297	0.45		$253,623	123	0.19
NOW accounts	1,398,358	1,646	0.47		1,329,329	1,464	0.44
Money market accounts	420,860	455	0.43		279,528	208	0.30
Certificate of deposit accounts	1,391,511	5,276	1.52		1,258,695	5,492	1.75
Total due to depositors	3,473,264	7,674	0.88		3,121,175	7,287	0.93
Mortgagors' escrow accounts	44,606	27	0.24		41,510	49	0.47
Total deposits	3,517,870	7,701	0.88		3,162,685	7,336	0.93
Borrowed funds	1,125,291	4,902	1.74		987,380	9,884	4.00
Total interest-bearing liabilities	4,643,161	12,603	1.09		4,150,065	17,220	1.66
Non interest-bearing deposits	254,435				213,715
Other liabilities	65,843				41,357
Total liabilities	4,963,439				4,405,137
Equity	464,180				454,580
Total liabilities and equity	$5,427,619				$4,859,717

Net interest income /
net interest rate spread		$39,310	2.94%			$31,957	2.61%

Net interest-earning assets /
net interest margin	$507,854		3.05%		$456,971		2.77%

Ratio of interest-earning assets to
interest-bearing liabilities			1.11	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.4 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.
(3)	Security interest income includes prepayment penalty income of approximately $0.2 million for the three months ended September 30, 2015. No prepayment penalty income was received on securities during the three months ended September 30, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the nine months ended September 30, 2015 and 2014, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2015				2014
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$3,466,085	$119,931	4.61%		$3,044,350	$115,352	5.05%
Other loans, net (1)	501,154	12,930	3.44		437,494	11,925	3.63
Total loans, net	3,967,239	132,861	4.47		3,481,844	127,277	4.87
Taxable securities:(3)
Mortgage-backed securities	700,563	13,028	2.48		755,620	15,471	2.73
Other securities	151,589	2,897	2.55		140,908	2,633	2.49
Total taxable securities	852,152	15,925	2.49		896,528	18,104	2.69
Tax-exempt securities: (2)(3)
Other securities	137,093	2,796	2.72		139,167	2,521	2.42
Total tax-exempt securities	137,093	2,796	2.72		139,167	2,521	2.42
Interest-earning deposits and
federal funds sold	60,028	96	0.21		40,117	55	0.18
Total interest-earning assets	5,016,512	151,678	4.03		4,557,656	147,957	4.33
Other assets	274,581				252,922
Total assets	$5,291,093				$4,810,578

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$265,831	852	0.43		$258,621	358	0.18
NOW accounts	1,441,598	4,847	0.45		1,419,463	4,743	0.45
Money market accounts	352,639	1,015	0.38		231,426	441	0.25
Certificate of deposit accounts	1,343,588	15,809	1.57		1,174,360	17,088	1.94
Total due to depositors	3,403,656	22,523	0.88		3,083,870	22,630	0.98
Mortgagors' escrow accounts	51,772	73	0.19		47,333	94	0.26
Total deposits	3,455,428	22,596	0.87		3,131,203	22,724	0.97
Borrowed funds	1,070,801	14,078	1.75		989,487	19,960	2.69
Total interest-bearing liabilities	4,526,229	36,674	1.08		4,120,690	42,684	1.38
Non interest-bearing deposits	243,693				202,159
Other liabilities	57,855				38,632
Total liabilities	4,827,777				4,361,481
Equity	463,316				449,097
Total liabilities and equity	$5,291,093				$4,810,578

Net interest income /
net interest rate spread		$115,004	2.95%			$105,273	2.95%

Net interest-earning assets /
net interest margin	$490,283		3.06%		$436,966		3.08%

Ratio of interest-earning assets to
interest-bearing liabilities			1.11	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.2 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.
(3)	Security interest income includes prepayment penalty income of approximately $0.2 million for the nine months ended September 30, 2015. No prepayment penalty income was received on securities during the nine months ended September 30, 2014.

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

	For the nine months ended September 30,
(In thousands)	2015	2014

Mortgage Loans

At beginning of period	$3,321,501	$3,028,452

Mortgage loans originated:
Multi-family residential	148,592	244,762
Commercial real estate	219,031	90,496
One-to-four family – mixed-use property	44,905	32,366
One-to-four family – residential	34,696	20,930
Co-operative apartments	2,365	-
Construction	3,386	1,401
Total mortgage loans originated	452,975	389,955

Mortgage loans purchased:
Multi-family residential	119,889	-
Commercial real estate	76,053	10,000
Total mortgage loans purchased	195,942	10,000

Less:
Principal and other reductions	283,885	266,793
Loans transferred to Available for Sale	300	-
Sales	10,063	5,943

At end of period	$3,676,170	$3,155,671

Non-Mortgage Loans

At beginning of period	$477,153	$394,556

Other loans originated:
Small Business Administration	8,713	1,077
Commercial business	157,711	219,820
Other	2,137	2,060
Total other loans originated	168,561	222,957

Other loans purchased:
Taxi medallion	-	14,431
Commercial business	20,391	-
Total other loans purchased	20,391	14,431

Less:
Principal and other reductions	151,690	152,816
Sales	3,765	-

At end of period	$510,650	$479,128

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2015	2015	2014
Accrual Status:
Multi-family residential	$2,644	$2,657	$3,034
Commercial real estate	2,349	2,356	2,373
One-to-four family - mixed-use property	2,347	2,358	2,381
One-to-four family - residential	346	349	354
Small business administration	37	39	-
Commercial business and other	2,125	2,167	2,249

Total performing troubled debt restructured	$9,848	$9,926	$10,391

During the nine months ended September 30, 2015, one multi-family TDR loan of $0.4 million was transferred to non-performing status, which resulted in this loan being included in non-performing loans.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets, including loans held for sale, at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2015	2015	2014
Loans 90 days or more past due
and still accruing:
Multi-family residential	$516	$-	$676
Commercial real estate	253	416	820
One-to-four family - mixed-use property	1,293	353	405
One-to-four family - residential	13	13	14
Commercial business and other	222	315	386
Total	2,297	1,097	2,301

Non-accrual loans:
Multi-family residential	4,686	6,352	6,878
Commercial real estate	2,407	2,694	5,689
One-to-four family - mixed-use property	5,446	6,238	6,936
One-to-four family - residential	10,441	11,329	11,244
Small business administration	234	170	-
Commercial business and other	3,089	679	1,143
Total	26,303	27,462	31,890

Total non-performing loans	28,600	28,559	34,191

Other non-performing assets:
Real estate acquired through foreclosure	4,855	4,255	6,326
Total	4,855	4,255	6,326

Total non-performing assets	$33,455	$32,814	$40,517

Included in loans over 90 days past due and still accruing were nine loans totaling $2.3 million, eight loans totaling $1.1 million and 10 loans totaling $2.3 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively. These loans are all past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the loans maturity or repay these loans.

Included in non-performing loans was one loan totaling $0.4 million at September 30, 2015 which was restructured as TDR and not performing in accordance with its restructured terms, compared to two loans totaling $0.5 million at June 30, 2015 and two loans totaling $2.4 million at December 31, 2014.

The Bank’s non-performing assets totaled $33.5 million at September 30, 2015, an increase of $0.6 million from $32.8 million at June 30, 2015, but a decrease of $7.1 million from $40.5 million at December 31, 2014. Total non-performing assets as a percentage of total assets were 0.61% at September 30, 2015 and June 30, 2015, compared to 0.80% at December 31, 2014. The ratio of allowance for loan losses to total non-performing loans was 80.3% at September 30, 2015, compared to 80.8% at June 30, 2015 and 73.4% at December 31, 2014.

During the three months ended September 30, 2015, 12 loans totaling $4.4 million were added to non-accrual loans, six loans totaling $1.0 million were returned to performing status, 10 loans totaling $2.5 million were paid in full, four loans totaling $1.0 million were sold, and one loan totaling $0.8 million was transferred to other real estate owned.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	September 30, 2015		December 31, 2014
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$1,581	$7,009	$1,729	$7,721
Commercial real estate	90	3,255	1,345	2,171
One-to-four family - mixed-use property	1,048	10,425	1,153	10,408
One-to-four family - residential	448	2,337	2,038	1,751
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	3,000
Small Business Administration	-	46	-	90
Taxi medallion	-	-	-	-
Commercial business and other	2	11	1,585	6
Total delinquent loans	$3,169	$23,083	$7,850	$25,147

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $60.0 million at September 30, 2015, a decrease of $16.5 million from $76.5 million at December 31, 2014.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at September 30, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,727	$6,511	$-	$-	$11,238
Commercial real estate	1,931	2,884	-	-	4,815
One-to-four family - mixed-use property	4,245	10,167	-	-	14,412
One-to-four family - residential	1,431	12,766	-	-	14,197
Co-operative apartments	-	-	-	-	-
Construction loans	1,000	-	-	-	1,000
Small Business Administration	235	234	-	-	469
Taxi Medallion	-	2,129	-	-	2,129
Commercial business and other	1,215	5,695	-	-	6,910
Total loans	14,784	40,386	-	-	55,170

Other Real Estate Owned	-	4,855	-	-	4,855
Total	$14,784	$45,241	$-	$-	$60,025

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	23,496	46,660	-	-	70,156

Other Real Estate Owned	-	6,326	-	-	6,326
Total	$23,496	$52,986	$-	$-	$76,482

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At September 30, 2015, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 44.6%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

We classify investment securities as Substandard when, based on an internal review, collection of principal is envisioned, but there may be a partial loss of interest or dividends. There were no securities classified as Substandard at September 30, 2015 and December 31, 2014.

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

In assessing the adequacy of the allowance for loan losses, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. During the three months ended September 30, 2015, we incurred total net recoveries of $0.3 million, compared to net charge-offs of $0.3 million for the comparable prior year period. Non-performing loans totaled $28.6 million and $35.7 million at September 30, 2015 and 2014, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At September 30, 2015, the average loan-to-value ratio for our non-performing loans collateralized by real estate was 44.6%. A benefit for loan losses of $0.4 million and $0.6 million was recorded for the three months ended September 30, 2015 and 2014, respectively. Management has concluded, and the Board of Directors has concurred, that at September 30, 2015, the allowance for loan losses was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2015	2014

Balance at beginning of period	$25,096	$31,776

Provision (benefit) for loan losses	(1,620)	(2,829)

Loans charged-off:
Multi-family residential	(458)	(1,086)
Commercial real estate	(32)	(307)
One-to-four family – mixed-use property	(571)	(305)
One-to-four family – residential	(244)	(97)
Small Business Administration	(9)	(49)
Commercial business and other	(62)	(130)
Total loans charged-off	(1,376)	(1,974)

Recoveries:
Multi-family residential	218	144
Commercial real estate	168	481
One-to-four family – mixed-use property	73	331
One-to-four family – residential	374	269
Co-operative apartments	-	7
Small Business Administration	32	76
Commercial business and other	8	63
Total recoveries	873	1,371

Net charge-offs	(503)	(603)

Balance at end of period	$22,973	$28,344

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.02%	0.02%
Ratio of allowance for loan losses to gross loans at end of period	0.55%	0.78%
Ratio of allowance for loan losses to non-performing
assets at end of period	68.67%	68.37%
Ratio of allowance for loan losses to non-performing
loans at end of period	80.32%	79.47%

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2015:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2015	-	$-	-	1,000,000
August 1 to August 31, 2015	60,000	19.77	60,000	940,000
September 1 to September 30, 2015	40,400	19.44	40,400	899,600
Total	100,400	$19.64	100,400

During the quarter ended September 30, 2015, the Company repurchased 100,400 shares of the Company’s common stock at an average cost of $19.64 per share. At September 30, 2015, 899,600 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

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

Flushing Financial Corporation,

Dated: November 9, 2015	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 9, 2015	By: /s/David Fry
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