Form 10-K
period 2015-12-31
FLUSHING FINANCIAL CORP
filed 2016-03-15
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $576,620,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $21.01.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2016 was 28,984,725 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2016 are incorporated herein by reference in Part III.

TABLE OF CONTENTS

i

Distributions	33
Corporate Alternative Minimum Tax	33
State and Local Taxation	34
New York State and New York City Taxation	34
New Jersey State Taxation	35
Delaware State Taxation	35

REGULATION	35
General	35
The Dodd - Frank Act	35
Basel III	36
Volcker Rule	36
New York State Law	37
FDIC Regulation	37
Transactions with Affiliates	40
Community Reinvestment Act	41
Federal Reserve System	41
Federal Home Loan Bank System	41
Holding Company Regulations	42
Acquisition of the Holding Company	43
Federal Securities Law	43
Consumer Financial Protection Bureau	43
Mortgage Banking and Related Consumer Protection Regulations	43
Available Information	44
Item 1A. Risk Factors	44
Changes in Interest, Including the Potential for Negative Interest Rates, May Significantly Impact Our Financial Condition and Results of Operations	44
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	45
Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	46
Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited	46
The Markets in Which We Operate Are Highly Competitive	46
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	47
Changes in Laws and Regulations Could Adversely Affect Our Business	47
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	48
Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquirer	49
The FDIC’s Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations	49
A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	50
We May Experience Increased Delays in Foreclosure Proceedings	51
We May Need to Recognize Other-Than-Temporary Impairment Charges in the Future	51

PART IV
Item 15. Exhibits, Financial Statement Schedules	152
(a) 1. Financial Statements	152
(a) 2. Financial Statement Schedules	152
(a) 3. Exhibits Required by Securities and Exchange Commission Regulation S-K	153
SIGNATURES	155
POWER OF ATTORNEY	155

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2015, the Company had total assets of $5.7 billion, deposits of $3.9 billion and stockholders’ equity of $473.1 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2015, we had gross loans outstanding of $4,372.6 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $3,832.9 million, or 87.7% of gross loans, and non-mortgage loans totaling $539.7 million, or 12.3% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which totaled 83.0% of gross loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”) (formerly, the New York State Banking Department), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. Since the Great Recession, improvements in unemployment in our market, the New York City metropolitan area, had lagged many other areas of the country until recently, when the unemployment rate decreased to 5.0% at December 2015 from 6.2% at December 31, 2014, for the New York City region, according to the New York Department of Labor. In this improved environment, we saw improvements in our non-performing loans, although they still remain at elevated levels. Non-performing loans totaled $26.1 million, $34.2 million and $49.0 million at December 31, 2015, 2014 and 2013, respectively. Additionally, we did not experience a significant increase in foreclosed properties despite an extended foreclosure process in our market. Net charge-offs of impaired loans increased in 2015 to $2.6 million from $0.7 million for the year ended December 31, 2014, but decreased from $13.3 million for the year ended December 31, 2013. Since the Great Recession, we have continued with conservative underwriting standards to reduce risk.

Although loan originations declined from 2008 through 2011, in 2012 the trend was reversed with loan originations improving year-over-year through 2015. Loan originations and purchases for 2015 increased $275.3 million, or 28.7%, to $1,233.5 million from $958.2 million for 2014.

Our operating results are also affected by extensions, renewals, modifications and restructuring of loans in our loan portfolio. Loans which are renewed, modified or restructured are required to be fully underwritten in accordance with our policy for new loans, except when the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, or for a loan classified as a troubled debt restructured (“TDR”). Our policy for modifying a loan due to the borrower’s request for changes in the terms will depend on the change requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the last three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings and modifications must be approved by either the Board of Directors of the Bank (the “Bank Board of Directors”) or its Loan Committee (the “Loan Committee”).

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

The Bank has a business banking unit. Our business strategy includes continuing our transition from a traditional thrift to a more “commercial-like” banking institution by continuing the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2015, the business banking unit had $525.3 million in gross loans outstanding and $146.3 million of customer deposits.

The Bank has an internet branch, iGObanking.com®, which provides access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail. The internet branch does not currently accept loan applications. As of December 31, 2015, the internet branch had $323.7 million of customer deposits.

The Bank has a governmental banking unit, which provides banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. At December 31, 2015, the government banking unit had $975.9 million in customer deposits.

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office is in Uniondale, New York, located in Nassau County. At December 31, 2015, the Bank operated out of 19 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Uniondale in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 115 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2015, in these counties was approximately 0.34% of the total deposits of these FDIC insured competing financial institutions, and we are the 23rd largest financial institution. In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans, Taxi medallion loans and other consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2015, we had gross loans outstanding of $4,372.6 million (before the allowance for loan losses and net deferred costs).

Since 2009 we have focused our mortgage loan origination efforts on multi-family residential mortgage loans, although during 2014 and 2015 we increased our focus on commercial real estate and business loans with full banking relationships. In prior years we had focused our mortgage loan originations on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis on multi-family residential mortgage loans, commercial real estate and business loans with full banking relationships through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contact with mortgage brokers and other professionals who serve as referral sources. The reduced emphasis on commercial real estate, one-to-four family mixed-use property mortgage loans, and construction loans since 2009 was due to the increased level of risk in these types of loans in the current economic environment. However, due to the changes in our underwriting standards, which we believe has reduced risk in newly originated commercial real estate mortgage loans, we have increased our focus on the origination of commercial real estate mortgage loans.

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

Prior to 2007, we had grown our construction loan portfolio. During 2007, we began to deemphasize construction loans, as originations of new construction loans declined. We have continued to deemphasize construction loans since then as we reduced the balance of our construction loan portfolio, which totaled $7.3 million at December 31, 2015. We intend to continue to deemphasize construction loans in the near term. We obtain a first lien position on the underlying collateral, and generally obtain personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our construction loan portfolio.

The business banking unit focuses on loan and deposit relationships to businesses located within our market area. These loans are generally personally guaranteed by the owners, and may be secured by the assets of the business, including real estate. The interest rate on these loans is generally an adjustable rate based on a published index. These loans, while providing us a higher rate of return, also present a higher level of risk. The greater risk associated with business loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our business loan portfolio.

At times, we may purchase loans from banks, mortgage bankers and other financial institutions when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated. Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,055,228	46.98%	$1,923,460	50.64%	$1,712,039	50.02%	$1,534,438	47.62%	$1,391,221	43.28%
Commercial real estate	1,001,236	22.90	621,569	16.36	512,552	14.97	515,438	16.00	580,783	18.07
One-to-four family -
mixed-use property	573,043	13.11	573,779	15.10	595,751	17.40	637,353	19.79	693,932	21.59
One-to-four family -
residential (1)	187,838	4.30	187,572	4.94	193,726	5.66	198,968	6.18	220,431	6.86
Co-operative apartment (2)	8,285	0.19	9,835	0.26	10,137	0.30	6,303	0.20	5,505	0.17
Construction	7,284	0.17	5,286	0.14	4,247	0.12	14,381	0.45	47,140	1.47

Gross mortgage loans	3,832,914	87.65	3,321,501	87.44	3,028,452	88.47	2,906,881	90.24	2,939,012	91.44

Non-mortgage loans:
Small Business Administration	12,194	0.28	7,134	0.19	7,792	0.23	9,496	0.29	14,039	0.44
Taxi medallion	20,881	0.48	22,519	0.59	13,123	0.38	9,922	0.31	54,328	1.69
Commercial business and other	506,622	11.59	447,500	11.78	373,641	10.92	295,076	9.16	206,614	6.43

Gross non-mortgage loans	539,697	12.35	477,153	12.56	394,556	11.53	314,494	9.76	274,981	8.56

Gross loans	4,372,611	100.00%	3,798,654	100.00%	3,423,008	100.00%	3,221,375	100.00%	3,213,993	100.00%

Unearned loan fees and deferred
costs, net	15,368		11,719		11,170		12,746		14,888

Less: Allowance for loan losses	(21,535)		(25,096)		(31,776)		(31,104)		(30,344)
Loans, net	$4,366,444		$3,785,277		$3,402,402		$3,203,017		$3,198,537

(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2015, gross home equity loans totaled $53.6 million and condominium loans totaled $23.6 million.
(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2015	2014	2013

Mortgage Loans

At beginning of year	$3,321,501	$3,028,452	$2,906,881

Mortgage loans originated:
Multi-family residential	205,393	314,148	382,041
Commercial real estate	376,036	165,054	68,968
One-to-four family mixed-use property	68,295	50,070	40,898
One-to-four family residential	40,831	24,727	27,495
Co-operative apartment	1,625	170	4,966
Construction	4,999	1,566	3,089
Total mortgage loans originated	697,179	555,735	527,457

Mortgage loans purchased:
Multi-family residential	168,450	106,830	-
Commercial real estate	76,053	14,794	452

Total mortgage loans purchased	244,503	121,624	452

Less:
Principal reductions	416,101	363,206	363,805
Loans transferred to loans held for sale	300	-	9,524
Mortgage loan sales	11,057	12,871	18,306
Charge-offs	1,440	1,780	12,329
Mortgage loan foreclosures	1,371	6,453	2,374

At end of year	$3,832,914	$3,321,501	$3,028,452

Non-mortgage loans

At beginning of year	$477,153	$394,556	$314,494

Loans originated:
Small Business Administration	11,261	1,611	603
Commercial business	243,316	227,904	292,385
Other	2,777	3,056	5,360
Total other loans originated	257,354	232,571	298,348

Non-mortgage loans purchased:
Taxi Medallion	-	14,431	9,737
Commercial business	34,425	33,805	-
Total non-mortgage loans purchased	34,425	48,236	9,737

Less:
Non-mortgage loan sales	3,935	4	-
Loans transferred to loans held for sale	-	1,150	-
Principal reductions	222,895	196,394	225,509
Charge-offs	2,405	662	2,514

At end of year	$539,697	$477,153	$394,556

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2015. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
			One-to-four
			family	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family	Co-operative		Small Business	Taxi	business
(In thousands)	residential	real estate	property	residential	apartment	Construction	Administration	Medallion	and other	Total loans

Amounts due within one year	$177,656	$141,261	$41,020	$7,897	$311	$5,352	$1,856	$18,835	$180,335	$574,523
Amounts due after one year:
One to two years	167,393	105,249	30,671	7,650	321	311	1,292	1,774	77,400	392,061
Two to three years	162,173	92,842	27,407	7,220	333	190	936	272	65,412	356,785
Three to five years	161,414	86,397	26,401	7,004	336	194	797	-	45,052	327,595
Over five years	1,386,592	575,487	447,544	158,067	6,984	1,237	7,313	-	138,423	2,721,647
Total due after one year	1,877,572	859,975	532,023	179,941	7,974	1,932	10,338	2,046	326,287	3,798,088
Total amounts due	$2,055,228	$1,001,236	$573,043	$187,838	$8,285	$7,284	$12,194	$20,881	$506,622	$4,372,611

Sensitivity of loans to changes in
interest rates - loans due
after one year:
Fixed rate loans	$327,318	$55,161	$89,440	$19,248	$1,884	$-	$1,067	$2,046	$126,450	$622,614
Adjustable rate loans	1,550,254	804,814	442,583	160,693	6,090	1,932	9,271	-	199,837	3,175,474
Total loans due after one year	$1,877,572	$859,975	$532,023	$179,941	$7,974	$1,932	$10,338	$2,046	$326,287	$3,798,088

Multi-Family Residential Lending. Loans secured by multi-family residential properties were $2,055.2 million, or 46.98% of gross loans at December 31, 2015. Our multi-family residential mortgage loans had an average principal balance of $0.9 million at December 31, 2015, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $28.0 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2015, $1,679.8 million, or 81.73%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $339.5 million, $398.9 million and $197.8 million during 2015, 2014 and 2013, respectively.

At December 31, 2015, $375.4 million, or 18.27%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $34.3 million, $22.1 million and $184.3 million of fixed-rate multi-family mortgage loans in 2015, 2014 and 2013, respectively.

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,001.2 million, or 22.90% of gross loans, at December 31, 2015. Our commercial real estate mortgage loans are secured by properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers and warehouses. At December 31, 2015, our commercial real estate mortgage loans had an average principal balance of $1.5 million and the largest of such loans, which was secured by seven multi-tenant shopping centers, had a principal balance of $43.7 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

In underwriting commercial real estate mortgage loans, we employ the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans.

Commercial real estate mortgage loans generally carry larger loan balances than one-to-four family residential mortgage loans and involve a greater degree of credit risk for the same reasons applicable to multi-family residential mortgage loans.

At December 31, 2015, $927.7 million, or 92.66%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $441.1 million, $169.6 million and $43.9 million during 2015, 2014 and 2013, respectively.

At December 31, 2015, $73.5 million, or 7.34%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $11.0 million, $10.2 million and $25.5 million of fixed-rate commercial mortgage loans in 2015, 2014 and 2013, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $573.0 million, or 13.11% of gross loans, at December 31, 2015.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2015, $464.0 million, or 80.97%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $54.6 million, $39.4 million and $20.3 million during 2015, 2014 and 2013, respectively.

At December 31, 2015, $109.0 million, or 19.03%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $13.7 million, $10.7 million and $20.6 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2015, 2014 and 2013, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $196.1 million, or 4.49% of gross loans, at December 31, 2015.

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

In addition to income verified loans, we have in the past originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allowed us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. The preponderance of stated income one-to-four family residential mortgage loans were made available to self-employed individuals within our local community for their primary residence. Our underwriting standards required that we verify the assets of the borrowers and the sources of their cash flows. The information reviewed for purchases included at least three months and refinances included at least one month of personal bank statements (checking and savings accounts), statements of investment accounts, business checking account statements (when applicable), and other information provided by the borrowers about their personal holdings. Our review of these bank statements allowed us to assess whether or not their stated income appeared reasonable in comparison to their cash flows, and if their income level supported their personal holdings. We also obtained and reviewed credit reports on these borrowers. An acceptable credit report was one of the key factors in approving this type of mortgage loan. We obtained appraisals from an independent third party for the property, and limited the amount we lent on the properties to 80% of the lesser of the property’s appraised value or the purchase price. Home equity lines of credit were offered on one-to-four residential properties to homeowners based on various levels of income verification. We limited the amount available under a home equity line of credit to 80% of the lesser of the appraised value of the property and the purchase price. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the requirements discussed above in our loan policy. In addition, since 2009, the underwriting standards for home equity loans were modified to discontinue originating home equity lines of credit without verifying the borrower’s income. We also discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010. We had $9.9 million and $12.9 million outstanding of one-to four family residential mortgage loans originated to individuals based on stated income and verifiable assets at December 31, 2015 and 2014, respectively. We had $41.4 million and $44.8 million advanced on home equity lines of credit for which we did not verify the borrowers’ income at December 31, 2015 and 2014, respectively.

At December 31, 2015, $172.8 million, or 88.09%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased adjustable rate residential mortgage loans totaling $39.2 million, $21.0 million and $17.6 million during 2015, 2014 and 2013, respectively.

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

At December 31, 2015, $23.4 million, or 11.91%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $3.3 million, $3.9 million and $4.3 million in 15-year fixed-rate residential mortgages in 2015, 2014 and 2013, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2015, 2014 and 2013.

At December 31, 2015, home equity loans totaled $53.6 million, or 1.23%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2015, construction loans totaled $7.3 million, or 0.17%, of gross loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We made construction loans of $5.0 million, $1.6 million and $3.1 million during 2015, 2014 and 2013, respectively.

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

Small Business Administration Lending. At December 31, 2015, SBA loans totaled $12.2 million, representing 0.28%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program was $2.0 million, with a maximum loan guarantee of $1.5 million. The Small Business Jobs Act of 2010 permanently increased the limits to a maximum loan size of $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $11.3 million, $1.6 million and $0.6 million of SBA loans during 2015, 2014 and 2013, respectively.

Taxi Medallion. At December 31, 2015, taxi medallion loans consisted of loans made to New York City and Chicago taxi medallion owners, which are secured by liens on the taxi medallions, totaling $20.9 million, or 0.48%, of gross loans. In 2015, we decided to no longer originate or purchase taxi medallion loans. We did not originate or purchase taxi medallion loans during 2015. We originated and purchased $14.4 million and $9.7 million of taxi medallion loans during 2014 and 2013.

Commercial Business and Other Lending. At December 31, 2015, commercial business and other loans totaled $506.6 million, or 11.59%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory and real estate and generally require personal guarantees. The Bank also, at times, enters into participations/syndications with other banks on senior secured commercial business loans. Commercial business loans are generally originated in a range of $100,000 to $10.0 million.

At December 31, 2015, $357.7 million, or 70.60%, of our commercial business loans consisted of adjustable rate loans. We generally offer adjustable rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors.

At December 31, 2015, $149.0 million, or 29.40%, of our commercial business loans consisted of fixed-rate loans. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $2.8 million, $3.1 million and $5.4 million of other loans during 2015, 2014 and 2013, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

Loan Extensions, Renewals, Modifications and Restructuring. Extensions, renewals, modifications or restructuring a loan, other than a loan that is classified as a TDR, requires the loan to be fully underwritten in accordance with our policy. The borrower must be current to have a loan extended, renewed or restructured. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the changes requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings and modifications must be approved by the appropriate Loan Committee.

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishing loan approval requirements for our various types of loan products. Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the Senior Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans in excess of $750,000 up to $2.5 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee and the Director’s Loan Committee. The Director’s Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $2.5 million. Pursuant to our Commercial Real Estate Lending Policy, loans secured by commercial real estate and multi-family residential properties up to $2.0 million are approved by the Executive Vice President of Commercial Real Estate and the Senior Executive Vice President, Chief of Real Estate Lending and then ratified by the Management Loan Committee and/or the Directors Loan Committee. Loans provided in excess of $2.0 million and up to and including $5.0 million must be submitted to the Management Loan Committee for final approval and then to the Directors Loan Committee and/or Board of Directors for ratification. Loans in excess of $5.0 million and up to and including $25.0 million must be submitted to the Directors Loan Committee and/ or the Board of Directors for approval. Loan amounts in excess of $25.0 million must be approved by the Board of Directors. In accordance with our Business Credit Policy all business and SBA loans up to $2.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $2.5 million up to $5.0 million must be approved by the Management Loan Committee and ratified by the Loan Committee. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. Our Construction Loan Policy requires construction loans up to and including $1.0 million must be approved by the Senior Executive Vice President, Chief of Real Estate Lending and the Executive Vice President of Commercial Real Estate, and ratified by the Management Loan Committee or the Loan Committee. Such loans in excess of $1.0 million up to and including $2.5 million require the same officer approvals, approval of the Management Loan Committee, and ratification of the Loan Committee or the Bank Board of Directors. Construction loans in excess of $15.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Bank Board of Directors. Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Bank Board of Directors.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $74.2 million at December 31, 2015. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.” However, it is currently our policy not to extend such additional credit. At December 31, 2015, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and business loans with an aggregate principal balance of $65.5 million, $58.0 million and $56.0 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2015, we were servicing $4.5 million of mortgage loans and $13.2 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than non-performing loans that are sold with servicing released to the buyer. In order to increase revenue, management intends to continue this policy.

Asset Quality

Loan Collection. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, we develop short-term payment plans that enable borrowers to bring their loans current, generally within six to nine months. At times, when a borrower is experiencing financial difficulties, we may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as TDR. At December 31, 2015, we had $9.9 million of loans classified as TDR, with $9.5 million of these loans performing according to their restructured terms and $0.4 million not performing according to their restructured terms. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status, and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2015, there were 10 loans, which totaled $3.3 million, past due 90 days or more and still accruing interest.

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

This strategy of selling non-performing loans has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. We sold 23 delinquent loans totaling $9.0 million, 34 delinquent loans totaling $15.9 million, and 72 delinquent loans totaling $33.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. We recorded net recoveries on delinquent loans that were sold during 2015 of $0.1 million, compared to net recoveries of $0.4 million during 2014 and net charge-offs of $4.7 million during 2013. We realized gross gains of $71,000, $67,000 and $134,000 on the sale of delinquent loans for the years ended December 31, 2015, 2014 and 2013, respectively. We realized gross losses of $2,000 and $81,000 on the sale of delinquent loans for the years ended December 31, 2015 and 2013, respectively. We did not record any gross losses during the year ended December 31, 2014. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

On mortgage loans or loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2015, we held $623.0 million of loans that were serviced by others.

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

Troubled Debt Restructured . We have restructured certain problem loans for borrowers who are experiencing financial difficulties by either: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. These restructured loans are classified TDR. Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months.

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Multi-family residential	$2,626	$3,035	$3,087	$2,347	$9,412
Commercial real estate	2,371	2,373	2,407	7,190	2,499
One-to-four family mixed-use property	2,052	2,381	2,692	2,336	795
One-to-four family residential	343	354	364	374	-
Construction	-	-	746	3,805	5,888
Small business administration	34	-	-	-	-
Commercial business and other	2,083	2,249	4,406	3,849	2,000
Total performing troubled debt restructured	$9,509	$10,392	$13,702	$19,901	$20,594

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2015 and 2014, there was one loan for $0.4 million and two loans totaling $2.4 million, respectively, which were restructured as TDR which were not performing in accordance with their restructured terms.

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

The following table shows our non-performing assets, including loans held for sale, at the dates indicated. During the years ended December 31, 2015, 2014 and 2013, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.7 million, $2.1 million and $3.4 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Loans 90 days or more past due
and still accruing:
Multi-family residential	$233	$676	$52	$-	$6,287
Commercial real estate	1,183	820	-	-	92
One-to-four family mixed-use property	611	405	-	-	-
One-to-four family - residential	13	14	15	-	-
Construction	1,000	-	-	-	-
Commercial Business and other	220	386	539	644	-
Total	3,260	2,301	606	644	6,379
Non-accrual mortgage loans:
Multi-family residential	3,561	6,878	13,682	16,486	19,946
Commercial real estate	2,398	5,689	9,962	15,640	19,895
One-to-four family mixed-use property	5,952	6,936	9,063	18,280	28,429
One-to-four family residential	10,120	11,244	13,250	13,726	12,766
Co-operative apartments	-	-	57	234	152
Construction	-	-	-	7,695	14,721
Total	22,031	30,747	46,014	72,061	95,909
Non-accrual non-mortgage loans:
Small Business Administration	218	-	-	283	493
Commercial Business and other	568	1,143	2,348	16,860	14,660
Total	786	1,143	2,348	17,143	15,153

Total non-accrual loans	22,817	31,890	48,362	89,204	111,062

Total non-performing loans	26,077	34,191	48,968	89,848	117,441
Other non-performing assets:
Real Estate Owned	4,932	6,326	2,985	5,278	3,179
Investment securities	-	-	1,871	3,332	2,562
Total	4,932	6,326	4,856	8,610	5,741

Total non-performing assets	$31,009	$40,517	$53,824	$98,458	$123,182

Non-performing loans to gross loans	0.60%	0.90%	1.43%	2.79%	3.65%
Non-performing assets to total assets	0.54%	0.80%	1.14%	2.21%	2.87%

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2015		December 31, 2014
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$804	$9,422	$1,729	$7,721
Commercial real estate	153	2,820	1,345	2,171
One-to-four family - mixed-use property	1,257	8,630	1,153	10,408
One-to-four family - residential	154	4,261	2,038	1,751
Construction loans	-	-	-	3,000
Small Business Administration	-	42	-	90
Commercial business and other	2	-	1,585	6
Total	$2,370	$25,175	$7,850	$25,147

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2015, we owned four OREO properties with a combined fair value of $4.9 million. At December 31, 2014, we owned eight OREO properties with a combined fair value of $6.3 million. At December 31, 2013, we owned 12 OREO properties with a combined fair value of $3.0 million.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure as an in-substance repossession. During the year ended December 31, 2015, we did not foreclose on any consumer mortgages through in-substance repossession. At December 31, 2015, we held one foreclosed residential real estate totaling $0.1 million. At December 31, 2014, we held foreclosed residential real estate totaling $1.3 million. Included within net loans as of December 31, 2015 was a recorded investment of $15.2 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $54.8 million at December 31, 2015, a decrease of $21.7 million from $76.5 million at December 31, 2014.

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	10,935	38,943	-	-	49,878

Other Real Estate Owned	-	4,932	-	-	4,932
Total	$10,935	$43,875	$-	$-	$54,810

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	23,496	46,660	-	-	70,156

Other Real Estate Owned	-	6,326	-	-	6,326
Total	$23,496	$52,986	$-	$-	$76,482

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length transaction. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At December 31, 2015, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 38.49%.

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

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009. This resulted in increased unemployment and declining property values, although the property value declines in our market, the New York City metropolitan area, have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the middle of 2010, improvements in unemployment have lagged until recently when the unemployment rate decreased to 5.0% at December 2015 from 6.2% at December 2014, for the New York City region, according to the New York Department of Labor. The improvement in the level of unemployment has had a positive effect on our loan portfolio. Non-performing loans totaled $26.1 million and $34.2 million at December 31, 2015 and 2014, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2015, the outstanding principal balance of our impaired mortgage loans was approximately 38% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $2.6 million and $0.7 million during the years ended December 31, 2015 and 2014, respectively. The improvement in non-performing loans allowed us to record a benefit in the provision for loan losses of $1.0 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively, compared to a provision expense of $13.9 million recorded for the year ended December 31, 2013. Management has concluded, and the Board of Directors has concurred, that at December 31, 2015, the allowance was sufficient to absorb losses inherent in our loan portfolio.

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

Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio, the level and type of delinquent loans, our level of classified loans, charge-offs recorded and other available information and the Board of Directors concurs in this belief. At December 31, 2015, the total allowance for loan losses was $21.5 million, representing 82.58% of non-performing loans and 69.45% of non-performing assets, compared to 73.40% of non-performing loans and 61.94% of non-performing assets at December 31, 2014. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2015, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 83.2% of our gross loans. The greater risk associated with these loans, as well as business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain. Provisions for loan losses are charged against net income. See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Balance at beginning of year	$25,096	$31,776	$31,104	$30,344	$27,699

Provision (benefit) for loan losses	(956)	(6,021)	13,935	21,000	21,500

Loans charged-off:
Multi-family residential	(474)	(1,161)	(3,585)	(6,016)	(6,807)
Commercial real estate	(32)	(325)	(1,051)	(2,746)	(5,172)
One-to-four family mixed-use property	(592)	(423)	(4,206)	(4,286)	(2,644)
One-to-four family residential	(342)	(103)	(701)	(1,583)	(2,226)
Co-operative apartment	-	-	(108)	(62)	-
Construction	-	-	(2,678)	(4,591)	(1,088)
SBA	(34)	(49)	(457)	(324)	(871)
Commercial business and other loans	(2,371)	(381)	(2,057)	(1,661)	(642)
Total loans charged-off	(3,845)	(2,442)	(14,843)	(21,269)	(19,450)

Recoveries:
Mortgage loans	888	1,515	1,407	838	523
SBA, commercial business and other loans	352	268	173	191	72
Total recoveries	1,240	1,783	1,580	1,029	595

Net charge-offs	(2,605)	(659)	(13,263)	(20,240)	(18,855)

Balance at end of year	$21,535	$25,096	$31,776	$31,104	$30,344

Ratio of net charge-offs during the year
to average loans outstanding during the year	0.06%	0.02%	0.41%	0.64%	0.59%
Ratio of allowance for loan losses to
gross loans at end of the year	0.49%	0.66%	0.93%	0.97%	0.94%
Ratio of allowance for loan losses to
non-performing loans at the end of the year	82.58%	73.40%	64.89%	34.62%	25.84%
Ratio of allowance for loan losses to
non-performing assets at the end of the year	69.45%	61.94%	59.04%	31.59%	24.63%

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

	At December 31,
	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$6,718	46.98%	$8,827	50.64%	$12,084	50.02%	$13,001	47.62%	$11,267	43.28%
Commercial real estate	4,239	22.90	4,202	16.36	4,959	14.97	5,705	16.00	5,210	18.07
One-to-four family
mixed-use property	4,227	13.11	5,840	15.10	6,328	17.40	5,960	19.79	5,314	21.59
One-to-four family
residential	1,227	4.30	1,690	4.94	2,079	5.66	1,999	6.18	1,649	6.86
Co-operative apartment	-	0.19	-	0.26	104	0.30	46	0.20	80	0.17
Construction	50	0.17	42	0.14	444	0.12	66	0.45	668	1.47

Gross mortgage loans	16,461	87.65	20,601	87.44	25,998	88.47	26,777	90.24	24,188	91.44

Non-mortgage loans:

Small Business Administration	262	0.28	279	0.19	458	0.23	505	0.29	987	0.44
Taxi Medallion	343	0.48	11	0.59	-	0.38	7	0.31	41	1.69
Commercial business and other	4,469	11.59	4,205	11.78	5,320	10.92	3,815	9.16	5,128	6.43

Gross non-mortgage loans	5,074	12.35	4,495	12.56	5,778	11.53	4,327	9.76	6,156	8.56

Total loans	$21,535	100.00%	$25,096	100.00%	$31,776	100.00%	$31,104	100.00%	$30,344	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt at December 31, 2015 and 2014.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. Securities held-to-maturity are carried at their cost basis. At December 31, 2015, we had $993.4 million in securities available for sale and $6.2 million in securities held-to-maturity, which together represented 17.52% of total assets. These securities had an aggregate market value at December 31, 2015 that was approximately 2.1 times the amount of our equity at that date.

There were no credit related OTTI charges recorded during the years ended December 31, 2015 and 2014. During 2013 we recorded OTTI charges of $1.4 million on four private issue collateralized mortgage obligations. We sold these private issue collateralized mortgage obligations during 2013. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. (See Notes 6 and 18 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value. (See Notes 6 and 18 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

	At December 31,
	2015		2014		2013
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Securities held-to-maturity
Bonds and other debt securities:
Municipal securities	$6,180	$6,180	$-	$-	$-	$-
Total bonds and other debt securities	6,180	6,180	-	-	-	-

Securities available for sale
Bonds and other debt securities:
Municipal securities	127,696	131,583	145,864	148,896	127,967	123,423
Corporate debentures	115,976	111,674	90,719	91,273	100,362	101,711
Collateralized loan obligations	53,225	52,898	-	-	-	-
Total bonds and other debt securities	296,897	296,155	236,583	240,169	228,329	225,134

Mutual funds	21,290	21,290	21,118	21,118	21,565	21,565

Equity securities:
Common stock	871	871	864	864	888	888
Preferred stock	6,343	6,341	6,234	6,226	17,272	14,047
Total equity securities	7,214	7,212	7,098	7,090	18,160	14,935

Mortgage-backed securities:
REMIC and CMO	469,987	469,936	504,207	505,768	494,984	489,670
GNMA	11,635	11,798	13,862	14,159	38,974	40,874
FNMA	170,327	170,057	169,956	170,367	217,615	212,322
FHLMC	16,961	16,949	14,505	14,639	13,297	13,290
Total mortgage-backed securities	668,910	668,740	702,530	704,933	764,870	756,156

Total securities available for sale	994,311	993,397	967,329	973,310	1,032,924	1,017,790

Interest-earning deposits and
Federal funds sold	32,825	32,825	22,977	22,977	23,748	23,748

Total	$1,033,316	$1,032,402	$990,306	$996,287	$1,056,672	$1,041,538

Mortgage-backed securities. At December 31, 2015, we had $668.7 million invested in mortgage-backed securities, of which $3.1 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2015	2014	2013
	(In thousands)

Balance at beginning of year	$704,933	$756,156	$720,113

Purchases of mortgage-backed securities	169,383	125,897	357,022

Amortization of unearned premium, net of
accretion of unearned discount	(2,747)	(2,699)	(3,577)

Net change in unrealized gains on mortgage-backed
securities available for sale	(2,573)	11,117	(41,546)

Net realized gains (losses) recorded on mortgage-backed
securities carried at fair value	77	84	(589)

Net change in interest due on securities carried at fair value	(6)	(8)	(62)

Sales of mortgage-backed securities	(103,100)	(85,021)	(126,848)

Other-than-temporary impairment charges	-	-	(1,419)

Principal repayments received on
mortgage-backed securities	(97,227)	(100,593)	(146,938)

Net increase (decrease) in mortgage-backed securities	(36,193)	(51,223)	36,043

Balance at end of year	$668,740	$704,933	$756,156

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2015. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. We carry these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining		Estimated	Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield
	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities	$6,140	0.78%	$40	1.50%	$-	-%	$-	-%	0.38	$6,180	$6,180	0.78%
Total bonds and other debt securities	6,140	0.78	40	1.50	-	-	-	-	0.38	6,180	6,180	0.78

Securities available for sale

Bonds and other debt securities:
Municipal securities	$-	-%	$-	-%	$21,791	4.43%	$105,905	4.62%	15.75	$127,696	$131,583	4.59%
Corporate debentures	5,976	1.22	-	-	55,000	2.82	55,000	4.05	9.67	115,976	111,674	3.32
Corporate debentures	-	-	-	-	-	-	53,224	2.42	11.21	53,224	52,898	2.42
Total bonds and other debt securities	5,976	1.22	-	-	76,791	3.28	214,129	3.93	12.56	296,896	296,155	3.70

Mutual funds	21,290	1.70	-	-	-	-	-	-	N/A	21,290	21,290	1.70

Equity securities:
Common stock	-	-	-	-	-	-	871	3.92	N/A	871	871	3.92
Preferred stock	-	-	-	-	-	-	6,344	6.95	N/A	6,344	6,341	6.95
Total equity securities	-	-	-	-	-	-	7,215	6.58	N/A	7,215	7,212	6.58

Mortgage-backed securities:
FNMA	10	6.00	15,294	1.92	64,880	2.78	90,143	3.01	12.73	170,327	170,057	2.82
REMIC and CMO	-	-	9,527	4.29	12,798	3.59	447,662	2.86	26.90	469,987	469,936	2.91
FHLMC	-	-	4	2.16	2,093	4.51	14,864	2.76	16.43	16,961	16,949	2.98
GNMA	-	-	-	-	-	-	11,635	3.41	16.04	11,635	11,798	3.41
Total mortgage-backed securities	10	6.00	24,825	2.83	79,771	2.96	564,304	2.89	22.84	668,910	668,740	2.90

Interest-earning deposits	32,825	0.50	-	-	-	-	-	-	N/A	32,825	32,825	0.50

Total	$66,241	0.98%	$24,865	2.83%	$156,562	3.11%	$785,648	3.21%	19.68	$1,033,316	$1,032,402	3.04%

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 19 full-service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices we have an internet branch “iGObanking.com®”, which currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929. At December 31, 2015 and 2014, total deposits for the internet branch were $323.7 million and $281.6 million, respectively.

We have a government banking division, which prior to the Merger in 2013 operated as the Commercial Bank, a New York State-chartered commercial bank, which provided banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area as an additional source of deposits. At December 31, 2015 and 2014, total deposits in our government banking division totaled $975.9 million and $891.9 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. We experienced an increase in our Due to depositors’ during 2015 of $382.8 million. During the year ended December 31, 2015, the cost of Due to depositors’ decreased nine basis points to 0.88% from 0.97% for the year ended December 31, 2014. This decrease in the cost of deposits is primarily attributable to the Bank’s reducing the rates it pays on its deposit products. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2016, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2016, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more (excluding brokered deposits issued in $1,000.00 amounts under a master certificate of deposit) totaling $484.7 million, $403.1 million and $335.4 million at December 31, 2015, 2014 and 2013, respectively.

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

We also offer access to FDIC insurance coverage in excess of $250,000 through a Certificate of Deposit Account Registry Service (“CDARS®”) and through an Insured Cash Sweep service (“ICS”). CDARS® and ICS are deposit placement services. These networks arrange for placement of funds into certificate of deposit accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source. We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in an ICS brokered money market product which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2015 and 2014 the Bank held government ICS deposits totaling $210.7 million and $94.0 million, respectively.

We also utilize brokers to obtain money market account deposits. These accounts are similar to brokered certificate of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

Brokered deposits and funds obtained through the CDARS® and ICS networks are classified as brokered deposits for financial reporting purposes. At December 31, 2015, we had $982.8 million classified as brokered deposits, with $625.2 million in brokered certificates of deposit, $339.8 million in brokered money market accounts and $17.8 million in brokered checking accounts. The brokered certificates of deposit include $7.5 million obtained through the CDARS® network and the brokered money market accounts include $265.6 million obtained through the ICS network.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2015			2014			2013
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)

Savings accounts	$261,748	6.72%	0.45%	$261,942	7.47%	0.38%	$265,003	8.20%	0.19%
NOW accounts (9)	1,448,695	37.22	0.49	1,359,057	38.74	0.45	1,416,774	43.83	0.50
Demand accounts (10)	269,469	6.92	-	255,834	7.29	-	197,343	6.10	-
Mortgagors' escrow deposits	36,844	0.95	0.17	35,679	1.02	0.09	32,798	1.01	0.08
Total	2,016,756	51.81	0.42	1,912,512	54.51	0.37	1,911,918	59.14	0.40

Money market accounts (8)	472,489	12.14	0.46	290,263	8.27	0.32	199,907	6.18	0.21

Certificate of deposit accounts
with original maturities of:
Less than 6 Months (2)	19,615	0.50	0.40	7,059	0.20	0.10	10,116	0.31	0.17
6 to less than 12 Months (3)	21,962	0.56	0.41	82,966	2.36	0.80	20,671	0.64	0.13
12 to less than 30 Months (4)	496,343	12.75	1.08	275,828	7.86	0.89	246,416	7.62	0.87
30 to less than 48 Months (5)	316,475	8.13	1.20	198,290	5.65	1.08	132,965	4.11	1.18
48 to less than 72 Months (6)	461,843	11.86	1.73	622,908	17.75	2.06	585,203	18.10	2.50
72 Months or more (7)	87,064	2.24	2.77	118,772	3.39	2.88	125,584	3.88	3.23
Total certificate of deposit accounts	1,403,302	36.05	1.41	1,305,823	37.22	1.65	1,120,955	34.67	2.01

Total deposits (1)	$3,892,547	100.00%	0.78%	$3,508,598	100.00%	0.84%	$3,232,780	100.00%	0.94%

(1)	Included in the above balances are IRA and Keogh deposits totaling $71.5 million, $91.0 million and $117.4 million at December 31, 2015, 2014 and 2013, respectively.
(2)	Includes brokered deposits of $5.0 million, $3.0 million and $4.8 million at December 31, 2015, 2014 and 2013, respectively.
(3)	Includes brokered deposits of $0.8 million, $5.7 million and $0.8 million at December 31, 2015, 2014 and 2013, respectively.
(4)	Includes brokered deposits of $168.2 million, $85.9 million and $10.0 million at December 31, 2015, 2014 and 2013, respectively.
(5)	Includes brokered deposits of $244.6 million, $145.2 million and $105.4 million at December 31, 2015, 2014 and 2013, respectively.
(6)	Includes brokered deposits of $165.6 million, $271.4 million and $262.8 million at December 31, 2015, 2014 and 2013, respectively.
(7)	Includes brokered deposits of $41.0 million, $72.4 million and $63.1 million at December 31, 2015, 2014 and 2013, respectively.
(8)	Includes brokered deposits of $339.8 million, $180.2 million and $70.5 million at December 31, 2015, 2014 and 2013, respectively.
(9)	Includes brokered deposits of $15.0 million at December 31, 2015 and none at December 31, 2014 and 2013.
(10)	Includes brokered deposits of $2.8 million at December 31, 2015 and none at December 31, 2014 and 2013.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2015.

					At December 31, 2015
		At December 31,			Within	One to
		2015	2014	2013	One Year	Three Years	Thereafter
		(In thousands)
Interest rate:
1.99% or less	(1)	$1,074,229	$817,100	$543,759	$373,692	$642,319	$58,218
2.00% to 2.99%	(2)	279,688	301,445	212,971	51,529	81,506	146,653
3.00% to 3.99%	(3)	49,385	184,172	344,884	23,008	1,885	24,492
Total		$1,403,302	$1,302,717	$1,101,614	$448,229	$725,710	$229,363

(1)	Includes brokered deposits of $542.3 million, $435.3 million and $204.4 million at December 31, 2015, 2014 and 2013, respectively.
(2)	Includes brokered deposits of $59.9 million, $83.1 million and $108.6 million at December 31, 2015, 2014 and 2013, respectively.
(3)	Includes brokered deposits of $23.0 million, $65.3 million and $133.9 million at December 31, 2015, 2014 and 2013, respectively.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2015 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$75,685	0.87%
Over three through six months	28,953	0.96
Over six through 12 months	50,493	1.23
Over 12 months	329,570	1.78
Total	$484,701	1.53%

The above table does not include brokered deposits issued in $1,000.00 amounts under a master certificate of deposit totaling $580.2 million with a weighted average rate of 1.34%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2015	2014	2013
	(In thousands)
Net deposits	$352,602	$244,830	$184,470
Amortization of premiums, net	1,012	944	1,080
Interest on deposits	30,336	30,044	32,037
Net increase in deposits	$383,950	$275,818	$217,587

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2015			2014			2013

		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost
	(Dollars in thousands)

Savings accounts	$264,891	7.10%	0.43%	$258,243	7.70%	0.23%	$274,791	8.73%	0.19%
NOW accounts	1,432,609	38.38	0.46	1,390,899	41.47	0.45	1,291,861	41.04	0.52
Demand accounts	250,488	6.71	-	211,389	6.30	-	169,190	5.37	-
Mortgagors' escrow deposits	52,364	1.40	0.19	47,876	1.43	0.28	46,217	1.47	0.08
Total	2,000,352	53.59	0.39	1,908,407	56.90	0.37	1,782,059	56.61	0.41

Money market accounts	380,595	10.20	0.41	245,752	7.33	0.27	180,211	5.72	0.16

Certificate of deposit accounts	1,351,619	36.21	1.55	1,199,849	35.77	1.87	1,185,696	37.67	2.06
Total deposits	$3,732,566	100.00%	0.81%	$3,354,008	100.00%	0.90%	$3,147,966	100.00%	1.02%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in June and July 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. The average cost of borrowings was 1.76%, 2.49% and 2.39% for the years ended December 31, 2015, 2014 and 2013, respectively. The average balances of borrowings were $1,104.4 million, $993.8 million and $953.2 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$116,000	$137,824	$172,944
Maximum amount outstanding at any month
end during the period	116,000	155,300	185,300
Balance outstanding at the end of period	116,000	116,000	155,300
Weighted average interest rate during the period	3.22%	5.37%	3.42%
Weighted average interest rate at end of period	3.18	3.18	3.41

FHLB-NY Advances
Average balance outstanding	$947,370	$826,132	$754,305
Maximum amount outstanding at any month
end during the period	1,106,658	936,813	864,864
Balance outstanding at the end of period	1,106,658	911,721	827,252
Weighted average interest rate during the period	1.48%	2.03%	2.03%
Weighted average interest rate at end of period	1.40	1.44	1.48

Other Borrowings
Average balance outstanding	$40,998	$29,834	$25,939
Maximum amount outstanding at any month
end during the period	89,479	30,352	29,570
Balance outstanding at the end of period	49,018	28,771	29,570
Weighted average interest rate during the period	4.02%	5.30%	6.17%
Weighted average interest rate at end of period	2.56	5.96	5.67

Total Borrowings
Average balance outstanding	$1,104,368	$993,790	$953,188
Maximum amount outstanding at any month
end during the period	1,312,137	1,112,201	1,067,170
Balance outstanding at the end of period	1,271,676	1,056,492	1,012,122
Weighted average interest rate during the period	1.76%	2.49%	2.39%
Weighted average interest rate at end of period	1.61	1.75	1.90

Subsidiary Activities

At December 31, 2015, Flushing Financial Corporation had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had three wholly owned subsidiaries: FSB Properties Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

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

Personnel

At December 31, 2015, we had 427 full-time employees and 15 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan. At December 31, 2015, there were 787,180 shares available for delivery in connection with awards under the 2014 Omnibus Plan.

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

In 2015, New York City changed its tax law to allow a deduction of interest received, net of interest paid, for certain mortgage loans meeting the collateral requirements. The result of this change is a reduction in the amount of interest income subject to tax in New York City.

New Jersey State Taxation. The Bank is required to pay New Jersey State income tax based on the percentage of receipts from activity in New Jersey.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, we are exempt from Delaware corporate income tax but are required to file an annual report with and pay an annual franchise tax to the State of Delaware.

REGULATION

General

The Bank is a New York State-chartered commercial bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is subject to extensive regulation and supervision by the New York State Department of Financial Services (“NYDFS”), as its chartering agency, by the FDIC, as its insurer of deposits, and by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2011 to implement and enforce consumer protection laws applying to banks. The Bank must file reports with the NYDFS, the FDIC, and the CFPB concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Bank is periodically examined by the NYDFS and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank and its operations, and the Company’s shareholders.

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

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. In addition to creating the CFPB, the Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million, or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with assets of less than $15 billion. The Dodd-Frank Act created a new supervisory structure for oversight of the U.S. financial system, including the establishment of a new council of regulators, the Financial Stability Oversight Council, to monitor and address systemic risks to the financial system. Non-bank financial companies that are deemed to be significant to the stability of the U.S. financial system and all bank holding companies with $50 billion or more in total consolidated assets will be subject to heightened supervision and regulation. The FRB will implement prudential requirements and prompt corrective action procedures for such companies.

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

Many of the provisions of the Dodd-Frank Act are not yet in effect. The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although it is therefore difficult to predict at this time what impact the Dodd-Frank Act and the implementing regulations will have on the Company and the Bank, they may have a material impact on operations through, among other things, heightened regulatory supervision and increased compliance costs.

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

During July 2013, our primary federal regulators issued revised NPRs that will revise and replace the agencies' current capital rules. The NPRs included numerous revisions to the existing capital regulations, including, but not limited to, the following:

•	Revised the definition of regulatory capital components and related calculations.
•	Added a new common equity tier 1 capital ratio.
•	Increased the minimum tier 1 capital ratio requirement from four percent to six percent.
•	Incorporated the revised regulatory capital requirements into the Prompt Corrective Action framework.
•	Implemented a new capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers and key risk takers if the banking organization does not hold certain amounts of common equity tier 1 capital in addition to those needed to meet its minimum risk-based capital requirements.
•	Provided a transition period for several aspects of the proposed rule: the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.
•	Increased capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments.
•	Removed references to credit ratings consistent with Section 939A of the Dodd-Frank Act.
•	Established due diligence requirements for securitization exposures.

The capital regulations became effective January 1, 2015 for bank holding companies and banks with less than $15 billion in total assets, such as our Company and Bank. We continue to be considered well-capitalized under Basel III.

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

The rule as adopted prohibited banking entities from owning collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) after July 21, 2015. At December 31, 2015, the Company did not hold any TruPs CDOs.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations. At December 31, 2015, the Bank’s largest aggregate amount of loans to one borrower was $65.5 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

FDIC Regulations

Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as a “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance-sheet items to risk-weighted categories ranging from 0% to 1,250%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

In addition, the FDIC has established regulations prescribing a minimum Tier 1 leverage capital ratio (the ratio of Tier 1 capital to adjusted average assets as specified in the regulations). These regulations provide for a minimum Tier 1 leverage capital ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

As of December 31, 2015, the Bank was deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum common equity Tier 1 capital ratio of 6.5%, a minimum Tier 1 risk-based capital ratio of 8%, and a minimum total risk-based capital ratio of 10%. For a summary of the regulatory capital ratios of the Bank at December 31, 2015, see “Note 14 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5% or a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4% a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required Bank Insurance Fund (“BIF”) institutions, including the Savings Bank, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $278,000, $267,000 and $269,000 for their share of the interest due on FICO bonds in 2015, 2014 and 2013, respectively, which is included in FDIC insurance expense.

Brokered Deposits. The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2015, the Bank had $982.8 million in brokered deposit accounts.

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

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of April 16, 2015. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosures of their CRA ratings. As a special purpose commercial bank, the Commercial Bank was not required to comply with the CRA prior to the Merger. Since the Merger, the Bank is required to comply with CRA.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2015, the Bank was required to maintain $56.1 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). At December 31, 2015, the Company’s consolidated Total and Tier 1 capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

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

Changes in Interest Rates, Including the Potential for Negative Interest Rates, May Significantly Impact Our Financial Condition and Results of Operations

Like most financial institutions, our results of operations depend to a large degree on our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income. As a general matter, we seek to manage our business to limit our overall exposure to interest rate fluctuations. However, fluctuations in market interest rates are neither predictable nor controllable and may have a material adverse impact on our operations and financial condition. Additionally, in a rising interest rate environment, a borrower’s ability to repay adjustable rate mortgages can be negatively affected as payments increase at repricing dates.

Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing may increase, as well as prepayments of mortgage-backed securities. Call provisions associated with our investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan portfolio and mortgage-backed and other securities as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offset the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources are utilized. An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates. Significant increases in prevailing interest rates may significantly affect demand for loans and the value of bank collateral. The chair of the Federal Reserve Bank has not eliminated the possibility of the Federal Reserve going to negative interest rates. Since the United States has never experienced such a market place, the full impact on the Company and the Bank are not quantifiable. However, we believe that depositors would move their funds to entities where there would be no charge for holding deposits which may increase the amount of wholesale funding the Company needs. We believe there would be no immediate effect if the interest rates become negative on the assets on the books, the challenge would be in reinvesting the funds given the economic conditions resulting in downward pressure on the margin. Furthermore, information technology systems may need to be re-programmed to allow for negative deposit interest rates. See “— Local Economic Conditions.”

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2015, our gross loan portfolio was $4,372.6 million, of which 87.7% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($2,055.2 million), commercial real estate ($1,001.2 million) and one-to-four family mixed-use property ($573.0 million), which combined represent 83.0% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, prior to 2010, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified. At December 31, 2015, we had $9.9 million outstanding of one-to-four family residential properties originated to individuals based on stated income and verifiable assets, and $41.4 million advanced on home equity lines of credit for which we did not verify the borrowers income. The total loans for which we did not verify the borrower’s income at December 31, 2015 was $51.3 million, or 1.2% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any subprime loans.

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

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $982.8 million, or 25.2% of total deposits, and $763.9 million, or 21.8% of total deposits, in brokered deposit accounts at December 31, 2015 and 2014, respectively. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, we place a portion of our government deposits in an ICS brokered money market product which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The Bank had $339.8 million and $180.2 million in brokered money market accounts at December 31, 2015 and 2014, respectively. The Bank also had $17.8 million in brokered checking accounts at December 31, 2015.

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

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. The national and our local economies were generally considered to be in a recession from December 2007 through the middle of 2009. This resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and local economies showed signs of improvement since the middle of 2010, improvements in unemployment have lagged until recently when the unemployment rate decreased to 5.0% at December 2015 from 6.2% at December 2014, for the New York City region, according to the New York State Department of Labor. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years. The downturn in the housing market has slowed. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have seen an increase in deposits, we have also seen a significant increase in delinquent loans, resulting in an increase in our provision for loan losses, although we have seen improvements in 2014 and 2015. This increase in delinquent loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Given New York City’s low vacancy rates, the properties have retained their value and have provided us with low loss content in our non-performing loans. We cannot predict the effect of these economic conditions on our financial condition or operating results.

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

Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquirer

On September 5, 2006, the Board of Directors renewed our Stockholder Rights Plan (the “Rights Plan”). The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of us. Under the Rights Plan, each stockholder of record at the close of business on September 30, 2006 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $65. The rights will become exercisable only if a person or group acquires 15% or more of our common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $65 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). If a person or group becomes an acquiring person and we are acquired in a merger or other business combination or sell more than 50% of our assets or earning power, each right will entitle all other holders to purchase, by payment of $65 exercise price, common stock of the acquiring company with a value of twice the exercise price. The Rights Plan expires on September 30, 2016.

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

The Current Economic Environment Poses Significant Challenges for us and Could Adversely Affect our Financial Condition and Results of Operations

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. While the national and local economies showed signs of improvement since the middle of 2010, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years. The housing market has shown improvement since 2013, but has not returned to pre-recession levels. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Further declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. The overall deterioration in economic conditions has subjected us to increased regulatory scrutiny. In addition, further deterioration in national or local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities that we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not cause us to record an other-than-temporary impairment charge in our financial statements.

Our Inability to Hire or Retain Key Personnel Could Adversely Affect Our Business

Our success depends, in large part, on our ability to retain and attract key personnel. We face intense competition from commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. As a result, it could prove difficult to retain and attract key personnel. The inability to hire or retain key personnel may result in the loss of customer relationships and may adversely affect our financial condition or results of operations.

We Are Not Required to Pay Dividends on Our Common Stock

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. Management views the Company as operating as a single unit - a community bank. At December 31, 2015, we had goodwill with a carrying amount of $16.1 million. Declines in the fair value of the reporting unit may result in a future impairment charge. Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2015, we had a deferred tax asset of $32.5 million. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes. Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2015, the Bank conducted its business through 19 full-service offices and its internet branch, “iGObanking.com®”.

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

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.” As of December 31, 2015, we had approximately 721 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. Our stock closed at $21.64 on December 31, 2015. The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns, or commissions. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.)

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$20.75	$17.99	$0.16	$21.91	$19.09	$0.15
Second Quarter	22.00	18.77	0.16	21.75	18.83	0.15
Third Quarter	22.00	19.08	0.16	21.37	18.18	0.15
Fourth Quarter	23.07	19.01	0.16	20.84	17.70	0.15

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2015:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2015	-	$-	-	899,600
November 1 to November 30, 2015	-	-	-	899,600
December 1 to December 31, 2015	-	-	-	899,600
Total	-	$-	-

During the year ended December 31, 2015, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on August 19, 2014. On June 16, 2015, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the years ended December 31, 2015 and 2014, the Company repurchased 735,599 shares and 914,671 shares, respectively, of the Company’s common stock at an average cost of $19.51 per share and $19.29 per share, respectively. At December 31, 2015, 899,600 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2015:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved
by security holders	109,130	$16.14	787,180

Equity compensation plans not
approved by security holders	-	-	-

	109,130	$16.14	787,180

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2010 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite. The comparative published industry indices chosen were the SNL Bank $5 Billion to $10 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. The SNL Mid-Atlantic Bank Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Bank $5 Billion to $10 Billion in Assets Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. As a result of the Company’s total assets exceeding $5 billion, we replaced the SNL Bank $1 Billion to $5 Billion in Assets index with the SNL Bank $5 Billion to $10 Billion in Assets Index. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2010 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2015. The performance graph above is based upon closing prices on the trading date specified.

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Flushing Financial Corporation	100.00	94.08	118.61	164.90	166.41	183.39
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $1 Billion to $5 Billion	100.00	91.20	112.45	163.52	170.98	191.39
SNL Bank $5 Billion to $10 Billion	100.00	99.24	116.73	180.10	185.52	211.33
SNL Mid-Atlantic Bank	100.00	75.13	100.64	135.65	147.79	153.33

Item 6. Selected Financial Data.

At or for the years ended December 31,	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$5,704,634	$5,077,013	$4,721,501	$4,451,416	$4,287,949
Loans, net	4,366,444	3,785,277	3,402,402	3,203,017	3,198,537
Securities held to maturity	6,180	-	-	-	-
Securities available for sale	993,397	973,310	1,017,790	949,566	812,530
Deposits	3,892,547	3,508,598	3,232,780	3,015,193	3,146,245
Borrowed funds	1,271,676	1,056,492	1,012,122	948,405	685,139
Total stockholders' equity	473,067	456,247	432,532	442,365	416,911
Book value per common share (1)	$16.41	$15.52	$14.36	$14.39	$13.49

Selected Operating Data
Interest and dividend income	$204,146	$197,128	$200,526	$213,714	$224,498
Interest expense	49,726	54,741	54,863	63,275	76,723
Net interest income	154,420	142,387	145,663	150,439	147,775
Provision (benefit) for loan losses	(956)	(6,021)	13,935	21,000	21,500
Net interest income after provision
for loan losses	155,376	148,408	131,728	129,439	126,275
Non-interest income:
Net gains on sales of securities
and loans	589	2,942	3,197	69	511
Net gains on sales of building	6,537	-	-	-	-
Other-than-temporary credit impairment
charge on securities	-	-	(1,419)	(776)	(1,578)
Net (loss) gain from fair value adjustments	(1,841)	(2,568)	(2,521)	55	1,960
Other income	10,434	9,869	10,299	9,717	9,388
Total non-interest income	15,719	10,243	9,556	9,065	10,281
Non-interest expense	97,719	85,839	80,576	82,326	77,739
Income before income tax provision	73,376	72,812	60,708	56,178	58,817
Income tax provision	27,167	28,573	22,956	21,847	23,469
Net income	$46,209	$44,239	$37,752	$34,331	$35,348

Basic earnings per common share (2)	$1.59	$1.49	$1.26	$1.13	$1.15
Diluted earnings per common share (2)	$1.59	$1.48	$1.26	$1.13	$1.15
Dividends declared per common share (2)	$0.64	$0.60	$0.52	$0.52	$0.52
Dividend payout ratio	40.3%	40.3%	41.3%	46.0%	45.2%

(Footnotes on the following page)

At or for the years ended December 31,	2015		2014		2013		2012		2011

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.86%		0.91%		0.82%		0.79%		0.82%
Return on average equity	9.93		9.82		8.73		7.99		8.76
Average equity to average assets	8.68		9.31		9.45		9.83		9.36
Equity to total assets	8.29		8.99		9.16		9.94		9.72
Interest rate spread	2.94		2.98		3.25		3.50		3.46
Net interest margin	3.04		3.11		3.37		3.65		3.61
Non-interest expense to average assets	1.82		1.77		1.76		1.88		1.80
Efficiency ratio	58.57		54.40		50.64		50.73		49.18
Average interest-earning assets to average
interest-bearing liabilities	1.11	x	1.11	x	1.10	x	1.09	x	1.08	x

Regulatory capital ratios: (3)
Core capital (well capitalized = 5%)	8.89%		9.63%		9.48%		9.62%		9.63%
Common equity tier 1 risk-based capital (well capitalized = 6.5%)	12.62		n/a		n/a		n/a		n/a
Tier 1 risk-based capital (well capitalized =8%)	12.62		13.87		14.59		14.38		14.26
Total risk-based capital (well capitalized =10%)	13.17		14.60		15.63		15.43		15.32

Asset quality ratios:
Non-performing loans to gross loans (4)	0.60%		0.90%		1.43%		2.79%		3.65%
Non-performing assets to total assets (5)	0.54		0.80		1.14		2.21		2.87
Net charge-offs to average loans	0.06		0.02		0.41		0.64		0.59
Allowance for loan losses to gross loans	0.49		0.66		0.93		0.97		0.94
Allowance for loan losses to total
non-performing assets (5)	69.45		61.94		59.04		31.59		24.63
Allowance for loan losses to total
non-performing loans (4)	82.58		73.40		64.89		34.62		25.84

Full-service customer facilities	19		17		17		17		16

(1)	Calculated by dividing stockholders’ equity of $473.1 million and $456.2 million at December 31, 2015 and 2014, respectively, by 28,830,558 and 29,403,823 shares outstanding at December 31, 2015 and 2014, respectively.
(2)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.
(3)	Represents the Bank’s capital ratios, which exceeded all minimum regulatory capital requirements during the periods presented. Common equity tier 1 risk-based capital was not a required ratio prior to 2015.
(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.
(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

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

General

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

The Bank has a business banking unit. Our business strategy includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2015, the business banking unit had $525.3 million in gross loans outstanding and $146.3 million of customer deposits.

The Bank has an internet branch, iGObanking.com®, which provides access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail. The internet branch does not currently accept loan applications. As of December 31, 2015, the internet branch had $323.7 million of customer deposits.

The Bank has a governmental banking unit, which provides banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. At December 31, 2015, the government banking unit had $975.9 million in customer deposits.

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

Multi-Family Residential, Commercial Business and Commercial Real Estate Lending. We have emphasized the origination of higher-yielding multi-family residential mortgage loan, commercial business loans with a full banking relationship and commercial mortgage lending. We continued to deemphasize one-to-four family – mixed-use property and construction lending. We expect to continue this emphasis on higher-yielding multi-family residential mortgage loans, business loans with a full banking relationship and commercial mortgage lending, while we continue to deemphasize one-to-four family mixed-use property and construction lending.

The following table shows loan originations and purchases during 2015, and loan balances as of December 31, 2015.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2015	Gross Loans
	(Dollars in thousands)
Multi-family residential	$373,843	$2,055,228	46.98%
Commercial real estate	452,089	1,001,236	22.90
One-to-four family ― mixed-use property	68,295	573,043	13.11
One-to-four family ― residential	40,831	187,838	4.30
Co-operative apartment	1,625	8,285	0.19
Construction	4,999	7,284	0.17
Small Business Administration	11,261	12,194	0.28
Taxi Medallion	-	20,881	0.48
Commercial Business and Other	280,518	506,622	11.59
Total	$1,233,461	$4,372,611	100.00%

At December 31, 2015, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 81.5% of our gross loans. Our concentration in these types of loans has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family, commercial business and other loans and commercial real estate loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Continue to Transition the Balance Sheet to a More ‘Commercial-like’ Banking Institution. We have an established business banking unit staffed with a team of experienced commercial bankers. We have developed a complement of deposit, loan and cash management products to support this initiative, and expanded these product offerings. The business banking unit is responsible for building business relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. Building these business relationships could provide us with a lower-costing source of funds and higher-yielding adjustable-rate loans, which would help us manage our interest-rate risk. On February 28, 2013, the Bank converted to a full-service New York State commercial bank charter.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens in particular exhibits a high level of ethnic diversity. An important element of our strategy is to service the multi-ethnic consumer and business. We have a particular concentration in the Asian communities- among them Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 30 languages. We have an Asian advisory board to help broaden our link to the community by providing guidance and fostering awareness of our active role in the local community. Our focus on the Asian community in Queens, where we have four branches, has resulted in us obtaining approximately $500 million in deposits in these branches. We also have over $450 million of loans and lines of credit outstanding to borrowers in the Asian community.

Maintain Asset Quality. By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans with net charge-offs of $2.6 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 23 delinquent loans totaling $9.0 million, 34 delinquent loans totaling $15.9 million, and 72 delinquent loans totaling $33.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. We recorded net recoveries on delinquent loans that were sold during 2015 of $0.1 million, compared to net recoveries of $0.4 million during 2014 and net charge-offs of $4.7 million during 2013. We realized gross gains of $71,000, $67,000 and $134,000 on the sale of delinquent loans for the years ended December 31, 2015, 2014 and 2013, respectively. We realized gross losses of $2,000 and $81,000 on the sale of delinquent loans for the years ended December 31, 2015 and 2013, respectively. We did not record any gross losses during the year ended December 31, 2014. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $31.0 million and $40.5 million at December 31, 2015 and 2014, respectively. Non-performing assets as a percentage of total assets were 0.54% and 0.80% at December 31, 2015 and 2014, respectively.

Manage Deposit Growth and Maintain Low Cost of Funds. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have a business banking operation that we designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2015, deposits balances in the business sector are $146.3 million. We also have an internet branch, “iGObanking.com®”, as a division of the Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. In creating iGObanking.com®, our strategy is to reduce our reliance on wholesale borrowings and reduce our funding costs. Deposit balances in iGObanking.com® were $323.7 million at December 31, 2015, at rates lower than our borrowings. We have a government banking division as an additional source of deposits. At December 31, 2015, deposits in our government banking division totaled $975.9 million at rates below our average cost of funds. We also obtain deposits through brokers and the CDARS® and ICS network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. In addition, the Bank is a member of the FHLB-NY, which provides us with a source of borrowing. We also utilize reverse purchase agreements, established with other financial institutions. During 2015, we realized an increase in Due to depositors of $382.8 million, as core deposits increased $285.3 million while certificates of deposit increased $97.5 million. At the same time our borrowed funds increased by $215.2 million as we looked to extend the maturities of our funding.

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

Manage Enterprise-Wide Risk. We identify measure and attempt to mitigate risks that affect, or have the potential to affect, our business. Due to the economic crisis and resulting increase in government regulation, there is greater demand for us to devote significant resources to risk management. We have a seasoned risk officer to provide executive risk leadership, and an enterprise-wide risk management program. Several enterprise risk management analytical products are in use which include key risk indicators. Our management of enterprise-wide risk enables us to recognize and monitor risks and establish procedures to disseminate the risk information across our organization and to our Board of Directors. The objective is to have a robust and focused risk management process capable of identifying and mitigating emerging threats to the Bank’s safety and soundness.

Trends and Contingencies. Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates declined from 2008 through 2014, we remained strategically focused on the origination of multi-family residential mortgages and to a lesser extent, commercial real estate and one-to-four family mixed-use property mortgage loans. In late 2014 and throughout 2015 we have increased our emphasis on the origination and purchase of business loans with full banking relationships and commercial real estate loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

The New York City metropolitan area, our primary market for lending, was generally considered to be in a recession from December 2007 through the middle of 2009. In the New York City metropolitan area, building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. Building permits issued in the New York metropolitan area have increased over the past several years. The home price index for the New York City metropolitan area declined from the beginning of 2007 to the end of 2012 by approximately 23.7%, but has increased 10.2% from 2012 through 2015. The value of multi-family and commercial properties showed similar price movements.

Building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. This resulted in increased unemployment and declining property values. The majority of our impaired loans are income producing residential properties located in the New York City metropolitan market. Due to the low vacancy rates for these types of properties, they have retained more of their value, thereby reducing their loss content. While the national and local economies have improved since the middle of 2010, improvements in unemployment have lagged until recently when the unemployment rate decreased to 5.0% at December 2015 from 6.2% at December 2014, for the New York City region, according to the New York State Department of Labor. This slow improvement in the unemployment rate has resulted in the balance of our non-performing loans remaining at an elevated level, although non-performing loans declined in 2015, 2014 and 2013. Non-performing loans totaled $26.1 million, $34.2 million and $49.0 million at December 31, 2015, 2014 and 2013, respectively. While non-performing loans have remained elevated, we have not experienced a significant increase in foreclosed properties despite an extended foreclosure process in our market. The extended foreclosure process in our market is due to the high number of foreclosure actions filed in the court system in the counties for which we are seeking foreclosure on delinquent mortgage loans. We have not encountered significant issues with documentation relating to mortgages for which we are seeking foreclosure as we maintain custody of all loan documents and review them prior to providing them to our legal counsel to initiate the foreclosure action. The deterioration in the economy also resulted in an increase in net charge-offs from impaired loans, although improvement was seen in 2015 and 2014. Net charge-offs totaled $2.6 million, $0.7 million and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. This improvement in net charge-offs allowed us to reduce the provision for loan losses to a benefit of $1.0 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively, compared to a provision expense of $13.9 million for the year ended December 31, 2013. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

In addition, in response to the economic conditions in our market combined with the increase in non-performing loans, we tightened our underwriting standards since the Great Recession to reduce risk.

Since 2008, we have reduced our focus on commercial real estate, construction and one-to-four family mixed-use residential property mortgage loans, which represented $331.3 million, or 55%, of our loan originations and purchases in 2008 compared to $525.4 million, or 43%, in 2015. In addition to reducing our focus on commercial real estate lending, during that period we further reduced our origination of smaller commercial real estate properties. We reduced our focus on these types of loans due to changes in market conditions, increasing delinquencies and losses incurred on delinquent loans associated with these types of loans. However as conditions have improved, starting in 2014 and continuing through 2015, we have refocused on larger commercial real estate properties.

We also shifted our focus in multi-family lending to larger properties. Our review of delinquent multi-family mortgage loans revealed that the majority of our delinquent multi-family mortgage loans were on smaller properties with fewer rental units. We concluded that the more units a property had to rent, the less likely vacancies would cause a disruption in the property’s cash flow.

While we primarily rely on originating our own loans, we purchased $278.9 million of loans in 2015 compared to $169.9 million in 2014 and $10.2 million in 2013. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

The economic conditions we have experienced since the end of 2007 reduced loan demand from 2008 through 2012 in our market. In addition, the tightening of our underwriting standards and the shift in our lending focus also contributed to total loan originations and purchases remaining below pre-recession levels. Loan originations and purchases returned back to pre-recession levels in 2013, and in 2015 were a record $1,233.5 million, an increase of $275.3 million, or 28.7%, from $958.2 million in 2014.

During the three year period ended December 31, 2015, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 87.7% of our portfolio at December 31, 2015 compared to 87.4% at December 31, 2014 and 88.5% at December 31, 2013. Multi-family residential mortgage loans comprised 47.0%, 50.6% and 50.0% of our loan portfolio at December 31, 2015, 2014 and 2013, respectively. Commercial real estate mortgage loans comprised 22.9%, 16.4% and 15.0% of our loan portfolio at December 31, 2015, 2014 and 2013, respectively. One-to-four family mixed-use property mortgage loans comprised 13.1%, 15.1% and 17.4% of loan portfolio at December 31, 2015, 2014 and 2013, respectively. One-to-four family residential mortgage loans comprised 4.3%, 4.9% and 5.7% of loan portfolio at December 31, 2015, 2014 and 2013, respectively.

Due to depositors increased $382.8 million, $272.9 million and $217.3 million in 2015, 2014 and 2013, respectively. Lower-costing core deposits increased $285.3 million, $88.1 million and $349.6 million in 2015, 2014 and 2013, respectively. Higher-costing certificates of deposit increased $97.5 million during 2015 and $184.9 million during 2014, compared to a decrease of $132.3 million during 2013. Brokered deposits represented 25.2%, 21.8% and 16.0% of total deposits at December 31, 2015, 2014 and 2013, respectively.

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

During the year ended December 31, 2015, we extended the term of seven business loans totaling $1.6 million and 35 mortgage loans totaling $55.9 million, which we did not consider as non-performing loans nor troubled debt restructured. Each of these loans was extended in accordance with our lending policies, which required the loans to be fully underwritten, and that each of the borrowers is current as to payments. None of these borrowers was experiencing financial difficulties, and none received a below market interest rate or other favorable terms at the time the loans were extended. Therefore, we did not consider these loans to be troubled debt restructured.

We attempt to pursue the guarantor on all loans for which a loss has been incurred and for which a guarantee was obtained, when, after considering the benefits and costs, we have concluded we will be successful in recovering at least a portion of the loss we incurred. The success of this pursuit is based on the assets the guarantor holds when we obtain a judgment.

During 2015, we sought performance under guarantees on two business loans, seeking judgment of approximately $2.5 million. As of December 31, 2015, we had not received any recoveries on these business loans. However, during the year ended December 31, 2015, we realized recoveries of approximately $0.3 million on business loans and $0.1 million on real estate mortgage loans for which we sought judgments prior to 2015. During 2014, we sought performance under guarantees on one business loan, seeking judgment of approximately $45,000. During 2014, we had not received any recoveries on this business loan. However, during the year ended December 31, 2014, we realized recoveries of approximately $180,000 on business loans and $50,000 on real estate mortgage loans for which we sought judgments prior to 2014.

During 2015 our net interest income increased $12.0 million, or 8.45%, to $154.4 million for the twelve months ended December 31, 2015 from $142.4 million for the comparable prior year period, as a seven basis point decrease in the net interest margin to 3.04% for the twelve month ended December 31, 2015 was more than offset by balance sheet growth. The decrease in the net interest margin for 2015 was primarily due to a decline in the yield of our interest-earning assets, partially offset by a reduction in our funding costs. The decline in the yield of our interest earning assets was primarily due to rates earned on new loans originated and securities purchased during 2015 being lower than the yield of the existing portfolio. During 2015, the average balance of total loans increased $511.6 million to $4,033.5 million. During 2015, the average balance of borrowed funds increased by $110.6 million to $1,104.4 million compared to $993.8 million for 2014, while the cost of borrowed funds decreased 73 basis points to 1.76% for the year ended December 31, 2014 from 2.49% in the comparable period in 2014. The decrease in the cost of borrowed funds was primarily due to the year ended December 31, 2014 including a $5.2 million prepayment penalty from prepaying $66.9 million in long-term FHLB-NY advances at an average cost of 2.98% and $30.0 million in repurchase agreements at an average cost of 4.98%. The cost of certificates of deposit accounts decreased 32 basis points for the twelve months ended December 31, 2015 from the prior year, while the cost of money market accounts and savings accounts increased 14 basis points and 20 basis points, respectively, for the twelve months ended December 31, 2015 from the prior year. The cost of money market accounts increased primarily due to our shifting of Government NOW deposits to an Insured Cash Sweep service (“ICS”) brokered money market product, which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The cost of savings accounts increased as we increased the rate we pay on savings accounts to attract additional deposits. This resulted in a decrease in the cost of due to depositors of nine basis points to 0.88% for the twelve months ended December 31, 2015 from 0.97% for the twelve months ended December 31, 2014. As a result of these changes to our funding mix, and a favorable interest rate environment, we were able to reduce our cost of interest-bearing liabilities 24 basis points to 1.08% for the year ended December 31, 2015 from 1.32% for the year ended December 31, 2014.

We are unable to predict the direction of future interest rate changes. Approximately 34% of our certificates of deposit accounts and borrowings reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 5% to 35%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 15% and 31%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2015
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$305,707	$622,799	$1,406,888	$1,056,388	$418,694	$22,438	$3,832,914
Other loans	110,154	113,053	137,015	82,978	85,780	10,717	539,697
Short-term securities (1)	32,825	-	-	-	-	-	32,825
Securities held-to-maturity:	2,000	4,140	40	-	-	-	6,180
Other		-	-	-	-	-
Securities available for sale:							-
Mortgage-backed securities	23,773	72,485	137,994	107,700	175,055	151,733	668,740
Other	69,750	8,664	86,286	22,175	137,782	-	324,657
Total interest-earning assets	544,209	821,141	1,768,223	1,269,241	817,311	184,888	5,405,013

Interest-Bearing Liabilities
Savings accounts	20,285	60,855	162,280	18,328	-	-	261,748
NOW accounts	-	-	-	-	-	1,448,695	1,448,695
Money market accounts	17,718	53,154	141,744	141,744	118,129	-	472,489
Certificate of deposit accounts	167,775	280,454	725,710	203,087	26,276	-	1,403,302
Mortgagors' escrow deposits	-	-	-	-	-	36,844	36,844
Borrowings	190,745	282,425	553,796	244,710	-	-	1,271,676
Total interest-bearing liabilities (2)	$396,523	$676,888	$1,583,530	$607,869	$144,405	$1,485,539	$4,894,754

Interest rate sensitivity gap	$147,686	$144,253	$184,693	$661,372	$672,906	$(1,300,651)	$510,259
Cumulative interest-rate sensitivity gap	$147,686	$291,939	$476,632	$1,138,004	$1,810,910	$510,259
Cumulative interest-rate sensitivity gap
as a percentage of total assets	2.59%	5.12%	8.36%	19.95%	31.74%	8.94%
Cumulative net interest-earning assets
as a percentage of interest-bearing
liabilities	137.25%	127.20%	117.94%	134.86%	153.12%	110.42%

(1)	Consists of interest-earning deposits.
(2)	Does not include non-interest bearing demand accounts totaling $269.5 million at December 31, 2015.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2015. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2015, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2015	2014	2015	2014	2015	2014
-200 basis points	-1.87%	-3.80%	9.37%	7.51%	12.05%	13.01%
-100 basis points	0.83	-0.05	6.93	5.87	12.03	13.02
Base interest rate	―	―	―	―	11.57	12.61
+100 basis points	-4.96	-5.20	-11.34	-11.98	10.57	11.45
+200 basis points	-10.45	-10.93	-26.30	-26.54	9.10	9.90

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2015				2014				2013
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$3,524,331	$161,115	4.57%		$3,075,055	$154,316	5.02%		$2,928,694	$158,420	5.41%
Other loans, net (1)(2)	509,147	17,605	3.46		446,852	16,011	3.58		329,968	12,889	3.91
Total loans, net	4,033,478	178,720	4.43		3,521,907	170,327	4.84		3,258,662	171,309	5.26
Taxable securities:
Mortgage-backed
securities	693,893	17,309	2.49		740,190	19,872	2.68		764,290	22,844	2.99
Other securities	163,604	4,398	2.69		147,883	3,437	2.32		155,908	3,984	2.56
Total taxable securities	857,497	21,707	2.53		888,073	23,309	2.62		920,198	26,828	2.92
Tax-exempt securities: (3)
Other securities	134,807	3,593	2.67		131,921	3,413	2.59		95,472	2,310	2.42
Total tax-exempt securities	134,807	3,593	2.67		131,921	3,413	2.59		95,472	2,310	2.42
Interest-earning deposits
and federal funds sold	58,397	126	0.22		41,770	79	0.19		42,454	79	0.19
Total interest-earning
assets	5,084,179	204,146	4.02		4,583,671	197,128	4.30		4,316,786	200,526	4.65
Other assets	276,965				254,741				259,338
Total assets	$5,361,144				$4,838,412				$4,576,124

Interest-bearing liabilities:
Deposits:
Savings accounts	$264,891	1,151	0.43		$258,243	597	0.23		$274,791	515	0.19
NOW accounts	1,432,609	6,593	0.46		1,390,899	6,227	0.45		1,291,861	6,777	0.52
Money market accounts	380,595	1,551	0.41		245,752	667	0.27		180,211	294	0.16
Certificate of deposit
accounts	1,351,619	20,943	1.55		1,199,849	22,420	1.87		1,185,696	24,414	2.06
Total due to depositors	3,429,714	30,238	0.88		3,094,743	29,911	0.97		2,932,559	32,000	1.09
Mortgagors' escrow
accounts	52,364	98	0.19		47,876	133	0.28		46,217	37	0.08
Total interest-bearing
deposits	3,482,078	30,336	0.87		3,142,619	30,044	0.96		2,978,776	32,037	1.08
Borrowings	1,104,368	19,390	1.76		993,790	24,697	2.49		953,188	22,826	2.39
Total interest-bearing
liabilities	4,586,446	49,726	1.08		4,136,409	54,741	1.32		3,931,964	54,863	1.40
Non interest-bearing
demand deposits	250,488				211,389				169,190
Other liabilities	59,016				40,217				42,560
Total liabilities	4,895,950				4,388,015				4,143,714
Equity	465,194				450,397				432,410
Total liabilities and
equity	$5,361,144				$4,838,412				$4,576,124

Net interest income /
net interest rate spread (4)		$154,420	2.94%			$142,387	2.98%			$145,663	3.25%

Net interest-earning assets /
net interest margin (5)	$497,733		3.04%		$447,262		3.11%		$384,822		3.37%

Ratio of interest-earning
assets to interest-bearing
liabilities			1.11	X			1.11	X			1.10	X

(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $4.2 million, $5.0 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(3)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Compared to			Compared to
	Year Ended December 31, 2014			Year Ended December 31, 2013
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$21,366	$(14,567)	$6,799	$7,672	$(11,776)	$(4,104)
Other loans, net	2,149	(555)	1,594	4,280	(1,158)	3,122
Mortgage-backed securities	(1,202)	(1,361)	(2,563)	(693)	(2,279)	(2,972)
Other securities	473	668	1,141	686	(130)	556
Interest-earning deposits and
federal funds sold	33	14	47	-	-	-
Total interest-earning assets	22,819	(15,801)	7,018	11,945	(15,343)	(3,398)

Interest-Bearing Liabilities:
Deposits:
Savings accounts	16	538	554	(30)	112	82
NOW accounts	210	156	366	457	(1,007)	(550)
Money market accounts	454	430	884	129	244	373
Certificate of deposit accounts	2,636	(4,113)	(1,477)	288	(2,282)	(1,994)
Mortgagors' escrow accounts	12	(47)	(35)	1	95	96
Borrowings	2,532	(7,839)	(5,307)	944	927	1,871
Total interest-bearing liabilities	5,860	(10,875)	(5,015)	1,789	(1,911)	(122)

Net change in net interest income	$16,959	$(4,926)	$12,033	$10,156	$(13,432)	$(3,276)

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. Net income for the twelve months ended December 31, 2015 was $46.2 million, an increase of $2.0 million, or 4.45%, compared to $44.2 million for the twelve months ended December 31, 2014. Diluted earnings per common share were $1.59 for the twelve months ended December 31, 2015, an increase of $0.11, or 7.43%, from $1.48 for the twelve months ended December 31, 2014.

Return on average equity increased to 9.93% for the twelve months ended December 31, 2015, from 9.82% for the prior year. Return on average assets decreased to 0.86% for the twelve months ended December 31, 2015, from 0.91% for the prior year.

Interest Income. Interest income increased $7.0 million, or 3.56%, to $204.1 million for the year ended December 31, 2015 from $197.1 million for the year ended December 31, 2014. The increase in interest income was primarily due to an increase of $500.5 million in the average balance of interest-earning assets to $5,084.2 million for the year ended December 31, 2015 from $4,583.7 million for the year ended December 31, 2014, which was partially offset by a 28 basis point reduction in the yield of interest-earning assets to 4.02% for the year ended December 31, 2015 from 4.30% for the year ended December 31, 2014. The 28 basis point decline in the yield of interest-earning assets was primarily due to a 41 basis point reduction in the yield on the loan portfolio to 4.43% for the twelve months ended December 31, 2015 from 4.84% for the twelve months ended December 31, 2014, combined with a seven basis point decline in the yield on total securities to 2.55% for the twelve months ended December 31, 2015 from 2.62% for the prior year. The 41 basis point decrease in the yield on the loan portfolio was primarily due to a decline in the rates earned on new loan originations and existing loans modified to lower rates. The seven basis point decrease in the yield on the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the loan portfolio, excluding prepayment penalty income on loans, decreased 40 basis points to 4.27% for the twelve months ended December 31, 2015 from 4.67 % for the twelve months ended December 31, 2014.

Interest Expense. Interest expense decreased $5.0 million, or 9.16%, to $49.7 million for the year ended December 31, 2015 from $54.7 million for the year ended December 31, 2014. The decrease in the cost of interest-bearing liabilities was primarily attributable to a $5.2 million prepayment penalty recorded on borrowings as a result of the Bank prepaying $66.9 million in long-term FHLB-NY advances and $30.0 million in repurchase agreements during the year ended December 31, 2014. Excluding this prepayment penalty, interest expense increased $0.2 million for the year ended December 31, 2015. This increase in interest expense was primarily due to an increase of $450.0 million in the average balance of interest-bearing liabilities to $4,586.4 million for the year ended December 31, 2015 from $4,136.4 million for the year ended December 31, 2014, which was partially offset by a decrease of 12 basis points in the cost of interest-bearing liabilities to 1.08% for the year ended December 31, 2015 from 1.20% for the year ended December 31, 2014. The 12 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of 32 basis points and 20 basis points in the cost of certificates of deposit and borrowed funds, respectively. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates. These decreases were partially offset by increases of 20 basis points and 14 basis points in the cost of savings and money market accounts, respectively, for the twelve months ended December 31, 2015 from the comparable prior year period. The cost of savings accounts increased as we increased the rate we pay on some of our savings products to attract additional deposits. The cost of money market accounts increased primarily due to our shifting of Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. Additionally, the cost of interest-bearing liabilities was negatively affected by increases of $151.8 million and $110.6 million in the average balance of higher costing certificates of deposit and borrowed funds, respectively, during the twelve months ended December 31, 2015, which was partially offset by an increase of $183.2 million in the average balance of lower-costing core deposits during the twelve months ended December 31, 2015 to $2,078.1 million from $1,894.9 million for the comparable prior year period.

Net Interest Income. Net interest income for the year ended December 31, 2015 totaled $154.4 million, an increase of $12.0 million, or 8.45%, from $142.4 million for 2014. The increase in net interest income was due to the growth of net interest-earning assets, an increase in prepayment penalty income and the absence of a $5.2 million prepayment penalty recorded on borrowings in the comparable prior year period. These improvements to net interest income were partially offset by a decrease in the net interest spread of four basis points to 2.94% for the twelve months ended December 31, 2015 from 2.98% for the prior year. The yield on interest-earning assets decreased 28 basis points to 4.02% for the year ended December 31, 2015 from 4.30% for the year ended December 31, 2014, while the cost of interest-bearing liabilities decreased 24 basis points to 1.08% for the year ended December 31, 2015 from 1.32% for the prior year period. The net interest margin decreased seven basis points to 3.04% for the year ended December 31, 2015 from 3.11% for the year ended December 31, 2014. Excluding prepayment penalty income, the net interest margin would have been 2.91% and 2.98% for the years ended December 31, 2015 and 2014, respectively.

Provision for Loan Losses. The benefit for loan losses for the twelve months ended December 31, 2015 was $1.0 million, a decrease of $5.1 million, or 84.12%, from a benefit of $6.0 million during the comparable prior year period. The benefit recorded during the twelve months ended December 31, 2015 was primarily due to the continued improvement in both credit conditions and, the qualitative factors used in the calculation of the allowance for loan losses. During the twelve months ended December 31, 2015, non-accrual loans decreased $9.1 million to $22.8 million from $31.9 million at December 31, 2014. During the twelve months ended December 31, 2015, net charge-offs totaled $2.6 million, or six basis points of average loans, primarily as a result of two business loans which the Bank deemed unrecoverable. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 41.4% at December 31, 2015. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted and, as such, the Company recorded a benefit of $1.0 million for the twelve months ended December 31, 2015.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2015 was $15.7 million, an increase of $5.5 million, or 53.46%, from $10.2 million for the twelve months ended December 31, 2014. The increase in non-interest income was primarily due to an increase of $6.5 million in net gains on the sale of buildings, as we sold and leased back our Brooklyn branch buildings, and increases of $0.4 million in net gains on the sale of loans and $0.3 million in other income. Additionally, non-interest income increased due to a decrease of $0.7 million in net losses from fair value adjustments. These improvements to non-interest income were partially offset by a decrease of $2.7 million in net gains on the sale of securities, primarily due to the comparable prior year period including a net gain on the sale of securities totaling $2.9 million which was comprised of net gains on the sale of securities, as part of a balance sheet deleveraging and net losses on the sale of securities from the sale of substandard trust preferred securities.

Non-Interest Expense. Non-interest expense was $97.9 million for the twelve months ended December 31, 2015, an increase of $11.9 million, or 13.84%, from $85.8 million for the twelve months ended December 31, 2014. The increase in non-interest expense was primarily due to increases of $4.1 million in salaries and benefits, $3.3 million in other operating expense and $2.2 million in occupancy and equipment expense. The increase in salaries and benefits was primarily due to annual salary increases, increases in staffing in the technology, risk/compliance and retail departments, as well as an increase in restricted stock expense. The increase in other operating expense was primarily due to $1.0 million in expenses related to the move of our corporate headquarters, $0.9 million in expenses related to the growth of the Company, $0.7 million in net losses on the sale of OREO and $0.5 million in additional temporary staffing and hiring fees. Other operating expense also included $0.3 million in ATM fraud losses recorded in 2015. The growth in occupancy and equipment expense was primarily due to increases in rent expense of $1.4 million for our new corporate headquarters and new branch at the same location and $0.6 million from additional space in Manhattan for Business Bankers and a new branch location, which opened in September 2015. Occupancy and equipment expense also included $0.2 million recorded in 2015 for temporary staff for additional security to guard against further ATM fraud losses. Additionally, during the twelve months ended December 31, 2015, the Company also experienced increases of $1.1 million in professional services, primarily due to increased legal and compliance costs and $0.8 million, $0.5 million and $0.3 million in depreciation and amortization expense, FDIC insurance expense and data processing expense, respectively, primarily due to the growth of the Bank. OREO/foreclosure expenses decreased $0.4 million during the twelve months ended December 31, 2015 due to such period including recoveries of legal fees and a reduction in the level of non-performing loans. The efficiency ratio increased to 58.6% for the twelve months ended December 31, 2015 from 54.4% for the twelve months ended December 31, 2014, primarily due to the increased expenses discussed above.

Income Tax Provisions. Income tax expense for the year ended December 31, 2015 decreased $1.4 million, or 4.92%, to $27.2 million, compared to $28.6 million for the year ended December 31, 2014. The decrease was primarily due to a reduction in the effective tax rate to 37.0% for the twelve months ended December 31, 2015 from 39.2% in the comparable prior year period, partially offset by an increase of $0.6 million in income before income taxes. The decrease in the effective tax rate reflects the impact of a change in New York City tax law enacted in 2015, which based on the Company’s lending mix and certain other factors, reduced our New York City tax liability. Additionally, the decrease in the effective tax rate reflects the greater impact that preferential tax items had on the Company’s tax liability during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014.

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

Interest Expense. Interest expense decreased $0.1 million, or 0.22%, to $54.7 million for the year ended December 31, 2014 from $54.9 million for the year ended December 31, 2013. The decrease in the cost of interest-bearing liabilities is primarily attributable to an eight basis point reduction in the cost of interest-bearing liabilities to 1.32% for the year ended December 31, 2014 from 1.40% for the year ended December 31, 2013, partially offset by a $204.4 million increase in the average balance of interest-bearing liabilities to $4,136.4 million for the year ended December 31, 2014 from $3,932.0 million for the year ended December 31, 2013. The eight basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit and NOW accounts decreased 19 basis points and seven basis points, respectively, partially offset by increases in the cost of money market accounts and savings accounts of 11 and four basis points, respectively, for the twelve months ended December 31, 2014 from the prior year. The cost of due to depositors decreased 12 basis points to 0.97% for the twelve months ended December 31, 2014 from 1.09% for the twelve months ended December 31, 2013. The decrease in the cost of due to depositors was partially offset by a $5.2 million prepayment penalty recorded on borrowings as a result of the Bank prepaying $66.9 million in long-term FHLB-NY advances and $30.0 million in repurchase agreements during the year ended December 31, 2014. The prior year includes a $2.6 million prepayment penalty recorded on borrowings as a result of the Bank prepaying $69.9 million of FHLB-NY advances. Including these prepayment penalties, the cost of borrowed funds increased 10 basis points to 2.49% for the year ended December 31, 2014 from 2.39% in the prior year. Excluding these prepayment penalties, the cost of borrowed funds decreased 16 basis points to 1.96% for the year ended December 31, 2014 from 2.12% in the prior year. The 16 basis point decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates.

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

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2015, the Bank was able to borrow up to $2,478.8 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2015, the Bank had $1,601.1 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2015, the Bank also has unsecured lines of credit with other commercial banks totaling $60.0 million. In addition, Flushing Financial Corporation has junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $29.0 million (which are included in Borrowed Funds) and the Bank had $116.0 million in repurchase agreements to fund lending and investment opportunities. (See Note 9 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $42.4 million, an increase of $8.1 million from December 31, 2014. We also held marketable securities available for sale with a market value of $993.4 million at December 31, 2015.

At December 31, 2015, we had commitments to extend credit (principally real estate mortgage loans) of $96.2 million and open lines of credit for borrowers (principally business lines of credit and home equity loan lines of credit) of $232.5 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and operating expense in 2015 were $49.7 million and $97.7 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2015, we incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan; we did not make a contribution to the employee pension plan in 2015. We expect to pay similar amounts for these plans in 2015. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 4.06% for 2015. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2015, our employee pension plan and medical and life insurance plan have unrecognized losses of $8.6 million and $1.3 million, respectively. The non-employee director plan has a $0.5 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate and change in the Plan’s mortality table. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years. In addition, the non-employee director pension plan has an unrecognized past service liability of $0.1 million due to plan amendments in prior years and the medical and life insurance plan have a $0.5 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $5.0 million as of December 31, 2015.

The change in the discount rate, the Pension Plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of three years ended December 31, 2015. During the year ended December 31, 2013, the actual return on the employee pension plan assets was approximately 2.5 times the assumed return used to determine the periodic pension expense for that year. During the year ended December 31, 2014, the actual return on the employee pension plan assets was approximately 75% of the assumed return used to determine the periodic pension expense for that year. During the year ended December 31, 2014, the actual return on the employee pension plan assets was approximately 31% of the assumed return used to determine the periodic pension expense for that year.

The market value of the assets of our employee pension plan is $19.9 million at December 31, 2015, which is $2.8 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2015, funds provided by the Company's operating activities amounted to $44.7 million. These funds combined with $563.9 million provided from financing activities were utilized to fund net investing activities of $600.5 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the year ended December 31, 2015, the net total of loan originations and purchases less loan repayments and sales was $564.4 million. During the year ended December 31, 2015, the Company also purchased $318.9 million in securities. During 2015, funds were provided by net increases of $382.9 million and $30.0 million in total deposits and short-term borrowed funds, respectively, and $310.0 million in long-term borrowings. Additionally, funds were provided by $280.7 million in proceeds from maturities, sales, calls and prepayments of securities and $20.2 million in proceeds from the sale of buildings. The Company also used funds of $125.6 million, $18.6 million and $15.6 million for the repayment of long-term borrowed funds, dividend payments and purchases of treasury stock, respectively, during the year ended December 31, 2015.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the Merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2015 was $0.8 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. On July 21, 2011, as a result of the Dodd-Frank Act, the Bank’s primary regulator became the OCC and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”). Prior to July 21, 2011, unlike the Savings Bank, Flushing Financial Corporation was not subject to regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Savings Bank. However, Flushing Financial Corporation was subject, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year. With the Federal Reserve becoming Flushing Financial Corporation’s primary regulator, Flushing Financial Corporation became subject to the same regulatory restrictions on the declaration of dividends as the Savings Bank.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2015 and 2014, the Bank and the Company each exceeded their four regulatory capital requirements. (See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results of operations and statement of financial condition. These policies are described in the Notes to Consolidated Financial Statements. Several of these policies require management’s judgment to determine the value of the Company’s assets and liabilities. The Company has established detailed written policies and control procedures to ensure consistent application of these policies. The Company has identified four accounting policies that require significant management valuation judgment: the allowance for loan losses, fair value of financial instruments, including other-than-temporary impairment assessment, goodwill impairment and income taxes.

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value under the fair value option. Fair value is considered the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2015, financial assets and financial liabilities with fair values of $30.7 million and $29.0 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale or held-to-maturity. Securities classified as available for sale are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in Accumulated Other Comprehensive Income. Securities held-to-maturity are carried at their amortized cost in the Consolidated Statements of Financial Condition. If any decline in fair value for securities classified available for sale or held-to-maturity is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2015 and 2014, no other-than-temporary impairment charges were recorded.

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as available for sale and held-to-maturity, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities.

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

The Company conducts its annual impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2015 and 2014 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Borrowings	$1,271,676	$602,152	$515,796	$124,710	$29,018
Deposits	3,892,547	2,937,474	725,710	203,086	26,277
Loan commitments	328,761	328,761	-	-	-
Operating lease obligations	49,538	4,516	8,831	10,689	25,502
Purchase obligations	8,382	5,778	2,443	161	-
Pension and other postretirement
benefits	13,397	477	1,044	1,119	10,757
Deferred compensation plans	14,309	815	1,629	1,629	10,236
Total	$5,578,610	$3,879,973	$1,255,453	$341,394	$101,790

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

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2015, we had commitments to extend credit and lines of credit of $328.8 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2015, the Bank had 19 branches, 16 of which are leased. The Bank leases its branch locations primarily when it is not the sole tenant. Whether the Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

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

We currently provide a non-qualified deferred compensation plan for officers who have achieved the level of Senior Vice President II and above and completed one year of service. However, all Senior Vice Presidents level III and Vice Presidents who were participants on January 31, 2015 remain eligible to participate in the plan. In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. Through December 31, 2011, employees could not receive a distribution from these plans until their employment is terminated. The amounts shown in the columns for less than five years represent the estimate of the amounts we will contribute to a rabbi trust with respect to matching contributions under these plans. The amount shown in the “More Than 5 Years” column represents the current accrued liability for these plans, adjusted for the activity in the columns for less than five years. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 66 and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2015	December 31, 2014
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$42,363	$34,265
Securities held-to-maturity:
Other securities (none pledged; fair value of $6,180 at December 31, 2015)	6,180	-
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $496,121 and $464,626 at December 31, 2015 and 2014, respectively; $2,527 and $4,678 at fair value pursuant to the fair value option at December 31, 2015 and 2014, respectively)	668,740	704,933
Other securities (including assets pledged of none and $57,562 at December 31, 2015 and 2014, respectively ; $28,205 and $27,915 at fair value pursuant to the fair value option at December 31, 2015 and 2014, respectively)	324,657	268,377
Loans, net of fees and costs	4,387,979	3,810,373
Less: Allowance for loan losses	(21,535)	(25,096)
Net loans	4,366,444	3,785,277
Interest and dividends receivable	18,937	17,251
Bank premises and equipment, net	25,622	21,868
Federal Home Loan Bank of New York stock, at cost	56,066	46,924
Bank owned life insurance	115,536	112,656
Goodwill	16,127	16,127
Other assets	63,962	69,335
Total assets	$5,704,634	$5,077,013

Liabilities
Due to depositors:
Non-interest bearing	$269,469	$255,834
Interest-bearing	3,586,234	3,217,085
Mortgagors' escrow deposits	36,844	35,679
Borrowed funds ($29,018 and $28,771 at fair value pursuant to the fair value option at December 31, 2015 and 2014, respectively)	1,155,676	940,492
Securities sold under agreements to repurchase	116,000	116,000
Other liabilities	67,344	55,676
Total liabilities	5,231,567	4,620,766

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at December 31, 2015 and 2014; 28,830,558 shares and 29,403,823 shares outstanding at December 31, 2015 and 2014, respectively)	315	315
Additional paid-in capital	210,652	206,437
Treasury stock, at average cost (2,700,037 shares and 2,126,772 at December 31, 2015 and 2014, respectively)	(48,868)	(37,221)
Retained earnings	316,530	289,623
Accumulated other comprehensive loss, net of taxes	(5,562)	(2,907)
Total stockholders' equity	473,067	456,247

Total liabilities and stockholders' equity	$5,704,634	$5,077,013

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$178,720	$170,327	$171,309
Interest and dividends on securities:
Interest	24,827	25,969	28,310
Dividends	473	753	828
Other interest income	126	79	79
Total interest and dividend income	204,146	197,128	200,526

Interest expense
Deposits	30,336	30,044	32,037
Other interest expense	19,390	24,697	22,826
Total interest expense	49,726	54,741	54,863

Net interest income	154,420	142,387	145,663
Provision (benefit) for loan losses	(956)	(6,021)	13,935
Net interest income after (benefit) provision for loan losses	155,376	148,408	131,728

Non-interest income
Other-than-temporary impairment ("OTTI") charge	-	-	(1,419)
Less: Non-credit portion of OTTI charge recorded in
Other Comprehensive Income, before taxes	-	-	-
Net OTTI charge recognized in earnings	-	-	(1,419)
Banking services fee income	3,805	3,394	3,687
Net loss on sale of loans held for sale	-	-	(108)
Net gain on sale of loans	422	67	284
Net gain on sale of securities	167	2,875	3,021
Net gain on sale of buildings	6,537	-	-
Net loss from fair value adjustments	(1,841)	(2,568)	(2,521)
Federal Home Loan Bank of New York stock dividends	1,969	1,898	1,663
Bank owned life insurance	2,880	3,050	3,363
Other income	1,780	1,527	1,586
Total non-interest income	15,719	10,243	9,556

Non-interest expense
Salaries and employee benefits	53,093	48,998	44,397
Occupancy and equipment	10,206	7,998	7,646
Professional services	7,074	5,982	5,210
FDIC deposit insurance	3,236	2,707	3,206
Data processing	4,471	4,194	4,238
Depreciation and amortization of premises and equipment	3,579	2,813	2,953
Other real estate owned / foreclosure expense	942	1,338	2,292
Other operating expenses	15,118	11,809	10,634
Total non-interest expense	97,719	85,839	80,576

Income before income taxes	73,376	72,812	60,708

Provision for income taxes
Federal	21,843	20,912	17,344
State and local	5,324	7,661	5,612
Total provision for income taxes	27,167	28,573	22,956

Net income	$46,209	$44,239	$37,752

Basic earnings per common share	$1.59	$1.49	$1.26
Diluted earnings per common share	$1.59	$1.48	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2015	2014	2013
	(In thousands)

Net income	$46,209	$44,239	$37,752

Other comprehensive income (loss), net of tax:
Unrecognized actuarial gains (losses)	615	(3,790)	3,261
Amortization of actuarial losses	669	370	696
Amortization of prior service credits	(26)	(26)	(26)
OTTI charges included in income	-	-	798
Reclassification adjustment for net gains included in income	(95)	(1,634)	(1,700)
Net unrealized (losses) gains on securities	(3,818)	13,548	(26,541)

Total other comprehensive income (loss), net of tax	(2,655)	8,468	(23,512)

Comprehensive income	$43,554	$52,707	$14,240

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Common Stock
Balance, beginning of year	$315	$315	$315
No activity	-	-	-
Balance, end of year	315	315	315

Additional Paid-In Capital
Balance, beginning of year	206,437	201,902	198,314
Award of common shares released from Employee Benefit Trust (147,616, 136,559 and 143,941 common shares for the years ended December 31, 2015, 2014 and 2013, respectively)	2,092	2,075	1,652
Shares issued upon vesting of restricted stock unit awards (59,532, 7,300 and 120,114 common shares for the years ended December 31, 2015, 2014 and 2013, respectively)	160	30	161
Options exercised (21,325, 138,575 and 463,245 common shares for the years ended December 31, 2015, 2014 and 2013, respectively)	54	455	1,451
Stock-based compensation activity, net	1,335	1,129	(119)
Stock-based income tax benefit	574	846	443
Balance, end of year	210,652	206,437	201,902

Treasury Stock
Balance, beginning of year	(37,221)	(22,053)	(10,257)
Purchases of common shares outstanding (735,599, 914,671 and 836,092 common shares for the years ended December 31, 2015, 2014 and 2013, respectively)	(14,351)	(17,644)	(13,152)
Issuance upon exercise of stock options (45,785, 150,115 and 463,245 common shares for the years ended December 31, 2015, 2014 and and 2013, respectively)	825	2,461	6,763
Repurchase of shares to satisfy tax obligations (65,666, 59,821 and 61,710 common shares for the years ended December 31, 2015, 2014 and 2013, respectively)	(1,254)	(1,228)	(999)
Shares issued upon vesting of restricted stock unit awards (204,310, 202,466 and 180,997 common shares for the years ended December 31, 2015, 2014 and 2013, respectively)	3,580	3,205	2,406
Purchase of common shares to fund options exercised (22,095, 97,518 and 366,517 common shares for the years ended December 31, 2015 2014 and 2013, respectively)	(447)	(1,962)	(6,814)
Balance, end of year	(48,868)	(37,221)	(22,053)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Retained Earnings
Balance, beginning of year	289,623	263,743	241,856
Net income	46,209	44,239	37,752
Stock options exercised (24,460, 11,540, and 65,470 common shares for the years ended December 31, 2015, 2014 and 2013, respectively)	(182)	(77)	(128)
Shares issued upon vesting of restricted stock unit awards (144,778, 195,166 and 60,883 common shares for the years ended December 31, 2015, 2014 and 2013, respectively)	(504)	(430)	(119)
Cash dividends declared and paid on common shares ($0.64, $0.60 and $0.52 per share for the years ended December 31, 2015, 2014 and 2013, respectively)	(18,616)	(17,852)	(15,618)
Balance, end of year	316,530	289,623	263,743

Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance, beginning of year	(2,907)	(11,375)	12,137
Amortization of prior service credits, net of taxes of $20, $19 and $20 for the years ended December 31, 2015, 2014 and 2013, respectively	(26)	(26)	(26)
Amortization of net actuarial losses, net of taxes of ($509), ($330) and ($541) for the years ended December 31, 2015, 2014 and 2013, respectively	669	370	696
Unrecognized actuarial gains (losses), net of taxes of ($465), $2,880 and ($2,527) for the years ended December 31, 2015, 2014 and 2013, respectively	615	(3,790)	3,261
Change in net unrealized (losses) gains on securities available for sale, net oftaxes of approximately $2,911, ($10,441) and $20,609 for the years ended December 31, 2015, 2014 and 2013, respectively	(3,818)	13,548	(26,541)
Reclassification adjustment for net gains included in net income, net of taxes of approximately $72, $1,241 and $700 for the years ended December 31, 2015, 2014 and 2013, respectively	(95)	(1,634)	(902)
Balance, end of year	(5,562)	(2,907)	(11,375)

Total Stockholders' Equity	$473,067	$456,247	$432,532

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2015	2014	2013
	(In thousands)
Operating Activities

Net income	$46,209	$44,239	$37,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(956)	(6,021)	13,935
Depreciation and amortization of premises and equipment	3,579	2,813	2,953
Net loss on sales of loans held for sale	-	-	108
Net gain on sales of loans (including delinquent loans)	(422)	(67)	(284)
Net gain on sales of securities	(167)	(2,875)	(3,021)
Net gain on sales of buildings	(6,537)	-	-
Other-than-temporary impairment charge on securities	-	-	1,419
Amortization of premium, net of accretion of discount	8,986	7,292	7,588
Fair value adjustment for financial assets and financial liabilities	1,841	2,568	2,521
Income from bank owned life insurance	(2,880)	(3,050)	(3,363)
Stock based compensation expense	4,845	4,263	3,412
Deferred compensation	(3,561)	(2,514)	(790)
Amortization of core deposit intangibles	-	-	468
Excess tax benefits from stock-based payment arrangements	(574)	(846)	(443)
Deferred income tax provision (benefit)	(5,210)	4,154	(682)
Net decrease in prepaid FDIC assessment	-	-	3,287
(Increase) decrease in other assets	(5,284)	8,110	(1,410)
Increase (decrease) in other liabilities	4,861	(690)	10,985
Net cash provided by operating activities	44,730	57,376	74,435

Investing Activities

Purchases of premises and equipment	(11,089)	(4,325)	(809)
Net purchases of Federal Home Loan Bank-NY shares	(9,142)	(899)	(3,688)
Purchases of securities held-to-maturity	(5,100)	-	-
Proceeds from maturities of securities held-to-maturity	3,430	-	-
Purchases of securities available for sale	(313,822)	(162,830)	(458,596)
Proceeds from sales and calls of securities available for sale	163,158	115,294	194,009
Proceeds from maturities and prepayments of securities available for sale	114,097	112,137	149,387
Proceeds from sale of buildings	20,209	-	-
Net originations of loans	(301,766)	(248,073)	(236,582)
Purchases of loans	(278,928)	(169,860)	(10,189)
Proceeds from sale of loans	16,252	15,857	35,681
Proceeds from sale of Other Real Estate Owned, net	2,185	3,123	4,763
Net cash used in investing activities	(600,516)	(339,576)	(326,024)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2015	2014	2013
	(In thousands)
Financing Activities

Net increase in non interest-bearing deposits	13,635	58,491	41,554
Net increase in interest bearing deposits	368,137	213,502	174,715
Net increase in mortgagors' escrow deposits	1,165	2,881	238
Net proceeds (repayments) from short-term borrowed funds	30,000	30,500	(102,500)
Proceeds from long-term borrowings	310,000	180,000	269,346
Repayment of long-term borrowings	(125,551)	(167,081)	(109,911)
Purchases of treasury stock	(15,605)	(18,872)	(14,151)
Excess tax benefits from stock-based payment arrangements	574	846	443
Proceeds from issuance of common stock upon exercise of stock options	145	565	533
Cash dividends paid	(18,616)	(17,852)	(15,618)
Net cash provided by financing activities	563,884	282,980	244,649

Net (decrease) increase in cash and cash equivalents	8,098	780	(6,940)
Cash and cash equivalents, beginning of year	34,265	33,485	40,425
Cash and cash equivalents, end of year	$42,363	$34,265	$33,485

Supplemental Cash Flow Disclosure
Interest paid	$48,467	$53,965	$53,602
Income taxes paid	32,574	24,943	21,389
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	33,148	25,789	21,832
Non-cash activities:
Securities transferred from available for sale to held-to-maturity	4,510	-	-
Loans transferred to Other Real Estate Owned	1,667	7,112	5,369
Loans provided for the sale of Other Real Estate Owned	280	712	3,011
Loans held for investment transferred to loans held for sale	300	1,150	13,008
Loans held for sale transferred to loans held for investment	-	-	2,214

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2015, 2014 and 2013

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is the bank holding company of its wholly-owned subsidiary Flushing Bank (the “Bank”). The Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., are collectively herein referred to as the “Company.”

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through nineteen full-service banking offices, nine of which are located in Queens County, three in Nassau County, five in Kings County (Brooklyn), and two in New York County (Manhattan), New York. The Bank also operates “iGObanking.com®”, an internet branch, offering checking, savings, money market and certificates of deposit accounts.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Holding Company and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”), and FSB Properties Inc. (“Properties”). FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is currently used to hold title to real estate owned acquired via foreclosure. Amounts held in a rabbi trust for certain non-qualified deferred compensation plans are included in the consolidated financial statements. All intercompany transactions and accounts are eliminated in consolidation. The Holding Company currently has three unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). See Note 9, “Borrowed Funds and Securities Sold Under Agreements to Repurchase,” for additional information regarding these trusts.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, the fair value of financial instruments including the evaluation of other-than-temporary impairment (“OTTI”) on securities. Actual results could differ from these estimates.

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2015 and 2014, the Company’s cash and cash equivalents totaled $42.4 million and $34.3 million, respectively. Included in cash and cash equivalents at those dates were $32.8 million and $23.0 million in interest-earning deposits in other financial institutions, primarily due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The Bank is required to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement is included in cash and cash equivalents and totaled $9.9 million and $7.5 million at December 31, 2015 and 2014, respectively.

Debt and Equity Securities:

Securities are classified as held-to-maturity when management intends to hold the securities until maturity. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other-than-temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as part of accumulated other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Other-than-temporary impairment losses for debt securities are measured using a discounted cash flow model. Other-than-temporary impairment losses for equity securities are measured using quoted market prices, when available, or, when market quotes are not available due to an illiquid market, we use an impairment model from a third party or quotes from investment brokers. See Note 6, “Debt and Equity Securities,” for additional information regarding other-than-temporary impairment for debt and equity securities.

Goodwill:

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if impairment is required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the qualitative assessment in assessing the carrying value of goodwill as of December 31, 2015, and determined that there was no goodwill impairment. At December 31, 2015, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

Loans:

Loans are reported at their principal outstanding balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Subsequent cash payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Subsequent cash payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is unlikely to occur. Loan fees and certain loan origination costs are deferred. Net loan origination costs and premiums or discounts on loans are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income in the period they are collected.

The Bank may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount, amortized/accredited into interest income over the life of the loan. All loans purchased during the years ended December 31, 2015 and 2014 were performing loans at the time of purchase and therefore were not considered impaired when purchased.

Allowance for Loan Losses:

The Company maintains an allowance for loan losses at an amount which in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance for loan losses is based on evaluation of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s lenders, collection policies and experience, internal loan review function and other external factors. Additionally, the Company segregated the loans into two portfolios based on the loans year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance for loan losses other than charge-offs and recoveries are included in the provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals are obtained and/or updated internal evaluations are prepared as soon as practical, but before the loan becomes 90 days delinquent. The loan balances of collateral dependent impaired loans are compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length transaction. The balance which exceeds fair value is generally charged-off. Management reviews the allowance for loan losses on a quarterly basis, and records as a provision or benefit the amount deemed appropriate, after considering items such as, current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories.

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

As of December 31, 2015, we utilized recent third party appraisals of the collateral to measure impairment for $26.8 million, or 76.1%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $8.4 million, or 23.9%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2015, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2015 and 2014, there were no loans classified as held for sale.

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. BOLI is carried in the Consolidated Statements of Financial Condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.

Other Real Estate Owned:

Other real estate owned (“OREO”) consists of property acquired through foreclosure. These properties are carried at fair value. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount, the difference is recognized as a valuation allowance. Further decreases to the estimated value will be charged directly to expense.

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

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on its asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2015, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2015.

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

Stock Compensation Plans:

The Company accounts for its stock based compensation using a fair-value-based measurement method for share-based payment transactions with employees and directors. The Company measures the cost of employee and directors services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which the employee and directors are required to provide services in exchange for the award. The requisite service period is usually the vesting period.

Benefit Plans:

The Company sponsors a qualified pension, 401(k), and profit sharing plan for its employees. The Company also sponsors postretirement health care and life insurance benefits plans for its employees, a non-qualified deferred compensation plan for officers who have achieved the level of at least senior vice president, and a non-qualified pension plan for its outside directors.

The Company recognizes the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the Consolidated Statements of Financial Condition, with the unrecognized credits and charges recognized, net of taxes, as a component of accumulated other comprehensive 1oss. These credits or charges arose as a result of gains or losses and prior service costs or credits that arose during prior periods but were not recognized as components of net periodic benefit cost.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains and losses on securities available for sale arising during the period, adjustments to net periodic pension costs and reclassification adjustments for realized gains and losses on securities available for sale and OTTI charges included in net income.

Segment Reporting:

Management views the Company as operating as a single unit, a community bank. Therefore, segment information is not provided.

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.1 million, $1.8 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Earnings per Common Share:

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2015	2014	2013
	(In thousands, except per share data)
Net income, as reported	$46,209	$44,239	$37,752
Divided by:
Weighted average common shares outstanding	29,106	29,788	30,047
Weighted average common stock equivalents	20	29	26
Total weighted average common shares outstanding and common stock equivalents	29,126	29,817	30,073

Basic earnings per common share	$1.59	$1.49	$1.26
Diluted earnings per common share	$1.59	$1.48	$1.26
Dividend Payout ratio	40.3%	40.3%	41.3%

There were no options that were anti-dilutive for the years ended December 31, 2015 and 2014. Options to purchase 151,900 shares, at an average exercise price of $18.55 are anti-dilutive and were not included in the computation of diluted earnings per common share for the year ended December 31, 2013.

3. Loans and Allowance for Loan Losses

The composition of loans is as follows at December 31:

	2015	2014
	(In thousands)
Multi-family residential	$2,055,228	$1,923,460
Commercial real estate	1,001,236	621,569
One-to-four family ― mixed-use property	573,043	573,779
One-to-four family ― residential	187,838	187,572
Co-operative apartments	8,285	9,835
Construction	7,284	5,286
Small Business Administration	12,194	7,134
Taxi medallion	20,881	22,519
Commercial business and other	506,622	447,500
Gross loans	4,372,611	3,798,654
Net unamortized premiums and unearned loan fees	15,368	11,719
Total loans	$4,387,979	$3,810,373

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 81.5% of our gross loans at December 31, 2015. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Loans secured by multi-family residential property and commercial real estate generally involve a greater degree of risk than residential mortgage loans and generally carry larger loan balances. The increased credit risk is the result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayments of loans secured by these types of properties are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan.

Loans secured by commercial business and other loans involve a greater degree of risk for the same reasons as for multi-family residential and commercial real estate loans with the added risk that many of the loans are not secured by improved properties.

To minimize the risks involved in the origination of multi-family residential, commercial real estate and commercial business and other loans, the Bank adheres to strict underwriting standards, which include reviewing the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Bank Board of Directors or the Loan Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. Additionally, for commercial business and other loans which are not secured by improved properties, the Bank will secure these loans with business assets, including accounts receivables, inventory and real estate and generally require personal guarantees.

The following table shows loans modified and classified as TDR during the year ended December 31, 2015:

	For the year ended December 31, 2015
(Dollars in thousands)	Number	Balance	Modification description

Small Business Administration	1	$41	Received a below market interest rate and the loan amortization was extended
Total	1	$41

The recorded investment of the loan modified and classified to a TDR, presented in the table above, was unchanged as there was no principal forgiven in this modification. During the year ended December 31, 2015, one commercial existing TDR was re-modified by extending the term and advancing an additional $28,000.

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

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,626	10	$3,034
Commercial real estate	3	2,371	3	2,373
One-to-four family - mixed-use property	6	2,052	7	2,381
One-to-four family - residential	1	343	1	354
Small business administration	1	34	-	-
Commercial business and other	4	2,083	4	2,249

Total performing troubled debt restructured	24	$9,509	25	$10,391

During the year ended December 31, 2015, one TDR loan totaling $0.4 million was transferred to non-performing status, resulting in this loan being included in non-performing loans. During the year ended December 31, 2014, three TDR loans totaling $2.7 million were transferred to non-performing status, resulting in these loans being included in non-performing loans. Subsequent to being transferred to non-performing loans, two of these loans were paid in full during the year ended December 31, 2014. During the year ended December 31, 2013, no TDR loans were transferred to non-performing status.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$391	-	$-
Commercial real estate	-	-	1	2,252
One-to-four family - mixed-use property	-	-	1	187

Total troubled debt restructurings that subsequently defaulted	1	$391	2	$2,439

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(In thousands)	2015	2014

Loans ninety days or more past due and still accruing:
Multi-family residential	$233	$676
Commercial real estate	1,183	820
One-to-four family mixed-use property	611	405
One-to-four family residential	13	14
Construction	1,000	-
Commercial business and other	220	386
Total	3,260	2,301

Non-accrual mortgage loans:
Multi-family residential	3,561	6,878
Commercial real estate	2,398	5,689
One-to-four family mixed-use property	5,952	6,936
One-to-four family residential	10,120	11,244
Total	22,031	30,747

Non-accrual non-mortgage loans:
Small business administration	218	-
Commercial business and other	568	1,143
Total	786	1,143

Total non-accrual loans	22,817	31,890

Total non-accrual loans and ninety days or more past due and still accruing	$26,077	$34,191

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2015	2014	2013
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$2,387	$2,919	$4,656
Less: Interest income included in the results of operations	702	796	1,213
Total foregone interest	$1,685	$2,123	$3,443

The following table shows an age analysis of our recorded investment in loans at December 31, 2015:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$9,421	$804	$3,794	$14,019	$2,041,209	$2,055,228
Commercial real estate	2,820	153	3,580	6,553	994,683	1,001,236
One-to-four family - mixed-use property	8,630	1,258	6,563	16,451	556,592	573,043
One-to-four family - residential	4,261	154	10,134	14,549	173,289	187,838
Co-operative apartments	-	-	-	-	8,285	8,285
Construction loans	-	-	1,000	1,000	6,284	7,284
Small Business Administration	42	-	218	260	11,934	12,194
Taxi medallion	-	-	-	-	20,881	20,881
Commercial business and other	-	2	228	230	506,392	506,622
Total	$25,174	$2,371	$25,517	$53,062	$4,319,549	$4,372,611

The following table shows an age analysis of our recorded investment in loans at December 31, 2014:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$7,721	$1,729	$7,554	$17,004	$1,906,456	$1,923,460
Commercial real estate	1,612	1,903	6,510	10,025	611,544	621,569
One-to-four family - mixed-use property	10,408	1,154	7,341	18,903	554,876	573,779
One-to-four family - residential	1,751	2,244	11,051	15,046	172,526	187,572
Co-operative apartments	-	-	-	-	9,835	9,835
Construction loans	3,000	-	-	3,000	2,286	5,286
Small Business Administration	90	-	-	90	7,044	7,134
Taxi medallion	-	-	-	-	22,519	22,519
Commercial business and other	6	1,585	740	2,331	445,169	447,500
Total	$24,588	$8,615	$33,196	$66,399	$3,732,255	$3,798,654

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2015:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096
Charge-off's	(474)	(32)	(592)	(342)	-	-	(34)	-	(2,371)	(3,845)
Recoveries	269	168	76	375	-	-	40	-	312	1,240
Provision (benefit)	(1,904)	(99)	(1,097)	(496)	-	8	(23)	332	2,323	(956)
Ending balance	$6,718	$4,239	$4,227	$1,227	$-	$50	$262	$343	$4,469	$21,535
Ending balance: individually evaluated for impairment	$252	$180	$502	$51	$-	$-	$-	$333	$112	$1,430
Ending balance: collectively evaluated for impairment	$6,466	$4,059	$3,725	$1,176	$-	$50	$262	$10	$4,357	$20,105

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2014:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-off's	(1,161)	(325)	(423)	(103)	-	-	(49)	-	(381)	(2,442)
Recoveries	150	481	608	269	7	-	92	-	176	1,783
Provision (benefit)	(2,246)	(913)	(673)	(555)	(111)	(402)	(222)	11	(910)	(6,021)
Ending balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096
Ending balance: individually evaluated for impairment	$286	$21	$579	$54	$-	$-	$-	$-	$154	$1,094
Ending balance: collectively evaluated for impairment	$8,541	$4,181	$5,261	$1,636	$-	$42	$279	$11	$4,051	$24,002

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Charge-off's	(3,585)	(1,051)	(4,206)	(701)	(108)	(2,678)	(457)	-	(2,057)	(14,843)
Recoveries	541	324	266	272	4	-	87	-	86	1,580
Provision (benefit)	2,127	(19)	4,308	509	162	3,056	323	(7)	3,476	13,935
Ending balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Ending balance: individually evaluated for impairment	$312	$164	$875	$58	$-	$17	$-	$-	$222	$1,648
Ending balance: collectively evaluated for impairment	$11,772	$4,795	$5,453	$2,021	$104	$427	$458	$-	$5,098	$30,128

The following table shows the manner in which loans were evaluated for impairment at the periods indicated:

At December 31, 2015
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$2,055,228	$1,001,236	$573,043	$187,838	$8,285	$7,284	$12,194	$20,881	$506,622	$4,372,611
Ending balance: individually evaluated for impairment	$8,047	$6,183	$12,828	$12,598	$-	$1,000	$310	$2,118	$4,716	$47,800
Ending balance: collectively evaluated for impairment	$2,047,181	$995,053	$560,215	$175,240	$8,285	$6,284	$11,884	$18,763	$501,906	$4,324,811

At December 31, 2014
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$1,923,460	$621,569	$573,779	$187,572	$9,835	$5,286	$7,134	$22,519	$447,500	$3,798,654
Ending balance: individually evaluated for impairment	$13,260	$9,473	$15,120	$13,170	$-	$-	$-	$-	$5,492	$56,515
Ending balance: collectively evaluated for impairment	$1,910,200	$612,096	$558,659	$174,402	$9,835	$5,286	$7,134	$22,519	$442,008	$3,742,139

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$5,742	$6,410	$-	$10,481	$11,551	$-
Commercial real estate	3,812	3,869	-	7,100	7,221	-
One-to-four family mixed-use property	10,082	11,335	-	12,027	13,381	-
One-to-four family residential	12,255	14,345	-	12,816	15,709	-
Co-operative apartments	-	-	-	-	-	-
Construction	1,000	1,000	-	-	-	-
Non-mortgage loans:
Small Business Administration	276	276	-	-	-	-
Taxi Medallion	-	-	-	-	-	-
Commercial Business and other	2,682	5,347	-	2,779	3,149	-

Total loans with no related allowance recorded	35,849	42,582	-	45,203	51,011	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,305	2,305	252	2,779	2,779	286
Commercial real estate	2,371	2,371	180	2,373	2,373	21
One-to-four family mixed-use property	2,746	2,746	502	3,093	3,093	579
One-to-four family residential	343	343	51	354	354	54
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	34	34	-	-	-	-
Taxi Medallion	2,118	2,118	333	-	-	-
Commercial Business and other	2,034	2,034	112	2,713	2,713	154

Total loans with an allowance recorded	11,951	11,951	1,430	11,312	11,312	1,094

Total Impaired Loans:
Total mortgage loans	$40,656	$44,724	$985	$51,023	$56,461	$940

Total non-mortgage loans	$7,144	$9,809	$445	$5,492	$5,862	$154

The following table shows our average recorded investment and interest income recognized for loans that were considered impaired for the three years ended December 31, 2015:

	December 31, 2015		December 31, 2014		December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$8,285	$92	$14,168	$194	$22,091	$402
Commercial real estate	4,926	7	11,329	51	19,846	266
One-to-four family mixed-use property	10,295	244	12,852	321	13,916	319
One-to-four family residential	12,985	138	13,015	103	14,529	125
Co-operative apartments	153	-	-	-	189	-
Construction	250	-	285	-	4,014	-
Non-mortgage loans:
Small Business Administration	299	1	-	-	247	-
Taxi Medallion	-	-	-	-	-	-
Commercial Business and other	3,912	253	3,428	137	5,309	268

Total loans with no related allowance recorded	41,105	735	55,077	806	80,141	1,380

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,343	117	2,936	149	2,892	170
Commercial real estate	997	167	3,242	167	6,388	194
One-to-four family mixed-use property	2,983	151	3,249	170	4,041	228
One-to-four family residential	347	14	358	14	368	15
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	187	-	1,929	18
Non-mortgage loans:
Small Business Administration	38	2	-	-	-	-
Taxi Medallion	1,062	66	-	-	-	-
Commercial Business and other	2,692	102	3,149	115	4,354	239

Total loans with an allowance recorded	10,462	619	13,121	615	19,972	864

Total Impaired Loans:
Total mortgage loans	$43,564	$930	$61,621	$1,169	$90,203	$1,737

Total non-mortgage loans	$8,003	$424	$6,577	$252	$9,910	$507

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Co-operative apartments	-	-	-	-	-
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	$10,935	$38,943	$-	$-	$49,878

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2014:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$6,494	$10,226	$-	$-	$16,720
Commercial real estate	5,453	7,100	-	-	12,553
One-to-four family - mixed-use property	5,254	12,499	-	-	17,753
One-to-four family - residential	2,352	13,056	-	-	15,408
Co-operative apartments	623	-	-	-	623
Construction loans	-	-	-	-	-
Small Business Administration	479	-	-	-	479
Commercial business and other	2,841	3,779	-	-	6,620
Total loans	$23,496	$46,660	$-	$-	$70,156

4. Loans held for sale

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually will close in a short period of time, generally within the same quarter. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale generally include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer.

The following tables show delinquent and non-performing loans sold during the period indicated:

	For the year ended December 31, 2015

(Dollars in thousands)	Loans sold	Proceeds	Net recoveries	Net gain (loss)

Multi-family residential	9	$3,540	$134	$(1)
Commercial real estate	4	2,615	-	13
One-to-four family - mixed-use property	10	2,831	-	57

Total	23	$8,986	$134	$69

The above table does not include the sale of one performing commercial real estate loan for proceeds of $3.1 million and the sale of five performing small business administration loans for proceeds totaling $4.2 million during the year ended December 31, 2015. These loans were sold for a combined net gain on sale of $0.3 million.

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

5. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2015	2014	2013
	(In thousands)

Balance at beginning of year	$6,326	$2,985	$5,278
Acquisitions	1,667	7,112	5,369
Reductions to carrying value	(896)	(5)	(243)
Sales	(2,165)	(3,766)	(7,419)

Balance at end of year	$4,932	$6,326	$2,985

OREO is included in “Other assets” within our Consolidated Statements of Financial Condition.

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income in “Other operating expense” during the periods presented:

	For the years ended December 31,
	2015	2014	2013
	(In thousands)

Gross gains	$306	$178	$443
Gross losses	(6)	(109)	(89)
Write-down of carrying value	(896)	(5)	(243)

Total	$(596)	$64	$111

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. During the year ended December 31, 2015, we did not foreclose on any consumer mortgages through in-substance repossession. At December 31, 2015, we held one foreclosed residential real estate totaling $0.1 million. At December 31, 2014, we held foreclosed residential real estate totaling $1.3 million. Included within net loans as of December 31, 2015 was a recorded investment of $15.2 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

6. Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at December 31, 2015 and 2014 or securities held-to-maturity at December 31, 2014. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$6,180	$6,180	$-	$-

Total	$6,180	$6,180	$-	$-

During the year ended December 31, 2015, the Company transferred municipal bonds with an amortized cost and fair value of $4.5 million from available for sale to held-to-maturity. The transferred securities had a weighted average term to maturity of approximately seven months at the time of transfer.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$115,976	$111,674	$134	$4,436
Municipals	127,696	131,583	3,887	-
Mutual funds	21,290	21,290	-	-
Collateralized loan obligations	53,225	52,898	-	327
Other	7,214	7,212	-	2
Total other securities	325,401	324,657	4,021	4,765
REMIC and CMO	469,987	469,936	3,096	3,147
GNMA	11,635	11,798	302	139
FNMA	170,327	170,057	1,492	1,762
FHLMC	16,961	16,949	87	99
Total mortgage-backed securities	668,910	668,740	4,977	5,147
Total securities available for sale	$994,311	$993,397	$8,998	$9,912

Mortgage-backed securities shown in the table above includes one private issue collateralized mortgage obligations (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $7.7 million at December 31, 2015.

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

Mortgage-backed securities shown in the table above include three private issue CMO that are collateralized by commercial real estate mortgages with an amortized cost and market value of $12.4 million at December 31, 2014.

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at December 31, 2015, by contractual maturity.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$6,140	$6,140
Due after one year through five years	40	40

Total securities held-to-maturity	$6,180	$6,180

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$5,976	$6,011
Due after one year through five years	-	-
Due after five years through ten years	76,791	75,406
Due after ten years	221,344	221,950

Total other securities	304,111	303,367
Mutual funds	21,290	21,290
Mortgage-backed securities	668,910	668,740

Total securities available for sale	$994,311	$993,397

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$85,563	$4,436	$76,218	$3,782	$9,345	$654
Collateralized loan obligations	52,898	327	52,898	327	-	-
Other	298	2	-	-	298	2
Total other securities	138,759	4,765	129,116	4,109	9,643	656

REMIC and CMO	238,132	3,147	182,010	1,642	56,122	1,505
GNMA	6,977	139	6,977	139	-	-
FNMA	102,225	1,762	75,769	1,043	26,456	719
FHLMC	14,715	99	14,715	99	-	-
Total mortgage-backed securities	362,049	5,147	279,471	2,923	82,578	2,224
Total securities available for sale	$500,808	$9,912	$408,587	$7,032	$92,221	$2,880

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

The Company reviewed each investment that had an unrealized loss at December 31, 2015 and 2014. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.

Corporate Securities:

The unrealized losses in Corporate securities at December 31, 2015 and 2014, consist of losses on 12 and five Corporate securities, respectively. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2015 and 2014.

Collateralized Loan Obligation Securities:

The unrealized losses in Collateralized Loan Obligation (“CLO”) securities at December 31, 2015, consist of losses on seven securities. The unrealized losses in CLO securities were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2015.

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

Other Securities:

The unrealized losses in Other securities at December 31, 2015 and 2014, consist of a loss on one single issuer trust preferred security. The unrealized loss on this security was caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. This security is currently rated below investment grade. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell this security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this investment to be other-than-temporarily impaired at December 31, 2015 and 2014.

During the year ended December 31, 2014, three pooled trust preferred securities for which OTTI charges were recorded in previous periods, were sold for proceeds totaling $11.1 million, recording a net loss on sale of $2.3 million.

REMIC and CMO:

The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and Collateralized Mortgage Obligation (“CMO”) securities at December 31, 2015 and 2014 consist of six and seven issues, respectively, from the Federal Home Loan Mortgage Corporation (“FHLMC”), 12 and 14 issues, respectively, from the Federal National Mortgage Association (“FNMA”), and 15 and eight issues, respectively, from Government National Mortgage Association (“GNMA”). Additionally, at December 31, 2014 unrealized losses include one private issue.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA, and GNMA and the private issuer were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2015 and 2014.

GNMA:

The unrealized losses in GNMA mortgage-backed securities at December 31, 2015 and 2014 consist of a loss on one security. The unrealized loss was caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at December 31, 2015 and 2014.

FNMA:

The unrealized losses in FNMA mortgage-backed securities at December 31, 2015 and 2014 consist of losses on 20 and 13 securities, respectively. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2015 and 2014.

FHMLC:

The unrealized losses in FHMLC mortgage-backed securities at December 31, 2015 and 2014 consist of losses on three and one securities, respectively. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes will cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2015 and 2014.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, no OTTI charge was recorded during the years ended December 31, 2015 and 2014. The Company recorded credit related OTTI charges totaling $1.4 million on four private issue CMOs during the year ended December 31, 2013.

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the periods indicated:

	For the years ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$-	$3,738	$6,178

Recognition of actual losses	-	-	(842)
OTTI charges due to credit loss recorded in earnings	-	-	1,419
Securities sold during the period	-	(3,738)	(3,017)

Ending balance	$-	$-	$3,738

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended December 31,
	2015	2014	2013
	(In thousands)
Gross gains from the sale of securities	$2,899	$5,247	$5,222
Gross losses from the sale of securities	(2,732)	(2,372)	(2,201)

Net gains from the sale of securities	$167	$2,875	$3,021

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $14.8 million and $14.0 million at December 31, 2015 and 2014, respectively.

7. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2015	2014
	(In thousands)
Land	$745	$3,551
Building and leasehold improvements	29,610	25,717
Equipment and furniture	19,770	19,197
Total	50,125	48,465
Less: Accumulated depreciation and amortization	24,503	26,597
Bank premises and equipment, net	$25,622	$21,868

During the year ended December 31, 2015, we sold three of our branch buildings in sale-leaseback transactions, realizing a net gain on sale of $12.7 million, of which $6.5 million was recognized in earnings during the year ended December 31, 2015 and $6.2 million will be deferred and amortized over the 10 year term of the branch leases. We have no continuing involvement in the sold buildings other than as an ordinary lessee.

8. Deposits

Total deposits at December 31, 2015 and 2014, and the weighted average rate on deposits at December 31, 2015, are as follows:

	2015	2014	Weighted Average Rate 2015
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,403,302	$1,305,823	1.41%
Savings accounts	261,748	261,942	0.45
Money market accounts	472,489	290,263	0.46
NOW accounts	1,448,695	1,359,057	0.49
Total interest-bearing deposits	3,586,234	3,217,085
Non-interest bearing demand deposits	269,469	255,834
Total due to depositors	3,855,703	3,472,919
Mortgagors' escrow deposits	36,844	35,679	0.17
Total deposits	$3,892,547	$3,508,598

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000.00 amounts under a master certificate of deposit) was $169.2 million and $109.6 million at December 31, 2015 and 2014, respectively. The aggregate amount of brokered deposits was $982.8 million and $763.9 million at December 31, 2015 and 2014, respectively.

Deposits obtained by the government banking division are collateralized by either securities or letters of credit issued by FHLB-NY or are placed in an Insured Cash Sweep service (“ICS”). The letters of credit are collateralized by mortgage loans pledged by the Bank.

At December 31, 2015, government banking division deposits totaled $975.9 million, of which $210.7 million were ICS deposits and $765.2 million were collateralized by $364.7 million in securities and $494.0 million of letters of credit. At December 31, 2014, government banking division deposits totaled $891.9 million, of which $94.0 million were ICS deposits and $797.9 million were collateralized by $379.3 million in securities and $499.1 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Certificate of deposit accounts	$20,943	$22,420	$24,414
Savings accounts	1,151	597	515
Money market accounts	1,551	667	294
NOW accounts	6,593	6,227	6,777
Total due to depositors	30,238	29,911	32,000
Mortgagors' escrow deposits	98	133	37
Total interest expense on deposits	$30,336	$30,044	$32,037

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2015	2014
	(In thousands)
Within 12 months	$448,229	$455,295
More than 12 months to 24 months	478,361	269,840
More than 24 months to 36 months	247,349	229,931
More than 36 months to 48 months	167,529	176,876
More than 48 months to 60 months	35,558	148,424
More than 60 months	26,276	25,457
Total certificate of deposit accounts	$1,403,302	$1,305,823

9. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Repurchase agreements - fixed rate:
Due in 2016	$38,000	1.92%	$38,000	1.92%
Due in 2017	38,000	4.16	38,000	4.16
Due in 2020	40,000	3.45	40,000	3.45

Total repurchase agreements - fixed rate	116,000	3.18	116,000	3.18

FHLB-NY advances - fixed rate:
Due in 2015	-	-	185,551	0.80
Due in 2016	386,152	1.04	315,847	1.15
Due in 2017	250,708	1.29	305,525	2.12
Due in 2018	265,088	1.30	74,798	1.29
Due in 2019	94,710	1.64	30,000	1.83
Due in 2020	110,000	2.98	-	-
Total FHLB-NY advances - fixed rate	1,106,658	1.40	911,721	1.44

Other Borrowings
Due in 2016	20,000	0.56	-	-

Junior subordinated debentures - adjustable rate
Due in 2037	29,018	5.67	28,771	5.96

Total borrowings	$1,271,676	1.65%	$1,056,492	1.75%

During 2015, $80.0 million in FHLB-NY fixed rate advances modified from an average cost of 4.41% to an average cost of 3.46%. This modification extended the maturity on the advances by an average of 2.3 years without incurring a prepayment penalty.

At December 31, 2015, the Bank was able to borrow up to $2,478.8 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2015, the Bank had $1,601.1 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2015, the Bank also has unsecured lines of credit with other commercial banks totaling $60.0 million.

Borrowings which have call provisions are summarized as follows at December 31, 2015:

	Amount	Rate	Maturity Date	Call Date
	(Dollars in thousands)
FHLB-NY advances - fixed rate	$30,000	3.60%	1/23/2020	1/23/2016
FHLB-NY advances - fixed rate	20,000	3.49	1/23/2020	1/25/2016
FHLB-NY advances - fixed rate	10,000	3.37	1/27/2020	1/26/2016
FHLB-NY advances - fixed rate	10,000	3.28	1/27/2020	1/26/2016
FHLB-NY advances - fixed rate	10,000	3.25	1/28/2020	1/28/2016
Repurchase agreements - fixed rate	20,000	2.20	7/12/2016	1/12/2016
Repurchase agreements - fixed rate	18,000	4.28	10/18/2017	1/19/2016
Repurchase agreements - fixed rate	18,000	1.60	4/19/2016	1/19/2016
Repurchase agreements - fixed rate	10,000	3.08	8/1/2020	2/1/2016
Repurchase agreements - fixed rate	10,000	3.19	2/1/2020	2/1/2016
Repurchase agreements - fixed rate	20,000	3.76	8/1/2020	2/1/2016
Repurchase agreements - fixed rate	20,000	4.05	9/19/2017	3/21/2016

As part of the Company’s strategy to finance investment opportunities and manage its cost of funds, the Company enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements are delivered to the broker-dealers or the FHLB-NY who arrange the transaction. The securities remain registered in the name of the Company and are returned upon the maturity of the agreement. The Company retains the right of substitution of collateral throughout the terms of the agreements. As a condition of the repurchase agreements the Company is required to provide sufficient collateral. If the fair value of the collateral were to fall below the required level, the Company is obligated to pledge additional collateral. All the repurchase agreements are collateralized by mortgage-backed securities.

Information relating to these agreements at or for the years ended December 31 is as follows:

	2015	2014	2013
	(Dollars in thousands)
Book value of collateral	$131,421	$142,925	$199,447
Estimated fair value of collateral	131,421	142,925	199,447
Average balance of outstanding agreements during the year	116,000	137,824	172,944
Maximum balance of outstanding agreements at a month end during the year	116,000	155,300	185,300
Average interest rate of outstanding agreements during the year (1)	3.22%	5.37%	3.42%

1.	During the year ended December 31, 2014, the Company prepaid $30.0 million in FHLB-NY repurchase agreements at an average cost of 4.98% while incurring a prepayment penalty totaling $2.7 million. Excluding the prepayment penalty, the average interest rate of agreements during the year ended December 31, 2014 was 3.40%.

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

10. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. The Company remains subject to examination for its Federal, New York State and New Jersey income tax returns for the years ending on or after December 31, 2012. The Company is undergoing an examination of its New York City income tax returns for 2011, 2012 and 2013.

Income tax provisions are summarized as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Federal:
Current	$25,319	$18,052	$17,808
Deferred	(3,476)	2,860	(464)
Total federal tax provision	21,843	20,912	17,344
State and Local:
Current	7,059	6,369	5,828
Deferred	(1,735)	1,292	(216)
Total state and local tax provision	5,324	7,661	5,612
Total income tax provision	$27,167	$28,573	$22,956

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 37.0%, 39.2% and 37.8% for the years ended December 31, 2015, 2014 and 2013, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2015		2014		2013
	(Dollars in thousands)
Taxes at federal statutory rate	$25,681	35.0%	$25,484	35.0%	$21,248	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	3,461	4.7	4,980	6.8	3,648	6.0
Other	(1,975)	(2.7)	(1,891)	(2.6)	(1,940)	(3.2)
Taxes at effective rate	$27,167	37.0%	$28,573	39.2%	$22,956	37.8%

The components of the net deferred tax assets are as follows at December 31:

	2015	2014
	(In thousands)
Deferred tax asset:
Postretirement benefits	$6,798	$5,407
Allowance for loan losses	9,437	11,007
Stock based compensation	3,404	2,821
Depreciation	1,941	1,740
Unrealized loss on securities available for sale	395	-
Derivative financial instruments	1,724	1,025
Adjustment required to recognize funded status of postretirement pension plans	3,833	4,787
Gain on sale of buildings	2,531	-
Other	2,460	3,023
Deferred tax asset	32,523	29,810

Deferred tax liability:
Valuation differences resulting from acquired assets and liabilities	-	2,764
Fair value adjustment on financial assets carried at fair value	187	132
Fair value adjustment on financial liabilities carried at fair value	14,364	14,480
Unrealized gains on securities available for sale	-	2,588
Other	3,411	2,525
Deferred tax liability	17,962	22,489

Net deferred tax asset included in other assets	$14,561	$7,321

The Company has recorded a deferred tax asset of $32.5 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $18.0 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2015 and 2014.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2015, the Company did not recognize any material amounts of interest or penalties on income taxes.

11. Stock Based Compensation

For the years ended December 31, 2015, 2014 and 2013 the Company’s net income, as reported, includes $4.8 million, $4.3 million and $3.4 million, respectively, of stock-based compensation costs and $1.8 million, $1.7 million and $1.3 million, respectively, of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model at the date of grant. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no stock options granted for the three years ended December 31, 2015. There were 318,120, 266,895 and 246,045 restricted stock units granted for the years ended December 31, 2015, 2014 and 2013, respectively.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (“Prior Plans”). At December 31, 2015, there were 787,180 shares available for delivery in connection with awards under the 2014 Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the 2014 Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2015:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2014	373,154	$16.75
Granted	318,120	19.10
Vested	(260,700)	17.36
Forfeited	(14,665)	18.39
Non-vested at December 31, 2015	415,909	$18.10

Vested but unissued at December 31, 2015	290,226	$18.08

As of December 31, 2015, there was $5.4 million of total unrecognized compensation cost related to RSU awards granted under the 2014 Omnibus Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of awards vested for the years ended December 31, 2015, 2014 and 2013 were $4.9 million, $4.4 million and $2.9 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates. As of December 31, 2015, there is no remaining unrecognized compensation cost related to stock options granted.

The following table summarizes certain information regarding the stock option awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual (years)	Aggregate Intrinsic Value ($000)*

Outstanding at December 31, 2014	154,915	$15.19
Granted	-	-
Exercised	(45,785)	12.92
Forfeited	-	-
Outstanding at December 31, 2015	109,130	$16.14	2.3	$600
Exercisable shares at December 31, 2015	109,130	$16.14	2.3	$600

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2015, 2014 and 2013 are provided in the following table:

(In thousands, except grant date fair value)	2015	2014	2013
Proceeds from stock options exercised	$145	$565	$533
Fair value of shares received upon exercise of stock options	447	1,962	6,814
Tax benefit related to stock options exercised	99	88	151
Intrinsic value of stock options exercised	330	488	1,228

Weighted average fair value on grant date	n/a	n/a	n/a

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. Prior to January 1, 2015, the Plan included officers at a level that are no longer qualified to participate, however those that were eligible remain eligible to participate in the Plan. Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current fair value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for the first 5 years of employment and are 100% vested thereafter. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2015:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2014	67,113	$20.27
Granted	12,924	19.44
Forfeited	(3)	20.78
Distributions	(594)	19.82
Outstanding at December 31, 2015	79,440	$21.64
Vested at December 31, 2015	78,857	$21.64

The Company recorded stock-based compensation expense for the phantom stock plan of $169,000, $17,000 and $343,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of distributions from the phantom stock plan were $12,000, $35,000 and $9,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive income, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial loss (gain)			Prior Service cost (credit)			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(In thousands)
Employee Retirement Plan	$8,589	$9,938	$5,899	$-	$-	$-	$8,589	$9,938	$5,899
Other Postretirement Benefit Plans	1,296	2,130	205	(538)	(623)	(708)	758	1,507	(503)
Outside Directors Plan	(562)	(488)	(496)	91	131	171	(471)	(357)	(325)
Total	$9,323	$11,580	$5,608	$(447)	$(492)	$(537)	$8,876	$11,088	$5,071

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2016 are as follows:

	Net Actuarial loss (gain)	Prior Service cost (credit)	Total
	(In thousands)
Employee Retirement Plan	$808	$-	$808
Other Postretirement Benefit Plans	47	(85)	(38)
Outside Directors Plan	(86)	40	(46)
Total	$769	$(45)	$724

Employee Retirement Plan:

The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2015 or 2014. The Company contributed $0.8 million to the Retirement Plan during the year ended December 31, 2013. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2015	2014
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$24,097	$19,740
Interest cost	889	891
Actuarial (gain) loss	(1,208)	4,446
Benefits paid	(1,014)	(980)
Projected benefit obligation at end of year	22,764	24,097

Change in plan assets:
Market value of assets at beginning of year	20,509	20,496
Actual return on plan assets	429	993
Benefits paid	(1,014)	(980)
Market value of plan assets at end of year	19,924	20,509

Accrued pension liability included in other liabilities	$(2,840)	$(3,588)

The accumulated benefit obligation for the Retirement Plan was $22.8 million and $24.1 million at December 31, 2015 and 2014, respectively.

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2015	2014
Weighted average discount rate	4.06%	3.76%
Rate of increase in future compensation levels	n/a	n/a
Expected long-term rate of return on assets	7.25%	7.50%

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Interest cost	$889	$891	$827
Amortization of unrecognized loss	1,112	759	1,222
Expected return on plan assets	(1,400)	(1,344)	(1,261)
Net pension expense (benefit)	601	306	788

Current year actuarial (gain) loss	(237)	4,798	(4,722)
Amortization of actuarial loss	(1,112)	(759)	(1,222)
Total recognized in other comprehensive income	(1,349)	4,039	(5,944)
Total recognized in net pension cost (benefit) and other comprehensive income	$(748)	$4,345	$(5,156)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2015	2014	2013
Weighted average discount rate	3.76%	4.60%	3.75%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2016	$1,172
2017	1,184
2018	1,177
2019	1,192
2020	1,193
2021 – 2025	6,502

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

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2015	2014
Equity securities	70%	68%
Debt securities	30%	32%

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

The Bank does not expect to make a contribution to the Retirement Plan in 2016.

The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2015 and 2014.

The following tables set forth the Retirement Plan’s assets which are all carried at fair value, and the method that was used to determine their fair value, at December 31, 2015 and 2014:

December 31, 2015		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Pooled Separate Accounts
U.S. large-cap growth (a)	$5,114	$-	$5,114	$-
U.S. large-cap value (b)	4,619	-	4,619	-
U.S. small-cap blend (c)	2,094	-	2,094	-
International blend (d)	2,079	-	2,079	-
Bond fund (e)	5,671	-	5,671	-
Prudential short term (f)	347	-	347	-

Total	$19,924	$-	$19,924	$-

December 31, 2014		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Pooled Separate Accounts
U.S. large-cap growth (a)	$4,832	$-	$4,832	$-
U.S. large-cap value (b)	4,939	-	4,939	-
U.S. small-cap blend (c)	2,163	-	2,163	-
International blend (d)	1,966	-	1,966	-
Bond fund (e)	6,274	-	6,274	-
Prudential short term (f)	335	-	335	-

Total	$20,509	$-	$20,509	$-

a.	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
b.	Comprised of large-cap stocks seeking to outperform the Russell 1000 Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
c.	Comprised of stocks with market capitalization of between $100 million and the market capitalization of the largest stock in the Russell 2000 index at the time of purchase. The portfolio will typically hold between 40 and 100 stocks.
d.	Comprised of non-U.S. domiciled stocks. The portfolio will typically hold between 80 and 90 stocks.
e.	Comprised of a portfolio of fixed income securities including U.S agency mortgage-backed securities and investment grade bonds.
f.	Comprised of money market instruments with an emphasis on safety and liquidity.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2015, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2015	2014
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,073	$5,586
Service cost	382	358
Interest cost	300	253
Actuarial loss (gain)	(715)	1,925
Benefits paid	(63)	(49)
Projected benefit obligation at end of year	7,977	8,073

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	63	49
Benefits paid	(63)	(49)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(7,977)	$(8,073)

The accumulated benefit obligation for the Postretirement Plans was $8.0 million and $8.1 million at December 31, 2015 and 2014, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2015	2014
Rate of return on plan assets	n/a	n/a
Discount rate	4.06%	3.76%
Rate of increase in health care costs
Initial	7.00%	8.00%
Ultimate (year 2018)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2015	2014	2013
	(In thousands)
Service cost	$382	$358	$449
Interest cost	300	253	219
Amortization of unrecognized loss	119	-	50
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	716	526	633

Current year actuarial (gain) loss	(715)	1,925	(943)
Amortization of actuarial loss	(119)	-	(50)
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	(749)	2,010	(908)
Total recognized in net postretirement expense and other comprehensive income	$(33)	$2,536	$(275)

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31 were:

	2015	2014	2013
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	3.76%	4.60%	3.75%
Rate of increase in health care costs
Initial	8.00%	9.00%	10.00%
Ultimate (year 2018)	5.00%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$1,634	$(1,240)
Effect on total service and interest cost	177	(131)

The Company expects to pay benefits of $189,000 under its Postretirement Plans in 2016.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2016	$189
2017	229
2018	255
2019	280
2020	263
2021 – 2025	1,524

Defined Contribution Plans:

The Company maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $3.0 million, $3.1 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. Prior to January 1, 2015, the Plan included officers at a level that are no longer qualified to participate, however those that were eligible remain eligible to participate in the Plan. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $10.6 million and $10.0 million at December 31, 2015 and 2014, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.4 million for each of the years ended December 31, 2015, 2014 and 2013.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7.9 million from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan was repaid from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT. During the year ended December 31, 2010, the loan was fully repaid. Dividend payments received subsequent to the loan being repaid are used to purchase additional shares of common stock. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. For the years ended December 31, 2015, 2014 and 2013, the Company funded $2.8 million, $2.7 million and $2.3 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT.

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

As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2015	2014

Shares owned by Employee Benefit Trust, beginning balance	800,950	913,792
Shares purchased	22,102	23,717
Shares released and allocated	(147,616)	(136,559)
Shares owned by Employee Benefit Trust, ending balance	675,436	800,950

Market value of unallocated shares.	$14,616,435	$16,235,257

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Benefits are also payable to a non-employee director who became a non-employee director before January 1, 2004 and whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who became a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years of service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $4.2 million and $3.9 million at December 31, 2015 and 2014, respectively. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2015	2014
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,663	$2,666
Service cost	45	54
Interest cost	95	116
Actuarial gain	(129)	(53)
Benefits paid	(144)	(120)
Projected benefit obligation at end of year	2,530	2,663

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	144	120
Benefits paid	(144)	(120)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,530)	$(2,663)

The accumulated benefit obligation for the Directors’ Plan was $2.5 million and $2.7 million at December 31, 2015 and 2014, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Service cost	$45	$54	$82
Interest cost	95	116	98
Amortization of unrecognized gain	(56)	(60)	(36)
Amortization of past service liability	40	40	40
Net pension expense	124	150	184

Current actuarial gain	(130)	(52)	(122)
Amortization of actuarial gain	56	60	36
Amortization of prior service cost	(40)	(40)	(40)
Total recognized in other comprehensive income	(114)	(32)	(126)
Total recognized in net pension expense and other comprehensive income	$10	$118	$58

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2015	2014	2013
Weighted average discount rate for the benefit obligation	4.06%	3.76%	4.60%
Weighted average discount rate for periodic pension benefit expense	3.76%	4.60%	3.75%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2016	$288
2017	288
2018	272
2019	288
2020	288
2021 – 2025	1,244

The Company expects to make payments of $288,000 under its Directors’ Plan in 2016.

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2015, the Bank’s liquidation account was $0.8 million, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2015, the Bank had $67.4 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

Stockholder Rights Plan:

The Holding Company has adopted a Shareholder Rights Plan under which each stockholder has one right to purchase from the Holding Company, for each share of common stock owned, one one-hundredth of a share of Series A junior participating preferred stock at a price of $65. The rights will become exercisable only if a person or group acquires 15% or more of the Holding Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $65 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Holding Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $65 exercise price, common stock of the acquiring company with a value of twice the exercise price. The Shareholder Rights Plan expires on September 30, 2016.

Treasury Stock Transactions:

The Holding Company repurchased 735,599 common shares at an average cost of $19.51 and 914,671 common shares at an average cost of $19.29 during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, 899,600 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Income (Loss):

The following are changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2015, 2014 and 2013:

December 31, 2015	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income (loss) before reclassifications, net of tax	(3,818)	615	(3,203)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(95)	643	548

Net current period other comprehensive income (loss), net of tax	(3,913)	1,258	(2,655)

Ending balance, net of tax	$(521)	$(5,041)	$(5,562)

December 31, 2014	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(8,522)	$(2,853)	$(11,375)
Other comprehensive income (loss) before reclassifications, net of tax	13,548	(3,790)	9,758

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,634)	344	(1,290)

Net current period other comprehensive income (loss), net of tax	11,914	(3,446)	8,468

Ending balance, net of tax	$3,392	$(6,299)	$(2,907)

December 31, 2013	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$18,921	$(6,784)	$12,137
Other comprehensive income before reclassifications, net of tax	(26,541)	3,261	(23,280)

Amounts reclassified from accumulated other comprehensive income, net of tax	(902)	670	(232)

Net current period other comprehensive income, net of tax	(27,443)	3,931	(23,512)

Ending balance, net of tax	$(8,522)	$(2,853)	$(11,375)

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the year ended December 31, 2015:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$167		Net gain on sale of securities
	(72)		Tax expense
	$95		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(1,178	)(1)	Other operating expense
Prior service credits	46	(1)	Other operating expense
	(1,132)		Total before tax
	489		Tax benefit
	$(643)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the year ended December 31, 2014:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$2,875		Net gain on sale of securities
	(1,241)		Tax expense
	$1,634		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(700	)(1)	Other operating expense
Prior service credits	45	(1)	Other operating expense
	(655)		Total before tax
	311		Tax benefit
	$(344)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$3,021		Net gain on sale of securities
	(1,321)		Tax expense
	$1,700		Net of tax

OTTI charges	$(1,419)		OTTI charge
	621		Tax benefit
	$(798)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(1,237	)(1)	Other operating expense
Prior service credits	46	(1)	Other operating expense
	(1,191)		Total before tax
	521		Tax benefit
	$(670)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

14. Regulatory Capital

The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to the Bank. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to the Bank. The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank include: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2015, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2015		December 31, 2014
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$494,690	8.89%	$472,251	9.63%
Requirement to be well capitalized	278,175	5.00	245,254	5.00
Excess	216,515	3.89	226,997	4.63

Common Equity Tier I risk-based capital:
Capital level	$494,690	12.62%	n/a	n/a
Requirement to be well capitalized	254,768	6.50	n/a	n/a
Excess	239,922	6.12	n/a	n/a

Tier I risk-based capital:
Capital level	$494,690	12.62%	$472,251	13.87%
Requirement to be well capitalized	313,560	8.00	204,354	6.00
Excess	181,130	4.62	267,897	7.87

Total risk-based capital:
Capital level	$516,226	13.17%	$497,347	14.60%
Requirement to be well capitalized	391,950	10.00	340,589	10.00
Excess	124,276	3.17	156,758	4.60

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2015, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2015		December 31, 2014
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$490,919	8.84%	$471,233	9.62%
Requirement to be well capitalized	277,611	5.00	244,960	5.00
Excess	213,308	3.84	226,273	4.62

Common Equity Tier I risk-based capital:
Capital level	$462,883	11.83%	n/a	n/a
Requirement to be well capitalized	254,335	6.50	n/a	n/a
Excess	208,548	5.33	n/a	n/a

Tier I risk-based capital:
Capital level	$490,919	12.55%	$471,233	13.87%
Requirement to be well capitalized	313,028	8.00	203,878	6.00
Excess	177,891	4.55	267,355	7.87

Total risk-based capital:
Capital level	$512,454	13.10%	$496,329	14.61%
Requirement to be well capitalized	391,285	10.00	339,797	10.00
Excess	121,169	3.10	156,532	4.61

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $96.2 million and $232.5 million, respectively, at December 31, 2015. Included in these commitments were $50.1 million of fixed-rate commitments at a weighted average rate of 4.18% and $278.7 million of adjustable-rate commitments with a weighted average rate of 3.46%, as of December 31, 2015. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2015, there were $494.0 million of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Trusts issued capital securities with a par value of $61.9 million in June and July 2007. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2016	$4,516
2017	4,383
2018	4,448
2019	5,332
2020	5,357
Thereafter	25,502
Total minimum payments required	$49,538

The leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2031. Rent expense under these leases for the years ended December 31, 2015, 2014 and 2013 was approximately $5.8 million, $3.8 million and $3.7 million, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

16. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2015, the largest amount the Bank could lend to one borrower was approximately $74.2 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $65.5 million, all of which were performing according to their terms.

17. Related Party Transactions

At December 31, 2015, one loan for $18,000 was outstanding to an executive officer of the Company and one loan for $356,000 was outstanding to a relative of a Director of the Company. These loans were made in the ordinary course of business and were fully approved in accordance with all of the Company’s credit underwriting standards and were made at market rates of interest and other normal terms but with reduced origination fees. No such loans were made during 2015 and 2014. The Company believes that such loans do not involve more than the normal risk of collectability or present other unfavorable features.

18. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2015, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.7 million and $29.0 million, respectively. At December 31, 2014, the Company carried financial assets and financial liabilities under the fair value option with fair values of $32.6 million and $28.8 million, respectively. The Company elected to measure at fair value, securities with a cost of $5.0 million that were purchased during the year ended December 31, 2014. During the year ended December 31, 2014, the Company sold financial assets carried under the fair value option totaling $6.2 million. The Company did not purchase or sell any financial assets or liabilities under the fair value option during the year ended December 31, 2015.

Management selected the fair value option for certain investment securities, and certain borrowed funds as the yield, at the time of election, on the financial assets was below-market, while the rate on the financial liabilities was above-market rate. Management also considered the average duration of these instruments, which, for investment securities, was longer than the average for the portfolio of securities, and, for borrowings, primarily represented the longer-term borrowings of the Company. Choosing these instruments for the fair value option adjusted the carrying value of these financial assets and financial liabilities to their current fair value, and more closely aligned the financial performance of the Company with the economic value of these financial instruments. Management believed that electing the fair value option for these financial assets and financial liabilities allows them to better react to changes in interest rates. At the time of election, Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable rates, and yields that approximated the then current market rate, as management believed that these financial assets and financial liabilities approximated their economic value.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2015 and 2014, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, for the years ended December 31, 2015, 2014 and 2013:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended December 31,
Description	2015	2014	2015	2014	2013
(Dollars in thousands)
Mortgage-backed securities	$2,527	$4,678	$(59)	$75	$(725)
Other securities	28,205	27,915	53	598	241
Borrowed funds	29,018	28,771	(238)	802	(5,651)
Net gain (loss) from fair value adjustments (1)			$(244)	$1,475	$(6,135)

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains and (losses) of ($1.6) million, ($4.0) million and $3.6 million from the change in fair value of derivative instruments during the years ended December 31, 2015, 2014 and 2013, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2015 and 2014. The fair value of borrowed funds includes accrued interest payable of $0.1 million at December 31, 2015 and 2014.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at December 31, 2015 and 2014.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2015 and 2014, Level 2 included mortgage related securities, corporate debt and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2015 and 2014, Level 3 included trust preferred securities owned by and junior subordinated debentures issued by the Company. Additionally, at December 31, 2014, Level 3 included certain municipal securities.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2015	2014	2015	2014	2015	2014	2015	2014

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$668,740	$704,933	$-	$-	$668,740	$704,933
Other securities	-	-	317,445	245,768	7,212	22,609	324,657	268,377
Interest rate swaps	-	-	48	84	-	-	48	84

Total assets	$-	$-	$986,233	$950,785	$7,212	$22,609	$993,445	$973,394

Liabilities:
Borrowings	$-	$-	$-	$-	$29,018	$28,771	$29,018	$28,771
Interest rate swaps	-	-	4,314	2,649	-	-	4,314	2,649

Total liabilities	$-	$-	$4,314	$2,649	$29,018	$28,771	$33,332	$31,420

The following tables set forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended December 31, 2015
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$15,519	$7,090	$28,771
Transfers to held-to-maturity	(4,510)	-	-
Purchases	1,000	-	-
Principal repayments	(8,009)	-	-
Maturities	(4,000)	-	-
Sales	-	-	-
Net gain from fair value adjustment of financial assets (1)	-	117	-
Net loss from fair value adjustment of financial liabilities (1)	-	-	238
Increase in accrued interest payable	-	-	9
Change in unrealized gains included in other comprehensive income	-	5	-
Ending balance	$-	$7,212	$29,018

Changes in unrealized held at period end	$-	$5	$-

	For the year ended December 31, 2014
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$9,223	$14,935	$29,570
Purchases	7,595	-	-
Principal repayments	(214)	-	-
Maturities	(1,085)	-	-
Sales	-	(11,133)	-
Net gain from fair value adjustment of financial assets (1)	-	71	-
Net gain from fair value adjustment of financial liabilities (1)	-	-	(801)
Increase in accrued interest payable	-	-	2
Change in unrealized gains included in other comprehensive income	-	3,217	-
Ending balance	$15,519	$7,090	$28,771

Changes in unrealized held at period end	$-	$3,217	$-

(1)	These totals in the tables above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

During the years ended December 31, 2015 and 2014, there were no transfers between Levels 1, 2 and 3.

The following table presents the quantitative information about recurring Level 3 fair value measurements of financial instruments as of December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,212	Discounted cash flows	Discount rate	7.0%	-	7.07%	7.1%

Liabilities:

Junior subordinated debentures	$29,018	Discounted cash flows	Discount rate		7.0%		7.0%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of the Company’s municipal securities, trust preferred securities and junior subordinated debentures valued under Level 3 are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	2015	2014	2015	2014	2015	2014	2015	2014

Assets:
Impaired loans	$-	$-	$-	$-	$15,360	$22,174	$15,360	$22,174
Other real estate owned	-	-	-	-	4,932	6,326	4,932	6,326

Total assets	$-	$-	$-	$-	$20,292	$28,500	$20,292	$28,500

The following table presents the quantitative information about non-recurring Level 3 fair value measurements of financial instruments as of December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$3,878	Income approach	Capitalization rate	7.3%	to	8.5%	7.7%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,555	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	40.0%	-2.2%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,927	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-2.2%
			Capitalization rate	5.3%	to	9.0%	7.0%
			Loss severity discount	5.2%	to	15.0%	13.7%

Other real estate owned	$3,750	Income approach	Capitalization rate		9.0%		9.0%

Other real estate owned	$366	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-5.0%	to	25.0%	12.0%

Other real estate owned	$816	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-10.0%	to	15.0%	2.5%
			Capitalization rate		8.6%		8.6%

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2015 and 2014.

The fair value of each material class of financial instruments at December 31, 2015 and 2014 and the related methods and assumptions used to estimate fair value are as follows:

Cash and Due from Banks, Overnight Interest-Earning Deposits and Federal Funds Sold:

The fair values of financial instruments that are short-term or reprice frequently and have little or no risk are considered to have a fair value that approximates carrying value.

FHLB-NY stock:

The fair value is based upon the par value of the stock which equals its carrying value.

Securities:

The fair values of securities are contained in Note 6 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. When there is limited activity or less transparency around inputs to the valuation, securities are valued using discounted cash flows.

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

Accrued Interest Receivable:

The carrying amount is a reasonable estimate of fair value due to its short-term nature.

Due to Depositors:

The fair values of demand, passbook savings, NOW, money market deposits and escrow deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings:

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements or using a market-standard model.

Accrued Interest Payable:

The carrying amount is a reasonable estimate of fair value due to its short-term nature.

Interest Rate Swaps:

The fair value of interest rate swaps is based upon broker quotes.

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

At December 31, 2015 and 2014, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following table sets forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at December 31, 2015:

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$42,363	$42,363	$42,363	$-	$-
Securities held-to-maturity
Other securities	6,180	6,180	-	-	6,180
Securities available for sale
Mortgage-backed securities	668,740	668,740	-	668,740	-
Other securities	324,657	324,657	-	317,445	7,212
Loans	4,387,979	4,434,079	-	-	4,434,079
FHLB-NY stock	56,066	56,066	-	56,066	-
Interest rate swaps	48	48	-	48	-

Total assets	$5,486,033	$5,532,133	$42,363	$1,042,299	$4,447,471

Liabilities:
Deposits	$3,892,547	$3,902,888	$2,489,245	$1,413,643	$-
Borrowings	1,271,676	1,279,946	-	1,250,928	29,018
Interest rate swaps	4,314	4,314	-	4,314	-

Total liabilities	$5,168,537	$5,187,148	$2,489,245	$2,668,885	$29,018

The following table sets forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at December 31, 2014:

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

19. Derivative Financial Instruments

At December 31, 2015 and 2014, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for two purposes. The first purpose is to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. The second purpose is to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $146.9 million and $32.8 million at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014 interest rate swaps with a combined notional amount of $36.3 million, were not designated as hedges. Interest rate swaps with a combined notional amount of $128.5 million and $14.5 million were designated as fair value hedges at December 31, 2015 and 2014, respectively. Changes in the fair value of the interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income. During 2015 and 2014, the Company did not record any hedge ineffectiveness.

The following tables set forth information regarding the Company’s derivative financial instruments:

	At or for the year ended December 31, 2015
	Notional Amount	Net Carrying Value (1)
	(In thousands)

Interest rate swaps (non-hedge)	$36,321	$(2,799)
Interest rate swaps (hedge)	28,588	48
Interest rate swaps (hedge)	99,955	(1,515)
Total derivatives	$164,864	$(4,266)

	At or for the year ended December 31, 2014
	Notional Amount	Net Carrying Value (1)
	(In thousands)

Interest rate swaps (non-hedge)	$36,321	$(2,239)
Interest rate swaps (hedge)	4,131	84
Interest rate swaps (hedge)	10,340	(410)
Total derivatives	$50,792	$(2,565)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition. There were no unrealized losses on derivative financial instruments at December 31, 2015 and 2014.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the year ended December 31,
(In thousands)	2015	2014	2013

Financial Derivatives:
Interest rate caps (non-hedge)	$-	$-	$(18)
Interest rate swaps (non-hedge)	(561)	(3,919)	3,603
Interest rate swaps (hedge)	(1,036)	(124)	29
Net Gain (loss) (1)	$(1,597)	$(4,043)	$3,614

(1)	Net gains (losses) are recorded as “Net gain (losses) from fair value adjustments” in the Consolidated Statements of Income.

The Company’s interest rate swaps are subject to master netting arrangements and are all with the same counterparty. The Company has not made a policy election to offset its derivative positions.

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$48	$-	$48	$48	$-	$-

	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$84	$-	$84	$84	$-	$-

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$4,314	$-	$4,314	$48	$4,266	$-

	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$2,649	$-	$2,649	$84	$2,565	$-

20. New Authoritative Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 “Financial Instruments” which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for the changes that affect the Company. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. In August 2015, the FASB approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Company will be evaluating the provisions of ASU 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on our financial position or results of operation.

21. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2015 and 2014 is presented below:

	2015				2014
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$52,468	$51,913	$50,222	$49,543	$49,171	$49,177	$49,569	$49,211
Interest expense	13,052	12,603	12,082	11,989	12,057	17,220	12,740	12,724
Net interest income	39,416	39,310	38,140	37,554	37,114	31,957	36,829	36,487
Provision (benefit) for loan losses	664	(370)	(516)	(734)	(3,192)	(618)	(1,092)	(1,119)
Other operating income	2,145	1,697	9,947	1,930	(576)	7,123	1,986	1,710
Other operating expense	23,824	23,708	24,248	25,939	21,685	21,437	20,624	22,093
Income before income tax expense	17,073	17,669	24,355	14,279	18,045	18,261	19,283	17,223
Income tax expense	5,439	6,661	9,521	5,546	6,988	7,060	7,598	6,927
Net income	$11,634	$11,008	$14,834	$8,733	$11,057	$11,201	$11,685	$10,296

Basic earnings per common share	$0.40	$0.38	$0.51	$0.30	$0.38	$0.38	$0.39	$0.34
Diluted earnings per common share	$0.40	$0.38	$0.51	$0.30	$0.38	$0.38	$0.39	$0.34
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.15	$0.15	$0.15	$0.15

Average common shares outstanding for:
Basic earnings per share	28,862	28,927	29,246	29,397	29,343	29,772	30,059	29,984
Diluted earnings per share	28,879	28,946	29,268	29,419	29,366	29,796	30,090	30,022

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

The condensed financial statements for the Holding Company are presented below:

Condensed Statements of Financial Condition	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Assets:
Cash and due from banks	$5,654	$7,749
Securities available for sale:
Other securities ($872 and $864 at fair value pursuant to the fair value option at December 31, 2015 and 2014, respectively)	1,170	1,156
Interest receivable	4	4
Investment in subsidiaries	502,798	482,996
Goodwill	2,185	2,185
Other assets	4,251	4,402
Total assets	$516,062	$498,492

Liabilities:
Borrowings (at fair value pursuant to the fair value option at December 31, 2015 and 2014)	$29,018	$28,770
Other liabilities	13,977	13,475
Total liabilities	42,995	42,245

Stockholders' Equity:
Preferred stock	-	-
Common stock	315	315
Additional paid-in capital	210,652	206,437
Treasury stock, at average cost (2,700,037 shares and 2,126,772 at December 31, 2015 and 2014, respectively)	(48,868)	(37,221)
Retained earnings	316,530	289,623
Accumulated other comprehensive loss, net of taxes	(5,562)	(2,907)
Total equity	473,067	456,247

Total liabilities and equity	$516,062	$498,492

	For the years ended December 31,
Condensed Statements of Income	2015	2014	2013
	(In thousands)
Dividends from the Bank	$26,000	$20,000	$20,000
Interest income	242	512	590
Interest expense	(1,075)	(1,039)	(1,066)
Gain on sale of securities	-	-	17
Net gain (loss) from fair value adjustments	(231)	779	(5,475)
Other operating expenses	(1,298)	(786)	(621)
Income before taxes and equity in undistributed earnings of subsidiary	23,638	19,466	13,445
Income tax benefit	687	668	2,857
Income before equity in undistributed earnings of subsidiary	24,325	20,134	16,302
Equity in undistributed earnings of the Bank	21,884	24,105	21,450
Net income	46,209	44,239	37,752
Other comprehensive (loss) income, net of tax	(2,655)	8,468	(23,512)
Comprehensive income	$43,554	$52,707	$14,240

	For the years ended December 31,
Condensed Statements of Cash Flows	2015	2014	2013
	(In thousands)
Operating activities:
Net income	$46,209	$44,239	$37,752
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(21,884)	(24,105)	(21,450)
Net gain on sale of securities	-	-	(17)
Deferred income tax (benefit) provision	575	17	(2,348)
Fair value adjustments for financial assets and financial liabilities	231	(779)	5,475
Stock based compensation expense	4,676	4,246	3,068
Net change in operating assets and liabilities	2,174	2,088	1,746
Net cash provided by operating activities	31,981	25,706	24,226

Investing activities:
Purchases of securities available for sale	-	(22)	(23)
Proceeds from sales and calls of securities available for sale	-	1,699	517
Net cash provided by investing activities	-	1,677	494

Financing activities:
Purchase of treasury stock	(15,605)	(18,872)	(14,151)
Cash dividends paid	(18,616)	(17,852)	(15,618)
Stock options exercised	145	565	533
Net cash used in financing activities	(34,076)	(36,159)	(29,236)

Net decrease in cash and cash equivalents	(2,095)	(8,776)	(4,516)
Cash and cash equivalents, beginning of year	7,749	16,525	21,041
Cash and cash equivalents, end of year	$5,654	$7,749	$16,525

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flushing Financial Corporation

Uniondale, New York

We have audited the accompanying consolidated statement of financial condition of Flushing Financial Corporation and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 15, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Flushing Financial Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flushing Financial Corporation

Uniondale, New York

We have audited Flushing Financial Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 15, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on those criteria issued by COSO.

BDO USA, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in its report which appears on page 149.

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

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: https://www.snl.com/Cache/1500076553.PDF?Y=&O=PDF&D=&FID=1500076553&T=&IID=102398 Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2015 and 2014
•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2015
•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2015
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015
•	Notes to Consolidated Financial Statements
•	Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (15)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (18)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (11)
4.2	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation’s total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (16)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (16)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (16)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (16)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (16)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (16)
10.7*	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective January 1, 2016) (filed herewith)
10.8*	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of January 1, 2016) (filed herewith)
10.9*	Employee Severance Compensation Plan of Flushing Bank (Amended and Restated as of January 1, 2016) (filed herewith)
10.10*	Amended and Restated Outside Director Retirement Plan (10)
10.11*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.12*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (19)
10.13*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.14*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.15*	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (3)
10.17*	Guarantee by Flushing Financial Corporation (1)
10.18*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.19*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.20*	Form of Outside Director Restricted Stock Award Letter (9)
10.21*	Form of Outside Director Restricted Stock Unit Award Letter (filed herewith)
10.22*	Form of Outside Director Stock Option Grant Letter (9)
10.23*	Form of Employee Restricted Stock Award Letter (9)
10.24*	Form of Employee Restricted Stock Unit Grant Letter Agreement (filed herewith)
10.25*	Form of Employee Stock Option Award Letter (9)
10.26*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (13)
10.27*	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (14)
10.28*	Annual Incentive Plan for Executives and Senior Officers (15)
10.29*	Form of Amendment to Employee Stock Option Award Letter (17)

10.30*	Form of Amendment to Director Stock Option Award Letter (17)
10.31	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (18)
10.32*	Flushing Financial Corporation 2014 Omnibus Incentive Plan (18)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

* Indicates compensatory plan or arrangement.

______________________________

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(11)	Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(13)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(14)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(16)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(17)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2012.
(18)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2014.
(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 15, 2016.

FLUSHING FINANCIAL CORPORATION

By	/S/JOHN R. BURAN
John R. Buran
President and CEO

POWER OF ATTORNEY

We, the undersigned directors and officers of Flushing Financial Corporation (the “Company”) hereby severally constitute and appoint John R. Buran and Susan K. Cullen as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said John R. Buran or Susan K. Cullen may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said John R. Buran or Susan K. Cullen shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 8, 2016
John R. Buran

/S/JOHN E. ROE, SR.	Director, Chairman	March 8, 2016
John E. Roe, Sr.

/S/SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	March 8, 2016
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	March 8, 2016
James D. Bennett

/S/STEVEN J. D'IORIO	Director	March 8, 2016
Steven J. D'Iorio

/S/LOUIS C. GRASSI	Director	March 8, 2016
Louis C. Grassi

/S/SAM S. HAN	Director	March 8, 2016
Sam S. Han

/S/MICHAEL J. HEGARTY	Director	March 8, 2016
Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 8, 2016
John J. McCabe

/S/ALFRED A. DELLIBOVI	Director	March 8, 2016
Alfred A. DelliBovi

/S/DONNA M. O'BRIEN	Director	March 8, 2016
Donna M. O'Brien

/S/MICHAEL J. RUSSO	Director	March 8, 2016
Michael J. Russo

/S/THOMAS S. GULOTTA	Director	March 8, 2016
Thomas S. Gulotta

/S/CAREN C. YOH	Director	March 8, 2016
Caren C. Yoh