Form 10-Q
period 2016-03-31
FLUSHING FINANCIAL CORP
filed 2016-05-06
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2016 was 28,969,566.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$51,417	$42,363
Securities held-to-maturity:
Other securities (none pledged) (fair value of $7,885 and $6,180 at March 31, 2016 and December 31, 2015, respectively)	7,885	6,180
Securities available for sale:
Mortgage-backed securities (including assets pledged of $523,749 and $496,121 at March 31, 2016 and December 31, 2015, respectively; $2,403 and $2,527 at fair value pursuant to the fair value option at March 31, 2016 and December 31, 2015, respectively.)	668,412	668,740
Other securities (including assets pledged of $74,885 and none at March 31, 2016 and December 31, 2015, respectively; $28,361 and $28,205 at fair value pursuant to the fair value option at March 31, 2016 and December 31, 2015, respectively)	372,851	324,657
Loans:
Multi-family residential	2,039,794	2,055,228
Commercial real estate	1,058,028	1,001,236
One-to-four family ― mixed-use property	571,846	573,043
One-to-four family ― residential	191,158	187,838
Co-operative apartments	8,182	8,285
Construction	7,472	7,284
Small Business Administration	14,701	12,194
Taxi medallion	20,757	20,881
Commercial business and other	531,322	506,622
Net unamortized premiums and unearned loan fees	15,281	15,368
Allowance for loan losses	(21,993)	(21,535)
Net loans	4,436,548	4,366,444
Interest and dividends receivable	19,369	18,937
Bank premises and equipment, net	25,130	25,622
Federal Home Loan Bank of New York stock	53,368	56,066
Bank owned life insurance	114,405	115,536
Goodwill	16,127	16,127
Other assets	47,555	63,962
Total assets	$5,813,067	$5,704,634
LIABILITIES
Due to depositors:
Non-interest bearing	$280,450	$269,469
Interest-bearing:
Certificate of deposit accounts	1,362,062	1,403,302
Savings accounts	268,057	261,748
Money market accounts	485,774	472,489
NOW accounts	1,610,932	1,448,695
Total interest-bearing deposits	3,726,825	3,586,234
Mortgagors' escrow deposits	56,612	36,844
Borrowed funds ($27,977 and $29,018 at fair value pursuant to the fair value option at March 31, 2016 and December 31, 2015, respectively)	1,074,789	1,155,676
Securities sold under agreements to repurchase	116,000	116,000
Other liabilities	70,612	67,344
Total liabilities	5,325,288	5,231,567
Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2016 and December 31, 2015; 28,986,566 shares and 28,830,558 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	315	315
Additional paid-in capital	211,735	210,652
Treasury stock, at average cost (2,544,029 shares and 2,700,037 shares at March 31, 2016 and December 31, 2015, respectively)	(46,307)	(48,868)
Retained earnings	320,725	316,530
Accumulated other comprehensive income (loss), net of taxes	1,311	(5,562)
Total stockholders' equity	487,779	473,067
Total liabilities and stockholders' equity	$5,813,067	$5,704,634

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest and dividend income
Interest and fees on loans	$47,558	$43,534
Interest and dividends on securities:
Interest	6,592	5,870
Dividends	119	118
Other interest income	94	21
Total interest and dividend income	54,363	49,543
Interest expense
Deposits	7,973	7,458
Other interest expense	5,257	4,531
Total interest expense	13,230	11,989
Net interest income	41,133	37,554
Benefit for loan losses	-	(734)
Net interest income after benefit for loan losses	41,133	38,288
Non-interest income
Banking services fee income	976	884
Net gain on sale of loans	341	2
Net loss from fair value adjustments	(987)	(595)
Federal Home Loan Bank of New York stock dividends	623	518
Gain from life insurance proceeds	411	-
Bank owned life insurance	695	717
Other income	481	404
Total non-interest income	2,540	1,930
Non-interest expense
Salaries and employee benefits	16,261	14,666
Occupancy and equipment	2,370	2,713
Professional services	2,150	1,779
FDIC deposit insurance	904	749
Data processing	1,091	1,075
Depreciation and amortization	1,032	668
Other real estate owned/foreclosure expense	153	520
Other operating expenses	4,536	3,769
Total non-interest expense	28,497	25,939
Income before income taxes	15,176	14,279
Provision for income taxes
Federal	4,747	4,252
State and local	868	1,294
Total taxes	5,615	5,546
Net income	$9,561	$8,733
Basic earnings per common share	$0.33	$0.30
Diluted earnings per common share	$0.33	$0.30
Dividends per common share	$0.17	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended March 31,
(In thousands)	2016	2015

Net income	$9,561	$8,733

Other comprehensive income, net of tax:
Amortization of actuarial losses, net of taxes of ($83) and ($133) for the three months ended March 31, 2016 and 2015, respectively	109	174
Amortization of prior service credits, net of taxes of $5 and $5 for the three months ended March 31, 2016 and 2015, respectively	(6)	(6)
Net unrealized gains on securities, net of taxes of ($5,028) and ($3,293) for the three months ended March 31, 2016 and 2015, respectively	6,770	4,332

Total other comprehensive income, net of tax	6,873	4,500

Comprehensive income	$16,434	$13,233

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,561	$8,733
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for loan losses	-	(734)
Depreciation and amortization of bank premises and equipment	1,032	668
Amortization of premium, net of accretion of discount	2,189	2,143
Net loss from fair value adjustments	987	595
Net gain from sale of loans	(341)	(2)
Income from bank owned life insurance	(695)	(717)
Gain from life insurance proceeds	(411)	-
Stock-based compensation expense	2,989	2,778
Deferred compensation	(1,774)	(1,392)
Excess tax benefit from stock-based payment arrangements	(303)	(318)
Deferred income tax provision	1,570	1,925
Decrease in other liabilities	(2,006)	(4,403)
Decrease in other assets	3,798	3,336
Net cash provided by operating activities	16,596	12,612

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(540)	(5,229)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	2,698	(3,564)
Purchases of securities held-to-maturity	(2,330)	-
Proceeds from maturities of securities held-to-maturity	2,000	-
Purchases of securities available for sale	(58,472)	(48,962)
Proceeds from maturities and prepayments of securities available for sale	21,316	31,019
Proceeds from bank owned life insurance	2,237	-
Net originations of loans	(53,836)	(59,071)
Purchases of loans	(12,000)	(111,296)
Proceeds from sale of real estate owned	853	1,594
Proceeds from sale of loans	5,915	1,522
Net cash used in investing activities	(92,159)	(193,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	10,981	(5,750)
Net increase in interest-bearing deposits	140,370	84,816
Net increase in mortgagors' escrow deposits	19,768	18,222
Net proceeds (repayments) from short-term borrowed funds	(90,000)	41,500
Proceeds from long-term borrowings	81,758	47,706
Repayment of long-term borrowings	(71,727)	(10,000)
Purchases of treasury stock	(1,885)	(3,876)
Excess tax benefit from stock-based payment arrangements	303	318
Proceeds from issuance of common stock upon exercise of stock options	19	-
Cash dividends paid	(4,970)	(4,722)
Net cash provided by financing activities	84,617	168,214

Net increase (decrease) in cash and cash equivalents	9,054	(13,161)
Cash and cash equivalents, beginning of period	42,363	34,265
Cash and cash equivalents, end of period	$51,417	$21,104

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$12,921	$11,948
Income taxes paid	1,000	1,596
Taxes paid if excess tax benefits were not tax deductible	1,303	1,914
Non-cash activities:
Securities purchased not yet settled	1,375	9,877
Loans transferred to Other Real Estate Owned	533	483
Loans provided for the sale of Other Real Estate Owned	-	175

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2016 and 2015

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$473,067	$315	$210,652	$316,530	$(48,868)	$(5,562)
Net Income	9,561	-	-	9,561	-	-
Award of common shares released from Employee Benefit Trust (129,831 shares)	1,851	-	1,851	-	-	-
Vesting of restricted stock unit awards (245,111 shares)	-	-	(4,047)	(396)	4,443	-
Exercise of stock options (18,200 shares)	19	-	16	-	3	-
Stock-based compensation expense	2,960	-	2,960	-	-	-
Stock-based income tax benefit	303	-	303	-	-	-
Purchase of treasury shares (15,300 shares)	(303)	-	-	-	(303)	-
Repurchase of shares to satisfy tax obligation (76,656 shares)	(1,582)	-	-	-	(1,582)	-
Dividends on common stock ($0.17 per share)	(4,970)	-	-	(4,970)	-	-
Other comprehensive income	6,873	-	-	-	-	6,873
Balance at March 31, 2016	$487,779	$315	$211,735	$320,725	$(46,307)	$1,311

Balance at December 31, 2014	$456,247	$315	$206,437	$289,623	$(37,221)	$(2,907)
Net Income	8,733	-	-	8,733	-	-
Award of common shares released from Employee Benefit Trust (136,114 shares)	1,917	-	1,917	-	-	-
Vesting of restricted stock unit awards (204,110 shares)	-	-	(3,074)	(503)	3,577	-
Exercise of stock options (1,100 shares)	-	-	1	-	(1)	-
Stock-based compensation expense	2,769	-	2,769	-	-	-
Stock-based income tax benefit	318	-	318	-	-	-
Purchase of treasury shares (142,315 shares)	(2,766)	-	-	-	(2,766)	-
Repurchase of shares to satisfy tax obligation (58,461 shares)	(1,110)	-	-	-	(1,110)	-
Dividends on common stock ($0.16 per share)	(4,722)	-	-	(4,722)	-	-
Other comprehensive income	4,500	-	-	-	-	4,500
Balance at March 31, 2015	$465,886	$315	$208,368	$293,131	$(37,521)	$1,593

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses (“ALLL”), the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, the fair value of financial instruments including the evaluation of other-than-temporary impairment (“OTTI”) on securities. Actual results could differ from these estimates.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Net income, as reported	$9,561	$8,733
Divided by:
Weighted average common shares outstanding	29,097	29,397
Weighted average common stock equivalents	14	22
Total weighted average common shares outstanding and common stock equivalents	29,111	29,419
Basic earnings per common share	$0.33	$0.30
Diluted earnings per common share (1)	$0.33	$0.30
Dividend payout ratio	51.5%	53.3%

(1)	For the three months ended March 31, 2016 and 2015, there were no stock options that were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at March 31, 2016 and December 31, 2015. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$7,885	$7,885	$-	$-

Total	$7,885	$7,885	$-	$-

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$6,180	$6,180	$-	$-

Total	$6,180	$6,180	$-	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$115,993	$111,399	$592	$5,186
Municipals	127,023	131,869	4,846	-
Mutual funds	21,507	21,507	-	-
Collateralized loan obligations	101,613	100,926	33	720
Other	7,154	7,150	-	4
Total other securities	373,290	372,851	5,471	5,910
REMIC and CMO	462,677	470,194	8,107	590
GNMA	10,832	11,122	325	35
FNMA	167,229	170,511	3,543	261
FHLMC	16,351	16,585	234	-
Total mortgage-backed securities	657,089	668,412	12,209	886
Total securities available for sale	$1,030,379	$1,041,263	$17,680	$6,796

Mortgage-backed securities shown in the table above includes one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with amortized cost and market value of $7.6 million at March 31, 2016.

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

Mortgage-backed securities shown in the table above includes one private issue CMO that is collateralized by commercial real estate mortgages with an amortized cost and market value of $7.7 million at December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at March 31, 2016, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$6,845	$6,845
Due after one year through five years	1,040	1,040

Total securities held-to-maturity	$7,885	$7,885

The amortized cost and fair value of the Company’s securities, classified as available for sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$5,993	$6,003
Due after one year through five years	1,825	1,855
Due after five years through ten years	74,821	74,261
Due after ten years	269,144	269,225

Total other securities	351,783	351,344
Mutual funds	21,507	21,507
Mortgage-backed securities	657,089	668,412

Total securities available for sale	$1,030,379	$1,041,263

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016:

		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Corporate	11	$74,813	$5,186	$56,128	$3,871	$18,685	$1,315
Collateralized loan obligations	9	72,328	720	72,328	720	-	-
Other	1	296	4	-	-	296	4
Total other securities	21	147,437	5,910	128,456	4,591	18,981	1,319

REMIC and CMO	10	49,379	590	13,733	60	35,646	530
GNMA	1	6,786	35	-	-	6,786	35
FNMA	4	26,415	261	-	-	26,415	261
Total mortgage-backed securities	15	82,580	886	13,733	60	68,847	826
Total securities available for sale	36	$230,017	$6,796	$142,189	$4,651	$87,828	$2,145

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015:

		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Corporate	12	$85,563	$4,436	$76,218	$3,782	$9,345	$654
Collateralized loan obligations	7	52,898	327	52,898	327	-	-
Other	1	298	2	-	-	298	2
Total other securities	20	138,759	4,765	129,116	4,109	9,643	656

REMIC and CMO	33	238,132	3,147	182,010	1,642	56,122	1,505
GNMA	1	6,977	139	6,977	139	-	-
FNMA	20	102,225	1,762	75,769	1,043	26,456	719
FHLMC	3	14,715	99	14,715	99	-	-
Total mortgage-backed securities	57	362,049	5,147	279,471	2,923	82,578	2,224
Total securities available for sale	77	$500,808	$9,912	$408,587	$7,032	$92,221	$2,880

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

The Company reviewed each investment that had an unrealized loss at March 31, 2016 and December 31, 2015. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.

The unrealized losses in total securities available for sale at March 31, 2016 and December 31, 2015 were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015.

We did not sell any securities during the three months ended March 31, 2016 and 2015.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s lenders, collection policies and experience, internal loan review function and other external factors. The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired loans. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals are obtained and/or updated internal evaluations are prepared as soon as practical, and before the loan becomes 90 days delinquent. The loan balances of collateral dependent impaired loans are compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. The balance which exceeds fair value is generally charged-off. In addition, taxi medallion loans on accrual status with a loan-to-value greater than 100% are classified as impaired and allocated a portion of the ALLL in the amount of the excess of the loan-to-value over the loan’s principal balance. The 85% is based on the actual net proceeds the Bank has received from the sale of other real estate owned (“OREO”) as a percentage of OREO’s appraised value.

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

As of March 31, 2016, we utilized recent third party appraisals of the collateral to measure impairment for $27.3 million, or 80.8%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $6.5 million, or 19.2%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At March 31, 2016, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The Company did not modify and classify any loans as TDR during the three months ended March 31, 2016.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,611	9	$2,626
Commercial real estate	3	2,358	3	2,371
One-to-four family - mixed-use property	6	2,042	6	2,052
One-to-four family - residential	1	341	1	343
Small business administration	1	32	1	34
Commercial business and other	4	2,038	4	2,083

Total performing troubled debt restructured	24	$9,422	24	$9,509

During the three months ended March 31, 2016 and 2015, there were no TDR loans transferred to non-performing status.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$385	1	$391

Total troubled debt restructurings that subsequently defaulted	1	$385	1	391

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	March 31, 2016	December 31, 2015

Loans ninety days or more past due and still accruing:
Multi-family residential	$792	$233
Commercial real estate	1,083	1,183
One-to-four family - mixed-use property	743	611
One-to-four family - residential	13	13
Construction	570	1,000
Commercial Business and other	-	220
Total	3,201	3,260

Non-accrual mortgage loans:
Multi-family residential	3,518	3,561
Commercial real estate	3,295	2,398
One-to-four family - mixed-use property	5,519	5,952
One-to-four family - residential	8,861	10,120
Total	21,193	22,031

Non-accrual non-mortgage loans:
Small business administration	201	218
Taxi Medallion	196	-
Commercial business and other	511	568
Total	908	786

Total non-accrual loans	22,101	22,817

Total non-accrual loans and loans ninety days or more past due and still accruing	$25,302	$26,077

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended March 31,
	2016	2015
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$540	$691
Less: Interest income included in the results of operations	123	148
Total foregone interest	$417	$543

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show an age analysis of our recorded investment in loans, including performing loans past maturity, at the periods indicated:

	March 31, 2016
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$6,644	$445	$4,310	$11,399	$2,028,395	$2,039,794
Commercial real estate	767	381	4,378	5,526	1,052,502	1,058,028
One-to-four family - mixed-use property	8,961	326	6,262	15,549	556,297	571,846
One-to-four family - residential	2,711	276	8,677	11,664	179,494	191,158
Co-operative apartments	-	-	-	-	8,182	8,182
Construction loans	-	-	570	570	6,902	7,472
Small Business Administration	37	-	201	238	14,463	14,701
Taxi medallion	860	-	196	1,056	19,701	20,757
Commercial business and other	-	1	353	354	530,968	531,322
Total	$19,980	$1,429	$24,947	$46,356	$4,396,904	$4,443,260

	December 31, 2015
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$9,421	$804	$3,794	$14,019	$2,041,209	$2,055,228
Commercial real estate	2,820	153	3,580	6,553	994,683	1,001,236
One-to-four family - mixed-use property	8,630	1,258	6,563	16,451	556,592	573,043
One-to-four family - residential	4,261	154	10,134	14,549	173,289	187,838
Co-operative apartments	-	-	-	-	8,285	8,285
Construction loans	-	-	1,000	1,000	6,284	7,284
Small Business Administration	42	-	218	260	11,934	12,194
Taxi medallion	-	-	-	-	20,881	20,881
Commercial business and other	-	2	228	230	506,392	506,622
Total	$25,174	$2,371	$25,517	$53,062	$4,319,549	$4,372,611

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

March 31, 2016
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(42)	-	(14)	(66)	-	-	-	(25)	-	(147)
Recoveries	13	-	187	365	-	31	-	9	-	605
Provision	(391)	(38)	(893)	(484)	5	(24)	(8)	138	1,695	-
Ending balance	$6,298	$4,201	$3,507	$1,042	$55	$269	$335	$4,591	$1,695	$21,993
Ending balance: individually evaluated for impairment	$247	$171	$491	$50	$-	$47	$325	$108	$-	$1,439
Ending balance: collectively evaluated for impairment	$6,051	$4,030	$3,016	$992	$55	$222	$10	$4,483	$1,695	$20,554

March 31, 2015
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$42	$279	$11	$4,205	$25,096
Charge-off's	(97)	(18)	(78)	(153)	-	-	-	(51)	(397)
Recoveries	23	72	3	-	-	20	-	8	126
Provision (benefit)	(124)	(354)	(336)	(72)	(19)	(33)	-	204	(734)
Ending balance	$8,629	$3,902	$5,429	$1,465	$23	$266	$11	$4,366	$24,091
Ending balance: individually evaluated for impairment	$267	$19	$566	$54	$-	$-	$-	$139	$1,045
Ending balance: collectively evaluated for impairment	$8,362	$3,883	$4,863	$1,411	$23	$266	$11	$4,227	$23,046

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

At March 31, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$2,039,794	$1,058,028	$571,846	$191,158	$8,182	$7,472	$14,701	$20,757	$531,322	$4,443,260
Ending balance: individually evaluated for impairment	$8,402	$7,560	$11,485	$11,305	$-	$570	$402	$2,110	$4,366	$46,200

Ending balance: collectively evaluated for impairment	$2,031,392	$1,050,468	$560,361	$179,853	$8,182	$6,902	$14,299	$18,647	$526,956	$4,397,060

At December 31, 2015
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$2,055,228	$1,001,236	$573,043	$187,838	$8,285	$7,284	$12,194	$20,881	$506,622	$4,372,611
Ending balance: individually evaluated for impairment	$8,047	$6,183	$12,828	$12,598	$-	$1,000	$310	$2,118	$4,716	$47,800

Ending balance: collectively evaluated for impairment	$2,047,181	$995,053	$560,215	$175,240	$8,285	$6,284	$11,884	$18,763	$501,906	$4,324,811

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$6,108	$6,818	$-	$5,742	$6,410	$-
Commercial real estate	5,202	5,259	-	3,812	3,869	-
One-to-four family mixed-use property	8,754	9,698	-	10,082	11,335	-
One-to-four family residential	10,964	12,558	-	12,255	14,345	-
Co-operative apartments	-	-	-	-	-	-
Construction	570	570	-	1,000	1,000	-
Non-mortgage loans:
Small Business Administration	252	252	-	276	276	-
Taxi Medallion	-	-	-	-	-	-
Commercial Business and other	2,374	2,744	-	2,682	5,347	-

Total loans with no related allowance recorded	34,224	37,899	-	35,849	42,582	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,294	2,294	247	2,305	2,305	252
Commercial real estate	2,358	2,358	171	2,371	2,371	180
One-to-four family mixed-use property	2,731	2,731	491	2,746	2,746	502
One-to-four family residential	341	341	50	343	343	51
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	150	150	47	34	34	-
Taxi Medallion	2,110	2,110	325	2,118	2,118	333
Commercial Business and other	1,992	1,992	108	2,034	2,034	112

Total loans with an allowance recorded	11,976	11,976	1,439	11,951	11,951	1,430

Total Impaired Loans:
Total mortgage loans	$39,322	$42,627	$959	$40,656	$44,724	$985

Total non-mortgage loans	$6,878	$7,248	$480	$7,144	$9,809	$445

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the periods indicated:

	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$5,925	$17	$10,905	$56
Commercial real estate	4,507	12	6,567	39
One-to-four family mixed-use property	9,418	33	11,749	57
One-to-four family residential	11,610	27	13,210	25
Co-operative apartments	-	-	-	-
Construction	785	-	-	-
Non-mortgage loans:
Small Business Administration	264	3	159	1
Taxi Medallion	-	-	-	-
Commercial Business and other	2,528	46	4,511	69

Total loans with no related allowance recorded	35,037	138	47,101	247

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,300	29	2,597	32
Commercial real estate	2,365	28	1,458	7
One-to-four family mixed-use property	2,739	38	3,085	42
One-to-four family residential	342	3	353	4
Co-operative apartments	-	-	-	-
Construction	-	-	-	-
Non-mortgage loans:
Small Business Administration	92	2	21	1
Taxi Medallion	2,114	15	-	-
Commercial Business and other	2,013	25	2,660	35

Total loans with an allowance recorded	11,965	140	10,174	121

Total Impaired Loans:
Total mortgage loans	$39,991	$187	$49,924	$262

Total non-mortgage loans	$7,011	$91	$7,351	$106

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previous mentioned categories then the loan would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	March 31, 2016
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$8,505	$5,790	$-	$-	$14,295
Commercial real estate	1,500	5,203	-	-	6,703
One-to-four family - mixed-use property	2,716	9,657	-	-	12,373
One-to-four family - residential	1,538	10,964	-	-	12,502
Co-operative apartments	-	-	-	-	-
Construction loans	-	570	-	-	570
Small Business Administration	504	326	-	-	830
Taxi Medallion	-	2,110	-	-	2,110
Commercial business and other	147	2,803	-	-	2,950
Total loans	$14,910	$37,423	$-	$-	$52,333

	December 31, 2015
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Co-operative apartments	-	-	-	-	-
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	$10,935	$38,943	$-	$-	$49,878

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $164.1 million and $219.6 million, respectively, at March 31, 2016.

6.        Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2016 and December 31, 2015, the Bank did not have any loans held for sale.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended March 31, 2016
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	3	$874	$-	$2
Commercial real estate	2	192	-	-
One-to-four family - mixed-use property	4	1,315	-	21

Total (1)	9	$2,381	$-	$23

1)	The above table does not include the sale of six performing small business administration loans for proceeds totaling $3.5 million during the three months ended March 31, 2016. These loans were sold for a net gain of $0.3 million.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended March 31, 2015
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	2	$836	$-	$2
One-to-four family - mixed-use property	3	686	-	-

Total	5	$1,522	$-	$2

7.    Other Real Estate Owned

The following are changes in OREO during the periods indicated:

	For the three months ended March 31,
	2016	2015
	(In thousands)

Balance at beginning of period	$4,932	$6,326
Acquisitions	533	483
Write-down of carrying value	(47)	-
Sales	(816)	(1,557)

Balance at end of period	$4,602	$5,252

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended March 31,
	2016	2015
	(In thousands)

Gross gains	$37	$216
Gross losses	-	(6)

Total net gain	$37	$210

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. During the three months ended March 31, 2016, we did not foreclose on any consumer mortgages through in-substance repossession. OREO are included in other assets on the Company’s balance sheet. At March 31, 2016, we held two foreclosed residential real estate properties totaling $0.6 million and at December 31, 2015, we held one foreclosed residential real estate property for $0.l million. Included within net loans as of March 31, 2016 and December 31, 2015 was a recorded investment of $13.5 million and $15.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

The following tables shows the type of securities pledged and remaining maturity of repurchase agreements held at the periods indicated:

	At March 31, 2016
	Remaining Contractual Maturity of Agreements
	Less than 1 year	1 year to 3 years	Over 3 years	Total
	(In thousands)
Repurchase agreements:
Mortgage-backed securities	$38,000	$38,000	$40,000	$116,000

Total repurchase agreements	$38,000	$38,000	$40,000	$116,000

	At December 31, 2015
	Remaining Contractual Maturity of Agreements
	Less than 1 year	1 year to 3 years	Over 3 years	Total
	(In thousands)
Repurchase agreements:
Mortgage-backed securities	$38,000	$38,000	$40,000	$116,000

Total repurchase agreements	$38,000	$38,000	$40,000	$116,000

The fair value of the collateral pledged for the repurchase agreements above was $132.3 million and $131.4 million at March 31, 2016 and December 31, 2015, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.    Stock-Based Compensation

For the three months ended March 31, 2016 and 2015, the Company’s net income, as reported, includes $3.0 million and $2.8 million, respectively, of stock-based compensation costs and $1.1 million of income tax benefits related to the stock-based compensation plans in each of the periods.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended March 31, 2016 and 2015, the Company granted 337,175 and 314,520 restricted stock units, respectively. There were no stock options granted during the three months ended March 31, 2016 and 2015.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (the “Prior Plans”). At March 31, 2016, there were 473,040 shares available for delivery in connection with awards under the 2014 Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate at or for the three months ended March 31, 2016:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2015	415,909	$18.10
Granted	337,175	19.85
Vested	(235,335)	18.71
Forfeited	(900)	19.43
Non-vested at March 31, 2016	516,849	$18.97

Vested but unissued at March 31, 2016	280,450	$19.28

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2016, there was $9.1 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of awards vested for the three months ended March 31, 2016 and 2015 were $4.8 million and $4.1 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

The following table summarizes certain information regarding the stock option awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the three months ended March 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2015	109,130	$16.14
Granted	-	-
Exercised	(18,200)	19.03
Forfeited	-	-
Outstanding at March 31, 2016	90,930	$15.56	2.1	$551

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three months ended March 31, 2016 and 2015 are provided in the following table:

	For the three months ended March 31,
(In thousands)	2016	2015
Proceeds from stock options exercised	$19	$-
Fair value of shares received upon exercised of stock options	328	20
Tax (expense) benefit related to stock options exercised	(16)	1
Intrinsic value of stock options exercised	43	2

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2016:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2015	79,440	$21.64
Granted	10,150	19.88
Forfeited	-	-
Distributions	(1,362)	20.28
Outstanding at March 31, 2016	88,228	$21.62
Vested at March 31, 2016	87,826	$21.62

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $29,000 and $9,000 for the three months ended March 31, 2016 and 2015, respectively. The total fair value of the distributions from the Phantom Stock Plan was $28,000 and $8,000 for the three months ended March 31, 2016 and 2015, respectively.

10.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,
(In thousands)	2016	2015

Employee Pension Plan:
Interest cost	$226	$221
Amortization of unrecognized loss	201	291
Expected return on plan assets	(348)	(350)
Net employee pension expense	$79	$162

Outside Director Pension Plan:
Service cost	$11	$11
Interest cost	24	24
Amortization of unrecognized gain	(21)	(14)
Amortization of past service liability	10	10
Net outside director pension expense	$24	$31

Other Postretirement Benefit Plans:
Service cost	$90	$95
Interest cost	80	75
Amortization of unrecognized loss	12	30
Amortization of past service liability	(21)	(21)
Net other postretirement expense	$161	$179

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2015 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2016. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2016, the Company has contributed $36,000 to the Outside Director Pension Plan and $18,000 to the Other Postretirement Benefit Plans. As of March 31, 2016, the Company has not revised its expected contributions for the year ending December 31, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.   Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2016, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.8 million and $28.0 million, respectively. At December 31, 2015, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.7 million and $29.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three months ended March 31, 2016.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(In thousands)	2016	2015	March 31, 2016	March 31, 2015

Mortgage-backed securities	$2,403	$2,527	$5	$(8)
Other securities	28,361	28,205	96	197
Borrowed funds	27,977	29,018	1,054	524
Net gain from fair value adjustments (1)			$1,155	$713

(1)	The net gain from fair value adjustments presented in the above table does not include net losses of $2.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2016 and December 31, 2015. The fair value of borrowed funds includes accrued interest payable of $0.1 million at March 31, 2016 and December 31, 2015.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at March 31, 2016 and December 31, 2015.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2016 and December 31, 2015, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2016 and December 31, 2015, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and a single issuer trust preferred security.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at March 31, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$668,412	$668,740	$-	$-	$668,412	$668,740
Other securities	-	-	365,701	317,445	7,150	7,212	372,851	324,657
Interest rate swaps	-	-	-	48	-	-	-	48

Total assets	$-	$-	$1,034,113	$986,233	$7,150	$7,212	$1,041,263	$993,445

Liabilities:
Borrowings	$-	$-	$-	$-	$27,977	$29,018	$27,977	$29,018
Interest rate swaps	-	-	11,466	4,314	-	-	11,466	4,314

Total liabilities	$-	$-	$11,466	$4,314	$27,977	$29,018	$39,443	$33,332

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended March 31, 2016
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,212	$29,018
Net loss from fair value adjustment of financial assets	(60)	-
Net gain from fair value adjustment of financial liabilities	-	(1,056)
Increase in accrued interest payable	-	15
Change in unrealized gains included in other comprehensive income	(2)	-
Ending balance	$7,150	$27,977

Changes in unrealized gain (loss) held at period end	$(2)	$-

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended March 31, 2015
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$15,519	$7,090	$28,771
Purchases	1,000	-	-
Principal repayments	(55)	-	-
Maturities	(2,000)	-	-
Net gain from fair value adjustment of financial assets	-	94	-
Net gain from fair value adjustment of financial liabilities	-	-	(524)
Decrease in accrued interest payable	-	-	(3)
Change in unrealized gains included in other comprehensive income	-	5	-
Ending balance	$14,464	$7,189	$28,244

Changes in unrealized gain (loss) held at period end	$-	$5	$-

During the three months ended March 31, 2016 and 2015, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,150	Discounted cash flows	Discount rate	7.0%	-	7.12%	7.1%

Liabilities:

Junior subordinated debentures	$27,977	Discounted cash flows	Discount rate		7.0%		7.0%

	December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,212	Discounted cash flows	Discount rate	7.0%	-	7.07%	7.1%

Liabilities:

Junior subordinated debentures	$29,018	Discounted cash flows	Discount rate		7.0%		7.0%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2016 and December 31, 2015, is the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at March 31, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$15,175	$15,360	$15,175	$15,360
Other real estate owned	-	-	-	-	4,602	4,932	4,602	4,932

Total assets	$-	$-	$-	$-	$19,777	$20,292	$19,777	$20,292

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$3,465	Income approach	Capitalization rate	7.3%	to	8.0%	7.6%
			Loss severity discount	14.0%	to	15.0%	14.9%

Impaired loans	$4,985	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	20.0%	-3.3%
			Loss severity discount		15.0%		15.0%

Impaired loans	$6,725	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-3.3%
			Capitalization rate	5.3%	to	9.0%	7.1%
			Loss severity discount	5.2%	to	15.0%	13.8%

Other real estate owned	$3,750	Income approach	Capitalization rate		9.0%		9.0%

Other real estate owned	$852	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-5.0%	to	25.0%	10.9%

	December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$3,878	Income approach	Capitalization rate	7.3%	to	8.5%	7.7%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,555	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	40.0%	-2.2%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,927	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-2.2%
			Capitalization rate	5.3%	to	9.0%	7.0%
			Loss severity discount	5.2%	to	15.0%	13.7%

Other real estate owned	$3,750	Income approach	Capitalization rate		9.0%		9.0%

Other real estate owned	$366	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-5.0%	to	25.0%	12.0%

Other real estate owned	$816	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-10.0%	to	15.0%	2.5%
			Capitalization rate		8.6%		8.6%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

The fair value of each material class of financial instruments at March 31, 2016 and December 31, 2015 and the related methods and assumptions used to estimate fair value are as follows:

Cash and Due from Banks, Overnight Interest-Earning Deposits and Federal Funds Sold:

The fair values of financial instruments that are short-term or reprice frequently and have little or no risk are considered to have a fair value that approximates carrying value.

FHLB-NY stock:

The fair value is based upon the par value of the stock which equals its carrying value.

Securities:

The fair values of securities are contained in Note 4 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. When there is limited activity or less transparency around inputs to the valuation, securities are valued using discounted cash flows.

Loans:

The fair value of loans is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or for collateral dependent loans 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length transaction.

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

At March 31, 2016 and December 31, 2015, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$51,417	$51,417	$51,417	$-	$-
Securities held-to-maturity
Other securities	7,885	7,885	-	-	7,885
Securities available for sale
Mortgage-backed securities	668,412	668,412	-	668,412	-
Other securities	372,851	372,851	-	365,701	7,150
Loans	4,458,541	4,501,190	-	-	4,501,190
FHLB-NY stock	53,368	53,368	-	53,368	-

Total assets	$5,612,474	$5,655,123	$51,417	$1,087,481	$4,516,225

Liabilities:
Deposits	$4,063,887	$4,082,649	$2,701,825	$1,380,824	$-
Borrowings	1,190,789	1,206,237	-	1,178,260	27,977
Interest rate swaps	11,466	11,466	-	11,466	-

Total liabilities	$5,266,142	$5,300,352	$2,701,825	$2,570,550	$27,977

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$42,363	$42,363	$42,363	$-	$-
Securities held-to-maturity
Other securities	6,180	6,180	-	-	6,180
Securities available for sale
Mortgage-backed securities	668,740	668,740	-	668,740	-
Other securities	324,657	324,657	-	317,445	7,212
Loans	4,387,979	4,434,079	-	-	4,434,079
FHLB-NY stock	56,066	56,066	-	56,066	-
Interest rate swaps	48	48	-	48	-

Total assets	$5,486,033	$5,532,133	$42,363	$1,042,299	$4,447,471

Liabilities:
Deposits	$3,892,547	$3,902,888	$2,489,245	$1,413,643	$-
Borrowings	1,271,676	1,279,946	-	1,250,928	29,018
Interest rate swaps	4,314	4,314	-	4,314	-

Total liabilities	$5,168,537	$5,187,148	$2,489,245	$2,668,885	$29,018

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Derivative Financial Instruments

At March 31, 2016 and December 31, 2015, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for two purposes. The first purpose is to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. The second purpose is to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $155.9 million and $146.9 million at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015 derivatives with a combined notional amount of $36.3 million were not designated as hedges. At March 31, 2016 and December 31, 2015 derivatives with a combined notional amount of $137.6 million and $128.5 million were designated as fair value hedges. Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	March 31, 2016		December 31, 2015
	Notional Amount	Net Carrying Value (1)	Notional Amount	Net Carrying Value (1)

Interest rate swaps (hedge)	$-	$-	$28,588	$48
Interest rate swaps (hedge)	137,607	(6,565)	99,955	(1,515)
Interest rate swaps (non-hedge)	36,321	(4,901)	36,321	(2,799)
Total derivatives	$173,928	$(11,466)	$164,864	$(4,266)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition. There were no unrealized losses at March 31, 2016 and December 31, 2015.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2016	2015

Financial Derivatives:
Interest rate swaps (non-hedge)	$(2,102)	$(1,254)
Interest rate swaps (hedge)	(40)	(54)
Net loss (1)	$(2,142)	$(1,308)

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

During the three months ended March 31, 2016 and 2015, the Company did not record any hedge ineffectiveness.

The Company’s interest rate swaps are subject to master netting arrangements and are all with the same counterparty. The Company has not made a policy election to offset its derivative positions.

The Company did not have derivative assets presented in the Consolidated Statements of Condition at March 31, 2016.

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

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2016
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$11,466	$-	$11,466	$-	$11,466	$-

	December 31, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$4,314	$-	$4,314	$48	$4,266	$-

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

Income tax provisions are summarized as follows:

	For the three months ended March 31,
(In thousands)	2016	2015

Federal:
Current	$3,660	$2,914
Deferred	1,087	1,338
Total federal tax provision	4,747	4,252
State and Local:
Current	385	707
Deferred	483	587
Total state and local tax provision	868	1,294
Total income tax provision	$5,615	$5,546

The effective tax rate was 37.0% and 38.8% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate reflects the greater impact that preferential tax items had on the Company’s tax liability during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and changes in New York City tax law signed into law on April 13, 2015.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended March 31,
(Dollars in thousands)	2016		2015

Taxes at federal statutory rate	$5,312	35.0%	$4,998	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	564	3.7	841	5.9
Other	(261)	(1.7)	(293)	(2.1)
Taxes at effective rate	$5,615	37.0%	$5,546	38.8%

The Company has recorded a deferred tax asset of $31.3 million at March 31, 2016, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $23.5 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at March 31, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14. Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended March 31, 2016:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income before reclassifications, net of tax	6,770	-	$6,770

Amounts reclassified from accumulated other comprehensive income, net of tax	-	103	103

Net current period other comprehensive income, net of tax	6,770	103	6,873

Ending balance, net of tax	$6,249	$(4,938)	$1,311

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended March 31, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income before reclassifications, net of tax	4,332	-	$4,332

Amounts reclassified from accumulated other comprehensive income, net of tax	-	168	168

Net current period other comprehensive income, net of tax	4,332	168	4,500

Ending balance, net of tax	$7,724	$(6,131)	$1,593

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income by component for the periods indicated:

For the three months ended March 31, 2016

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(192	) (1)	Other expense
Prior service credits	11	(1)	Other expense
	(181)		Total before tax
	78		Tax benefit
	$(103)		Net of tax

For the three months ended March 31, 2015

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(307	) (1)	Other expense
Prior service credits	11	(1)	Other expense
	(296)		Total before tax
	128		Tax benefit
	$(168)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

15.    Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of March 31, 2016, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at March 31, 2016 was 5.1%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2016		December 31, 2015
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$498,308	8.65%	$494,690	8.89%
Requirement to be well capitalized	288,017	5.00	278,175	5.00
Excess	210,291	3.65	216,515	3.89

Common Equity Tier I risk-based capital:
Capital level	$498,308	12.51%	$494,690	12.62
Requirement to be well capitalized	258,947	6.50	254,768	6.50
Excess	239,361	6.01	239,922	6.12

Tier 1 risk-based capital:
Capital level	$498,308	12.51%	$494,690	12.62%
Requirement to be well capitalized	318,703	8.00	313,560	8.00
Excess	179,605	4.51	181,130	4.62

Total risk-based capital:
Capital level	$520,300	13.06%	$516,226	13.17%
Requirement to be well capitalized	398,379	10.00	391,950	10.00
Excess	121,921	3.06	124,276	3.17

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2016, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at March 31, 2016 was 5.1%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2016		December 31, 2015
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$497,698	8.65%	$490,919	8.84%
Requirement to be well capitalized	287,543	5.00	277,611	5.00
Excess	210,155	3.65	213,308	3.84

Common Equity Tier I risk-based capital:
Capital level	$470,685	11.84%	$462,883	11.83
Requirement to be well capitalized	258,443	6.50	254,335	6.50
Excess	212,242	5.34	208,548	5.33

Tier 1 risk-based capital:
Capital level	$497,698	12.52%	$490,919	12.55%
Requirement to be well capitalized	318,084	8.00	313,028	8.00
Excess	179,614	4.52	177,891	4.55

Total risk-based capital:
Capital level	$519,691	13.07%	$512,454	13.10%
Requirement to be well capitalized	397,605	10.00	391,285	10.00
Excess	122,086	3.07	121,169	3.10

16.     New Authoritative Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an additional paid in capital pool. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

In January 2016, FASB issued ASU No. 2016-01 “Financial Instruments” which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for the changes that affect the Company. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Bank. In 2013, the Bank’s charter was changed to a full-service New York State chartered commercial bank, and its name was changed to Flushing Bank. As a result of the Bank’s change in charter to a full-service New York State chartered commercial bank, the Bank’s primary regulator became the New York State Department of Financial Services, and its primary federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

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

The first quarter of 2016 continued the trend of improving credit quality, as we continued to see improvements in non-performing assets. Non-performing assets were $29.9 million at March 31, 2016, which was a decrease of $1.1 million, or 3.6%, from December 31, 2015. Non-accrual loans decreased $0.7 million, or 3.1%, during the first quarter to $22.1 million, and are at their lowest level since the third quarter of 2008. During the first quarter of 2016 we sold nine delinquent loans for proceeds totaling $2.4 million, realizing a gain on sale of $23,000. Net recoveries for the three months ended March 31, 2016 were $0.5 million. Our strong underwriting standards coupled with our practice of obtaining updated appraisals and recording charge-offs, when necessary, has resulted in a 40.6% average loan-to-value ratio on our collateral dependent loans reviewed for impairment at March 31, 2016.

Net loans increased $70.1 million, or 1.6%, during the first quarter of 2016. Loan originations and purchases for the three months ended March 31, 2016 totaled $229.2 million. The quarter included the purchase of $12.0 million in commercial business loans, at a yield of 3.63%. During the three months ended March 31, 2016, originations and purchases were primarily multi-family real estate, commercial real estate and commercial business loans as originations and purchases of these loan types accounted for 84.5% of the quarter’s originations. The weighted average yield on loan originations and purchases increased to 3.77% for the first quarter of 2016 from 3.68% and 3.55% for the quarters ended December 31, 2015 and March 31, 2015, respectively. Loan applications in process increased 32.1% during the three months ended March 31, 2016 to $436.5 million from $330.5 million at December 31, 2015.

Our net interest margin for the first quarter of 2016 was 3.00%, an increase of two basis points from the trailing quarter. Included in net interest income are prepayment penalties and interest recovered from non-accrual loans. The first quarter of 2016 had an elevated level of prepayment penalty income, while interest recovered from non-accrual loans was slightly above in the trailing quarter. Absent these two items in both periods, the net interest margin would have decreased by one basis point to 2.83% for the first quarter of 2016 from 2.84% for the fourth quarter of 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

At March 31, 2016, the Bank was considered to be well-capitalized under all regulatory requirements, with Tier 1 leverage, Common Equity Tier 1, Tier 1 Risk-based, and Total Risk-based capital ratios of 8.65%, 12.51%, 12.51% and 13.06%, respectively. The Company also is subject to the same regulatory requirements. At March 31, 2016, the Company’s capital ratios for Tier 1 leverage, Common Equity Tier 1, Tier 1 Risk-based, and Total Risk-based capital ratios were 8.65%, 11.84%, 12.52% and 13.07%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

General. Net income for the three months ended March 31, 2016 was $9.6 million, an increase of $0.8 million, or 9.5%, compared to $8.7 million for the three months ended March 31, 2015. Diluted earnings per common share were $0.33 for the three months ended March 31, 2016, an increase of $0.03, or 10.0%, from $0.30 for the three months ended March 31, 2015.

Return on average equity increased to 8.0% for the three months ended March 31, 2016 from 7.6% for the three months ended March 31, 2015. Return on average assets was 0.7% for both the three months ended March 31, 2016 and 2015.

Interest Income. Total interest and dividend income increased $4.8 million, or 9.7%, to $54.4 million for the three months ended March 31, 2016 from $49.5 million for the three months ended March 31, 2015. The increase in interest income was primarily attributable to an increase of $629.1 million in the average balance of interest-earning assets to $5,490.7 million for the three months ended March 31, 2016 from $4,861.6 million for the comparable prior year period, partially offset by a decrease of 12 basis points in the yield of interest-earning assets to 3.96% for the three months ended March 31, 2016 from 4.08% in the comparable prior year period. The decline in the yield on interest-earning assets of 12 basis points was primarily due to a 20 basis point reduction in the yield of total loans, net to 4.33% for the three months ended March 31, 2016 from 4.53% for the three months ended March 31, 2015. The yield on interest-earning assets was positively impacted by an increase of $541.6 million in the average balance of higher yielding total loans, net to $4,389.3 million for the three months ended March 31, 2016 from $3,847.7 million for the comparable prior year period. Additionally, the yield on the securities portfolio increased 17 basis points to 2.64% for three months ended March 31, 2016, from 2.47% for the comparable prior year period. The 20 basis point decrease in the yield on the total loans, net was primarily due to the decline in the rates earned on new loan originations and purchases, as compared to the existing portfolio, loans modifying to lower rates, and higher yielding loans prepaying. The 17 basis point increase in the yield on the securities portfolio was primarily due to the current year including $62.1 million in purchases at an average yield of 2.88%. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased 21 basis points to 4.13% for the three months ended March 31, 2016 from 4.34% for the three months ended March 31, 2015.

Interest Expense. Interest expense increased $1.2 million, or 10.4%, to $13.2 million for the three months ended March 31, 2016 from $12.0 million for the three months ended March 31, 2015. The increase in interest expense was primarily due to an increase of $569.7 million in the average balance of interest-bearing liabilities to $4,959.6 million for the three months ended March 31, 2016, from $4,389.8 million for the comparable prior year period, partially offset by a decrease of two basis points in the cost of interest-bearing liabilities to 1.07% for the three months ended March 31, 2016 from 1.09% for the comparable prior year period. The decline in the cost of interest-bearing liabilities of two basis points was primarily due to a decrease of 19 basis points in the cost of certificates of deposit. The decrease in the cost of certificates of deposit was primarily due to maturing issuances being replaced at lower rates. This decrease was partially offset by increases of 20 basis points, five basis points, four basis points and four basis points in the cost of money market, savings, NOW accounts and borrowed funds, respectively, for the three months ended March 31, 2016 from the comparable prior year period. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of savings accounts increased as we increased the rate we pay on some of our savings products to attract additional deposits. The cost of NOW accounts increased primarily due to an increase in the rate we pay on our premium checking product. The cost of borrowed funds increased due to maturing issuances being replaced at higher rates, as we look to extend the term of our borrowings. Additionally, the cost of interest-bearing liabilities was reduced by an increase in the average balance of lower costing core deposits during the three months ended March 31, 2016 to $2,342.1 million from $2,022.3 million for the comparable prior year period, partially offset by increases of $141.4 million and $106.4 million in the average balance of higher costing borrowed funds and certificates of deposit, respectively, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. For the three months ended March 31, 2016, net interest income was $41.1 million, an increase of $3.6 million, or 9.5%, from $37.6 million for the three months ended March 31, 2015. The increase in net interest income was primarily due to an increase of $629.1 million in the average balance of interest-earning assets to $5,490.7 million for the three months ended March 31, 2016 from $4,861.6 million for the comparable prior year period. The yield earned on interest-earning assets decreased 12 basis points to 3.96% for the quarter ended March 31, 2016 from 4.08% for the comparable prior year period. The cost of interest-bearing liabilities decreased two basis points to 1.07% for the three months ended March 31, 2016 as compared to 1.09% for the three months ended March 31, 2015. The effects of the above on both the net interest spread and net interest margin was a decrease of 10 basis points to 2.89% and a decrease of nine basis points to 3.00%, respectively, for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Included in net interest income was prepayment penalty income from loans for the three months ended March 31, 2016 and 2015 totaling $2.2 million and $1.2 million, respectively, along with recovered interest from non-accrual loans totaling $0.1 million and $0.6 million, respectively. Without the prepayment penalty income and recovered interest, the net interest margin for the three months ended March 31, 2016 would have been 2.83%, a decrease of 11 basis points, as compared to 2.94% for the three months ended March 31, 2015.

Benefit for Loan Losses. During the three months ended March 31, 2016 no provision for loan losses was recorded compared to a benefit of $0.7 million recorded during the comparable prior year period. No provision was recorded during the three months ended March 31, 2016 due to the quarterly analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the three months ended March 31, 2016, the Bank recorded net recoveries totaling $0.5 million, as we continue to see improvement in credit conditions. During the three months ended March 31, 2016, non-accrual loans decreased $0.7 million to $22.1 million from $22.8 million at December 31, 2015. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 42.1% at March 31, 2016. When we have obtained properties through foreclosure, we have been able to sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended March 31, 2016 was $2.5 million, an increase of $0.6 million, or 31.6%, from $1.9 million for the three months ended March 31, 2015. The increase in non-interest income was primarily due to net gains of $0.4 million and $0.3 million from life insurance proceeds and from the sale of loans, respectively.

Non-Interest Expense. Non-interest expense was $28.5 million for the three months ended March 31, 2016, an increase of $2.6 million, or 9.9%, from $25.9 million for the three months ended March 31, 2015. The increase in non-interest expense was primarily due to an increase of $1.6 million in salaries and benefits primarily due to annual salary increases and additions in staffing in retail, audit and compliance departments, as well as increases in production incentives and the cost of split dollar life insurance benefits. The first quarter also included an increase of $0.8 million in other operating expenses, primarily due to increased compliance costs and an increase of $0.4 million in professional services expense from increase legal and consulting expenses. Additionally, the first quarter included an increase of $0.4 million in depreciation and amortization expense, primarily due to the opening of two new branches along with the move to our new corporate headquarters both occurring in 2015. The three months ended March 31, 2015 included $0.5 million in one-time expenses stemming from ATM fraud losses. The efficiency ratio improved to 64.5% for the three months ended March 31, 2016 from 64.9% for the three months ended March 31, 2015.

Income before Income Taxes. Income before the provision for income taxes increased $0.9 million, or 6.3%, to $15.2 million for the three months ended March 31, 2016 from $14.3 million for the three months ended March 31, 2015 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2016 was $5.6 million, an increase of $0.1 million, or 1.2%, from $5.5 million for the comparable prior year period. The increase was primarily due to an increase of $0.9 million, or 6.3%, in income before income taxes, partially offset by a reduction in the effective tax rate to 37.0% for the three months ended March 31, 2016 from 38.8% in the comparable prior year period. The decrease in the effective tax rate reflects the impact of a change in New York City tax law enacted in 2015, which based on the Company’s lending mix and certain other factors, reduced our New York City tax liability. Additionally, the decrease in the effective tax rate reflects the greater impact that preferential tax items had on the Company’s tax liability during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at March 31, 2016 were $5,813.1 million, an increase of $108.4 million, or 1.9%, from $5,704.6 million at December 31, 2015. Total loans, net increased $70.1 million, or 1.6%, during the three months ended March 31, 2016 to $4,436.5 million from $4,366.4 million at December 31, 2015. Loan originations and purchases were $229.2 million for the three months ended March 31, 2016, a decrease of $77.3 million from $306.5 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full relationship. The loan pipeline totaled $436.5 million at March 31, 2016 compared to $330.5 million at December 31, 2015.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended March 31,
(In thousands)	2016	2015
Multi-family residential (1)	$69,643	$126,746
Commercial real estate (2)	62,137	86,395
One-to-four family – mixed-use property	18,245	14,981
One-to-four family – residential	9,493	13,103
Construction	1,687	542
Small Business Administration	6,001	1,248
Commercial business and other (3)	62,034	63,507
Total	$229,240	$306,522

(1)	Includes purchases of $99.9 million for the three months ended March 31, 2015.
(2)	Includes purchases of $12.0 million and $11.0 million for the three months ended March 31, 2016 and 2015, respectively.
(3)	Includes purchases of $0.4 million for the three months ended March 31, 2015.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2016 had an average loan-to-value ratio of 38.7% and an average debt coverage ratio of 248%.

The Bank’s non-performing assets totaled $29.9 million at March 31, 2016, a decrease of $1.1 million from $31.0 million at December 31, 2015. Total non-performing assets as a percentage of total assets were 0.51% at March 31, 2015 compared to 0.54% at December 31, 2015. The ratio of allowance for loan losses to total non-performing loans was 86.9% at March 31, 2016 and 82.6% at December 31, 2015. See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the three months ended March 31, 2016, mortgage-backed securities decreased $0.3 million to $668.4 million from $668.7 million at December 31, 2015. The decrease in mortgage-backed securities during the three months ended March 31, 2016 was primarily due to principal repayments of $21.3 million and the amortization of premiums totaling $0.6 million, which were partially offset by an increase of $11.5 million in the fair value of mortgage-backed securities and purchases of $10.1 million at an average yield of 2.63%.

During the three months ended March 31, 2016, other securities, including securities held-to-maturity, increased $49.9 million, or 15.1%, to $380.7 million from $330.8 million at December 31, 2015. The increase in other securities during the three months ended March 31, 2016 was primarily due to purchases of $52.1 million at an average yield of 2.93% and an increase of $0.4 million in the fair value of other securities, which was partially offset by maturities totaling $2.0 million and the amortization of premiums totaling $0.7 million. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, collateralized loan obligations and corporate bonds.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $5,325.3 million at March 31, 2016, an increase of $93.7 million, or 1.8%, from $5,231.6 million at December 31, 2015. During the three months ended March 31, 2016, due to depositors increased $151.6 million, or 3.9%, to $4,007.3 million, due to an increase of $192.8 million in core deposits, which was partially offset by a decrease of $41.2 million in certificates of deposit. The increase in core deposits was due to increases of $162.2 million, $13.3 million, $11.0 million and $6.3 million in NOW, money market, demand and savings accounts, respectively. Borrowed funds decreased $80.9 million during the three months ended March 31, 2016. The decrease in borrowed funds was primarily due to a net decrease in short-term borrowings totaling $90.0 million at an average cost of 0.53% and the maturity of $71.7 million in long-term borrowings at an average cost of 0.93%, which was partially offset by the addition of $81.8 million in long-term borrowings at an average cost of 1.49%.

Equity. Total stockholders’ equity increased $14.7 million, or 3.1%, to $487.8 million at March 31, 2016 from $473.1 million at December 31, 2015. Stockholders’ equity increased primarily due to net income of $9.6 million, an increase in other comprehensive income totaling $6.9 million, primarily due to an increase in the fair value of the securities portfolio and the net impact totaling $3.6 million from the vesting and exercising of shares of employee and director stock plans. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $0.17 per common share totaling $5.0 million and the purchase of 15,300 treasury shares, at an average price of $19.82 per share, for a total cost of $0.3 million. Book value per common share was $16.83 at March 31, 2016 compared to $16.41 at December 31, 2015.

Cash flow. During the three months ended March 31, 2016, funds provided by the Company's operating activities amounted to $16.6 million. These funds combined with $84.6 million provided from financing activities were utilized to fund net investing activities of $92.2 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the three months ended March 31, 2016, the net total of loan originations and purchases less loan repayments and sales was $59.9 million. During the three months ended March 31, 2016, the Company also funded $58.5 million in purchases of securities available for sale. During the three months ended March 31, 2016, funds were provided by a net increase in total deposits of $171.1 million and long-term borrowed funds of $81.8 million. Additionally, funds were provided by $21.3 million in proceeds from maturities, sales, calls and prepayments of securities available for sale. In addition to funding loan growth, these funds were used to repay $90.0 million in short-term borrowings and $71.7 million in long-term borrowings. The Company also used funds of $5.0 million and $1.9 million for dividend payments and purchases of treasury stock, respectively, during the three months ended March 31, 2016.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2016. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2016, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of March 31, 2016:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-2.61%	6.11%	11.12%
-100 Basis points	0.14	5.68	11.24
Base interest rate	0.00	0.00	10.92
+100 Basis points	-4.26	-10.79	10.04
+200 Basis points	-9.00	-23.57	8.88

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	For the three months ended
	March 31, 2016				March 31, 2015
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$3,839,325	$42,454	4.42%		$3,358,603	$39,440	4.70%
Other loans, net (1)	550,006	5,104	3.71		489,117	4,094	3.35
Total loans, net	4,389,331	47,558	4.33		3,847,720	43,534	4.53
Taxable securities:
Mortgage-backed securities	658,764	4,174	2.53		702,507	4,381	2.49
Other securities	229,991	1,745	3.03		129,943	720	2.22
Total taxable securities	888,755	5,919	2.66		832,450	5,101	2.45
Tax-exempt securities: (2)
Other securities	127,355	792	2.49		137,987	887	2.57
Total tax-exempt securities	127,355	792	2.49		137,987	887	2.57
Interest-earning deposits and federal funds sold	85,273	94	0.44		43,485	21	0.19
Total interest-earning assets	5,490,714	54,363	3.96		4,861,642	49,543	4.08
Other assets	284,036				271,317
Total assets	$5,774,750				$5,132,959

Interest-bearing liabilities:
Deposits:
Savings accounts	$262,443	298	0.45		$266,208	264	0.40
NOW accounts	1,621,779	1,922	0.47		1,451,446	1,550	0.43
Money market accounts	457,895	606	0.53		304,662	253	0.33
Certificate of deposit accounts	1,404,151	5,121	1.46		1,297,766	5,368	1.65
Total due to depositors	3,746,268	7,947	0.85		3,320,082	7,435	0.90
Mortgagors' escrow accounts	49,947	26	0.21		47,840	23	0.19
Total interest-bearing deposits	3,796,215	7,973	0.84		3,367,922	7,458	0.89
Borrowings	1,163,348	5,257	1.81		1,021,920	4,531	1.77
Total interest-bearing liabilities	4,959,563	13,230	1.07		4,389,842	11,989	1.09
Non interest-bearing demand deposits	273,937				233,685
Other liabilities	61,826				49,327
Total liabilities	5,295,326				4,672,854
Equity	479,424				460,105
Total liabilities and equity	$5,774,750				$5,132,959

Net interest income /net interest rate spread		$41,133	2.89%			$37,554	2.99%

Net interest-earning assets / net interest margin	$531,151		3.00%		$471,800		3.09%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.5 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

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

	For the three months ended March 31,
(In thousands)	2016	2015

Mortgage Loans

At beginning of period	$3,832,914	$3,321,501

Mortgage loans originated:
Multi-family residential	69,643	26,857
Commercial real estate	50,137	75,427
One-to-four family – mixed-use property	18,245	14,981
One-to-four family – residential	9,493	13,103
Construction	1,687	542
Total mortgage loans originated	149,205	130,910

Mortgage loans purchased:
Multi-family residential	-	99,889
Commercial real estate	12,000	10,968
Total mortgage loans purchased	12,000	110,857

Less:
Principal and other reductions	115,335	84,235
Sales	2,304	1,427

At end of period	$3,876,480	$3,477,606

Non-Mortgage Loans

At beginning of period	$539,697	$477,153

Other loans originated:
Small Business Administration	6,001	1,248
Commercial business	61,620	62,538
Other	414	530
Total other loans originated	68,035	64,316

Other loans purchased:
Other	-	439
Total other loans purchased	-	439

Less:
Principal and other reductions	37,741	34,734
Sales	3,211	-

At end of period	$566,780	$507,174

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED (“TDR”) AND NON-PERFORMING ASSETS

Management continues to adhere to the Company’s conservative underwriting standards. The majority of the Company’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. At times, the Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Company. This restructure may include making concessions to the borrower that the Company would not make in the normal course of business, such as reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. The Company classifies these loans as TDR. Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table below, as they are placed on non-accrual status and reported as non-performing loans.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	March 31, 2016	December 31, 2015
Accrual Status:
Multi-family residential	$2,611	$2,626
Commercial real estate	2,358	2,371
One-to-four family - mixed-use property	2,042	2,052
One-to-four family - residential	341	343
Small business administration	32	34
Commercial business and other	2,038	2,083

Total performing troubled debt restructured	$9,422	$9,509

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	March 31,	December 31,
(In thousands)	2016	2015
Loans 90 days or more past due and still accruing:
Multi-family residential	$792	$233
Commercial real estate	1,083	1,183
One-to-four family - mixed-use property	743	611
One-to-four family - residential	13	13
Construction	570	1,000
Commercial business and other	-	220
Total	3,201	3,260

Non-accrual loans:
Multi-family residential	3,518	3,561
Commercial real estate	3,295	2,398
One-to-four family - mixed-use property	5,519	5,952
One-to-four family - residential	8,861	10,120
Small business administration	201	218
Taxi Medallion	196	-
Commercial business and other	511	568
Total	22,101	22,817

Total non-performing loans	25,302	26,077

Other non-performing assets:
Real estate acquired through foreclosure	4,602	4,932
Total	4,602	4,932

Total non-performing assets	$29,904	$31,009

Non-performing assets to total assets	0.51%	0.54%
Allowance for loan losses to non-performing loans	86.90%	82.60%

Included in loans over 90 days past due and still accruing were nine loans totaling $3.2 million and ten loans totaling $3.3 million at March 31, 2016 and December 31, 2015, respectively, which are past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the loans maturity or repay these loans.

Included in non-performing loans was one loan totaling $0.4 million at March 31, 2016 and December 31, 2015 which was restructured as TDR and not performing in accordance with its restructured terms.

During the three months ended March 31, 2016, 12 loans totaling $3.4 million were added to non-accrual loans, five loans totaling $0.9 million were returned to performing status, six loans totaling $0.9 million were paid in full, five loans totaling $1.7 million were sold, and one loan totaling $0.5 million was transferred to other real estate owned.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest and considered performing at the periods indicated:

	March 31, 2016		December 31, 2015
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$445	$6,644	$804	$9,422
Commercial real estate	381	767	153	2,820
One-to-four family - mixed-use property	326	8,961	1,257	8,630
One-to-four family - residential	276	2,711	154	4,261
Small Business Administration	-	37	-	42
Taxi medallion	-	860	-	-
Commercial business and other	1	-	2	-
Total delinquent loans	$1,429	$19,980	$2,370	$25,175

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $56.9 million at March 31, 2016, an increase of $2.1 million from $54.8 million at December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at March 31, 2016:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$8,505	$5,790	$-	$-	$14,295
Commercial real estate	1,500	5,203	-	-	6,703
One-to-four family - mixed-use property	2,716	9,657	-	-	12,373
One-to-four family - residential	1,538	10,964	-	-	12,502
Co-operative apartments	-	-	-	-	-
Construction loans	-	570	-	-	570
Small Business Administration	504	326	-	-	830
Taxi Medallion	-	2,110	-	-	2,110
Commercial business and other	147	2,803	-	-	2,950
Total loans	14,910	37,423	-	-	52,333

Other Real Estate Owned	-	4,602	-	-	4,602
Total	$14,910	$42,025	$-	$-	$56,935

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	10,935	38,943	-	-	49,878

Other Real Estate Owned	-	4,932	-	-	4,932
Total	$10,935	$43,875	$-	$-	$54,810

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At March 31, 2016, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 40.6%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses (“ALLL”) that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of our lenders, collection policies and experience, internal loan review function and other external factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 have a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral is generally evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired collateral dependent loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained. The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. The balance which exceeds fair value is generally charged-off. In addition, taxi medallion loans on accrual status with a loan-to-value greater than 100% are classified as impaired and allocated a portion of the ALLL in the amount of the excess of the loan-to-value over the loan’s principal balance. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired collateral dependent loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance for loan losses, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We recorded total net recoveries of $0.5 million during the three months ended March 31, 2016, compared to total net charge-offs of $0.3 million during the three months ended March 31, 2015. Non-performing loans totaled $25.3 million and $32.5 million at March 31, 2016 and 2015, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At March 31, 2016, the average loan-to-value ratio for our collateral dependent loans reviewed for impairment was 40.6%. As a result of the quarterly analysis of the allowance for loans losses, the allowance was deemed to be at an appropriate level and, as such, the Company did not recorded a provision or a benefit for the three months ended March 31, 2016. A benefit for loan losses of $0.7 million was recorded for the three months ended March 31, 2015. Management has concluded, and the Board of Directors has concurred, that at March 31, 2016, the allowance for loan losses was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015

Balance at beginning of period	$21,535	$25,096

Provision (benefit) for loan losses	-	(734)

Loans charged-off:
Multi-family residential	(42)	(97)
Commercial real estate	-	(18)
One-to-four family – mixed-use property	(14)	(78)
One-to-four family – residential	(66)	(153)
Commercial business and other	(25)	(51)
Total loans charged-off	(147)	(397)

Recoveries:
Multi-family residential	13	23
Commercial real estate	-	72
One-to-four family – mixed-use property	187	3
One-to-four family – residential	365	-
Co-operative apartments	-	-
Small Business Administration	31	20
Commercial business and other	9	8
Total recoveries	605	126

Net charge-offs	458	(271)

Balance at end of period	$21,993	$24,091

Ratio of net charge-offs (recoveries) during the period to
average loans outstanding during the period	(0.04)%	0.03%
Ratio of allowance for loan losses to gross loans at end of period	0.49%	0.60%
Ratio of allowance for loan losses to non-performing
assets at end of period	73.54%	63.78%
Ratio of allowance for loan losses to non-performing
loans at end of period	86.92%	74.08%

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.   CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2016:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2016	-	$-	-	899,600
February 1 to February 29, 2016	15,300	19.82	15,300	884,300
March 1 to March 31, 2016	-	-	-	884,300
Total	15,300	$19.82	15,300

During the quarter ended March 31, 2016, the Company repurchased 15,300 shares of the Company’s common stock at an average cost of $19.82 per share. At March 31, 2016, 884,300 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (7)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (5)
4.2	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	Employment Agreement between Flushing Financial Corporation and Susan K. Cullen (filed herewith)
10.2	Consulting Agreement between Flushing Bank and David W. Fry (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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

Flushing Financial Corporation,

Dated: May 6, 2016	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 6, 2016	By: /s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (7)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (5)
4.2	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	Employment Agreement between Flushing Financial Corporation and Susan K. Cullen (filed herewith)
10.2	Consulting Agreement between Flushing Bank and David W. Fry (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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