Form 10-Q
period 2016-06-30
FLUSHING FINANCIAL CORP
filed 2016-08-05
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer __ Non-accelerated filer _	Accelerated filer X Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___Yes X No

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2016 was 28,631,468.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

(Dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$50,165	$42,363
Securities held-to-maturity:
Other securities (none pledged) (fair value of $28,410 and $6,180 at June 30, 2016 and December 31, 2015, respectively)	28,410	6,180
Securities available for sale:
Mortgage-backed securities (including assets pledged of $399,599 and $496,121 at June 30, 2016 and December 31, 2015, respectively; $2,292 and $2,527 at fair value pursuant to the fair value option at June 30, 2016 and December 31, 2015, respectively)	580,500	668,740
Other securities (including assets pledged of $65,660 and none at June 30, 2016 and December 31, 2015, respectively; $28,514 and $28,205 at fair value pursuant to the fair value option at June 30, 2016 and December 31, 2015, respectively)	368,611	324,657
Loans:
Multi-family residential	2,159,138	2,055,228
Commercial real estate	1,146,400	1,001,236
One-to-four family ― mixed-use property	566,702	573,043
One-to-four family ― residential	190,251	187,838
Co-operative apartments	7,571	8,285
Construction	9,899	7,284
Small Business Administration	14,718	12,194
Taxi medallion	20,641	20,881
Commercial business and other	564,084	506,622
Net unamortized premiums and unearned loan fees	16,875	15,368
Allowance for loan losses	(22,198)	(21,535)
Net loans	4,674,081	4,366,444
Interest and dividends receivable	20,390	18,937
Bank premises and equipment, net	24,470	25,622
Federal Home Loan Bank of New York stock	67,195	56,066
Bank owned life insurance	115,100	115,536
Goodwill	16,127	16,127
Other assets	41,678	63,962
Total assets	$5,986,727	$5,704,634

LIABILITIES
Due to depositors:
Non-interest bearing	$317,112	$269,469
Interest-bearing:
Certificate of deposit accounts	1,411,550	1,403,302
Savings accounts	260,528	261,748
Money market accounts	452,589	472,489
NOW accounts	1,453,540	1,448,695
Total interest-bearing deposits	3,578,207	3,586,234
Mortgagors' escrow deposits	45,905	36,844
Borrowed funds ($27,485 and $29,018 at fair value pursuant to the fair value option at June 30, 2016 and December 31, 2015, respectively)	1,384,751	1,155,676
Securities sold under agreements to repurchase	60,000	116,000
Other liabilities	91,869	67,344
Total liabilities	5,477,844	5,231,567

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June 30, 2016 and December 31, 2015; 28,631,243 shares and 28,830,558 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	315	315
Additional paid-in capital	212,613	210,652
Treasury stock, at average cost (2,899,352 shares and 2,700,037 shares at
June 30, 2016 and December 31, 2015, respectively)	(53,351)	(48,868)
Retained earnings	346,218	316,530
Accumulated other comprehensive income (loss), net of taxes	3,088	(5,562)
Total stockholders' equity	508,883	473,067

Total liabilities and stockholders' equity	$5,986,727	$5,704,634

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Interest and dividend income
Interest and fees on loans	$48,413	$44,084	$95,971	$87,618
Interest and dividends on securities:
Interest	6,510	5,988	13,102	11,858
Dividends	120	118	239	236
Other interest income	48	32	142	53
Total interest and dividend income	55,091	50,222	109,454	99,765

Interest expense
Deposits	8,097	7,437	16,070	14,895
Other interest expense	5,105	4,645	10,362	9,176
Total interest expense	13,202	12,082	26,432	24,071

Net interest income	41,889	38,140	83,022	75,694
Benefit for loan losses	-	(516)	-	(1,250)
Net interest income after benefit for loan losses	41,889	38,656	83,022	76,944

Non-interest income
Banking services fee income	973	898	1,949	1,782
Net gain on sale of securities	2,363	64	2,363	64
Net gain on sale of loans	3	47	344	49
Net gain on sale of buildings	33,814	6,537	33,814	6,537
Net gain (loss) from fair value adjustments	(1,115)	768	(2,102)	173
Federal Home Loan Bank of New York stock dividends	582	457	1,205	975
Gain from life insurance proceeds	-	-	411	-
Bank owned life insurance	694	715	1,389	1,432
Other income	403	461	884	865
Total non-interest income	37,717	9,947	40,257	11,877

Non-interest expense
Salaries and employee benefits	13,968	13,157	30,229	27,823
Occupancy and equipment	2,352	2,635	4,722	5,348
Professional services	2,027	1,350	4,177	3,129
FDIC deposit insurance	940	811	1,844	1,560
Data processing	1,199	1,172	2,290	2,247
Depreciation and amortization	1,062	867	2,094	1,535
Other real estate owned/foreclosure expense	405	87	558	607
Prepayment penalty on borrowings	2,082	-	2,082	-
Other operating expenses	4,419	4,169	8,955	7,938
Total non-interest expense	28,454	24,248	56,951	50,187

Income before income taxes	51,152	24,355	66,328	38,634

Provision for income taxes
Federal	15,203	7,155	19,950	11,407
State and local	5,514	2,366	6,382	3,660
Total taxes	20,717	9,521	26,332	15,067

Net income	$30,435	$14,834	$39,996	$23,567

Basic earnings per common share	$1.05	$0.51	$1.38	$0.80
Diluted earnings per common share	$1.05	$0.51	$1.38	$0.80
Dividends per common share	$0.17	$0.16	$0.34	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015

Net income	$30,435	$14,834	$39,996	$23,567

Other comprehensive income, net of tax:
Amortization of actuarial losses, net of taxes of ($82) and ($135) for the three months ended June 30, 2016 and 2015, respectively and of ($165) and ($268) for the six months ended June 30, 2016 and 2015, respectively.	110	171	219	345
Amortization of prior service credits, net of taxes of $5 for each of the three months ended June 30, 2016 and 2015, respectively and of $10 for each of the six months ended June 30, 2016 and 2015, respectively.	(7)	(7)	(13)	(13)
Reclassification adjustment for net gains included in income, net of taxes of $1,013 and $28 for the three and six months ended June 30, 2016 and 2015, respectively.	(1,350)	(36)	(1,350)	(36)
Net unrealized gains on securities, net of taxes of ($2,252) and $4,126 for the three months ended June 30, 2016 and 2015, respectively and of ($7,280) and $833 for the six months ended June 30, 2016 and 2015, respectively.	3,024	(5,477)	9,794	(1,145)

Total other comprehensive income (loss), net of tax	1,777	(5,349)	8,650	(849)

Comprehensive income	$32,212	$9,485	$48,646	$22,718

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,996	$23,567
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for loan losses	-	(1,250)
Depreciation and amortization of bank premises and equipment	2,094	1,535
Amortization of premium, net of accretion of discount	4,099	4,447
Net (gain) loss from fair value adjustments	2,102	(173)
Net gain from sale of loans	(344)	(49)
Net gain from sale of securities	(2,363)	(64)
Net gain from sale of buildings	(33,814)	(6,537)
Income from bank owned life insurance	(1,389)	(1,432)
Gain from life insurance proceeds	(411)	-
Stock-based compensation expense	3,564	3,643
Deferred compensation	(2,629)	(2,004)
Excess tax benefit from stock-based payment arrangements	(421)	(380)
Deferred income tax (benefit) provision	83	(3,855)
Increase in other liabilities	16,211	706
Decrease in other assets	4,754	5,374
Net cash provided by operating activities	31,532	23,528

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,460)	(7,841)
Net purchases of Federal Home Loan Bank of New York shares	(11,129)	(3,002)
Purchases of securities held-to-maturity	(27,705)	(3,100)
Proceeds from maturities of securities held-to-maturity	5,475	390
Purchases of securities available for sale	(61,615)	(138,095)
Proceeds from sales and calls of securities	66,996	25,039
Proceeds from maturities and prepayments of securities	53,856	61,868
Proceeds from bank owned life insurance	2,236	-
Proceeds from sale of buildings	34,332	20,209
Net originations of loans	(160,139)	(82,544)
Purchases of loans	(137,994)	(126,070)
Proceeds from sale of real estate owned	853	2,070
Proceeds from sale of loans	8,360	5,028
Net cash used in investing activities	(227,934)	(246,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	47,643	1,741
Net increase (decrease) in interest-bearing deposits	(8,448)	179,213
Net increase in mortgagors' escrow deposits	9,061	8,251
Net proceeds from short-term borrowed funds	215,000	35,000
Proceeds from long-term borrowings	150,000	72,996
Repayment of long-term borrowings	(190,637)	(50,000)
Purchases of treasury stock	(9,085)	(13,490)
Excess tax benefit from stock-based payment arrangements	421	380
Proceeds from issuance of common stock upon exercise of stock options	127	142
Cash dividends paid	(9,878)	(9,379)
Net cash provided by financing activities	204,204	224,854

Net increase in cash and cash equivalents	7,802	2,334
Cash and cash equivalents, beginning of period	42,363	34,265
Cash and cash equivalents, end of period	$50,165	$36,599

SUPPLEMENTAL CASHFLOW DISCLOSURE
Interest paid	$28,250	$23,585
Income taxes paid	9,270	16,221
Taxes paid if excess tax benefits were not tax deductible	9,691	16,601
Non-cash activities:
Securities purchased not yet settled	-	22,037
Securities transferred from available for sale to held-to-maturity	-	4,510
Loans transferred to Other Real Estate Owned	486	772
Loans provided for the sale of Other Real Estate Owned	-	175
Loans held for investment transferred to loans held for sale	-	300

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2016 and 2015

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$473,067	$315	$210,652	$316,530	$(48,868)	$(5,562)
Net Income	39,996	-	-	39,996	-	-
Award of common shares released from Employee Benefit Trust (134,005 shares)	1,912	-	1,912	-	-	-
Vesting of restricted stock unit awards (245,111 shares)	-	-	(4,047)	(396)	4,443	-
Exercise of stock options (27,945 shares)	127	-	2	(34)	159	-
Stock-based compensation expense	3,673	-	3,673	-	-	-
Stock-based income tax benefit	421	-	421	-	-	-
Purchase of treasury shares (378,695 shares)	(7,492)	-	-	-	(7,492)	-
Repurchase of shares to satisfy tax obligation (77,212 shares)	(1,593)	-	-	-	(1,593)	-
Dividends on common stock ($0.34 per share)	(9,878)	-	-	(9,878)	-	-
Other comprehensive income	8,650	-	-	-	-	8,650
Balance at June 30, 2016	$508,883	$315	$212,613	$346,218	$(53,351)	$3,088

Balance at December 31, 2014	$456,247	$315	$206,437	$289,623	$(37,221)	$(2,907)
Net Income	23,567	-	-	23,567	-	-
Award of common shares released from Employee Benefit Trust (139,607 shares)	1,969	-	1,969	-	-	-
Vesting of restricted stock unit awards (204,110 shares)	-	-	(3,074)	(503)	3,577	-
Exercise of stock options (9,725 shares)	142	-	(4)	(8)	154	-
Stock-based compensation expense	3,549	-	3,549	-	-	-
Stock-based income tax benefit	380	-	380	-	-	-
Purchase of treasury shares (635,199 shares)	(12,380)	-	-	-	(12,380)	-
Repurchase of shares to satisfy tax obligation (58,461 shares)	(1,110)	-	-	-	(1,110)	-
Dividends on common stock ($0.32 per share)	(9,379)	-	-	(9,379)	-	-
Other comprehensive income	(849)	-	-	-	-	(849)
Balance at June 30, 2015	$462,136	$315	$209,257	$303,300	$(46,980)	$(3,756)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income, as reported	$30,435	$14,834	$39,996	$23,567
Divided by:
Weighted average common shares outstanding	29,022	29,246	29,059	29,321
Weighted average common stock equivalents	12	22	14	22
Total weighted average common shares outstanding and common stock equivalents	29,034	29,268	29,073	29,343
Basic earnings per common share	$1.05	$0.51	$1.38	$0.80
Diluted earnings per common share (1)	$1.05	$0.51	$1.38	$0.80
Dividend payout ratio	16.2%	31.4%	24.6%	40.0%

(1)	For the three and six months ended June 30, 2016 and 2015, there were no stock options that were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at June 30, 2016 and December 31, 2015. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$28,410	$28,410	$-	$-

Total	$28,410	$28,410	$-	$-

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$6,180	$6,180	$-	$-

Total	$6,180	$6,180	$-	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$106,263	$981	$4,718
Municipals	126,347	131,716	5,369	-
Mutual funds	21,645	21,645	-	-
Collateralized loan obligations	101,650	101,820	340	170
Other	7,169	7,167	-	2
Total other securities	366,811	368,611	6,690	4,890
REMIC and CMO	412,117	420,227	8,562	452
GNMA	7,952	8,120	168	-
FNMA	132,981	136,393	3,449	37
FHLMC	15,453	15,760	307	-
Total mortgage-backed securities	568,503	580,500	12,486	489
Total securities available for sale	$935,314	$949,111	$19,176	$5,379

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with amortized cost and market value of $5.3 million at June 30, 2016.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at June 30, 2016, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$6,370	$6,370
Due after one year through five years	40	40
Due after ten years	22,000	22,000

Total securities held-to-maturity	$28,410	$28,410

The amortized cost and fair value of the Company’s securities, classified as available for sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	1,810	1,843
Due after five years through ten years	91,683	91,795
Due after ten years	251,673	253,328

Total other securities	345,166	346,966
Mutual funds	21,645	21,645
Mortgage-backed securities	568,503	580,500

Total securities available for sale	$935,314	$949,111

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016:

		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Corporate	12	$85,282	$4,718	$52,559	$2,441	$32,723	$2,277
Collateralized loan obligations	6	45,861	170	45,861	170	-	-
Other	1	298	2	-	-	298	2
Total other securities	19	131,441	4,890	98,420	2,611	33,021	2,279

REMIC and CMO	8	45,906	452	11,004	61	34,902	391
FNMA	1	7,084	37	-	-	7,084	37
Total mortgage-backed securities	9	52,990	489	11,004	61	41,986	428
Total securities available for sale	28	$184,431	$5,379	$109,424	$2,672	$75,007	$2,707

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

The Company reviewed each investment that had an unrealized loss at June 30, 2016 and December 31, 2015. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.

The unrealized losses in total securities available for sale at June 30, 2016 and December 31, 2015 were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015.

The Company sold available for sale securities with book values at the time of sale totaling $64.6 million and $25.0 million during the three and six months ended June 30, 2016 and 2015, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Gross gains from the sale of securities	$2,370	$233	$2,370	$233
Gross losses from the sale of securities	(7)	(169)	(7)	(169)

Net gains from the sale of securities	$2,363	$64	$2,363	$64

5.	Loans

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

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The allowance is established through charges to earnings in the form of a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s lenders, collection policies and experience, internal loan review function and other external factors. Increases and decreases in the allowance other than charge-offs and recoveries are included in the provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired loans. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Prior to a loan becoming 90 days delinquent an updated appraisal is ordered and/or an internal evaluation is prepared. The loan balances of collateral dependent impaired loans are compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. In addition, taxi medallion loans with a loan-to-value greater than 100% are classified as impaired and allocated a portion of the ALLL in the amount of the excess of the loan-to-value over the loan’s principal balance. The 85% is based on the actual net proceeds the Bank has received from the sale of other real estate owned (“OREO”) as a percentage of OREO’s appraised value.

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

As of June 30, 2016, we utilized recent third party appraisals of the collateral to measure impairment for $33.0 million, or 71.3%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $13.3 million, or 28.7%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At June 30, 2016, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows loans modified and classified as TDR during the period indicated:

	For the three and six months ended June 30, 2016
(Dollars in thousands)	Number	Balance	Modification description

One-to-four family - residential	2	$263	Received below market interest rates and the loan amortizations were extended.
Commercial business and other	2	739	One received an amortization extension and one received a below market interest rate and an amortization extension.
Total	4	$1,002

The Company did not modify and classify any loans as TDR during the three months ended June 30, 2015.

The following table shows loans modified and classified as TDR during the periods indicated:

	For the six months ended June 30, 2015
(Dollars in thousands)	Number	Balance	Modification description

Small business administration	1	41	Received a below market interest rate and the loan amortization was extended.

Total	1	$41

The recorded investment of the loans modified and classified as TDR presented in the table above, were unchanged as there was no principal forgiven in this modification.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,599	9	$2,626
Commercial real estate	2	2,086	3	2,371
One-to-four family - mixed-use property	5	1,819	6	2,052
One-to-four family - residential	3	600	1	343
Small business administration	-	-	1	34
Commercial business and other	3	1,197	4	2,083

Total performing troubled debt restructured	22	$8,301	24	$9,509

During the three and six months ended June 30, 2016 there were no TDR loans transferred to non-performing status. During the three and six months ended June 30, 2015 one TDR loan of $0.4 million was transferred to non-performing status, which resulted in this loan being included in non-performing loans.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$397	1	$391

Total troubled debt restructurings that subsequently defaulted	1	$397	1	$391

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	June 30, 2016	December 31, 2015

Loans ninety days or more past due and still accruing:
Multi-family residential	$574	$233
Commercial real estate	320	1,183
One-to-four family - mixed-use property	635	611
One-to-four family - residential	13	13
Construction	-	1,000
Commercial Business and other	-	220
Total	1,542	3,260

Non-accrual mortgage loans:
Multi-family residential	3,162	3,561
Commercial real estate	2,299	2,398
One-to-four family - mixed-use property	6,005	5,952
One-to-four family - residential	8,406	10,120
Total	19,872	22,031

Non-accrual non-mortgage loans:
Small business administration	185	218
Taxi medallion	196	-
Commercial business and other	128	568
Total	509	786

Total non-accrual loans	20,381	22,817

Total non-accrual loans and loans ninety days or more past due and still accruing	$21,923	$26,077

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$476	$662	$948	$1,313
Less: Interest income included in the results of operations	101	143	213	301
Total foregone interest	$375	$519	$735	$1,012

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show an age analysis of our recorded investment in loans, including loans past maturity, at the periods indicated:

	June 30, 2016
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$4,706	$363	$3,737	$8,806	$2,150,332	$2,159,138
Commercial real estate	2,405	987	2,619	6,011	1,140,389	1,146,400
One-to-four family - mixed-use property	4,417	1,025	6,640	12,082	554,620	566,702
One-to-four family - residential	1,518	527	8,221	10,266	179,985	190,251
Co-operative apartments	-	-	-	-	7,571	7,571
Construction loans	-	576	-	576	9,323	9,899
Small Business Administration	2,435	119	80	2,634	12,084	14,718
Taxi medallion	3,767	-	196	3,963	16,678	20,641
Commercial business and other	3,012	12	-	3,024	561,060	564,084
Total	$22,260	$3,609	$21,493	$47,362	$4,632,042	$4,679,404

	December 31, 2015
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$9,421	$804	$3,794	$14,019	$2,041,209	$2,055,228
Commercial real estate	2,820	153	3,580	6,553	994,683	1,001,236
One-to-four family - mixed-use property	8,630	1,258	6,563	16,451	556,592	573,043
One-to-four family - residential	4,261	154	10,134	14,549	173,289	187,838
Co-operative apartments	-	-	-	-	8,285	8,285
Construction loans	-	-	1,000	1,000	6,284	7,284
Small Business Administration	42	-	218	260	11,934	12,194
Taxi medallion	-	-	-	-	20,881	20,881
Commercial business and other	-	2	228	230	506,392	506,622
Total	$25,174	$2,371	$25,517	$53,062	$4,319,549	$4,372,611

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

June 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,298	$4,201	$3,507	$1,042	$55	$269	$335	$4,591	$1,695	$21,993
Charge-off's	(23)	-	(54)	(8)	-	(1)	-	(15)	-	(101)
Recoveries	206	-	18	1	-	43	-	38	-	306
Provision (Benefit)	(304)	244	(145)	9	20	263	707	55	(849)	-
Ending balance	$6,177	$4,445	$3,326	$1,044	$75	$574	$1,042	$4,669	$846	$22,198

June 30, 2015
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,629	$3,902	$5,429	$1,465	$23	$266	$11	$4,366	$24,091
Charge-off's	(303)	(14)	(394)	(91)	-	-	-	(1)	(803)
Recoveries	191	(4)	44	74	-	7	-	-	312
Provision (Benefit)	(217)	(158)	101	(15)	6	18	-	(251)	(516)
Ending balance	$8,300	$3,726	$5,180	$1,433	$29	$291	$11	$4,114	$23,084

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the six month periods indicated:

June 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(65)	-	(68)	(74)	-	(1)	-	(40)	-	(248)
Recoveries	219	-	205	366	-	74	-	47	-	911
Provision (Benefit)	(695)	206	(1,038)	(475)	25	239	699	193	846	-
Ending balance	$6,177	$4,445	$3,326	$1,044	$75	$574	$1,042	$4,669	$846	$22,198

June 30, 2015
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$42	$279	$11	$4,205	$25,096
Charge-off's	(400)	(32)	(472)	(244)	-	-	-	(52)	(1,200)
Recoveries	214	68	47	74	-	27	-	8	438
Provision (Benefit)	(341)	(512)	(235)	(87)	(13)	(15)	-	(47)	(1,250)
Ending balance	$8,300	$3,726	$5,180	$1,433	$29	$291	$11	$4,114	$23,084

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

June 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Unallocated	Total
Financing Receivables:
Ending Balance	$2,159,138	$1,146,400	$566,702	$190,251	$7,571	$9,899	$14,718	$20,641	$564,084	$-	$4,679,404
Ending balance: individually evaluated for impairment	$8,015	$7,038	$11,605	$10,769	$-	$570	$938	$6,364	$2,709	$-	$48,008
Ending balance: collectively evaluated for impairment	$2,151,123	$1,139,362	$555,097	$179,482	$7,571	$9,329	$13,780	$14,277	$561,375	$-	$4,631,396

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$242	$201	$480	$50	$-	$-	$412	$1,035	$1	$-	$2,421
Ending balance: collectively evaluated for impairment	$5,935	$4,244	$2,846	$994	$-	$75	$162	$7	$4,668	$846	$19,777

December 31, 2015
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Unallocated	Total
Financing Receivables:
Ending Balance	$2,055,228	$1,001,236	$573,043	$187,838	$8,285	$7,284	$12,194	$20,881	$506,622	$-	$4,372,611
Ending balance: individually evaluated for impairment	$8,047	$6,183	$12,828	$12,598	$-	$1,000	$310	$2,118	$4,716	$-	$47,800
Ending balance: collectively evaluated for impairment	$2,047,181	$995,053	$560,215	$175,240	$8,285	$6,284	$11,884	$18,763	$501,906	$-	$4,324,811

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$252	$180	$502	$51	$-	$-	$-	$333	$112	$-	$1,430
Ending balance: collectively evaluated for impairment	$6,466	$4,059	$3,725	$1,176	$-	$50	$262	$10	$4,357	$-	$20,105

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$5,732	$6,209	$-	$5,742	$6,410	$-
Commercial real estate	4,952	4,980	-	3,812	3,869	-
One-to-four family mixed-use property	9,102	10,082	-	10,082	11,335	-
One-to-four family residential	10,333	11,934	-	12,255	14,345	-
Co-operative apartments	-	-	-	-	-	-
Construction	570	570	-	1,000	1,000	-
Non-mortgage loans:
Small Business Administration	262	262	-	276	276	-
Taxi Medallion	-	-	-	-	-	-
Commercial Business and other	2,252	2,622	-	2,682	5,347	-

Total loans with no related allowance recorded	33,203	36,659	-	35,849	42,582	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,283	2,283	242	2,305	2,305	252
Commercial real estate	2,086	2,086	201	2,371	2,371	180
One-to-four family mixed-use property	2,503	2,503	480	2,746	2,746	502
One-to-four family residential	436	436	50	343	343	51
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	676	676	412	34	34	-
Taxi Medallion	6,364	6,364	1,035	2,118	2,118	333
Commercial Business and other	457	457	1	2,034	2,034	112

Total loans with an allowance recorded	14,805	14,805	2,421	11,951	11,951	1,430

Total Impaired Loans:
Total mortgage loans	$37,997	$41,083	$973	$40,656	$44,724	$985

Total non-mortgage loans	$10,011	$10,381	$1,448	$7,144	$9,809	$445

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended:

	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$5,920	$33	$10,281	$36
Commercial real estate	5,077	45	5,598	36
One-to-four family mixed-use property	8,928	41	10,816	51
One-to-four family residential	10,649	25	13,458	18
Co-operative apartments	-	-	307	5
Construction	570	7	-	-
Non-mortgage loans:
Small Business Administration	257	3	314	3
Taxi Medallion	-	-	-	-
Commercial Business and other	2,313	46	4,607	49

Total loans with no related allowance recorded	33,714	200	45,381	198

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,289	29	2,372	30
Commercial real estate	2,222	24	541	7
One-to-four family mixed-use property	2,617	34	3,069	42
One-to-four family residential	389	4	350	3
Co-operative apartments	-	-	-	-
Construction	-	-	-	-
Non-mortgage loans:
Small Business Administration	413	10	40	1
Taxi Medallion	4,237	44	-	-
Commercial Business and other	1,225	7	2,584	35

Total loans with an allowance recorded	13,392	152	8,956	118

Total Impaired Loans:
Total mortgage loans	$38,661	$242	$46,792	$228

Total non-mortgage loans	$8,445	$110	$7,545	$88

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the six months ended:

	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$5,861	$67	$10,347	$77
Commercial real estate	4,655	90	6,099	71
One-to-four family mixed-use property	9,313	88	11,219	103
One-to-four family residential	11,184	52	13,244	42
Co-operative apartments	-	-	204	10
Construction	713	14	-	-
Non-mortgage loans:
Small Business Administration	263	6	209	6
Taxi Medallion	-	-	-	-
Commercial Business and other	2,436	93	3,997	100

Total loans with no related allowance recorded	34,425	410	45,319	409

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,294	58	2,508	61
Commercial real estate	2,272	49	1,151	15
One-to-four family mixed-use property	2,660	68	3,077	84
One-to-four family residential	373	7	351	7
Co-operative apartments	-	-	-	-
Construction	-	-	-	-
Non-mortgage loans:
Small Business Administration	287	19	27	1
Taxi Medallion	3,531	88	-	-
Commercial Business and other	1,494	14	2,627	69

Total loans with an allowance recorded	12,911	303	9,741	237

Total Impaired Loans:
Total mortgage loans	$39,325	$493	$48,200	$470

Total non-mortgage loans	$8,011	$220	$6,860	$176

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	June 30, 2016
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$7,678	$5,416	$-	$-	$13,094
Commercial real estate	1,552	4,952	-	-	6,504
One-to-four family - mixed-use property	3,797	9,785	-	-	13,582
One-to-four family - residential	1,346	10,431	-	-	11,777
Co-operative apartments	-	-	-	-	-
Construction loans	576	570	-	-	1,146
Small Business Administration	554	870	-	-	1,424
Taxi Medallion	-	6,364	-	-	6,364
Commercial business and other	730	2,710	-	-	3,440
Total loans	$16,233	$41,098	$-	$-	$57,331

	December 31, 2015
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Co-operative apartments	-	-	-	-	-
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	$10,935	$38,943	$-	$-	$49,878

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $58.9 million and $217.2 million, respectively, at June 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2016 and December 31, 2015, the Bank did not have any loans held for sale.

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

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended June 30, 2016
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	3	$1,174	$(8)	$-
One-to-four family - mixed-use property	3	1,271	-	3

Total	6	$2,445	$(8)	$3

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended June 30, 2015
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	2	$1,045	$137	$-
Commercial real estate	1	1,311	-	-
One-to-four family - mixed-use property	4	1,150	-	47

Total	7	$3,506	$137	$47

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the six months ended June 30, 2016
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	6	$2,049	$(8)	$2
Commercial real estate	2	192	-	-
One-to-four family - mixed-use property	7	2,585	-	23

Total (1)	15	$4,826	$(8)	$25

(1)	The above table does not include the sale of six performing small business administration loans for proceeds totaling $3.5 million during the six months ended June 30, 2016. These loans were sold for a net gain of $0.3 million.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the six months ended June 30, 2015
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	4	$1,881	$137	$(2)
Commercial real estate	1	1,311	-	-
One-to-four family - mixed-use property	7	1,836	-	51

Total	12	$5,028	$137	$49

7.	Other Real Estate Owned

The following are changes in OREO during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In thousands)

Balance at beginning of period	$4,602	$5,252	$4,932	$6,326
Acquisitions	-	289	486	772
Write-down of carrying value	(934)	(896)	(934)	(896)
Sales	-	(390)	(816)	(1,947)

Balance at end of period (1)	$3,668	$4,255	$3,668	$4,255

(1)	OREO are included in other assets on the Company’s Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In thousands)

Gross gains	$-	$86	$37	$302
Gross losses	-	-	-	(6)
Write-down of carrying value	(934)	(896)	(934)	(896)

Total net loss	$(934)	$(810)	$(897)	$(600)

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure or an in-substance repossession. During the three and six months ended June 30, 2016, we did not foreclose on any consumer mortgages through in-substance repossession. At June 30, 2016, we held two foreclosed residential real estate properties totaling $0.6 million and at December 31, 2015, we held one foreclosed residential real estate property for $0.l million. Included within net loans as of June 30, 2016 and December 31, 2015 was a recorded investment of $13.1 million and $15.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

The following tables show the type of securities pledged and remaining maturity of repurchase agreements held at the periods indicated:

	At June 30, 2016
	Remaining Contractual Maturity of Agreements
	Less than 1 year	1 year to 3 years	Over 3 years	Total
	(In thousands)
Repurchase agreements:
Mortgage-backed securities	$20,000	$-	$40,000	$60,000

Total repurchase agreements	$20,000	$-	$40,000	$60,000

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

The fair value of the collateral pledged for the repurchase agreements above was $67.9 million and $131.4 million at June 30, 2016 and December 31, 2015, respectively.

During the three months ended June 30, 2016, $38.0 million in repurchase agreements, at an average cost of 4.16%, which were scheduled to mature in late 2017, were pre-paid. A $2.1 million prepayment penalty was incurred as part of this transaction.

9.	Stock-Based Compensation

For the three months ended June 30, 2016 and 2015, the Company’s net income, as reported, includes $0.6 million and $0.9 million, respectively, of stock-based compensation costs and $0.2 and $0.3 million, respectively, of income tax benefits related to the stock-based compensation plans in each of the periods. For the six months ended June 30, 2016 and 2015, the Company’s net income, as reported, includes $3.6 million of stock-based compensation costs and $1.4 million of income tax benefits related to the stock-based compensation plans. During the three months ended June 30, 2015, the Company granted 3,600 restricted stock units. The Company did not issue any restricted stock units during the three months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, the Company granted 337,175 and 318,120 restricted stock units, respectively. The Company has not granted any stock options since 2009.

The Company estimated the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options included the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate at or for the six months ended June 30, 2016:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2015	415,909	$18.10
Granted	337,175	19.85
Vested	(235,335)	18.71
Forfeited	(14,660)	18.49
Non-vested at June 30, 2016	503,089	$18.98

Vested but unissued at June 30, 2016	280,450	$19.28

As of June 30, 2016, there was $8.2 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of awards vested for the three months ended June 30, 2015 were $0.8 million. No awards vested during the three months ended June 30, 2016. The total fair value of awards vested for the six months ended June 30, 2016 and 2015 was $4.8 million and $4.9 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes certain information regarding the stock option awards under the Omnibus Plan and the Prior Plans in the aggregate at or for the six months ended June 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)*

Outstanding at December 31, 2015	109,130	$16.14
Granted	-	-
Exercised	(27,945)	17.08
Forfeited	-	-
Outstanding at June 30, 2016	81,185	$15.81	1.9	$330

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three and six months ended June 30, 2016 and 2015 are provided in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Proceeds from stock options exercised	$109	$142	$127	$142
Fair value of shares received upon exercise of stock options	22	-	350	20
Tax benefit (expense) related to stock options exercised	14	8	(2)	9
Intrinsic value of stock options exercised	69	31	112	33

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2016:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2015	79,440	$21.64
Granted	10,905	19.88
Forfeited	-	-
Distributions	(1,363)	20.28
Outstanding at June 30, 2016	88,982	$19.88
Vested at June 30, 2016	88,667	$19.88

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($139,000) and $85,000 for the three months ended June 30, 2016 and 2015, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 for the three months ended June 30, 2015. There were no distributions for the three months ended June 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($109,000) and $94,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the six months ended June 30, 2016 and 2015 was $28,000 and $9,000, respectively.

10.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015

Employee Pension Plan:
Interest cost	$226	$221	$452	$442
Amortization of unrecognized loss	201	290	402	581
Expected return on plan assets	(348)	(350)	(696)	(700)
Net employee pension expense	$79	$161	$158	$323

Outside Director Pension Plan:
Service cost	$11	$11	$22	$22
Interest cost	24	24	48	48
Amortization of unrecognized gain	(21)	(14)	(42)	(28)
Amortization of past service liability	10	10	20	20
Net outside director pension expense	$24	$31	$48	$62

Other Postretirement Benefit Plans:
Service cost	$90	$95	$180	$190
Interest cost	80	75	160	150
Amortization of unrecognized loss	12	30	24	60
Amortization of past service credit	(22)	(22)	(43)	(43)
Net other postretirement expense	$160	$178	$321	$357

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2015 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2016. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2016, the Company has contributed $72,000 to the Outside Director Pension Plan and $33,000 to the Other Postretirement Benefit Plans. As of June 30, 2016, the Company has not revised its expected contributions for the year ending December 31, 2016.

11.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2016, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.8 million and $27.5 million, respectively. At December 31, 2015, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.7 million and $29.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and six months ended June 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(Dollars in thousands)	2016	2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Mortgage-backed securities	$2,292	$2,527	$(3)	$(28)	$2	$(36)
Other securities	28,514	28,205	90	(108)	186	89
Borrowed funds	27,485	29,018	492	(1,229)	1,546	(705)
Net gain (loss) from fair value adjustments (1) (2)			$579	$(1,365)	$1,734	$(652)

(1)	The net gain from fair value adjustments presented in the above table does not include net gains (losses) of ($1.7) million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, from the change in the fair value of interest rate swaps.

(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($3.8) million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2016 and December 31, 2015. The fair value of borrowed funds includes accrued interest payable of $0.1 million at June 30, 2016 and December 31, 2015.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at June 30, 2016 and December 31, 2015.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2016 and December 31, 2015, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2016 and December 31, 2015, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and a single issuer trust preferred security.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at June 30, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$580,500	$668,740	$-	$-	$580,500	$668,740
Other securities	-	-	361,444	317,445	7,167	7,212	368,611	324,657
Interest rate swaps	-	-	-	48	-	-	-	48

Total assets	$-	$-	$941,944	$986,233	$7,167	$7,212	$949,111	$993,445

Liabilities:
Borrowings	$-	$-	$-	$-	$27,485	$29,018	$27,485	$29,018
Interest rate swaps	-	-	16,201	4,314	-	-	16,201	4,314

Total liabilities	$-	$-	$16,201	$4,314	$27,485	$29,018	$43,686	$33,332

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended June 30, 2016
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,150	$27,977
Net gain from fair value adjustment of financial assets (1)	15	-
Net gain from fair value adjustment of financial liabilities (1)	-	(491)
Decrease in accrued interest payable	-	(1)
Change in unrealized gains included in other comprehensive income	2	-
Ending balance	$7,167	$27,485

Changes in unrealized gains held at period end	$2	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the six months ended June 30, 2016
	Trust preferred securities	Junior subordinated debentures

Beginning balance	$7,212	$29,018
Net loss from fair value adjustment of financial assets included in earnings (1)	(45)	-
Net gain from fair value adjustment of financial liabilities included in earnings (1)	-	(1,547)
Increase in accrued interest payable	-	14
Change in unrealized gains (losses) included in other comprehensive income	-	-
Ending balance	$7,167	$27,485

Changes in unrealized gains (losses) held at period end	$-	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

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

During the three and six months ended June 30, 2016 and 2015, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,167	Discounted cash flows	Discount rate	7.0%	-	7.07%	7.1%

Liabilities:

Junior subordinated debentures	$27,485	Discounted cash flows	Discount rate		7.0%		7.0%

	December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,212	Discounted cash flows	Discount rate	7.0%	-	7.07%	7.1%

Liabilities:

Junior subordinated debentures	$29,018	Discounted cash flows	Discount rate		7.0%		7.0%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2016 and December 31, 2015, is the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value at June 30, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$13,381	$15,360	$13,381	$15,360
Other real estate owned	-	-	-	-	3,668	4,932	3,668	4,932

Total assets	$-	$-	$-	$-	$17,049	$20,292	$17,049	$20,292

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$3,231	Income approach	Capitalization rate	6.3%	to	7.7%	7.2%
			Reduction for planned expedited disposal	9.3%	to	15.0%	14.3%

Impaired loans	$4,433	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	16.2%	-3.9%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$5,717	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-2.5%
			Capitalization rate	5.6%	to	9.0%	7.3%
			Reduction for planned expedited disposal	6.9%	to	15.0%	13.9%

Other real estate owned	$2,905	Income approach	Capitalization rate		9.0%		9.0%

Other real estate owned	$763	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-5.0%	to	25.0%	11.0%

	December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$3,878	Income approach	Capitalization rate	7.3%	to	8.5%	7.7%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,555	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	40.0%	-2.2%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,927	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-2.2%
			Capitalization rate	5.3%	to	9.0%	7.0%
			Loss severity discount	5.2%	to	15.0%	13.7%

Other real estate owned	$3,750	Income approach	Capitalization rate		9.0%		9.0%

Other real estate owned	$366	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-5.0%	to	25.0%	12.0%

Other real estate owned	$816	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-10.0%	to	15.0%	2.5%
			Capitalization rate		8.6%		8.6%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

The fair value of each material class of financial instruments at June 30, 2016 and December 31, 2015 and the related methods and assumptions used to estimate fair value are as follows:

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

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or for collateral dependent loans 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2016 and December 31, 2015, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$50,165	$50,165	$50,165	$-	$-
Securities held-to-maturity
Other securities	28,410	28,410	-	-	28,410
Securities available for sale
Mortgage-backed securities	580,500	580,500	-	580,500	-
Other securities	368,611	368,611	-	361,444	7,167
Loans	4,696,279	4,740,014	-	-	4,740,014
FHLB-NY stock	67,195	67,195	-	67,195	-

Total assets	$5,791,160	$5,834,895	$50,165	$1,009,139	$4,775,591

Liabilities:
Deposits	$3,941,224	$3,962,871	$2,529,674	$1,433,197	$-
Borrowings	1,444,751	1,458,537	-	1,431,052	27,485
Interest rate swaps	16,201	16,201	-	16,201	-

Total liabilities	$5,402,176	$5,437,609	$2,529,674	$2,880,450	$27,485

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$42,363	$42,363	$42,363	$-	$-
Securities held-to-maturity
Other securities	6,180	6,180	-	-	6,180
Securities available for sale
Mortgage-backed securities	668,740	668,740	-	668,740	-
Other securities	324,657	324,657	-	317,445	7,212
Loans	4,387,979	4,434,079	-	-	4,434,079
FHLB-NY stock	56,066	56,066	-	56,066	-
Interest rate swaps	48	48	-	48	-

Total assets	$5,486,033	$5,532,133	$42,363	$1,042,299	$4,447,471

Liabilities:
Deposits	$3,892,547	$3,902,888	$2,489,245	$1,413,643	$-
Borrowings	1,271,676	1,279,946	-	1,250,928	29,018
Interest rate swaps	4,314	4,314	-	4,314	-

Total liabilities	$5,168,537	$5,187,148	$2,489,245	$2,668,885	$29,018

12.	Derivative Financial Instruments

At June 30, 2016 and December 31, 2015, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for two purposes. The first purpose is to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. The second purpose is to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $177.5 million and $146.9 million at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015 derivatives with a combined notional amount of $36.3 million were not designated as hedges. At June 30, 2016 and December 31, 2015 derivatives with a combined notional amount of $159.2 million and $128.5 million were designated as fair value hedges. Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	June 30, 2016		December 31, 2015
	Notional Amount	Net Carrying Value (1)	Notional Amount	Net Carrying Value (1)

Interest rate swaps (hedge)	$-	$-	$28,588	$48
Interest rate swaps (hedge)	159,166	(9,981)	99,955	(1,515)
Interest rate swaps (non-hedge)	36,321	(6,220)	36,321	(2,799)
Total derivatives	$195,487	$(16,201)	$164,864	$(4,266)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition. There were no unrealized losses at June 30, 2016 and December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015

Financial Derivatives:
Interest rate swaps (non-hedge)	$(1,319)	$(2,125)	$(3,421)	$871
Interest rate swaps (hedge)	(375)	(8)	(415)	(46)
Net (loss) gain (1)	$(1,694)	$(2,133)	$(3,836)	$825

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

During the three months and six months ended June 30, 2016 and 2015, the Company did not record any hedge ineffectiveness.

The Company’s interest rate swaps are subject to master netting arrangements and are all with the same counterparty. The Company has not made a policy election to offset its derivative positions.

The Company did not have derivative assets presented in the Consolidated Statements of Condition at June 30, 2016.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2016
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$16,201	$-	$16,201	$-	$16,201	$-

	December 31, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$4,314	$-	$4,314	$48	$4,266	$-

13.	Income Taxes

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

Income tax provisions are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Federal:
Current	$16,228	$11,153	$19,888	$14,067
Deferred	(1,025)	(3,998)	62	(2,660)
Total federal tax provision	15,203	7,155	19,950	11,407
State and Local:
Current	5,976	4,148	6,361	4,855
Deferred	(462)	(1,782)	21	(1,195)
Total state and local tax provision	5,514	2,366	6,382	3,660

Total income tax provision	$20,717	$9,521	$26,332	$15,067

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effective tax rate was 40.5% and 39.1% for the three months ended June 30, 2016 and 2015, respectively, and 39.7% and 39.0% for the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate reflects the reduced impact of preferential tax items, as a result of the gain on sale of one of our properties in Flushing, Queens recorded during the three months ended June 30, 2016.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended June 30,				For the six months ended June 30,
(dollars in thousands)	2016		2015		2016		2015

Taxes at federal statutory rate	$17,903	35.0%	$8,524	35.0%	$23,215	35.0%	$13,522	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	3,584	7.0	1,538	6.3	4,148	6.3	2,379	6.2
Other	(770)	(1.5)	(541)	(2.2)	(1,031)	(1.6)	(834)	(2.2)
Taxes at effective rate	$20,717	40.5%	$9,521	39.1%	$26,332	39.7%	$15,067	39.0%

The Company has recorded a deferred tax asset of $33.4 million at June 30, 2016, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $25.4 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at June 30, 2016.

14.	Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended June 30, 2016:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$6,249	$(4,938)	$1,311
Other comprehensive income before reclassifications, net of tax	1,674	-	$1,674

Amounts reclassified from accumulated other comprehensive income, net of tax	-	103	103

Net current period other comprehensive income, net of tax	1,674	103	1,777

Ending balance, net of tax	$7,923	$(4,835)	$3,088

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended June 30, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$7,724	$(6,131)	$1,593
Other comprehensive income before reclassifications, net of tax	(5,477)	-	$(5,477)

Amounts reclassified from accumulated other comprehensive income, net of tax	(36)	164	128

Net current period other comprehensive income, net of tax	(5,513)	164	(5,349)

Ending balance, net of tax	$2,211	$(5,967)	$(3,756)

The following table sets forth the changes in accumulated other comprehensive income by component for the six months ended June 30, 2016:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income before reclassifications, net of tax	8,444	-	$8,444

Amounts reclassified from accumulated other comprehensive income, net of tax	-	206	206

Net current period other comprehensive income, net of tax	8,444	206	8,650

Ending balance, net of tax	$7,923	$(4,835)	$3,088

The following table sets forth the changes in accumulated other comprehensive income by component for the six months ended June 30, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income before reclassifications, net of tax	(1,145)	-	(1,145)

Amounts reclassified from accumulated other comprehensive income, net of tax	(36)	332	296

Net current period other comprehensive income, net of tax	(1,181)	332	(849)

Ending balance, net of tax	$2,211	$(5,967)	$(3,756)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income by component for the periods indicated:

For the three months ended June 30, 2016

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Unrealized gains on available for sale securities:	$2,363		Net gain on sale of securities
	(1,013)		Tax expense
	$1,350		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(192	)(1)	Other expense
Prior service credits	12	(1)	Other expense
	(180)		Total before tax
	77		Tax benefit
	$(103)		Net of tax

For the three months ended June 30, 2015

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains on available for sale securities:	$64		Net gain on sale of securities
	(28)		Tax expense
	$36		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(306	)(1)	Other expense
Prior service credits	12	(1)	Other expense
	(294)		Total before tax
	130		Tax benefit
	$(164)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income by component for the periods indicated:

For the six months ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains on available for sale securities:	$2,363		Net gain on sale of securities
	(1,013)		Tax expense
	$1,350		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(384	)(1)	Other expense
Prior service credits	23	(1)	Other expense
	(361)		Total before tax
	155		Tax benefit
	$(206)		Net of tax

For the six months ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)

Unrealized gains on available for sale securities:	$64		Net gain on sale of securities
	(28)		Tax expense
	$36		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(613	)(1)	Other expense
Prior service credits	23	(1)	Other expense
	(590)		Total before tax
	258		Tax benefit
	$(332)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

15.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of June 30, 2016, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at June 30, 2016 was 4.7%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2016		December 31, 2015
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$522,961	8.89%	$494,690	8.89%
Requirement to be well capitalized	294,004	5.00	278,175	5.00
Excess	228,957	3.89	216,515	3.89

Common Equity Tier I risk-based capital:
Capital level	$522,961	12.20%	$494,690	12.62
Requirement to be well capitalized	278,653	6.50	254,768	6.50
Excess	244,308	5.70	239,922	6.12

Tier 1 risk-based capital:
Capital level	$522,961	12.20%	$494,690	12.62%
Requirement to be well capitalized	342,958	8.00	313,560	8.00
Excess	180,003	4.20	181,130	4.62

Total risk-based capital:
Capital level	$545,159	12.72%	$516,226	13.17%
Requirement to be well capitalized	428,697	10.00	391,950	10.00
Excess	116,462	2.72	124,276	3.17

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2016, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at June 30, 2016 was 4.6%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2016		December 31, 2015
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$516,551	8.80%	$490,919	8.84%
Requirement to be well capitalized	293,532	5.00	277,611	5.00
Excess	223,019	3.80	213,308	3.84

Common Equity Tier I risk-based capital:
Capital level	$490,015	11.45%	$462,883	11.83
Requirement to be well capitalized	278,140	6.50	254,335	6.50
Excess	211,875	4.95	208,548	5.33

Tier 1 risk-based capital:
Capital level	$516,551	12.07%	$490,919	12.55%
Requirement to be well capitalized	342,326	8.00	313,028	8.00
Excess	174,225	4.07	177,891	4.55

Total risk-based capital:
Capital level	$538,749	12.59%	$512,454	13.10%
Requirement to be well capitalized	427,907	10.00	391,285	10.00
Excess	110,842	2.59	121,169	3.10

16.	New Authoritative Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses” which sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation”, which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an additional paid in capital pool. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

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

During the second quarter of 2016 we sold one of our properties in Flushing, Queens, realizing a pre-tax gain of $33.8 million. The planned sale is part of our greater strategy of reducing our non interest-earning assets and re-deploying those assets into our growing markets. The recent quarter also includes the impact of the extinguishment of $38.0 million in repurchase agreements, at an average cost of 4.16%, which were scheduled to mature in late 2017. A $2.1 million prepayment penalty was incurred as part of this transaction. In connection with the extinguishment of debt, we sold $64.6 million of securities, which were yielding 3.03%, recognizing a gain on sale of $2.4 million.

The trend of improving credit quality continued during the three months ended June 30, 2016, as we continued to see improvements in non-performing assets. Non-performing assets were $25.6 million at June 30, 2016, which was a decrease of $4.3 million, or 14.4%, from March 31, 2016. Non-accrual loans decreased $1.7 million, or 7.8%, during the second quarter to $20.4 million, and are at their lowest level since 2008. Net recoveries for the three months ended June 30, 2016 were $0.2 million. Our strong underwriting standards coupled with our practice of obtaining updated appraisals and recording charge-offs, when necessary, has resulted in a 46.6% average loan-to-value ratio on our collateral dependent loans reviewed for impairment at June 30, 2016.

Net loans increased $237.5 million, or 5.4%, during the second quarter of 2016. Loan originations and purchases for the three months ended June 30, 2016 totaled $387.9 million. The quarter included purchases of $98.4 million in multi-family real estate loans, $13.9 million in commercial real estate loans and $13.7 million in commercial business loans, at a yield of 3.45%. During the three months ended June 30, 2016, originations and purchases were primarily multi-family real estate, commercial real estate and commercial business loans as originations and purchases of these loan types accounted for 95.1% of the quarter’s originations. The weighted average yield on loan originations and purchases was 3.71% for the second quarter of 2016 compared to 3.77% and 3.79% for the quarters ended March 31, 2016 and June 30, 2015, respectively. Loan applications in process were $329.8 million at June 30, 2016 compared to $436.5 million at March 31, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Our net interest margin for the second quarter of 2016 was 2.99%, a decrease of one basis point from the trailing quarter. Included in net interest income are prepayment penalties on loans and interest recovered from non-accrual loans. The trailing quarter had an elevated level of prepayment penalty income from loans, while interest recovered from non-accrual loans was slightly higher in the recent quarter. Absent prepayment penalty income and recovered interest, the net interest margin would have increased by four basis points to 2.87% for the second quarter of 2016 from 2.83% for the first quarter of 2016.

The Bank and Company are subject to same regulatory capital requirements. At June 30, 2016, the Bank and Company were considered to be well-capitalized under all regulatory requirements. At June 30, 2016, the Bank’s capital ratios for Tier 1 leverage, Common Equity Tier 1, Tier 1 Risk-based, and Total Risk-based capital were 8.89%, 12.20%, 12.20% and 12.72%, respectively. At June 30, 2016, the Company’s capital ratios for Tier 1 leverage, Common Equity Tier 1, Tier 1 Risk-based, and Total Risk-based capital were 8.80%, 11.45%, 12.07% and 12.59%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

General. Net income for the three months ended June 30, 2016 was $30.4 million, an increase of $15.6 million, or 105.2%, compared to $14.8 million for the three months ended June 30, 2015. Diluted earnings per common share were $1.05 for the three months ended June 30, 2016, an increase of $0.54, or 105.9%, from $0.51 for the three months ended June 30, 2015.

Return on average equity increased to 25.0% for the three months ended June 30, 2016 from 12.7% for the three months ended June 30, 2015. Return on average assets increased to 2.1% for the three months ended June 30, 2016 from 1.1% for the three months ended June 30, 2015.

Interest Income. Total interest and dividend income increased $4.9 million, or 9.7%, to $55.1 million for the three months ended June 30, 2016 from $50.2 million for the three months ended June 30, 2015. The increase in interest income was primarily attributable to an increase of $579.2 million in the average balance of interest-earning assets to $5,612.9 million for the three months ended June 30, 2016 from $5,033.7 million for the comparable prior year period, partially offset by a decrease of six basis points in the yield of interest-earning assets to 3.93% for the three months ended June 30, 2016 from 3.99% in the comparable prior year period. The decline in the yield on interest-earning assets of six basis points was primarily due to a 19 basis point reduction in the yield of total loans, net to 4.24% for the three months ended June 30, 2016 from 4.43% for the three months ended June 30, 2015. The yield on interest-earning assets was positively impacted by an increase of $585.1 million in the average balance of higher yielding total loans, net to $4,567.0 million for the three months ended June 30, 2016 from $3,981.9 million for the comparable prior year period. Additionally, the yield on the securities portfolio increased 20 basis points to 2.66% for three months ended June 30, 2016, from 2.46% for the comparable prior year period. The 19 basis point decrease in the yield on the total loans, net was primarily due to the decline in the rates earned on new loan originations and purchases, as compared to the existing portfolio, loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased 17 basis points to 4.10% for the three months ended June 30, 2016 from 4.27% for the three months ended June 30, 2015. The 20 basis point increase in the yield on the securities portfolio was primarily due to the current year including $89.3 million in purchases at an average yield of 2.92%.

Interest Expense. Interest expense increased $1.1 million, or 9.3%, to $13.2 million for the three months ended June 30, 2016 from $12.1 million for the three months ended June 30, 2015. The increase in interest expense was primarily due to an increase of $503.3 million in the average balance of interest-bearing liabilities to $5,046.2 million for the three months ended June 30, 2016, from $4,542.9 million for the comparable prior year period. This increase in interest expense was partially offset by a decrease of two basis points in the cost of total deposits to 0.84% for the three months ended June 30, 2016 from 0.86% for the comparable prior year period. The decline in the cost of total deposits was primarily due to a decrease of nine basis points in the cost of certificates of deposit, primarily resulting from maturing issuances being replaced at lower rates. This decrease was partially offset by increases of 19 basis points, four basis points and three basis points in the cost of money market, NOW and savings accounts, respectively, for the three months ended June 30, 2016 from the comparable prior year period. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of NOW and savings accounts both increased primarily due to an increase in the rate we pay on some of our products to attract additional deposits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. For the three months ended June 30, 2016, net interest income was $41.9 million, an increase of $3.7 million, or 9.8%, from $38.1 million for the three months ended June 30, 2015. The increase in net interest income was primarily due to an increase of $579.2 million in the average balance of interest-earning assets to $5,612.9 million for the three months ended June 30, 2016 from $5,033.7 million for the comparable prior year period. The yield earned on interest-earning assets decreased six basis points to 3.93% for the quarter ended June 30, 2016 from 3.99% for the comparable prior year period. The cost of interest-bearing liabilities decreased one basis point to 1.05% for the three months ended June 30, 2016 as compared to 1.06% for the three months ended June 30, 2015. The effects of the above on both the net interest spread and net interest margin were decreases of five basis points to 2.88% and four basis points to 2.99%, respectively, for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. Included in net interest income was prepayment penalty income from loans for the three months ended June 30, 2016 and 2015 totaling $1.4 million and $1.5 million, respectively, along with recovered interest from non-accrual loans totaling $0.2 million and $0.1 million, respectively. Without the prepayment penalty income and recovered interest, the net interest margin for the three months ended June 30, 2016 would have been 2.87%, a decrease of three basis points, as compared to 2.90% for the three months ended June 30, 2015.

Benefit for Loan Losses. During the three months ended June 30, 2016 no provision for loan losses was recorded, compared to a benefit of $0.5 million recorded during the comparable prior year period. No provision was recorded during the three months ended June 30, 2016 due to the quarterly analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the three months ended June 30, 2016, the Bank recorded net recoveries totaling $0.2 million, as we continued to see improvement in credit conditions with non-accrual loans decreasing $1.7 million to $20.4 million from $22.1 million at March 31, 2016. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 41.8% at June 30, 2016. When we have obtained properties through foreclosure, we have been able to sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended June 30, 2016 was $37.7 million, an increase of $27.8 million, or 279.2%, from $9.9 million for the three months ended June 30, 2015. The increase in non-interest income was primarily due to increases of $27.3 million in net gains on sale of buildings and $2.4 million in net gains on sale of securities, partially offset by an increase of $1.9 million in net losses from fair value adjustments as compared to the prior year comparable period.

Non-Interest Expense. Non-interest expense was $28.5 million for the three months ended June 30, 2016, an increase of $4.2 million, or 17.3%, from $24.2 million for the three months ended June 30, 2015. The increase in non-interest expense was primarily due to a penalty of $2.1 million on the prepayment of $38.0 million in repurchase agreements and an increase of $0.8 million in salaries and benefits primarily due to annual salary increases and additions in staffing in retail, audit and compliance departments. The second quarter also included an increase of $0.7 million in professional services from increased legal and consulting expenses and $0.3 million in foreclosure expenses. The efficiency ratio improved to 57.1% for the three months ended June 30, 2016 from 57.5% for the three months ended June 30, 2015.

Income before Income Taxes. Income before the provision for income taxes increased $26.8 million, or 110.0%, to $51.2 million for the three months ended June 30, 2016 from $24.4 million for the three months ended June 30, 2015 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2016 was $20.7 million, an increase of $11.2 million, or 117.6%, from $9.5 million for the comparable prior year period. The increase was primarily due to an increase of $26.8 million in income before income taxes, and an increase in the effective tax rate to 40.5% for the three months ended June 30, 2016 from 39.1% in the comparable prior year period. The increase in the effective tax rate reflects the reduced impact of preferential tax items as a result of the increase in the gain on sale of buildings.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

General. Net income for the six months ended June 30, 2016 was $40.0 million, an increase of $16.4 million, or 69.7%, compared to $23.6 million for the six months ended June 30, 2015. Diluted earnings per common share were $1.38 for the six months ended June 30, 2016, an increase of $0.58, or 72.5%, from $0.80 for the six months ended June 30, 2015.

Return on average equity increased to 16.6% for the six months ended June 30, 2016 from 10.2% for the six months ended June 30, 2015. Return on average assets was 1.4% for the six months ended June 30, 2016 from 0.9% for the six months ended June 30, 2015.

Interest Income. Total interest and dividend income increased $9.7 million, or 9.7%, to $109.5 million for the six months ended June 30, 2016 from $99.8 million for the six months ended June 30, 2015. The increase in interest income was primarily attributable to an increase of $603.7 million in the average balance of interest-earning assets to $5,551.8 million for the six months ended June 30, 2016 from $4,948.1 million for the comparable prior year period, partially offset by a decrease of nine basis points in the yield of interest-earning assets to 3.94% for the six months ended June 30, 2016 from 4.03% in the comparable prior year period. The decline in the yield on interest-earning assets of nine basis points was primarily due to a 19 basis point reduction in the yield of total loans, net to 4.29% for the six months ended June 30, 2016 from 4.48% for the six months ended June 30, 2015. The yield on interest-earning assets was positively impacted by an increase of $563.0 million in the average balance of higher yielding total loans, net to $4,478.2 million for the six months ended June 30, 2016 from $3,915.2 million for the comparable prior year period. Additionally, the yield on the securities portfolio increased 19 basis points to 2.65% for six months ended June 30, 2016, from 2.46% for the comparable prior year period. The 19 basis point decrease in the yield on the total loans, net was primarily due to the decline in the rates earned on new loan originations and purchases, as compared to the existing portfolio, loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased 18 basis points to 4.12% for the six months ended June 30, 2016 from 4.30% for the six months ended June 30, 2015. The 19 basis point increase in the yield on the securities portfolio was primarily due to the current year including $89.2 million in purchases at an average yield of 2.94%.

Interest Expense. Interest expense increased $2.4 million, or 9.8%, to $26.4 million for the six months ended June 30, 2016 from $24.1 million for the six months ended June 30, 2015. The increase in interest expense was primarily due to an increase of $536.1 million in the average balance of interest-bearing liabilities to $5,002.9 million for the six months ended June 30, 2016, from $4,466.8 million for the comparable prior year period. This increase in interest expense was partially offset by a decrease of three basis points in the cost of total deposits to 0.84% for the six months ended June 30, 2016 from 0.87% for the comparable prior year period. The decline in the cost of total deposits was primarily due to a decrease of 15 basis points in the cost of certificates of deposit, resulting from maturing issuances being replaced at lower rates. This decrease was partially offset by increases of 20 basis points, five basis points and four basis points in the cost of money market, savings and NOW accounts, respectively, for the six months ended June 30, 2016 from the comparable prior year period. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of NOW and savings accounts both increased primarily due to an increase in the rate we pay on some of our products to attract additional deposits.

Net Interest Income. For the six months ended June 30, 2016, net interest income was $83.0 million, an increase of $7.3 million, or 9.7%, from $75.7 million for the six months ended June 30, 2015. The increase in net interest income was primarily due to an increase of $603.7 million in the average balance of interest-earning assets to $5,551.8 million for the six months ended June 30, 2016 from $4,948.1 million for the comparable prior year period. The yield earned on interest-earning assets decreased nine basis points to 3.94% for the six months ended June 30, 2016 from 4.03% for the comparable prior year period. The cost of interest-bearing liabilities decreased six basis points to 1.06% for the six months ended June 30, 2016 as compared to 1.08% for the six months ended June 30, 2015. The effects of the above on both the net interest spread and net interest margin were decreases of seven basis points to 2.88% and 2.99%, respectively, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Included in net interest income was prepayment penalty income from loans for the six months ended June 30, 2016 and 2015 totaling $3.5 million and $2.7 million, respectively, along with recovered interest from non-accrual loans totaling $0.3 million and $0.7 million, respectively. Without the prepayment penalty income and recovered interest, the net interest margin for the six months ended June 30, 2016 would have been 2.85%, a decrease of seven basis points, as compared to 2.92% for the six months ended June 30, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Benefit for Loan Losses. During the six months ended June 30, 2016 no provision for loan losses was recorded, compared to a benefit of $1.3 million recorded during the comparable prior year period. No provision was recorded during the six months ended June 30, 2016 due to the quarterly analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the six months ended June 30, 2016, the Bank recorded net recoveries totaling $0.7 million, as we continue to see improvement in credit conditions with non-accrual loans decreasing $2.4 million to $20.4 million from $22.8 million at December 31, 2015. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 41.8% at June 30, 2016. When we have obtained properties through foreclosure, we have been able to sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the six months ended June 30, 2016 was $40.3 million, an increase of $28.4 million, or 238.9%, from $11.9 million for the six months ended June 30, 2015. The increase in non-interest income was primarily due to increases of $27.3 million in net gains on sale of buildings and $2.4 million in net gains on sale of securities, partially offset by an increase of $2.3 million in net losses from fair value adjustments as compared to the prior year comparable period.

Non-Interest Expense. Non-interest expense was $57.0 million for the six months ended June 30, 2016, an increase of $6.8 million, or 13.5%, from $50.2 million for the six months ended June 30, 2015. The increase in non-interest expense was primarily due to an increase of $2.4 million in salaries and benefits primarily due to annual salary increases and additions in staffing in retail, audit and compliance departments, as well as increases in production incentives and the cost of split dollar life insurance benefits. The six months ended June 30, 2016 also included a penalty of $2.1 million on the prepayment of $38.0 million in repurchase agreements and increases of $1.0 million in professional services expense from increased legal and consulting expenses, $0.7 million in other operating expense due to the growth of the Bank and $0.6 million in depreciation and amortization expense, primarily due to the opening of two new branches along with the move to our new corporate headquarters both occurring in 2015. The efficiency ratio improved to 60.8% for the six months ended June 30, 2016 from 61.2% for the six months ended June 30, 2015.

Income before Income Taxes. Income before the provision for income taxes increased $27.7 million, or 71.7%, to $66.3 million for the six months ended June 30, 2016 from $38.6 million for the six months ended June 30, 2015 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2016 was $26.3 million, an increase of $11.3 million, or 74.8%, from $15.1 million for the comparable prior year period. The increase was primarily due to an increase of $27.7 million in income before income taxes, and an increase in the effective tax rate to 39.7% for the six months ended June 30, 2016 from 39.0% in the comparable prior year period. The increase in the effective tax rate reflects the reduced impact of preferential tax items as a result of the increase in the gain on sale of buildings.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2016 were $5,986.7 million, an increase of $282.1 million, or 4.9%, from $5,704.6 million at December 31, 2015. Total loans, net increased $307.6 million, or 7.0%, during the six months ended June 30, 2016 to $4,674.1 million from $4,366.4 million at December 31, 2015. Loan originations and purchases were $617.1 million for the six months ended June 30, 2016, an increase of $113.7 million, or 22.6%, from $503.4 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full relationship. The loan pipeline totaled $329.8 million at June 30, 2016 compared to $330.5 million at December 31, 2015.

The following table shows loan originations and purchases for the periods indicated:

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2016	2015	2016	2015
Multi-family residential (1)	$162,364	$50,429	$232,007	$177,175
Commercial real estate (2)	114,007	57,331	176,144	143,726
One-to-four family – mixed-use property	11,630	9,916	29,875	24,897
One-to-four family – residential	4,195	8,975	13,688	22,078
Co-operative apartments	470	450	470	450
Construction	2,427	845	4,114	1,387
Small Business Administration	314	5,233	6,315	6,481
Commercial business and other (3)	92,456	63,704	154,490	127,211
Total	$387,863	$196,883	$617,103	$503,405

(1)	Includes purchases of $98.4 million for the three and six months ended June 30, 2016 and $99.9 million for the six months ended June 30, 2015. There were no purchases during the three months ended June 30, 2015.
(2)	Includes purchases of $13.9 million for the three months ended June 30, 2016. There were no purchases during the three months ended June 30, 2015. Includes purchases of $25.9 million and $11.0 million for the six months ended June 30, 2016 and 2015, respectively.
(3)	Includes purchases of $13.7 million and $14.8 million for the three months ended June 30, 2016 and 2015, respectively. Includes purchases of $13.7 million and $15.2 million for the six months ended June 30, 2016 and 2015, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated during the second quarter of 2016 had an average loan-to-value ratio of 53.7% and an average debt coverage ratio of 184%.

The Bank’s non-performing assets totaled $25.6 million at June 30, 2016, a decrease of $5.4 million, or 17.5%, from $31.0 million at December 31, 2015. Total non-performing assets as a percentage of total assets were 0.43% at June 30, 2016 compared to 0.54% at December 31, 2015. The ratio of allowance for loan losses to total non-performing loans was 101.3% at June 30, 2016 and 82.6% at December 31, 2015. See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the six months ended June 30, 2016, mortgage-backed securities decreased $88.2 million, or 13.2%, to $580.5 million from $668.7 million at December 31, 2015. The decrease in mortgage-backed securities during the six months ended June 30, 2016 was primarily due to sales of $64.6 million at an average yield of 3.03% and principal repayments of $47.8 million, which were partially offset by purchases of $13.1 million at an average yield of 2.65% and an increase of $12.2 million in the fair value of mortgage-backed securities.

During the six months ended June 30, 2016, other securities, including securities held-to-maturity, increased $66.2 million, or 20.0%, to $397.0 million from $330.8 million at December 31, 2015. The increase in other securities during the six months ended June 30, 2016 was primarily due to purchases of $76.2 million at an average yield of 2.97% and an increase of $2.7 million in the fair value of other securities, which was partially offset by maturities totaling $11.5 million. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, collateralized loan obligations and corporate bonds.

Liabilities. Total liabilities were $5,477.8 million at June 30, 2016, an increase of $246.3 million, or 4.7%, from $5,231.6 million at December 31, 2015. During the six months ended June 30, 2016, due to depositors increased $39.6 million, or 1.0%, to $3,895.3 million, due to increases of $31.4 million in core deposits and $8.2 million in certificates of deposit. The increase in core deposits was due to increases of $47.6 million and $4.8 million in demand and NOW accounts, respectively, partially offset by decreases of $19.9 million and $1.2 million in money market and savings accounts, respectively. Borrowed funds increased $173.1 million during the six months ended June 30, 2016. The increase in borrowed funds was primarily due to a net increase in short-term borrowings to replace the seasonal outflow of Government deposits which are expected to return during the quarter ended September 30, 2016. During the six months ended June 30, 2016, a net increase of $215.0 million in short-term borrowings at an average cost of 0.56% and the addition of $150.0 million in long-term borrowings at an average cost of 1.42%, were partially offset by the maturity of $152.6 million in long-term borrowings at an average cost of 1.10% and the prepayment of repurchase agreements totaling $38.0 million at an average cost of 4.16%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $35.8 million, or 7.6%, to $508.9 million at June 30, 2016 from $473.1 million at December 31, 2015. Stockholders’ equity increased primarily due to net income of $40.0 million, an increase in other comprehensive income totaling $8.7 million, primarily due to an increase in the fair value of the securities portfolio and the net impact totaling $4.5 million from the vesting and exercising of shares of employee and director stock plans. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $0.34 per common share totaling $9.9 million and the purchase of 378,695 treasury shares, at an average price of $19.78 per share, for a total cost of $7.5 million. Book value per common share was $17.77 at June 30, 2016 compared to $16.41 at December 31, 2015.

Cash flow. During the six months ended June 30, 2016, funds provided by the Company's operating activities amounted to $31.5 million. These funds combined with $204.2 million provided from financing activities were utilized to fund net investing activities of $227.9 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the six months ended June 30, 2016, the net total of loan originations and purchases less loan repayments and sales was $289.8 million. During the six months ended June 30, 2016, the Company also funded $61.6 million in purchases of securities available for sale and $27.7 million in securities held-to-maturity. During the six months ended June 30, 2016, funds were provided by net increases in short-term borrowing of $215.0 million and total deposits of $48.3 million and an increase of $150.0 million in long-term borrowings. Additionally, funds were provided by $120.9 million in proceeds from maturities, sales, calls and prepayments of securities available for sale and the sale of buildings totaling $34.3 million. In addition to funding loan growth, these funds were used to repay $190.6 million in long-term borrowings. The Company also used funds of $9.9 million and $9.1 million for dividend payments and purchases of treasury stock, respectively, during the six months ended June 30, 2016.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2016. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2016, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of June 30, 2016:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-0.95%	11.01%	11.06%
-100 Basis points	1.07	7.53	10.88
Base interest rate	0.00	0.00	10.40
+100 Basis points	-5.05	-11.05	9.52
+200 Basis points	-10.68	-24.12	8.38

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended June 30, 2016 and 2015, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2016				2015
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$3,983,615	$42,969	4.31%		$3,476,163	$39,737	4.57%
Other loans, net	583,404	5,444	3.73		505,745	4,347	3.44
Total loans, net (1)	4,567,019	48,413	4.24		3,981,908	44,084	4.43
Taxable securities:
Mortgage-backed securities	599,247	3,707	2.47		706,510	4,340	2.46
Other securities	249,956	2,133	3.41		148,244	887	2.39
Total taxable securities	849,203	5,840	2.75		854,754	5,227	2.45
Tax-exempt securities: (2)
Other securities	147,230	790	2.15		137,270	879	2.56
Total tax-exempt securities	147,230	790	2.15		137,270	879	2.56
Interest-earning deposits and
federal funds sold	49,483	48	0.39		59,762	32	0.21
Total interest-earning assets	5,612,935	55,091	3.93		5,033,694	50,222	3.99
Other assets	284,923				275,769
Total assets	$5,897,858				$5,309,463

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$265,856	306	0.46		$268,791	291	0.43
NOW accounts	1,612,704	1,962	0.49		1,475,574	1,651	0.45
Money market accounts	483,317	681	0.56		331,117	307	0.37
Certificate of deposit accounts	1,417,379	5,121	1.45		1,340,456	5,165	1.54
Total due to depositors	3,779,256	8,070	0.85		3,415,938	7,414	0.87
Mortgagors' escrow accounts	67,728	27	0.16		62,906	23	0.15
Total deposits	3,846,984	8,097	0.84		3,478,844	7,437	0.86
Borrowed funds	1,199,178	5,105	1.70		1,064,055	4,645	1.75
Total interest-bearing liabilities	5,046,162	13,202	1.05		4,542,899	12,082	1.06
Non interest-bearing deposits	296,597				242,732
Other liabilities	68,838				58,214
Total liabilities	5,411,597				4,843,845
Equity	486,261				465,618
Total liabilities and equity	$5,897,858				$5,309,463

Net interest income /
net interest rate spread		$41,889	2.88%			$38,140	2.93%

Net interest-earning assets /
net interest margin	$566,773		2.99%		$490,795		3.03%

Ratio of interest-earning assets to
interest-bearing liabilities			1.11	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million for each of the three months ended June 30, 2016 and 2015, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the six months ended June 30, 2016 and 2015, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2016				2015
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$3,911,470	$85,423	4.37%		$3,417,708	$79,177	4.63%
Other loans, net	566,705	10,548	3.72		497,477	8,441	3.39
Total loans, net (1)	4,478,175	95,971	4.29		3,915,185	87,618	4.48
Taxable securities:
Mortgage-backed securities	629,006	7,881	2.51		704,520	8,721	2.48
Other securities	239,973	3,878	3.23		139,143	1,607	2.31
Total taxable securities	868,979	11,759	2.71		843,663	10,328	2.45
Tax-exempt securities: (2)
Other securities	137,293	1,582	2.30		137,627	1,766	2.57
Total tax-exempt securities	137,293	1,582	2.30		137,627	1,766	2.57
Interest-earning deposits and
federal funds sold	67,378	142	0.42		51,669	53	0.21
Total interest-earning assets	5,551,825	109,454	3.94		4,948,144	99,765	4.03
Other assets	284,479				273,555
Total assets	$5,836,304				$5,221,699

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$264,150	604	0.46		$267,507	555	0.41
NOW accounts	1,617,241	3,884	0.48		1,463,576	3,201	0.44
Money market accounts	470,606	1,287	0.55		317,962	560	0.35
Certificate of deposit accounts	1,410,765	10,242	1.45		1,319,229	10,533	1.60
Total due to depositors	3,762,762	16,017	0.85		3,368,274	14,849	0.88
Mortgagors' escrow accounts	58,838	53	0.18		55,415	46	0.17
Total deposits	3,821,600	16,070	0.84		3,423,689	14,895	0.87
Borrowed funds	1,181,263	10,362	1.75		1,043,104	9,176	1.76
Total interest-bearing liabilities	5,002,863	26,432	1.06		4,466,793	24,071	1.08
Non interest-bearing deposits	285,267				238,234
Other liabilities	65,331				53,795
Total liabilities	5,353,461				4,758,822
Equity	482,843				462,877
Total liabilities and equity	$5,836,304				$5,221,699

Net interest income /
net interest rate spread		$83,022	2.88%			$75,694	2.95%

Net interest-earning assets /
net interest margin	$548,962		2.99%		$481,351		3.06%

Ratio of interest-earning assets to
interest-bearing liabilities			1.11	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.5 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

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

	For the six months ended June 30,
(In thousands)	2016	2015

Mortgage Loans

At beginning of period	$3,832,914	$3,321,501

Mortgage loans originated:
Multi-family residential	133,650	77,286
Commercial real estate	150,213	132,758
One-to-four family – mixed-use property	29,875	24,897
One-to-four family – residential	13,688	22,078
Co-operative apartments	470	450
Construction	4,114	1,387
Total mortgage loans originated	332,010	258,856

Mortgage loans purchased:
Multi-family residential	98,357	99,889
Commercial real estate	25,931	10,968
Total mortgage loans purchased	124,288	110,857

Less:
Principal and other reductions	204,637	173,872
Loans transferred to Available for Sale	-	300
Sales	4,614	5,028

At end of period	$4,079,961	$3,512,014

Non-Mortgage Loans

At beginning of period	$539,697	$477,153

Other loans originated:
Small Business Administration	6,315	6,481
Commercial business	139,772	110,448
Other	1,012	1,550
Total other loans originated	147,099	118,479

Other loans purchased:
Commercial business	13,706	15,213
Total other loans purchased	13,706	15,213

Less:
Principal and other reductions	97,848	104,968
Sales	3,211	-

At end of period	$599,443	$505,877

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2016	2016	2015
Accrual Status:
Multi-family residential	$2,599	$2,611	$2,626
Commercial real estate	2,086	2,358	2,371
One-to-four family - mixed-use property	1,819	2,042	2,052
One-to-four family - residential	338	341	343
Small business administration	-	32	34
Commercial business and other	872	2,038	2,083
Total	$7,714	$9,422	$9,509

Non-Accrual Status:
One-to-four family - residential	$262	$-	$-
Commercial business and other	325	-	-
Total	$587	$-	$-
Total performing troubled debt restructured	$8,301	$9,422	$9,509

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2016	2016	2015
Loans 90 days or more past due
and still accruing:
Multi-family residential	$574	$792	$233
Commercial real estate	320	1,083	1,183
One-to-four family - mixed-use property	635	743	611
One-to-four family - residential	13	13	13
Construction	-	570	1,000
Commercial business and other	-	-	220
Total	1,542	3,201	3,260
Non-accrual loans:
Multi-family residential	3,162	3,518	3,561
Commercial real estate	2,299	3,295	2,398
One-to-four family - mixed-use property	6,005	5,519	5,952
One-to-four family - residential	8,406	8,861	10,120
Small business administration	185	201	218
Taxi Medallion	196	196	-
Commercial business and other	128	511	568
Total	20,381	22,101	22,817
Total non-performing loans	21,923	25,302	26,077
Other non-performing assets:
Real estate acquired through foreclosure	3,668	4,602	4,932
Total	3,668	4,602	4,932
Total non-performing assets	$25,591	$29,904	$31,009

Non-performing assets to total assets	0.43%	0.51%	0.54%
Allowance for loan losses to non-performing loans	101.25%	86.92%	82.58%

Included in loans over 90 days past due and still accruing were seven loans totaling $1.5 million, nine loans totaling $3.2 million and ten loans totaling $3.3 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively, which are past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the loans maturity or repay these loans.

Included in non-performing loans was one loan totaling $0.4 million at June 30, 2016, March 31, 2016 and December 31, 2015 which was restructured as TDR and not performing in accordance with its restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest and considered performing at the periods indicated:

	June 30, 2016		December 31, 2015
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$363	$4,706	$804	$9,422
Commercial real estate	987	2,405	153	2,820
One-to-four family - mixed-use property	1,025	4,417	1,257	8,630
One-to-four family - residential	527	1,518	154	4,261
Construction	576	-	-	-
Small Business Administration	119	2,435	-	42
Taxi medallion	-	3,767	-	-
Commercial business and other	12	3,012	2	-
Total delinquent loans	$3,609	$22,260	$2,370	$25,175

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $61.0 million at June 30, 2016, an increase of $6.2 million from $54.8 million at December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at June 30, 2016:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$7,678	$5,416	$-	$-	$13,094
Commercial real estate	1,552	4,952	-	-	6,504
One-to-four family - mixed-use property	3,797	9,785	-	-	13,582
One-to-four family - residential	1,346	10,431	-	-	11,777
Construction loans	576	570	-	-	1,146
Small Business Administration	554	870	-	-	1,424
Taxi Medallion	-	6,364	-	-	6,364
Commercial business and other	730	2,710	-	-	3,440
Total loans	16,233	41,098	-	-	57,331
Other Real Estate Owned	-	3,668	-	-	3,668
Total	$16,233	$44,766	$-	$-	$60,999

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	10,935	38,943	-	-	49,878
Other Real Estate Owned	-	4,932	-	-	4,932
Total	$10,935	$43,875	$-	$-	$54,810

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. At June 30, 2016, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 46.6%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses (“ALLL”) that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of our lenders, collection policies and experience, internal loan review function and other external factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 have a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified as impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral is generally evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired collateral dependent loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained. The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance that exceeds fair value is generally charged-off, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. In addition, taxi medallion loans with a loan-to-value greater than 100% are classified as impaired and allocated a portion of the ALLL in the amount of the excess of the loan-to-value over the loan’s principal balance. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance for loan losses, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We recorded total net recoveries of $0.2 million during the three months ended June 30, 2016, compared to total net charge-offs of $0.5 million during the three months ended June 30, 2015. Non-performing loans totaled $21.9 million at June 30, 2016, a decrease of $4.2 million from $26.1 million at December 31, 2015. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At June 30, 2016, the average loan-to-value ratio for our collateral dependent loans reviewed for impairment was 46.6%. As a result of the quarterly analysis of the allowance for loans losses, the allowance was deemed to be at an appropriate level and, as such, the Company did not record a provision or benefit for the three months ended June 30, 2016. A benefit for loan losses of $0.5 million was recorded for the three months ended June 30, 2015. Management has concluded, and the Board of Directors has concurred, that at June 30, 2016, the allowance for loan losses was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2016	2015

Balance at beginning of period	$21,535	$25,096

Benefit for loan losses	-	(1,250)

Loans charged-off:
Multi-family residential	(65)	(400)
Commercial real estate	-	(32)
One-to-four family – mixed-use property	(68)	(472)
One-to-four family – residential	(74)	(244)
Small Business Administration	(1)	-
Commercial business and other	(40)	(52)
Total loans charged-off	(248)	(1,200)

Recoveries:
Multi-family residential	219	214
Commercial real estate	-	68
One-to-four family – mixed-use property	205	47
One-to-four family – residential	366	74
Small Business Administration	74	27
Commercial business and other	47	8
Total recoveries	911	438

Net recoveries (charge-offs)	663	(762)

Balance at end of period	$22,198	$23,084

Ratio of net charge-offs (recoveries) during the period to
average loans outstanding during the period	(0.03)%	0.04%
Ratio of allowance for loan losses to gross loans at end of period	0.47%	0.57%
Ratio of allowance for loan losses to non-performing
assets at end of period	86.74%	70.35%
Ratio of allowance for loan losses to non-performing
loans at end of period	101.25%	80.83%

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – FINANCIAL INFORMATIOMTION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2016:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2016	17,000	$19.96	17,000	867,300
May 1 to May 31, 2016	329,995	19.76	329,995	537,305
June 1 to June 30, 2016	16,400	20.02	16,400	520,905
Total	363,395	$19.78	363,395

During the quarter ended June 30, 2016, the Company repurchased 363,395 shares of the Company’s common stock at an average cost of $19.78 per share. At June 30, 2016, 520,905 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II – FINANCIAL INFORMATIOMTION

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

Flushing Financial Corporation,

Dated: August 5, 2016	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 5, 2016	By: /s/Susan K. Cullen
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