Form 10-Q
period 2016-09-30
FLUSHING FINANCIAL CORP
filed 2016-11-04
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2016 was 28,618,493.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

(Dollars in thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$47,880	$42,363
Securities held-to-maturity:
Other securities (none pledged) (fair value of $33,410 and $6,180 at September 30, 2016 and December 31, 2015, respectively)	33,274	6,180
Securities available for sale:
Mortgage-backed securities (including assets pledged of $133,470 and $496,121 at September 30, 2016 and December 31, 2015, respectively; $2,166 and $2,527 at fair value pursuant to the fair value option at September 30, 2016 and December 31, 2015, respectively)	545,067	668,740
Other securities (including assets pledged of $91,799 and none at September 30, 2016 and December 31, 2015, respectively; $28,551 and $28,205 at fair value pursuant to the fair value option at September 30, 2016 and December 31, 2015, respectively)	365,812	324,657
Loans:
Multi-family residential	2,171,289	2,055,228
Commercial real estate	1,195,266	1,001,236
One-to-four family ― mixed-use property	555,691	573,043
One-to-four family ― residential	183,993	187,838
Co-operative apartments	7,494	8,285
Construction	11,250	7,284
Small Business Administration	14,339	12,194
Taxi medallion	20,536	20,881
Commercial business and other	564,972	506,622
Net unamortized premiums and unearned loan fees	16,447	15,368
Allowance for loan losses	(21,795)	(21,535)
Net loans	4,719,482	4,366,444
Interest and dividends receivable	19,833	18,937
Bank premises and equipment, net	26,000	25,622
Federal Home Loan Bank of New York stock	65,185	56,066
Bank owned life insurance	115,807	115,536
Goodwill	16,127	16,127
Other assets	44,788	63,962
Total assets	$5,999,255	$5,704,634

LIABILITIES
Due to depositors:
Non-interest bearing	$320,060	$269,469
Interest-bearing:
Certificate of deposit accounts	1,384,551	1,403,302
Savings accounts	258,058	261,748
Money market accounts	733,361	472,489
NOW accounts	1,296,475	1,448,695
Total interest-bearing deposits	3,672,445	3,586,234
Mortgagors' escrow deposits	49,276	36,844
Borrowed funds ($27,791 and $29,018 at fair value pursuant to the fair value option at September 30, 2016 and December 31, 2015, respectively)	1,320,515	1,155,676
Securities sold under agreements to repurchase	40,000	116,000
Other liabilities	84,338	67,344
Total liabilities	5,486,634	5,231,567

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2016 and December 31, 2015; 28,632,796 shares and 28,830,558 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	315	315
Additional paid-in capital	213,488	210,652
Treasury stock, at average cost (2,897,799 shares and 2,700,037 shares at September 30, 2016 and December 31, 2015, respectively)	(53,373)	(48,868)
Retained earnings	351,942	316,530
Accumulated other comprehensive income (loss), net of taxes	249	(5,562)
Total stockholders' equity	512,621	473,067

Total liabilities and stockholders' equity	$5,999,255	$5,704,634

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Interest and dividend income
Interest and fees on loans	$49,181	$45,243	$145,152	$132,861
Interest and dividends on securities:
Interest	6,173	6,508	19,275	18,366
Dividends	121	119	360	355
Other interest income	49	43	191	96
Total interest and dividend income	55,524	51,913	164,978	151,678

Interest expense
Deposits	8,520	7,701	24,590	22,596
Other interest expense	5,291	4,902	15,653	14,078
Total interest expense	13,811	12,603	40,243	36,674

Net interest income	41,713	39,310	124,735	115,004
Benefit for loan losses	-	(370)	-	(1,620)
Net interest income after benefit for loan losses	41,713	39,680	124,735	116,624

Non-interest income
Banking services fee income	826	778	2,775	2,560
Net gain on sale of securities	-	103	2,363	167
Net gain on sale of loans	240	306	584	355
Net gain on sale of buildings	-	-	33,814	6,537
Net loss from fair value adjustments	(823)	(1,094)	(2,925)	(921)
Federal Home Loan Bank of New York stock dividends	665	480	1,870	1,455
Gain from life insurance proceeds	47	-	458	-
Bank owned life insurance	707	725	2,096	2,157
Other income	191	399	1,075	1,264
Total non-interest income	1,853	1,697	42,110	13,574

Non-interest expense
Salaries and employee benefits	14,795	12,648	45,024	40,471
Occupancy and equipment	2,576	2,443	7,298	7,791
Professional services	1,730	1,907	5,907	5,036
FDIC deposit insurance	536	817	2,380	2,377
Data processing	939	1,178	3,229	3,425
Depreciation and amortization	1,169	993	3,263	2,528
Other real estate owned/foreclosure expense	273	110	831	717
Prepayment penalty on borrowings	-	-	2,082	-
Other operating expenses	4,259	3,612	13,214	11,550
Total non-interest expense	26,277	23,708	83,228	73,895

Income before income taxes	17,289	17,669	83,617	56,303

Provision for income taxes
Federal	5,568	5,375	25,518	16,782
State and local	1,087	1,286	7,469	4,946
Total taxes	6,655	6,661	32,987	21,728

Net income	$10,634	$11,008	$50,630	$34,575

Basic earnings per common share	$0.37	$0.38	$1.75	$1.18
Diluted earnings per common share	$0.37	$0.38	$1.75	$1.18
Dividends per common share	$0.17	$0.16	$0.51	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015

Net income	$10,634	$11,008	$50,630	$34,575

Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($82) and ($134) for the three months ended September 30, 2016 and 2015, respectively and of ($247) and ($402) for the nine months ended September 30, 2016 and 2015, respectively.	110	173	329	518
Amortization of prior service credits, net of taxes of $4 and $5 for the three months ended September 30, 2016 and 2015, respectively and of $14 and $15 for the nine months ended September 30, 2016 and 2015, respectively.	(7)	(6)	(20)	(19)
Reclassificaton adjustment for net gains included in income, net of taxes of $45 for the three months ended September 30, 2015 and of $1,013 and $73 for the nine months ended September 30, 2016 and 2015, respectively.	-	(58)	(1,350)	(94)
Net unrealized gains (losses) on securities, net of taxes of $2,177 and ($3,063) for the three months ended September 30, 2016 and 2015, respectively and of ($5,103) and ($2,230) for the nine months ended September 30, 2016 and 2015, respectively.	(2,942)	3,943	6,852	2,798

Total other comprehensive income (loss), net of tax	(2,839)	4,052	5,811	3,203

Comprehensive income	$7,795	$15,060	$56,441	$37,778

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,630	$34,575
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for loan losses	-	(1,620)
Depreciation and amortization of bank premises and equipment	3,263	2,528
Amortization of premium, net of accretion of discount	6,344	6,804
Net (gain) loss from fair value adjustments	2,925	921
Net gain from sale of loans	(584)	(355)
Net gain from sale of securities	(2,363)	(167)
Net gain from sale of buildings	(33,814)	(6,537)
Income from bank owned life insurance	(2,096)	(2,157)
Gain from life insurance proceeds	(458)	-
Stock-based compensation expense	4,169	4,222
Deferred compensation	(3,140)	(2,768)
Excess tax benefit from stock-based payment arrangements	(470)	(467)
Deferred income tax benefit	(1,228)	(5,024)
Increase in other liabilities	7,680	2,432
Decrease in other assets	6,549	2,065
Net cash provided by operating activities	37,407	34,452

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(4,159)	(9,933)
Net purchases of Federal Home Loan Bank of New York shares	(9,119)	(6,467)
Purchases of securities held-to-maturity	(35,705)	(3,100)
Proceeds from maturities of securities held-to-maturity	8,475	1,390
Purchases of securities available for sale	(59,678)	(294,453)
Proceeds from sales and calls of securities	66,996	163,158
Proceeds from maturities and prepayments of securities	85,829	92,733
Proceeds from bank owned life insurance	2,236	-
Proceeds from sale of buildings	34,332	20,209
Net originations of loans	(210,506)	(163,037)
Purchases of loans	(137,994)	(216,333)
Proceeds from sale of real estate owned	853	2,185
Proceeds from sale of loans	11,499	10,363
Net cash used in investing activities	(246,941)	(403,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	50,591	1,362
Net increase in interest-bearing deposits	85,616	207,653
Net increase in mortgagors' escrow deposits	12,432	9,021
Net proceeds from short-term borrowed funds	150,000	45,000
Proceeds from long-term borrowings	200,000	225,000
Repayment of long-term borrowings	(260,301)	(90,000)
Purchases of treasury stock	(9,102)	(15,604)
Excess tax benefit from stock-based payment arrangements	470	467
Proceeds from issuance of common stock upon exercise of stock options	132	142
Cash dividends paid	(14,787)	(13,999)
Net cash provided by financing activities	215,051	369,042

Net increase in cash and cash equivalents	5,517	209
Cash and cash equivalents, beginning of period	42,363	34,265
Cash and cash equivalents, end of period	$47,880	$34,474

SUPPLEMENTAL CASHFLOW DISCLOSURE
Interest paid	$39,792	$35,838
Income taxes paid	28,610	26,518
Taxes paid if excess tax benefits were not tax deductible	29,080	26,985
Non-cash activities:
Securities purchased not yet settled	2,000	-
Securities transferred from available for sale to held-to-maturity	-	4,510
Loans transferred to Other Real Estate Owned	486	1,588
Loans provided for the sale of Other Real Estate Owned	-	280
Loans held for investment transferred to loans held for sale	-	300

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2016 and 2015

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$473,067	$315	$210,652	$316,530	$(48,868)	$(5,562)
Net Income	50,630	-	-	50,630	-	-
Award of common shares released from Employee Benefit Trust (138,519 shares)	1,984	-	1,984	-	-	-
Vesting of restricted stock unit awards (245,311 shares)	-	-	(4,049)	(397)	4,446	-
Exercise of stock options (41,670 shares)	132	-	15	(34)	151	-
Stock-based compensation expense	4,416	-	4,416	-	-	-
Stock-based income tax benefit	470	-	470	-	-	-
Purchase of treasury shares (378,695 shares)	(7,492)	-	-	-	(7,492)	-
Repurchase of shares to satisfy tax obligation (77,994 shares)	(1,610)	-	-	-	(1,610)	-
Dividends on common stock ($0.51 per share)	(14,787)	-	-	(14,787)	-	-
Other comprehensive income	5,811	-	-	-	-	5,811
Balance at September 30, 2016	$512,621	$315	$213,488	$351,942	$(53,373)	$249

Balance at December 31, 2014	$456,247	$315	$206,437	$289,623	$(37,221)	$(2,907)
Net Income	34,575	-	-	34,575	-	-
Award of common shares released from Employee Benefit Trust (143,809 shares)	2,031	-	2,031	-	-	-
Vesting of restricted stock unit awards (204,310 shares)	-	-	(3,076)	(504)	3,580	-
Exercise of stock options (45,125 shares)	142	-	(51)	(179)	372	-
Stock-based compensation expense	4,128	-	4,128	-	-	-
Stock-based income tax benefit	467	-	467	-	-	-
Purchase of treasury shares (735,599 shares)	(14,351)	-	-	-	(14,351)	-
Repurchase of shares to satisfy tax obligation (65,637 shares)	(1,253)	-	-	-	(1,253)	-
Dividends on common stock ($0.48 per share)	(13,999)	-	-	(13,999)	-	-
Other comprehensive income	3,203	-	-	-	-	3,203
Balance at September 30, 2015	$471,190	$315	$209,936	$309,516	$(48,873)	$296

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses (“ALL”), the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, the fair value of financial instruments including the evaluation of other-than-temporary impairment (“OTTI”) on securities. Actual results could differ from these estimates.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income, as reported	$10,634	$11,008	$50,630	$34,575
Divided by:
Weighted average common shares outstanding	28,861	28,927	28,993	29,188
Weighted average common stock equivalents	14	19	13	21
Total weighted average common shares outstanding and common stock equivalents	28,875	28,946	29,006	29,209

Basic earnings per common share	$0.37	$0.38	$1.75	$1.18
Diluted earnings per common share (1)	$0.37	$0.38	$1.75	$1.18
Dividend payout ratio	45.9%	42.1%	29.1%	40.7%

(1)	For the three and nine months ended September 30, 2016 and 2015, there were no stock options that were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at September 30, 2016 and December 31, 2015. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$33,274	$33,410	$136	$-

Total	$33,274	$33,410	$136	$-

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2015:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$6,180	$6,180	$-	$-

Total	$6,180	$6,180	$-	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$104,011	$191	$6,180
Municipals	125,667	130,380	4,713	-
Mutual funds	21,658	21,658	-	-
Collateralized loan obligations	101,660	102,572	920	8
Other	7,193	7,191	-	2
Total other securities	366,178	365,812	5,824	6,190
REMIC and CMO	383,912	389,426	6,144	630
GNMA	7,520	7,700	180	-
FNMA	129,791	132,831	3,085	45
FHLMC	14,802	15,110	308	-
Total mortgage-backed securities	536,025	545,067	9,717	675
Total securities available for sale	$902,203	$910,879	$15,541	$6,865

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $0.4 million at September 30, 2016.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at September 30, 2016, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$11,370	$11,370
Due after one year through five years	40	40
Due after ten years	21,864	22,000

Total securities held-to-maturity	$33,274	$33,410

The amortized cost and fair value of the Company’s securities, classified as available for sale at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	1,795	1,821
Due after five years through ten years	118,691	117,707
Due after ten years	224,034	224,626

Total other securities	344,520	344,154
Mutual funds	21,658	21,658
Mortgage-backed securities	536,025	545,067

Total securities available for sale	$902,203	$910,879

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016:

		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Corporate	13	$93,820	$6,180	$19,294	$706	$74,526	$5,474
Collateralized loan obligations	1	7,474	8	-	-	7,474	8
Other	1	299	2	-	-	299	2
Total other securities	15	101,593	6,190	19,294	706	82,299	5,484

REMIC and CMO	11	55,603	630	19,707	131	35,896	499
FNMA	1	6,694	45	-	-	6,694	45
Total mortgage-backed securities	12	62,297	675	19,707	131	42,590	544
Total securities available for sale	27	$163,890	$6,865	$39,001	$837	$124,889	$6,028

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

The Company reviewed each investment that had an unrealized loss at September 30, 2016 and December 31, 2015. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.

The unrealized losses in total securities available for sale at September 30, 2016 and December 31, 2015 were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2016 and December 31, 2015.

The Company sold available for sale securities with book values at the time of sale totaling $64.6 million and $163.0 million during the nine months ended September 30, 2016 and 2015, respectively. The Company did not sell any available for sale securities during the three months ended September 30, 2016. The Company sold available for sale securities with book values at the time of sale totaling $138.0 million during the three months ended September 30, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Gross gains from the sale of securities	$-	$2,666	$2,370	$2,899
Gross losses from the sale of securities	-	(2,563)	(7)	(2,732)

Net gains from the sale of securities	$-	$103	$2,363	$167

5.	Loans

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Prior to a loan becoming 90 days delinquent an updated appraisal is ordered and/or an internal evaluation is prepared. The loan balances of collateral dependent impaired loans are compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. In addition, taxi medallion loans with a loan-to-value greater than 100% are classified as impaired and allocated a portion of the ALL in the amount of the excess of the loan-to-value over the loan’s principal balance. The 85% is based on the actual net proceeds the Bank has received from the sale of other real estate owned (“OREO”) as a percentage of OREO’s appraised value.

A loan is considered impaired when, based upon current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, in accordance with the original terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or, as a practical expedient, the fair value of the collateral if the loan is collateral dependent. All non-accrual loans are considered impaired. Interest income on impaired loans is recorded on the cash basis.

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

As of September 30, 2016, we utilized recent third party appraisals of the collateral to measure impairment for $45.3 million, or 88.2%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $6.1 million, or 11.8%, of collateral dependent impaired loans.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At September 30, 2016, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following table shows loans modified and classified as TDR during the period indicated:

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

One-to-four family - residential	2	$263	Received a below market interest rate and the loan amortizations were extended.	-	$-
Commercial business and other	2	739	One received an amortization extension and one received a below market interest rate and an amortization extension.	-	-
Small Business Administration	-	-		1	41	Received a below market interest rate and the loan amortization was extended.
Total	4	$1,002		1	$41

The recorded investment of the loans modified and classified as TDR presented in the table above, were unchanged as there was no principal forgiven in this modification.

The Company did not modify and classify any loans as TDR during the three months ended September 30, 2016 or 2015.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,586	9	$2,626
Commercial real estate	2	2,074	3	2,371
One-to-four family - mixed-use property	5	1,809	6	2,052
One-to-four family - residential	3	596	1	343
Small business administration	-	-	1	34
Commercial business and other	3	1,139	4	2,083

Total performing troubled debt restructured	22	$8,204	24	$9,509

During the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, there were no TDR loans transferred to non-performing status. During the nine months ended September 30, 2015, one TDR loan of $0.4 million was transferred to non-performing status, which resulted in this loan being included in non-performing loans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$392	1	$391

Total troubled debt restructurings that subsequently defaulted	1	$392	1	$391

The following table shows our non-performing loans at the periods indicated:

(In thousands)	September 30, 2016	December 31, 2015

Loans ninety days or more past due and still accruing:
Multi-family residential	$-	$233
Commercial real estate	1,183	1,183
One-to-four family - mixed-use property	470	611
One-to-four family - residential	-	13
Construction	-	1,000
Commercial Business and other	-	220
Total	1,653	3,260

Non-accrual mortgage loans:
Multi-family residential	1,649	3,561
Commercial real estate	1,157	2,398
One-to-four family - mixed-use property	4,534	5,952
One-to-four family - residential	8,340	10,120
Total	15,680	22,031

Non-accrual non-mortgage loans:
Small business administration	2,132	218
Taxi medallion	3,971	-
Commercial business and other	99	568
Total	6,202	786

Total non-accrual loans	21,882	22,817

Total non-accrual loans and loans ninety days or more past due and still accruing	$23,535	$26,077

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$468	$627	$1,405	$1,879
Less: Interest income included in the results of operations	99	153	391	540
Total foregone interest	$369	$474	$1,014	$1,339

The following tables show an age analysis of our recorded investment in loans, including loans past maturity, at the periods indicated:

	September 30, 2016
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$5,441	$917	$1,649	$8,007	$2,163,282	$2,171,289
Commercial real estate	3,052	377	2,340	5,769	1,189,497	1,195,266
One-to-four family - mixed-use property	4,396	746	5,004	10,146	545,545	555,691
One-to-four family - residential	1,081	427	8,146	9,654	174,339	183,993
Co-operative apartments	-	-	-	-	7,494	7,494
Construction loans	-	-	-	-	11,250	11,250
Small Business Administration	28	-	2,044	2,072	12,267	14,339
Taxi medallion	-	1,408	2,563	3,971	16,565	20,536
Commercial business and other	247	4	1	252	564,720	564,972
Total	$14,245	$3,879	$21,747	$39,871	$4,684,959	$4,724,830

	December 31, 2015
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$9,421	$804	$3,794	$14,019	$2,041,209	$2,055,228
Commercial real estate	2,820	153	3,580	6,553	994,683	1,001,236
One-to-four family - mixed-use property	8,630	1,258	6,563	16,451	556,592	573,043
One-to-four family - residential	4,261	154	10,134	14,549	173,289	187,838
Co-operative apartments	-	-	-	-	8,285	8,285
Construction loans	-	-	1,000	1,000	6,284	7,284
Small Business Administration	42	-	218	260	11,934	12,194
Taxi medallion	-	-	-	-	20,881	20,881
Commercial business and other	-	2	228	230	506,392	506,622
Total	$25,174	$2,371	$25,517	$53,062	$4,319,549	$4,372,611

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

September 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,177	$4,445	$3,326	$1,044	$75	$574	$1,042	$4,669	$846	$22,198
Charge-off's	(90)	-	(71)	-	-	(361)	-	(19)	-	(541)
Recoveries	11	11	47	-	-	44	-	25	-	138
Provision (Benefit)	(103)	60	(234)	(27)	15	151	1,290	(477)	(675)	-
Ending balance	$5,995	$4,516	$3,068	$1,017	$90	$408	$2,332	$4,198	$171	$21,795

September 30, 2015
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,300	$3,726	$5,180	$1,433	$29	$291	$11	$4,114	$23,084
Charge-off's	(58)	-	(99)	-	-	(9)	-	(10)	(176)
Recoveries	4	100	26	300	-	5	-	-	435
Provision (Benefit)	(596)	331	(233)	(371)	16	(42)	231	294	(370)
Ending balance	$7,650	$4,157	$4,874	$1,362	$45	$245	$242	$4,398	$22,973

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the nine month periods indicated:

September 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(155)	-	(139)	(74)	-	(362)	-	(59)	-	(789)
Recoveries	230	11	252	366	-	118	-	72	-	1,049
Provision (Benefit)	(798)	266	(1,272)	(502)	40	390	1,989	(284)	171	-
Ending balance	$5,995	$4,516	$3,068	$1,017	$90	$408	$2,332	$4,198	$171	$21,795

September 30, 2015
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$42	$279	$11	$4,205	$25,096
Charge-off's	(458)	(32)	(571)	(244)	-	(9)	-	(62)	(1,376)
Recoveries	218	168	73	374	-	32	-	8	873
Provision (Benefit)	(937)	(181)	(468)	(458)	3	(57)	231	247	(1,620)
Ending balance	$7,650	$4,157	$4,874	$1,362	$45	$245	$242	$4,398	$22,973

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

	September 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Unallocated	Total
Financing Receivables:
Ending Balance	$2,171,289	$1,195,266	$555,691	$183,993	$7,494	$11,250	$14,339	$20,536	$564,972	$-	$4,724,830
Ending balance: individually evaluated for impairment	$5,820	$6,443	$9,997	$10,507	$-	$-	$664	$16,659	$2,608	$-	$52,698
Ending balance: collectively evaluated for impairment	$2,165,469	$1,188,823	$545,694	$173,486	$7,494	$11,250	$13,675	$3,877	$562,364	$-	$4,672,132
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$237	$190	$449	$62	$-	$-	$47	$2,330	$13	$-	$3,328
Ending balance: collectively evaluated for impairment	$5,758	$4,326	$2,619	$955	$-	$90	$361	$2	$4,185	$171	$18,467

	December 31, 2015
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Unallocated	Total
Financing Receivables:
Ending Balance	$2,055,228	$1,001,236	$573,043	$187,838	$8,285	$7,284	$12,194	$20,881	$506,622	$-	$4,372,611
Ending balance: individually evaluated for impairment	$8,047	$6,183	$12,828	$12,598	$-	$1,000	$310	$2,118	$4,716	$-	$47,800
Ending balance: collectively evaluated for impairment	$2,047,181	$995,053	$560,215	$175,240	$8,285	$6,284	$11,884	$18,763	$501,906	$-	$4,324,811
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$252	$180	$502	$51	$-	$-	$-	$333	$112	$-	$1,430
Ending balance: collectively evaluated for impairment	$6,466	$4,059	$3,725	$1,176	$-	$50	$262	$10	$4,357	$-	$20,105

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,546	$3,877	$-	$5,742	$6,410	$-
Commercial real estate	4,369	4,396	-	3,812	3,869	-
One-to-four family mixed-use property	7,366	8,418	-	10,082	11,335	-
One-to-four family residential	10,074	11,591	-	12,255	14,345	-
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	1,000	1,000	-
Non-mortgage loans:
Small Business Administration	546	908	-	276	276	-
Taxi Medallion	10,106	10,106	-	-	-	-
Commercial Business and other	2,170	2,549	-	2,682	5,347	-

Total loans with no related allowance recorded	38,177	41,845	-	35,849	42,582	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,274	2,274	237	2,305	2,305	252
Commercial real estate	2,074	2,074	190	2,371	2,371	180
One-to-four family mixed-use property	2,631	2,633	449	2,746	2,746	502
One-to-four family residential	433	433	62	343	343	51
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	118	118	47	34	34	-
Taxi Medallion	6,553	6,553	2,330	2,118	2,118	333
Commercial Business and other	438	439	13	2,034	2,034	112

Total loans with an allowance recorded	14,521	14,524	3,328	11,951	11,951	1,430

Total Impaired Loans:
Total mortgage loans	$32,767	$35,696	$938	$40,656	$44,724	$985

Total non-mortgage loans	$19,931	$20,673	$2,390	$7,144	$9,809	$445

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,639	$23	$8,034	$14
Commercial real estate	4,661	55	4,930	35
One-to-four family mixed-use property	8,234	37	9,814	39
One-to-four family residential	10,204	19	13,040	28
Co-operative apartments	-	-	307	-
Construction	285	-	-	-
Non-mortgage loans:
Small Business Administration	404	13	301	6
Taxi Medallion	5,053	52	-	-
Commercial Business and other	2,211	45	3,363	51

Total loans with no related allowance recorded	35,691	244	39,789	173

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,279	29	2,326	30
Commercial real estate	2,080	24	538	7
One-to-four family mixed-use property	2,567	35	3,054	42
One-to-four family residential	435	4	348	3
Co-operative apartments	-	-	-	-
Construction	-	-	-	-
Non-mortgage loans:
Small Business Administration	397	1	38	1
Taxi Medallion	6,459	17	1,065	16
Commercial Business and other	448	7	3,064	32

Total loans with an allowance recorded	14,665	117	10,433	131

Total Impaired Loans:
Total mortgage loans	$35,384	$226	$42,391	$198

Total non-mortgage loans	$14,972	$135	$7,831	$106

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the nine months ended September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$5,129	$69	$9,470	$46
Commercial real estate	4,841	162	5,748	107
One-to-four family mixed-use property	8,407	119	10,781	133
One-to-four family residential	10,457	69	13,125	101
Co-operative apartments	-	-	153	-
Construction	380	-	-	-
Non-mortgage loans:
Small Business Administration	353	38	230	18
Taxi Medallion	3,369	155	-	-
Commercial Business and other	2,265	136	3,937	170

Total loans with no related allowance recorded	35,201	748	43,444	575

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,284	87	2,461	89
Commercial real estate	2,173	73	998	22
One-to-four family mixed-use property	2,622	107	3,069	126
One-to-four family residential	403	10	350	10
Co-operative apartments	-	-	-	-
Construction	-	-	-	-
Non-mortgage loans:
Small Business Administration	315	4	29	1
Taxi Medallion	5,009	91	532	49
Commercial Business and other	962	20	2,862	120

Total loans with an allowance recorded	13,768	392	10,301	417

Total Impaired Loans:
Total mortgage loans	$36,696	$696	$46,155	$634

Total non-mortgage loans	$12,273	$444	$7,590	$358

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	September 30, 2016
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$7,700	$3,234	$-	$-	$10,934
Commercial real estate	3,332	4,369	-	-	7,701
One-to-four family - mixed-use property	3,732	8,188	-	-	11,920
One-to-four family - residential	1,109	10,171	-	-	11,280
Co-operative apartments	-	-	-	-	-
Construction loans	-	-	-	-	-
Small Business Administration	702	607	-	-	1,309
Taxi Medallion	-	16,659	-	-	16,659
Commercial business and other	1,030	2,607	-	-	3,637
Total loans	$17,605	$45,835	$-	$-	$63,440

	December 31, 2015
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Co-operative apartments	-	-	-	-	-
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	$10,935	$38,943	$-	$-	$49,878

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $87.2 million and $231.8 million, respectively, at September 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2016 and December 31, 2015, the Bank did not have any loans held for sale.

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

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended September 30, 2016
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	3	$632	$-	$1
One-to-four family - mixed-use property	8	2,507	-	239

Total	11	$3,139	$-	$240

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended September 30, 2015
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	4	$1,539	$(3)	$1
Commercial real estate	2	741	-	13

Total (1)	6	$2,280	$(3)	$14

(1)	The above table does not include one performing commercial real estate loan for $3.0 million, which sold for a net gain of $30,000, and four performing SBA loans totaling $3.8 million, which sold for a net gain of $0.3 million, during the three months ended September 30, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the nine months ended September 30, 2016
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	9	$2,680	$(8)	$3
Commercial real estate	2	192	-	-
One-to-four family - mixed-use property	15	5,093	-	262

Total (1)	26	$7,965	$(8)	$265

(1)	The above table does not include the sale of six performing small business administration loans for proceeds totaling $3.5 million during the nine months ended September 30, 2016. These loans were sold for a net gain of $0.3 million.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the nine months ended September 30, 2015
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)

Multi-family residential	8	$3,420	$134	$(1)
Commercial real estate	3	2,051	-	13
One-to-four family - mixed-use property	7	1,836	-	51

Total (1)	18	$7,307	$134	$63

(1)	The above table does not include one performing commercial real estate loan for $3.0 million, which sold for a net gain of $30,000, and four performing SBA loans totaling $3.8 million, which sold for a net gain of $0.3 million, during the nine months ended September 30, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Other Real Estate Owned

The following are changes in OREO during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)

Balance at beginning of period	$3,668	$4,255	$4,932	$6,326
Acquisitions	-	816	486	1,588
Write-down of carrying value	(829)	-	(1,763)	(896)
Sales	-	(216)	(816)	(2,163)

Balance at end of period (1)	$2,839	$4,855	$2,839	$4,855

(1)	OREO are included in other assets on the Company’s Consolidated Statements of Financial Condition.

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)

Gross gains	$-	$4	$37	$306
Gross losses	-	-	-	(6)
Write-down of carrying value	(829)	-	(1,763)	(896)

Total net loss	$(829)	$4	$(1,726)	$(596)

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure or an in-substance repossession. During the three and nine months ended September 30, 2016, we did not foreclose on any consumer mortgages through in-substance repossession. At September 30, 2016, we held two foreclosed residential real estate properties totaling $0.6 million and at December 31, 2015, we held one foreclosed residential real estate property for $0.l million. Included within net loans as of September 30, 2016 and December 31, 2015 was a recorded investment of $12.9 million and $15.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

The following tables show the type of securities pledged and remaining maturity of repurchase agreements held at the periods indicated:

	At September 30, 2016
	Remaining Contractual Maturity of Agreements
	Less than 1 year	1 year to 3 years	Over 3 years	Total
	(In thousands)
Repurchase agreements:
Mortgage-backed securities	$-	$-	$40,000	$40,000

Total repurchase agreements	$-	$-	$40,000	$40,000

	At December 31, 2015
	Remaining Contractual Maturity of Agreements
	Less than 1 year	1 year to 3 years	Over 3 years	Total
	(In thousands)
Repurchase agreements:
Mortgage-backed securities	$38,000	$38,000	$40,000	$116,000

Total repurchase agreements	$38,000	$38,000	$40,000	$116,000

The fair value of the collateral pledged for the repurchase agreements above was $44.1 million and $131.4 million at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, $38.0 million in repurchase agreements, at an average cost of 4.16%, which were scheduled to mature in late 2017, were pre-paid. A $2.1 million prepayment penalty was incurred as part of this transaction.

9.	Stock-Based Compensation

For the three months ended September 30, 2016 and 2015, the Company’s net income, as reported, includes $1.1 million and $0.5 million, respectively, of stock-based compensation costs and $0.4 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans in each of the periods. For the nine months ended September 30, 2016 and 2015, the Company’s net income, as reported, includes $4.7 million and $4.2 million of stock-based compensation costs and $1.8 million and $1.6 million of income tax benefits related to the stock-based compensation plans. The Company did not issue any restricted stock units during the three months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016 and 2015, the Company granted 337,175 and 318,120 restricted stock units, respectively. The Company has not granted any stock options since 2009.

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

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate at or for the nine months ended September 30, 2016:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2015	415,909	$18.10
Granted	337,175	19.85
Vested	(235,535)	18.70
Forfeited	(17,010)	18.50
Non-vested at September 30, 2016	500,539	$18.98

Vested but unissued at September 30, 2016	280,450	$19.28

As of September 30, 2016, there was $7.4 million of total unrecognized compensation cost related to non-vested full value awards granted under the 2014 Omnibus Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of awards vested for the three months ended September 30, 2016 and 2015 were $4,000 and $39,000, respectively. The total fair value of awards vested for the nine months ended September 30, 2016 and 2015 was $4.8 million and $4.9 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

The following table summarizes certain information regarding the stock option awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate at or for the nine months ended September 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)*

Outstanding at December 31, 2015	109,130	$16.14
Granted	-	-
Exercised	(41,670)	17.82
Forfeited	-	-
Outstanding at September 30, 2016	67,460	$15.10	1.7	$582

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three and nine months ended September 30, 2016 and 2015 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Proceeds from stock options exercised	$5	$-	$132	$142
Fair value of shares received upon exercise of stock options	262	421	612	441
Tax benefit (expense) related to stock options exercised	(10)	87	(12)	324
Intrinsic value of stock options exercised	44	291	156	96

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2016:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2015	79,440	$21.64
Granted	11,543	20.09
Forfeited	-	-
Distributions	(1,364)	20.28
Outstanding at September 30, 2016	89,619	$23.72
Vested at September 30, 2016	89,435	$23.72

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $0.4 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. There were no distributions for the three months ended September 30, 2016 and 2015.

For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense for the Phantom Stock Plan of $0.2 million and $29,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the nine months ended September 30, 2016 and 2015 was $28,000 and $9,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015

Employee Pension Plan:
Interest cost	$226	$221	$678	$663
Amortization of unrecognized loss	201	291	604	872
Expected return on plan assets	(348)	(350)	(1,044)	(1,050)
Net employee pension expense	$79	$162	$238	$485

Outside Director Pension Plan:
Service cost	$11	$11	$33	$33
Interest cost	24	24	72	72
Amortization of unrecognized gain	(21)	(14)	(65)	(42)
Amortization of past service liability	9	10	30	30
Net outside director pension expense	$23	$31	$70	$93

Other Postretirement Benefit Plans:
Service cost	$90	$95	$270	$285
Interest cost	80	75	240	225
Amortization of unrecognized loss	12	30	36	90
Amortization of past service credit	(22)	(21)	(64)	(64)
Net other postretirement expense	$160	$179	$482	$536

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2015 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2016. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2016, the Company has contributed $108,000 to the Outside Director Pension Plan and $48,000 to the Other Postretirement Benefit Plans. As of September 30, 2016, the Company has not revised its expected contributions for the year ending December 31, 2016.

11.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2016, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.7 million and $27.8 million, respectively. At December 31, 2015, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.7 million and $29.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and nine months ended September 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2016	2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Mortgage-backed securities	$2,166	$2,527	$(6)	$-	$(4)	$(36)
Other securities	28,551	28,205	(30)	59	156	148
Borrowed funds	27,791	29,018	(296)	987	1,250	282
Net gain (loss) from fair value adjustments (1) (2)			$(332)	$1,046	$1,402	$394

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $0.5 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively, from the change in the fair value of interest rate swaps.

(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $4.3 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2016 and December 31, 2015. The fair value of borrowed funds includes accrued interest payable of $0.1 million at both September 30, 2016 and December 31, 2015.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at September 30, 2016 and December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2016 and December 31, 2015, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2016 and December 31, 2015, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and a single issuer trust preferred security.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at September 30, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$545,067	$668,740	$-	$-	$545,067	$668,740
Other securities	-	-	358,621	317,445	7,191	7,212	365,812	324,657
Interest rate swaps	-	-	-	48	-	-	-	48

Total assets	$-	$-	$903,688	$986,233	$7,191	$7,212	$910,879	$993,445

Liabilities:
Borrowings	$-	$-	$-	$-	$27,791	$29,018	$27,791	$29,018
Interest rate swaps	-	-	15,426	4,314	-	-	15,426	4,314

Total liabilities	$-	$-	$15,426	$4,314	$27,791	$29,018	$43,217	$33,332

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended September 30, 2016
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,167	$27,485
Net gain from fair value adjustment of financial assets (1)	23	-
Net loss from fair value adjustment of financial liabilities (1)	-	296
Increase in accrued interest payable	-	10
Change in unrealized gains (losses) included in other comprehensive income	1	-
Ending balance	$7,191	$27,791

Changes in unrealized gains (losses) held at period end	$1	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended September 30, 2015
	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,899	$7,226	$29,476
Transfer to held-to-maturity	-	-	-
Principal repayments	(7,899)	-	-
Maturities	-	-	-
Net loss from fair value adjustment of financial assets included in earnings (1)	-	(44)	-
Net gain from fair value adjustment of financial liabilities included in earnings (1)	-	-	(988)
Increase in accrued interest payable	-	-	3
Change in unrealized gains (losses) included in other comprehensive income	-	(1)	-
Ending balance	$-	$7,181	$28,491

Changes in unrealized gains (losses) held at period end	$-	$(1)	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2016
	Trust preferred securities	Junior subordinated debentures

Beginning balance	$7,212	$29,018
Net loss from fair value adjustment of financial assets included in earnings (1)	(23)	-
Net gain from fair value adjustment of financial liabilities included in earnings (1)	-	(1,250)
Increase in accrued interest payable	1	23
Change in unrealized gains (losses) included in other comprehensive income	1	-
Ending balance	$7,191	$27,791

Changes in unrealized gains (losses) held at period end	$1	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

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

During the three and nine months ended September 30, 2016 and 2015, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,191	Discounted cash flows	Discount rate	7.0%	-	7.05%	7.0%

Liabilities:

Junior subordinated debentures	$27,791	Discounted cash flows	Discount rate		7.0%		7.0%

	December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,212	Discounted cash flows	Discount rate	7.0%	-	7.07%	7.1%

Liabilities:

Junior subordinated debentures	$29,018	Discounted cash flows	Discount rate		7.0%		7.0%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2016 and December 31, 2015, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value at September 30, 2016 and December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$12,144	$15,360	$12,144	$15,360
Other real estate owned	-	-	-	-	2,839	4,932	2,839	4,932

Total assets	$-	$-	$-	$-	$14,983	$20,292	$14,983	$20,292

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$2,472	Income approach	Capitalization rate	6.0%	to	7.1%	7.1%
			Loss severity discount	8.7%	to	15.0%	14.0%

Impaired loans	$4,426	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-40.0%	to	16.2%	-3.1%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,246	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-2.4%
			Capitalization rate	5.3%	to	11.0%	7.1%
			Loss severity discount	6.9%	to	15.0%	13.8%

Other real estate owned	$2,839	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-5.0%	to	25.0%	2.8%

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

The fair value of each material class of financial instruments at September 30, 2016 and December 31, 2015 and the related methods and assumptions used to estimate fair value are as follows:

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

Other Financial Instruments:

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable). At September 30, 2016 and December 31, 2015, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2016
	Carrying Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$47,880	$47,880	$47,880	$-	$-
Securities held-to-maturity
Other securities	33,274	33,410	-	-	33,410
Securities available for sale
Mortgage-backed securities	545,067	545,067	-	545,067	-
Other securities	365,812	365,812	-	358,621	7,191
Loans	4,741,277	4,780,500	-	-	4,780,500
FHLB-NY stock	65,185	65,185	-	65,185	-

Total assets	$5,798,495	$5,837,854	$47,880	$968,873	$4,821,101

Liabilities:
Deposits	$4,041,781	$4,058,678	$2,657,230	$1,401,448	$-
Borrowings	1,360,515	1,370,749	-	1,342,958	27,791
Interest rate swaps	15,426	15,426	-	15,426	-

Total liabilities	$5,417,722	$5,444,853	$2,657,230	$2,759,832	$27,791

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$42,363	$42,363	$42,363	$-	$-
Securities held-to-maturity
Other securities	6,180	6,180	-	-	6,180
Securities available for sale
Mortgage-backed securities	668,740	668,740	-	668,740	-
Other securities	324,657	324,657	-	317,445	7,212
Loans	4,387,979	4,434,079	-	-	4,434,079
FHLB-NY stock	56,066	56,066	-	56,066	-
Interest rate swaps	48	48	-	48	-

Total assets	$5,486,033	$5,532,133	$42,363	$1,042,299	$4,447,471

Liabilities:
Deposits	$3,892,547	$3,902,888	$2,489,245	$1,413,643	$-
Borrowings	1,271,676	1,279,946	-	1,250,928	29,018
Interest rate swaps	4,314	4,314	-	4,314	-

Total liabilities	$5,168,537	$5,187,148	$2,489,245	$2,668,885	$29,018

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.        Derivative Financial Instruments

At September 30, 2016 and December 31, 2015, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for two purposes. The first purpose is to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million at both September 30, 2016 and December 31, 2015. The second purpose is to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $208.1 million and $146.9 million at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At September 30, 2016 and December 31, 2015, derivatives with a combined notional amount of $189.8 million and $128.5 million were designated as fair value hedges. Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain (loss) from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	September 30, 2016		December 31, 2015
	Notional Amount	Net Carrying Value (1)	Notional Amount	Net Carrying Value (1)

Interest rate swaps (hedge)	$-	$-	$28,588	$48
Interest rate swaps (hedge)	189,791	(9,095)	99,955	(1,515)
Interest rate swaps (non-hedge)	36,321	(6,331)	36,321	(2,799)
Total derivatives	$226,112	$(15,426)	$164,864	$(4,266)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition. There were no unrealized losses at September 30, 2016 and December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015

Financial Derivatives:
Interest rate swaps (non-hedge)	$(111)	$(1,753)	$(3,532)	$(882)
Interest rate swaps (hedge)	(380)	(387)	(795)	(433)
Net (loss) gain (1)	$(491)	$(2,140)	$(4,327)	$(1,315)

(1)	Net gains and losses are recorded as part of “Net gain (losses) from fair value adjustments” in the Consolidated Statements of Income.

During the three months and nine months ended September 30, 2016 and 2015, the Company did not record any hedge ineffectiveness.

The Company’s interest rate swaps are subject to master netting arrangements and are all with the same counterparty. The Company has not made a policy election to offset its derivative positions.

The Company did not have derivative assets presented in the Consolidated Statements of Condition at September 30, 2016.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2016
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$15,426	$-	$15,426	$-	$15,426	$-

	December 31, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$4,314	$-	$4,314	$48	$4,266	$-

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

Income tax provisions are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Federal:
Current	$6,474	$6,195	$26,362	$20,262
Deferred	(906)	(820)	(844)	(3,480)
Total federal tax provision	5,568	5,375	25,518	16,782
State and Local:
Current	1,492	1,635	7,853	6,490
Deferred	(405)	(349)	(384)	(1,544)
Total state and local tax provision	1,087	1,286	7,469	4,946

Total income tax provision	$6,655	$6,661	$32,987	$21,728

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effective tax rate was 38.5% and 37.7% for the three months ended September 30, 2016 and 2015, respectively, and 39.5% and 38.6% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate reflects the reduced impact of preferential tax items, as a result of the gain on sale of one of our properties in Flushing, Queens recorded during the nine months ended September 30, 2016.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended September 30,				For the nine months ended September 30,
(dollars in thousands)	2016		2015		2016		2015

Taxes at federal statutory rate	$6,051	35.0%	$6,184	35.0%	$29,266	35.0%	$19,706	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	707	4.1	836	4.7	4,855	5.8	3,215	5.7
Other	(103)	(0.6)	(359)	(2.0)	(1,134)	(1.3)	(1,193)	(2.1)
Taxes at effective rate	$6,655	38.5%	$6,661	37.7%	$32,987	39.5%	$21,728	38.6%

The Company has recorded a deferred tax asset of $34.8 million at September 30, 2016, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $23.3 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at September 30, 2016.

14.        Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended September 30, 2016:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$7,923	$(4,835)	$3,088
Other comprehensive income (loss) before reclassifications, net of tax	(2,942)	-	(2,942)

Amounts reclassified from accumulated other comprehensive income, net of tax	-	103	103

Net current period other comprehensive income (loss), net of tax	(2,942)	103	(2,839)

Ending balance, net of tax	$4,981	$(4,732)	$249

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended September 30, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$2,211	$(5,967)	$(3,756)
Other comprehensive income before reclassifications, net of tax	3,943	-	3,943

Amounts reclassified from accumulated other comprehensive income, net of tax	(58)	167	109

Net current period other comprehensive income, net of tax	3,885	167	4,052

Ending balance, net of tax	$6,096	$(5,800)	$296

The following table sets forth the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2016:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income before reclassifications, net of tax	6,852	-	6,852

Amounts reclassified from accumulated other comprehensive income, net of tax	(1,350)	309	(1,041)

Net current period other comprehensive income, net of tax	5,502	309	5,811

Ending balance, net of tax	$4,981	$(4,732)	$249

The following table sets forth the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2015:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income before reclassifications, net of tax	2,798	-	2,798

Amounts reclassified from accumulated other comprehensive income, net of tax	(94)	499	405

Net current period other comprehensive income, net of tax	2,704	499	3,203

Ending balance, net of tax	$6,096	$(5,800)	$296

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income by component for the periods indicated:

For the three months ended September 30, 2016

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Amortization of defined benefit pension items:
Net actuarial losses	$(192)	(1)	Other expense
Net prior service credits	11	(1)	Other expense
	(181)		Total before tax
	78		Tax benefit
	$(103)		Net of tax

For the three months ended September 30, 2015

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Net unrealized gains on available for sale securities	$103		Net gain on sale of securities
	(45)		Tax expense
	$58		Net of tax

Amortization of defined benefit pension items:
Net actuarial losses	$(307)	(1)	Other expense
Net prior service credits	11	(1)	Other expense
	(296)		Total before tax
	129		Tax benefit
	$(167)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income by component for the periods indicated:

For the nine months ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Net unrealized gains on available for sale securities	$2,363		Net gain on sale of securities
	(1,013)		Tax expense
	$1,350		Net of tax

Amortization of defined benefit pension items:
Net actuarial losses	$(575)	(1)	Other expense
Net prior service credits	33	(1)	Other expense
	(542)		Total before tax
	233		Tax benefit
	$(309)		Net of tax

For the nine months ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(in thousands)

Net unrealized gains on available for sale securities	$167		Net gain on sale of securities
	(73)		Tax expense
	$94		Net of tax

Amortization of defined benefit pension items:
Net actuarial losses	$(920)	(1)	Other expense
Net prior service credits	34	(1)	Other expense
	(886)		Total before tax
	387		Tax benefit
	$(499)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 10 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

15.        Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of September 30, 2016, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at September 30, 2016 was 4.96%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2016		December 31, 2015
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$528,168	8.88%	$494,690	8.89%
Requirement to be well capitalized	297,261	5.00	278,175	5.00
Excess	230,907	3.88	216,515	3.89

Common Equity Tier I risk-based capital:
Capital level	$528,168	12.44%	$494,690	12.62
Requirement to be well capitalized	275,911	6.50	254,768	6.50
Excess	252,257	5.94	239,922	6.12

Tier 1 risk-based capital:
Capital level	$528,168	12.44%	$494,690	12.62%
Requirement to be well capitalized	339,583	8.00	313,560	8.00
Excess	188,585	4.44	181,130	4.62

Total risk-based capital:
Capital level	$549,963	12.96%	$516,226	13.17%
Requirement to be well capitalized	424,479	10.00	391,950	10.00
Excess	125,484	2.96	124,276	3.17

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2016, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at September 30, 2016 was 4.87%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2016		December 31, 2015
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$523,428	8.80%	$490,919	8.84%
Requirement to be well capitalized	297,458	5.00	277,611	5.00
Excess	225,970	3.80	213,308	3.84

Common Equity Tier I risk-based capital:
Capital level	$496,605	11.72%	$462,883	11.83
Requirement to be well capitalized	275,404	6.50	254,335	6.50
Excess	221,201	5.22	208,548	5.33

Tier 1 risk-based capital:
Capital level	$523,428	12.35%	$490,919	12.55%
Requirement to be well capitalized	338,958	8.00	313,028	8.00
Excess	184,470	4.35	177,891	4.55

Total risk-based capital:
Capital level	$545,223	12.87%	$512,454	13.10%
Requirement to be well capitalized	423,698	10.00	391,285	10.00
Excess	121,525	2.87	121,169	3.10

16.       New Authoritative Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, to clarify how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are intended to reduce diversity in practice by clarifying whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect adoption of this ASU will have a material affect on its consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” which sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation”, which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an additional paid in capital pool. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations and financial condition.

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

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) Small Business Administration (“SBA”) loans and other small business loans; (3) construction loans, primarily for residential properties; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by changes in the fair value of financial assets and financial liabilities for which changes in value are recorded through earnings, our periodic provision for loan losses and specific provision for losses on real estate owned.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	continue our emphasis on the origination of multi-family residential mortgage loans, commercial business loans and commercial real estate mortgage loans;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	maintain asset quality;

•	manage deposit growth and maintain a low cost of funds through

▪	business banking deposits,
▪	personal accounts,
▪	municipal deposits through government banking, and
▪	new customer relationships via iGObanking.com®;

•	building relationships with our lending and deposit customers;

•	take advantage of market disruptions to attract talent and customers from competitors;

•	manage interest rate risk and capital; and

•	manage enterprise-wide risk.

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

Our net interest margin for the third quarter of 2016 was 2.94%, a decrease of five basis points from the trailing quarter. Included in net interest income are prepayment penalties on loans and securities and interest recovered from non-accrual loans. Absent prepayment penalty income and recovered interest, the net interest margin would have decreased by six basis points to 2.81% for the third quarter of 2016 from 2.87% for the second quarter of 2016.

The trend of improving credit quality continued during the three months ended September 30, 2016, as we continued to see improvements in classified assets. Classified assets were $48.7 million at September 30, 2016, which was an increase of $3.9 million, or 8.7%, from June 30, 2016, while non-accrual loans increased $1.5 million, or 7.4%, during the third quarter to $21.9 million. Net charge-offs for the three months ended September 30, 2016 were $0.4 million. Our strong underwriting standards coupled with our practice of obtaining updated appraisals and recording charge-offs, when necessary, has resulted in a 54.5% average loan-to-value ratio on our collateral dependent loans reviewed for impairment at September 30, 2016.

Net loans increased $45.4 million, or 1.0%, during the third quarter of 2016. Loan originations for the three months ended September 30, 2016 totaled $233.2 million. During the three months ended September 30, 2016, originations were primarily multi-family real estate, commercial real estate and commercial business loans as originations of these loan types accounted for 92.1% of the quarter’s originations. The weighted average yield on loan originations and purchases was 3.74% for the third quarter of 2016 compared to 3.71% and 3.56% for the quarters ended June 30, 2016 and September 30, 2015, respectively. Loan applications in process were $289.3 million at September 30, 2016 compared to $329.8 million at June 30, 2016. We have begun to execute on the strategy change to increase net interest income through increasing rates as opposed to increasing volume. The interest rates on our mortgage loan pipeline increased 11 basis points to 4.05% from 3.94% at June 30, 2016. This strategy shift positions the Company to reap the benefits of an increase in rates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Bank and Company are subject to the same regulatory capital requirements. At September 30, 2016, the Bank and Company were considered to be well-capitalized under all regulatory requirements. At September 30, 2016, the Bank’s capital ratios for Tier 1 leverage, Common Equity Tier 1, Tier 1 Risk-based, and Total Risk-based capital were 8.88%, 12.44%, 12.44% and 12.96%, respectively. At September 30, 2016, the Company’s capital ratios for Tier 1 leverage, Common Equity Tier 1, Tier 1 Risk-based, and Total Risk-based capital were 8.80%, 11.72%, 12.35% and 12.87%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

General. Net income for the three months ended September 30, 2016 was $10.6 million, a decrease of $0.4 million, or 3.4%, compared to $11.0 million for the three months ended September 30, 2015. Diluted earnings per common share were $0.37 for the three months ended September 30, 2016, a decrease of $0.01, or 2.6%, from $0.38 for the three months ended September 30, 2015.

Return on average equity was 8.4% for the three months ended September 30, 2016 compared to 9.5% for the three months ended September 30, 2015. Return on average assets was 0.7% for the three months ended September 30, 2016 compared to 0.8% for the three months ended September 30, 2015.

Interest Income. Interest and dividend income increased $3.6 million, or 7.0%, to $55.5 million for the three months ended September 30, 2016 from $51.9 million for the three months ended September 30, 2015. The increase in interest income was primarily attributable to an increase of $533.4 million in the average balance of interest-earning assets to $5,684.4 million for the three months ended September 30, 2016 from $5,151.0 million for the comparable prior year period, partially offset by a decrease of 12 basis points in the yield on interest-earning assets to 3.91% for the three months ended September 30, 2016 from 4.03% in the comparable prior year period. The decline in the yield on interest-earning assets of 12 basis points was primarily due to a 25 basis point reduction in the yield on total loans, net to 4.20% for the three months ended September 30, 2016 from 4.45% for the three months ended September 30, 2015. The yield on interest-earning assets was positively impacted by an increase of $616.9 million in the average balance of higher yielding total loans, net to $4,686.6 million for the three months ended September 30, 2016 from $4,069.7 million for the comparable prior year period. Additionally, the yield on the securities portfolio increased two basis points to 2.66% for the three months ended September 30, 2016, from 2.64% for the comparable prior year period. The 25 basis point decrease in the yield on the total loans, net was primarily due to the decline in the rates earned on new loan originations and purchases, as compared to the existing portfolio, loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased 16 basis points to 4.05% for the three months ended September 30, 2016 from 4.21% for the three months ended September 30, 2015.

Interest Expense. Interest expense increased $1.2 million, or 9.6%, to $13.8 million for the three months ended September 30, 2016 from $12.6 million for the three months ended September 30, 2015. The increase in interest expense was primarily due to increases of $416.5 million in the average balance of interest-bearing liabilities to $5,059.6 million for the three months ended September 30, 2016, from $4,643.2 million for the comparable prior year period and four basis points in the cost of total deposits to 0.92% for the three months ended September 30, 2016 from 0.88% for the comparable prior year period. This increase in interest expense was partially offset by a decrease of 16 basis points in the cost of borrowed funds to 1.58% for the three months ended September 30, 2016 from 1.74% for the comparable prior year period. The increase in the cost of total deposits was primarily due to increases of 23 basis points, 10 basis points and two basis points in the cost of money market, NOW and savings accounts, respectively. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of NOW and savings accounts both increased primarily due to an increase in the rate we pay on some of our products to attract additional deposits. These increases were partially offset by a decrease of six basis points in the cost of certificates of deposit, primarily resulting from maturing issuances being replaced at lower rates. The decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. For the three months ended September 30, 2016, net interest income was $41.7 million, an increase of $2.4 million, or 6.1%, from $39.3 million for the three months ended September 30, 2015. The increase in net interest income was primarily due to an increase of $533.4 million in the average balance of interest-earning assets to $5,684.4 million for the three months ended September 30, 2016 from $5,151.0 million for the comparable prior year period. The yield earned on interest-earning assets decreased 12 basis points to 3.91% for the quarter ended September 30, 2016 from 4.03% for the comparable prior year period. The cost of interest-bearing liabilities was 1.09% for the three months ended September 30, 2016 and 2015. The effects of the above on both the net interest spread and net interest margin were decreases of 12 basis points to 2.82% and 11 basis points to 2.94%, respectively, for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015. Included in net interest income was prepayment penalty income from loans and securities for the three months ended September 30, 2016 and 2015 totaling $1.5 million and $2.2 million, respectively, along with recovered interest from non-accrual loans totaling $0.3 million and $0.4 million, respectively. Excluding prepayment penalty income and recovered interest, the net interest margin for the three months ended September 30, 2016 would have been 2.81%, a decrease of four basis points, as compared to 2.85% for the three months ended September 30, 2015.

Benefit for Loan Losses. During the three months ended September 30, 2016, no provision for loan losses was recorded, compared to a benefit of $0.4 million recorded during the comparable prior year period. No provision was recorded during the three months ended September 30, 2016 due to the quarterly analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the three months ended September 30, 2016, the Bank recorded net charge-offs totaling $0.4 million and non-accrual loans increased $1.5 million to $21.9 million from $20.4 million at June 30, 2016. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 40.3% at September 30, 2016. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended September 30, 2016 was $1.9 million, an increase of $0.2 million, or 9.2%, from $1.7 million for the three months ended September 30, 2015. The increase in non-interest income was primarily due to a decrease of $0.3 million in net losses from fair value adjustments as compared to the prior year comparable period.

Non-Interest Expense. Non-interest expense was $26.3 million for the three months ended September 30, 2016, an increase of $2.6 million, or 10.8%, from $23.7 million for the three months ended September 30, 2015. The increase in non-interest expense was primarily due to an increase of $2.1 million in salaries and benefits primarily due to annual salary increases and additions in staffing in retail, audit and compliance departments. The three months ended September 30, 2016 also included an $0.8 million write-down on one OREO. The efficiency ratio was 57.4% for the three months ended September 30, 2016 compared to 56.2% for the three months ended September 30, 2015.

Income before Income Taxes. Income before the provision for income taxes decreased $0.4 million, or 2.2%, to $17.3 million for the three months ended September 30, 2016 from $17.7 million for the three months ended September 30, 2015 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $6.7 million for the three months ended September 30, 2016 and 2015. The effective tax rate increased to 38.5% for the three months ended September 30, 2016 from 37.7% in the comparable prior year period due to the reduced impact of preferential tax items.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

General. Net income for the nine months ended September 30, 2016 was $50.6 million, an increase of $16.1 million, or 46.4%, compared to $34.6 million for the nine months ended September 30, 2015. Diluted earnings per common share were $1.75 for the nine months ended September 30, 2016, an increase of $0.57, or 48.3%, from $1.18 for the nine months ended September 30, 2015.

Return on average equity increased to 13.7% for the nine months ended September 30, 2016 from 10.0% for the nine months ended September 30, 2015. Return on average assets increased to 1.1% for the nine months ended September 30, 2016 from 0.9% for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the gain on sale of buildings increased $27.3 million to $33.8 million from $6.5 million for the comparable prior year period. Absent this increase from the gain on sale of buildings, the return on average equity and the return on average assets would have been 9.3% and 0.8%, respectively, for the nine months ended September 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $13.3 million, or 8.8%, to $165.0 million for the nine months ended September 30, 2016 from $151.7 million for the nine months ended September 30, 2015. The increase in interest income was primarily attributable to an increase of $579.8 million in the average balance of interest-earning assets to $5,596.3 million for the nine months ended September 30, 2016 from $5,016.5 million for the comparable prior year period, partially offset by a decrease of 10 basis points in the yield on interest-earning assets to 3.93% for the nine months ended September 30, 2016 from 4.03% in the comparable prior year period. The decline in the yield on interest-earning assets of 10 basis points was primarily due to a 21 basis point reduction in the yield on total loans, net to 4.26% for the nine months ended September 30, 2016 from 4.47% for the nine months ended September 30, 2015. The yield on interest-earning assets was positively impacted by an increase of $580.9 million in the average balance of higher yielding total loans, net to $4,548.2 million for the nine months ended September 30, 2016 from $3,967.2 million for the comparable prior year period. Additionally, the yield on the securities portfolio increased 13 basis points to 2.65% for nine months ended September 30, 2016, from 2.52% for the comparable prior year period. The 21 basis point decrease in the yield on total loans, net was primarily due to the decline in the rates earned on new loan originations and purchases, as compared to the existing portfolio, loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased 18 basis points to 4.09% for the nine months ended September 30, 2016 from 4.27% for the nine months ended September 30, 2015. The 13 basis point increase in the yield on the securities portfolio was primarily due to the current year including $97.2 million in purchases at an average yield on 2.76%.

Interest Expense. Interest expense increased $3.6 million, or 9.7%, to $40.2 million for the nine months ended September 30, 2016 from $36.7 million for the nine months ended September 30, 2015. The increase in interest expense was primarily due to an increase of $495.7 million in the average balance of interest-bearing liabilities to $5,021.9 million for the nine months ended September 30, 2016, from $4,526.2 million for the comparable prior year period. This increase in interest expense was partially offset by a decrease of six basis points in the cost of borrowed funds to 1.69% for the nine months ended September 30, 2016 from 1.75% for the comparable prior year period. The cost of total deposits was 0.87% for the nine months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, the cost of certificates of deposit decreased 12 basis points from the comparable prior period, resulting from maturing issuances being replaced at lower rates. This decrease was offset by increases of 21 basis points, six basis points and three basis points in the cost of money market, NOW and savings accounts, respectively, for the nine months ended September 30, 2016 from the comparable prior year period. The cost of money market accounts increased primarily due to our shifting Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of NOW and savings accounts both increased primarily due to an increase in the rate we pay on some of our products to attract additional deposits. The decrease in the cost of borrowed funds was primarily due to maturing and new borrowings being replaced and obtained at lower rates.

Net Interest Income. For the nine months ended September 30, 2016, net interest income was $124.7 million, an increase of $9.7 million, or 8.5%, from $115.0 million for the nine months ended September 30, 2015. The increase in net interest income was primarily due to an increase of $579.8 million in the average balance of interest-earning assets to $5,596.3 million for the nine months ended September 30, 2016 from $5,016.5 million for the comparable prior year period. The yield earned on interest-earning assets decreased 10 basis points to 3.93% for the nine months ended September 30, 2016 from 4.03% for the comparable prior year period. The cost of interest-bearing liabilities decreased one basis point to 1.07% for the nine months ended September 30, 2016 as compared to 1.08% for the nine months ended September 30, 2015. The effects of the above on both the net interest spread and net interest margin were decreases of nine basis points to 2.86% and 2.97%, respectively, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Included in net interest income was prepayment penalty income from loans and securities for the nine months ended September 30, 2016 and 2015 totaling $5.1 million and $4.9 million, respectively, along with recovered interest from non-accrual loans totaling $0.5 million and $1.2 million, respectively. Excluding the prepayment penalty income and recovered interest, the net interest margin for the nine months ended September 30, 2016 would have been 2.84%, a decrease of five basis points, as compared to 2.89% for the nine months ended September 30, 2015.

Benefit for Loan Losses. During the nine months ended September 30, 2016, no provision for loan losses was recorded, compared to a benefit of $1.6 million recorded during the comparable prior year period. No provision was recorded during the nine months ended September 30, 2016 due to the quarterly analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the nine months ended September 30, 2016, the Bank recorded net recoveries totaling $0.3 million and non-accrual loans decreased $0.9 million to $21.9 million from $22.8 million at December 31, 2015. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 40.3% at September 30, 2016. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Income. Non-interest income for the nine months ended September 30, 2016 was $42.1 million, an increase of $28.5 million, or 210.2%, from $13.6 million for the nine months ended September 30, 2015. The increase in non-interest income was primarily due to increases of $27.3 million in net gains on sale of buildings and $2.2 million in net gains on sale of securities, partially offset by an increase of $2.0 million in net losses from fair value adjustments as compared to the prior year comparable period.

Non-Interest Expense. Non-interest expense was $83.2 million for the nine months ended September 30, 2016, an increase of $9.3 million, or 12.6%, from $73.9 million for the nine months ended September 30, 2015. The increase in non-interest expense was primarily due to an increase of $4.6 million in salaries and benefits primarily due to annual salary increases and additions in staffing in retail, audit and compliance departments, as well as increases in production incentives and the cost of split dollar life insurance benefits. The nine months ended September 30, 2016 also included a penalty of $2.1 million on the prepayment of $38.0 million in repurchase agreements and $1.6 million write-down on one OREO. Additionally, the nine months ended September 30, 2016 included increases of $0.9 million in professional services expense from increased legal and consulting expenses, $0.7 million in depreciation and amortization expense, primarily due to the opening of two new branches along with the move to our new corporate headquarters both occurring in 2015 and $0.5 million in other operating expense due to the growth of the Bank. The efficiency ratio was 59.6% for the nine months ended September 30, 2016 compared to 59.5% for the nine months ended September 30, 2015.

Income before Income Taxes. Income before the provision for income taxes increased $27.3 million, or 48.5%, to $83.6 million for the nine months ended September 30, 2016 from $56.3 million for the nine months ended September 30, 2015 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2016 was $33.0 million, an increase of $11.3 million, or 51.8%, from $21.7 million for the comparable prior year period. The increase was primarily due to an increase of $27.3 million in income before income taxes, and an increase in the effective tax rate to 39.5% for the nine months ended September 30, 2016 from 38.6% in the comparable prior year period. The increase in the effective tax rate reflects the reduced impact of preferential tax items as a result of the increase in the gain on sale of buildings.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2016 were $5,999.3 million, an increase of $294.6 million, or 5.2%, from $5,704.6 million at December 31, 2015. Total loans, net increased $353.0 million, or 8.1%, during the nine months ended September 30, 2016 to $4,719.5 million from $4,366.4 million at December 31, 2015. Loan originations and purchases were $850.3 million for the nine months ended September 30, 2016, an increase of $12.5 million, or 1.5%, from $837.9 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full relationship. The loan pipeline totaled $289.3 million at September 30, 2016 compared to $330.5 million at December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2016	2015	2016	2015
Multi-family residential (1)	$61,378	$91,306	$293,385	$268,481
Commercial real estate (2)	68,970	151,358	245,114	295,084
One-to-four family – mixed-use property	12,618	20,008	42,493	44,905
One-to-four family – residential	3,362	12,618	17,050	34,696
Co-operative apartments	-	1,915	470	2,365
Construction	1,920	1,999	6,034	3,386
Small Business Administration	470	2,232	6,785	8,713
Commercial business and other (3)	84,525	53,028	239,015	180,239
Total	$233,243	$334,464	$850,346	$837,869

(1)	Includes purchases of $98.4 million and $119.9 million for the nine months ended September 30, 2016 and 2015, respectively. There were no purchases during the three months ended September 30, 2016. Includes purchases of $20.0 million for the three months ended September 30, 2015.
(2)	Includes purchases of $25.9 million and $76.1 million for the nine months ended September 30, 2016 and 2015, respectively. There were no purchases during the three months ended September 30, 2016. Includes purchases of $65.1 million for the three months ended September 30, 2015.
(3)	Includes purchases of $13.7 million and $20.4 million for the nine months ended September 30, 2016 and 2015, respectively. There were no purchases during the three months ended September 30, 2016. Includes purchases of $5.2 million for the three months ended September 30, 2015.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated during the third quarter of 2016 had an average loan-to-value ratio of 41.9% and an average debt coverage ratio of 204%.

The Bank’s non-performing assets totaled $26.4 million at September 30, 2016, a decrease of $4.6 million, or 14.9%, from $31.0 million at December 31, 2015. Total non-performing assets as a percentage of total assets were 0.44% at September 30, 2016 compared to 0.54% at December 31, 2015. The ratio of allowance for loan losses to total non-performing loans was 92.6% at September 30, 2016 and 82.6% at December 31, 2015. Performing troubled debt restructured loans totaled $8.2 million at September 30, 2016, a decrease of $1.3 million, or 13.7%, from $9.5 million at December 31, 2015.

During the nine months ended September 30, 2016, mortgage-backed securities decreased $123.7 million, or 18.5%, to $545.1 million from $668.7 million at December 31, 2015. The decrease in mortgage-backed securities during the nine months ended September 30, 2016 was primarily due to sales of $64.6 million at an average yield on 3.03% and principal repayments of $79.8 million, which were partially offset by purchases of $13.1 million at an average yield on 2.65% and an increase of $9.2 million in the fair value of mortgage-backed securities.

During the nine months ended September 30, 2016, other securities held-to-maturity, increased $27.1 million, or 438.4%, to $33.3 million from $6.2 million at December 31, 2015. The increase in other securities held-to-maturity during the nine months ended September 30, 2016 was primarily due to purchases of $35.7 million at an average yield on 2.37%, which was partially offset by maturities totaling $8.5 million. Other securities held-to-maturity primarily consist of municipal bonds.

During the nine months ended September 30, 2016, other securities available for sale, increased $41.2 million, or 12.7%, to $365.8 million from $324.7 million at December 31, 2015. The increase in other securities during the nine months ended September 30, 2016 was primarily due to purchases of $48.4 million at an average yield on 3.07% and an increase of $0.5 million in the fair value of other securities, which was partially offset by maturities totaling $6.0 million. Other securities available for sale primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, collateralized loan obligations and corporate bonds.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $5,486.6 million at September 30, 2016, an increase of $255.1 million, or 4.9%, from $5,231.6 million at December 31, 2015. During the nine months ended September 30, 2016, due to depositors increased $136.8 million, or 3.5%, to $3,992.5 million, due to increases of $155.6 million in core deposits, partially offset by a decrease of $18.8 million in certificates of deposit. The increase in core deposits was due to increases of $260.9 million and $50.6 million in money market and demand accounts, respectively, partially offset by decreases of $152.2 million and $3.7 million in NOW and savings accounts, respectively. Borrowed funds increased $88.8 million during the nine months ended September 30, 2016. The increase in borrowed funds was primarily due to a net increase in short-term borrowings to replace the seasonal outflow of Government deposits which are expected to return during the quarter ended December 31, 2016.

Equity. Total stockholders’ equity increased $39.6 million, or 8.4%, to $512.6 million at September 30, 2016 from $473.1 million at December 31, 2015. Stockholders’ equity increased primarily due to net income of $50.6 million, an increase in other comprehensive income totaling $5.8 million, primarily due to an increase in the fair value of the securities portfolio and the net impact of $5.4 million from the vesting and exercising of shares of employee and director stock plans. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $0.51 per common share totaling $14.8 million and the purchase of 378,695 treasury shares, at an average price of $19.78 per share, for a total cost of $7.5 million. Book value per common share was $17.90 at September 30, 2016 compared to $16.41 at December 31, 2015.

Cash flow. During the nine months ended September 30, 2016, funds provided by the Company's operating activities amounted to $37.4 million. These funds combined with $215.1 million provided from financing activities were utilized to fund net investing activities of $246.9 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the nine months ended September 30, 2016, the net total of loan originations and purchases less loan repayments and sales was $348.5 million. During the nine months ended September 30, 2016, the Company also funded purchases of $59.7 million in securities available for sale and $35.7 million in securities held-to-maturity. During the nine months ended September 30, 2016, funds were provided by net increases in short-term borrowing of $150.0 million and total deposits of $148.6 million. Additionally, funds were provided by $152.8 million in proceeds from maturities, sales, calls and prepayments of securities available for sale and the sale of buildings totaling $34.3 million. In addition to funding loan growth, these funds were used to repay $60.3 million in long-term borrowings. The Company also used funds of $14.8 million and $9.1 million for dividend payments and purchases of treasury stock, respectively, during the nine months ended September 30, 2016.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2016. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2016, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2016:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-1.45%	11.69%	10.87%
-100 Basis points	0.30	7.25	10.62
Base interest rate	0.00	0.00	10.19
+100 Basis points	-3.56	-9.14	9.53
+200 Basis points	-7.66	-20.60	8.60

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended September 30, 2016 and 2015, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2016				2015
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,093,240	$43,777	4.28%		$3,561,262	$40,754	4.58%
Other loans, net	593,353	5,402	3.64		508,388	4,489	3.53
Total loans, net (1)	4,686,593	49,179	4.20		4,069,650	45,243	4.45
Taxable securities:
Mortgage-backed securities	554,515	3,350	2.42		692,777	4,307	2.49
Other securities	245,477	2,162	3.52		176,072	1,290	2.93
Total taxable securities	799,992	5,512	2.76		868,849	5,597	2.58
Tax-exempt securities: (2)(3)
Other securities	148,004	784	2.12		136,043	1,030	3.03
Total tax-exempt securities	148,004	784	2.12		136,043	1,030	3.03
Interest-earning deposits and federal funds sold	49,824	49	0.39		76,473	43	0.22
Total interest-earning assets	5,684,413	55,524	3.91		5,151,015	51,913	4.03
Other assets	292,312				276,604
Total assets	$5,976,725				$5,427,619

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$258,884	306	0.47		$262,535	297	0.45
NOW accounts	1,384,368	1,979	0.57		1,398,358	1,646	0.47
Money market accounts	601,709	990	0.66		420,860	455	0.43
Certificate of deposit accounts	1,428,770	5,213	1.46		1,391,511	5,276	1.52
Total due to depositors	3,673,731	8,488	0.92		3,473,264	7,674	0.88
Mortgagors' escrow accounts	48,840	32	0.26		44,606	27	0.24
Total deposits	3,722,571	8,520	0.92		3,517,870	7,701	0.88
Borrowed funds	1,337,049	5,291	1.58		1,125,291	4,902	1.74
Total interest-bearing liabilities	5,059,620	13,811	1.09		4,643,161	12,603	1.09
Non interest-bearing deposits	318,188				254,435
Other liabilities	89,943				65,843
Total liabilities	5,467,751				4,963,439
Equity	508,974				464,180
Total liabilities and equity	$5,976,725				$5,427,619

Net interest income /net interest rate spread		$41,713	2.82%			$39,310	2.94%

Net interest-earning assets /net interest margin	$624,793		2.94%		$507,854		3.05%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.9 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.
(3)	Includes prepayment penalty income of approximately $26,000 and $0.2 million for the three months ended September 30, 2016 and 2015, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the nine months ended September 30, 2016 and 2015, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2016				2015
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$3,972,502	$129,200	4.34%		$3,466,085	$119,931	4.61%
Other loans, net	575,652	15,950	3.69		501,154	12,930	3.44
Total loans, net (1)	4,548,154	145,150	4.26		3,967,239	132,861	4.47
Taxable securities:
Mortgage-backed securities	603,994	11,231	2.48		700,563	13,028	2.48
Other securities	241,821	6,040	3.33		151,589	2,897	2.55
Total taxable securities	845,815	17,271	2.72		852,152	15,925	2.49
Tax-exempt securities: (2)(3)
Other securities	140,889	2,366	2.24		137,093	2,796	2.72
Total tax-exempt securities	140,889	2,366	2.24		137,093	2,796	2.72
Interest-earning deposits and federal funds sold	61,484	191	0.41		60,028	96	0.21
Total interest-earning assets	5,596,342	164,978	3.93		5,016,512	151,678	4.03
Other assets	287,111				274,581
Total assets	$5,883,453				$5,291,093

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$262,382	910	0.46		$265,831	852	0.43
NOW accounts	1,539,050	5,863	0.51		1,441,598	4,847	0.45
Money market accounts	514,626	2,277	0.59		352,639	1,015	0.38
Certificate of deposit accounts	1,416,811	15,455	1.45		1,343,588	15,809	1.57
Total due to depositors	3,732,869	24,505	0.88		3,403,656	22,523	0.88
Mortgagors' escrow accounts	55,481	85	0.20		51,772	73	0.19
Total deposits	3,788,350	24,590	0.87		3,455,428	22,596	0.87
Borrowed funds	1,233,571	15,653	1.69		1,070,801	14,078	1.75
Total interest-bearing liabilities	5,021,921	40,243	1.07		4,526,229	36,674	1.08
Non interest-bearing deposits	296,321				243,693
Other liabilities	73,594				57,855
Total liabilities	5,391,836				4,827,777
Equity	491,617				463,316
Total liabilities and equity	$5,883,453				$5,291,093

Net interest income / net interest rate spread		$124,735	2.86%			$115,004	2.95%

Net interest-earning assets / net interest margin	$574,421		2.97%		$490,283		3.06%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.4 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.
(3)	Includes prepayment penalty income of approximately $26,000 and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	For the nine months ended September 30,
(In thousands)	2016	2015

Mortgage Loans

At beginning of period	$3,832,914	$3,321,501

Mortgage loans originated:
Multi-family residential	195,028	148,592
Commercial real estate	219,183	219,031
One-to-four family – mixed-use property	42,493	44,905
One-to-four family – residential	17,050	34,696
Co-operative apartments	470	2,365
Construction	6,034	3,386
Total mortgage loans originated	480,258	452,975

Mortgage loans purchased:
Multi-family residential	98,357	119,889
Commercial real estate	25,931	76,053
Total mortgage loans purchased	124,288	195,942

Less:
Principal and other reductions	305,218	283,885
Loans transferred to Available for Sale	-	300
Sales	7,259	10,063

At end of period	$4,124,983	$3,676,170

Non-Mortgage Loans

At beginning of period	$539,697	$477,153

Other loans originated:
Small Business Administration	6,785	8,713
Commercial business	223,938	157,711
Other	1,371	2,137
Total other loans originated	232,094	168,561

Other loans purchased:
Commercial business	13,706	20,391
Total other loans purchased	13,706	20,391

Less:
Principal and other reductions	182,439	151,690
Sales	3,211	3,765

At end of period	$599,847	$510,650

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2016	2016	2015
Accrual Status:
Multi-family residential	$2,584	$2,599	$2,626
Commercial real estate	2,074	2,086	2,371
One-to-four family - mixed-use property	1,809	1,819	2,052
One-to-four family - residential	335	338	343
Small business administration	-	-	34
Commercial business and other	849	872	2,083
Total	7,651	7,714	9,509

Non-Accrual Status:
One-to-four family - residential	261	262	-
Commercial business and other	290	325	-

Total	551	587	-

Total performing troubled debt restructured	$8,202	$8,301	$9,509

Subsequent to September 30, 2016, one taxi medallion relationship totaling $6.8 million was approved to be restuructured as a TDR. The TDR was approved to receive a below market interest rate.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2016	2016	2015
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$574	$233
Commercial real estate	1,183	320	1,183
One-to-four family - mixed-use property	470	635	611
One-to-four family - residential	-	13	13
Construction	-	-	1,000
Commercial business and other	-	-	220
Total	1,653	1,542	3,260

Non-accrual loans:
Multi-family residential	1,649	3,162	3,561
Commercial real estate	1,157	2,299	2,398
One-to-four family - mixed-use property	4,534	6,005	5,952
One-to-four family - residential	8,340	8,406	10,120
Small business administration	2,132	185	218
Taxi Medallion	3,971	196	-
Commercial business and other	99	128	568
Total	21,882	20,381	22,817

Total non-performing loans	23,535	21,923	26,077

Other non-performing assets:
Real estate acquired through foreclosure	2,839	3,668	4,932
Total	2,839	3,668	4,932

Total non-performing assets	$26,374	$25,591	$31,009

Non-performing assets to total assets	0.44%	0.43%	0.54%
Allowance for loan losses to non-performing loans	92.61%	101.25%	82.58%

Included in loans over 90 days past due and still accruing were four loans totaling $1.7 million, seven loans totaling $1.5 million and ten loans totaling $3.3 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively, which are past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the loans maturity or repay these loans.

Included in non-performing loans was one loan totaling $0.4 million at September 30, 2016, June 30, 2016 and December 31, 2015 which was restructured as TDR and not performing in accordance with its restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest and considered performing at the periods indicated:

	September 30, 2016		December 31, 2015
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$917	$5,441	$804	$9,422
Commercial real estate	377	3,051	153	2,820
One-to-four family - mixed-use property	746	4,396	1,257	8,630
One-to-four family - residential	427	887	154	4,261
Construction	-	-	-	-
Small Business Administration	-	28	-	42
Taxi medallion	-	-	-	-
Commercial business and other	4	247	2	-
Total delinquent loans	$2,471	$14,050	$2,370	$25,175

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $66.3 million at September 30, 2016, an increase of $11.5 million from $54.8 million at December 31, 2015.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the Bank’s assets designated as Criticized and Classified at September 30, 2016:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$7,700	$3,234	$-	$-	$10,934
Commercial real estate	3,332	4,369	-	-	7,701
One-to-four family - mixed-use property	3,732	8,188	-	-	11,920
One-to-four family - residential	1,109	10,171	-	-	11,280
Construction loans	-	-	-	-	-
Small Business Administration	702	607	-	-	1,309
Taxi Medallion	-	16,659	-	-	16,659
Commercial business and other	1,030	2,607	-	-	3,637
Total loans	17,605	45,835	-	-	63,440

Other Real Estate Owned	-	2,839	-	-	2,839
Total	$17,605	$48,674	$-	$-	$66,279

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	10,935	38,943	-	-	49,878

Other Real Estate Owned	-	4,932	-	-	4,932
Total	$10,935	$43,875	$-	$-	$54,810

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. Taxi medallion loans with a loan-to-value greater than 100% are classified as impaired and allocated a portion of the allowance for loan losses (“ALL”) in the amount of the excess of the loan-to-value over the loan’s principal balance. At September 30, 2016, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 54.5%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

The ALL represents the expense charged to earnings based upon management’s quarterly analysis of credit risk. The amount of the ALL is based upon multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes.

Management has developed a comprehensive analytical process to monitor the adequacy of the ALL. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and accounting principles generally accepted in the United States of America. The results of this process, along with the conclusions of our independent loan review officer, support management’s assessment as to the adequacy of the ALL at each balance sheet date. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” for a detailed explanation of management’s methodology and policy.

During the nine months ended September 30, 2106, the portion of the ALL related to the loss history declined. Charge-offs recorded in the past twelve quarters have decreased as credit conditions have improved. The percentage of loans originated prior to 2009, compared to the total loan portfolio, is decreasing as scheduled amortization and repayments have occurred. As disclosed in Note 5 of the Notes to the Consolidated Financial Statements “Loans”, the loans originated prior to 2009 have a higher delinquency and loss rate. These reductions in the ALL were partially offset by an additional allocation to our taxi medallion portfolio coupled with an increase in the outstanding loan balances. The impact from the above and the recorded net recoveries during the nine months ended September 30, 2016 resulted in the ALL totaling $21.8 million, an increase of $0.3 million, from December 31, 2015. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings to increase the ALL was not warranted. The ALL at September 30, 2016, represented 0.46% of gross loans outstanding as compared to 0.49% of gross loans outstanding at December 31, 2015. The ALL represented 92.6% of non-performing loans at September 30, 2016 compared to 82.6% at December 31, 2015. The ratio of net charge-offs to average total loans was a benefit of 0.01% for the nine months ended September 30, 2016 compared to net charge offs of 0.02% for the comparable 2015 period.

As a component of the credit risk assessment, the Bank has established an Asset Classification Committee which carefully evaluates loans which are past due 90 days and/or are classified. The Asset Classification Committee thoroughly assesses the condition and circumstances surrounding each loan meeting the criteria. The Bank also has a Delinquency Committee which evaluates loans meeting specific criteria. The Bank’s loan policy requires loans to be placed into non-accrual status once the loan becomes 90 days delinquent unless they are well secured and in the process of collection or they are past maturity but continue making payments and are in the process of renegotiation. The Portfolio Management department reviews all loans greater than $650,000 annually.

Management recommends to the Board of Directors the amount of the ALL quarterly. The Board of Directors approves the ALL.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2016	2015

Balance at beginning of period	$21,535	$25,096

Benefit for loan losses	-	(1,620)

Loans charged-off:
Multi-family residential	(155)	(458)
Commercial real estate	-	(32)
One-to-four family – mixed-use property	(139)	(571)
One-to-four family – residential	(74)	(244)
Small Business Administration	(362)	(9)
Commercial business and other	(59)	(62)
Total loans charged-off	(789)	(1,376)

Recoveries:
Multi-family residential	230	218
Commercial real estate	11	168
One-to-four family – mixed-use property	252	73
One-to-four family – residential	366	374
Small Business Administration	118	32
Commercial business and other	72	8
Total recoveries	1,049	873

Net recoveries (charge-offs)	260	(503)

Balance at end of period	$21,795	$22,973

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.01)%	0.02%
Ratio of allowance for loan losses to gross loans at end of period	0.46%	0.55%
Ratio of allowance for loan losses to non-performing assets at end of period	82.64%	68.67%
Ratio of allowance for loan losses to non-performing loans at end of period	92.61%	80.32%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2016:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2016	-	$-	-	520,905
August 1 to August 31, 2016	-	-	-	520,905
September 1 to September 30, 2016	-	-	-	520,905
Total	-	$-	-

During the quarter ended September 30, 2016, the Company did not repurchase any shares of the Company’s common stock. At September 30, 2016, 520,905 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II – OTHER INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: November 4, 2016	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 4, 2016	By: /s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.