Form 10-K
period 2016-12-31
FLUSHING FINANCIAL CORP
filed 2017-03-13
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. __Yes  X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. __Yes  X No

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

Large accelerated filer ___ Non-accelerated filer ___	Accelerated filer X Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  __Yes  X No

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $542,576,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $19.88.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2017 was 28,810,855 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2017 are incorporated herein by reference in Part III.

 i

TABLE OF CONTENTS

Distributions	33
Corporate Alternative Minimum Tax	34
State and Local Taxation	34
New York State and New York City Taxation	34
New Jersey State Taxation	34
Delaware State Taxation	34
REGULATION
General	35
The Dodd - Frank Act	35
Basel III	36
Volcker Rule	36
New York State Law	37
FDIC Regulation	38
Transactions with Affiliates	41
Community Reinvestment Act	41
Federal Reserve System	42
Federal Home Loan Bank System	42
Holding Company Regulations	42
Acquisition of the Holding Company	43
Consumer Financial Protection Bureau	43
Mortgage Banking and Related Consumer Protection Regulations	43
Available Information	44
Item 1A. Risk Factors	44
Changes in Interest, Including the Potential for Negative Interest Rates, May Significantly Impact Our Financial Condition and Results of Operations	45
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	45
Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	46
Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited	46
The Markets in Which We Operate Are Highly Competitive	47
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	47
Changes in Laws and Regulations Could Adversely Affect Our Business	47
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	48
The FDIC’s Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations	49
A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	50
We May Experience Increased Delays in Foreclosure Proceedings	51
We May Need to Recognize Other-Than-Temporary Impairment Charges in the Future	51
Our Inability to Hire or Retain Key Personnel Could Adversely Affect Our Business.	51
We Are Not Required to Pay Dividends on Our Common Stock.	51

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

Item 1. Business.

GENERAL

Overview

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. On February 28, 2013, the Savings Bank merged with and into the Commercial Bank, with the Commercial Bank as the surviving entity. Pursuant to the Merger, the Commercial Bank’s charter was changed to a full-service New York State commercial bank charter, and its name was changed to Flushing Bank. Also in connection with the Merger, Flushing Financial Corporation became a bank holding company. We have not made any significant changes to our operations or services as a result of the Merger. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank has an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2016, the Company had total assets of $6.1 billion, deposits of $4.2 billion and stockholders’ equity of $513.9 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2016, we had gross loans outstanding of $4,819.1 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $4,187.8 million, or 86.9% of gross loans, and non-mortgage loans totaling $631.3 million, or 13.1% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which totaled 82.6% of gross loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”) (formerly, the New York State Banking Department), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. The unemployment rate was 5.2% at December 2016 and 2015, for the New York City region, according to the New York Department of Labor. In this economic environment, we saw improvements in our non-performing loans. Non-performing loans totaled $21.4 million, $26.1 million and $34.2 million at December 31, 2016, 2015 and 2014, respectively. Foreclosed properties decreased by 89.2% to $0.5 million at December 31, 2016 from $4.9 million at December 31, 2015. Additionally, net charge-offs of impaired loans decreased in 2016 to a recovery of $0.7 million from net charge-offs of $2.6 million for the year ended December 31, 2015, as we continue to maintain conservative underwriting standards to reduce risk.

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

The Bank has a business banking unit which focuses on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2016 and 2015, the business banking unit had $613.0 million and $525.3 million, respectively, in gross loans outstanding and $144.4 million and $146.3 million, respectively, of customer deposits.

The Bank has an internet branch, iGObanking.com®, which provides access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail. Currently iGObanking.com® does not accept loan applications. As of December 31, 2016 and 2015, iGObanking.com® had $417.3 million and $323.7 million, respectively, of customer deposits.

The Bank has a governmental banking unit, which provides banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. At December 31, 2016 and 2015, the government banking unit had $1,062.1 million and $975.9 million, respectively, in customer deposits.

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office is in Uniondale, New York, located in Nassau County. At December 31, 2016, the Bank operated out of 19 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Uniondale in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 115 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2016, in these counties was approximately 0.33% of the total deposits of these FDIC insured competing financial institutions, and we are the 25th largest financial institution. In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans and other consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2016, we had gross loans outstanding of $4,819.1 million (before the allowance for loan losses and net deferred costs).

In recent years we have focused our mortgage loan origination efforts on multi-family residential mortgage loans, although starting in 2014 we increased our focus on commercial real estate and business loans with full banking relationships. In prior years we had focused our mortgage loan originations on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis on multi-family residential mortgage loans, commercial real estate and business loans with full banking relationships through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contact with mortgage brokers and other professionals who serve as referral sources.

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

At December 31, 2016, we had $11.5 million in construction loans outstanding. We obtain a first lien position on the underlying collateral, and generally obtain guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain.

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

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,178,504	45.21%	$2,055,228	46.98%	$1,923,460	50.64%	$1,712,039	50.02%	$1,534,438	47.62%
Commercial real estate	1,246,132	25.86	1,001,236	22.90	621,569	16.36	512,552	14.97	515,438	16.00
One-to-four family -
mixed-use property	558,502	11.59	573,043	13.11	573,779	15.10	595,751	17.40	637,353	19.79
One-to-four family -
residential (1)	185,767	3.85	187,838	4.30	187,572	4.94	193,726	5.66	198,968	6.18
Co-operative apartment (2)	7,418	0.15	8,285	0.19	9,835	0.26	10,137	0.30	6,303	0.20
Construction	11,495	0.24	7,284	0.17	5,286	0.14	4,247	0.12	14,381	0.45

Gross mortgage loans	4,187,818	86.90	3,832,914	87.65	3,321,501	87.44	3,028,452	88.47	2,906,881	90.24

Non-mortgage loans:
Small Business Administration	15,198	0.32	12,194	0.28	7,134	0.19	7,792	0.23	9,496	0.29
Taxi medallion	18,996	0.39	20,881	0.48	22,519	0.59	13,123	0.38	9,922	0.31
Commercial business and other	597,122	12.39	506,622	11.59	447,500	11.78	373,641	10.92	295,076	9.16

Gross non-mortgage loans	631,316	13.10	539,697	12.35	477,153	12.56	394,556	11.53	314,494	9.76

Gross loans	4,819,134	100.00%	4,372,611	100.00%	3,798,654	100.00%	3,423,008	100.00%	3,221,375	100.00%

Unearned loan fees and deferred
costs, net	16,559		15,368		11,719		11,170		12,746

Less: Allowance for loan losses	(22,229)		(21,535)		(25,096)		(31,776)		(31,104)
Loans, net	$4,813,464		$4,366,444		$3,785,277		$3,402,402		$3,203,017

(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2016, gross home equity loans totaled $52.4 million and condominium loans totaled $22.7 million.
(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2016	2015	2014

Mortgage Loans

At beginning of year	$3,832,914	$3,321,501	$3,028,452

Mortgage loans originated:
Multi-family residential	245,175	205,393	314,148
Commercial real estate	296,620	376,036	165,054
One-to-four family mixed-use property	62,735	68,295	50,070
One-to-four family residential	24,820	40,831	24,727
Co-operative apartment	470	1,625	170
Construction	15,772	4,999	1,566
Total mortgage loans originated	645,592	697,179	555,735

Mortgage loans purchased:
Multi-family residential	126,022	168,450	106,830
Commercial real estate	26,101	76,053	14,794

Total mortgage loans purchased	152,123	244,503	121,624

Less:
Principal reductions	434,587	416,101	363,206
Loans transferred to loans held for sale	-	300	-
Mortgage loan sales	7,259	11,057	12,871
Charge-offs	419	1,440	1,780
Mortgage loan foreclosures	546	1,371	6,453

At end of year	$4,187,818	$3,832,914	$3,321,501

Non-mortgage loans

At beginning of year	$539,697	$477,153	$394,556

Loans originated:
Small Business Administration	8,447	11,261	1,611
Commercial business	290,444	243,316	227,904
Other	1,738	2,777	3,056
Total other loans originated	300,629	257,354	232,571

Non-mortgage loans purchased:
Taxi Medallion	-	-	14,431
Commercial business	34,594	34,425	33,805
Total non-mortgage loans purchased	34,594	34,425	48,236

Less:
Non-mortgage loan sales	3,211	3,935	4
Loans transferred to loans held for sale	-	-	1,150
Principal reductions	239,653	222,895	196,394
Charge-offs	740	2,405	662

At end of year	$631,316	$539,697	$477,153

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2016. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
			One-to-four
			family	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family	Co-operative		Small Business	Taxi	business
(In thousands)	residential	real estate	property	residential	apartment	Construction	Administration	Medallion	and other	Total loans

Amounts due within one year	$206,074	$176,764	$38,803	$7,756	$251	$7,799	$2,176	$12,055	$180,982	$632,660
Amounts due after one year:
One to two years	184,443	132,153	28,609	7,170	260	3,696	1,463	4,235	79,689	441,718
Two to three years	181,955	113,596	27,404	7,048	260	-	1,309	2,706	65,210	399,488
Three to five years	179,895	106,904	27,268	7,128	260	-	1,151	-	55,841	378,447
Over five years	1,426,137	716,715	436,418	156,665	6,387	-	9,099	-	215,400	2,966,821
Total due after one year	1,972,430	1,069,368	519,699	178,011	7,167	3,696	13,022	6,941	416,140	4,186,474
Total amounts due	$2,178,504	$1,246,132	$558,502	$185,767	$7,418	$11,495	$15,198	$18,996	$597,122	$4,819,134

Sensitivity of loans to changes in
interest rates - loans due
after one year:
Fixed rate loans	$354,707	$86,742	$87,321	$31,701	$858	$-	$3,828	$6,357	$171,436	$742,950
Adjustable rate loans	1,617,723	982,626	432,378	146,310	6,309	3,696	9,194	584	244,704	3,443,524
Total loans due after one year	$1,972,430	$1,069,368	$519,699	$178,011	$7,167	$3,696	$13,022	$6,941	$416,140	$4,186,474

Multi-Family Residential Lending. Loans secured by multi-family residential properties were $2,178.5 million, or 45.21% of gross loans at December 31, 2016. Our multi-family residential mortgage loans had an average principal balance of $1.0 million at December 31, 2016, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $28.0 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2016, $1,792.9 million, or 82.30%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $330.6 million, $339.5 million and $398.9 million during 2016, 2015 and 2014, respectively.

At December 31, 2016, $385.7 million, or 17.70%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $40.6 million, $34.3 million and $22.1 million of fixed-rate multi-family mortgage loans in 2016, 2015 and 2014, respectively.

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,246.1 million, or 25.86% of gross loans, at December 31, 2016. Our commercial real estate mortgage loans are secured by properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers and warehouses. At December 31, 2016, our commercial real estate mortgage loans had an average principal balance of $1.8 million and the largest of such loans, which was secured by seven multi-tenant shopping centers, had a principal balance of $42.7 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

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

At December 31, 2016, $1,132.5 million, or 90.88%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $293.9 million, $441.1 million and $169.6 million during 2016, 2015 and 2014, respectively.

At December 31, 2016, $113.6 million, or 9.12%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $28.8 million, $11.0 million and $10.2 million of fixed-rate commercial mortgage loans in 2016, 2015 and 2014, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $558.5 million, or 11.59% of gross loans, at December 31, 2016.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2016, $452.6 million, or 81.03%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $72.4 million, $54.6 million and $39.4 million during 2016, 2015 and 2014, respectively.

At December 31, 2016, $105.9 million, or 18.97%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $15.6 million, $13.7 million and $10.7 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2016, 2015 and 2014, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $193.2 million, or 4.00% of gross loans, at December 31, 2016.

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

In addition to income verified loans, we have in the past originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allowed us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. The preponderance of stated income one-to-four family residential mortgage loans were made available to self-employed individuals within our local community for their primary residence. Our underwriting standards required that we verify the assets of the borrowers and the sources of their cash flows. The information reviewed for purchases included at least three months and refinances included at least one month of personal bank statements (checking and savings accounts), statements of investment accounts, business checking account statements (when applicable), and other information provided by the borrowers about their personal holdings. Our review of these bank statements allowed us to assess whether or not their stated income appeared reasonable in comparison to their cash flows, and if their income level supported their personal holdings. We also obtained and reviewed credit reports on these borrowers. An acceptable credit report was one of the key factors in approving this type of mortgage loan. We obtained appraisals from an independent third party for the property, and limited the amount we lent on the properties to 80% of the lesser of the property’s appraised value or the purchase price. Home equity lines of credit were offered on one-to-four residential properties to homeowners based on various levels of income verification. We limited the amount available under a home equity line of credit to 80% of the lesser of the appraised value of the property or the purchase price. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the requirements discussed above in our loan policy. In addition, since 2009, the underwriting standards for home equity loans were modified to discontinue originating home equity lines of credit without verifying the borrower’s income. We also discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010. We had $9.0 million and $9.9 million outstanding of one-to four family residential mortgage loans originated to individuals based on stated income and verifiable assets at December 31, 2016 and 2015, respectively. We had $38.6 million and $41.4 million advanced on home equity lines of credit for which we did not verify the borrowers’ income at December 31, 2016 and 2015, respectively.

At December 31, 2016, $151.0 million, or 81.29%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased adjustable rate residential mortgage loans totaling $24.3 million, $39.2 million and $21.0 million during 2016, 2015 and 2014, respectively.

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

At December 31, 2016, $34.8 million, or 18.71%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $0.9 million, $3.3 million and $3.9 million in 15-year fixed-rate residential mortgages in 2016, 2015 and 2014, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2016, 2015 and 2014.

At December 31, 2016, home equity loans totaled $52.4 million, or 1.09%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2016, construction loans totaled $11.5 million, or 0.24%, of gross loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We made construction loans of $15.8 million, $5.0 million and $1.6 million during 2016, 2015 and 2014, respectively.

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

Small Business Administration Lending. At December 31, 2016, SBA loans totaled $15.2 million, representing 0.32%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program was $2.0 million, with a maximum loan guarantee of $1.5 million. The Small Business Jobs Act of 2010 permanently increased the limits to a maximum loan size of $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $8.4 million, $11.3 million and $1.6 million of SBA loans during 2016, 2015 and 2014, respectively.

Taxi Medallion. At December 31, 2016, taxi medallion loans consisted of loans made to New York City and Chicago taxi medallion owners, which are secured by liens on the taxi medallions, totaling $19.0 million, or 0.39%, of gross loans. In 2015, we decided to no longer originate or purchase taxi medallion loans. Therefore, we did not originate or purchase any taxi medallion loans in 2016 or 2015, but originated and purchased $14.4 million during 2014.

Commercial Business and Other Lending. At December 31, 2016, commercial business and other loans totaled $597.1 million, or 12.39%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory and real estate and generally require personal guarantees. The Bank also, at times, enters into participations/syndications with other banks on senior secured commercial business loans. Commercial business loans are generally originated in a range of $100,000 to $10.0 million.

At December 31, 2016, $409.7 million, or 68.61%, of our commercial business loans consisted of adjustable rate loans. We generally offer adjustable rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors.

At December 31, 2016, $187.4 million, or 31.39%, of our commercial business loans consisted of fixed-rate loans. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $1.7 million, $2.8 million and $3.1 million of other loans during 2016, 2015 and 2014, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

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

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishing loan approval requirements for our various types of loan products. Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the Senior Executive Vice President, the Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans in excess of $750,000 up to $2.5 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee and the Director’s Loan Committee. The Director’s Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $2.5 million. Pursuant to our Commercial Real Estate Lending Policy, loans secured by commercial real estate and multi-family residential properties up to $2.0 million are approved by the Executive Vice President of Commercial Real Estate and the Senior Executive Vice President, Chief of Real Estate Lending and then ratified by the Management Loan Committee and/or the Director’s Loan Committee. Loans provided in excess of $2.0 million and up to and including $5.0 million must be submitted to the Management Loan Committee for final approval and then to the Director’s Loan Committee and/or Board of Directors for ratification. Loans in excess of $5.0 million and up to and including $25.0 million must be submitted to the Director’s Loan Committee and/ or the Board of Directors for approval. Loan amounts in excess of $25.0 million must be approved by the Board of Directors.

In accordance with our Business Credit Policy all business and SBA loans up to $2.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $2.5 million up to $5.0 million must be approved by the Management Loan Committee and ratified by the Loan Committee. Commercial business and other loans require two signatures from the Business Loan Committee for approval.

Our Construction Loan Policy requires construction loans up to and including $1.0 million must be approved by the Senior Executive Vice President, Chief of Real Estate Lending and the Executive Vice President of Commercial Real Estate, and ratified by the Management Loan Committee or the Director’s Loan Committee. Such loans in excess of $1.0 million up to and including $2.5 million require the same officer approvals, approval of the Management Loan Committee, and ratification of the Director’s Loan Committee or the Bank Board of Directors. Construction loans in excess of $15.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Bank Board of Directors. Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Bank Board of Directors.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $91.1 million at December 31, 2016. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.” However, it is currently our policy not to extend such additional credit. At December 31, 2016, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and business loans with an aggregate principal balance of $74.0 million, $60.0 million and $54.5 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2016, we were servicing $1.3 million of mortgage loans and $13.1 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than non-performing loans that are sold with servicing released to the buyer. In order to increase revenue, management intends to continue this policy.

Asset Quality

Loan Collection. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, we develop short-term payment plans that enable borrowers to bring their loans current, generally within six to nine months. At times, when a borrower is experiencing financial difficulties, we may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as TDR. At December 31, 2016, we had $17.8 million of loans classified as TDR, with $17.4 million of these loans performing according to their restructured terms and $0.4 million not performing according to their restructured terms. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status, and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2016, there were two loans, which totaled $0.4 million, past due 90 days or more and still accruing interest.

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

The following tables show delinquent and non-performing loans sold during the period indicated:

	For the years ended December 31,
(Dollars in thousands)	2016	2015	2014

Count	26	23	34

Proceeds	$7,965	$8,986	$15,857
Net recoveries	48	134	357
Gross gains	265	71	67
Gross losses	-	2	-

On mortgage loans or loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2016, we held $742.6 million of loans that were serviced by others.

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

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Multi-family residential	$2,572	$2,626	$3,035	$3,087	$2,347
Commercial real estate	2,062	2,371	2,373	2,407	7,190
One-to-four family mixed-use property	1,800	2,052	2,381	2,692	2,336
One-to-four family residential	591	343	354	364	374
Construction	-	-	-	746	3,805
Small Business Administration	-	34	-	-	-
Taxi medallion	9,735	-	-	-	-
Commercial business and other	675	2,083	2,249	4,406	3,849
Total performing troubled debt restructured	$17,435	$9,509	$10,392	$13,702	$19,901

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2016 and 2015, there was one loan for $0.4 million which was restructured as TDR which was not performing in accordance with its restructured terms.

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

The following table shows our non-performing assets, including loans held for sale, at the dates indicated. During the years ended December 31, 2016, 2015 and 2014, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.5 million, $1.7 million and $2.1 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Loans 90 days or more past due
and still accruing:
Multi-family residential	$-	$233	$676	$52	$-
Commercial real estate	-	1,183	820	-	-
One-to-four family mixed-use property	386	611	405	-	-
One-to-four family - residential	-	13	14	15	-
Construction	-	1,000	-	-	-
Commercial Business and other	-	220	386	539	644
Total	386	3,260	2,301	606	644
Non-accrual mortgage loans:
Multi-family residential	1,837	3,561	6,878	13,682	16,486
Commercial real estate	1,148	2,398	5,689	9,962	15,640
One-to-four family mixed-use property	4,025	5,952	6,936	9,063	18,280
One-to-four family residential	8,241	10,120	11,244	13,250	13,726
Co-operative apartments	-	-	-	57	234
Construction	-	-	-	-	7,695
Total	15,251	22,031	30,747	46,014	72,061
Non-accrual non-mortgage loans:
Small Business Administration	1,886	218	-	-	283
Taxi Medallion	3,825	-	-	-	-
Commercial Business and other	68	568	1,143	2,348	16,860
Total	5,779	786	1,143	2,348	17,143

Total non-accrual loans	21,030	22,817	31,890	48,362	89,204

Total non-performing loans	21,416	26,077	34,191	48,968	89,848
Other non-performing assets:
Real Estate Owned	533	4,932	6,326	2,985	5,278
Investment securities	-	-	-	1,871	3,332
Total	533	4,932	6,326	4,856	8,610

Total non-performing assets	$21,949	$31,009	$40,517	$53,824	$98,458

Non-performing loans to gross loans	0.44%	0.60%	0.90%	1.43%	2.79%
Non-performing assets to total assets	0.36%	0.54%	0.80%	1.14%	2.21%

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2016		December 31, 2015
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)		(In thousands)

Multi-family residential	$287	$2,575	$804	$9,422
Commercial real estate	22	3,363	153	2,820
One-to-four family - mixed-use property	762	4,671	1,257	8,630
One-to-four family - residential	-	3,831	154	4,261
Construction loans	-	-	-	-
Small Business Administration	-	13	-	42
Commercial business and other	1	22	2	-
Total	$1,072	$14,475	$2,370	$25,175

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2016, we owned one OREO properties with a fair value of $0.5 million. At December 31, 2015, we owned four OREO properties with a combined fair value of $4.9 million. At December 31, 2014, we owned eight OREO properties with a combined fair value of $6.3 million.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure as an in-substance repossession. During the year ended December 31, 2016, we did not foreclose on any consumer mortgages through in-substance repossession. At December 31, 2016, 2015 and 2014, we held foreclosed residential real estate totaling $0.5 million, $0.1 million and $1.3 million, respectively. Included within net loans as of December 31, 2016 was a recorded investment of $11.4 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $72.6 million at December 31, 2016, an increase of $17.8 million from $54.8 million at December 31, 2015. The increase in criticized and classified assets was primarily due to an increase in special mention and substandard taxi medallion loans and special mention commercial business and other loans.

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2016:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$7,133	$3,351	$-	$-	$10,484
Commercial real estate	2,941	4,489	-	-	7,430
One-to-four family - mixed-use property	4,197	7,009	-	-	11,206
One-to-four family - residential	1,205	9,399	-	-	10,604
Construction loans	-	-	-	-	-
Small Business Administration	540	436	-	-	976
Taxi medallion	2,715	16,228	54	-	18,997
Commercial business and other	9,924	2,493	-	-	12,417
Total loans	28,655	43,405	54	-	72,114

Other Real Estate Owned	-	533	-	-	533
Total	$28,655	$43,938	$54	$-	$72,647

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Construction loans	-	1,000	-	-	1,000
Small Business Administration	229	224	-	-	453
Taxi medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	10,935	38,943	-	-	49,878

Other Real Estate Owned	-	4,932	-	-	4,932
Total	$10,935	$43,875	$-	$-	$54,810

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length transaction. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At December 31, 2016, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 48.15%.

Allowance for Loan Losses

We have established and maintain on our books an allowance for loan losses (“ALL”) that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of our lenders, collection policies and experience, internal loan review function and other external factors. Additionally, we segregated our loans into two portfolios based on year of origination. One portfolio is loans originated after December 31, 2009 and the second portfolio loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained. The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. In addition, taxi medallion loans with a loan-to-value greater than 100% are classified as impaired and allocated a portion of the reserve in the amount of the excess of the loan-to-value over the loan’s principal balance. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The 85% is based on the actual net proceeds the Bank has received from the sale of OREO as a percentage of OREO’s appraised value. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. Non-performing loans totaled $21.4 million and $26.1 million at December 31, 2016 and 2015, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2016, the outstanding principal balance of our impaired mortgage loans was approximately 39% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net recoveries (charge-offs) of $0.7 million and ($2.6) million during the years ended December 31, 2016 and 2015, respectively. The improvement in non-performing loans allowed us to not record a provision for the year ended December 31, 2016 and record a benefit in the provision for loan losses of $1.0 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively. Management has concluded, and the Board of Directors has concurred, that at December 31, 2016, the allowance was sufficient to absorb losses inherent in our loan portfolio.

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

During the year ended December 31, 2106, the portion of the ALL related to the loss history declined. Charge-offs recorded in the past twelve quarters have decreased as credit conditions have improved. The percentage of loans originated prior to 2009, compared to the total loan portfolio, is decreasing as scheduled amortization and repayments have occurred. These reductions in the ALL were partially offset by an additional allocation to our taxi medallion portfolio coupled with an increase in the outstanding loan balances. Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio, the level and type of delinquent loans, our level of classified loans, charge-offs recorded and other available information and the Board of Directors concurs in this belief. At December 31, 2016, the total allowance for loan losses was $22.2 million, representing 103.80% of non-performing loans and 101.28% of non-performing assets, compared to 82.58% of non-performing loans and 69.45% of non-performing assets at December 31, 2015. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2016, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 82.9% of our gross loans. The greater risk associated with these loans, as well as business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain. Provisions for loan losses are charged against net income. See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Balance at beginning of year	$21,535	$25,096	$31,776	$31,104	$30,344

Provision (benefit) for loan losses	-	(956)	(6,021)	13,935	21,000

Loans charged-off:
Multi-family residential	(161)	(474)	(1,161)	(3,585)	(6,016)
Commercial real estate	-	(32)	(325)	(1,051)	(2,746)
One-to-four family mixed-use property	(144)	(592)	(423)	(4,206)	(4,286)
One-to-four family residential	(114)	(342)	(103)	(701)	(1,583)
Co-operative apartment	-	-	-	(108)	(62)
Construction	-	-	-	(2,678)	(4,591)
SBA	(529)	(34)	(49)	(457)	(324)
Taxi Medallion	(142)	-	-	-	-
Commercial business and other loans	(69)	(2,371)	(381)	(2,057)	(1,661)
Total loans charged-off	(1,159)	(3,845)	(2,442)	(14,843)	(21,269)

Recoveries:
Mortgage loans	1,493	888	1,515	1,407	838
SBA, commercial business and other loans	360	352	268	173	191
Total recoveries	1,853	1,240	1,783	1,580	1,029

Net recoveries (charge-offs)	694	(2,605)	(659)	(13,263)	(20,240)

Balance at end of year	$22,229	$21,535	$25,096	$31,776	$31,104

Ratio of net (recoveries) charge-offs during the year
to average loans outstanding during the year	-0.02%	0.06%	0.02%	0.41%	0.64%
Ratio of allowance for loan losses to
gross loans at end of the year	0.46%	0.49%	0.66%	0.93%	0.97%
Ratio of allowance for loan losses to
non-performing loans at the end of the year	103.80%	82.58%	73.40%	64.89%	34.62%
Ratio of allowance for loan losses to
non-performing assets at the end of the year	101.28%	69.45%	61.94%	59.04%	31.59%

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

	At December 31,
	2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$5,923	45.21%	$6,718	46.98%	$8,827	50.64%	$12,084	50.02%	$13,001	47.62%
Commercial real estate	4,487	25.86	4,239	22.90	4,202	16.36	4,959	14.97	5,705	16.00
One-to-four family
mixed-use property	2,903	11.59	4,227	13.11	5,840	15.10	6,328	17.40	5,960	19.79
One-to-four family
residential	1,015	3.85	1,227	4.30	1,690	4.94	2,079	5.66	1,999	6.18
Co-operative apartment	-	0.15	-	0.19	-	0.26	104	0.30	46	0.20
Construction	92	0.24	50	0.17	42	0.14	444	0.12	66	0.45

Gross mortgage loans	14,420	86.90	16,461	87.65	20,601	87.44	25,998	88.47	26,777	90.24

Non-mortgage loans:

Small Business Administration	481	0.32	262	0.28	279	0.19	458	0.23	505	0.29
Taxi Medallion	2,243	0.39	343	0.48	11	0.59	-	0.38	7	0.31
Commercial business and other	4,492	12.39	4,469	11.59	4,205	11.78	5,320	10.92	3,815	9.16

Gross non-mortgage loans	7,216	13.10	5,074	12.35	4,495	12.56	5,778	11.53	4,327	9.76

Unallocated	593	-	-	-	-	-	-	-	-	-
Total loans	$22,229	100.00%	$21,535	100.00%	$25,096	100.00%	$31,776	100.00%	$31,104	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt at December 31, 2016 and 2015.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in accumulated other comprehensive loss (a separate component of equity), net of taxes. Securities held-to-maturity are carried at their cost basis. At December 31, 2016, we had $861.4 million in securities available for sale and $37.7 million in securities held-to-maturity, which together represented 14.83% of total assets. These securities had an aggregate market value at December 31, 2016 that was approximately 1.7 times the amount of our equity at that date.

There were no credit related OTTI charges recorded during the years ended December 31, 2016, 2015 and 2014. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. (See Notes 6 and 18 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value. (See Notes 6 and 18 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

	At December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Securities held-to-maturity
Bonds and other debt securities:
Municipal securities	$37,735	$35,408	$6,180	$6,180	$-	$-
Total bonds and other debt securities	37,735	35,408	6,180	6,180	-	-

Securities available for sale
Bonds and other debt securities:
Municipal securities	124,984	126,903	127,696	131,583	145,864	148,896
Corporate debentures	110,000	102,910	115,976	111,674	90,719	91,273
Collateralized loan obligations	85,470	86,365	53,225	52,898	-	-
Total bonds and other debt securities	320,454	316,178	296,897	296,155	236,583	240,169

Mutual funds	21,366	21,366	21,290	21,290	21,118	21,118

Equity securities:
Common stock	1,019	1,019	871	871	864	864
Preferred stock	6,344	6,342	6,343	6,341	6,234	6,226
Total equity securities	7,363	7,361	7,214	7,212	7,098	7,090

Mortgage-backed securities:
REMIC and CMO	402,636	401,370	469,987	469,936	504,207	505,768
GNMA	1,319	1,427	11,635	11,798	13,862	14,159
FNMA	109,493	108,351	170,327	170,057	169,956	170,367
FHLMC	5,378	5,328	16,961	16,949	14,505	14,639
Total mortgage-backed securities	518,826	516,476	668,910	668,740	702,530	704,933

Total securities available for sale	868,009	861,381	994,311	993,397	967,329	973,310

Interest-earning deposits and
Federal funds sold	25,771	25,771	32,825	32,825	22,977	22,977

Total	$931,515	$922,560	$1,033,316	$1,032,402	$990,306	$996,287

Mortgage-backed securities. At December 31, 2016, we had $516.5 million invested in mortgage-backed securities, of which $2.8 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2016	2015	2014
	(In thousands)

Balance at beginning of year	$668,740	$704,933	$756,156

Purchases of mortgage-backed securities	90,572	169,383	125,897

Amortization of unearned premium, net of
accretion of unearned discount	(2,086)	(2,747)	(2,699)

Net change in unrealized gains on mortgage-backed
securities available for sale	(2,180)	(2,573)	11,117

Net realized gains (losses) recorded on mortgage-backed
securities carried at fair value	(33)	77	84

Net change in interest due on securities carried at fair value	-	(6)	(8)

Sales of mortgage-backed securities	(126,045)	(103,100)	(85,021)

Principal repayments received on
mortgage-backed securities	(112,492)	(97,227)	(100,593)

Net decrease in mortgage-backed securities	(152,264)	(36,193)	(51,223)

Balance at end of year	$516,476	$668,740	$704,933

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2016. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield
	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities	$15,870	1.04%	$-	-%	$-	-%	$21,865	3.27%	15.41	$37,735	$35,408	2.33%
Total bonds and other debt securities	15,870	1.04	-	-	-	-	21,865	3.27	15.41	37,735	35,408	2.33

Securities available for sale

Bonds and other debt securities:
Municipal securities	$-	-%	$1,781	4.86%	$19,430	4.52%	$103,773	4.72%	14.76	$124,984	$126,903	4.69%
Corporate debentures	-	-	-	-	55,000	2.89	55,000	4.05	9.17	110,000	102,910	3.47
CLO	-	-	-	-	36,919	2.87	48,551	3.18	10.02	85,470	86,365	3.05
Total bonds and other debt securities	-	-	1,781	4.86	111,349	3.17	207,324	4.18	11.58	320,454	316,178	3.83

Mutual funds	21,366	1.84	-	-	-	-	-	-	N/A	21,366	21,366	1.84

Equity securities:
Common stock	-	-	-	-	-	-	1,019	4.28	N/A	1,019	1,019	4.28
Preferred stock	-	-	-	-	-	-	6,344	6.95	N/A	6,344	6,342	6.95
Total equity securities	-	-	-	-	-	-	7,363	6.58	N/A	7,363	7,361	6.58

Mortgage-backed securities:
REMIC and CMO	-	-	5,073	4.22	7,891	2.99	389,672	2.85	27.31	402,636	401,370	2.87
GNMA	-	-	-	-	-	-	1,319	5.90	18.44	1,319	1,427	5.90
FNMA	4	6.00	9,915	3.65	26,268	2.44	73,306	2.89	14.76	109,493	108,351	2.85
FHLMC	-	-	65	6.41	1,195	4.27	4,118	3.33	23.55	5,378	5,328	3.58
Total mortgage-backed securities	4	6.00	15,053	3.85	35,354	2.62	468,415	2.87	24.60	518,826	516,476	2.88

Interest-earning deposits	25,771	0.75	-	-	-	-	-	-	N/A	25,771	25,771	0.75

Total	$63,011	1.19%	$16,834	3.96%	$146,703	3.04%	$704,967	3.31%	20.32	$931,515	$922,560	3.13%

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

In addition to our full-service offices we have an internet branch “iGObanking.com®”, which currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929. At December 31, 2016 and 2015, total deposits for iGObanking.com® were $417.3 million and $323.7 million, respectively.

We have a government banking division, which prior to the Merger in 2013 operated as the Commercial Bank, a New York State-chartered commercial bank, which provided banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area as an additional source of deposits. At December 31, 2016 and 2015, total deposits in our government banking division totaled $1,062.1 million and $975.9 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2016 of $309.7 million. During the year ended December 31, 2016, the cost of our interest-bearing due to depositors’ accounts increased one basis point to 0.89% from 0.88% for the year ended December 31, 2015. This increase in the cost of deposits was primarily due to increases in the cost of money market, NOW and savings accounts of 21 basis points, seven basis points and four basis points, respectively, partially offset by a decrease of nine basis points in the cost of certificates of deposit. The increase in the cost of money market accounts was primarily due to our shifting of Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of NOW and savings accounts increased as we increased the rate we pay on some of our products to attract additional deposits. The decrease in the cost of certificates of deposit was primarily due to maturing issuances being replaced at lower rates. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2017, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2017, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) totaling $648.1 million, $484.7 million and $403.1 million at December 31, 2016, 2015 and 2014, respectively.

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

We also offer access to FDIC insurance coverage in excess of $250,000 through a Certificate of Deposit Account Registry Service (“CDARS®”) and through an Insured Cash Sweep service (“ICS”). CDARS® and ICS are deposit placement services. These networks arrange for placement of funds into certificate of deposit accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source. We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in an ICS brokered money market product which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2016 and 2015 the Bank held government ICS deposits totaling $539.0 million and $210.7 million, respectively.

We also utilize brokers to obtain money market account deposits. These accounts are similar to brokered certificate of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

Traditional brokered deposits and funds obtained through the CDARS® and ICS networks are classified as brokered deposits for financial reporting purposes. At December 31, 2016, we had $1,114.9 million classified as brokered deposits, with $458.8 million in brokered certificates of deposit, $655.0 million in brokered money market accounts and $1.1 million in brokered checking accounts. The brokered certificates of deposit include $28.8 million obtained through the CDARS® network and the brokered money market accounts include $539.0 million obtained through the ICS network.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2016			2015			2014
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)

Savings accounts	$254,283	6.05%	0.48%	$261,748	6.72%	0.45%	$261,942	7.47%	0.38%
NOW accounts (9)	1,362,484	32.40	0.59	1,448,695	37.22	0.49	1,359,057	38.74	0.45
Demand accounts (10)	333,163	7.92	-	269,469	6.92	-	255,834	7.29	-
Mortgagors' escrow deposits	40,216	0.96	0.22	36,844	0.95	0.17	35,679	1.02	0.09
Total	1,990,146	47.32	0.47	2,016,756	51.81	0.42	1,912,512	54.51	0.37

Money market accounts (8)	843,370	20.05	0.67	472,489	12.14	0.46	290,263	8.27	0.32

Certificate of deposit accounts
with original maturities of:
Less than 6 Months (2)	31,432	0.75	0.64	19,615	0.50	0.40	7,059	0.20	0.10
6 to less than 12 Months (3)	53,222	1.27	0.99	21,962	0.56	0.41	82,966	2.36	0.80
12 to less than 30 Months (4)	588,751	14.00	1.18	496,343	12.75	1.08	275,828	7.86	0.89
30 to less than 48 Months (5)	281,454	6.69	1.26	316,475	8.13	1.20	198,290	5.65	1.08
48 to less than 72 Months (6)	369,630	8.79	1.83	461,843	11.86	1.73	622,908	17.75	2.06
72 Months or more (7)	47,626	1.13	2.86	87,064	2.24	2.77	118,772	3.39	2.88
Total certificate of deposit accounts	1,372,115	32.63	1.41	1,403,302	36.05	1.41	1,305,823	37.22	1.65

Total deposits (1)	$4,205,631	100.00%	0.82%	$3,892,547	100.00%	0.78%	$3,508,598	100.00%	0.84%

(1)	Included in the above balances are IRA and Keogh deposits totaling $69.3 million, $71.5 million and $91.0 million at December 31, 2016, 2015 and 2014, respectively.
(2)	Includes brokered deposits of $29.1 million, $5.0 million and $3.0 million at December 31, 2016, 2015 and 2014, respectively.
(3)	Includes brokered deposits of $0.8 million and $5.7 million at December 31, 2015 and 2014, respectively, and zero at December 31, 2016.
(4)	Includes brokered deposits of $84.0 million, $168.2 million and $85.9 million at December 31, 2016, 2015 and 2014, respectively.
(5)	Includes brokered deposits of $229.5 million, $244.6 million and $145.2 million at December 31, 2016, 2015 and 2014, respectively.
(6)	Includes brokered deposits of $113.0 million, $165.6 million and $271.4 million at December 31, 2016, 2015 and 2014, respectively.
(7)	Includes brokered deposits of $3.1 million, $41.0 million and $72.4 million at December 31, 2016, 2015 and 2014, respectively.
(8)	Includes brokered deposits of $655.0 million, $339.8 million and $180.2 million at December 31, 2016, 2015 and 2014, respectively.
(9)	Includes brokered deposits of $15.0 million at December 31, 2015, and zero at December 31, 2016 and 2014.
(10)	Includes brokered deposits of $1.1 million and $2.8 million at December 31, 2016 and 2015, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2016.

					At December 31, 2016
		At December 31,			Within	One to
		2016	2015	2014	One Year	Three Years	Thereafter
		(In thousands)
Interest rate:
1.99% or less	(1)	$1,107,882	$1,074,229	$817,100	$631,816	$447,776	$28,290
2.00% to 2.99%	(2)	237,122	279,688	301,445	12,516	200,078	24,528
3.00% to 3.99%	(3)	27,111	49,385	184,172	4	1,940	25,167
Total		$1,372,115	$1,403,302	$1,302,717	$644,336	$649,794	$77,985

(1)	Includes brokered deposits of $442.4 million, $542.3 million and $435.3 million at December 31, 2016, 2015 and 2014, respectively.
(2)	Includes brokered deposits of $16.4 million, $59.9 million and $83.1 million at December 31, 2016, 2015 and 2014, respectively.
(3)	Includes brokered deposits of $23.0 million and $65.3 million at December 31, 2015 and 2014, respectively.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2016 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$159,371	1.16%
Over three through six months	66,237	1.20
Over six through 12 months	47,632	1.37
Over 12 months	374,858	1.59
Total	$648,098	1.43%

The above table does not include brokered deposits issued in $1,000 amounts under a master certificate of deposit totaling $393.5 million with a weighted average rate of 1.30%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2016	2015	2014
	(In thousands)
Net deposits	$278,793	$352,602	$244,830
Amortization of premiums, net	747	1,012	944
Interest on deposits	33,350	30,336	30,044
Net increase in deposits	$312,890	$383,950	$275,818

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2016			2015			2014

		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost
	(Dollars in thousands)

Savings accounts	$260,948	6.35%	0.47%	$264,891	7.10%	0.43%	$258,243	7.70%	0.23%
NOW accounts	1,496,712	36.41	0.53	1,432,609	38.38	0.46	1,390,899	41.47	0.45
Demand accounts	305,096	7.42	-	250,488	6.71	-	211,389	6.30	-
Mortgagors' escrow deposits	56,152	1.37	0.20	52,364	1.40	0.19	47,876	1.43	0.28
Total	2,118,908	51.55	0.44	2,000,352	53.59	0.39	1,908,407	56.90	0.37

Money market accounts	581,390	14.15	0.62	380,595	10.20	0.41	245,752	7.33	0.27

Certificate of deposit accounts	1,409,772	34.30	1.46	1,351,619	36.21	1.55	1,199,849	35.77	1.87
Total deposits	$4,110,070	100.00%	0.81%	$3,732,566	100.00%	0.81%	$3,354,008	100.00%	0.90%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in June and July 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. During the year ended December 31, 2016, the Holding Company issued subordinated debt with an aggregated principal amount of $75.0 million, receiving net proceeds totaling $73.4 million. The subordinated debt was issued at 5.25% fixed-to-floating rate maturing in 2026. The debt is callable at par quarterly through its maturity date beginning December 15, 2021.

The average cost of borrowings was 1.67%, 1.76% and 2.49% for the years ended December 31, 2016, 2015 and 2014, respectively. The average balances of borrowings were $1,231,0 million, $1,104.4 million and $993.8 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase (1)
Average balance outstanding	$64,087	$116,000	$137,824
Maximum amount outstanding at any month
end during the period	116,000	116,000	155,300
Balance outstanding at the end of period	-	116,000	116,000
Weighted average interest rate during the period	3.26%	3.22%	3.40%
Weighted average interest rate at end of period	n/a	3.18	3.18

FHLB-NY Advances (1)
Average balance outstanding	$1,123,411	$947,370	$826,132
Maximum amount outstanding at any month
end during the period	1,337,265	1,106,658	936,813
Balance outstanding at the end of period	1,159,190	1,106,658	911,721
Weighted average interest rate during the period	1.46%	1.48%	1.60%
Weighted average interest rate at end of period	1.17	1.40	1.44

Other Borrowings
Average balance outstanding	$43,516	$40,998	$29,834
Maximum amount outstanding at any month
end during the period	107,373	89,479	30,352
Balance outstanding at the end of period	107,373	49,018	28,771
Weighted average interest rate during the period	4.76%	4.02%	5.30%
Weighted average interest rate at end of period	5.02	2.56	5.96

Total Borrowings (1)
Average balance outstanding	$1,231,014	$1,104,368	$993,790
Maximum amount outstanding at any month
end during the period	1,560,639	1,312,137	1,112,201
Balance outstanding at the end of period	1,266,563	1,271,676	1,056,492
Weighted average interest rate during the period	1.67%	1.76%	1.96%
Weighted average interest rate at end of period	1.53	1.61	1.75

(1)	The “weighted average interest rate during the period” for the year ended December 31, 2014, excludes prepayment penalties on borrowings incurred from the extinguishment of debt to conform to the presentation for the year ended December 31, 2016. These penalties are reflected in non-interest expense.

Subsidiary Activities

At December 31, 2016, Flushing Financial Corporation had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had three wholly owned subsidiaries: FSB Properties Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

(a)       Properties, which is incorporated in the State of New York, was formed in 1976 under the Savings Bank’s New York State leeway investment authority. The original purpose of Properties was to engage in joint venture real estate equity investments. The Savings Bank discontinued these activities in 1986. The last joint venture in which Properties was a partner was dissolved in 1989, and the remaining property disposed. Properties is currently used to hold title to real estate owned that is obtained via foreclosure.

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

Personnel

At December 31, 2016, we had 447 full-time employees and 23 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan. At December 31, 2016, there were 489,320 shares available for delivery in connection with awards under the 2014 Omnibus Plan.

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

Bad Debt Reserves. Prior to the enactment of the Act, which was signed into law on August 20, 1996, savings institutions which met certain definitional tests primarily relating to their assets and the nature of their business (“qualifying thrifts”), such as the Savings Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualifying thrifts could compute deductions for bad debts using either the specific charge off method of Section 166 of the Internal Revenue Code (the “Code”) or the reserve method of Section 593 of the Code. Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by qualifying thrifts, effective for taxable years beginning after 1995. Qualifying thrifts that are treated as large banks, such as the Savings Bank was, are required to use the specific charge off method, pursuant to which the amount of any debt may be deducted only as it actually becomes wholly or partially worthless.

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

State and Local Taxation

New York State and New York City Taxation. We are subject to the New York State Franchise Tax on Banking Corporations. New York State recently enacted several reforms (the "Tax Reform Package") to its tax structure, including changes to the franchise, sales, estate and personal income taxes. These changes generally became effective for tax years beginning on or after January 1, 2015.  The Tax Reform Package simplified the existing corporate tax code for New York State businesses while remaining relatively neutral in relation to corporate tax receipts. Under the Tax Reform Package, the New York State corporate income tax rate was reduced, effective January 1, 2016, from 7.10% to 6.50%.  The metropolitan commuter transportation district surcharge ("MTA Tax") increased to 28% of the surcharge base for tax years beginning on or after January 1, 2016. The MTA Tax rate for tax years beginning on or after January 1, 2017 will be adjusted based upon future Metropolitan Transit Authority budget projections.

Some of the most significant elements of the Tax Reform Package include the merger of the bank franchise tax regime into the general corporate franchise tax regime, expanded application of economic nexus, adoption of unitary reporting, and apportionment of source income solely by reference to customer location.

New York State formerly had imposed a franchise tax on general business corporations and a separate franchise tax on banking corporations. Under these statutes, New York State financial service companies and banks were previously taxed under different regimes. The Tax Reform Package repealed the prior bank franchise taxation regime and merged it into the corporate franchise tax regime.  It also made certain subtraction modifications to the corporate franchise tax regime, most notably by providing a choice between three potential financial tax subtraction modifications: (i) a subtraction modification equal to 32% of New York State’s entire net income available to all thrifts and community banks with assets that do not exceed $8 billion, provided certain residential lending tests are met; (ii) a subtraction modification, available to both small thrifts and community banks with assets that do not exceed $8 billion, based upon 50% of the net interest income from loans multiplied by the fraction of interest received from loans secured by real estate located in New York State or small business loans made to New York State borrowers with a principal amount of $5 million or less divided by total interest income from all loans; and (iii) both small thrifts and community banks with assets that do not exceed $8 billion that owned a captive real estate investment trust as of April 1, 2014, may, for tax years beginning on or after January 1, 2015, subtract 160% of dividends received from the trust in determining New York State taxable income.

The Tax Reform Package requires that all firms meeting an ownership test of 50% or more be deemed a unitary business and required to file a combined tax return.  Substantial intercompany transactions are eliminated, and a domestic corporation without any assets or customers in New York State, but engaged in a unitary business with a related New York taxpayer, could become part of the New York State unitary group. The Tax Reform Package also requires business income to be apportioned to and taxed by New York State using a single receipts factor based on the customer's location. These provisions also contain favorable apportionment rules for asset-backed securities that are beneficial to the Company.

The Company is subject to New York City franchise tax on a consolidated basis. New York City tax law generally was conformed to New York State tax law with provisions similar to those described above for York State purposes, with only a few minor differences. For tax years beginning on or after January 1, 2015, the New York City income tax rate applied to the Company apportioned New York City taxable income was and is 8.85%.

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

The Dodd-Frank Act

The Dodd-Frank Act has significantly impacted the current bank regulatory structure and is expected to continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. In addition to creating the CFPB, the Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million, or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with assets of less than $15 billion. The Dodd-Frank Act created a new supervisory structure for oversight of the U.S. financial system, including the establishment of a new council of regulators, the Financial Stability Oversight Council, to monitor and address systemic risks to the financial system. Non-bank financial companies that are deemed to be significant to the stability of the U.S. financial system and all bank holding companies with $50 billion or more in total consolidated assets will be subject to heightened supervision and regulation. The FRB will implement prudential requirements and prompt corrective action procedures for such companies.

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

Some of the provisions of the Dodd-Frank Act are not yet in effect. The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.

On February 3, 2017, however, President Trump signed an executive order requiring a comprehensive review of financial system regulations, including the Dodd-Frank Act. President Trump has promised other significant changes to financial system regulations. Nonetheless, changes to these regulations are expected to be politically controversial and may be slow and unpredictable in enactment and effect. It is too early to predict when or what, if any, existing regulations affecting us will be repealed or amended and what if any new regulations affecting us will be adopted, leaving the bank regulatory environment particularly uncertain at present. Further, there can be no assurance as to the impact that any laws, regulations or governmental programs that may be introduced or implemented in the future will have on the financial markets and the economy.

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

Volcker Rule

On December 10, 2013, our primary federal regulators adopted Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” which prohibits insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives and other financial instruments for the firm’s own account, subject to certain exemptions, including market making and risk-mitigating hedging. The Volcker Rule also imposes limits on banking entities’ investments in, and other relationships with, hedge funds and private equity funds. The financial industry has strongly opposed the Volcker Rule, which remains controversial and the subject of continuing debate. Further, as noted above, President Trump has indicated an intention to review many financial industry regulations. In this regard, in January 2017, the Treasury Secretary, Steven Mnuchin, publicly stated the intention that the regulatory impact of the Volcker Rule be loosened. At this time, it is too early to know whether any changes will be proposed or implemented or what impact any changes may have on the Bank or the Company.

The rule as adopted prohibited banking entities from owning collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) after July 21, 2015. At December 31, 2016 and 2015, the Company did not hold any TruPs CDOs.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations. At December 31, 2016, the Bank’s largest aggregate amount of loans to one borrower was $74.0 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

In addition, on February 16, 2017, the NYDFS issued the final version of its cybersecurity regulation, which has an effective date of March 1, 2017. The regulation, which is detailed and broad in scope, covers five basic areas.

Governance: The regulation requires senior management and boards of directors must adopt a cybersecurity policy for protecting information systems and most sensitive information. Covered companies must also designate a Chief Information Security Officer, who must report to the board annually. The cybersecurity policy must be in place, and the security officer designated, by August 28, 2017.

Testing: The regulation requires the conduct of cybersecurity tests and analyses, including a “risk assessment” to “evaluate and categorize risks,” evaluate the integrity and confidentiality of information systems and non-public information, and develop a process to mitigate any identified risks. These tests and assessments must be conducted by March 1, 2018.

Ongoing Requirements: The regulation imposes substantial day-to-day and technical requirements. Among others, we must develop access controls for our information systems, ensure the physical security of our computer systems, encrypt or protect personally identifiable information, perform reviews of in-house and externally created applications, train employees, and build an audit trail system. The timeline to ensure compliance with these rules ranges from one year to eighteen months.

Vendors: The new regulation also regulates third-party vendors with access to our information technology or non-public information. We will be required to develop and implement written policies and procedures to ensure the security of our information technology systems or non-public information that can be accessed by our vendors, including identifying the risks from third-party access, imposing minimum cybersecurity practices for vendors, and creating a due-diligence process for evaluating those vendors. We will have two years to satisfy these extensive requirements.

Reports: The new regulation imposes a notification process for any material cybersecurity event. Within 72 hours, a cybersecurity event that has a “reasonable likelihood” of “materially harming” us or that must be reported to another government or self-regulating agency must be reported to the NYDFS. In addition, an annual compliance certification to the NYDFS from either the board or a senior officer is required.

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

As of December 31, 2016, the Bank was deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum common equity Tier 1 capital ratio of 6.5%, a minimum Tier 1 risk-based capital ratio of 8%, and a minimum total risk-based capital ratio of 10%. For a summary of the regulatory capital ratios of the Bank at December 31, 2016, see “Note 14 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

Insurance of Deposit Accounts. The Dodd-Frank Act made permanent the standard maximum amount of FDIC deposit insurance at $250,000 per depositor.  In addition, the deposits of the Bank are insured up to applicable limits by the DIF. In this regard, insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF.  Assessments are based on average total assets minus average tangible equity.  The assessment rate is determined through a risk-based system.  For depository institutions with less than $10 billion in assets, such as the Bank, under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. The initial base assessment rate currently ranges from five to 35 basis points on an annualized basis. The initial base assessment rate is then decreased depending on the institution's ratio of long-term unsecured debt to its assessment base (with such decrease not to exceed the lesser of five basis points or 50% of the initial base assessment rate) and, for institutions not in the highest risk category, increased if the institution's brokered deposits are more than ten percent of its domestic deposits (with such increase not to exceed ten basis points).  The current total base assessment rate is therefore from 2.5 to 45 basis points on an annualized basis.

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

As part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required Bank Insurance Fund (“BIF”) institutions, including the Savings Bank, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $297,000, $278,000 and $267,000 for their share of the interest due on FICO bonds in 2016, 2015 and 2014, respectively, which is included in FDIC insurance expense. These payments, which generally approximate 10% of the Bank's annual FDIC insurance payments, will continue until those bonds mature through 2019.

Brokered Deposits. The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2016, the Bank had $1,114.9 million in brokered deposit accounts.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2016, the Bank was required to maintain $59.2 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). At December 31, 2016, the Company’s consolidated capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2016, our gross loan portfolio was $4,819.1 million, of which 86.9% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($2,178.5 million), commercial real estate ($1,246.1 million) and one-to-four family mixed-use property ($558.5 million), which combined represent 82.7% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, prior to 2010, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified. At December 31, 2016, we had $9.0 million outstanding of one-to-four family residential properties originated to individuals based on stated income and verifiable assets, and $36.6 million advanced on home equity lines of credit for which we did not verify the borrower’s income. The total loans for which we did not verify the borrower’s income at December 31, 2016 was $45.6 million, or 0.9% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any subprime loans.

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

Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations

Our liquidity is critical to our ability to operate our business. Our primary sources of liquidity are deposits, both retail deposits from our branch network including iGObanking.com®, brokered deposits, and borrowed funds, primarily wholesale borrowing from the FHLB-NY. Funds are also provided by the repayment and sale of securities and loans. Our ability to obtain funds are influenced by many external factors, including but not limited to, local and national economic conditions, the direction of interest rates and competition for deposits in the markets we serve. Additionally, changes in the FHLB-NY underwriting guidelines may limit or restrict our ability to borrow. A decline in available funding caused by any of the above factors or could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill our obligations such as repaying our borrowings or meeting deposit withdrawal demands.

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $1,114.9 million, or 26.5% of total deposits, and $982.8 million, or 25.2% of total deposits, in brokered deposit accounts at December 31, 2016 and 2015, respectively. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, we place a portion of our government deposits in an ICS brokered money market product which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The Bank had $655.0 million and $339.8 million in brokered money market accounts at December 31, 2016 and 2015, respectively. The Bank also had $1.1 million and $17.8 million in brokered checking accounts at December 31, 2016 and 2015, respectively.

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

The Markets in Which We Operate Are Highly Competitive

We face intense and increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities we emphasize. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. Our most direct competition for deposits historically has come from savings banks, commercial banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as us, to compete effectively with large, national, regional and super-regional banking institutions. Our internet branch, “iGObanking.com®”, a division of the Bank, provides us access to consumers in markets outside our geographic locations. The internet banking arena exposes us to competition with many larger financial institutions that have greater financial resources, name recognition and market presence than we do.

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During the Great Recession, for example, unemployment increased, the housing market in the United States experienced a significant slowdown, and foreclosures rose. Adverse economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. A decline in the local or national economy or the New York City metropolitan area real estate market could adversely affect our financial condition and results of operations, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Many factors could require additions to the allowance for loan losses in future periods above those currently maintained. These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of our loan collateral, and (4) future review and evaluation of our loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions, prevailing interest rates and other factors. See “Business — General — Allowance for Loan Losses” in Item 1 of this Annual Report.

These same factors could cause delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities we hold in our investment portfolio. Combining increased delinquencies with liquidity problems in the market could result in a decline in the market value of our investments in privately issued mortgage-backed securities. There can be no assurance that a decline in the market value of these investments will not result in other-than-temporary impairment charges in our financial statements.

Changes in Laws and Regulations Could Adversely Affect Our Business

From time to time, legislation, such as the Dodd-Frank Act, is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies. In particular, on February 3, 2017, President Trump signed an executive order requiring a comprehensive review of financial system regulations, including the Dodd-Frank Act. President Trump has promised other significant changes to financial system regulations. Nonetheless, changes to these regulations are expected to be politically controversial and may be slow and unpredictable in enactment and effect. It is too early to predict when or what, if any, existing regulations affecting us will be repealed or amended and what if any new regulations affecting us will be adopted, leaving the bank regulatory environment particularly uncertain at present. Further, there can be no assurance as to the impact that any laws, regulations or governmental programs that may be introduced or implemented in the future will have on the financial markets and the economy. . For a discussion of regulations affecting us, see “Business —Regulation” and “Business—Federal, State and Local Taxation” in Item 1 of this Annual Report.

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

In particular, as noted above the Dodd-Frank Act has been implemented in significant part. The Dodd-Frank Act imposes a variety of regulations affecting us, including:

•	New Regulators. The Dodd-Frank Act initiated changes in our regulatory regimes that over time evolved such that we became subject to regulation, supervision and examination by two federal banking agencies, the FDIC and the Federal Reserve. The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. The CFPB has focused its attention on consumers and pursuing enforcement or corrective measures in addition to those imposed by other bank regulatory agencies. In addition to regulatory changes promised by President Trump, he has indicated his intention, facilitated by Congressional support, to reduce the powers and impact of the CFPB. It is too early to predict when or what, if any, powers of the CFPB will be repealed or amended, leaving the CFPB regulatory environment particularly uncertain at present.
•	Consolidated Holding Company Capital Requirements. The Dodd-Frank Act required the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. The Company is a bank holding company subject to these consolidated capital requirements. Among other things, the new requirements effectively eliminated the use of newly-issued trust preferred securities as a component of Tier 1 Capital for depository institution holding companies of our size.
•	Roll Back of Federal Preemption. The Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that federal savings associations and national banks currently enjoy by (1) permitting federal preemption of a state consumer financial law only if such law prevents or significantly interferes with the exercise of a federal savings association’s or national bank’s powers or such state law is preempted by another federal law, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. As a result, we may now be subject to state laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

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

At the New York State level, the Company and the Bank are subject to extensive supervision, regulation and examination by the NYDFS and the FDIC. Such regulation limits the manner in which the Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank's depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Failure to comply with applicable laws and regulations could subject the Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company and Bank.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on the Company's results of operations. The Federal Reserve regulates the supply of money and credit in the United States.  Its policies determine in significant part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the Company's net interest margin.  Governmental policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Changes in Federal Reserve or governmental policies are beyond the Company's control and difficult to predict; consequently, the impact of these changes on the Company's activities and results of operations is difficult to predict.

As noted above, financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, especially in light of the uncertainty of initiatives suggested by the Trump administration in the context of a Republican-controlled Congress, none of which is within the control of the Company or the Bank. Significant new laws or changes in, or repeals of, existing laws, may cause the Company's results of operations to differ materially. Further, federal monetary policy significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements for liquid assets. A material change in any of these conditions could have a material adverse impact on the Bank, and therefore, on the Company's results of operations.

The FDIC’s Restoration Plan and Related Increased Assessment Rates May Have a Material Effect on Our Results of Operations

In 2016, the FDIC approved a final rule that imposes a surcharge on the quarterly assessments of institutions with total consolidated assets of $10 billion or more to increase the reserve ratio of the DIF from 1.15 percent to 1.35 percent, as required by the Dodd-Frank Act. If this surcharge is insufficient to increase the reserve ratio to 1.35 percent by December 31, 2018, a one-time shortfall assessment will be imposed on institutions with total consolidated assets of $10 billion (small banks) or more on March 31, 2019. The rule also provides assessment credits to institutions with total consolidated assets of less than $10 billion to offset the effect of the increase in the reserve ratio on these institutions, such as us. The final rule also noted that assessment rates for all established small banks will be determined using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The new pricing system eliminates risk categories, but establishes minimum and maximum assessment rates for established small banks based on the regulatory safety and soundness rating assigned to the Bank. The final rule is revenue neutral; that is, it leaves aggregate assessment revenue collected from small banks approximately the same as it would have been absent the final rule. Therefore, depending on what circumstances will achieve revenue neutrality and whether new rules applicable to us are adopted, the FDIC’s rulemaking and related new assessment rates may have a material adverse effect on our results of operations.

There is no guarantee that the rules described above be sufficient for the DIF to meet its funding requirements, which may necessitate further rulemaking, special assessments or increases in deposit insurance premiums. Any such future rulemaking, assessments or increases could have a further material impact on our results of operations.

Section 620 of the Dodd-Frank Act required federal banking agencies to conduct a study and report to Congress on the types of activities and investments permissible for banking entities such as us, the associated risks, and how banking entities mitigate those risks. The report was finalized and delivered in September 2016. Each regulatory agency prepared the section of the report relative to the banking entities that it supervises. Each of the three sections of the report includes a discussion of permissible activities, risk mitigation, legal limitations, and specific recommendations as required by the Dodd-Frank Act. It is too early to determine what if any regulatory new or changed regulatory measures may arise from the report, which adds to the currently uncertain regulatory landscape for us.

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

In addition, on February 16, 2017, the NYDFS issued the final version of its cybersecurity regulation, which has an effective date of March 1, 2017. The regulation, which is detailed and broad in scope, covers five basic areas.

Governance: The regulation requires senior management and boards of directors must adopt a cybersecurity policy for protecting information systems and most sensitive information. Covered companies must also designate a Chief Information Security Officer, who must report to the board annually. The cybersecurity policy must be in place, and the security officer designated, by August 28, 2017.

Testing: The regulation requires the conduct of cybersecurity tests and analyses, including a “risk assessment” to “evaluate and categorize risks,” evaluate the integrity and confidentiality of information systems and non-public information, and develop a process to mitigate any identified risks. These tests and assessments must be conducted by March 1, 2018.

Ongoing Requirements: The regulation imposes substantial day-to-day and technical requirements. Among others, we must develop access controls for our information systems, ensure the physical security of our computer systems, encrypt or protect personally identifiable information, perform reviews of in-house and externally created applications, train employees, and build an audit trail system. The timeline to ensure compliance with these rules ranges from one year to eighteen months.

Vendors: The new regulation also regulates third-party vendors with access to our information technology or non-public information. We will be required to develop and implement written policies and procedures to ensure the security of our information technology systems or non-public information that can be accessed by our vendors, including identifying the risks from third-party access, imposing minimum cybersecurity practices for vendors, and creating a due-diligence process for evaluating those vendors. We will have two years to satisfy these extensive requirements.

Reports: The new regulation imposes a notification process for any material cybersecurity event. Within 72 hours, a cybersecurity event that has a “reasonable likelihood” of “materially harming” us or that must be reported to another government or self-regulating agency must be reported to the NYDFS. In addition, an annual compliance certification to the NYDFS from either the board or a senior officer is required.

In light of the newness of the cybersecurity regulation, it is impossible to determine the cost and other effects on us of full and timely compliance. In addition to resources that may be required, in the event that we do not timely and fully comply, we would be subject to enforcement and other consequences in addition to any other claims that might arise. There can be no assurance that we will achieve full and timely compliance with the regulation, in which event our business mat be materially adversely affected.

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. Management views the Company as operating as a single unit - a community bank. At December 31, 2016, we had goodwill with a carrying amount of $16.1 million. Declines in the fair value of the reporting unit may result in a future impairment charge. Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2016, we had a deferred tax asset of $34.7 million. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes. Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2016, the Bank conducted its business through 19 full-service offices and its internet branch, “iGObanking.com®”.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.” As of December 31, 2016, we had approximately 707 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. Our stock closed at $29.39 on December 31, 2016. The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns, or commissions. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.)

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First Quarter	$22.32	$19.02	$0.17	$20.75	$17.99	$0.16
Second Quarter	21.72	18.95	0.17	22.00	18.77	0.16
Third Quarter	23.78	19.22	0.17	22.00	19.08	0.16
Fourth Quarter	29.90	20.95	0.17	23.07	19.01	0.16

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2016:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2016	20,303	$21.47	20,303	500,602
November 1 to November 30, 2016	4,697	21.76	4,697	495,905
December 1 to December 31, 2016	-	-	-	495,905
Total	25,000	$21.52	25,000

On June 16, 2015, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the years ended December 31, 2016 and 2015, the Company repurchased 403,695 shares and 735,599 shares, respectively, of the Company’s common stock at an average cost of $19.89 per share and $19.51 per share, respectively. At December 31, 2016, 495,905 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2016:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved
by security holders	5,600	$9.61	489,320

Equity compensation plans not
approved by security holders	-	-	-

	5,600	$9.61	489,320

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2011 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite. The comparative published industry indices chosen were the SNL Bank $5 Billion to $10 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. The SNL Mid-Atlantic Bank Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Bank $5 Billion to $10 Billion in Assets Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

Flushing Financial Corporation

The total return assumes $100 invested on December 31, 2011 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2016. The performance graph above is based upon closing prices on the trading date specified.

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Flushing Financial Corporation	100.00	126.07	175.27	176.87	194.93	272.62
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $5 Billion to $10 Billion	100.00	117.63	181.48	186.94	212.96	305.09
SNL Mid-Atlantic Bank	100.00	133.96	180.57	196.72	204.10	259.43

Item 6. Selected Financial Data.

At or for the years ended December 31,	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$6,058,487	$5,704,634	$5,077,013	$4,721,501	$4,451,416
Loans, net	4,813,464	4,366,444	3,785,277	3,402,402	3,203,017
Securities held to maturity	37,735	6,180	-	-	-
Securities available for sale	861,381	993,397	973,310	1,017,790	949,566
Deposits	4,205,631	3,892,547	3,508,598	3,232,780	3,015,193
Borrowed funds	1,266,563	1,271,676	1,056,492	1,012,122	948,405
Total stockholders' equity	513,853	473,067	456,247	432,532	442,365
Book value per common share (1)	$17.95	$16.41	$15.52	$14.36	$14.39

Selected Operating Data
Interest and dividend income	$220,997	$204,146	$197,128	$200,526	$213,714
Interest expense	53,911	49,726	49,554	52,284	63,275
Net interest income	167,086	154,420	147,574	148,242	150,439
Provision (benefit) for loan losses	-	(956)	(6,021)	13,935	21,000
Net interest income after provision
for loan losses	167,086	155,376	153,595	134,307	129,439
Non-interest income:
Net gains on sales of securities
and loans	2,108	589	2,942	3,197	69
Net gains on sales of building	48,018	6,537	-	-	-
Other-than-temporary credit impairment
charge on securities	-	-	-	(1,419)	(776)
Net (loss) gain from fair value adjustments	(3,434)	(1,841)	(2,568)	(2,521)	55
Other income	10,844	10,434	9,869	10,299	9,717
Total non-interest income	57,536	15,719	10,243	9,556	9,065
Non-interest expense	118,603	97,719	91,026	83,155	82,326
Income before income tax provision	106,019	73,376	72,812	60,708	56,178
Income tax provision	41,103	27,167	28,573	22,956	21,847
Net income	$64,916	$46,209	$44,239	$37,752	$34,331

Basic earnings per common share (2)	$2.24	$1.59	$1.49	$1.26	$1.13
Diluted earnings per common share (2)	$2.24	$1.59	$1.48	$1.26	$1.13
Dividends declared per common share (2)	$0.68	$0.64	$0.60	$0.52	$0.52
Dividend payout ratio	30.4%	40.3%	40.3%	41.3%	46.0%

(Footnotes on the following page)

At or for the years ended December 31,	2016		2015		2014		2013		2012

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	1.10%		0.86%		0.91%		0.82%		0.79%
Return on average equity	13.07		9.93		9.82		8.73		7.99
Average equity to average assets	8.40		8.68		9.31		9.45		9.83
Equity to total assets	8.48		8.29		8.99		9.16		9.94
Interest rate spread	2.86		2.94		3.10		3.32		3.50
Net interest margin	2.97		3.04		3.22		3.43		3.65
Non-interest expense to average assets	2.01		1.82		1.77		1.76		1.88
Efficiency ratio	59.64		58.57		54.40		50.64		50.73
Average interest-earning assets to average
interest-bearing liabilities	1.12	x	1.11	x	1.11	x	1.10	x	1.09	x

Regulatory capital ratios: (3)
Tier 1 leverage capital (well capitalized = 5%)	10.12%		8.89%		9.63%		9.48%		9.62%
Common equity tier 1 risk-based capital (well capitalized = 6.5%)	14.12		12.62		n/a		n/a		n/a
Tier 1 risk-based capital (well capitalized =8%)	14.12		12.62		13.87		14.59		14.38
Total risk-based capital (well capitalized =10%)	14.64		13.17		14.60		15.63		15.43

Asset quality ratios:
Non-performing loans to gross loans (4)	0.44%		0.60%		0.90%		1.43%		2.79%
Non-performing assets to total assets (5)	0.36		0.54		0.80		1.14		2.21
Net (recoveries) charge-offs to average loans	(0.02)		0.06		0.02		0.41		0.64
Allowance for loan losses to gross loans	0.46		0.49		0.66		0.93		0.97
Allowance for loan losses to total
non-performing assets (5)	101.28		69.45		61.94		59.04		31.59
Allowance for loan losses to total
non-performing loans (4)	103.80		82.58		73.40		64.89		34.62

Full-service customer facilities	19		19		17		17		17

(1)	Calculated by dividing stockholders’ equity of $513.9 million and $473.1 million at December 31, 2016 and 2015, respectively, by 28,632,904 and 28,830,558 shares outstanding at December 31, 2016 and 2015, respectively.
(2)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.
(3)	Represents the Bank’s capital ratios, which exceeded all minimum regulatory capital requirements during the periods presented. Common equity tier 1 risk-based capital was not a required ratio prior to 2015.
(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.
(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

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

The Bank has a business banking unit which focuses on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2016 and 2015, the business banking unit had $613.0 million and $525.3 million, respectively, in gross loans outstanding and $144.4 million and $146.3 million, respectively, of customer deposits.

The Bank has an internet branch, iGObanking.com®, which provides access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail. IGObanking.com® does not currently accept loan applications. As of December 31, 2016 and 2015, iGObanking.com® had $417.3 million and $323.7 million, respectively, of customer deposits.

The Bank has a governmental banking unit, which provides banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. At December 31, 2016 and 2015, the government banking unit had $1,062.1 million and $975.9 million, respectively, in customer deposits.

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

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	Increase core deposits and continue to improve funding mix;
•	increase net interest income by leveraging loan pricing opportunities;
•	enhance earnings by managing net interest margin and improving scalability and efficiency;
•	manage credit risk;
•	maintain well capitalized levels under all stress test scenarios;
•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;
•	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Increase core deposits and continue to improve funding mix. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have built multi-channel deposit gathering capabilities. The business banking operation was designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2016, deposits balances in the business sector are $144.4 million. We also have “iGObanking.com®”, as a division of the Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. In creating iGObanking.com®, our strategy is to reduce our reliance on wholesale borrowings and reduce our funding costs. Deposit balances in iGObanking.com® were $417.3 million at December 31, 2016, at rates lower than our borrowings. We have a government banking division as an additional source of deposits. At December 31, 2016, deposits in our government banking division totaled $1,062.1 million at rates below our average cost of funds. We also obtain deposits through brokers and the CDARS® and ICS network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. During 2016, we realized an increase in due to depositors of $309.7 million, as core deposits increased $340.9 million while certificates of deposit decreased $31.2 million.

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

Increase net interest income by leveraging loan pricing opportunities. During 2016, we repositioned our strategy to focus more on loan pricing as opposed to volume. We saw yields on originations increase for the third and fourth quarters of 2016 as compared to the same period in 2015. The average interest rate obtained for third quarter 2016 originations was 3.74% as compared to 3.56% for the 2015 period. For fourth quarter 2016 originations, the average interest rate increased 13 basis points to 3.81% as compared to 3.68% for the 2015 period.

We have emphasized the strategic growth of multi-family residential mortgage loans and floating rate commercial business loans. We have re-entered the higher-yielding non-owner occupied commercial real estate lending during 2015. We continued to deemphasize one-to-four family – mixed-use property and construction lending and we no longer provide taxi medallion loans.

The following table shows loan originations and purchases during 2016, and loan balances as of December 31, 2016.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2016	Gross Loans
	(Dollars in thousands)
Multi-family residential	$371,197	$2,178,504	45.21%
Commercial real estate	322,721	1,246,132	25.86
One-to-four family ― mixed-use property	62,735	558,502	11.59
One-to-four family ― residential	24,820	185,767	3.85
Co-operative apartment	470	7,418	0.15
Construction	15,772	11,495	0.24
Small Business Administration	8,447	15,198	0.32
Taxi Medallion	-	18,996	0.39
Commercial Business and Other	326,776	597,122	12.39
Total	$1,132,938	$4,819,134	100.00%

At December 31, 2016, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 83.5% of our gross loans. We have repositioned our loan growth since the Great Recession to reduce credit risk; however, our concentration in these types of loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Enhance earnings by managing net interest margin and improving scalability and efficiency. By taking advantage of loan pricing opportunities and continuing to maintain a lower cost of funds, we actively manage the net interest margin. During the year ended December 31, 2016, the cost of interest-bearing liabilities decreased one basis point to 1.07% from 1.08% for the year ended December 31, 2015. During 2017, approximately 47% of our borrowings and certificates of deposits are scheduled to mature or reprice. During 2016, we renovated two branches to the Universal Banker model and plan to renovate three branches during 2017. The Universal Banker model will result in savings of both personnel and occupancy costs while providing our customers with cutting-edge technology.

Manage credit risk. By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans, recording net recoveries of $0.7 million for the year ended December 31, 2016 compared to net charge-offs of $2.6 million for the year ended December 31, 2015. The loan to value for the real estate dependent loan portfolio was 40.5% and the average loan to value for non-performing loans collateralized by real estate was 39.1% at December 31, 2016. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 26 delinquent loans totaling $8.0 million, 23 delinquent loans totaling $9.0 million, and 34 delinquent loans totaling $15.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. We recorded net recoveries on delinquent loans that were sold during 2016, 2015 and 2014 of $48,000, $0.1 million and $0.4 million. We realized gross gains of $0.3 million, $0.1 million and $0.1 million on the sale of delinquent loans for the years ended December 31, 2016, 2015 and 2014, respectively. We realized gross losses of $2,000 for the year ended December 31, 2015. We did not record any gross losses during the years ended December 31, 2016 and 2014. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing loans totaled $21.9 million and $31.0 million at December 31, 2016 and 2015, respectively. Non-performing assets as a percentage of total assets were 0.36% and 0.54% at December 31, 2016 and 2015, respectively.

Maintain well capitalized levels under all stress test scenarios. The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to Flushing Financial Corporation, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $6.1 billion, as a best practice, we completed these tests. As of December 31, 2016, under all stress scenarios, we remain well capitalized per current regulations.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens is characterized with a high level of ethnic diversity. An important element of our strategy is to service multi-ethnic consumers and businesses. We have a particular presence and concentration in Asian communities, including in particular the Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 30 languages. We have an Asian advisory board to help broaden our links to the community by providing guidance and fostering awareness of our active role in the local community. Through our focus on and commitment to the Asian community in Queens, where we have four branches, we have obtained approximately $500 million in deposits in these branches. We also have over $450 million of loans and lines of credit outstanding to borrowers in the Asian community.

Manage Enterprise-Wide Risk. We identify, measure and attempt to mitigate risks that affect, or have the potential to affect, our business. Due to past economic crises and recent increases in government regulation, we devote significant resources to risk management. We have a seasoned risk officer to provide executive risk leadership, and an enterprise-wide risk management program. Several enterprise risk management analytical products are in use which include key risk indicators. We also have had a chief information security officer even before one will be required by recent NYDFS rulemaking not yet in effect. Our management of enterprise-wide risk enables us to recognize and monitor risks and establish procedures to disseminate the risk information across our organization and to our Board of Directors. The objective is to have a robust and focused risk management process capable of identifying and mitigating emerging threats to the Bank’s safety and soundness.

Trends and Contingencies. Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. We have remained strategically focused on the origination of multi-family residential mortgages and to a lesser extent, commercial real estate and one-to-four family mixed-use property mortgage loans. However, in late 2014 and throughout 2015 and 2016 we have increased our emphasis on the origination and purchase of business loans with full banking relationships and commercial real estate loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

As we have seen improvements in the local economy, our non-performing loans have decreased. The majority of our impaired loans are income producing residential properties located in the New York City metropolitan market. Due to the low vacancy rates for these types of properties, they have retained more of their value, thereby reducing their loss content. Non-performing loans totaled $21.4 million, $26.1 million and $34.2 million at December 31, 2016, 2015 and 2014, respectively. We have not experienced a significant increase in foreclosed properties despite an extended foreclosure process in our market. The extended foreclosure process in our market is due to the high number of foreclosure actions filed in the court system in the counties for which we are seeking foreclosure on delinquent mortgage loans. We have not encountered significant issues with documentation relating to mortgages for which we are seeking foreclosure as we maintain custody of all loan documents and review them prior to providing them to our legal counsel to initiate the foreclosure action. During the year ended December 31, 2016, we recorded net recoveries of $0.7 million compared to net charge-offs of $2.6 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively. This improvement in net charge-offs allowed us to not record a provision for loan losses during the year ended December 31, 2016, compared to benefits of $1.0 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

Loan originations and purchases were $1,132.9 million, $1,233.5 million and $958.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. While we primarily rely on originating our own loans, we purchased $186.7 million, $278.9 million and $169.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2016, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 86.9% of our portfolio at December 31, 2016 compared to 87.7% at December 31, 2015 and 87.4% at December 31, 2014. Multi-family residential mortgage loans comprised 45.2%, 47.0% and 50.6% of our loan portfolio at December 31, 2016, 2015 and 2014, respectively. Commercial real estate mortgage loans comprised 25.9%, 22.9% and 16.4% of our loan portfolio at December 31, 2016, 2015 and 2014, respectively. One-to-four family mixed-use property mortgage loans comprised 11.6%, 13.1% and 15.1% of loan portfolio at December 31, 2016, 2015 and 2014, respectively. One-to-four family residential mortgage loans comprised 3.9%, 4.3% and 4.9% of loan portfolio at December 31, 2016, 2015 and 2014, respectively.

Due to depositors increased $309.7 million, $382.8 million and $272.9 million in 2016, 2015 and 2014, respectively. Lower-costing core deposits increased $340.9 million, $285.3 million and $88.1 million in 2016, 2015 and 2014, respectively. Higher-costing certificates of deposit decreased $31.2 million during 2016 compared to increases $97.5 million during 2015 and $184.9 million during 2014. Brokered deposits represented 26.5%, 25.2% and 21.8% of total deposits at December 31, 2016, 2015 and 2014, respectively.

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

During 2016, we sought performance under guarantees on three business loans, seeking judgment of approximately $3.6 million. As of December 31, 2016, we had received $6,000 on these business loans. During the year ended December 31, 2016, we realized recoveries of approximately $50,000 on business loans for which we sought judgments prior to 2016. During 2015, we sought performance under guarantees on two business loans, seeking judgment of approximately $2.5 million. During the year ended December 31, 2015, we realized recoveries of approximately $0.3 million on business loans and $0.1 million on real estate mortgage loans for which we sought judgments prior to 2015.

During 2016 our net interest income increased $12.7 million, or 8.20%, to $167.1 million for the twelve months ended December 31, 2016 from $154.4 million for the comparable prior year period, as a seven basis point decrease in the net interest margin to 2.97% for the twelve month ended December 31, 2016 was more than offset by balance sheet growth. The decrease in the net interest margin for 2016 was primarily due to a decline in the yield of our interest-earning assets, partially offset by a reduction in our funding costs. The decline in the yield of our interest earning assets was primarily due to rates earned on new loans originated and securities purchased during 2016 being lower than the yield of the existing portfolio. During 2016, the average balance of total loans, net increased $567.2 million to $4,600.7 million. During 2016, the average balance of borrowed funds increased by $126.6 million to $1,231.0 million compared to $1,104.4 million for 2015, while the cost of borrowed funds decreased nine basis points to 1.67% for the year ended December 31, 2016 from 1.76% in the comparable period. The cost of certificates of deposit accounts decreased nine basis points for the twelve months ended December 31, 2016 from the prior year, while the cost of money market accounts, NOW and savings accounts increased 21 basis points, seven basis points and four basis points, respectively, for the twelve months ended December 31, 2016 from the prior year. The cost of money market accounts increased primarily due to our shifting of Government NOW deposits to an Insured Cash Sweep service (“ICS”) brokered money market product, which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The cost of savings and NOW accounts increased as we increased the rates we pay on certain accounts to attract additional deposits. This resulted in an increase in the cost of due to depositors of one basis point to 0.89% for the twelve months ended December 31, 2016 from 0.88% for the twelve months ended December 31, 2015. Overall, as a result of these changes to our funding mix we were able to reduce our cost of interest-bearing liabilities one basis point to 1.07% for the year ended December 31, 2016 from 1.08% for the year ended December 31, 2015.

We are unable to predict the direction or timing of future interest rate changes. Approximately 47% of our certificates of deposit accounts and borrowings reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 36%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 14% and 23%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2016
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$307,930	$683,651	$1,493,473	$1,140,190	$532,657	$29,917	$4,187,818
Other loans	147,119	113,512	182,555	105,015	79,659	3,456	631,316
Short-term securities (1)	25,771	-	-	-	-	-	25,771
Securities held-to-maturity:
Other	1,330	14,540	-	-	-	21,865	37,735
Securities available for sale:							-
Mortgage-backed securities	22,331	71,257	129,933	84,419	95,006	113,530	516,476
Other	127,849	17,103	144,144	51,086	1,809	2,914	344,905
Total interest-earning assets	632,330	900,063	1,950,105	1,380,710	709,131	171,682	5,744,021

Interest-Bearing Liabilities
Savings accounts	9,589	28,767	52,320	48,782	114,825	-	254,283
NOW accounts	-	-	-	-	-	1,362,484	1,362,484
Money market accounts	37,188	111,563	105,206	589,413	-	-	843,370
Certificate of deposit accounts	281,713	362,623	649,794	76,711	1,274	-	1,372,115
Mortgagors' escrow deposits	-	-	-	-	-	40,216	40,216
Borrowings	353,713	231,227	408,200	273,423	-	-	1,266,563
Total interest-bearing liabilities (2)	$682,203	$734,180	$1,215,520	$988,329	$116,099	$1,402,700	$5,139,031

Interest rate sensitivity gap	$(49,873)	$165,883	$734,585	$392,381	$593,032	$(1,231,018)	$604,990
Cumulative interest-rate sensitivity gap	$(49,873)	$116,010	$850,595	$1,242,976	$1,836,008	$604,990
Cumulative interest-rate sensitivity gap
as a percentage of total assets	-0.82%	1.91%	14.04%	20.52%	30.30%	9.99%
Cumulative net interest-earning assets
as a percentage of interest-bearing
liabilities	92.69%	108.19%	132.32%	134.33%	149.14%	111.77%

(1) Consists of interest-earning deposits.

(2) Does not include non-interest bearing demand accounts totaling $333.2 million at December 31, 2016.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2015. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2016, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2016	2015	2016	2015	2016	2015
-200 basis points	0.74%	-1.87%	9.79%	9.37%	11.76%	12.05%
-100 basis points	2.11	0.83	7.47	6.93	11.77	12.03
Base interest rate	―	―	―	―	11.26	11.57
+100 basis points	-6.38	-4.96	-11.56	-11.34	10.26	10.57
+200 basis points	-13.97	-10.45	-26.43	-26.30	8.83	9.10

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2016				2015				2014
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$4,014,734	$173,419	4.32%		$3,524,331	$161,115	4.57%		$3,075,055	$154,316	5.02%
Other loans, net (1)(2)	585,948	21,706	3.70		509,147	17,605	3.46		446,852	16,011	3.58
Total loans, net	4,600,682	195,125	4.24		4,033,478	178,720	4.43		3,521,907	170,327	4.84
Taxable securities:
Mortgage-backed
securities	581,505	14,231	2.45		693,893	17,309	2.49		740,190	19,872	2.68
Other securities	243,567	8,243	3.38		163,604	4,398	2.69		147,883	3,437	2.32
Total taxable securities	825,072	22,474	2.72		857,497	21,707	2.53		888,073	23,309	2.62
Tax-exempt securities: (3)
Other securities	142,472	3,148	2.21		134,807	3,593	2.67		131,921	3,413	2.59
Total tax-exempt securities	142,472	3,148	2.21		134,807	3,593	2.67		131,921	3,413	2.59
Interest-earning deposits
and federal funds sold	58,522	250	0.43		58,397	126	0.22		41,770	79	0.19
Total interest-earning
assets	5,626,748	220,997	3.93		5,084,179	204,146	4.02		4,583,671	197,128	4.30
Other assets	286,786				276,965				254,741
Total assets	$5,913,534				$5,361,144				$4,838,412

Interest-bearing liabilities:
Deposits:
Savings accounts	$260,948	1,219	0.47		$264,891	1,151	0.43		$258,243	597	0.23
NOW accounts	1,496,712	7,891	0.53		1,432,609	6,593	0.46		1,390,899	6,227	0.45
Money market accounts	581,390	3,592	0.62		380,595	1,551	0.41		245,752	667	0.27
Certificate of deposit
accounts	1,409,772	20,536	1.46		1,351,619	20,943	1.55		1,199,849	22,420	1.87
Total due to depositors	3,748,822	33,238	0.89		3,429,714	30,238	0.88		3,094,743	29,911	0.97
Mortgagors' escrow
accounts	56,152	112	0.20		52,364	98	0.19		47,876	133	0.28
Total interest-bearing
deposits	3,804,974	33,350	0.88		3,482,078	30,336	0.87		3,142,619	30,044	0.96
Borrowings (6)	1,231,015	20,561	1.67		1,104,368	19,390	1.76		993,790	19,510	1.96
Total interest-bearing
liabilities	5,035,989	53,911	1.07		4,586,446	49,726	1.08		4,136,409	49,554	1.20
Non interest-bearing
demand deposits	305,096				250,488				211,389
Other liabilities	75,629				59,016				40,217
Total liabilities	5,416,714				4,895,950				4,388,015
Equity	496,820				465,194				450,397
Total liabilities and
equity	$5,913,534				$5,361,144				$4,838,412

Net interest income /
net interest rate spread (4), (6)		$167,086	2.86%			$154,420	2.94%			$147,574	3.10%

Net interest-earning assets /
net interest margin (5),(6)	$590,759		2.97%		$497,733		3.04%		$447,262		3.22%

Ratio of interest-earning
assets to interest-bearing
liabilities			1.12	X			1.11	X			1.11	X

(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $4.2 million, $4.2 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(3)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.
(6)	Borrowings expense for the year ended December 31, 2014, excludes prepayment penalties incurred from the extinguishment of debt to conform to the presentation for the year ended December 31, 2016. These penalties are reflected in non-interest expense.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Compared to			Compared to
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$21,481	$(9,177)	$12,304	$21,366	$(14,567)	$6,799
Other loans, net	2,809	1,292	4,101	2,149	(555)	1,594
Mortgage-backed securities	(2,800)	(278)	(3,078)	(1,202)	(1,361)	(2,563)
Other securities	2,531	869	3,400	473	668	1,141
Interest-earning deposits and
federal funds sold	-	124	124	33	14	47
Total interest-earning assets	24,021	(7,170)	16,851	22,819	(15,801)	7,018

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(20)	88	68	16	538	554
NOW accounts	295	1,003	1,298	210	156	366
Money market accounts	1,036	1,005	2,041	454	430	884
Certificate of deposit accounts	862	(1,269)	(407)	2,636	(4,113)	(1,477)
Mortgagors' escrow accounts	8	6	14	12	(47)	(35)
Borrowings	2,185	(1,014)	1,171	2,532	(7,839)	(5,307)
Total interest-bearing liabilities	4,366	(181)	4,185	5,860	(10,875)	(5,015)

Net change in net interest income	$19,655	$(6,989)	$12,666	$16,959	$(4,926)	$12,033

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General. Net income for the twelve months ended December 31, 2016 was $64.9 million, an increase of $18.7 million, or 40.48%, compared to $46.2 million for the twelve months ended December 31, 2015. Diluted earnings per common share were $2.24 for the twelve months ended December 31, 2016, an increase of $0.65, or 40.88%, from $1.59 for the twelve months ended December 31, 2015.

Return on average equity increased to 13.07% for the twelve months ended December 31, 2016, from 9.93% for the prior year. Return on average assets increased to 1.10% for the twelve months ended December 31, 2016, from 0.86% for the prior year.

Interest Income. Interest income increased $16.9 million, or 8.25%, to $221.0 million for the year ended December 31, 2016 from $204.1 million for the year ended December 31, 2015. The increase in interest income was primarily due to an increase of $542.6 million in the average balance of interest-earning assets to $5,626.7 million for the year ended December 31, 2016 from $5,084.2 million for the year ended December 31, 2015, which was partially offset by a nine basis point reduction in the yield of interest-earning assets to 3.93% for the year ended December 31, 2016 from 4.02% for the year ended December 31, 2015. The nine basis point decline in the yield of interest-earning assets was primarily due to a 19 basis point reduction in the yield on the loan portfolio to 4.24% for the twelve months ended December 31, 2016 from 4.43% for the twelve months ended December 31, 2015, partially offset by a 10 basis point increase in the yield on total securities to 2.65% for the twelve months ended December 31, 2016 from 2.55% for the prior year. The 19 basis point decrease in the yield on the loan portfolio was primarily due to a decline in the rates earned on new loan originations and existing loans modified to lower rates. The 10 basis point increase in the yield on the securities portfolio was primarily due to the purchase of new securities at higher yields than the existing portfolio. The yield on the loan portfolio, excluding prepayment penalty income on loans, decreased 17 basis points to 4.10% for the twelve months ended December 31, 2016 from 4.27 % for the twelve months ended December 31, 2015.

Interest Expense. Interest expense increased $4.2 million, or 8.42%, to $53.9 million for the year ended December 31, 2016 from $49.7 million for the year ended December 31, 2015. The increase in the cost of interest-bearing liabilities was primarily attributable to an increase of $449.5 million in the average balance of interest-bearing liabilities to $5,036.0 million for the year ended December 31, 2016 from $4,586.4 million for the year ended December 31, 2015, which was partially offset by a decrease of one basis point in the cost of interest-bearing liabilities to 1.07% for the year ended December 31, 2016 from 1.08% for the year ended December 31, 2015. The one basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of nine basis points in each of the cost of certificates of deposit and borrowed funds. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates. Additionally, the cost of borrowed funds benefited from the early extinguishment of $130.0 million in FHLB-NY advances at an average cost of 2.82% and $78.0 million in securities sold under agreements to repurchase, at an average cost of 3.80% during 2016. These decreases were partially offset by increases of 21 basis points, seven basis points and four basis points in the cost of money market, NOW and savings accounts, respectively, for the twelve months ended December 31, 2016 from the comparable prior year period. The cost of money market accounts increased primarily due to our shifting of Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of NOW and savings accounts increased as we increased the rate we pay on some of our products to attract additional deposits. Additionally, the cost of interest-bearing liabilities was negatively affected by increases of $126.6 million and $58.2 million in the average balance of higher costing borrowed funds and certificates of deposit, during the twelve months ended December 31, 2016, which was partially offset by an increase of $261.0 million in the average balance of lower-costing core deposits during the twelve months ended December 31, 2016 to $2,339.1 million from $2,078.1 million for the comparable prior year period.

Net Interest Income. Net interest income for the year ended December 31, 2016 totaled $167.1 million, an increase of $12.7 million, or 8.20%, from $154.4 million for 2015. The increase in net interest income was primarily due to the growth of net interest-earning assets. These improvements to net interest income were partially offset by a decrease in the net interest spread of eight basis points to 2.86% for the twelve months ended December 31, 2016 from 2.94% for the prior year. The yield on interest-earning assets decreased nine basis points to 3.93% for the year ended December 31, 2016 from 4.02% for the year ended December 31, 2015, while the cost of interest-bearing liabilities decreased one basis point to 1.07% for the year ended December 31, 2016 from 1.08% for the prior year period. The net interest margin decreased seven basis points to 2.97% for the year ended December 31, 2016 from 3.04% for the year ended December 31, 2015. Excluding prepayment penalty income, the net interest margin would have been 2.85% and 2.91% for the years ended December 31, 2016 and 2015, respectively.

Provision (Benefit) for Loan Losses. There was no provision or benefit for loan losses recorded for the twelve months ended December 31, 2016, compared to a benefit of $1.0 million recorded during the comparable prior year period. No provision was recorded during the twelve months ended December 31, 2016 due to the Company’s analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the twelve months ended December 31, 2016, non-accrual loans decreased $1.8 million to $21.0 million from $22.8 million at December 31, 2015. During the twelve months ended December 31, 2016, the Bank recorded net recoveries totaling $0.7 million, or two basis points of average loans. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 39.1% at December 31, 2016. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2016 was $57.5 million, an increase of $41.8 million, or 266.03%, from $15.7 million for the twelve months ended December 31, 2015. The increase in non-interest income was primarily due to an increase of $41.5 million in net gains on the sale of buildings, as we sold three of our branch buildings during each of the years ending December 31, 2016 and 2015 in sale-leaseback transactions. Additionally, non-interest income increased due to an increase in net gains from the sale of securities of $1.4 million and a gain from life insurance proceeds of $0.5 million. These increases were partially offset by a $1.6 million increase in net losses from fair value adjustments.

Non-Interest Expense. Non-interest expense was $118.6 million for the twelve months ended December 31, 2016, an increase of $20.9 million, or 21.37%, from $97.7 million for the twelve months ended December 31, 2015. The increase in non-interest expense was primarily due to increases of $10.4 million in prepayment penalties from the early extinguishment of debt during 2016, $7.7 million in salaries and benefits expense, $1.6 million in other operating expenses, $0.9 million in depreciation and amortization expense and $0.6 million in professional services expense from increases in legal and consulting expenses. The increase in salaries and benefits was primarily due to annual salary increases and additions in staffing in retail, audit and compliance departments, as well as increases in production incentives and the cost of split dollar life insurance benefits. The increase in other operating expenses was due to a $1.4 million increase in net losses on the sale of OREO recorded during the twelve months ended December 31, 2016, primarily due to the write-down and subsequent sale of one OREO. The growth in depreciation and amortization expense was primarily due to the opening of two new branches along with the move to our new corporate headquarters both occurring during 2015. The efficiency ratio was 59.6% for the twelve months ended December 31, 2016 compared to 58.6% for the twelve months ended December 31, 2015.

Income Tax Provisions. Income tax expense for the year ended December 31, 2016 increased $13.9 million, or 51.30%, to $41.1 million, compared to $27.2 million for the year ended December 31, 2015. The increase was primarily due to a $32.6 million increase in income before income taxes and an increase in the effective tax rate to 38.8% for the twelve months ended December 31, 2016 from 37.0% in the comparable prior year period. The increase in the effective tax rate reflects the reduced impact that preferential tax items had on the Company’s tax liability during the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015.

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

The prepayment penalty for the extinguishment of debt totaling $5.2 million, recorded during the year ended December 31, 2014, has been reclassified from interest expense to non-interest expense to conform to the presentation for the year ended December 31, 2016.

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

Interest Expense. Interest expense increased $0.2 million, or 0.35%, to $49.7 million for the year ended December 31, 2015 from $49.6 million for the year ended December 31, 2014. The increase in the cost of interest-bearing liabilities was primarily attributable to an increase of $450.0 million in the average balance of interest-bearing liabilities to $4,586.4 million for the year ended December 31, 2015 from $4,136.4 million for the year ended December 31, 2014, which was partially offset by a decrease of 12 basis points in the cost of interest-bearing liabilities to 1.08% for the year ended December 31, 2015 from 1.20% for the year ended December 31, 2014. The 12 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of 32 basis points and 20 basis points in the cost of certificates of deposit and borrowed funds, respectively. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates. These decreases were partially offset by increases of 20 basis points and 14 basis points in the cost of savings and money market accounts, respectively, for the twelve months ended December 31, 2015 from the comparable prior year period. The cost of savings accounts increased as we increased the rate we pay on some of our savings products to attract additional deposits. The cost of money market accounts increased primarily due to our shifting of Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. Additionally, the cost of interest-bearing liabilities was negatively affected by increases of $151.8 million and $110.6 million in the average balance of higher costing certificates of deposit and borrowed funds, respectively, during the twelve months ended December 31, 2015, which was partially offset by an increase of $183.2 million in the average balance of lower-costing core deposits during the twelve months ended December 31, 2015 to $2,078.1 million from $1,894.9 million for the comparable prior year period.

Net Interest Income. Net interest income for the year ended December 31, 2015 totaled $154.4 million, an increase of $6.8 million, or 4.64%, from $147.6 million for 2014. The increase in net interest income was due to the growth of net interest-earning assets and an increase in prepayment penalty income. These improvements to net interest income were partially offset by a decrease in the net interest spread of 16 basis points to 2.94% for the twelve months ended December 31, 2015 from 3.10% for the prior year. The yield on interest-earning assets decreased 28 basis points to 4.02% for the year ended December 31, 2015 from 4.30% for the year ended December 31, 2014, while the cost of interest-bearing liabilities decreased 12 basis points to 1.08% for the year ended December 31, 2015 from 1.20% for the prior year period. The net interest margin decreased 18 basis points to 3.04% for the year ended December 31, 2015 from 3.22% for the year ended December 31, 2014. Excluding prepayment penalty income, the net interest margin would have been 2.91% and 3.09% for the years ended December 31, 2015 and 2014, respectively.

Provision (Benefit) for Loan Losses. The benefit for loan losses for the twelve months ended December 31, 2015 was $1.0 million, a decrease of $5.1 million, or 84.12%, from a benefit of $6.0 million during the comparable prior year period. The benefit recorded during the twelve months ended December 31, 2015 was primarily due to the continued improvement in both credit conditions and, the qualitative factors used in the calculation of the allowance for loan losses. During the twelve months ended December 31, 2015, non-accrual loans decreased $9.1 million to $22.8 million from $31.9 million at December 31, 2014. During the twelve months ended December 31, 2015, net charge-offs totaled $2.6 million, or six basis points of average loans, primarily as a result of two business loans which the Bank deemed unrecoverable. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 41.4% at December 31, 2015. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. As a result of the quarterly analysis of the allowance for loans losses, a reduction in the allowance was warranted and, as such, the Company recorded a benefit of $1.0 million for the twelve months ended December 31, 2015.

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

Non-Interest Expense. Non-interest expense was $97.7 million for the twelve months ended December 31, 2015, an increase of $6.7 million, or 7.35%, from $91.0 million for the twelve months ended December 31, 2014. The increase in non-interest expense was primarily due to increases of $4.1 million in salaries and benefits, $3.3 million in other operating expenses and $2.2 million in occupancy and equipment expense. The increase in salaries and benefits was primarily due to annual salary increases, increases in staffing in the technology, risk/compliance and retail departments, as well as an increase in restricted stock expense. The increase in other operating expenses was primarily due to $1.0 million in expenses related to the move of our corporate headquarters, $0.9 million in expenses related to the growth of the Company, $0.7 million in net losses on the sale of OREO and $0.5 million in additional temporary staffing and hiring fees. Other operating expenses also included $0.3 million in ATM fraud losses recorded in 2015. The growth in occupancy and equipment expense was primarily due to increases in rent expense of $1.4 million for our new corporate headquarters and new branch at the same location and $0.6 million from additional space in Manhattan for Business Bankers and a new branch location, which opened in September 2015. Occupancy and equipment expense also included $0.2 million recorded in 2015 for temporary staff for additional security to guard against further ATM fraud losses. Additionally, during the twelve months ended December 31, 2015, the Company also experienced increases of $1.1 million in professional services, primarily due to increased legal and compliance costs and $0.8 million, $0.5 million and $0.3 million in depreciation and amortization expense, FDIC insurance expense and data processing expense, respectively, primarily due to the growth of the Bank. OREO/foreclosure expenses decreased $0.4 million during the twelve months ended December 31, 2015 due to such period including recoveries of legal fees and a reduction in the level of non-performing loans. These increases were partially offset by the prior year including a $5.2 million prepayment penalty recorded on borrowings as a result of the Bank prepaying $66.9 million in long-term FHLB-NY advances and $30.0 million in repurchase agreements. The efficiency ratio increased to 58.6% for the twelve months ended December 31, 2015 from 54.4% for the twelve months ended December 31, 2014, primarily due to the increased expenses discussed above.

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

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2016, the Bank was able to borrow up to $2,703.1 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2016, the Bank had $1,506.4 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2015, the Bank also has unsecured lines of credit with other commercial banks totaling $100.0 million. In addition, Flushing Financial Corporation has subordinated debentures totaling $73.4 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $34.0 million (which are both included in Borrowed Funds). (See Note 9 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $35.9 million, a decrease of $6.5 million from December 31, 2015. We also held marketable securities available for sale with a market value of $861.4 million at December 31, 2016.

At December 31, 2016, we had commitments to extend credit (principally real estate mortgage loans) of $78.1 million and open lines of credit for borrowers (principally business lines of credit and home equity loan lines of credit) of $244.6 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and operating expense in 2016 were $53.9 million and $118.6 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2016, we incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan; we did not make a contribution to the employee pension plan in 2016. We expect to pay similar amounts for these plans in 2016. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 3.88% for 2016. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2016, our employee pension plan and medical and life insurance plan have unrecognized losses of $8.1 million and $0.6 million, respectively. The non-employee director plan has a $0.5 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate and change in the Plan’s mortality table. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years. In addition, the non-employee director pension plan has an unrecognized past service liability of $0.1 million due to plan amendments in prior years and the medical and life insurance plan have a $0.5 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive loss in stockholders’ equity, resulting in a reduction of stockholders’ equity of $4.5 million as of December 31, 2016.

The change in the discount rate, the Pension Plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of three years ended December 31, 2015. During the years ended December 31, 2016, 2015 and 2014, the actual return on the employee pension plan assets was approximately 90%, 31% and 74%, respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $20.5 million at December 31, 2016, which is $2.3 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2016, funds provided by the Company's operating activities amounted to $42.4 million. These funds combined with $273.3 million provided from financing activities and $42.4 million available at the beginning of the period were utilized to fund net investing activities of $322.2 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the year ended December 31, 2016, the net total of loan originations and purchases less loan repayments and sales was $442.7 million. During the year ended December 31, 2016, the Company also purchased $179.4 million in securities. During 2016, funds were provided by net increases of $312.3 million and $178.5 million in total deposits and short-term borrowed funds and $300.0 million in long-term borrowings. Additionally, funds were provided by $270.8 million in proceeds from maturities, sales, calls and prepayments of securities, $73.4 million from the issuance of subordinated debentures and $49.3 million in proceeds from the sale of buildings. The Company also used funds of $562.4 million, $19.7 million and $9.9 million for the repayment of long-term borrowed funds, dividend payments and purchases of treasury stock, respectively, during the year ended December 31, 2015.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the Merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2016 was $0.7 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. Flushing Financial Corporation is subject to the same regulatory restrictions on the declaration of dividends as the Bank.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2016 and 2015, the Bank and the Company exceeded each of their four regulatory capital requirements. (See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value under the fair value option. Fair value is considered the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2016, financial assets and financial liabilities with fair values of $30.4 million and $34.0 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale or held-to-maturity. Securities classified as available for sale are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in Accumulated other comprehensive loss. Securities held-to-maturity are carried at their amortized cost in the Consolidated Statements of Financial Condition. If any decline in fair value for securities classified available for sale or held-to-maturity is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2016 and 2015, no other-than-temporary impairment charges were recorded.

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

Goodwill Impairment. Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. For the purpose of goodwill impairment testing, management has concluded that the Company has one reporting unit. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to determine if a write down of goodwill is required.

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

The Company conducts its annual qualitative impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2016, 2015 and 2014 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Borrowings	$1,266,563	$550,980	$408,201	$273,423	$33,959
Deposits	4,205,631	3,477,852	649,794	76,711	1,274
Loan commitments	322,724	322,724	-	-	-
Operating lease obligations	58,002	6,068	12,477	12,746	26,711
Purchase obligations	7,390	5,738	1,652	-	-
Pension and other postretirement
benefits	13,063	503	1,076	1,114	10,370
Deferred compensation plans	18,811	1,355	2,711	2,711	12,034
Total	$5,892,184	$4,365,220	$1,075,911	$366,705	$84,348

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

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2016, we had commitments to extend credit and lines of credit of $322.7 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2016, the Bank had 19 branches, which were all leased. The Bank leases its branch locations primarily when it is not the sole tenant. Whether the Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

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

We currently provide a non-qualified deferred compensation plan for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate in the Plan. In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. Through December 31, 2011, employees could not receive a distribution from these plans until their employment was terminated. The amounts shown in the columns for less than five years represent the estimate of the amounts we will contribute to a rabbi trust with respect to matching contributions under these plans. The amount shown in the “More Than 5 Years” column represents the current accrued liability for these plans, adjusted for the activity in the columns for less than five years. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 64 and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2016	December 31, 2015
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$35,857	$42,363
Securities held-to-maturity:
Other securities (none pledged; fair value of $35,408 and $6,180 at December 31, 2016 and 2015, respectively)	37,735	6,180
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $145,860 and $496,121 at December 31, 2016 and 2015, respectively; $2,016 and $2,527 at fair value pursuant to the fair value option at December 31, 2016 and 2015, respectively)	516,476	668,740
Other securities (including assets pledged of $82,064 and none at December 31, 2016 and 2015, respectively ; $28,429 and $28,205 at fair value pursuant to the fair value option at December 31, 2016 and 2015, respectively)	344,905	324,657
Loans, net of fees and costs	4,835,693	4,387,979
Less: Allowance for loan losses	(22,229)	(21,535)
Net loans	4,813,464	4,366,444
Interest and dividends receivable	20,228	18,937
Bank premises and equipment, net	26,561	25,622
Federal Home Loan Bank of New York stock, at cost	59,173	56,066
Bank owned life insurance	132,508	115,536
Goodwill	16,127	16,127
Other assets	55,453	63,962
Total assets	$6,058,487	$5,704,634

Liabilities
Due to depositors:
Non-interest bearing	$333,163	$269,469
Interest-bearing	3,832,252	3,586,234
Mortgagors' escrow deposits	40,216	36,844
Borrowed funds:
Federal Home Loan Bank advances	1,159,190	1,106,658
Securities sold under agreements to repurchase	-	116,000
Federal funds purchased	-	20,000
Subordinated debentures	73,414	-
Junior subordinated debentures, at fair value	33,959	29,018
Total borrowed funds	1,266,563	1,271,676
Other liabilities	72,440	67,344
Total liabilities	5,544,634	5,231,567

Commitments and contingencies (Note 15)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at December 31, 2016 and 2015; 28,632,904 shares and 28,830,558 shares outstanding at December 31, 2016 and 2015, respectively)	315	315
Additional paid-in capital	214,462	210,652
Treasury stock, at average cost (2,897,691 shares and 2,700,037 at December 31, 2016 and 2015, respectively)	(53,754)	(48,868)
Retained earnings	361,192	316,530
Accumulated other comprehensive loss, net of taxes	(8,362)	(5,562)
Total stockholders' equity	513,853	473,067

Total liabilities and stockholders' equity	$6,058,487	$5,704,634

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$195,125	$178,720	$170,327
Interest and dividends on securities:
Interest	25,141	24,827	25,969
Dividends	481	473	753
Other interest income	250	126	79
Total interest and dividend income	220,997	204,146	197,128

Interest expense
Deposits	33,350	30,336	30,044
Other interest expense	20,561	19,390	19,510
Total interest expense	53,911	49,726	49,554

Net interest income	167,086	154,420	147,574
Benefit for loan losses	-	(956)	(6,021)
Net interest income after benefit for loan losses	167,086	155,376	153,595

Non-interest income
Banking services fee income	3,758	3,805	3,394
Net gain on sale of loans	584	422	67
Net gain on sale of securities	1,524	167	2,875
Net gain on sale of buildings	48,018	6,537	-
Net loss from fair value adjustments	(3,434)	(1,841)	(2,568)
Federal Home Loan Bank of New York stock dividends	2,664	1,969	1,898
Gains from life insurance proceeds	460	-	-
Bank owned life insurance	2,797	2,880	3,050
Other income	1,165	1,780	1,527
Total non-interest income	57,536	15,719	10,243

Non-interest expense
Salaries and employee benefits	60,825	53,093	48,998
Occupancy and equipment	9,848	10,206	7,998
Professional services	7,720	7,074	5,982
FDIC deposit insurance	2,993	3,236	2,707
Data processing	4,364	4,471	4,194
Depreciation and amortization of bank premises and equipment	4,450	3,579	2,813
Other real estate owned / foreclosure expense	1,307	942	1,338
Prepayment penalty on borrowings	10,356	-	5,187
Other operating expenses	16,740	15,118	11,809
Total non-interest expense	118,603	97,719	91,026

Income before income taxes	106,019	73,376	72,812

Provision for income taxes
Federal	33,580	21,843	20,912
State and local	7,523	5,324	7,661
Total provision for income taxes	41,103	27,167	28,573

Net income	$64,916	$46,209	$44,239

Basic earnings per common share	$2.24	$1.59	$1.49
Diluted earnings per common share	$2.24	$1.59	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2016	2015	2014

	(in thousands)

Net income	$64,916	$46,209	$44,239

Other comprehensive income (loss), net of tax:
Amortization of prior service credits, net of taxes of $18, $20 and $20 for the years ended December 31, 2016, 2015 and 2014, respectively	(27)	(26)	(26)
Amortization of net actuarial losses, net of taxes of ($238), ($509) and ($330) for the years ended December 31, 2016, 2015 and 2014, respectively	330	669	370
Unrecognized actuarial gains (losses), net of taxes of ($367), ($465) and $2,880 for the years ended December 31, 2016, 2015 and 2014, respectively	235	615	(3,790)
Change in net unrealized (losses) gains on securities available for sale, net of taxes of $1,737, $2,911 and ($10,441) for the years ended December 31, 2016, 2015 and 2014, respectively	(2,452)	(3,818)	13,548
Reclassification adjustment for net gains included in net income, net of taxes of $638, $72 and $1,241 for the years ended December 31, 2016, 2015 and 2014, respectively	(886)	(95)	(1,634)

Total other comprehensive income (loss), net of tax	(2,800)	(2,655)	8,468

Comprehensive income	$62,116	$43,554	$52,707

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	(Dollars in thousands, except per share data)

Balance at December 31, 2013	$432,532	$315	$201,902	$(22,053)	$263,743	$(11,375)
Net Income	44,239	-	-	-	44,239	-
Award of common shares released from Employee Benefit Trust (136,559 shares)	2,075	-	2,075	-	-	-
Vesting of restricted stock unit awards (202,466 shares)	-	-	(2,775)	3,205	(430)	-
Exercise of stock options (150,115 shares)	565	-	143	499	(77)	-
Stock-based compensation expense	4,246	-	4,246	-	-	-
Stock-based income tax benefit	846	-	846	-	-	-
Purchase of treasury shares (914,671 shares)	(17,644)	-	-	(17,644)	-	-
Repurchase of shares to satisfy tax obligation (59,821 shares)	(1,228)	-	-	(1,228)	-	-
Dividends on common stock ($0.60 per share)	(17,852)	-	-	-	(17,852)	-
Other comprehensive income	8,468	-	-	-	-	8,468
Balance at December 31, 2014	456,247	315	206,437	(37,221)	289,623	(2,907)

Net Income	46,209	-	-	-	46,209	-
Award of common shares released from Employee Benefit Trust (147,616 shares)	2,092	-	2,092	-	-	-
Vesting of restricted stock unit awards (204,310 shares)	-	-	(3,076)	3,580	(504)	-
Exercise of stock options (45,785 shares)	145	-	(51)	378	(182)	-
Stock-based compensation expense	4,676	-	4,676	-	-	-
Stock-based income tax benefit	574	-	574	-	-	-
Purchase of treasury shares (735,599 shares)	(14,351)	-	-	(14,351)	-	-
Repurchase of shares to satisfy tax obligation (65,666 shares)	(1,254)	-	-	(1,254)	-	-
Dividends on common stock ($0.64 per share)	(18,616)	-	-	-	(18,616)	-
Other comprehensive loss	(2,655)	-	-	-	-	(2,655)
Balance at December 31, 2015	473,067	315	210,652	(48,868)	316,530	(5,562)

Net Income	64,916	-	-	-	64,916	-
Award of common shares released from Employee Benefit Trust (142,065 shares)	2,057	-	2,057	-	-	-
Vesting of restricted stock unit awards (245,311 shares)	-	-	(4,049)	4,446	(397)	-
Exercise of stock options (103,530 shares)	328	-	(30)	526	(168)	-
Stock-based compensation expense	5,120	-	5,120	-	-	-
Stock-based income tax benefit	712	-	712	-	-	-
Purchase of treasury shares (403,695 shares)	(8,031)	-	-	(8,031)	-	-
Repurchase of shares to satisfy tax obligation (85,982 shares)	(1,827)	-	-	(1,827)	-	-
Dividends on common stock ($0.68 per share)	(19,689)	-	-	-	(19,689)	-
Other comprehensive loss	(2,800)	-	-	-	-	(2,800)
Balance at December 31, 2016	$513,853	$315	$214,462	$(53,754)	$361,192	$(8,362)

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2016	2015	2014
	(In thousands)
Operating Activities

Net income	$64,916	$46,209	$44,239
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for loan losses	-	(956)	(6,021)
Depreciation and amortization of premises and equipment	4,450	3,579	2,813
Net gain on sales of loans (including delinquent loans)	(584)	(422)	(67)
Net gain on sales of securities	(1,524)	(167)	(2,875)
Net gain on sales of buildings	(48,018)	(6,537)	-
Amortization of premium, net of accretion of discount	8,453	8,986	7,292
Fair value adjustment for financial assets and financial liabilities	3,434	1,841	2,568
Income from bank owned life insurance	(2,797)	(2,880)	(3,050)
Gain from life insurance proceeds	(460)	-	-
Stock-based compensation expense	5,884	4,845	4,263
Deferred compensation	(4,033)	(3,561)	(2,514)
Excess tax benefits from stock-based payment arrangements	(712)	(574)	(846)
Deferred income tax provision (benefit)	(1,540)	(5,210)	4,154
(Increase) decrease in other assets	5,170	(5,284)	8,110
Increase (decrease) in other liabilities	9,756	4,861	(690)
Net cash provided by operating activities	42,395	44,730	57,376

Investing Activities

Purchases of premises and equipment	(6,655)	(11,089)	(4,325)
Net purchases of Federal Home Loan Bank-NY shares	(3,107)	(9,142)	(899)
Purchases of securities held-to-maturity	(40,205)	(5,100)	-
Proceeds from maturities of securities held-to-maturity	8,515	3,430	-
Purchases of securities available for sale	(139,186)	(313,822)	(162,830)
Proceeds from sales and calls of securities available for sale	143,819	163,158	115,294
Proceeds from maturities and prepayments of securities available for sale	118,498	114,097	112,137
Proceeds from sale of buildings	49,284	20,209	-
Purchase of Bank Owned Life Insurance	(16,000)	-	-
Proceeds from Life Insurance	2,432	-	-
Net originations of loans	(267,446)	(301,766)	(248,073)
Purchases of loans	(186,717)	(278,928)	(169,860)
Proceeds from sale of loans	11,499	16,252	15,857
Proceeds from sale of Other Real Estate Owned, net	3,037	2,185	3,123
Net cash used in investing activities	(322,232)	(600,516)	(339,576)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2016	2015	2014
	(In thousands)
Financing Activities

Net increase in non interest-bearing deposits	63,694	13,635	58,491
Net increase in interest-bearing deposits	245,271	368,137	213,502
Net increase in mortgagors' escrow deposits	3,372	1,165	2,881
Net proceeds from short-term borrowed funds	178,500	30,000	30,500
Proceeds from long-term borrowings	300,000	310,000	180,000
Repayment of long-term borrowings	(562,401)	(125,551)	(167,081)
Issuance of subordinated debentures, net of issuance costs of $1,598	73,402	-	-
Purchases of treasury stock	(9,858)	(15,605)	(18,872)
Excess tax benefits from stock-based payment arrangements	712	574	846
Proceeds from issuance of common stock upon exercise of stock options	328	145	565
Cash dividends paid	(19,689)	(18,616)	(17,852)
Net cash provided by financing activities	273,331	563,884	282,980

Net (decrease) increase in cash and cash equivalents	(6,506)	8,098	780
Cash and cash equivalents, beginning of year	42,363	34,265	33,485
Cash and cash equivalents, end of year	$35,857	$42,363	$34,265

Supplemental Cash Flow Disclosure
Interest paid	$53,755	$48,467	$53,965
Income taxes paid	36,813	32,574	24,943
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	37,525	33,148	25,789
Non-cash activities:
Securities transferred from available for sale to held-to-maturity	-	4,510	-
Loans transferred to Other Real Estate Owned	639	1,667	7,112
Loans provided for the sale of Other Real Estate Owned	-	280	712
Loans held for investment transferred to loans held for sale	-	300	1,150

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2016, 2015 and 2014

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is the bank holding company of its wholly-owned subsidiary Flushing Bank (the “Bank”). The Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”), and FSB Properties Inc. (“Properties”), are collectively herein referred to as the “Company.”

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

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Holding Company and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, FPFC, FSC, and Properties. FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is currently used to hold title to real estate owned acquired via foreclosure. Amounts held in a rabbi trust for certain non-qualified deferred compensation plans are included in the consolidated financial statements. All intercompany transactions and accounts are eliminated in consolidation. The Holding Company currently has three unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). See Note 9, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. The presentation of other interest expense in the Consolidated Statements of Income for the year ended December 31, 2014, excludes prepayment penalties on borrowings incurred from the extinguishment of debt to conform to the presentation for the year ended December 31, 2016. These penalties are reflected in non-interest expense.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $35.9 million and $42.4 million, respectively. Included in cash and cash equivalents at those dates were $27.2 million and $23.0 million in interest-earning deposits in other financial institutions, primarily due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The Bank is required to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement is included in cash and cash equivalents and totaled $10.1 million and $9.9 million at December 31, 2016 and 2015, respectively.

Debt and Equity Securities:

Securities are classified as held-to-maturity when management intends to hold the securities until maturity. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other-than-temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as part of accumulated other comprehensive loss, net of taxes. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Other-than-temporary impairment losses for debt securities are measured using a discounted cash flow model. Other-than-temporary impairment losses for equity securities are measured using quoted market prices, when available, or, when market quotes are not available due to an illiquid market, we use an impairment model from a third party or quotes from investment brokers. See Note 6, “Debt and Equity Securities,” for additional information regarding other-than-temporary impairment for debt and equity securities.

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

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the qualitative assessment in reviewing the carrying value of goodwill as of December 31, 2016, 2015 and 2014, concluding that there was no goodwill impairment. At December 31, 2016 and 2015, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

Loans:

Loans are reported at their principal outstanding balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Subsequent cash payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Subsequent cash payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is unlikely to occur. Loan fees and certain loan origination costs are deferred and amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income in the period they are collected.

The Bank may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2016 and 2015 were performing loans at the time of purchase and therefore were not considered impaired when purchased.

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

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals are obtained and/or updated internal evaluations are prepared as soon as practical, but before the loan becomes 90 days delinquent. The loan balances of collateral dependent impaired loans are compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported transaction. The balance which exceeds fair value is generally charged-off. Management reviews the allowance for loan losses on a quarterly basis, and records as a provision or benefit for the amount deemed appropriate, after considering items such as, current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories.

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

As of December 31, 2016, we utilized recent third party appraisals of the collateral to measure impairment for $43.3 million, or 87.5%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $6.2 million, or 12.5%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2016, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2016 and 2015, there were no loans classified as held for sale.

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and past employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. BOLI is carried in the Consolidated Statements of Financial Condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.

Other Real Estate Owned:

Other real estate owned (“OREO”) consists of property acquired through foreclosure. These properties are carried at fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount, the difference is recognized as a valuation allowance. Further decreases to the estimated value will be charged directly to expense.

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

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Bank a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2016, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2016.

Securities Sold Under Agreements to Repurchase:

Securities sold under agreements to repurchase are accounted for as collateralized financing and are carried at amounts at which the securities will be subsequently reacquired as specified in the respective agreements. Interest incurred under these agreements is included in other interest expense. During 2016, the Company repaid all outstanding securities sold under agreements to repurchase.

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

Stock Compensation Plans:

The Company accounts for its stock-based compensation using a fair-value-based measurement method for share-based payment transactions with employees and directors. The Company measures the cost of employee and directors services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which the employee and directors are required to provide services in exchange for the award. The requisite service period is usually the vesting period.

Benefit Plans:

The Company sponsors a qualified pension, 401(k), and profit sharing plan for its employees. The Company also sponsors postretirement health care and life insurance benefits plans for its employees, a non-qualified deferred compensation plan for officers who have achieved the level of at least senior vice president, and a non-qualified pension plan for its outside directors.

The Company recognizes the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the Consolidated Statements of Financial Condition, with the unrecognized credits and charges recognized, net of taxes, as a component of accumulated other comprehensive loss. These credits or charges arose as a result of gains or losses and prior service costs or credits that arose during prior periods but were not recognized as components of net periodic benefit cost.

Treasury Stock:

The Company records treasury stock at cost. Treasury stock is reissued at average cost.

Derivatives:

Derivatives are recorded on the Consolidated Statements of Financial Condition at fair value. The Company records derivatives on a gross basis in “Other assets” and “Other liabilities” in the Consolidated Statements of Financial Condition. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings.

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed and documented at least quarterly. Any hedge ineffectiveness must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

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

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.4 million, $2.1 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2016	2015	2014
	(In thousands, except per share data)
Net income, as reported	$64,916	$46,209	$44,239
Divided by:
Weighted average common shares outstanding	28,957	29,106	29,788
Weighted average common stock equivalents	13	20	29
Total weighted average common shares outstanding and common stock equivalents	28,970	29,126	29,817

Basic earnings per common share	$2.24	$1.59	$1.49
Diluted earnings per common share	$2.24	$1.59	$1.48
Dividend Payout ratio	30.4%	40.3%	40.3%

There were no options that were anti-dilutive for the years ended December 31, 2016, 2015 and 2014.

3. Loans and Allowance for Loan Losses

The composition of loans is as follows at December 31:

	2016	2015
	(In thousands)
Multi-family residential	$2,178,504	$2,055,228
Commercial real estate	1,246,132	1,001,236
One-to-four family ― mixed-use property	558,502	573,043
One-to-four family ― residential	185,767	187,838
Co-operative apartments	7,418	8,285
Construction	11,495	7,284
Small Business Administration	15,198	12,194
Taxi medallion	18,996	20,881
Commercial business and other	597,122	506,622
Gross loans	4,819,134	4,372,611
Net unamortized premiums and unearned loan fees	16,559	15,368
Total loans	$4,835,693	$4,387,979

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 83.5% of our gross loans at December 31, 2016. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

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

To minimize the risks involved in the origination of multi-family residential, commercial real estate and commercial business and other loans, the Bank adheres to strict underwriting standards, which include reviewing the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. We generally originate these loans up to a maximum of 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Bank’s Board of Directors or the Loan Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. Additionally, for commercial business and other loans which are not secured by improved properties, the Bank will secure these loans with business assets, including accounts receivables, inventory and real estate and generally require personal guarantees.

The following tables show loans modified and classified as TDR during the periods indicated:

	For the year ended December 31, 2016
(Dollars in thousands)	Number	Balance	Modification description

One-to-four family - residential	2	$263	Received a below market interest rate and the loans amortization were extended
Taxi medallion	12	9,764	Nine loans received a below market interest rate and three had their loan amortization extended
Commercial business and other	1	324	Received a below market interest rate and the loan amortization was extended
Total	15	$10,351

	For the year ended December 31, 2015
(Dollars in thousands)	Number	Balance	Modification description

Small Business Administration	1	$41	Received a below market interest rate and the loan amortization was extended
Total	1	$41

The recorded investment of the loans modified and classified to a TDR, presented in the tables above, were unchanged as there was no principal forgiven in these modifications. Additionally, during the year ended December 31, 2015, one commercial existing TDR was re-modified by extending the term and advancing an additional $28,000.

There were no loans modified and classified as TDR during the year ended December 31, 2014.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,572	9	$2,626
Commercial real estate	2	2,062	3	2,371
One-to-four family - mixed-use property	5	1,800	6	2,052
One-to-four family - residential	3	591	1	343
Small Business Administration	-	-	1	34
Taxi medallion	12	9,735
Commercial business and other	2	675	4	2,083

Total performing troubled debt restructured	33	$17,435	24	$9,509

During the year ended December 31, 2016, there were no TDR loans transferred to non-performing status. During the year ended December 31, 2016, three loans paid-in-full and three loans were transferred from the TDR classification. During the year ended December 31, 2015, one TDR loan for $0.4 million was transferred to non-performing status, resulting in this loan being included in non-performing loans. During the year ended December 31, 2014, three TDR loans totaling $2.7 million were transferred to non-performing status, resulting in these loans being included in non-performing loans. Subsequent to being transferred to non-performing loans, two of these loans were paid in full during the year ended December 31, 2014.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$396	1	$391

Total troubled debt restructurings that subsequently defaulted	1	$396	1	$391

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(In thousands)	2016	2015

Loans ninety days or more past due and still accruing:
Multi-family residential	$-	$233
Commercial real estate	-	1,183
One-to-four family mixed-use property	386	611
One-to-four family residential	-	13
Construction	-	1,000
Commercial business and other	-	220
Total	386	3,260

Non-accrual mortgage loans:
Multi-family residential	1,837	3,561
Commercial real estate	1,148	2,398
One-to-four family mixed-use property	4,025	5,952
One-to-four family residential	8,241	10,120
Total	15,251	22,031

Non-accrual non-mortgage loans:
Small Business Administration	1,886	218
Taxi medallion	3,825	-
Commercial business and other	68	568
Total	5,779	786

Total non-accrual loans	21,030	22,817

Total non-performing loans	$21,416	$26,077

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2016	2015	2014
	(In thousands)

Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,963	$2,387	$2,919
Less: Interest income included in the results of operations	455	702	796
Total foregone interest	$1,508	$1,685	$2,123

The following table shows an age analysis of our recorded investment in loans at December 31, 2016:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,575	$287	$1,837	$4,699	$2,173,805	$2,178,504
Commercial real estate	3,363	22	1,148	4,533	1,241,599	1,246,132
One-to-four family - mixed-use property	4,671	762	4,411	9,844	548,658	558,502
One-to-four family - residential	3,831	194	8,047	12,072	173,695	185,767
Co-operative apartments	-	-	-	-	7,418	7,418
Construction loans	-	-	-	-	11,495	11,495
Small Business Administration	13	-	1,814	1,827	13,371	15,198
Taxi medallion	-	-	3,825	3,825	15,171	18,996
Commercial business and other	22	1	-	23	597,099	597,122
Total	$14,475	$1,266	$21,082	$36,823	$4,782,311	$4,819,134

The following table shows an age analysis of our recorded investment in loans at December 31, 2015:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$9,421	$804	$3,794	$14,019	$2,041,209	$2,055,228
Commercial real estate	2,820	153	3,580	6,553	994,683	1,001,236
One-to-four family - mixed-use property	8,630	1,258	6,563	16,451	556,592	573,043
One-to-four family - residential	4,261	154	10,134	14,549	173,289	187,838
Co-operative apartments	-	-	-	-	8,285	8,285
Construction loans	-	-	1,000	1,000	6,284	7,284
Small Business Administration	42	-	218	260	11,934	12,194
Taxi medallion	-	-	-	-	20,881	20,881
Commercial business and other	-	2	228	230	506,392	506,622
Total	$25,174	$2,371	$25,517	$53,062	$4,319,549	$4,372,611

The following tables show the activity in the allowance for loan losses for the periods indicated:

For the year ended December 31, 2016
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$-	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(161)	-	(144)	(114)	-	-	(529)	(142)	(69)	-	(1,159)
Recoveries	339	11	777	366	-	-	99	-	261	-	1,853
Provision (benefit)	(973)	237	(1,957)	(464)	-	42	649	2,042	(169)	593	-
Ending balance	$5,923	$4,487	$2,903	$1,015	$-	$92	$481	$2,243	$4,492	$593	$22,229

For the year ended December 31, 2015
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096
Charge-off's	(474)	(32)	(592)	(342)	-	-	(34)	-	(2,371)	(3,845)
Recoveries	269	168	76	375	-	-	40	-	312	1,240
Provision (benefit)	(1,904)	(99)	(1,097)	(496)	-	8	(23)	332	2,323	(956)
Ending balance	$6,718	$4,239	$4,227	$1,227	$-	$50	$262	$343	$4,469	$21,535

For the year ended December 31, 2014
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$12,084	$4,959	$6,328	$2,079	$104	$444	$458	$-	$5,320	$31,776
Charge-off's	(1,161)	(325)	(423)	(103)	-	-	(49)	-	(381)	(2,442)
Recoveries	150	481	608	269	7	-	92	-	176	1,783
Provision (benefit)	(2,246)	(913)	(673)	(555)	(111)	(402)	(222)	11	(910)	(6,021)
Ending balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

At December 31, 2016
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,178,504	$1,246,132	$558,502	$185,767	$7,418	$11,495	$15,198	$18,996	$597,122	$-	$4,819,134
Ending balance: individually evaluated for impairment	$5,923	$6,551	$8,809	$9,989	$-	$-	$1,937	$16,282	$2,492	$-	$51,983
Ending balance: collectively evaluated for impairment	$2,172,581	$1,239,581	$549,693	$175,778	$7,418	$11,495	$13,261	$2,714	$594,630	$-	$4,767,151

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$232	$179	$417	$60	$-	$-	$90	$2,236	$12	$-	$3,226
Ending balance: collectively evaluated for impairment	$5,691	$4,308	$2,486	$955	$-	$92	$391	$7	$4,480	$593	$19,003

At December 31, 2015
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,055,228	$1,001,236	$573,043	$187,838	$8,285	$7,284	$12,194	$20,881	$506,622	$-	$4,372,611
Ending balance: individually evaluated for impairment	$8,047	$6,183	$12,828	$12,598	$-	$1,000	$310	$2,118	$4,716	$-	$47,800
Ending balance: collectively evaluated for impairment	$2,047,181	$995,053	$560,215	$175,240	$8,285	$6,284	$11,884	$18,763	$501,906	$-	$4,324,811

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$252	$180	$502	$51	$-	$-	$-	$333	$112	$-	$1,430
Ending balance: collectively evaluated for impairment	$6,466	$4,059	$3,725	$1,176	$-	$50	$262	$10	$4,357	$-	$20,105

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,660	$3,796	$-	$5,742	$6,410	$-
Commercial real estate	4,489	4,516	-	3,812	3,869	-
One-to-four family mixed-use property	6,435	6,872	-	10,082	11,335	-
One-to-four family residential	9,560	11,117	-	12,255	14,345	-
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	1,000	1,000	-
Non-mortgage loans:
Small Business Administration	416	509	-	276	276	-
Taxi Medallion	2,334	2,476	-	-	-	-
Commercial Business and other	2,072	2,443	-	2,682	5,347	-

Total loans with no related allowance recorded	28,966	31,729	-	35,849	42,582	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,263	2,263	232	2,305	2,305	252
Commercial real estate	2,062	2,062	179	2,371	2,371	180
One-to-four family mixed-use property	2,374	2,376	417	2,746	2,746	502
One-to-four family residential	429	429	60	343	343	51
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	1,521	1,909	90	34	34	-
Taxi Medallion	13,948	13,948	2,236	2,118	2,118	333
Commercial Business and other	420	420	12	2,034	2,034	112

Total loans with an allowance recorded	23,017	23,407	3,226	11,951	11,951	1,430

Total Impaired Loans:
Total mortgage loans	$31,272	$33,431	$888	$40,656	$44,724	$985

Total non-mortgage loans	$20,711	$21,705	$2,338	$7,144	$9,809	$445

The following table shows our average recorded investment and interest income recognized for loans that were considered impaired for the three years ended December 31, 2016:

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,762	$96	$8,285	$92	$14,168	$194
Commercial real estate	4,753	169	4,926	7	11,329	51
One-to-four family mixed-use property	7,914	141	10,295	244	12,852	321
One-to-four family residential	10,233	82	12,985	138	13,015	103
Co-operative apartments	-	-	153	-	-	-
Construction	285	7	250	-	285	-
Non-mortgage loans:
Small Business Administration	369	20	299	1	-	-
Taxi Medallion	3,110	67	-	-	-	-
Commercial Business and other	2,217	181	3,912	253	3,428	137

Total loans with no related allowance recorded	33,643	763	41,105	735	55,077	806

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,279	116	2,343	117	2,936	149
Commercial real estate	2,145	100	997	167	3,242	167
One-to-four family mixed-use property	2,560	138	2,983	151	3,249	170
One-to-four family residential	410	15	347	14	358	14
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	187	-
Non-mortgage loans:
Small Business Administration	616	42	38	2	-	-
Taxi Medallion	7,244	147	1,062	66	-	-
Commercial Business and other	827	45	2,692	102	3,149	115

Total loans with an allowance recorded	16,081	603	10,462	619	13,121	615

Total Impaired Loans:
Total mortgage loans	$35,341	$864	$43,564	$930	$61,621	$1,169

Total non-mortgage loans	$14,383	$502	$8,003	$424	$6,577	$252

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2016:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$7,133	$3,351	$-	$-	$10,484
Commercial real estate	2,941	4,489	-	-	7,430
One-to-four family - mixed-use property	4,197	7,009	-	-	11,206
One-to-four family - residential	1,205	9,399	-	-	10,604
Co-operative apartments	-	-	-	-	-
Construction loans	-	-	-	-	-
Small Business Administration (1)	540	436	-	-	976
Taxi Medallion	2,715	16,228	54	-	18,997
Commercial business and other	9,924	2,493	-	-	12,417
Total loans	$28,655	$43,405	$54	$-	$72,114

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2015:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$4,361	$5,421	$-	$-	$9,782
Commercial real estate	1,821	3,812	-	-	5,633
One-to-four family - mixed-use property	3,087	10,990	-	-	14,077
One-to-four family - residential	1,437	12,255	-	-	13,692
Co-operative apartments	-	-	-	-	-
Construction loans	-	1,000	-	-	1,000
Small Business Administration (1)	229	224	-	-	453
Taxi Medallion	-	2,118	-	-	2,118
Commercial business and other	-	3,123	-	-	3,123
Total loans	$10,935	$38,943	$-	$-	$49,878

(1)	Balances shown are net of the portion guaranteed by the Small Business Administration totaling $1.5 million and $0.1 million at December 31, 2016 and 2015, respectively.

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

The following tables show delinquent and non-performing loans sold during the period indicated:

	For the year ended December 31, 2016

(Dollars in thousands)	Loans sold	Proceeds	Net recoveries	Net gain

Multi-family residential	9	$2,680	$1	$3
Commercial real estate	2	192	-	-
One-to-four family - mixed-use property	15	5,093	47	262

Total	26	$7,965	$48	$265

The above table does not include the sale of six performing Small Business Administration loans for proceeds totaling $3.5 million, recording a net gain of $0.3 million during the year ended December 31, 2016.

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

	For the year ended December 31, 2014
			Net (charge-offs)
(Dollars in thousands)	Loans sold	Proceeds	recoveries	Net gain

Multi-family residential	12	$5,759	$(80)	$9
Commercial real estate	6	4,635	295	8
One-to-four family - mixed-use property	14	5,399	122	50
Commercial business and other	2	64	20	-

Total	34	$15,857	$357	$67

5. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2016	2015	2014
	(In thousands)

Balance at beginning of year	$4,932	$6,326	$2,985
Acquisitions	639	1,667	7,112
Reductions to carrying value	(1,763)	(896)	(5)
Sales	(3,275)	(2,165)	(3,766)

Balance at end of year	$533	$4,932	$6,326

OREO is included in “Other assets” within our Consolidated Statements of Financial Condition.

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income in “Other operating expenses” during the periods presented:

	For the years ended December 31,
	2016	2015	2014
	(In thousands)

Gross gains	$37	$306	$178
Gross losses	(275)	(6)	(109)
Write-down of carrying value	(1,763)	(896)	(5)

Total	$(2,001)	$(596)	$64

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. During the year ended December 31, 2016, we did not foreclose on any consumer mortgages through in-substance repossession. We held foreclosed residential real estate totaling $0.5 million and $0.1 million at December 31, 2016 and 2015, respectively. Included within net loans as of December 31, 2016, was a recorded investment of $11.4 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

6. Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at December 31, 2016 and 2015. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2016:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$37,735	$35,408	$-	$2,327

Total	$37,735	$35,408	$-	$2,327

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2015:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$6,180	$6,180	$-	$-

Total	$6,180	$6,180	$-	$-

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2016:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$110,000	$102,910	$-	$7,090
Municipals	124,984	126,903	1,983	64
Mutual funds	21,366	21,366	-	-
Collateralized loan obligations	85,470	86,365	895	-
Other	7,363	7,361	-	2
Total other securities	349,183	344,905	2,878	7,156
REMIC and CMO	402,636	401,370	1,607	2,873
GNMA	1,319	1,427	108	-
FNMA	109,493	108,351	463	1,605
FHLMC	5,378	5,328	35	85
Total mortgage-backed securities	518,826	516,476	2,213	4,563
Total securities available for sale	$868,009	$861,381	$5,091	$11,719

Mortgage-backed securities shown in the table above includes one private issue collateralized mortgage obligations (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $0.2 million at December 31, 2016.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2015:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$115,976	$111,674	$134	$4,436
Municipals	127,696	131,583	3,887	-
Mutual funds	21,290	21,290	-	-
Collateralized loan obligations	53,225	52,898	-	327
Other	7,214	7,212	-	2
Total other securities	325,401	324,657	4,021	4,765
REMIC and CMO	469,987	469,936	3,096	3,147
GNMA	11,635	11,798	302	139
FNMA	170,327	170,057	1,492	1,762
FHLMC	16,961	16,949	87	99
Total mortgage-backed securities	668,910	668,740	4,977	5,147
Total securities available for sale	$994,311	$993,397	$8,998	$9,912

Mortgage-backed securities shown in the table above includes one private issue collateralized mortgage obligations (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $7.7 million at December 31, 2015.

The corporate securities held by the Company at December 31, 2016 and 2015 are issued by U.S. banking institutions.

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at December 31, 2016, by contractual maturity.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$15,870	$15,870
Due after ten years	21,865	19,538

Total securities held-to-maturity	$37,735	$35,408

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	1,781	1,784
Due after five years through ten years	111,348	108,604
Due after ten years	214,688	213,151

Total other securities	327,817	323,539
Mutual funds	21,366	21,366
Mortgage-backed securities	518,826	516,476

Total securities available for sale	$868,009	$861,381

The following table shows the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016.

		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,538	$2,327	$19,538	$2,327	$-	$-
Total securities held-to-maturity	1	$19,538	$2,327	$19,538	$2,327	$-	$-

Available for sale securities
Corporate	14	$102,910	$7,090	$28,476	$1,524	$74,434	$5,566
Municipals	4	16,047	64	16,047	64	-	-
Other	1	298	2	-	-	298	2
Total other securities	19	119,255	7,156	44,523	1,588	74,732	5,568

REMIC and CMO	35	222,807	2,873	208,827	2,268	13,980	605
FNMA	18	80,924	1,605	74,972	1,250	5,952	355
FHLMC	1	3,993	85	3,993	85	-	-
Total mortgage-backed securities	54	307,724	4,563	287,792	3,603	19,932	960
Total securities available for sale	73	$426,979	$11,719	$332,315	$5,191	$94,664	$6,528

The Company did not hold any securities classified as held-to-maturity which had an unrealized loss at December 31, 2015.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.

		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Corporate	12	$85,563	$4,436	$76,218	$3,782	$9,345	$654
Municipals	7	52,898	327	52,898	327	-	-
Other	1	298	2	-	-	298	2
Total other securities	20	138,759	4,765	129,116	4,109	9,643	656

REMIC and CMO	33	238,132	3,147	182,010	1,642	56,122	1,505
GNMA	1	6,977	139	6,977	139	-	-
FNMA	20	102,225	1,762	75,769	1,043	26,456	719
FHLMC	3	14,715	99	14,715	99	-	-
Total mortgage-backed securities	57	362,049	5,147	279,471	2,923	82,578	2,224
Total securities available for sale	77	$500,808	$9,912	$408,587	$7,032	$92,221	$2,880

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

The Company reviewed each investment that had an unrealized loss at December 31, 2016 and 2015. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. The unrealized loss in securities held-to-maturity at December 31, 2016 was caused by illiquidity in the market and movements in interest rates. The unrealized losses in total securities available for sale at December 31, 2016 and 2015 were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2016 and 2015.

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCL for the periods indicated:

	For the years ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$-	$-	$3,738

Recognition of actual losses	-	-	-
OTTI charges due to credit loss recorded in earnings	-	-	-
Securities sold during the period	-	-	(3,738)

Ending balance	$-	$-	$-

The Company sold available for sale securities with book values at the time of sale totaling $126.0 million, $163.0 million and $112.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended
	December 31,
	2016	2015	2014
	(In thousands)
Gross gains from the sale of securities	$2,370	$2,899	$5,247
Gross losses from the sale of securities	(846)	(2,732)	(2,372)

Net gains from the sale of securities	$1,524	$167	$2,875

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $15.7 million and $14.8 million at December 31, 2016 and 2015, respectively.

7. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2016	2015
	(In thousands)
Land	$-	$745
Building and leasehold improvements	29,795	29,610
Equipment and furniture	21,924	19,770
Total	51,719	50,125
Less: Accumulated depreciation and amortization	25,158	24,503
Bank premises and equipment, net	$26,561	$25,622

During the year ended December 31, 2016, we sold three branch buildings, realizing a pre-tax gain of $48.0 million. Simultaneous with the sale, leasebacks were entered into for terms of one year or less. During the year ended December 31, 2015, we sold three branch buildings in sale-leaseback transactions, realizing a pre-tax gain of $12.7 million, of which $6.5 million was recognized in earnings during the year ended December 31, 2015 and $6.2 million was deferred and is being amortized over the 10-year term of the branch leases. We have no continuing involvement in any of the sold branch buildings other than as an ordinary lessee.

8. Deposits

Total deposits at December 31, 2016 and 2015, and the weighted average rate on deposits at December 31, 2016, are as follows:

			Weighted
			Average
			Rate
	2016	2015	2016
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,372,115	$1,403,302	1.41%
Savings accounts	254,283	261,748	0.48
Money market accounts	843,370	472,489	0.67
NOW accounts	1,362,484	1,448,695	0.59
Total interest-bearing deposits	3,832,252	3,586,234
Non-interest bearing demand deposits	333,163	269,469
Total due to depositors	4,165,415	3,855,703
Mortgagors' escrow deposits	40,216	36,844	0.22
Total deposits	$4,205,631	$3,892,547

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $214.0 million and $169.2 million at December 31, 2016 and 2015, respectively. The aggregate amount of brokered deposits was $1,114.9 million and $982.8 million at December 31, 2016 and 2015, respectively.

Deposits obtained by the government banking division are collateralized by either securities, letters of credit issued by FHLB-NY or are placed in an Insured Cash Sweep service (“ICS”). ICS deposits are considered brokered deposits. The letters of credit are collateralized by mortgage loans pledged by the Bank.

At December 31, 2016, government banking division deposits totaled $1,062.1 million, of which $539.0 million were ICS deposits and $523.1 million were collateralized by $218.8 million in securities and $382.5 million of letters of credit. At December 31, 2015, government banking division deposits totaled $975.9 million, of which $210.7 million were ICS deposits and $765.2 million were collateralized by $364.7 million in securities and $494.0 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Certificate of deposit accounts	$20,536	$20,943	$22,420
Savings accounts	1,219	1,151	597
Money market accounts	3,592	1,551	667
NOW accounts	7,891	6,593	6,227
Total due to depositors	33,238	30,238	29,911
Mortgagors' escrow deposits	112	98	133
Total interest expense on deposits	$33,350	$30,336	$30,044

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2016	2015
	(In thousands)
Within 12 months	$644,336	$448,229
More than 12 months to 24 months	475,858	478,361
More than 24 months to 36 months	173,936	247,349
More than 36 months to 48 months	34,038	167,529
More than 48 months to 60 months	42,673	35,558
More than 60 months	1,274	26,276
Total certificate of deposit accounts	$1,372,115	$1,403,302

9. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2016		2015
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

FHLB-NY advances - fixed rate:
Due in 2016	$-	-%	$386,152	1.04%
Due in 2017	550,981	1.02	250,708	1.29
Due in 2018	259,088	1.27	265,088	1.30
Due in 2019	149,112	1.48	94,710	1.64
Due in 2020	105,206	1.42	110,000	2.98
Due in 2021	94,803	1.47	-	-

Total FHLB-NY advances	1,159,190	1.21	1,106,658	1.40

Repurchase agreements- fixed rate:
Due in 2016	-	-	38,000	1.92
Due in 2017	-	-	38,000	4.16
Due in 2020	-	-	40,000	3.45
Total repurchase agreements	-	-	116,000	3.18

Federal funds purchased
Due in 2016	-	-	20,000	0.56

Subordinated debentures - fixed rate through 2021
Due in 2026	73,414	5.36	-	-

Junior subordinated debentures - adjustable rate
Due in 2037	33,959	4.28	29,018	5.67

Total borrowings	$1,266,563	1.53%	$1,271,676	1.65%

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings terms range from one day to five years.

During 2016, $130.0 million in FHLB-NY advances at an average cost of 2.82% and $78.0 million in securities sold under agreements to repurchase, at an average cost of 3.80%, were extinguished prior to their scheduled maturity dates, incurring a prepayment penalty totaling $10.4 million. During 2015, $80.0 million in FHLB-NY fixed rate advances were modified from an average cost of 4.41% to an average cost of 3.46%. This modification extended the maturity on the advances by an average of 2.3 years without incurring a prepayment penalty. During 2014, $66.9 million in long-term FHLB-NY advances at an average cost of 2.98% and $30.0 million in securities sold under agreements to repurchase at an average cost of 4.98%, were prepaid while incurring a prepayment penalty totaling $5.2 million.

At December 31, 2016, the Bank was able to borrow up to $2,703.1 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2016, the Bank had $1,506.4 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2016, the Bank also has unsecured lines of credit with other commercial banks totaling $100.0 million.

As part of the Company’s strategy to finance investment opportunities and manage its cost of funds, the Company can enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements are delivered to the broker-dealers or the FHLB-NY who arrange the transaction. The securities remain registered in the name of the Company and are returned upon the maturity of the agreement. The Company retains the right of substitution of collateral throughout the terms of the agreements. As a condition of the repurchase agreements the Company is required to provide sufficient collateral. If the fair value of the collateral were to fall below the required level, the Company is obligated to pledge additional collateral. All the repurchase agreements were collateralized by mortgage-backed securities. At December 31, 2016, the Company did not have any repurchase agreements outstanding.

Information relating to these agreements at or for the years ended December 31 is as follows:

	2016	2015	2014
	(Dollars in thousands)
Book value of collateral	$-	$131,421	$142,925
Estimated fair value of collateral	-	131,421	142,925
Average balance of outstanding agreements during the year	64,087	116,000	137,824
Maximum balance of outstanding agreements at a month end during the year	116,000	116,000	155,300
Average interest rate of outstanding agreements during the year	3.26%	3.22%	3.40%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY and certain qualifying mortgage loans in an amount at least equal to 110% of the advances outstanding. The Bank may also pledge mortgage-backed and mortgage-related securities, and other securities not otherwise pledged.

During the year ended December 31, 2016, the Holding Company issued subordinated debt with an aggregated principal amount of $75.0 million, receiving net proceeds totaling $73.4 million. The subordinated debt was issued at 5.25% fixed-to-floating rate maturing in 2026. The debt is fixed-rate for the first five years, after which it resets quarterly. Additionally, the debt is callable at par quarterly through its maturity date beginning December 15, 2021. The subordinated debentures were structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debt totaled $73.4 million at December 31, 2016, which included $1.6 million of unamortized debt issuance costs. These costs are being amortized over the life of the debt.

The following table shows the terms of the subordinated debt issued by the Holding Company:

Subordinated Debentures
Issue Date	December 12, 2016
Initial Rate	5.25%
First Reset Date	December 15, 2021
First Call Date	December 15, 2021
Spread over 3-month LIBOR	3.44%
Maturity Date	December 15, 2026

We may not redeem the subordinated debt prior to December 15, 2021, except that the Company may redeem the subordinated debt at any time, at its option, in whole but not in part, subject to obtaining any required regulatory approvals, if (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the subordinated debt for U.S. federal income tax purposes, (ii) a subsequent event occurs that precludes the subordinated debt from being recognized as Tier 2 capital for regulatory capital purposes, or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended, in each case, at a redemption price equal to 100% of the principal amount of the subordinated debt plus any accrued and unpaid interest through, but excluding, the redemption date.

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

10. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. The Company remains subject to examination for its Federal, New York State and New Jersey income tax returns for the years ending on or after December 31, 2013. The Company is undergoing an examination of its New York City income tax returns for 2011, 2012 and 2013.

Income tax provisions are summarized as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Federal:
Current	$34,996	$25,319	$18,052
Deferred	(1,416)	(3,476)	2,860
Total federal tax provision	33,580	21,843	20,912
State and Local:
Current	7,647	7,059	6,369
Deferred	(124)	(1,735)	1,292
Total state and local tax provision	7,523	5,324	7,661
Total income tax provision	$41,103	$27,167	$28,573

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 38.8%, 37.0% and 39.2% for the years ended December 31, 2016, 2015 and 2014, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

108

	2016		2015		2014
	(Dollars in thousands)
Taxes at federal statutory rate	$37,106	35.0%	$25,681	35.0%	$25,484	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	4,890	4.6	3,461	4.7	4,980	6.8
Other	(893)	(0.8)	(1,975)	(2.7)	(1,891)	(2.6)
Taxes at effective rate	$41,103	38.8%	$27,167	37.0%	$28,573	39.2%

The components of the net deferred tax assets are as follows at December 31:

	2016	2015
	(In thousands)
Deferred tax asset:
Postretirement benefits	$7,800	$6,798
Allowance for loan losses	9,518	9,437
Stock based compensation	3,525	3,404
Depreciation	2,135	1,941
Unrealized loss on securities available for sale	2,770	395
Derivative financial instruments	1,027	1,724
Adjustment required to recognize funded status of postretirement pension plans	3,246	3,833
Gain on sale of buildings	2,211	2,531
Other	2,434	2,460
Deferred tax asset	34,666	32,523

Deferred tax liability:
Fair value adjustment on financial assets carried at fair value	150	187
Fair value adjustment on financial liabilities carried at fair value	11,943	14,364
Other	4,684	3,411
Deferred tax liability	16,777	17,962

Net deferred tax asset included in other assets	$17,889	$14,561

The Company has recorded a deferred tax asset of $34.7 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $16.8 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2016 and 2015.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2016, the Company did not recognize any material amounts of interest or penalties on income taxes.

11. Stock-Based Compensation

For the years ended December 31, 2016, 2015 and 2014 the Company’s net income, as reported, includes $5.9 million, $4.8 million and $4.3 million, respectively, of stock-based compensation costs and $2.3 million, $1.7 million and $1.3 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model at the date of grant. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. The Company has not granted stock options since 2009. There were 337,175, 318,120 and 266,895 restricted stock units granted for the years ended December 31, 2016, 2015 and 2014, respectively.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (“Prior Plans”). At December 31, 2016, there were 489,320 shares available for delivery in connection with awards under the 2014 Omnibus Plan. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available; otherwise new shares are issued. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the 2014 Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2016:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2015	415,909	$18.10
Granted	337,175	19.85
Vested	(238,995)	18.70
Forfeited	(25,310)	18.71
Non-vested at December 31, 2016	488,779	$18.99

Vested but unissued at December 31, 2016	283,910	$19.27

As of December 31, 2016, there was $6.5 million of total unrecognized compensation cost related to RSU awards granted under the 2014 Omnibus Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of awards vested for the years ended December 31, 2016, 2015 and 2014 were $4.9 million, $4.9 million and $4.4 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates. As of December 31, 2016, there is no remaining unrecognized compensation cost related to stock options granted.

The following table summarizes certain information regarding the stock option awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2016:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	(years)	($000)*

Outstanding at December 31, 2015	109,130	$16.14
Granted	-	-
Exercised	(103,530)	16.49
Forfeited	-	-
Outstanding at December 31, 2016	5,600	$9.61	2.0	$111
Exercisable shares at December 31, 2016	5,600	$9.61	2.0	$111

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2016, 2015 and 2014 are provided in the following table:

(In thousands)	2016	2015	2014
Proceeds from stock options exercised	$328	$145	$565
Fair value of shares received upon exercise of stock options	1,380	447	1,962
Tax benefit related to stock options exercised	185	99	88
Intrinsic value of stock options exercised	841	330	488

Weighted average fair value on grant date	n/a	n/a	n/a

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate in the Plan. Awards are made under this plan on certain compensation not eligible for contributions made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current fair value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for the first 5 years of employment and are 100% vested thereafter. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2016:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2015	79,440	$21.64
Granted	12,056	20.49
Forfeited	-	-
Distributions	(2,157)	20.76
Outstanding at December 31, 2016	89,339	$29.39
Vested at December 31, 2016	89,164	$29.39

The Company recorded stock-based compensation expense for the phantom stock plan of $0.7 million, $0.2 million and $17,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of distributions from the phantom stock plan were $45,000, $12,000 and $35,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial			Prior Service
	loss (gain)			cost (credit)			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In thousands)
Employee Retirement Plan	$8,055	$8,589	$9,938	$-	$-	$-	$8,055	$8,589	$9,938
Other Postretirement Benefit Plans	636	1,296	2,130	(453)	(538)	(623)	183	758	1,507
Outside Directors Plan	(540)	(562)	(488)	52	91	131	(488)	(471)	(357)
Total	$8,151	$9,323	$11,580	$(401)	$(447)	$(492)	$7,750	$8,876	$11,088

Amounts in accumulated other comprehensive loss to be recognized as components of net periodic expense for these plans in 2017 are as follows:

	Net Actuarial	Prior Service
	loss (gain)	cost (credit)	Total
	(In thousands)
Employee Retirement Plan	$697	$-	$697
Other Postretirement Benefit Plans	-	(85)	(85)
Outside Directors Plan	(92)	40	(52)
Total	$605	$(45)	$560

Employee Retirement Plan:

The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2016, 2015 and 2014. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2016	2015
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22,764	$24,097
Interest cost	902	889
Actuarial (gain) loss	130	(1,208)
Benefits paid	(1,027)	(1,014)
Projected benefit obligation at end of year	22,769	22,764

Change in plan assets:
Market value of assets at beginning of year	19,924	20,509
Actual return on plan assets	1,249	429
Benefits paid	(1,027)	(1,014)
Market value of plan assets at end of year	20,146	19,924

Accrued pension liability included in other liabilities	$(2,623)	$(2,840)

The accumulated benefit obligation for the Retirement Plan was $22.8 million at December 31, 2016 and 2015.

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2016	2015
Weighted average discount rate	3.88%	4.06%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2016 were based on the RP-2014 Adjusted to 2006 Total Dataset with Scale MP-2016 and the mortality assumptions for 2015 were based on the RP-2014 Adjusted to 2006 Total Dataset with Scale MP-2015.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Interest cost	$902	$889	$891
Amortization of unrecognized loss	809	1,112	759
Expected return on plan assets	(1,394)	(1,400)	(1,344)
Net pension expense	317	601	306

Current year actuarial (gain) loss	275	(237)	4,798
Amortization of actuarial loss	(809)	(1,112)	(759)
Total recognized in other comprehensive income	(534)	(1,349)	4,039
Total recognized in net pension cost (benefit) and other comprehensive income	$(217)	$(748)	$4,345

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2016	2015	2014
Weighted average discount rate	4.06%	3.76%	4.60%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	7.25%	7.50%	7.50%

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2017	$1,190
2018	1,183
2019	1,197
2020	1,197
2021	1,239
2022 – 2026	6,561

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 8-10% and 3-5%, respectively. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 7.00% for 2017.

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2016	2015
Equity securities	69%	70%
Debt securities	31%	30%

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

The Bank does not expect to make a contribution to the Retirement Plan in 2017.

The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2016 and 2015. These are measured at net asset value under the practical expedient with future redemption dates.

The fair values of the Plan’s investments in pooled separate accounts are calculated each business day. All investments can be redeemed on a daily basis without restriction. The investments in pooled separate accounts, which are valued at net asset value, have not been classified in the fair value hierarchy in accordance with Accounting Standards Update No. 2015-07.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2016	2015
	(In thousands)
Pooled Separate Accounts
U.S. large-cap growth (a)	$4,702	$5,114
U.S. large-cap value (b)	4,789	4,619
U.S. small-cap blend (c)	2,362	2,094
International blend (d)	2,017	2,079
Bond fund (e)	5,950	5,671
Prudential short term (f)	326	347

Total	$20,146	$19,924

a.	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
b.	Comprised of large-cap stocks seeking to outperform the Russell 1000 Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
c.	Comprised of stocks with market capitalization of between $100 million and the market capitalization of the largest stock in the Russell 2000 index at the time of purchase. The portfolio will typically hold between 40 and 100 stocks.
d.	Comprised of non-U.S. domiciled stocks. The portfolio will typically hold between 80 and 90 stocks.
e.	Comprised of a portfolio of fixed income securities including U.S agency mortgage-backed securities and investment grade bonds.
f.	Comprised of money market instruments with an emphasis on safety and liquidity.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2016, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2016	2015
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$7,977	$8,073
Service cost	359	382
Interest cost	320	300
Actuarial gain	(613)	(715)
Benefits paid	(65)	(63)
Projected benefit obligation at end of year	7,978	7,977

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	65	63
Benefits paid	(65)	(63)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(7,978)	$(7,977)

The accumulated benefit obligation for the Postretirement Plans was $8.0 million at December 31, 2016 and 2015.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2016	2015
Discount rate	3.88%	4.06%
Rate of increase in health care costs
Initial	8.00%	7.00%
Ultimate (year 2018)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2016 were based on the RP-2014 Adjusted to 2006 White Collar Mortality Table with Scale MP-2016 and the mortality assumptions for 2015 were based on the RP-2014 Adjusted to 2006 White Collar Mortality Table with Scale MP-2015.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2016	2015	2014
	(In thousands)
Service cost	$359	$382	$358
Interest cost	320	300	253
Amortization of unrecognized loss	47	119	-
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	641	716	526

Current year actuarial (gain) loss	(613)	(715)	1,925
Amortization of actuarial loss	(47)	(119)	-
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	(575)	(749)	2,010
Total recognized in net postretirement expense and other comprehensive income	$66	$(33)	$2,536

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31 were:

	2016	2015	2014
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	4.06%	3.76%	4.60%
Rate of increase in health care costs
Initial	7.00%	8.00%	9.00%
Ultimate (year 2018)	5.00%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$1,614	$(1,230)
Effect on total service and interest cost	159	(118)

The Company expects to pay benefits of $0.2 million under its Postretirement Plans in 2017.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2017	$215
2018	248
2019	268
2020	265
2021	274
2022 – 2026	1,519

Defined Contribution Plans:

The Company maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $3.3 million, $3.0 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate in the Plan. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $10.4 million and $10.6 million at December 31, 2016 and 2015, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.4 million for each of the years ended December 31, 2016, 2015 and 2014.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7.9 million from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan was repaid from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT. During the year ended December 31, 2010, the loan was fully repaid. Dividend payments received subsequent 2010 are used to purchase additional shares of common stock. Shares released are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. For the years ended December 31, 2016, 2015 and 2014, the Company funded $2.8 million, $2.8 million and $2.7 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT.

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

The EBT shares are as follows at December 31:

	2016	2015

Shares owned by Employee Benefit Trust, beginning balance	675,436	800,950
Shares purchased	18,391	22,102
Shares released and allocated	(142,065)	(147,616)
Shares owned by Employee Benefit Trust, ending balance	551,762	675,436

Market value of unallocated shares.	$16,216,285	$14,616,435

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Any person who became a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, a non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $4.2 million at December 31, 2016 and 2015. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2016	2015
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,530	$2,663
Service cost	42	45
Interest cost	97	95
Actuarial gain	(63)	(129)
Benefits paid	(144)	(144)
Projected benefit obligation at end of year	2,462	2,530

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	144	144
Benefits paid	(144)	(144)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,462)	$(2,530)

The accumulated benefit obligation for the Directors’ Plan was $2.5 million at December 31, 2016 and 2015, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Service cost	$42	$45	$54
Interest cost	97	95	116
Amortization of unrecognized gain	(86)	(56)	(60)
Amortization of past service liability	40	40	40
Net pension expense	93	124	150

Current actuarial gain	(63)	(130)	(52)
Amortization of actuarial gain	86	56	60
Amortization of prior service cost	(40)	(40)	(40)
Total recognized in other comprehensive income	(17)	(114)	(32)
Total recognized in net pension expense and other comprehensive income	$76	$10	$118

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2016	2015	2014
Weighted average discount rate for the benefit obligation	3.88%	4.06%	3.76%
Weighted average discount rate for periodic pension benefit expense	4.06%	3.76%	4.60%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2017	$288
2018	272
2019	288
2020	288
2021	288
2022 – 2026	1,148

The Company expects to make payments of $0.3 million under its Directors’ Plan in 2017.

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2016, the Bank’s liquidation account was $0.7 million, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2016, the Bank had $91.2 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

Treasury Stock Transactions:

The Holding Company repurchased 403,695 common shares at an average cost of $19.89 and 735,599 common shares at an average cost of $19.51 during the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, 495,905 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2016, 2015 and 2014:

	Unrealized Gains
	(Losses) on
	Available for Sale	Defined Benefit
December 31, 2016	Securities	Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income (loss) before reclassifications, net of tax	(2,452)	235	(2,217)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(886)	303	(583)

Net current period other comprehensive income (loss), net of tax	(3,338)	538	(2,800)

Ending balance, net of tax	$(3,859)	$(4,503)	$(8,362)

	Unrealized Gains
	(Losses) on
	Available for Sale	Defined Benefit
December 31, 2015	Securities	Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income (loss) before reclassifications, net of tax	(3,818)	615	(3,203)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(95)	643	548

Net current period other comprehensive income (loss), net of tax	(3,913)	1,258	(2,655)

Ending balance, net of tax	$(521)	$(5,041)	$(5,562)

	Unrealized Gains
	(Losses) on
	Available for Sale	Defined Benefit
December 31, 2014	Securities	Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(8,522)	$(2,853)	$(11,375)
Other comprehensive income (loss) before reclassifications, net of tax	13,548	(3,790)	9,758

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,634)	344	(1,290)

Net current period other comprehensive income (loss), net of tax	11,914	(3,446)	8,468

Ending balance, net of tax	$3,392	$(6,299)	$(2,907)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the year ended December 31, 2016
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available
for sale securities:	$1,524		Net gain on sale of securities
	(638)		Tax expense
	$886		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(568	)(1)	Other operating expenses
Prior service credits	45	(1)	Other operating expenses
	(523)		Total before tax
	220		Tax benefit
	$(303)		Net of tax

For the year ended December 31, 2015
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available
for sale securities:	$167		Net gain on sale of securities
	(72)		Tax expense
	$95		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(1,178	)(1)	Other operating expenses
Prior service credits	46	(1)	Other operating expenses
	(1,132)		Total before tax
	489		Tax benefit
	$(643)		Net of tax

For the year ended December 31, 2014
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available
for sale securities:	$2,875		Net gain on sale of securities
	(1,241)		Tax expense
	$1,634		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(700	)(1)	Other operating expenses
Prior service credits	45	(1)	Other operating expenses
	(655)		Total before tax
	311		Tax benefit
	$(344)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

14. Regulatory Capital

The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to the Bank. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements phased in during 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank include: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement for 2016 was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2016, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The Bank had a capital conservation buffer of 6.64% at December 31, 2016.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$607,033	10.12%	$494,690	8.89%
Requirement to be well capitalized	299,848	5.00	278,175	5.00
Excess	307,185	5.12	216,515	3.89

Common Equity Tier I risk-based capital:
Capital level	$607,033	14.12%	$494,690	12.62%
Requirement to be well capitalized	279,443	6.50	254,768	6.50
Excess	327,590	7.62	239,922	6.12

Tier I risk-based capital:
Capital level	$607,033	14.12%	$494,690	12.62%
Requirement to be well capitalized	343,930	8.00	313,560	8.00
Excess	263,103	6.12	181,130	4.62

Total risk-based capital:
Capital level	$629,262	14.64%	$516,226	13.17%
Requirement to be well capitalized	429,913	10.00	391,950	10.00
Excess	199,349	4.64	124,276	3.17

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2016, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The Holding Company had a capital conservation buffer of 6.56% at December 31, 2016.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$539,228	9.00%	$490,919	8.84%
Requirement to be well capitalized	299,654	5.00	277,611	5.00
Excess	239,574	4.00	213,308	3.84

Common Equity Tier I risk-based capital:
Capital level	$506,432	11.79%	$462,883	11.83%
Requirement to be well capitalized	279,121	6.50	254,335	6.50
Excess	227,311	5.29	208,548	5.33

Tier I risk-based capital:
Capital level	$539,228	12.56%	$490,919	12.55%
Requirement to be well capitalized	343,534	8.00	313,028	8.00
Excess	195,694	4.56	177,891	4.55

Total risk-based capital:
Capital level	$636,457	14.82%	$512,454	13.10%
Requirement to be well capitalized	429,417	10.00	391,285	10.00
Excess	207,040	4.82	121,169	3.10

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $78.1 million and $244.6 million, respectively, at December 31, 2016. Included in these commitments were $12.3 million of fixed-rate commitments at a weighted average rate of 4.65% and $310.5 million of adjustable-rate commitments with a weighted average rate of 3.66%, as of December 31, 2016. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2016, there were $382.5 million of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Trusts issued capital securities with a par value of $61.9 million in June and July 2007. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2017	$6,068
2018	5,793
2019	6,684
2020	6,756
2021	5,990
Thereafter	26,711
Total minimum payments required	$58,002

The leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2031. Rent expense under these leases for the years ended December 31, 2016, 2015 and 2014 was approximately $5.8 million, $5.8 million and $3.8 million, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

16. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2016, the largest amount the Bank could lend to one borrower was approximately $91.1 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $74.0 million, all of which were performing according to their terms.

17. Related Party Transactions

At December 31, 2016, one loan for $8,000 was outstanding to an executive officer of the Company and at December 31, 2015, one loan for $18,000 was outstanding to an executive officer of the Company and one loan for $356,000 was outstanding to a relative of a Director of the Company. The loans in both years were made in the ordinary course of business and were fully approved in accordance with all of the Company’s credit underwriting standards and were made at market rates of interest and other normal terms but with reduced origination fees. No such loans were made during 2016, 2015 and 2014. The Company believes that such loans do not involve more than the normal risk of collectability or present other unfavorable features. Deposits of related parties totaled $13.2 million and $10.4 million at December 31, 2016 and 2015, respectively.

18. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2016, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.4 million and $34.0 million, respectively. At December 31, 2015, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.7 million and $29.0 million, respectively. The Company did not purchase or sell any financial assets or liabilities under the fair value option during the years ended December 31, 2016 and 2015.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2016 and 2015, and the changes in fair value included in the Consolidated Statement of Income – Net loss from fair value adjustments, for the years ended December 31, 2016, 2015 and 2014:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended December 31,
Description	2016	2015	2016	2015	2014
(Dollars in thousands)
Mortgage-backed securities	$2,016	$2,527	$(25)	$(59)	$75
Other securities	28,429	28,205	(38)	53	598
Borrowed funds	33,959	29,018	(4,908)	(238)	802
Net gain (loss) from fair value adjustments (1)			$(4,971)	$(244)	$1,475

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains and (losses) of $1.5 million, ($1.6) million and ($4.0) million from the change in fair value of derivative instruments during the years ended December 31, 2016, 2015 and 2014, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2016 and 2015. The fair value of borrowed funds includes accrued interest payable of $0.1 million at December 31, 2016 and 2015.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at December 31, 2016 and 2015.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2016 and 2015, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2016 and 2015, Level 3 included trust preferred securities owned by and junior subordinated debentures issued by the Company. Additionally, at December 31, 2014, Level 3 trust preferred securities owned and junior subordinated debentures issued by the Company and a single issuer trust preferred security.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2016	2015	2016	2015	2016	2015	2016	2015

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$516,476	$668,740	$-	$-	$516,476	$668,740
Other securities	-	-	337,544	317,445	7,361	7,212	344,905	324,657
Interest rate swaps	-	-	6,350	48	-	-	6,350	48

Total assets	$-	$-	$860,370	$986,233	$7,361	$7,212	$867,731	$993,445

Liabilities:
Borrowings	$-	$-	$-	$-	$33,959	$29,018	$33,959	$29,018
Interest rate swaps	-	-	3,386	4,314	-	-	3,386	4,314

Total liabilities	$-	$-	$3,386	$4,314	$33,959	$29,018	$37,345	$33,332

The following tables set forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended December 31, 2016
	Trust preferred	Junior subordinated
	securities	debentures

Beginning balance	$7,212	$29,018
Net gain from fair value adjustment of financial assets (1)	149	-
Net loss from fair value adjustment of financial liabilities (1)	-	4,908
Increase in accrued interest payable	-	33
Change in unrealized gains included in other comprehensive income	-	-
Ending balance	$7,361	$33,959

Changes in unrealized held at period end	$-	$-

	For the year ended December 31, 2015
		Trust preferred	Junior subordinated
	Municipals	securities	debentures
	(In thousands)

Beginning balance	$15,519	$7,090	$28,771
Transfers to held-to-maturity	(4,510)	-	-
Purchases	1,000	-	-
Principal repayments	(8,009)	-	-
Maturities	(4,000)	-	-
Sales	-	-	-
Net gain from fair value adjustment of financial assets (1)	-	117	-
Net loss from fair value adjustment of financial liabilities (1)	-	-	238
Increase in accrued interest payable	-	-	9
Change in unrealized gains included in other comprehensive income	-	5	-
Ending balance	$-	$7,212	$29,018

Changes in unrealized held at period end	$-	$5	$-

(1)	These totals in the tables above are presented in the Consolidated Statement of Income under net loss from fair value adjustments.

During the years ended December 31, 2016 and 2015, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,361	Discounted cash flows	Discount rate	6.3%	-	7.1%	7.0%

Liabilities:

Junior subordinated debentures	$33,959	Discounted cash flows	Discount rate		6.3%		6.3%

	December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,212	Discounted cash flows	Discount rate	7.0%	-	7.07%	7.1%

Liabilities:

Junior subordinated debentures	$29,018	Discounted cash flows	Discount rate		7.0%		7.0%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2016 and 2015, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company's assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2016	2015	2016	2015	2016	2015	2016	2015

Assets:
Impaired loans	$-	$-	$-	$-	$14,968	$15,360	$14,968	$15,360
Other real estate owned	-	-	-	-	533	4,932	533	4,932

Total assets	$-	$-	$-	$-	$15,501	$20,292	$15,501	$20,292

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$2,007	Income approach	Capitalization rate	6.0%	to	7.5%	7.0%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$8,703	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-40.0%	to	16.2%	-1.5%
			Reduction for planned expedited disposal	0%	to	15.0%	7.7%

Impaired loans	$4,258	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-0.6%
			Capitalization rate	5.3%	to	9.5%	7.2%
			Reduction planned for expedited disposal		15.0%		15.0%

Other real estate owned	$533	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	3.3%	to	18.6%	11.0%

	At December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$3,878	Income approach	Capitalization rate	7.3%	to	8.5%	7.7%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,555	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	40.0%	-2.2%
			Loss severity discount		15.0%		15.0%

Impaired loans	$5,927	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-2.2%
			Capitalization rate	5.3%	to	9.0%	7.0%
			Loss severity discount	5.2%	to	15.0%	13.7%

Other real estate owned	$3,750	Income approach	Capitalization rate		9.0%		9.0%

Other real estate owned	$366	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-5.0%	to	25.0%	12.0%

Other real estate owned	$816	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-10.0%	to	15.0%	2.5%
			Capitalization rate		8.6%		8.6%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2016 and 2015.

The fair value of each material class of financial instruments at December 31, 2016 and 2015 and the related methods and assumptions used to estimate fair value are as follows:

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

Borrowings:

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements or using a market-standard model. The fair value of the junior subordinated debentures was developed using a credit spread based on the subordinated debt issued by the Company adjusting for differences in the junior subordinated debt’s credit rating, liquidity and time to maturity.

Accrued Interest Payable:

The carrying amount is a reasonable estimate of fair value due to its short-term nature.

Interest Rate Swaps:

The fair value of interest rate swaps is based upon broker quotes.

Other Financial Instruments:

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable). At December 31, 2016 and 2015, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$35,857	$35,857	$35,857	$-	$-
Securities held-to-maturity
Other securities	37,735	35,408	-	-	35,408
Securities available for sale
Mortgage-backed securities	516,476	516,476	-	516,476	-
Other securities	344,905	344,905	-	337,544	7,361
Loans	4,835,693	4,814,840	-	-	4,814,840
FHLB-NY stock	59,173	59,173	-	59,173	-
Interest rate swaps	6,350	6,350	-	6,350	-

Total assets	$5,836,189	$5,813,009	$35,857	$919,543	$4,857,609

Liabilities:
Deposits	$4,205,631	$4,213,714	$2,833,516	$1,380,198	$-
Borrowings	1,266,563	1,255,283	-	1,221,324	33,959
Interest rate swaps	3,386	3,386	-	3,386	-

Total liabilities	$5,475,580	$5,472,383	$2,833,516	$2,604,908	$33,959

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$42,363	$42,363	$42,363	$-	$-
Securities held-to-maturity
Other securities	6,180	6,180	-	-	6,180
Securities available for sale
Mortgage-backed securities	668,740	668,740	-	668,740	-
Other securities	324,657	324,657	-	317,445	7,212
Loans	4,387,979	4,434,079	-	-	4,434,079
FHLB-NY stock	56,066	56,066	-	56,066	-
Interest rate swaps	48	48	-	48	-

Total assets	$5,486,033	$5,532,133	$42,363	$1,042,299	$4,447,471

Liabilities:
Deposits	$3,892,547	$3,902,888	$2,489,245	$1,413,643	$-
Borrowings	1,271,676	1,279,946	-	1,250,928	29,018
Interest rate swaps	4,314	4,314	-	4,314	-

Total liabilities	$5,168,537	$5,187,148	$2,489,245	$2,668,885	$29,018

19. Derivative Financial Instruments

At December 31, 2016 and 2015, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for two purposes. The first purpose is to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million at both December 31, 2016 and 2015. The second purpose is to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $235.4 million and $146.9 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At December 31, 2016 and 2015, derivatives with a combined notional amount of $217.1 million and $128.5 million, respectively, were designated as fair value hedges. Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	December 31, 2016		December 31, 2015
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)

Interest rate swaps (hedge)	$182,177	$6,350	$28,588	$48
Interest rate swaps (hedge)	34,916	(658)	99,955	(1,515)
Interest rate swaps (non-hedge)	36,321	(2,728)	36,321	(2,799)
Total derivatives	$253,414	$2,964	$164,864	$(4,266)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition. There were no unrealized losses at December 31, 2016 and 2015.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the year ended
	December 31,
(In thousands)	2016	2015	2014

Financial Derivatives:
Interest rate swaps (non-hedge)	$71	$(561)	$(3,919)
Interest rate swaps (hedge)	1,466	(1,036)	(124)
Net Gain (loss) (1)	$1,537	$(1,597)	$(4,043)

(1)	Net gains (losses) are recorded as “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The Company’s interest rate swaps are subject to master netting arrangements and are all with the same counterparty. The Company has not made a policy election to offset its derivative positions.

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2016
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$6,350	$-	$6,350	$3,386	$2,964	$-

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$3,386	$-	$3,386	$3,386	$-	$-

	December 31, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$48	$-	$48	$48	$-	$-

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$4,314	$-	$4,314	$48	$4,266	$-

20. New Authoritative Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The guidance is not expected to have a significant impact on the Company's financial positions, results of operations or disclosures

In August 2016, the FASB issued ASU No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, to clarify how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are intended to reduce diversity in practice by clarifying whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect adoption of this ASU will have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” which sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has begun collecting and evaluating data and system requirements to implement this standard. The adoption of this update could have a material impact on the Company’s consolidated results of operations and financial condition. The extent of the impact is still unknown and will depend on many factors, such as the composition of the Company’s loan portfolio and expected loss history at adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation”, which introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an additional paid in capital pool. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We do not expect adoption of this ASU to have a material effect on our consolidated results of operations, financial condition or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not adopted a new accounting policy as of the filing date. Management is continuing to evaluate the standard, but the effects of recognizing most operating leases on the Consolidated Statements of Financial Condition is expected to be material. The Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments disclosed in Note 15 based on the present value of unpaid lease payments as of the date of adoption.

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

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which seeks to eliminate diversity in practice surrounding how investments measured at net asset value under the practical expedient, with future redemption dates, have been categorized in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2015, and requires retrospective presentation. These Notes to Financial Statements reflect adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. ASU 2014-09 does not apply to the majority of our revenue streams. In August 2015, the FASB approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Company is in the process of comparing our current revenue recognition policies to the requirements of this ASU. While we have not identified any material differences in the amount and timing of revenue recognition for the revenue streams we have reviewed to date, our evaluation is not complete, and we have not concluded our determination of the overall impact of adopting this ASU on the Company’s consolidated results of operations, financial condition or cash flows.

21. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2016 and 2015 is presented below:

	2016				2015
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$56,019	$55,524	$55,091	$54,363	$52,468	$51,913	$50,222	$49,543
Interest expense	13,668	13,811	13,202	13,230	13,052	12,603	12,082	11,989
Net interest income	42,351	41,713	41,889	41,133	39,416	39,310	38,140	37,554
Provision (benefit) for loan losses	-	-	-	-	664	(370)	(516)	(734)
Other operating income	15,426	1,853	37,717	2,540	2,145	1,697	9,947	1,930
Other operating expense	35,375	26,277	28,454	28,497	23,824	23,708	24,248	25,939
Income before income tax expense	22,402	17,289	51,152	15,176	17,073	17,669	24,355	14,279
Income tax expense	8,116	6,655	20,717	5,615	5,439	6,661	9,521	5,546
Net income	$14,286	$10,634	$30,435	$9,561	$11,634	$11,008	$14,834	$8,733

Basic earnings per common share	$0.50	$0.37	$1.05	$0.33	$0.40	$0.38	$0.51	$0.30
Diluted earnings per common share	$0.50	$0.37	$1.05	$0.33	$0.40	$0.38	$0.51	$0.30
Dividends per common share	$0.17	$0.17	$0.17	$0.17	$0.16	$0.16	$0.16	$0.16

Average common shares outstanding for:
Basic earnings per share	28,850	28,861	29,022	29,097	28,862	28,927	29,246	29,397
Diluted earnings per share	28,860	28,875	29,034	29,111	28,879	28,946	29,268	29,419

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

The condensed financial statements for the Holding Company are presented below:

	December 31,	December 31,
Condensed Statements of Financial Condition	2016	2015
	(Dollars in thousands)
Assets:
Cash and due from banks	$13,972	$5,654
Securities available for sale:
Other securities ($1,019 and $872 at fair value pursuant to the fair value option at December 31, 2016 and 2015, respectively)	1,317	1,170
Interest receivable	4	4
Investment in subsidiaries	612,374	502,798
Goodwill	2,185	2,185
Other assets	3,704	4,251
Total assets	$633,556	$516,062

Liabilities:
Subordinated debentures	$73,414	$-
Junior subordinated debentures, at fair value	33,959	29,018
Other liabilities	12,330	13,977
Total liabilities	119,703	42,995

Stockholders' Equity:
Preferred stock	-	-
Common stock	315	315
Additional paid-in capital	214,462	210,652
Treasury stock, at average cost (2,897,691 shares and 2,700,037 at December 31, 2016 and 2015, respectively)	(53,754)	(48,868)
Retained earnings	361,192	316,530
Accumulated other comprehensive loss, net of taxes	(8,362)	(5,562)
Total equity	513,853	473,067

Total liabilities and equity	$633,556	$516,062

	For the years ended December 31,
Condensed Statements of Income	2016	2015	2014
	(In thousands)
Dividends from the Bank	$24,000	$26,000	$20,000
Interest income	247	242	512
Interest expense	(1,324)	(1,075)	(1,039)
Net gain (loss) from fair value adjustments	(4,761)	(231)	779
Other operating expenses	(1,611)	(1,298)	(786)
Income before taxes and equity in undistributed earnings of subsidiary	16,551	23,638	19,466
Income tax benefit	3,198	687	668
Income before equity in undistributed earnings of subsidiary	19,749	24,325	20,134
Equity in undistributed earnings of the Bank	45,167	21,884	24,105
Net income	64,916	46,209	44,239
Other comprehensive (loss) income, net of tax	(2,800)	(2,655)	8,468
Comprehensive income	$62,116	$43,554	$52,707

	For the years ended December 31,
Condensed Statements of Cash Flows	2016	2015	2014
	(In thousands)
Operating activities:
Net income	$64,916	$46,209	$44,239
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(45,167)	(21,884)	(24,105)
Deferred income tax (benefit) provision	(2,316)	575	17
Fair value adjustments for financial assets and financial liabilities	4,761	231	(779)
Stock-based compensation expense	5,120	4,676	4,246
Net change in operating assets and liabilities	3,318	2,174	2,088
Net cash provided by operating activities	30,632	31,981	25,706

Investing activities:
Investment in Bank	(66,497)	-	-
Purchases of securities available for sale	-	-	(22)
Proceeds from sales and calls of securities available for sale	-	-	1,699
Net cash (used in) provided by investing activities	(66,497)	-	1,677

Financing activities:
Issuance of subordinated debt, net	73,402	-	-
Purchase of treasury stock	(9,858)	(15,605)	(18,872)
Cash dividends paid	(19,689)	(18,616)	(17,852)
Stock options exercised	328	145	565
Net cash provided by (used in) financing activities	44,183	(34,076)	(36,159)

Net decrease in cash and cash equivalents	8,318	(2,095)	(8,776)
Cash and cash equivalents, beginning of year	5,654	7,749	16,525
Cash and cash equivalents, end of year	$13,972	$5,654	$7,749

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporations

Uniondale, New York

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 13, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Flushing Financial Corporation

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Flushing Financial Corporation (a Delaware corporation) and subsidiaries (the “Company”) for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Flushing Financial Corporation and subsidiaries as of December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flushing Financial Corporation

Uniondale, New York

We have audited Flushing Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 13, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on those criteria issued by COSO.

BDO USA, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in its report which appears on page 143.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2017 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: https https://www.snl.com/Cache/1001213939.PDF?Y=&O=PDF&D=&FID=1001213939&T=&IID=102398

Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)    1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2016 and 2015
•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2016
•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2016
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016
•	Notes to Consolidated Financial Statements
•	Reports of Independent Registered Public Accounting Firm

2.     Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.      Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (15)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (18)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (11)
4.2	First Supplemental Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto. (11)
10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (16)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (16)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (16)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (16)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (16)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (16)
10.7*	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective January 1, 2016) (20)
10.8*	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of January 1, 2016) (20)
10.9*	Employee Severance Compensation Plan of Flushing Bank (Amended and Restated as of January 1, 2016) (20)
10.10*	Amended and Restated Outside Director Retirement Plan (10)
10.11*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.12*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (19)
10.13*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.14*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.15*	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (3)
10.17*	Guarantee by Flushing Financial Corporation (1)
10.18*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.19*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.20*	Form of Outside Director Restricted Stock Award Letter (9)
10.21*	Form of Outside Director Restricted Stock Unit Award Letter (20)
10.22*	Form of Outside Director Stock Option Grant Letter (9)
10.23*	Form of Employee Restricted Stock Award Letter (9)
10.24*	Form of Employee Restricted Stock Unit Grant Letter Agreement (20)
10.25*	Form of Employee Stock Option Award Letter (9)
10.26*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (13)
10.27*	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (14)
10.28*	Annual Incentive Plan for Executives and Senior Officers (15)
10.29*	Form of Amendment to Employee Stock Option Award Letter (17)
10.30*	Form of Amendment to Director Stock Option Award Letter (17)
10.31	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (18)
10.32*	Flushing Financial Corporation 2014 Omnibus Incentive Plan (18)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

* Indicates compensatory plan or arrangement.

___________

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(11)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(13)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(14)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(16)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(17)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2012.
(18)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2014.
(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2014.
(20)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 13, 2017.

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

Signature	Title	Date
/S/ JOHN R. BURAN	Director, President (Principal Executive Officer)	March 7, 2017
John R. Buran

/S/ ALFRED A. DELLIBOVI	Director, Chairman	March 7, 2017
Alfred A. DelliBovi

/S/ SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	March 7, 2017
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	March 7, 2017
James D. Bennett

/S/ STEVEN J. D'IORIO	Director	March 7, 2017
Steven J. D'Iorio

/S/ LOUIS C. GRASSI	Director	March 7, 2017
Louis C. Grassi

/S/ SAM S. HAN	Director	March 7, 2017
Sam S. Han

/S/ JOHN J. MCCABE	Director	March 7, 2017
John J. McCabe

/S/ JOHN E. ROE, SR.	Director	March 7, 2017
John E. Roe, Sr.

/S/ DONNA M. O'BRIEN	Director	March 7, 2017
Donna M. O'Brien

/S/ MICHAEL J. RUSSO	Director	March 7, 2017
Michael J. Russo

/S/ THOMAS S. GULOTTA	Director	March 7, 2017
Thomas S. Gulotta

/S/ CAREN C. YOH	Director	March 7, 2017
Caren C. Yoh

