Form 10-Q
period 2017-03-31
FLUSHING FINANCIAL CORP
filed 2017-05-09
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [x] Smaller reporting company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __Yes X No

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2017 was 28,811,160.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$51,215	$35,857
Securities held-to-maturity:
Other securities (none pledged) (fair value of $34,152 and $35,408 at March 31, 2017 and December 31, 2016, respectively)	36,406	37,735
Securities available for sale:
Mortgage-backed securities (including assets pledged of $91,929 and $145,860 at March 31, 2017 and December 31, 2016, respectively; $1,898 and $2,016 at fair value pursuant to the fair value option at March 31, 2017 and December 31, 2016, respectively)	537,905	516,476
Other securities (including assets pledged of $136,143 and $82,064 at March 31, 2017 and December 31, 2016, respectively; $28,526 and $28,429 at fair value pursuant to the fair value option at March 31, 2017 and December 31, 2016, respectively)	346,238	344,905
Loans:
Multi-family residential	2,261,946	2,178,504
Commercial real estate	1,268,770	1,246,132
One-to-four family ― mixed-use property	561,355	558,502
One-to-four family ― residential	184,201	185,767
Co-operative apartments	7,216	7,418
Construction	12,413	11,495
Small Business Administration	10,519	15,198
Taxi medallion	18,832	18,996
Commercial business and other	632,503	597,122
Net unamortized premiums and unearned loan fees	16,836	16,559
Allowance for loan losses	(22,211)	(22,229)
Net loans	4,952,380	4,813,464
Interest and dividends receivable	20,602	20,228
Bank premises and equipment, net	26,026	26,561
Federal Home Loan Bank of New York stock	57,384	59,173
Bank owned life insurance	129,824	132,508
Goodwill	16,127	16,127
Other assets	57,378	55,453
Total assets	$6,231,485	$6,058,487

LIABILITIES
Due to depositors:
Non-interest bearing	$344,028	$333,163
Interest-bearing:
Certificate of deposit accounts	1,411,819	1,372,115
Savings accounts	254,822	254,283
Money market accounts	851,129	843,370
NOW accounts	1,487,120	1,362,484
Total interest-bearing deposits	4,004,890	3,832,252
Mortgagors' escrow deposits	61,828	40,216
Borrowed funds
Federal Home Loan Bank advances	1,119,837	1,159,190
Subordinated debentures	73,479	73,414
Junior subordinated debentures, at fair value	34,536	33,959
Total borrowed funds	1,227,852	1,266,563
Other liabilities	67,485	72,440
Total liabilities	5,706,083	5,544,634

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2017 and December 31, 2016; 28,811,160 shares and 28,632,904 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	315	315
Additional paid-in capital	215,501	214,462
Treasury stock, at average cost (2,719,435 shares and 2,897,691 shares at March 31, 2017 and December 31, 2016, respectively)	(51,224)	(53,754)
Retained earnings	367,944	361,192
Accumulated other comprehensive loss, net of taxes	(7,134)	(8,362)
Total stockholders' equity	525,402	513,853

Total liabilities and stockholders' equity	$6,231,485	$6,058,487

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2017	2016

Interest and dividend income
Interest and fees on loans	$50,885	$47,558
Interest and dividends on securities:
Interest	6,095	6,592
Dividends	121	119
Other interest income	153	94
Total interest and dividend income	57,254	54,363

Interest expense
Deposits	8,980	7,973
Other interest expense	4,885	5,257
Total interest expense	13,865	13,230

Net interest income	43,389	41,133
Provision for loan losses	-	-
Net interest income after provision for loan losses	43,389	41,133

Non-interest income
Banking services fee income	874	976
Net gain on sale of loans	210	341
Net loss from fair value adjustments	(378)	(987)
Federal Home Loan Bank of New York stock dividends	823	623
Gain from life insurance proceeds	1,161	411
Bank owned life insurance	795	695
Other income	204	481
Total non-interest income	3,689	2,540

Non-interest expense
Salaries and employee benefits	17,104	16,261
Occupancy and equipment	2,496	2,370
Professional services	1,996	2,150
FDIC deposit insurance	326	904
Data processing	1,203	1,091
Depreciation and amortization	1,165	1,032
Other real estate owned/foreclosure expense	351	153
Other operating expenses	4,923	4,536
Total non-interest expense	29,564	28,497

Income before income taxes	17,514	15,176

Provision for income taxes
Federal	4,749	4,747
State and local	505	868
Total taxes	5,254	5,615

Net income	$12,260	$9,561

Basic earnings per common share	$0.42	$0.33
Diluted earnings per common share	$0.42	$0.33
Dividends per common share	$0.18	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended March 31,
(In thousands)	2017	2016

Net income	$12,260	$9,561

Other comprehensive income, net of tax:
Amortization of actuarial losses, net of taxes of ($64) and ($83) for the three months ended March 31, 2017 and 2016, respectively	87	109
Amortization of prior service credits, net of taxes of $4 and $5 for the three months ended March 31, 2017 and 2016, respectively	(7)	(6)
Net unrealized gains on securities, net of taxes of ($811) and ($5,028) for the three months ended March 31, 2017 and 2016, respectively	1,148	6,770

Total other comprehensive income, net of tax	1,228	6,873

Comprehensive income	$13,488	$16,434

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,260	$9,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,165	1,032
Amortization of premium, net of accretion of discount	1,903	2,189
Net loss from fair value adjustments	378	987
Net gain from sale of loans	(210)	(341)
Income from bank owned life insurance	(795)	(695)
Gain from life insurance proceeds	(1,161)	(411)
Stock-based compensation expense	3,085	2,989
Deferred compensation	(1,431)	(1,774)
Excess tax benefit from stock-based payment arrangements	-	(303)
Deferred income tax provision	2,501	1,570
Increase (decrease) in other liabilities	2,709	(2,006)
(Increase) decrease in other assets	(4,364)	3,798
Net cash provided by operating activities	16,040	16,596

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(630)	(540)
Net redemptions of Federal Home Loan Bank of New York shares	1,789	2,698
Purchases of securities held-to-maturity	-	(2,330)
Proceeds from maturities of securities held-to-maturity	1,330	2,000
Purchases of securities available for sale	(40,581)	(58,472)
Proceeds from maturities and prepayments of securities available for sale	18,691	21,316
Proceeds from bank owned life insurance	651	2,237
Net originations of loans	(129,764)	(53,836)
Purchases of loans	(15,621)	(12,000)
Proceeds from sale of real estate owned	583	853
Proceeds from sale of loans	5,190	5,915
Net cash used in investing activities	(158,362)	(92,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	10,865	10,981
Net increase in interest-bearing deposits	172,471	140,370
Net increase in mortgagors' escrow deposits	21,612	19,768
Net repayments of short-term borrowed funds	(68,500)	(90,000)
Proceeds from long-term borrowings	80,000	81,758
Repayment of long-term borrowings	(51,254)	(71,727)
Purchases of treasury stock	(2,268)	(1,885)
Excess tax benefit from stock-based payment arrangements	-	303
Proceeds from issuance of common stock upon exercise of stock options	-	19
Cash dividends paid	(5,246)	(4,970)
Net cash provided by financing activities	157,680	84,617

Net increase in cash and cash equivalents	15,358	9,054
Cash and cash equivalents, beginning of period	35,857	42,363
Cash and cash equivalents, end of period	$51,215	$51,417

SUPPLEMENTAL CASHFLOW DISCLOSURE
Interest paid	$12,491	$12,921
Income taxes paid	1,000	1,000
Taxes paid if excess tax benefits were not tax deductible	1,000	1,303
Non-cash activities:
Securities purchased not yet settled	-	1,375
Loans transferred to Other Real Estate Owned	-	533

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2017 and 2016

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$513,853	$315	$214,462	$361,192	$(53,754)	$(8,362)
Net Income	12,260	-	-	12,260	-	-
Award of common shares released from Employee Benefit Trust (107,605 shares)	2,280	-	2,280	-	-	-
Vesting of restricted stock unit awards (256,810 shares)	-	-	(4,536)	(262)	4,798	-
Stock-based compensation expense	3,295	-	3,295	-	-	-
Repurchase of shares to satisfy tax obligation (78,554 shares)	(2,268)	-	-	-	(2,268)	-
Dividends on common stock ($0.18 per share)	(5,246)	-	-	(5,246)	-	-
Other comprehensive income	1,228	-	-	-	-	1,228
Balance at March 31, 2017	$525,402	$315	$215,501	$367,944	$(51,224)	$(7,134)

Balance at December 31, 2015	$473,067	$315	$210,652	$316,530	$(48,868)	$(5,562)
Net Income	9,561	-	-	9,561	-	-
Award of common shares released from Employee Benefit Trust (129,831 shares)	1,851	-	1,851	-	-	-
Vesting of restricted stock unit awards (245,111 shares)	-	-	(4,047)	(396)	4,443	-
Exercise of stock options (18,200 shares)	19	-	16	-	3	-
Stock-based compensation expense	2,960	-	2,960	-	-	-
Stock-based income tax benefit	303	-	303	-	-	-
Purchase of treasury shares (15,300 shares)	(303)	-	-	-	(303)	-
Repurchase of shares to satisfy tax obligation (76,656 shares)	(1,582)	-	-	-	(1,582)	-
Dividends on common stock ($0.17 per share)	(4,970)	-	-	(4,970)	-	-
Other comprehensive income	6,873	-	-	-	-	6,873
Balance at March 31, 2016	$487,779	$315	$211,735	$320,725	$(46,307)	$1,311

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses (“ALLL”), the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, the fair value of financial instruments and the evaluation of other-than-temporary impairment (“OTTI”) on securities. Actual results could differ from these estimates.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2017	2016

Net income, as reported	$12,260	$9,561
Divided by:
Weighted average common shares outstanding	29,019	29,097
Weighted average common stock equivalents	4	14
Total weighted average common shares outstanding and common stock equivalents	29,023	29,111

Basic earnings per common share	$0.42	$0.33
Diluted earnings per common share (1)	$0.42	$0.33
Dividend payout ratio	42.9%	51.5%

(1)	For the three months ended March 31, 2017 and 2016, there were no stock options that were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at March 31, 2017 and December 31, 2016. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following tables summarize the Company’s portfolio of securities held-to-maturity at the periods indicated:

	At March 31, 2017
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$36,406	$34,152	$-	$2,254

Total	$36,406	$34,152	$-	$2,254

	At December 31, 2016
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securites held-to-maturity:
Municipals	$37,735	$35,408	$-	$2,327

Total	$37,735	$35,408	$-	$2,327

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the Company’s portfolio of securities available for sale at the periods indicated:

	At March 31, 2017
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$103,694	$-	$6,306
Municipals	124,296	127,281	2,985	-
Mutual funds	21,431	21,431	-	-
Collateralized loan obligations	85,470	86,438	968	-
Other	7,396	7,394	-	2
Total other securities	348,593	346,238	3,953	6,308
REMIC and CMO	426,537	425,209	1,826	3,154
GNMA	1,250	1,352	102	-
FNMA	107,176	106,140	396	1,432
FHLMC	5,256	5,204	31	83
Total mortgage-backed securities	540,219	537,905	2,355	4,669
Total securities available for sale	$888,812	$884,143	$6,308	$10,977

	At December 31, 2016
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$102,910	$-	$7,090
Municipals	124,984	126,903	1,983	64
Mutual funds	21,366	21,366	-	-
Collateralized loan obligations	85,470	86,365	895	-
Other	7,363	7,361	-	2
Total other securities	349,183	344,905	2,878	7,156
REMIC and CMO	402,636	401,370	1,607	2,873
GNMA	1,319	1,427	108	-
FNMA	109,493	108,351	463	1,605
FHLMC	5,378	5,328	35	85
Total mortgage-backed securities	518,826	516,476	2,213	4,563
Total securities available for sale	$868,009	$861,381	$5,091	$11,719

Mortgage-backed securities shown in the tables above include one private issue CMO that is collateralized by commercial real estate mortgages with an amortized cost and market value of $0.2 million at March 31, 2017 and December 31, 2016.

The corporate securities held by the Company at March 31, 2017 and December 31, 2016 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2017 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-maturity	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$14,540	$14,540
Due after ten years	21,866	19,612

Total securities held-to-maturity	$36,406	$34,152

Available for sale	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	1,766	1,774
Due after five years through ten years	121,217	119,423
Due after ten years	204,179	203,610

Total other securities	327,162	324,807
Mutual funds	21,431	21,431
Mortgage-backed securities	540,219	537,905

Total securities available for sale	$888,812	$884,143

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the periods indicated:

	At March 31, 2017
		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,612	$2,254	$19,612	$2,254	$-	$-
Total securities held-to-maturity	1	$19,612	$2,254	$19,612	$2,254	$-	$-

Available for sale securities
Corporate	14	$103,694	$6,306	$19,209	$791	$84,485	$5,515
Other	1	299	2	-	-	299	2
Total other securities	15	103,993	6,308	19,209	791	84,784	5,517

REMIC and CMO	34	208,825	3,154	195,016	2,516	13,809	638
FNMA	17	75,059	1,432	69,340	1,089	5,719	343
FHLMC	1	3,972	83	3,972	83	-	-
Total mortgage-backed securities	52	287,856	4,669	268,328	3,688	19,528	981
Total securities available for sale	67	$391,849	$10,977	$287,537	$4,479	$104,312	$6,498

	At December 31, 2016
		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,538	$2,327	$19,538	$2,327	$-	$-
Total securities held-to-maturity	1	$19,538	$2,327	$19,538	$2,327	$-	$-

Available for sale securities
Corporate	14	$102,910	$7,090	$28,476	$1,524	$74,434	$5,566
Municipals	4	16,047	64	16,047	64	-	-
Other	1	298	2	-	-	298	2
Total other securities	19	119,255	7,156	44,523	1,588	74,732	5,568

REMIC and CMO	35	222,807	2,873	208,827	2,268	13,980	605
FNMA	18	80,924	1,605	74,972	1,250	5,952	355
FHLMC	1	3,993	85	3,993	85	-	-
Total mortgage-backed securities	54	307,724	4,563	287,792	3,603	19,932	960
Total securities available for sale	73	$426,979	$11,719	$332,315	$5,191	$94,664	$6,528

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

OTTI losses on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security in an unrealized loss position, the investor must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings in the Consolidated Statements of Income. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive loss (“AOCL”) within Stockholders’ Equity. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCL, net of tax.

The Company reviewed each investment that had an unrealized loss at March 31, 2017 and December 31, 2016. The unrealized losses in securities held-to-maturity at March 31, 2017 and December 31, 2016 were caused by illiquidity in the market and movements in interest rates.

The unrealized losses in securities available for sale at March 31, 2017 and December 31, 2016 were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016.

The Company did not sell any securities during the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017, we utilized recent third party appraisals of the collateral to measure impairment for $44.3 million, or 82.3%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $9.5 million, or 17.7%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At March 31, 2017, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The Company did not modify and classify any loans as TDR during the three months ended March 31, 2017 and 2016.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,557	9	$2,572
Commercial real estate	2	2,049	2	2,062
One-to-four family - mixed-use property	5	1,791	5	1,800
One-to-four family - residential	3	586	3	591
Taxi medallion	12	9,660	12	9,735
Commercial business and other	2	621	2	675

Total performing troubled debt restructured	33	$17,264	33	$17,435

During the three months ended March 31, 2017 and 2016, there were no TDR loans transferred to non-performing status.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$384	1	$396

Total troubled debt restructurings that subsequently defaulted	1	$384	1	396

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	March 31, 2017	December 31, 2016

Loans ninety days or more past due and still accruing:
Commercial real estate	$75	$-
One-to-four family - mixed-use property	-	386
Construction	602	-
Total	677	386

Non-accrual mortgage loans:
Multi-family residential	1,354	1,837
Commercial real estate	1,462	1,148
One-to-four family - mixed-use property	3,328	4,025
One-to-four family - residential	7,847	8,241
Total	13,991	15,251

Non-accrual non-mortgage loans:
Small Business Administration	58	1,886
Taxi medallion	3,771	3,825
Commercial business and other	38	68
Total	3,867	5,779

Total non-accrual loans	17,858	21,030

Total non-performing loans	$18,535	$21,416

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended March 31,
	2017	2016
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$414	$540
Less: Interest income included in the results of operations	127	123
Total foregone interest	$287	$417

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show an age analysis of our recorded investment in loans, including performing loans past maturity, at the periods indicated:

	March 31, 2017
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$5,465	$479	$1,354	$7,298	$2,254,648	$2,261,946
Commercial real estate	2,194	876	1,537	4,607	1,264,163	1,268,770
One-to-four family - mixed-use property	5,519	636	3,328	9,483	551,872	561,355
One-to-four family - residential	1,379	1,350	7,655	10,385	173,816	184,201
Co-operative apartments	-	-	-	-	7,216	7,216
Construction loans	-	-	602	602	11,811	12,413
Small Business Administration	-	-	-	-	10,519	10,519
Taxi medallion	1,159	-	3,771	4,930	13,902	18,832
Commercial business and other	21	731	-	752	631,751	632,503
Total	$15,737	$4,072	$18,247	$38,057	$4,919,698	$4,957,755

	December 31, 2016
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,575	$287	$1,837	$4,699	$2,173,805	$2,178,504
Commercial real estate	3,363	22	1,148	4,533	1,241,599	1,246,132
One-to-four family - mixed-use property	4,671	762	4,411	9,844	548,658	558,502
One-to-four family - residential	3,831	194	8,047	12,072	173,695	185,767
Co-operative apartments	-	-	-	-	7,418	7,418
Construction loans	-	-	-	-	11,495	11,495
Small Business Administration	13	-	1,814	1,827	13,371	15,198
Taxi medallion	-	-	3,825	3,825	15,171	18,996
Commercial business and other	22	1	-	23	597,099	597,122
Total	$14,475	$1,266	$21,082	$36,823	$4,782,311	$4,819,134

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

March 31, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(14)	-	(34)	-	-	(65)	(54)	(12)	-	(179)
Recoveries	30	68	-	-	-	41	-	22	-	161
Provision (benefit)	(32)	(70)	(178)	(36)	2	(140)	24	208	222	-
Ending balance	$5,907	$4,485	$2,691	$979	$94	$317	$2,213	$4,710	$815	$22,211

March 31, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(42)	-	(14)	(66)	-	-	-	(25)	-	(147)
Recoveries	13	-	187	365	-	31	-	9	-	605
Provision (benefit)	(391)	(38)	(893)	(484)	5	(24)	(8)	138	1,695	-
Ending balance	$6,298	$4,201	$3,507	$1,042	$55	$269	$335	$4,591	$1,695	$21,993

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

At March 31, 2017
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Unallocated	Total
Financing Receivables:
Ending Balance	$2,261,946	$1,268,770	$561,355	$184,201	$7,216	$12,413	$10,519	$18,832	$632,503	$-	$4,957,755
Ending balance: individually evaluated for impairment	$5,299	$9,409	$7,311	$10,566	$-	$602	$170	$18,832	$2,647	$-	$54,836
Ending balance: collectively evaluated for impairment	$2,256,647	$1,259,361	$554,044	$173,635	$7,216	$11,811	$10,349	$-	$629,856	$-	$4,902,919
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$227	$168	$240	$59	$-	$-	$-	$2,213	$10	$-	$2,917
Ending balance: collectively evaluated for impairment	$5,681	$4,317	$2,451	$920	$-	$94	$316	$-	$4,700	$815	$19,294

At December 31, 2016
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi Medallion	Commercial business and other	Unallocated	Total
Financing Receivables:
Ending Balance	$2,178,504	$1,246,132	$558,502	$185,767	$7,418	$11,495	$15,198	$18,996	$597,122	$-	$4,819,134
Ending balance: individually evaluated for impairment	$5,923	$6,551	$8,809	$9,989	$-	$-	$1,937	$16,282	$2,492	$-	$51,983
Ending balance: collectively evaluated for impairment	$2,172,581	$1,239,581	$549,693	$175,778	$7,418	$11,495	$13,261	$2,714	$594,630	$-	$4,767,151
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$232	$179	$417	$60	$-	$-	$90	$2,236	$12	$-	$3,226
Ending balance: collectively evaluated for impairment	$5,691	$4,308	$2,486	$955	$-	$92	$391	$7	$4,480	$593	$19,003

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,048	$3,198	$-	$3,660	$3,796	$-
Commercial real estate	7,360	7,387	-	4,489	4,516	-
One-to-four family mixed-use property	5,660	6,098	-	6,435	6,872	-
One-to-four family residential	10,141	11,665	-	9,560	11,117	-
Construction	602	602	-	-	-	-
Non-mortgage loans:
Small Business Administration	170	711	-	416	509	-
Taxi medallion	4,958	5,155	-	2,334	2,476	-
Commercial business and other	2,246	2,615	-	2,072	2,443	-

Total loans with no related allowance recorded	34,185	37,431	-	28,966	31,729	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,251	2,251	227	2,263	2,263	232
Commercial real estate	2,049	2,049	168	2,062	2,062	179
One-to-four family mixed-use property	1,651	1,654	240	2,374	2,376	417
One-to-four family residential	425	425	59	429	429	60
Non-mortgage loans:
Small Business Administration	-	-	-	1,521	1,909	90
Taxi medallion	13,874	13,874	2,213	13,948	13,948	2,236
Commercial business and other	401	401	10	420	420	12

Total loans with an allowance recorded	20,651	20,654	2,917	23,017	23,407	3,226

Total Impaired Loans:
Total mortgage loans	$33,187	$35,329	$694	$31,272	$33,431	$888

Total non-mortgage loans	$21,649	$22,756	$2,223	$20,711	$21,705	$2,338

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the periods indicated:

	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,354	$23	$5,925	$17
Commercial real estate	5,925	95	4,507	12
One-to-four family mixed-use property	6,048	37	9,418	33
One-to-four family residential	9,851	26	11,610	27
Construction	301	7	785	-
Non-mortgage loans:
Small Business Administration	293	2	264	3
Taxi Medallion	3,646	30	-	-
Commercial Business and other	2,159	44	2,528	46

Total loans with no related allowance recorded	31,577	264	35,037	138

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,257	29	2,300	29
Commercial real estate	2,056	24	2,365	28
One-to-four family mixed-use property	2,013	18	2,739	38
One-to-four family residential	427	4	342	3
Non-mortgage loans:
Small Business Administration	761	-	92	2
Taxi Medallion	13,911	43	2,114	15
Commercial Business and other	411	6	2,013	25

Total loans with an allowance recorded	21,836	124	11,965	140

Total Impaired Loans:
Total mortgage loans	$32,232	$263	$39,991	$187

Total non-mortgage loans	$21,181	$125	$7,011	$91

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previous mentioned categories, then the loan would be considered “Pass.” These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as loss, as loans that are designated as Loss are charged-off. Loans that are non-accrual are designated as Substandard, Doubtful or Loss. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	March 31, 2017
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$7,230	$2,742	$-	$-	$9,972
Commercial real estate	639	7,359	-	-	7,998
One-to-four family - mixed-use property	3,446	5,521	-	-	8,967
One-to-four family - residential	2,214	9,980	-	-	12,194
Construction loans	-	602	-	-	602
Small Business Administration	532	116	-	-	648
Taxi Medallion	-	18,832	-	-	18,832
Commercial business and other	9,108	2,647	-	-	11,755
Total loans	$23,169	$47,799	$-	$-	$70,968

	December 31, 2016
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$7,133	$3,351	$-	$-	$10,484
Commercial real estate	2,941	4,489	-	-	7,430
One-to-four family - mixed-use property	4,197	7,009	-	-	11,206
One-to-four family - residential	1,205	9,399	-	-	10,604
Small Business Administration	540	436	-	-	976
Taxi Medallion	2,715	16,228	54	-	18,997
Commercial business and other	9,924	2,493	-	-	12,417
Total loans	$28,655	$43,405	$54	$-	$72,114

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $63.2 million and $241.8 million, respectively, at March 31, 2017.

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. At March 31, 2017 and December 31, 2016, the Bank did not have any loans held for sale.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show delinquent and non-performing loans sold during the periods indicated:

	For the three months ended March 31, 2017
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

One-to-four family - mixed-use property	5	1,790	(33)	28

Total (1)	5	$1,790	$(33)	$28

	For the three months ended March 31, 2016
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain

Multi-family residential	3	$874	$-	$2
Commercial real estate	2	192	-	-
One-to-four family - mixed-use property	4	1,315	-	21

Total (2)	9	$2,381	$-	$23

1)	The above table does not include the sale of three performing Small Business Administration loans for proceeds totaling $3.4 million during the three months ended March 31, 2017. These loans were sold for a net gain of $0.2 million.

2)	The above table does not include the sale of six performing Small Business Administration loans for proceeds totaling $3.5 million during the three months ended March 31, 2016. These loans were sold for a net gain of $0.3 million.

7.	Other Real Estate Owned

OREO are included in other assets on the Company’s Consolidated Statements of Financial Condition. The following table shows changes in OREO during the periods indicated:

	For the three months ended March 31,
	2017	2016
	(In thousands)

Balance at beginning of period	$533	$4,932
Acquisitions	-	533
Write-down of carrying value	-	(47)
Sales	(533)	(816)

Balance at end of period	$-	$4,602

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended March 31,
	2017	2016
	(In thousands)

Gross gains	$50	$37

Total net gain	$50	$37

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure or an in-substance repossession. During the three months ended March 31, 2017, we did not foreclose on any consumer mortgages through in-substance repossession. We did not hold any foreclosed residential real estate properties at March 31, 2017. At December 31, 2016, we held one foreclosed residential real estate property for $0.5 million. Included within net loans as of March 31, 2017 was a recorded investment of $11.5 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

8.	Stock-Based Compensation

For the three months ended March 31, 2017 and 2016, the Company’s net income, as reported, includes $3.1 million and $3.0 million, respectively, of stock-based compensation costs and $1.0 million of income tax benefits related to the stock-based compensation plans in each of the periods. During the three months ended March 31, 2017 and 2016, the Company granted 276,900 and 337,175 restricted stock units, respectively. The Company has not granted stock options since 2009. At March 31, 2017, the Company had 5,600 stock options, all 100% vested, outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards at or for the three months ended March 31, 2017:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2016	488,779	$18.99
Granted	276,900	28.21
Vested	(242,917)	21.93
Forfeited	(14,680)	21.77
Non-vested at March 31, 2017	508,082	$22.53

Vested but unissued at March 31, 2017	270,017	$22.33

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2017, there was $10.7 million of total unrecognized compensation cost related to RSU awards granted. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of awards vested for the three months ended March 31, 2017 and 2016 were $7.0 million and $4.8 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised during the three months ended March 31, 2017 and 2016 are provided in the following table:

	For the three months ended March 31,
(In thousands)	2017	2016
Proceeds from stock options exercised	$-	$19
Fair value of shares received upon exercised of stock options	-	328
Tax expense related to stock options exercised	-	(16)
Intrinsic value of stock options exercised	-	43

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants, remain eligible to participate in the Plan. Awards are made under this plan on certain compensation not eligible for contributions made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current fair value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for the first 5 years of employment and are 100% vested thereafter. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2017:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2016	89,339	$29.39
Granted	6,743	27.17
Forfeited	-	-
Distributions	(198)	28.93
Outstanding at March 31, 2017	95,884	$26.87
Vested at March 31, 2017	95,462	$26.87

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.2 million) and $29,000 for the three months ended March 31, 2017 and 2016, respectively. The total fair value of the distributions from the Phantom Stock Plan was $6,000 and $28,000 for the three months ended March 31, 2017 and 2016, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,
(In thousands)	2017	2016

Employee Pension Plan:
Interest cost	$216	$226
Amortization of unrecognized loss	174	201
Expected return on plan assets	(348)	(348)
Net employee pension expense	$42	$79

Outside Director Pension Plan:
Service cost	$10	$11
Interest cost	23	24
Amortization of unrecognized gain	(23)	(21)
Amortization of past service liability	10	10
Net outside director pension expense	$20	$24

Other Postretirement Benefit Plans:
Service cost	$79	$90
Interest cost	76	80
Amortization of unrecognized loss	-	12
Amortization of past service liability	(21)	(21)
Net other postretirement expense	$134	$161

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2016 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2017. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2017, the Company has contributed $36,000 to the Outside Director Pension Plan and $18,000 to the Other Postretirement Benefit Plans. As of March 31, 2017, the Company has not revised its expected contributions for the year ending December 31, 2017.

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2017, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.4 million and $34.5 million, respectively. At December 31, 2016, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.4 million and $34.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three months ended March 31, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net loss from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(In thousands)	2017	2016	March 31, 2017	March 31, 2016

Mortgage-backed securities	$1,898	$2,016	$(7)	$5
Other securities	28,526	28,429	32	96
Borrowed funds	34,536	33,959	(570)	1,054
Net (loss) gain from fair value adjustments (1)			$(545)	$1,155

(1)	The net (loss) gain from fair value adjustments presented in the above table does not include net gains of $0.2 million and net losses of $2.1 million for the three months ended March 31, 2017 and 2016, respectively from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2017 and December 31, 2016. The fair value of borrowed funds includes accrued interest payable of $0.2 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at March 31, 2017 and December 31, 2016.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2017 and December 31, 2016, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2017 and December 31, 2016, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and a single issuer trust preferred security.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at March 31, 2017 and December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$537,905	$516,476	$-	$-	$537,905	$516,476
Other securities	-	-	338,844	337,544	7,394	7,361	346,238	344,905
Interest rate swaps	-	-	6,833	6,350	-	-	6,833	6,350

Total assets	$-	$-	$883,582	$860,370	$7,394	$7,361	$890,976	$867,731

Liabilities:
Borrowings	$-	$-	$-	$-	$34,536	$33,959	$34,536	$33,959
Interest rate swaps	-	-	3,040	3,386	-	-	3,040	3,386

Total liabilities	$-	$-	$3,040	$3,386	$34,536	$33,959	$37,576	$37,345

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended March 31,
	2017		2016
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,361	$33,959	$7,212	$29,018
Net gain (loss) from fair value adjustment of financial assets	32	-	(60)	-
Net (gain) loss from fair value adjustment of financial liabilities	-	570	-	(1,054)
Increase in accrued interest payable	-	7	-	13
Change in unrealized gains (losses) included in other comprehensive income	1	-	(2)	-
Ending balance	$7,394	$34,536	$7,150	$27,977

Changes in unrealized gain (loss) held at period end	$1	$-	$(2)	$-

During the three months ended March 31, 2017 and 2016, there were no transfers between Levels 1, 2 and 3.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2017

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,394	Discounted cash flows	Discount rate	6.2%	-	7.1%	6.9%

Liabilities:

Junior subordinated debentures	$34,536	Discounted cash flows	Discount rate		6.2%		6.2%

	December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,361	Discounted cash flows	Discount rate	6.3%	-	7.1%	7.0%

Liabilities:

Junior subordinated debentures	$33,959	Discounted cash flows	Discount rate		6.3%		6.3%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2017 and December 31, 2016, is the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at March 31, 2017 and December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$14,958	$14,968	$14,958	$14,968
Other real estate owned	-	-	-	-	-	533	-	533

Total assets	$-	$-	$-	$-	$14,958	$15,501	$14,958	$15,501

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2017

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$2,014	Income approach	Capitalization rate	6.0%	to	7.5%	7.0%
			Reduction for planned expedited disposal	10.9%	to	15.0%	14.2%

Impaired loans	$8,984	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-40.0%	to	16.2%	-1.5%
			Reduction for planned expedited disposal	0.0%	to	15.0%	8.0%

Impaired loans	$3,960	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-29.0%	to	25.0%	0.0%
			Capitalization rate	5.3%	to	9.5%	7.1%
			Reduction for planned expedited disposal	14.5%	to	15.0%	15.0%

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.

The methods and assumptions used to estimate fair value at March 31, 2017 and December 31, 2016 are as follows:

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

Accrued Interest Receivable:

The carrying amount is a reasonable estimate of fair value due to its short-term nature and is valued at the input level for its underlying financial asset.

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

Accrued Interest Payable:

The carrying amount is a reasonable estimate of fair value due to its short-term nature and is valued at the input level for its underlying financial liability.

Interest Rate Swaps:

The fair value of interest rate swaps is based upon broker quotes.

Other Financial Instruments:

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable). At March 31, 2017 and December 31, 2016, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	March 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$51,215	$51,215	$51,215	$-	$-
Securities held-to-maturity
Other securities	36,406	34,152	-	-	34,152
Securities available for sale
Mortgage-backed securities	537,905	537,905	-	537,905	-
Other securities	346,238	346,238	-	338,844	7,394
Loans	4,974,591	4,956,089	-	-	4,956,089
FHLB-NY stock	57,384	57,384	-	57,384	-
Accrued interest receivable	20,602	20,602	-	20,602	-
Interest rate swaps	6,833	6,833	-	6,833	-

Total assets	$6,031,174	$6,010,418	$51,215	$961,568	$4,997,635

Liabilities:
Deposits	$4,410,746	$4,417,356	$2,998,927	$1,418,429	$-
Borrowings	1,227,852	1,221,367	-	1,186,831	34,536
Accrued interest payable	3,074	3,074	-	3,074	-
Interest rate swaps	3,040	3,040	-	3,040	-

Total liabilities	$5,644,712	$5,644,837	$2,998,927	$2,611,374	$34,536

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$35,857	$35,857	$35,857	$-	$-
Securities held-to-maturity
Other securities	37,735	35,408	-	-	35,408
Securities available for sale
Mortgage-backed securities	516,476	516,476	-	516,476	-
Other securities	344,905	344,905	-	337,544	7,361
Loans	4,835,693	4,814,840	-	-	4,814,840
FHLB-NY stock	59,173	59,173	-	59,173	-
Interest rate swaps	6,350	6,350	-	6,350	-

Total assets	$5,836,189	$5,813,009	$35,857	$919,543	$4,857,609

Liabilities:
Deposits	$4,205,631	$4,213,714	$2,833,516	$1,380,198	$-
Borrowings	1,266,563	1,255,283	-	1,221,324	33,959
Interest rate swaps	3,386	3,386	-	3,386	-

Total liabilities	$5,475,580	$5,472,383	$2,833,516	$2,604,908	$33,959

11.	Derivative Financial Instruments

At March 31, 2017 and December 31, 2016, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for two purposes. The first purpose is to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. The second purpose is to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $267.4 million and $235.4 million at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016 derivatives with a combined notional amount of $36.3 million were not designated as hedges. At March 31, 2017 and December 31, 2016 derivatives with a combined notional amount of $249.1 million and $217.1 million were designated as fair value hedges. Changes in the fair value of all interest rate swaps and hedged items are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	March 31, 2017		December 31, 2016
	Notional Amount	Net Carrying Value (1)	Notional Amount	Net Carrying Value (1)

Interest rate swaps (hedge)	$221,591	$6,833	$182,177	$6,350
Interest rate swaps (hedge)	27,472	(544)	34,916	(658)
Interest rate swaps (non-hedge)	36,321	(2,496)	36,321	(2,728)
Total derivatives	$285,384	$3,793	$253,414	$2,964

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition. There were no unrealized losses at March 31, 2017 and December 31, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2017	2016

Financial Derivatives:
Interest rate swaps (non-hedge)	$232	$(2,102)
Interest rate swaps (hedge)	(66)	(40)
Net gain (loss) (1) (2)	$166	$(2,142)

(1)	Net gains and losses are recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.
(2)

The net gain (loss) presented in the above table does not include net losses of $0.5 million and net gains of $1.2 million for the three months ended March 31, 2017 and 2016, respectively, from the change in the fair value of financial assets and liabilities carried at fair value under the fair value option.

The Company’s interest rate swaps are subject to two master netting arrangements between the Company and its two designated counterparties. The Company has not made a policy election to offset its derivative positions.

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2017
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$6,833	$-	$6,833	$-	$3,793	$3,040

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$3,040	$-	$3,040	$-	$-	$3,040

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2016
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$6,350	$-	$6,350	$-	$2,964	$3,386

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$3,386	$-	$3,386	$-	$-	$3,386

12.	Income Taxes

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

Income tax provisions are summarized as follows:

	For the three months ended March 31,
(In thousands)	2017	2016

Federal:
Current	$2,952	$3,660
Deferred	1,797	1,087
Total federal tax provision	4,749	4,747
State and Local:
Current	(199)	385
Deferred	704	483
Total state and local tax provision	505	868
Total income tax provision	$5,254	$5,615

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effective tax rate was 30.0% and 37.0% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate reflects the impact of a change in the treatment of deductible stock compensation expense from prior years. In prior years the tax impact of deductible stock compensation expense flowed through additional paid-in-capital and did not have an impact on the Company’s effective tax rate, in contrast, in 2017 the impact is passed through the provision for income taxes.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended March 31,
(Dollars in thousands)	2017		2016

Taxes at federal statutory rate	$6,130	35.0%	$5,312	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	328	1.9	564	3.7
Other	(1,204)	(6.9)	(261)	(1.7)
Taxes at effective rate	$5,254	30.0%	$5,615	37.0%

The Company has recorded a deferred tax asset of $31.4 million at March 31, 2017, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $16.9 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at March 31, 2017.

13.	Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2017 and 2016:

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
March 31, 2017	(In thousands)

Beginning balance, net of tax	$(3,859)	$(4,503)	$(8,362)
Other comprehensive income before reclassifications, net of tax	1,148	-	$1,148

Amounts reclassified from accumulated other comprehensive income, net of tax	-	80	80

Net current period other comprehensive income, net of tax	1,148	80	1,228

Ending balance, net of tax	$(2,711)	$(4,423)	$(7,134)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
March 31, 2016
Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income before reclassifications, net of tax	6,770	-	$6,770

Amounts reclassified from accumulated other comprehensive income, net of tax	-	103	103

Net current period other comprehensive income, net of tax	6,770	103	6,873

Ending balance, net of tax	$6,249	$(4,938)	$1,311

The following tables set forth significant amounts reclassified from accumulated other comprehensive income by component for the periods indicated:

For the three months ended March 31, 2017

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(151	)(1)	Other operating expense
Prior service credits	11	(1)	Other operating expense
	(140)		Total before tax
	60		Tax benefit
	$(80)		Net of tax

For the three months ended March 31, 2016

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(192	)(1)	Other operating expense
Prior service credits	11	(1)	Other operating expense
	(181)		Total before tax
	78		Tax benefit
	$(103)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of March 31, 2017, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2017 is 1.25% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at March 31, 2017 was 6.3%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2017		December 31, 2016
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$616,017	9.98%	$607,033	10.12%
Requirement to be well capitalized	308,535	5.00	299,848	5.00
Excess	307,482	4.98	307,185	5.12

Common Equity Tier I risk-based capital:
Capital level	$616,017	13.80%	$607,033	14.12%
Requirement to be well capitalized	290,046	6.50	279,443	6.50
Excess	325,971	7.30	327,590	7.62

Tier I risk-based capital:
Capital level	$616,017	13.80%	$607,033	14.12%
Requirement to be well capitalized	356,980	8.00	343,930	8.00
Excess	259,037	5.80	263,103	6.12

Total risk-based capital:
Capital level	$638,228	14.30%	$629,262	14.64%
Requirement to be well capitalized	446,225	10.00	429,913	10.00
Excess	192,003	4.30	199,349	4.64

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2017, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at March 31, 2017 was 6.3%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2017		December 31, 2016
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$550,055	8.92%	$539,228	9.00%
Requirement to be well capitalized	308,284	5.00	299,654	5.00
Excess	241,771	3.92	239,574	4.00

Common Equity Tier I risk-based capital:
Capital level	$516,706	11.59%	$506,432	11.79%
Requirement to be well capitalized	289,733	6.50	279,121	6.50
Excess	226,973	5.09	227,311	5.29

Tier I risk-based capital:
Capital level	$550,055	12.34%	$539,228	12.56%
Requirement to be well capitalized	356,594	8.00	343,534	8.00
Excess	193,461	4.34	195,694	4.56

Total risk-based capital:
Capital level	$647,266	14.52%	$636,457	14.82%
Requirement to be well capitalized	445,743	10.00	429,417	10.00
Excess	201,523	4.52	207,040	4.82

15.	New Authoritative Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities” which shortens the amortization period for premiums on purchased callable debt securities to the earliest call date, rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount. The amendments in this ASU require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. If the security has additional future call dates, any excess of the amortized cost basis over the amount repayable by the issuer at the next call date should be amortized to the next call date. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance is not expected to have an impact on the Company's financial positions, results of operations or disclosures as we currently amortize our callable debt securities to the first call date.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that an employer disaggregate the service cost component from the other components of net benefit cost, as follows:

•	Service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization, if certain criteria are met.

•	All other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These generally include interest cost, actual return on plan assets, amortization of prior service cost included in accumulated other comprehensive income, and gains or losses from changes in the value of the projected benefit obligation or plan assets. If a separate line item is used to present the other components of net benefit cost, it must be appropriately described. If a separate line item is not used, an entity must disclose the line item(s) in the income statement that includes the other components of net benefit cost. The ASU clarifies that these costs are not eligible for capitalization.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted as of the beginning of an annual period. The guidance is not expected to have a significant impact on the Company's financial positions, results of operations or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The guidance is not expected to have a significant impact on the Company's financial positions, results of operations or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation”, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted ASU No. 2016-09 prospectively, effective for the first quarter of 2017. Upon adoption, the Company was not required to record a cumulative-effect adjustment to the opening balance of retained earnings. In addition, ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than as equity. This resulted in a reduction in the Company’s effective tax rate for the three months ended March 31, 2017. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. This did not have a material effect on the Company’s results of operations. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which the Company has presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods was required.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not adopted a new accounting policy as of the filing date. Management is continuing to evaluate the standard, but the effects of recognizing most operating leases on the Consolidated Statements of Financial Condition is expected to be material. The Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. ASU 2014-09 does not apply to the majority of our revenue streams. In August 2015, the FASB approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Company is in the process of comparing our current revenue recognition policies to the requirements of this ASU. While we have not identified any material differences in the amount and timing of revenue recognition for the revenue streams we do not believe the adoption of this standard will have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Bank. The Bank is a full-service New York State chartered commercial bank and its primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

PART I – FINANCIAL INFORMATIOMTION

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

The positive momentum we saw at the end of last year carried over to a strong start in 2017. Loan growth of 2.9% coupled with an uptick on the yield of loan originations and purchases during the first quarter resulted in record net interest income. Credit quality remains a Company strength as we recorded minimal net charge-offs and the percentage of non-performing assets to total assets improved from December 31, 2016.

Non-performing assets were $18.5 million at March 31, 2017, which was a decrease of $3.4 million, or 15.6%, from December 31, 2016. Non-accrual loans decreased $3.2 million, or 15.1%, during the first quarter to $17.9 million and net charge-offs for the three months ended March 31, 2017 were $18,000. Our strong underwriting standards coupled with our practice of obtaining updated appraisals and recording charge-offs, when necessary, has resulted in a 46.2% average loan-to-value ratio on our collateral dependent loans reviewed for impairment at March 31, 2017.

Loan originations and purchases for the three months ended March 31, 2017 totaled $266.6 million, with multi-family real estate, commercial real estate and commercial business loans accounting for 89.6% of originations and purchases. The weighted average yield on loan originations and purchases increased to 3.85% for the first quarter of 2017 from 3.81% and 3.77% for the quarters ended December 31, 2016 and March 31, 2016, respectively. Loan applications in process remained strong totaling $303.1 million at March 31, 2017 compared to $310.9 million at December 31, 2016.

Our net interest margin for the first quarter of 2017 was 2.95%, a decrease of one basis point from the trailing quarter and five basis points from the comparable prior period. Included in net interest income are prepayment penalties and interest recovered from non-accrual loans. Absent these two items in all periods, the net interest margin would have improved to 2.85% for the first quarter of 2017 from 2.81% for the fourth quarter of 2016 and 2.83% for the first quarter of 2016.

The Bank and Company are subject to the same regulatory capital requirements. At March 31, 2017, the Bank and Company were considered to be well-capitalized under all regulatory requirements. At March 31, 2017, the Bank’s capital ratios for Tier 1 leverage, Common Equity Tier 1, Tier 1 Risk-based, and Total Risk-based capital were 9.98%, 13.80%, 13.80% and 14.30%, respectively. At March 31, 2017, the Company’s capital ratios for Tier 1 leverage, Common Equity Tier 1, Tier 1 Risk-based, and Total Risk-based capital were 8.92%, 11.59%, 12.34% and 14.52%, respectively.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

General. Net income for the three months ended March 31, 2017 was $12.3 million, an increase of $2.7 million, or 28.2%, compared to $9.6 million for the three months ended March 31, 2016. Diluted earnings per common share were $0.42 for the three months ended March 31, 2017, an increase of $0.09, or 27.3%, from $0.33 for the three months ended March 31, 2016.

Return on average equity increased to 9.5% for the three months ended March 31, 2017 from 8.0% for the three months ended March 31, 2016. Return on average assets increased to 0.8% for the three months ended March 31, 2017 from 0.7% for the three months ended March 31, 2016.

Interest Income. Total interest and dividend income increased $2.9 million, or 5.3%, to $57.3 million for the three months ended March 31, 2017 from $54.4 million for the three months ended March 31, 2016. The increase in interest income was primarily attributable to an increase of $383.1 million in the average balance of interest-earning assets to $5,873.8 million for the three months ended March 31, 2017 from $5,490.7 million for the comparable prior year period, partially offset by a decrease of six basis points in the yield of interest-earning assets to 3.90% for the three months ended March 31, 2017 from 3.96% in the comparable prior year period. The decline in the yield on interest-earning assets was primarily due to a 15 basis point reduction in the yield of total loans, net to 4.18% for the three months ended March 31, 2017 from 4.33% for the three months ended March 31, 2016. However, the yield on interest-earning assets was positively impacted by an increase of $478.7 million in the average balance of higher yielding total loans, net to $4,868.0 million for the three months ended March 31, 2017 from $4,389.3 million for the comparable prior year period. Additionally, the yield on the securities portfolio increased eight basis points to 2.72% for three months ended March 31, 2017, from 2.64% for the comparable prior year period. The 15 basis point decrease in the yield on the total loans, net was primarily due to the decline in the rates earned on new loan originations and purchases, as compared to the existing portfolio, loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased five basis points to 4.09% for the three months ended March 31, 2017 from 4.14% for the three months ended March 31, 2016.

Interest Expense. Interest expense increased $0.6 million, or 4.8%, to $13.9 million for the three months ended March 31, 2017 from $13.2 million for the three months ended March 31, 2016. The increase in interest expense was primarily due to an increase of $295.1 million in the average balance of interest-bearing liabilities to $5,254.6 million for the three months ended March 31, 2017, from $4,959.6 million for the comparable prior year period, partially offset by a decrease of one basis point in the cost of interest-bearing liabilities to 1.06% for the three months ended March 31, 2017 from 1.07% for the comparable prior year period. The decline in the cost of interest-bearing liabilities was primarily due to an increase of $341.2 million in the average balance of lower costing non-maturity deposits during the three months ended March 31, 2017 to $2,683.3 million from $2,342.1 million for the comparable prior year period combined with a decrease of $51.4 million in the average balance of higher costing borrowed funds to $1,112.0 million from $1,163.3 million for the three months ended March 31, 2016. Additionally, the cost of interest-bearing liabilities declined due to decreases of five basis points in both the cost of certificates of deposits and borrowed funds for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in the cost of certificates of deposit was primarily due to maturing issuances being replaced at lower rates. The decrease in the cost of borrowed funds was primarily due to the restructuring of the borrowed funds portfolio during 2016. These decreases were partially offset by increases of 17 basis points, three basis points, and nine basis points in the cost of money market, savings, and NOW accounts, respectively, for the three months ended March 31, 2017 from the comparable prior year period. The cost of money market accounts increased primarily due to our strategic focus on government money market deposits which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of savings and NOW accounts increased as we increased the rate we pay on some of our products.

Net Interest Income. For the three months ended March 31, 2017, net interest income was $43.4 million, an increase of $2.3 million, or 5.5%, from $41.1 million for the three months ended March 31, 2016. The increase in net interest income was primarily due to an increase of $383.1 million in the average balance of interest-earning assets to $5,873.8 million for the three months ended March 31, 2017 from $5,490.7 million for the comparable prior year period. The yield earned on interest-earning assets decreased six basis points to 3.90% for the quarter ended March 31, 2017 from 3.96% for the comparable prior year period. The cost of interest-bearing liabilities decreased one basis point to 1.06% for the three months ended March 31, 2017 as compared to 1.07% for the three months ended March 31, 2016. The effects of the above on both the net interest spread and net interest margin was a decrease of five basis points to 2.84% and 2.95%, respectively, for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. Included in net interest income was prepayment penalty income from loans for the three months ended March 31, 2017 and 2016 totaling $1.1 million and $2.2 million, respectively, along with recovered interest from non-accrual loans totaling $0.5 million and $0.1 million, respectively. Exclusive of the prepayment penalty income and recovered interest, the net interest margin for the three months ended March 31, 2017 would have been 2.85%, an increase of two basis points, as compared to 2.83% for the three months ended March 31, 2016.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended March 31, 2017 and 2016. No provision was recorded during the three months ended March 31, 2017 due to the Company’s analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the three months ended March 31, 2017, non-performing loans decreased $2.9 million to $18.5 million from $21.4 million at December 31, 2016 and the Bank recorded $18,000 in net charge-offs. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 38.3% at March 31, 2017. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

Non-Interest Income. Non-interest income for the three months ended March 31, 2017 was $3.7 million, an increase of $1.1 million, or 45.2%, from $2.5 million for the three months ended March 31, 2016. The improvement in non-interest income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to an increase of $0.8 million in net gains from life insurance proceeds and a reduction of $0.6 million in net losses from fair value adjustments.

Non-Interest Expense. Non-interest expense was $29.6 million for the three months ended March 31, 2017, an increase of $1.1 million, or 3.7%, from $28.5 million for the three months ended March 31, 2016. The increase in non-interest expense was primarily due to an increase of $0.8 million in salaries and benefits primarily due to annual salary increases and additions in staffing to support the growth of the Bank. The efficiency ratio improved to 63.98% for the three months ended March 31, 2017 from 64.50% for the three months ended March 31, 2016.

Income before Income Taxes. Income before the provision for income taxes increased $2.3 million, or 15.4%, to $17.5 million for the three months ended March 31, 2017 from $15.2 million for the three months ended March 31, 2016, for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2017 was $5.3 million, a decrease of $0.4 million, or 6.4%, from $5.6 million for the comparable prior year period. The decrease was primarily due to a reduction in the effective tax rate to 30.0% for the three months ended March 31, 2017 from 37.0% in the comparable prior year period, partially offset by an increase of $2.3 million in income before the provision for income taxes for the same periods. The decrease in the effective tax rate reflects the impact of a change in the treatment of deductible stock compensation expense from prior years. In prior years the tax impact of deductible stock compensation expense flowed through additional paid-in-capital and did not have an impact on the Company’s effective tax rate, in contrast, in 2017 the impact is passed through the tax provision. Exclusive of the deductible stock compensation expense the effective tax rate for three months ended March 31, 2017 would have been approximately 36.0%.

FINANCIAL CONDITION

Assets. Total assets at March 31, 2017 were $6,231.5 million, an increase of $173.0 million, or 2.9%, from $6,058.5 million at December 31, 2016. Total loans, net increased $138.9 million, or 2.9%, during the three months ended March 31, 2017 to $4,952.4 million from $4,813.5 million at December 31, 2016. Loan originations and purchases were $266.6 million for the three months ended March 31, 2017, an increase of $37.4 million from $229.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full relationship. The loan pipeline totaled $303.1 million at March 31, 2017 compared to $310.9 million at December 31, 2016.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended March 31,
(In thousands)	2017	2016
Multi-family residential (1)	$126,708	$69,643
Commercial real estate (2)	35,732	62,137
One-to-four family – mixed-use property	18,542	18,245
One-to-four family – residential	5,920	9,493
Construction	2,544	1,687
Small Business Administration	641	6,001
Commercial business and other (3)	76,484	62,034
Total	$266,571	$229,240

(1)	Includes purchases of $6.7 million for the three months ended March 31, 2017.
(2)	Includes purchases of $12.0 million for the three months ended March 31, 2016.
(3)	Includes purchases of $8.9 million for the three months ended March 31, 2017.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2017 had an average loan-to-value ratio of 49.7% and an average debt coverage ratio of 176%.

The Bank’s non-performing assets totaled $18.5 million at March 31, 2017, a decrease of $3.4 million from $21.9 million at December 31, 2016. Total non-performing assets as a percentage of total assets were 0.30% at March 31, 2017 compared to 0.36% at December 31, 2016. The ratio of allowance for loan losses to total non-performing loans was 119.8% at March 31, 2017 and 103.8% at December 31, 2016. See – “TROUBLED DEBT RESTRUCTURED AND NON-PERFORMING ASSETS.”

During the three months ended March 31, 2017, mortgage-backed securities increased $21.4 million to $537.9 million from $516.5 million at December 31, 2016. The increase in mortgage-backed securities during the three months ended March 31, 2017 was primarily due to purchases of mortgage-backed securities totaling $40.5 million at an average yield of 2.79%, partially offset by principal repayments of $18.7 million.

During the three months ended March 31, 2017, other securities, including securities held-to-maturity, remained constant at $382.6 million. There were no securities purchased or sold during the three months ended March 31, 2017. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, collateralized loan obligations and corporate bonds.

Liabilities. Total liabilities were $5,706.1 million at March 31, 2017, an increase of $161.4 million, or 2.9%, from $5,544.6 million at December 31, 2016. During the three months ended March 31, 2017, due to depositors increased $183.5 million, or 4.4%, to $4,348.9 million, due to an increase of $143.8 million in non-maturity deposits, and an increase of $39.7 million in certificates of deposit. The increase in non-maturity deposits was due to increases of $124.6 million, $7.8 million, $10.9 million and $0.5 million in NOW, money market, demand and savings accounts, respectively. Borrowed funds decreased $38.7 million during the three months ended March 31, 2017. The decrease in borrowed funds was primarily due to a net decrease in short-term borrowings totaling $68.5 million at an average cost of 0.83% and the maturity of $51.3 million in long-term borrowings at an average cost of 0.95%, which was partially offset by the addition of $80.0 million in long-term borrowings at an average cost of 1.86%.

Equity. Total stockholders’ equity increased $11.5 million, or 2.2%, to $525.4 million at March 31, 2017 from $513.9 million at December 31, 2016. Stockholders’ equity increased primarily due to net income of $12.3 million, the net impact totaling $3.3 million from the vesting and exercising of shares of employee and director stock plans and an increase in other comprehensive income totaling $1.2 million, primarily due to an increase in the fair value of the securities portfolio. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $0.18 per common share totaling $5.2 million. Book value per common share was $18.24 at March 31, 2017 compared to $17.95 at December 31, 2016.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cash flow. During the three months ended March 31, 2017, funds provided by the Company's operating activities amounted to $16.0 million. These funds combined with $157.7 million provided from financing activities were utilized to fund net investing activities of $158.4 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the three months ended March 31, 2017, the net total of loan originations and purchases less loan repayments and sales was $140.2 million. During the three months ended March 31, 2017, the Company also funded $40.6 million in purchases of securities available for sale. During the three months ended March 31, 2017, funds were provided by a net increase in total deposits of $204.9 million and long-term borrowed funds of $80.0 million. Additionally, funds were provided by $18.7 million in proceeds from maturities, sales, calls and prepayments of securities available for sale. In addition to funding loan growth, these funds were used to repay $68.5 million in short-term borrowings and $51.3 million in long-term borrowings. The Company also used funds of $5.2 million and $2.3 million for dividend payments and purchases of treasury stock, respectively, during the three months ended March 31, 2017.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2017. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2017, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2017:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	0.11%	6.40%	12.92%
-100 Basis points	1.54	5.38	11.80
Base interest rate	0.00	0.00	11.56
+100 Basis points	-5.26	-11.91	10.49
+200 Basis points	-11.37	-21.81	9.57

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended
	March 31, 2017				March 31, 2016
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$4,213,482	$44,429	4.22%		$3,839,325	$42,454	4.42%
Other loans, net (1)	654,566	6,456	3.95		550,006	5,104	3.71
Total loans, net	4,868,048	50,885	4.18		4,389,331	47,558	4.33
Taxable securities:
Mortgage-backed
securities	529,942	3,367	2.54		658,764	4,174	2.53
Other securities	239,345	2,072	3.46		229,991	1,745	3.03
Total taxable securities	769,287	5,439	2.83		888,755	5,919	2.66
Tax-exempt securities: (2)
Other securities	146,502	777	2.12		127,355	792	2.49
Total tax-exempt securities	146,502	777	2.12		127,355	792	2.49
Interest-earning deposits
and federal funds sold	89,962	153	0.68		85,273	94	0.44
Total interest-earning
assets	5,873,799	57,254	3.90		5,490,714	54,363	3.96
Other assets	295,049				284,036
Total assets	$6,168,848				$5,774,750

Interest-bearing liabilities:
Deposits:
Savings accounts	$254,255	$307	0.48		$262,443	$298	0.45
NOW accounts	1,568,267	2,207	0.56		1,621,779	1,922	0.47
Money market accounts	860,779	1,499	0.70		457,895	606	0.53
Certificate of deposit
accounts	1,404,730	4,940	1.41		1,404,151	5,121	1.46
Total due to depositors	4,088,031	8,953	0.88		3,746,268	7,947	0.85
Mortgagors' escrow
accounts	54,616	27	0.20		49,947	26	0.21
Total interest-bearing
deposits	4,142,647	8,980	0.87		3,796,215	7,973	0.84
Borrowings	1,111,993	4,885	1.76		1,163,348	5,257	1.81
Total interest-bearing
liabilities	5,254,640	13,865	1.06		4,959,563	13,230	1.07
Non interest-bearing
demand deposits	330,215				273,937
Other liabilities	66,193				61,826
Total liabilities	5,651,048				5,295,326
Equity	517,800				479,424
Total liabilities and
equity	$6,168,848				$5,774,750

Net interest income /
net interest rate spread		$43,389	2.84%			$41,133	2.89%

Net interest-earning assets /
net interest margin	$619,159		2.95%		$531,151		3.00%

Ratio of interest-earning
assets to interest-bearing
liabilities			1.12	X			1.11	X

(1)	Loan interest income, includes interest recovered from non-accrual loans of approximately $0.5 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively and also includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.6 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

LOANS

The following table sets forth the Company’s loan originations (including the net effect of refinancing) and the changes in the Company’s portfolio of loans, including purchases, sales and principal reductions for the periods indicated.

	For the three months ended March 31,
(In thousands)	2017	2016

Mortgage Loans

At beginning of period	$4,187,818	$3,832,914

Mortgage loans originated:
Multi-family residential	119,989	69,643
Commercial real estate	35,732	50,137
One-to-four family – mixed-use property	18,542	18,245
One-to-four family – residential	5,920	9,493
Construction	2,544	1,687
Total mortgage loans originated	182,727	149,205

Mortgage loans purchased:
Multi-family residential	6,719	-
Commercial real estate	-	12,000
Total mortgage loans purchased	6,719	12,000

Less:
Principal and other reductions	79,733	115,335
Sales	1,630	2,304

At end of period	$4,295,901	$3,876,480

Non-Mortgage Loans

At beginning of period	$631,316	$539,697

Other loans originated:
Small Business Administration	641	6,001
Commercial business	67,273	61,620
Other	309	414
Total other loans originated	68,223	68,035

Other loans purchased:
Commercial business	8,902	-
Total other loans purchased	8,902	-

Less:
Principal and other reductions	43,343	37,741
Sales	3,244	3,211

At end of period	$661,854	$566,780

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED (“TDR”) AND NON-PERFORMING ASSETS

Management continues to adhere to the Company’s conservative underwriting standards. At times, the Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Company. See Note 5 of the Notes to the Consolidated Financial Statements “Loans”.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2017	2016
Accrual Status:
Multi-family residential	$2,557	$2,572
Commercial real estate	2,049	2,062
One-to-four family - mixed-use property	1,791	1,800
One-to-four family - residential	586	591
Taxi medallion	9,660	9,735
Commercial business and other	401	420
Total	17,044	17,180

Non-Accrual Status:
Commercial business and other	220	255

Total	220	255

Total performing troubled debt restructured	$17,264	$17,435

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	March 31,	December 31,
(In thousands)	2017	2016
Loans 90 days or more past due
and still accruing:
Commercial real estate	$75	$-
One-to-four family mixed-use property	-	386
Construction	602	-
Total	677	386
Non-accrual mortgage loans:
Multi-family residential	1,354	1,837
Commercial real estate	1,462	1,148
One-to-four family mixed-use property	3,328	4,025
One-to-four family residential	7,847	8,241
Small Business Administration	58	1,886
Taxi medallion	3,771	3,825
Commercial business and other	38	68
Total	17,858	21,030
Total non-performing loans	18,535	21,416
Other non-performing assets:
Real Estate Owned	-	533
Total	-	533

Total non-performing assets	$18,535	$21,949

Non-performing loans to gross loans	0.37%	0.44%
Non-performing assets to total assets	0.30%	0.36%

Included in loans over 90 days past due and still accruing were two loans totaling $0.7 million and two loans totaling $0.4 million at March 31, 2017 and December 31, 2016, respectively, which are past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the loans maturity or repay these loans.

Included in non-performing loans was one loan totaling $0.4 million at March 31, 2017 and December 31, 2016 which was restructured as TDR and not performing in accordance with its restructured terms.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest and considered performing at the periods indicated:

	March 31, 2017		December 31, 2016
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$479	$5,465	$287	$2,575
Commercial real estate	876	2,194	22	3,363
One-to-four family - mixed-use property	636	5,519	762	4,671
One-to-four family - residential	1,350	1,379	-	3,831
Small Business Administration	-	-	-	13
Taxi medallion	-	1,159	-	-
Commercial business and other	731	21	1	22
Total delinquent loans	$4,072	$15,737	$1,072	$14,475

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard or Doubtful. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $71.0 million at March 31, 2017, a decrease of $1.7 million from $72.6 million at December 31, 2016.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following tables sets forth the Bank’s assets designated as Criticized and Classified at the periods indicated:

	At March 31, 2017
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$7,230	$2,742	$-	$-	$9,972
Commercial real estate	639	7,359	-	-	7,998
One-to-four family - mixed-use property	3,446	5,521	-	-	8,967
One-to-four family - residential	2,214	9,980	-	-	12,194
Construction loans	-	602	-	-	602
Small Business Administration	532	116	-	-	648
Taxi medallion	-	18,832	-	-	18,832
Commercial business and other	9,108	2,647	-	-	11,755
Total loans	23,169	47,799	-	-	70,968

Other Real Estate Owned	-	-	-	-	-
Total	$23,169	$47,799	$-	$-	$70,968

	At December 31, 2016
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$7,133	$3,351	$-	$-	$10,484
Commercial real estate	2,941	4,489	-	-	7,430
One-to-four family - mixed-use property	4,197	7,009	-	-	11,206
One-to-four family - residential	1,205	9,399	-	-	10,604
Small Business Administration	540	436	-	-	976
Taxi medallion	2,715	16,228	54	-	18,997
Commercial business and other	9,924	2,493	-	-	12,417
Total loans	28,655	43,405	54	-	72,114

Other Real Estate Owned	-	533	-	-	533
Total	$28,655	$43,938	$54	$-	$72,647

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. Taxi medallion loans with a loan-to-value greater than 100% are classified as impaired and allocated a portion of the allowance for loan losses (“ALL”) in the amount of the excess of the loan-to-value over the loan’s principal balance. At March 31, 2017, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 46.2%.

PART I – FINANCIAL INFORMATIOMTION

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

During the three months ended March 31, 2107, the portion of the ALL related to the loss history declined. Charge-offs recorded in the past twelve quarters were minimal as credit conditions remained stable. The percentage of loans originated prior to 2009, compared to the total loan portfolio, decreased as scheduled amortization and repayments occurred. As disclosed in Note 5 of the Notes to the Consolidated Financial Statements “Loans”, the loans originated prior to 2009 have a higher delinquency and loss rate. These reductions in the ALL were partially offset by an additional allocation to our taxi medallion portfolio coupled with an increase in the outstanding loan balances. The impact from the above and the minimal charge-offs recorded during the three months ended March 31, 2017 resulted in the ALL totaling $22.2 million, unchanged from December 31, 2016. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings to increase the ALL was not warranted. The ALL at March 31, 2017, represented 0.45% of gross loans outstanding as compared to 0.46% of gross loans outstanding at December 31, 2016. The ALL represented 119.8% of non-performing loans at March 31, 2017 compared to 103.8% at December 31, 2016.

As a component of the credit risk assessment, the Bank has established an Asset Classification Committee which carefully evaluates loans which are past due 90 days and/or are classified. The Asset Classification Committee thoroughly assesses the condition and circumstances surrounding each loan meeting the criteria. The Bank also has a Delinquency Committee which evaluates loans meeting specific criteria. The Bank’s loan policy requires loans to be placed into non-accrual status once the loan becomes 90 days delinquent unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future.

Management recommends to the Board of Directors the amount of the ALL quarterly. The Board of Directors approves the ALL.

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2017	2016

Balance at beginning of period	$22,229	$21,535

Provision for loan losses	-	-

Loans charged-off:
Multi-family residential	(14)	(42)
One-to-four family – mixed-use property	(34)	(14)
One-to-four family – residential	-	(66)
Small Business Administration	(65)	-
Taxi medallion	(54)	-
Commercial business and other	(12)	(25)
Total loans charged-off	(179)	(147)

Recoveries:
Multi-family residential	30	13
Commercial real estate	68	-
One-to-four family – mixed-use property	-	187
One-to-four family – residential	-	365
Small Business Administration	39	31
Commercial business and other	24	9
Total recoveries	161	605

Net (charge-offs) recoveries	(18)	458

Balance at end of period	$22,211	$21,993

Ratio of net charge-offs (recoveries) during the period to
average loans outstanding during the period	-%	(0.04)%
Ratio of allowance for loan losses to gross loans at end of period	0.45%	0.49%
Ratio of allowance for loan losses to non-performing
assets at end of period	119.84%	73.54%
Ratio of allowance for loan losses to non-performing
loans at end of period	119.84%	86.92%

PART I – FINANCIAL INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2017:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2017	-	$-	-	495,905
February 1 to February 28, 2017	-	-	-	495,905
March 1 to March 31, 2017	-	-	-	495,905
Total	-	$-	-

During the quarter ended March 31, 2017, the Company did not repurchase any shares of the Company’s common stock. At March 31, 2017, 495,905 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

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

Flushing Financial Corporation,

Dated: May 9, 2017	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 9, 2017	By: /s/Susan K. Cullen
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

59