Form 10-Q
period 2017-06-30
FLUSHING FINANCIAL CORP
filed 2017-08-04
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ___ Non-accelerated filer ___	Accelerated filer X Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___Yes X No

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2017 was 28,803,937.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

	June 30,	December 31,
(Dollars in thousands, except per share data)	2017	2016
ASSETS
Cash and due from banks	$48,539	$35,857
Securities held-to-maturity:
Mortgage-backed securities (none pledged) (fair value of $7,816 at at June 30, 2017)	7,983	-
Other securities (none pledged) (fair value of $22,777 and $35,408 at June 30, 2017 and December 31, 2016, respectively)	24,451	37,735
Securities available for sale:
Mortgage-backed securities (including assets pledged of $89,197 and $145,860 at June 30, 2017 and December 31, 2016, respectively; $1,801 and $2,016 at fair value pursuant to the fair value option at June 30, 2017 and December 31, 2016, respectively)	520,012	516,476
Other securities (including assets pledged of $143,261 and $82,064 at June 30, 2017 and December 31, 2016, respectively; $28,706 and $28,429 at fair value pursuant to the fair value option at June 30, 2017 and December 31, 2016, respectively)	317,693	344,905
Loans held for sale	30,565	-
Loans:
Multi-family residential	2,243,643	2,178,504
Commercial real estate	1,349,634	1,246,132
One-to-four family ― mixed-use property	556,906	558,502
One-to-four family ― residential	181,213	185,767
Co-operative apartments	7,069	7,418
Construction	16,842	11,495
Small Business Administration	10,591	15,198
Taxi medallion	18,303	18,996
Commercial business and other	644,262	597,122
Net unamortized premiums and unearned loan fees	17,217	16,559
Allowance for loan losses	(22,157)	(22,229)
Net loans	5,023,523	4,813,464
Interest and dividends receivable	21,439	20,228
Bank premises and equipment, net	26,592	26,561
Federal Home Loan Bank of New York stock	66,630	59,173
Bank owned life insurance	130,631	132,508
Goodwill	16,127	16,127
Other assets	51,051	55,453
Total assets	$6,285,236	$6,058,487

LIABILITIES
Due to depositors:
Non-interest bearing	$349,302	$333,163
Interest-bearing:
Certificate of deposit accounts	1,332,377	1,372,115
Savings accounts	325,815	254,283
Money market accounts	837,565	843,370
NOW accounts	1,368,441	1,362,484
Total interest-bearing deposits	3,864,198	3,832,252
Mortgagors' escrow deposits	41,303	40,216
Borrowed funds
Federal Home Loan Bank advances	1,317,087	1,159,190
Subordinated Debentures	73,555	73,414
Junior subordinated debentures, at fair value	35,137	33,959
Total borrowed funds	1,425,779	1,266,563
Other liabilities	70,563	72,440
Total liabilities	5,751,145	5,544,634

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June 30, 2017 and December 31, 2016; 28,803,937 shares and 28,632,904 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	315	315
Additional paid-in capital	216,447	214,462
Treasury stock, at average cost (2,726,658 shares and 2,897,691 shares at June 30, 2017 and December 31, 2016, respectively)	(51,483)	(53,754)
Retained earnings	375,388	361,192
Accumulated other comprehensive loss, net of taxes	(6,576)	(8,362)
Total stockholders' equity	534,091	513,853

Total liabilities and stockholders' equity	$6,285,236	$6,058,487

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Interest and dividend income
Interest and fees on loans	$51,631	$48,413	$102,516	$95,971
Interest and dividends on securities:
Interest	6,432	6,510	12,527	13,102
Dividends	123	120	244	239
Other interest income	129	48	282	142
Total interest and dividend income	58,315	55,091	115,569	109,454

Interest expense
Deposits	9,510	8,097	18,490	16,070
Other interest expense	5,188	5,105	10,073	10,362
Total interest expense	14,698	13,202	28,563	26,432

Net interest income	43,617	41,889	87,006	83,022
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	43,617	41,889	87,006	83,022

Non-interest income
Banking services fee income	1,014	973	1,888	1,949
Net gain on sale of securities	-	2,363	-	2,363
Net gain on sale of loans	34	3	244	344
Net gain on sale of buildings	-	33,814	-	33,814
Net loss from fair value adjustments	(1,159)	(1,115)	(1,537)	(2,102)
Federal Home Loan Bank of New York stock dividends	643	582	1,466	1,205
Gain from life insurance proceeds	6	-	1,167	411
Bank owned life insurance	807	694	1,602	1,389
Other income	603	403	807	884
Total non-interest income	1,948	37,717	5,637	40,257

Non-interest expense
Salaries and employee benefits	15,424	13,968	32,528	30,229
Occupancy and equipment	2,654	2,352	5,150	4,722
Professional services	1,919	2,027	3,915	4,177
FDIC deposit insurance	503	940	829	1,844
Data processing	1,321	1,199	2,524	2,290
Depreciation and amortization	1,155	1,062	2,320	2,094
Other real estate owned/foreclosure expense (income)	(96)	405	255	558
Prepayment penalty on borrowings	-	2,082	-	2,082
Other operating expenses	3,185	4,419	8,108	8,955
Total non-interest expense	26,065	28,454	55,629	56,951

Income before income taxes	19,500	51,152	37,014	66,328

Provision for income taxes
Federal	5,576	15,203	10,325	19,950
State and local	1,199	5,514	1,704	6,382
Total taxes	6,775	20,717	12,029	26,332

Net income	$12,725	$30,435	$24,985	$39,996

Basic earnings per common share	$0.44	$1.05	$0.86	$1.38
Diluted earnings per common share	$0.44	$1.05	$0.86	$1.38
Dividends per common share	$0.18	$0.17	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Net income	$12,725	$30,435	$24,985	$39,996

Other comprehensive income, net of tax:
Amortization of actuarial losses, net of taxes of ($64) and ($82) for the three months ended June 30, 2017 and 2016, respectively and of ($128) and ($165) for the six months ended June 30, 2017 and 2016, respectively.	87	110	174	219
Amortization of prior service credits, net of taxes of $5 for each of the three months ended June 30, 2017 and 2016, respectively and $9 and $10 for the six months ended June 30, 2017 and 2016, respectively.	(6)	(7)	(13)	(13)
Reclassification adjustment for net gains included in income, net of taxes of $1,013 for the three and six months ended June 30, 2016.	-	(1,350)	-	(1,350)
Net unrealized gains on securities, net of taxes of ($436) and $2,252 for the three months ended June 30, 2017 and 2016, respectively and of ($1,247) and ($7,280) for the six months ended June 30, 2017 and 2016, respectively.	601	3,024	1,749	9,794
Net unrealized loss on cash flow hedge, net of taxes of $90 for the three and six months ended June 30, 2017.	(124)	-	(124)	-

Total other comprehensive income, net of tax	558	1,777	1,786	8,650

Comprehensive income	$13,283	$32,212	$26,771	$48,646

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,985	$39,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	2,320	2,094
Amortization of premium, net of accretion of discount	3,657	4,099
Net loss from fair value adjustments	1,537	2,102
Net gain from sale of loans	(244)	(344)
Net gain from sale of securities	-	(2,363)
Net gain from sale of buildings	-	(33,814)
Net (gain) loss from sale of OREO	(50)	897
Income from bank owned life insurance	(1,602)	(1,389)
Gain from life insurance proceeds	(1,167)	(411)
Stock-based compensation expense	4,190	3,673
Deferred compensation	(1,930)	(2,629)
Excess tax benefit from stock-based payment arrangements	-	(421)
Deferred income tax provision	1,005	83
(Increase) decrease in other assets	(21)	3,857
Increase in other liabilities	4	16,102
Net cash provided by operating activities	32,684	31,532

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,351)	(1,460)
Net purchases of Federal Home Loan Bank of New York shares	(7,457)	(11,129)
Purchases of securities held-to-maturity	(8,030)	(27,705)
Proceeds from maturities of securities held-to-maturity	13,330	5,475
Purchases of securities available for sale	(40,641)	(61,615)
Proceeds from sales and calls of securities available for sale	27,500	66,996
Proceeds from maturities and prepayments of securities available for sale	38,161	53,856
Proceeds from bank owned life insurance	3,911	2,236
Proceeds from sale of buildings	-	34,332
Net originations of loans	(201,438)	(160,139)
Purchases of loans	(58,431)	(137,994)
Proceeds from sale of real estate owned	583	853
Proceeds from sale of loans	21,575	8,360
Net cash used in investing activities	(213,288)	(227,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	16,139	47,643
Net increase (decrease) in interest-bearing deposits	31,629	(8,448)
Net increase in mortgagors' escrow deposits	1,087	9,061
Net proceeds from short-term borrowed funds	66,500	215,000
Proceeds from long-term borrowings	173,066	150,000
Repayment of long-term borrowings	(82,049)	(190,637)
Purchases of treasury stock	(2,599)	(9,085)
Excess tax benefit from stock-based payment arrangements	-	421
Proceeds from issuance of common stock upon exercise of stock options	-	127
Cash dividends paid	(10,487)	(9,878)
Net cash provided by financing activities	193,286	204,204

Net increase in cash and cash equivalents	12,682	7,802
Cash and cash equivalents, beginning of period	35,857	42,363
Cash and cash equivalents, end of period	$48,539	$50,165

SUPPLEMENTAL CASHFLOW DISCLOSURE
Interest paid	$27,840	$28,250
Income taxes paid	10,646	9,270
Taxes paid if excess tax benefits were not tax deductible	10,646	9,691
Non-cash activities:
Loans transferred to Other Real Estate Owned	-	486
Loans held for investment transferred to loans available for sale	30,565	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2017 and 2016

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$513,853	$315	$214,462	$361,192	$(53,754)	$(8,362)
Net Income	24,985	-	-	24,985	-	-
Award of common shares released from Employee Benefit Trust (111,470 shares)	2,363	-	2,363	-	-	-
Vesting of restricted stock unit awards (258,165 shares)	-	-	(4,562)	(262)	4,824	-
Exercise of stock options (4,400 shares)	-	-	(6)	(40)	46	-
Stock-based compensation expense	4,190	-	4,190	-	-	-
Purchase of treasury shares (10,000 shares)	(278)	-	-	-	(278)	-
Repurchase of shares to satisfy tax obligation (80,303 shares)	(2,321)	-	-	-	(2,321)	-
Dividends on common stock ($0.36 per share)	(10,487)	-	-	(10,487)	-	-
Other comprehensive income	1,786	-	-	-	-	1,786
Balance at June 30, 2017	$534,091	$315	$216,447	$375,388	$(51,483)	$(6,576)

Balance at December 31, 2015	$473,067	$315	$210,652	$316,530	$(48,868)	$(5,562)
Net Income	39,996	-	-	39,996	-	-
Award of common shares released from Employee
Benefit Trust (134,005 shares)	1,912	-	1,912	-	-	-
Vesting of restricted stock unit awards (245,111 shares)	-	-	(4,047)	(396)	4,443	-
Exercise of stock options (27,945 shares)	127	-	2	(34)	159	-
Stock-based compensation expense	3,673	-	3,673	-	-	-
Stock-based income tax benefit	421	-	421	-	-	-
Purchase of treasury shares (378,695 shares)	(7,492)	-	-	-	(7,492)	-
Repurchase of shares to satisfy tax obligation (77,212 shares)	(1,593)	-	-	-	(1,593)	-
Dividends on common stock ($0.34 per share)	(9,878)	-	-	(9,878)	-	-
Other comprehensive income	8,650	-	-	-	-	8,650
Balance at June 30, 2016	$508,883	$315	$212,613	$346,218	$(53,351)	$3,088

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”), a Delaware corporation, is the operation of its wholly owned subsidiary, Flushing Bank (the “Bank”).

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

The Holding Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts. The Trusts are not included in the Company’s consolidated financial statements, as the Company would not absorb the losses of the Trusts if any losses were to occur.

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such presented periods of the Company. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report. All inter-company balances and transactions have been eliminated in consolidation. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income, as reported	$12,725	$30,435	$24,985	$39,996
Divided by:
Weighted average common shares outstanding	29,135	29,022	29,077	29,059
Weighted average common stock equivalents	1	12	3	14
Total weighted average common shares outstanding and common stock equivalents	29,136	29,034	29,080	29,073

Basic earnings per common share	$0.44	$1.05	$0.86	$1.38
Diluted earnings per common share (1)	$0.44	$1.05	$0.86	$1.38
Dividend payout ratio	40.9%	16.2%	41.9%	24.6%

(1)	For the three and six months ended June 30, 2017 and 2016, there were no stock options that were anti-dilutive.

4.              Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities at June 30, 2017 and December 31, 2016. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2017:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$24,451	$22,777	$-	$1,674

Total other securities	24,451	22,777	-	1,674

FNMA	7,983	7,816	-	167

Total mortgage-backed securities	7,983	7,816	-	167
Total	$32,434	$30,593	$-	$1,841

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2016:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$37,735	$35,408	$-	$2,327

Total	$37,735	$35,408	$-	$2,327

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2017:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
Securities available for sale:	(In thousands)
Corporate	$110,000	$103,191	$-	$6,809
Municipals	123,606	126,596	2,990	-
Mutual funds	21,563	21,563	-	-
Collateralized loan obligations	58,379	58,899	520	-
Other	7,444	7,444	-	-
Total other securities	320,992	317,693	3,510	6,809
REMIC and CMO	409,049	408,926	2,248	2,371
GNMA	1,153	1,248	95	-
FNMA	105,011	104,736	540	815
FHLMC	5,131	5,102	24	53
Total mortgage-backed securities	520,344	520,012	2,907	3,239
Total	$841,336	$837,705	$6,417	$10,048

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2016:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
Securities available for sale:	(In thousands)
Corporate	$110,000	$102,910	$-	$7,090
Municipals	124,984	126,903	1,983	64
Mutual funds	21,366	21,366	-	-
Collateralized loan obligations	85,470	86,365	895	-
Other	7,363	7,361	-	2
Total other securities	349,183	344,905	2,878	7,156
REMIC and CMO	402,636	401,370	1,607	2,873
GNMA	1,319	1,427	108	-
FNMA	109,493	108,351	463	1,605
FHLMC	5,378	5,328	35	85
Total mortgage-backed securities	518,826	516,476	2,213	4,563
Total	$868,009	$861,381	$5,091	$11,719

Mortgage-backed securities shown in the table above include one private issue CMO that is collateralized by commercial real estate mortgages with an amortized cost and market value of $0.1 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The corporate securities held by the Company at June 30, 2017 and December 31, 2016 are issued by U.S. banking institutions.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at June 30, 2017 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value
	(In thousands)

Due in one year or less	$2,585	$2,585
Due after ten years	21,866	20,192

Total other securities	24,451	22,777
Mortgage-backed securities	7,983	7,816

Total	$32,434	$30,593

	Amortized
Securities available for sale:	Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	1,751	1,762
Due after five years through ten years	123,872	120,810
Due after ten years	173,806	173,558
Mutual funds	21,563	21,563

Total other securities	320,992	317,693
Mortgage-backed securities	520,344	520,012

Total	$841,336	$837,705

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At June 30, 2017
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

Held-to-maturity securities
Municipals	1	$20,192	$1,674	$20,192	$1,674	$-	$-
Total other securities	1	20,192	1,674	20,192	1,674	-	-

FNMA	1	7,816	167	7,816	167	-	-
Total mortgage-backed securities	1	7,816	167	7,816	167	-	-
Total	2	$28,008	$1,841	$28,008	$1,841	$-	$-

Available for sale securities
Corporate	14	$103,191	$6,809	$9,475	$525	$93,716	$6,284
Total other securities	14	103,191	6,809	9,475	525	93,716	6,284

REMIC and CMO	31	188,993	2,371	176,158	1,815	12,835	556
FNMA	14	52,826	815	47,153	605	5,673	210
FHLMC	1	3,981	53	3,981	53	-	-
Total mortgage-backed securities	46	245,800	3,239	227,292	2,473	18,508	766
Total	60	$348,991	$10,048	$236,767	$2,998	$112,224	$7,050

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	At December 31, 2016
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

Held-to-maturity securities
Municipals	1	$19,538	$2,327	$19,538	$2,327	$-	$-
Total	1	$19,538	$2,327	$19,538	$2,327	$-	$-

Available for sale securities
Corporate	14	$102,910	$7,090	$28,476	$1,524	$74,434	$5,566
Municipals	4	16,047	64	16,047	64	-	-
Other	1	298	2	-	-	298	2
Total other securities	19	119,255	7,156	44,523	1,588	74,732	5,568

REMIC and CMO	35	222,807	2,873	208,827	2,268	13,980	605
FNMA	18	80,924	1,605	74,972	1,250	5,952	355
FHLMC	1	3,993	85	3,993	85	-	-
Total mortgage-backed securities	54	307,724	4,563	287,792	3,603	19,932	960
Total	73	$426,979	$11,719	$332,315	$5,191	$94,664	$6,528

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

The Company reviewed each investment that had an unrealized loss at June 30, 2017 and December 31, 2016. The unrealized losses in FNMA securities held-to-maturity at June 30, 2017 were caused by movements in interest rates. The unrealized losses in municipal securities held-to-maturity at June 30, 2017 and December 31, 2016 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in securities available for sale at June 30, 2017 and December 31, 2016 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold available for sale securities totaling $64.6 million during the three and six months ended June 30, 2016. The Company did not sell any securities available for sale during the three and six months ended June 30, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Gross gains from the sale of securities	$-	$2,370	$-	$2,370
Gross losses from the sale of securities	-	(7)	-	(7)

Net gains from the sale of securities	$-	$2,363	$-	$2,363

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

As of June 30, 2017, we utilized recent third party appraisals of the collateral to measure impairment for $41.9 million, or 82.4%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $8.9 million, or 17.6%, of collateral dependent impaired loans.

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

These restructurings have not included a reduction of principal balance. The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. All loans classified as TDR are considered impaired, however TDR loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status and are not included as part of non-performing loans. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status and reported as non-accrual loans until they have made timely payments for six consecutive months.

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR, which is collateral dependent, the fair value of the collateral. At June 30, 2017, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables shows loans modified and classified as TDR during the periods indicated:

	For the three and six months ended
	June 30, 2017
(Dollars in thousands)	Number	Balance	Modification description

Taxi medallion	5	$4,289	Three received a below market interest rate and a loan amortization extension, while two received an amortization extension.
Total	5	$4,289

	For the three and six months ended
	June 30, 2016
(Dollars in thousands)	Number	Balance	Modification description

One-to-four family - residential	2	$263	Received below market interest rates and amortization extensions.
Commercial business and other	2	739	One received an amortization extension and one received a below market interest rate and an amortization extension.
Total	4	$1,002

The recorded investment of the loans modified and classified as TDR presented in the tables above, were unchanged as there was no principal forgiven in this modification.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30, 2017		December 31, 2016
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	9	$2,546	9	$2,572
Commercial real estate	2	2,037	2	2,062
One-to-four family - mixed-use property	5	1,778	5	1,800
One-to-four family - residential	3	581	3	591
Taxi medallion	17	13,870	12	9,735
Commercial business and other	2	566	2	675

Total performing troubled debt restructured	38	$21,378	33	$17,435

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	June 30, 2017		December 31, 2016
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	1	$383	1	$396

Total troubled debt restructurings that subsequently defaulted	1	$383	1	$396

During the three and six months ended June 30, 2017 and 2016 there were no TDR loans transferred to non-performing status.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the dates indicated:

	June 30,	December 31,
(In thousands)	2017	2016

Loans ninety days or more past due and still accruing:
One-to-four family - mixed-use property	$-	$386
Construction	602	-
Taxi medallion	727	-
Total	1,329	386

Non-accrual mortgage loans:
Multi-family residential	1,537	1,837
Commercial real estate	1,948	1,148
One-to-four family - mixed-use property	2,971	4,025
One-to-four family - residential	7,616	8,241
Total	14,072	15,251

Non-accrual non-mortgage loans:
Small Business Administration	53	1,886
Taxi medallion	-	3,825
Commercial business and other	5	68
Total	58	5,779

Total non-accrual loans	14,130	21,030

Total non-performing loans	$15,459	$21,416

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$433	$476	$848	$948
Less: Interest income included in the results of operations	141	101	268	213
Total foregone interest	$292	$375	$580	$735

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show an age analysis of our recorded investment in loans, including loans past maturity, at the periods indicated:

	June 30, 2017
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$4,380	$417	$1,537	$6,334	$2,237,309	$2,243,643
Commercial real estate	1,106	1,671	1,948	4,725	1,344,909	1,349,634
One-to-four family - mixed-use property	1,807	675	2,971	5,453	551,453	556,906
One-to-four family - residential	789	322	7,426	8,537	172,676	181,213
Co-operative apartments	-	-	-	-	7,069	7,069
Construction loans	-	576	602	1,178	15,664	16,842
Small Business Administration	-	-	-	-	10,591	10,591
Taxi medallion	-	-	727	727	17,576	18,303
Commercial business and other	4	-	5	9	644,253	644,262
Total	$8,086	$3,661	$15,216	$26,963	$5,001,500	$5,028,463

	December 31, 2016
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$2,575	$287	$1,837	$4,699	$2,173,805	$2,178,504
Commercial real estate	3,363	22	1,148	4,533	1,241,599	1,246,132
One-to-four family - mixed-use property	4,671	762	4,411	9,844	548,658	558,502
One-to-four family - residential	3,831	194	8,047	12,072	173,695	185,767
Co-operative apartments	-	-	-	-	7,418	7,418
Construction loans	-	-	-	-	11,495	11,495
Small Business Administration	13	-	1,814	1,827	13,371	15,198
Taxi medallion	-	-	3,825	3,825	15,171	18,996
Commercial business and other	22	1	-	23	597,099	597,122
Total	$14,475	$1,266	$21,082	$36,823	$4,782,311	$4,819,134

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

June 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,907	$4,485	$2,691	$979	$94	$315	$2,213	$4,712	$815	$22,211
Charge-off's	(148)	(4)	(1)	(170)	-	(24)	-	(3)	-	(350)
Recoveries	201	-	68	-	-	10	-	17	-	296
Provision (Benefit)	(43)	207	(190)	181	36	5	117	(58)	(255)	-
Ending balance	$5,917	$4,688	$2,568	$990	$130	$306	$2,330	$4,668	$560	$22,157

June 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,298	$4,201	$3,507	$1,042	$55	$269	$335	$4,591	$1,695	$21,993
Charge-off's	(23)	-	(54)	(8)	-	(1)	-	(15)	-	(101)
Recoveries	206	-	18	1	-	43	-	38	-	306
Provision (Benefit)	(304)	244	(145)	9	20	263	707	55	(849)	-
Ending balance	$6,177	$4,445	$3,326	$1,044	$75	$574	$1,042	$4,669	$846	$22,198

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the six month periods indicated:

June 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(162)	(4)	(35)	(170)	-	(89)	(54)	(15)	-	(529)
Recoveries	231	68	68	-	-	49	-	41	-	457
Provision (Benefit)	(75)	137	(368)	145	38	(135)	141	150	(33)	-
Ending balance	$5,917	$4,688	$2,568	$990	$130	$306	$2,330	$4,668	$560	$22,157

June 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(65)	-	(68)	(74)	-	(1)	-	(40)	-	(248)
Recoveries	219	-	205	366	-	74	-	47	-	911
Provision (Benefit)	(695)	206	(1,038)	(475)	25	239	699	193	846	-
Ending balance	$6,177	$4,445	$3,326	$1,044	$75	$574	$1,042	$4,669	$846	$22,198

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

June 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed- use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,243,643	$1,349,634	$556,906	$181,213	$7,069	$16,842	$10,591	$18,303	$644,262	$-	$5,028,463
Ending balance: individually evaluated for impairment	$5,102	$7,552	$6,708	$10,806	$-	$602	$150	$18,303	$2,508	$-	$51,731
Ending balance: collectively evaluated for impairment	$2,238,541	$1,342,082	$550,198	$170,407	$7,069	$16,240	$10,441	$-	$641,754	$-	$4,976,732

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$328	$157	$214	$57	$-	$-	$-	$2,330	$9	$-	$3,095
Ending balance: collectively evaluated for impairment	$5,589	$4,531	$2,354	$933	$-	$130	$306	$-	$4,659	$560	$19,062

December 31, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed- use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,178,504	$1,246,132	$558,502	$185,767	$7,418	$11,495	$15,198	$18,996	$597,122	$-	$4,819,134
Ending balance: individually evaluated for impairment	$5,923	$6,551	$8,809	$9,989	$-	$-	$1,937	$16,282	$2,492	$-	$51,983
Ending balance: collectively evaluated for impairment	$2,172,581	$1,239,581	$549,693	$175,778	$7,418	$11,495	$13,261	$2,714	$594,630	$-	$4,767,151

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$232	$179	$417	$60	$-	$-	$90	$2,236	$12	$-	$3,226
Ending balance: collectively evaluated for impairment	$5,691	$4,308	$2,486	$955	$-	$92	$391	$7	$4,480	$593	$19,003

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the dates indicated:

	June 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,412	$2,695	$-	$3,660	$3,796	$-
Commercial real estate	5,516	5,543	-	4,489	4,516	-
One-to-four family mixed-use property	5,459	5,833	-	6,435	6,872	-
One-to-four family residential	10,384	11,649	-	9,560	11,117	-
Construction	602	602	-	-	-	-
Non-mortgage loans:
Small Business Administration	150	236	-	416	509	-
Taxi medallion	3,746	3,746	-	2,334	2,476	-
Commercial business and other	2,127	2,496	-	2,072	2,443	-

Total loans with no related allowance recorded	30,396	32,800	-	28,966	31,729	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,690	2,705	328	2,263	2,263	232
Commercial real estate	2,036	2,037	157	2,062	2,062	179
One-to-four family mixed-use property	1,249	1,249	214	2,374	2,376	417
One-to-four family residential	422	422	57	429	429	60
Non-mortgage loans:
Small Business Administration	-	-	-	1,521	1,909	90
Taxi medallion	14,557	14,557	2,330	13,948	13,948	2,236
Commercial business and other	381	381	9	420	420	12

Total loans with an allowance recorded	21,335	21,351	3,095	23,017	23,407	3,226

Total Impaired Loans:
Total mortgage loans	$30,770	$32,735	$756	$31,272	$33,431	$888

Total non-mortgage loans	$20,961	$21,416	$2,339	$20,711	$21,705	$2,338

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended:

	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,730	$22	$5,920	$33
Commercial real estate	6,438	59	5,077	45
One-to-four family mixed-use property	5,560	41	8,928	41
One-to-four family residential	10,263	30	10,649	25
Construction	602	-	570	7
Non-mortgage loans:
Small Business Administration	160	2	257	3
Taxi medallion	4,352	25	-	-
Commercial business and other	2,187	43	2,313	46

Total loans with no related allowance recorded	32,292	222	33,714	200

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,471	50	2,289	29
Commercial real estate	2,043	24	2,222	24
One-to-four family mixed-use property	1,450	16	2,617	34
One-to-four family residential	424	4	389	4
Non-mortgage loans:
Small Business Administration	-	-	413	10
Taxi medallion	14,216	50	4,237	44
Commercial business and other	391	6	1,225	7

Total loans with an allowance recorded	20,995	150	13,392	152

Total Impaired Loans:
Total mortgage loans	$31,981	$246	$38,661	$242

Total non-mortgage loans	$21,306	$126	$8,445	$110

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the six months ended:

	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,040	$45	$5,861	$67
Commercial real estate	5,788	154	4,655	90
One-to-four family mixed-use property	5,851	78	9,313	88
One-to-four family residential	10,028	56	11,184	52
Construction	401	7	713	14
Non-mortgage loans:
Small Business Administration	245	4	263	6
Taxi medallion	3,679	55	-	-
Commercial business and other	2,148	87	2,436	93

Total loans with no related allowance recorded	31,180	486	34,425	410

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,401	79	2,294	58
Commercial real estate	2,049	48	2,272	49
One-to-four family mixed-use property	1,758	34	2,660	68
One-to-four family residential	425	8	373	7
Non-mortgage loans:
Small Business Administration	507	-	287	19
Taxi medallion	14,126	93	3,531	88
Commercial business and other	401	12	1,494	14

Total loans with an allowance recorded	21,667	274	12,911	303

Total Impaired Loans:
Total mortgage loans	$31,741	$509	$39,325	$493

Total non-mortgage loans	$21,106	$251	$8,011	$220

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans.” If a loan does not fall within one of the previous mentioned categories, then the loan would be considered “Pass.” These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as loss, as loans that are designated as Loss are charged-off. Loans that are non-accrual are designated as Substandard, Doubtful or Loss. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the dates indicated:

	June 30, 2017
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$8,312	$2,554	$-	$-	$10,866
Commercial real estate	2,295	5,516	-	-	7,811
One-to-four family - mixed-use property	3,050	4,929	-	-	7,979
One-to-four family - residential	843	10,225	-	-	11,068
Construction loans	576	602	-	-	1,178
Small Business Administration	525	107	-	-	632
Taxi medallion	-	18,303	-	-	18,303
Commercial business and other	8,772	2,508	-	-	11,280
Total loans	$24,373	$44,744	$-	$-	$69,117

	December 31, 2016
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$7,133	$3,351	$-	$-	$10,484
Commercial real estate	2,941	4,489	-	-	7,430
One-to-four family - mixed-use property	4,197	7,009	-	-	11,206
One-to-four family - residential	1,205	9,399	-	-	10,604
Small Business Administration	540	436	-	-	976
Taxi medallion	2,715	16,228	54	-	18,997
Commercial business and other	9,924	2,493	-	-	12,417
Total loans	$28,655	$43,405	$54	$-	$72,114

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $77.1 million and $243.0 million, respectively, at June 30, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.             Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. The Bank had $30.6 million in loans held for sale at June 30, 2017. The Bank did not have any loans held for sale at December 31, 2016.

The Bank has implemented a strategy of selling certain delinquent and non-performing loans. Once the Bank has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. For delinquent and non-performing loan sales, terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Bank and servicing is released to the buyer.

The following tables show delinquent and non-performing loans sold during the period indicated:

	For the three months ended
	June 30, 2017
			Net (charge-offs)
(Dollars in thousands)	Loans sold	Proceeds	recoveries	Net gain

Commercial real estate	1	$335	$(4)	$-

Total (1)	1	$335	$(4)	$-

	For the three months ended
	June 30, 2016
			Net (charge-offs)
(Dollars in thousands)	Loans sold	Proceeds	recoveries	Net gain

Multi-family residential	3	$1,174	$(8)	$-
One-to-four family - mixed-use property	3	1,271	-	3

Total	6	$2,445	$(8)	$3

	For the six months ended
	June 30, 2017
			Net (charge-offs)
(Dollars in thousands)	Loans sold	Proceeds	recoveries	Net gain

One-to-four family - mixed-use property	5	$1,790	$(33)	$28
Commercial real estate	1	335	(4)	-

Total (2)	6	$2,125	$(37)	$28

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended
	June 30, 2016
			Net (charge-offs)
(Dollars in thousands)	Loans sold	Proceeds	recoveries	Net gain

Multi-family residential	6	$2,049	$(8)	$2
Commercial real estate	2	192	-	-
One-to-four family - mixed-use property	7	2,585	-	23

Total (3)	15	$4,826	$(8)	$25

(1)	Does not include the sale of four performing Small Business Administration loans for proceeds totaling $1.5 million, resulting in a net gain totaling $69,000 and the sale of a participating interest in seven mortgage loans for proceeds totaling $14.5 million, resulting in a net loss of $35,000 during the three months ended June 30, 2017.

(2)	Does not include the sale of seven performing Small Business Administration loans for proceeds totaling $4.9 million, resulting in a net gain totaling $250,000 and the sale of a participating interest in seven mortgage loans for proceeds totaling $14.5 million, resulting in a net loss of $35,000 during the six months ended June 30, 2017.

(3)	Does not include the sale of six performing Small Business Administration loans for proceeds totaling $3.5 million during the six months ended June 30, 2016. These loans were sold for a net gain of $0.3 million.

7.                  Other Real Estate Owned

The following are changes in OREO during the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Balance at beginning of period	$-	$4,602	$533	$4,932
Acquisitions	-	-	-	486
Write-down of carrying value	-	(934)	-	(934)
Sales	-	-	(533)	(816)

Balance at end of period (1)	$-	$3,668	$-	$3,668

(1)	OREO are included in other assets on the Company’s Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the gross gains and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Gross gains	$-	$-	$50	$37
Write-down of carrying value	-	(934)	-	(934)

Total net loss (gain)	$-	$(934)	$50	$(897)

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure or an in-substance repossession. During the three and six months ended June 30, 2017, we did not foreclose on any consumer mortgages through in-substance repossession. We did not hold any foreclosed residential real estate properties at June 30, 2017. At December 31, 2016, we held one foreclosed residential real estate property for $0.5 million. Included within net loans as of June 30, 2017 and December 31, 2016 was a recorded investment of $9.9 million and $11.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

8.             Stock-Based Compensation

For the three months ended June 30, 2017 and 2016, the Company’s net income, as reported, includes $1.0 million and $0.6 million, respectively, of stock-based compensation costs and $0.4 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans in each of the periods. For the six months ended June 30, 2017 and 2016, the Company’s net income, as reported, includes $4.1 million and $3.6 million, respectively, of stock-based compensation costs and $1.2 million and $1.4 million, respectively, of income tax benefits related to the stock-based compensation plans. The Company did not issue any restricted stock units during the three months ended June 30, 2017 and 2016. During the six months ended June 30, 2017 and 2016, the Company granted 276,900 and 337,175 restricted stock units, respectively. The Company has not granted stock options since 2009. At June 30, 2017, the Company had 1,200 stock options, all 100% vested, outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminates, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 944,676 shares are available for future issuance under the 2014 Omnibus Plan at June 30, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s restricted stock unit (“RSU”) awards at or for the six months ended June 30, 2017:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2016	488,779	$18.99
Granted	276,900	28.21
Vested	(244,272)	21.93
Forfeited	(21,360)	23.30
Non-vested at June 30, 2017	500,047	$22.48

Vested but unissued at June 30, 2017	270,017	$22.33

As of June 30, 2017, there was $9.7 million of total unrecognized compensation cost related to RSU awards granted. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of awards vested for the three months ended June 30, 2017 was $40,000. No awards vested during the three months ended June 30, 2016. The total fair value of awards vested for the six months ended June 30, 2017 and 2016 was $7.0 million and $4.8 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three and six months ended June 30, 2017 and 2016 are provided in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Proceeds from stock options exercised	$-	$109	$-	$127
Fair value of shares received upon exercise of stock options	37	22	37	350
Tax benefit (expense) related to stock options exercised	39	14	39	(2)
Intrinsic value of stock options exercised	96	69	96	112

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2017:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2016	89,339	$29.39
Granted	7,356	27.25
Forfeited	(10)	28.95
Distributions	(206)	28.93
Outstanding at June 30, 2017	96,479	$28.19
Vested at June 30, 2017	96,146	$28.19

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $144,000 and ($139,000) for the three months ended June 30, 2017 and 2016, respectively. The total fair value of the distributions from the Phantom Stock Plan was less than $1,000 for the three months ended June 30, 2017. There were no distributions for the three months ended June 30, 2016.

For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation benefit for the Phantom Stock Plan of $66,000 and $109,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the six months ended June 30, 2017 and 2016 was $6,000 and $28,000, respectively.

9.             Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Employee Pension Plan:
Interest cost	$216	$226	$432	$452
Amortization of unrecognized loss	174	201	348	402
Expected return on plan assets	(348)	(348)	(696)	(696)
Net employee pension expense	$42	$79	$84	$158

Outside Director Pension Plan:
Service cost	$10	$11	$20	$22
Interest cost	23	24	46	48
Amortization of unrecognized gain	(23)	(21)	(46)	(42)
Amortization of past service liability	10	10	20	20
Net outside director pension expense	$20	$24	$40	$48

Other Postretirement Benefit Plans:
Service cost	$79	$90	$158	$180
Interest cost	76	80	152	160
Amortization of unrecognized loss	-	12	-	24
Amortization of past service credit	(21)	(22)	(42)	(43)
Net other postretirement expense	$134	$160	$268	$321

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2016 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2017. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2017, the Company has contributed $72,000 to the Outside Director Pension Plan and $41,000 to the Other Postretirement Benefit Plans. As of June 30, 2017, the Company has not revised its expected contributions for the year ending December 31, 2017.

10.             Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2017, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.5 million and $35.1 million, respectively. At December 31, 2016, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.4 million and $34.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the six months ended June 30, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(Dollars in thousands)	2017	2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Mortgage-backed securities	$1,801	$2,016	$(3)	$(3)	$(10)	$2
Other securities	28,706	28,429	112	90	144	186
Junior subordinated debentures	35,137	33,959	(595)	492	(1,165)	1,546
Net gain (loss) from fair value adjustments (1) (2)			$(486)	$579	$(1,031)	$1,734

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $0.7 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, from the change in the fair value of interest rate swaps.

(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $0.5 million and $3.8 million for the six months ended June 30, 2017 and 2016, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2017 and December 31, 2016. The fair value of borrowed funds includes accrued interest payable of $0.2 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at June 30, 2017 and December 31, 2016.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2017 and December 31, 2016, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2017 and December 31, 2016, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and a single issuer trust preferred security.

The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. While the Company believes, its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies, assumptions and models to determine fair value of certain financial instruments could produce different estimates of fair value at the reporting date.

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at June 30, 2017 and December 31, 2016:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$520,012	$516,476	$-	$-	$520,012	$516,476
Other securities	-	-	310,249	337,544	7,444	7,361	317,693	344,905
Interest rate swaps	-	-	5,648	6,350	-	-	5,648	6,350

Total assets	$-	$-	$835,909	$860,370	$7,444	$7,361	$843,353	$867,731

Liabilities:
Junior subordinated debentures	$-	$-	$-	$-	$35,137	$33,959	$35,137	$33,959
Interest rate swaps	-	-	4,624	3,386	-	-	4,624	3,386

Total liabilities	$-	$-	$4,624	$3,386	$35,137	$33,959	$39,761	$37,345

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	June 30, 2017		June 30, 2016
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)

Beginning balance	$7,394	$34,536	$7,150	$27,977
Net gain from fair value adjustment of financial assets (1)	48	-	15	-
Net loss (gain) from fair value adjustment of financial liabilities (1)	-	594	-	(491)
Decrease in accrued interest payable	-	7	-	(1)
Change in unrealized gains included in other comprehensive income	2	-	2	-
Ending balance	$7,444	$35,137	$7,167	$27,485

Changes in unrealized gains held at period end	$2	$-	$2	$-

	For the six months ended
	June 30, 2017		June 30, 2016
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)

Beginning balance	$7,361	$33,959	$7,212	$29,018
Net gain (loss) from fair value adjustment of financial assets (1)	81	-	(45)	-
Net loss (gain) from fair value adjustment of financial liabilities (1)	-	1,165	-	(1,547)
Increase in accrued interest payable	-	13	-	14
Change in unrealized gains included in other comprehensive income	2	-	-	-
Ending balance	$7,444	$35,137	$7,167	$27,485

Changes in unrealized gains held at period end	$2	$-	$-	$-

(1)	These totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

During the three and six months ended June 30, 2017 and 2016, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2017

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,444	Discounted cash flows	Discount rate	6.0%	-	6.9%	6.8%

Liabilities:

Junior subordinated debentures	$35,137	Discounted cash flows	Discount rate		6.0%		6.0%

	December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,361	Discounted cash flows	Discount rate	6.3%	-	7.1%	7.0%

Liabilities:

Junior subordinated debentures	$33,959	Discounted cash flows	Discount rate		6.3%		6.3%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2017 and December 31, 2016, is the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value at June 30, 2017 and December 31, 2016:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$14,418	$14,968	$14,418	$14,968
Other real estate owned	-	-	-	-	-	533	-	533

Total assets	$-	$-	$-	$-	$14,418	$15,501	$14,418	$15,501

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the dates indicated:

	At June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$1,773	Income approach	Capitalization rate	6.0%	to	7.5%	6.8%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$7,674	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-40.0%	to	16.2%	-2.0%
			Reduction for planned expedited disposal	0%	to	15.0%	7.7%

Impaired loans	$4,971	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	25.0%	-1.6%
			Capitalization rate	5.0%	to	9.8%	7.4%
			Reduction planned for expedited disposal	14.5%	to	15.0%	15.0%

	At December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$2,007	Income approach	Capitalization rate	6.0%	to	7.5%	7.0%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$8,703	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-40.0%	to	16.2%	-1.5%
			Reduction for planned expedited disposal	0%	to	15.0%	7.7%

Impaired loans	$4,258	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-0.6%
			Capitalization rate	5.3%	to	9.5%	7.2%
			Reduction planned for expedited disposal		15.0%		15.0%

Other real estate owned	$533	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	3.3%	to	18.6%	11.0%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.

The methods and assumptions used to estimate fair value at June 30, 2017 and December 31, 2016 are as follows:

Cash and Due from Banks, Overnight Interest-Earning Deposits and Federal Funds Sold:

The fair values of financial instruments that are short-term or reprice frequently and have little or no risk are considered to have a fair value that approximates carrying value.

FHLB-NY stock:

The fair value is based upon the par value of the stock, which equals its carrying value.

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

Loans held for sale:

The fair value of non-performing loans held for sale is estimated through a negotiated sales price.

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

Other Financial Instruments:

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable). At June 30, 2017 and December 31, 2016, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$48,539	48,539	$48,539	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,983	7,816	-	7,816	-
Other securities	24,451	22,777	-	-	22,777
Securities available for sale
Mortgage-backed securities	520,012	520,012	-	520,012	-
Other securities	317,693	317,693	-	310,249	7,444
Loans held for sale	30,565	30,565			30,565
Loans	5,045,680	5,021,555	-	-	5,021,555
FHLB-NY stock	66,630	66,630	-	66,630	-
Accrued interest receivable	21,439	21,439	-	21,439	-
Interest rate swaps	5,648	5,648	-	5,648	-

Total assets	$6,088,640	$6,062,674	$48,539	$931,794	$5,082,341

Liabilities:
Deposits	$4,254,803	$4,256,788	$2,922,426	$1,334,362	$-
Borrowings	1,425,779	1,422,040	-	1,386,903	35,137
Accrued interest payable	2,587	2,587	-	2,587	-
Interest rate swaps	4,624	4,624	-	4,624	-

Total liabilities	$5,687,793	$5,686,039	$2,922,426	$2,728,476	$35,137

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

11.             Derivative Financial Instruments

At June 30, 2017 and December 31, 2016, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at June 30, 2017 and December 31, 2016; 2) mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $277.7 million and $235.4 million at June 30, 2017 and December 31, 2016, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $50.0 million at June 30, 2017.

At June 30, 2017, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges. At December 31, 2016, we held fair value hedges and certain derivatives not designated as hedges.

The Company’s derivative instruments are carried at fair value in the Company’s financial statements as part of Other Assets for derivatives with positive fair values and Other Liabilities for derivatives with negative fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies and has been designated as a hedge for accounting purposes, and further, by the type of hedging relationship.

At June 30, 2017 and December 31, 2016, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At June 30, 2017 and December 31, 2016, derivatives with a combined notional amount of $259.4 million and $217.1 million were designated as fair value hedges. At June 30, 2017, derivatives with a combined notional amount of $50.0 million were designated as cash flow hedges. At December 31, 2016, the Company did not have any cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax, but the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	June 30, 2017		December 31, 2016
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)

Interest rate swaps (fair value hedge)	$174,210	$5,648	$182,177	$6,350
Interest rate swaps (fair value hedge)	85,216	(1,421)	34,916	(658)
Interest rate swaps (non-hedge)	36,321	(2,989)	36,321	(2,728)
Interest rate swaps (cash flow hedge)	50,000	(214)	-	-
Total derivatives	$345,747	$1,024	$253,414	$2,964

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Financial Derivatives:
Interest rate swaps (non-hedge)	$(493)	$(1,319)	$(260)	$(3,421)
Interest rate swaps (fair value hedge)	(180)	(375)	(246)	(415)
Net loss (1)	$(673)	$(1,694)	$(506)	$(3,836)

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

During the three months and six months ended June 30, 2017 and 2016, the Company did not record any hedge ineffectiveness.

The Company’s interest rate swaps are subject to master netting arrangements between the Company and its two designated counterparties. The Company has not made a policy election to offset its derivative positions.

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2017
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$5,648	$-	$5,648	$-	$-	$5,648

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$4,624	$-	$4,624	$2,023	$-	$2,601

	December 31, 2016
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$6,350	$-	$6,350	$-	$2,964	$3,386

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$3,386	$-	$3,386	$-	$-	$3,386

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

Income tax provisions are summarized as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2017	2016	2017	2016
Federal:
Current	$6,653	$16,228	$9,605	$19,888
Deferred	(1,077)	(1,025)	720	62
Total federal tax provision	5,576	15,203	10,325	19,950
State and Local:
Current	1,618	5,976	1,419	6,361
Deferred	(419)	(462)	285	21
Total state and local tax provision	1,199	5,514	1,704	6,382

Total income tax provision	$6,775	$20,717	$12,029	$26,332

The effective tax rate was 34.7% and 40.5% for the three months ended June 30, 2017 and 2016, respectively, and 32.5% and 39.7% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate reflects the impact of a change in the treatment of deductible stock compensation expense from prior periods. In prior periods the tax impact of deductible stock compensation expense flowed through additional paid-in-capital and did not have an impact on the Company’s effective tax rate, in contrast, in 2017 the impact is passed through the provision for income taxes. Additionally, the effective tax rate for 2016 reflects the reduced impact of preferential tax items, because of the gain on sale on one of our properties in Flushing, Queens recorded during the three months ended June 30, 2016.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months				For the six months
	ended June 30,				ended June 30,
(dollars in thousands)	2017		2016		2017		2016

Taxes at federal statutory rate	$6,825	35.0%	$17,903	35.0%	$12,955	35.0%	$23,215	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	780	4.0	3,584	7.0	1,108	3.0	4,148	6.3
Other	(830)	(4.3)	(770)	(1.5)	(2,034)	(5.5)	(1,031)	(1.6)
Taxes at effective rate	$6,775	34.7%	$20,717	40.5%	$12,029	32.5%	$26,332	39.7%

The Company has recorded a deferred tax asset of $32.4 million at June 30, 2017, which is included in “Other Assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $16.9 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at June 30, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.             Accumulated Other Comprehensive Loss:

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended June 30, 2017:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on
	Available for Sale	Cash flow	Defined Benefit
	Securities	Hedges	Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(2,711)	$-	$(4,423)	$(7,134)
Other comprehensive income before reclassifications, net of tax	601	(124)	-	$477

Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	81	81

Net current period other comprehensive income, net of tax	601	(124)	81	558

Ending balance, net of tax	$(2,110)	$(124)	$(4,342)	$(6,576)

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended June 30, 2016:

	Unrealized Gains
	(Losses) on
	Available for Sale	Defined Benefit
	Securities	Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$6,249	$(4,938)	$1,311
Other comprehensive income before reclassifications, net of tax	3,024	-	$3,024

Amounts reclassified from accumulated other comprehensive income, net of tax	(1,350)	103	(1,247)

Net current period other comprehensive income, net of tax	1,674	103	1,777

Ending balance, net of tax	$7,923	$(4,835)	$3,088

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2017:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on
	Available for Sale	Cash flow	Defined Benefit
	Securities	Hedges	Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(3,859)	$-	$(4,503)	$(8,362)
Other comprehensive income before reclassifications, net of tax	1,749	(124)	-	$1,625

Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	161	161

Net current period other comprehensive income, net of tax	1,749	(124)	161	1,786

Ending balance, net of tax	$(2,110)	$(124)	$(4,342)	$(6,576)

The following table sets forth the changes in accumulated other comprehensive income by component for the six months ended June 30, 2016:

	Unrealized Gains
	(Losses) on
	Available for Sale	Defined Benefit
	Securities	Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income before reclassifications, net of tax	9,794	-	$9,794

Amounts reclassified from accumulated other comprehensive income, net of tax	(1,350)	206	(1,144)

Net current period other comprehensive income, net of tax	8,444	206	8,650

Ending balance, net of tax	$7,923	$(4,835)	$3,088

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive loss by component for the periods indicated:

For the three months ended June 30, 2017

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss	Where Net Income is Presented
(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(151) (1)	Other operating expense
Prior service credits	11 (1)	Other operating expense
	(140)	Total before tax
	59	Tax benefit
	$(81)	Net of tax

For the three months ended June 30, 2016

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss	Where Net Income is Presented
(In thousands)
Unrealized gains on available for sale securities:	$2,363	Net gain on sale of securities
	(1,013)	Tax expense
	$1,350	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(192) (1)	Other operating expense
Prior service credits	12 (1)	Other operating expense
	(180)	Total before tax
	77	Tax benefit
	$(103)	Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2017

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss	Where Net Income is Presented
(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(302) (1)	Other operating expense
Prior service credits	22 (1)	Other operating expense
	(280)	Total before tax
	119	Tax benefit
	$(161)	Net of tax

For the six months ended June 30, 2016

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss	Where Net Income is Presented
(In thousands)

Unrealized gains on available for sale securities:	$2,363	Net gain on sale of securities
	(1,013)	Tax expense
	$1,350	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(384) (1)	Other operating expense
Prior service credits	23 (1)	Other operating expense
	(361)	Total before tax
	155	Tax benefit
	$(206)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.             Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of June 30, 2017, the Bank continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2017 is 1.25% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at June 30, 2017 was 6.1%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$624,074	10.04%	$607,033	10.12%
Requirement to be well capitalized	310,889	5.00	299,848	5.00
Excess	313,185	5.04	307,185	5.12

Common Equity Tier I risk-based capital:
Capital level	$624,074	13.58%	$607,033	14.12%
Requirement to be well capitalized	298,648	6.50	279,443	6.50
Excess	325,426	7.08	327,590	7.62

Tier 1 risk-based capital:
Capital level	$624,074	13.58%	$607,033	14.12%
Requirement to be well capitalized	367,567	8.00	343,930	8.00
Excess	256,507	5.58	263,103	6.12

Total risk-based capital:
Capital level	$646,231	14.07%	$629,262	14.64%
Requirement to be well capitalized	459,459	10.00	429,913	10.00
Excess	186,772	4.07	199,349	4.64

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2017, the Holding Company continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. The CCB for the Holding Company at June 30, 2017 was 6.2%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$558,756	9.00%	$539,228	9.00%
Requirement to be well capitalized	310,554	5.00	299,654	5.00
Excess	248,202	4.00	239,574	4.00

Common Equity Tier I risk-based capital:
Capital level	$524,830	11.43%	$506,432	11.79%
Requirement to be well capitalized	298,350	6.50	279,121	6.50
Excess	226,480	4.93	227,311	5.29

Tier 1 risk-based capital:
Capital level	$558,756	12.17%	$539,228	12.56%
Requirement to be well capitalized	367,199	8.00	343,534	8.00
Excess	191,557	4.17	195,694	4.56

Total risk-based capital:
Capital level	$655,913	14.29%	$636,457	14.82%
Requirement to be well capitalized	458,999	10.00	429,417	10.00
Excess	196,914	4.29	207,040	4.82

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

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Bank. On February 28, 2013, the Bank converted to a full-service New York State chartered commercial bank with its primary regulator being the New York State Department of Financial Services, and its primary federal regulator being the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for multi-family properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	increase core deposits and continue to improve funding mix to manage funding costs;

•	increase net interest income by leveraging loan pricing opportunities and portfolio mix;

•	enhance earnings by improving scalability and efficiency;

•	manage credit risk;

•	maintain well capitalized levels under all stress test scenarios;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens; and

•	manage enterprise-wide risk.

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

The results for the six months ended June 30, 2017 were driven by record net interest income and our continued discipline regarding non-interest expense. Credit quality continued to improve, as non-performing assets decreased 29.6% to $15.5 million at June 30, 2017 from $21.9 million at December 31, 2016 and net charge-offs totaled $72,000 for the six months ended June 30, 2017.

Loan originations and purchases for the six months ended June 30, 2017 totaled $527.7 million, with multi-family real estate, commercial real estate and commercial business loans accounting for 90.5% of originations and purchases. The yield on loan production increased 19 basis points to 4.04% for the three months ended June 30, 2017, from 3.85% for the three months ended March 31, 2017 and increased 33 basis points from 3.71% for the comparable quarter of 2016. Our total loan portfolio, including loans held for sale, grew 5.0% for the six months ended June 30, 2017, as we focus our origination efforts on higher yielding loans that meet our strong underwriting standards rather than purely on loan volume. Loan applications in process strengthened to $279.1 million at June 30, 2017, compared to $303.1 million at March 31, 2017 and $329.8 million at June 30, 2016.

As a result of recent rate increases by the Federal Reserve, we are starting to experience some rate pressure on the liability side of the balance sheet. The cost of interest-bearing liabilities increased six basis points to 1.11% for the three months ended June 30, 2017, from 1.05% for the comparable prior year period. The increase was partly due to the Bank raising the rate we pay on some of our deposit products to stay competitive within our market and partly due to the funding mix, as the seasonal outflows in government deposits, which we anticipate returning in the fourth quarter, were replaced by slightly more expensive borrowed funds.

Our net interest margin for the three months ended June 30, 2017 was 2.95%, unchanged from the trailing quarter but a decrease of four basis points from the comparable prior year period. Included in net interest income was prepayment penalty income from loans, recovered interest from non-accrual loans and accelerated accretion of discount upon the call of CLO securities. Absent these items in all periods, the net interest margin for the three months ended June 30, 2017 would have decreased two basis points to 2.83% for the three months ended June 30, 2017 from 2.85% for the three months ended March 31, 2017.

The Bank and Company are subject to the same regulatory capital requirements. See Note 14 of the Notes to the Consolidated Financial Statements “Regulatory Capital”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

General. Net income for the three months ended June 30, 2017 was $12.7 million, a decrease of $17.7 million, or 58.2%, compared to $30.4 million for the three months ended June 30, 2016. Diluted earnings per common share were $0.44 for the three months ended June 30, 2017, a decrease of $0.61, or 58.1%, from $1.05 for the three months ended June 30, 2016.

The three months ended June 30, 2016, included a net after-tax gain on the sale of buildings of $19.6 million, or $0.67 per diluted common share. The three months ended June 30, 2017 did not include any net gains on sale of buildings.

Return on average equity decreased to 9.6% for the three months ended June 30, 2017 from 25.0% for the three months ended June 30, 2016. Return on average assets decreased to 0.8% for the three months ended June 30, 2017 from 2.1% for the three months ended June 30, 2016.

Interest Income. Total interest and dividend income increased $3.2 million, or 5.9%, to $58.3 million for the three months ended June 30, 2017 from $55.1 million for the three months ended June 30, 2016. The increase in interest income was primarily attributable to an increase of $306.0 million in the average balance of interest-earning assets to $5,919.0 million for the three months ended June 30, 2017 from $5,612.9 million for the comparable prior year period, combined with an increase of one basis point in the yield of interest-earning assets to 3.94% for the three months ended June 30, 2017 from 3.93% in the comparable prior year period. The increase in the yield on interest-earning assets of one basis point was primarily due to an increase of $395.7 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets, combined with a decrease of $100.1 million in the average balance of total securities, which have a lower yield than the yield of total interest-earning assets. In addition, the yield of interest-earning assets improved due to increases of 27 basis points in the yield of total securities to 2.93% for the three months ended June 30, 2017 from 2.66% for the comparable prior year period and 47 basis points in the yield of interest-earning deposits and federal funds sold to 0.86% for the three months ended June 30, 2017 from 0.39% for the comparable prior year period. These improvements were partially offset by a reduction of eight basis points in the yield of total loans, net to 4.16% for the three months ended June 30, 2017 from 4.24% for the three months ended June 30, 2016. The eight basis point decrease in the yield on the total loans, net was primarily due to the loans in the existing portfolio modifying to lower rates and higher yielding loans prepaying. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased five basis points to 4.05% for the three months ended June 30, 2017 from 4.10% for the three months ended June 30, 2016. The 27 basis point increase in the yield on the securities portfolio was primarily due to the three months ended June 30, 2017 including $0.4 million in accelerated accretion of discount upon the call of CLO securities totaling $27.5 million. Excluding accelerated accretion of discount, the yield of the securities portfolio would have increased eight basis points to 2.74% for the three months ended June 30, 2017 from 2.66% for the three months ended June 30, 2016.

Interest Expense. Interest expense increased $1.5 million, or 11.3%, to $14.7 million for the three months ended June 30, 2017 from $13.2 million for the three months ended June 30, 2016. The increase in interest expense was primarily due to an increase of $241.6 million in the average balance of interest-bearing liabilities to $5,287.7 million for the three months ended June 30, 2017, from $5,046.2 million for the comparable prior year period, combined with an increase of six basis points in the average cost of interest-bearing liabilities to 1.11% for the three months ended June 30, 2017 from 1.05% for the three months ended June 30, 2016. The six basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market. This increase in rates was partially offset by an improvement in our funding mix, as the combined average balance of lower costing savings, NOW and money market deposits increased $293.6 million to $2,655.5 million for the three months ended June 30, 2017 from $2,361.9 million for the comparable prior year period, while the combined average balance of higher costing certificates of deposit and borrowed funds decreased $58.2 million to $2,558.4 million for the three months ended June 30, 2017 from $2,616.6 million for the comparable prior year period.

Net Interest Income. For the three months ended June 30, 2017, net interest income was $43.6 million, an increase of $1.7 million, or 4.1%, from $41.9 million for the three months ended June 30, 2016. The increase in net interest income was primarily due to an increase of $306.0 million in the average balance of interest-earning assets to $5,919.0 million for the three months ended June 30, 2017 from $5,612.9 million for the comparable prior year period. The yield earned on interest-earning assets increased one basis point to 3.94% for the three months ended June 30, 2017 from 3.93% for the comparable prior year period. The cost of interest-bearing liabilities increased six basis points to 1.11% for the three months ended June 30, 2017 as compared to 1.05% for the three months ended June 30, 2016. The effects of the above on both the net interest spread and net interest margin were decreases of five basis points to 2.83% and four basis points to 2.95%, respectively, for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. Included in net interest income was prepayment penalty income from loans for the three months ended June 30, 2017 and 2016 totaling $1.0 million and $1.4 million, respectively, recovered interest from non-accrual loans totaling $0.3 million and $0.2 million, respectively, and accelerated accretion of discount upon the call of CLO securities totaling $0.4 million and none, respectively. Without the prepayment penalty income, recovered interest and accelerated discount upon call, the net interest margin for the three months ended June 30, 2017 would have been 2.83%, a decrease of four basis points, as compared to 2.87% for the three months ended June 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended June 30, 2017 and 2016. No provision was recorded during the three months ended June 30, 2017 due to the Company’s analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the three months ended June 30, 2017, non-performing loans decreased $3.1 million to $15.5 million from $18.5 million at March 31, 2017 and the Bank recorded $54,000 in net charge-offs. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 38.5% at June 30, 2017. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

Non-Interest Income. Non-interest income for the three months ended June 30, 2017 was $1.9 million, a decrease of $35.8 million, or 94.8%, from $37.7 million for the three months ended June 30, 2016. The decrease in non-interest income was primarily due to the prior year period including $33.8 million in net gains on sale of buildings and $2.4 million in net gains on sale of securities compared to none recorded during the three months ended June 30, 2017.

Non-Interest Expense. Non-interest expense was $26.1 million for the three months ended June 30, 2017, a decrease of $2.4 million, or 8.4%, from $28.5 million for the three months ended June 30, 2016. The decrease in non-interest expense was primarily due to the prior year period including a penalty of $2.1 million on the prepayment of $38.0 million in repurchase agreements and $0.9 million in net losses from the sale of OREO compared to none recorded during the three months ended June 30, 2017. In addition, the three months ended June 30, 2017 had decreases of $0.5 million in foreclosure expense due to improved credit conditions and $0.4 million in FDIC insurance expense due to lower assessment rates. These reductions in non-interest expense were partially offset by an increase of $1.5 million in salaries and benefits primarily due to annual salary increases and additions in staffing to support the growth of the Bank.

Income before Income Taxes. Income before the provision for income taxes decreased $31.7 million, or 61.9%, to $19.5 million for the three months ended June 30, 2017 from $51.2 million for the three months ended June 30, 2016, for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2017 was $6.8 million, a decrease of $13.9 million, or 67.3%, from $20.7 million for the comparable prior year period. The decrease was primarily due to a reduction in income before income taxes and a decrease in the effective tax rate to 34.7% for the three months ended June 30, 2017 from 40.5% in the comparable prior year period. The decrease in the effective tax rate reflects the impact of a change in the accounting treatment of deductible stock compensation expense from prior years. Additionally, the three months ended June 30, 2016, effective tax rate reflected the reduced impact of preferential tax items because of that period including the gain on sale buildings.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDE JUNE 30, 2017 AND 2016

General. Net income for the six months ended June 30, 2017 was $25.0 million, a decrease of $15.0 million, or 37.5%, compared to $40.0 million for the six months ended June 30, 2016. Diluted earnings per common share were $0.86 for the six months ended June 30, 2017, a decrease of $0.52, or 37.7%, from $1.38 for the six months ended June 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The six months ended June 30, 2016, included a net after-tax gain on the sale of buildings of $19.6 million, or $0.67 per diluted common share. The six months ended June 30, 2017 did not include any net gains on sale of buildings.

Return on average equity decreased to 9.5% for the six months ended June 30, 2017 from 16.6% for the six months ended June 30, 2016. Return on average assets decreased to 0.8% for the six months ended June 30, 2017 from 1.4% for the six months ended June 30, 2016.

Interest Income. Total interest and dividend income increased $6.1 million, or 5.6%, to $115.6 million for the six months ended June 30, 2017 from $109.5 million for the six months ended June 30, 2016. The increase in interest income was primarily attributable to an increase of $344.7 million in the average balance of interest-earning assets to $5,896.5 million for the six months ended June 30, 2017 from the comparable prior year period, partially offset by a decrease of two basis points in the yield of interest-earning assets to 3.92% for the six months ended June 30, 2017. The decline in the yield on interest-earning assets was primarily due to a 12 basis point reduction in the yield of total loans, net to 4.17% for the six months ended June 30, 2017 from 4.29% for the six months ended June 30, 2016. The yield on interest-earning assets was positively impacted by an increase of $437.5 million in the average balance of total loans, net, which have a higher yield than the yield of the overall portfolio, combined with a decrease of $100.3 million in the average balance of total securities, which have a lower yield than the yield of the overall portfolio. In addition, the yield of interest-earning assets improved due to increases of 17 basis points in the yield of total securities to 2.82% for the six months ended June 30, 2017 from 2.65% for the comparable prior year period and 33 basis points in the yield of interest-earning deposits and federal funds sold to 0.75% for the six months ended June 30, 2017 from 0.42% for the comparable prior year period. The 12 basis point decrease in the yield on the total loans, net was primarily due to the loans in the existing portfolio modifying to lower rates and higher yielding loans prepaying. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased six basis points to 4.06% for the six months ended June 30, 2017 from 4.12% for the six months ended June 30, 2016. The 17 basis point increase in the yield on the securities portfolio was primarily due to the six months ended June 30, 2017 including $0.4 million in accelerated accretion of discount upon the call of CLO securities totaling $27.5 million. Excluding accelerated accretion of discount, the yield of the securities portfolio would have increased eight basis points to 2.73% for the six months ended June 30, 2017 from 2.65% for the six months ended June 30, 2016.

Interest Expense. Interest expense increased $2.1 million, or 8.1%, to $28.6 million for the six months ended June 30, 2017 from $26.4 million for the six months ended June 30, 2016. The increase in interest expense was primarily due to an increase of $268.4 million in the average balance of interest-bearing liabilities to $5,271.3 million for the six months ended June 30, 2017, from $5,002.9 million for the comparable prior year period. Additionally, the increase was due to an increase of two basis points in the cost of total interest-bearing liabilities to 1.08% for the six months ended June 30, 2017 from 1.06% for the comparable prior year period. The two basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market. This increase in rates was partially offset by an improvement in our funding mix, as the combined average balance of lower costing savings, NOW and money market deposits increased $317.3 million to $2,669.3 million for the six months ended June 30, 2017 from $2,352.0 million for the comparable prior year period, while the combined average balance of higher costing certificates of deposit and borrowed funds decreased $54.4 million to $2,537.7 million for the six months ended June 30, 2017 from $2,592.0 million for the comparable prior year period.

Net Interest Income. For the six months ended June 30, 2017, net interest income was $87.0 million, an increase of $4.0 million, or 4.8%, from $83.0 million for the six months ended June 30, 2016. The increase in net interest income was primarily due to an increase of $344.7 million in the average balance of interest-earning assets to $5,896.5 million for the six months ended June 30, 2017 from the comparable prior year period. The yield earned on interest-earning assets decreased two basis points to 3.92% for the six months ended June 30, 2017. The cost of interest-bearing liabilities increased two basis points to 1.08% for the six months ended June 30, 2017 as compared to 1.06% for the six months ended June 30, 2016. The effects of the above on both the net interest spread and net interest margin were decreases of four basis points to 2.84% and 2.95%, respectively, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Included in net interest income was prepayment penalty income from loans for the six months ended June 30, 2017 and 2016 totaling $2.1 million and $3.5 million, respectively, recovered interest from non-accrual loans totaling $0.8 million and $0.3 million, respectively, and accelerated accretion of discount upon the call of CLO securities totaling $0.4 million and none, respectively. Without the prepayment penalty income, recovered interest and accelerated discount upon call, the net interest margin for the six months ended June 30, 2017 would have been 2.84%, a decrease of one basis point, as compared to 2.85% for the six months ended June 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. During the six month periods ended June 30, 2017 and 2016, no provision for loan losses was recorded. No provision was recorded during the six months ended June 30, 2017 due to the quarterly analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the six months ended June 30, 2017, non-performing loans decreased $6.0 million to $15.5 million from $21.4 million at December 31, 2016 and the Bank recorded $72,000 in net charge-offs. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 38.5% at June 30, 2017. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

Non-Interest Income. Non-interest income for the six months ended June 30, 2017 was $5.6 million, a decrease of $34.6 million, or 86.0%, from $40.3 million for the six months ended June 30, 2016. The decrease in non-interest income was primarily due to the prior year period including $33.8 million in net gains on sale of buildings and $2.4 million in net gains on sale of securities compared to none recorded during the six months ended June 30, 2017. These decreases were partially offset by increases in gain from life insurance proceeds of $0.8 million and a decrease in net losses from fair value adjustments of $0.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Non-Interest Expense. Non-interest expense was $55.6 million for the six months ended June 30, 2017, a decrease of $1.3 million, or 2.3%, from $57.0 million for the six months ended June 30, 2016. The decrease in non-interest expense was primarily due to the six months ended June 30, 2016 including a penalty of $2.1 million on the prepayment of $38.0 million in repurchase agreements and $0.9 million in net losses from the sale of OREO compared to no prepayment penalties on borrowings and a net gain on the sale of OREO totaling $0.1 million recorded during the six months ended June 30, 2017. In addition, the six months ended June 30, 2017 had decreases of $1.0 million in FDIC insurance expense due to lower assessment rates and $0.3 million in foreclosure expense due to improved credit conditions. These reductions in non-interest expense were partially offset by an increase of $2.3 million in salaries and benefits primarily due to annual salary increases and additions in staffing to support the growth of the Bank.

Income before Income Taxes. Income before the provision for income taxes decreased $29.3 million, or 44.2%, to $37.0 million for the six months ended June 30, 2017 from $66.3 million for the six months ended June 30, 2016 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2017 was $12.0 million, a decrease of $14.3 million, or 54.3%, from $26.3 million for the comparable prior year period. The decrease was primarily due to a decrease of $29.3 million in income before income taxes and a decrease in the effective tax rate to 32.5% for the six months ended June 30, 2017 from 39.7% in the comparable prior year period. The decrease in the effective tax rate reflects the impact of a change in the accounting treatment of deductible stock compensation expense from prior years. Additionally, the six months ended June 30, 2016, effective tax rate reflected the reduced impact of preferential tax items because of that period including the gain on sale buildings.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2017 were $6,285.2 million, an increase of $226.7 million, or 3.7%, from $6,058.5 million at December 31, 2016. Loans held for investment, net increased $210.1 million, or 4.4%, during the six months ended June 30, 2017 to $5,023.5 million from $4,813.5 million at December 31, 2016. Loan originations and purchases were $527.7 million for the six months ended June 30, 2017, a decrease of $89.4 million from $617.1 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full relationship. The loan pipeline totaled $279.1 million at June 30, 2017 compared to $310.9 million at December 31, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2017	2016	2017	2016
Multi-family residential (1)	$63,469	$162,364	$190,177	$232,007
Commercial real estate (2)	123,559	114,007	159,291	176,144
One-to-four family – mixed-use property	13,656	11,630	32,198	29,875
One-to-four family – residential	4,860	4,195	10,780	13,688
Co-operative apartments	-	470	-	470
Construction	4,429	2,427	6,973	4,114
Small Business Administration	1,870	314	2,511	6,315
Commercial business and other (3)	49,312	92,456	125,796	154,490
Total	$261,155	$387,863	$527,726	$617,103

(1)	Includes purchases of $15.8 million and $98.4 million for the three months ended June 30, 2017 and 2016, respectively. Includes purchases of $22.5 million and $98.4 million for the six months ended June 30, 2017 and 2016, respectively.
(2)	Includes purchases of $25.9 million and $13.9 million for the three months ended June 30, 2017 and 2016, respectively. Includes purchases of $25.9 million for both six-month periods ended June 30, 2017 and 2016.
(3)	Includes purchases of $1.1 million and $13.7 million for the three months ended June 30, 2017 and 2016, respectively. Includes purchases of $10.0 million and $13.7 million for the six months ended June 30, 2017 and 2016, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the second quarter of 2017 had an average loan-to-value ratio of 46.2% and an average debt coverage ratio of 198%.

The Bank’s non-performing assets totaled $15.5 million at June 30, 2017, a decrease of $6.5 million, or 29.6%, from $21.9 million at December 31, 2016. Total non-performing assets as a percentage of total assets were 0.25% at June 30, 2017 compared to 0.36% at December 31, 2016. The ratio of allowance for loan losses to total non-performing loans was 143.3% at June 30, 2017 and 103.8% at December 31, 2016.

During the six months ended June 30, 2017, mortgage-backed securities, including securities held-to-maturity, increased $11.5 million, or 2.2%, to $528.0 million from $516.5 million at December 31, 2016. The increase in mortgage-backed securities during the six months ended June 30, 2017 was primarily due to purchases of mortgage-backed securities totaling $48.5 million at an average yield of 2.84%, partially offset by principal repayments of $38.2 million.

During the six months ended June 30, 2017, other securities, including securities held-to-maturity, decreased $40.5 million, or 10.6%, to $342.1 million from $382.6 million at December 31, 2016. The decrease in other securities during the six months ended June 30, 2017 was primarily due to $27.5 million in calls of CLO securities and $13.3 million in maturities of municipal securities. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, collateralized loan obligations and corporate bonds.

Liabilities. Total liabilities were $5,751.1 million at June 30, 2017, an increase of $206.5 million, or 3.7%, from $5,544.6 million at December 31, 2016. During the six months ended June 30, 2017, due to depositors increased $48.1 million, or 1.2%, to $4,213.5 million, due to an increase of $87.8 million in core deposits, partially offset by a decrease of $39.7 million in certificates of deposit. The increase in core deposits was due to increases of $71.5 million, $16.1 million and $6.0 million in savings, demand and NOW accounts, respectively, partially offset by a decrease of $5.8 million in money market accounts. Borrowed funds increased $159.2 million during the six months ended June 30, 2017, primarily due to a net increase in short-term borrowings to replace the seasonal outflow of government deposits that are expected to return by the end of 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $20.2 million, or 3.9%, to $534.1 million at June 30, 2017 from $513.9 million at December 31, 2016. Stockholders’ equity increased primarily due to net income of $25.0 million, the net impact totaling $4.2 million from the vesting and exercising of shares of employee and director stock plans and an increase in other comprehensive income totaling $1.8 million, primarily due to an increase in the fair value of the securities portfolio. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $0.36 per common share totaling $10.5 million and the purchase of 10,000 treasury shares, at an average cost of $27.80 per share, totaling $0.3 million. Book value per common share was $18.54 at June 30, 2017 compared to $17.95 at December 31, 2016.

Cash flow. During the six months ended June 30, 2017, funds provided by the Company's operating activities amounted to $32.7 million. These funds combined with $193.3 million provided from financing activities were utilized to fund net investing activities of $213.3 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the six months ended June 30, 2017, the net total of loan originations and purchases less loan repayments and sales was $259.9 million. During the six months ended June 30, 2017, the Company also funded $40.6 million in purchases of securities available for sale and $8.0 million of securities held-to-maturity. During the six months ended June 30, 2017, funds were provided by long-term borrowed funds totaling $173.1 million, a net increase in short-term borrowings totaling $66.5 million and a net increase in total deposits of $47.8 million. Additionally, $65.7 million in proceeds from maturities, sales, calls and prepayments of securities available for sale and $13.3 million in maturities of securities held-to-maturity provided funds. In addition to funding loan growth, these funds were used to repay $82.0 million in long-term borrowings. The Company also used funds of $10.5 million and $2.6 million for dividend payments and purchases of treasury stock, respectively, during the six months ended June 30, 2017.

INTEREST RATE RISK

The Consolidated Statements of Financial Position have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets, which could adversely affect the Company’s results of operations if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company’s stockholders’ equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2017. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2017, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of June 30, 2017:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	2.89%	5.93%	11.66%
-100 Basis points	4.07	3.62	11.72
Base interest rate	0.00	0.00	11.60
+100 Basis points	-5.20	-5.29	11.27
+200 Basis points	-10.19	-10.17	10.96

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended June 30, 2017 and 2016, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	For the three months ended June 30,
	2017				2016
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,297,697	$44,879	4.18%		$3,983,615	$42,969	4.31%
Other loans, net	665,037	6,752	4.06		583,404	5,444	3.73
Total loans, net (1)	4,962,734	51,631	4.16		4,567,019	48,413	4.24
Taxable securities:
Mortgage-backed securities	532,938	3,420	2.57		599,247	3,707	2.47
Other securities	217,599	2,361	4.34		249,956	2,133	3.41
Total taxable securities	750,537	5,781	3.08		849,203	5,840	2.75
Tax-exempt securities: (2)
Other securities	145,812	774	2.12		147,230	790	2.15
Total tax-exempt securities	145,812	774	2.12		147,230	790	2.15
Interest-earning deposits and federal funds sold	59,898	129	0.86		49,483	48	0.39
Total interest-earning assets	5,918,981	58,315	3.94		5,612,935	55,091	3.93
Other assets	299,091				284,923
Total assets	$6,218,072				$5,897,858

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$279,723	$399	0.57		$265,856	$306	0.46
NOW accounts	1,517,726	2,331	0.61		1,612,704	1,962	0.49
Money market accounts	858,066	1,651	0.77		483,317	681	0.56
Certificate of deposit accounts	1,410,295	5,099	1.45		1,417,379	5,121	1.45
Total due to depositors	4,065,810	9,480	0.93		3,779,256	8,070	0.85
Mortgagors' escrow accounts	73,838	30	0.16		67,728	27	0.16
Total deposits	4,139,648	9,510	0.92		3,846,984	8,097	0.84
Borrowed funds	1,148,072	5,188	1.81		1,199,178	5,105	1.70
Total interest-bearing liabilities	5,287,720	14,698	1.11		5,046,162	13,202	1.05
Non interest-bearing deposits	336,036				296,597
Other liabilities	64,865				68,838
Total liabilities	5,688,621				5,411,597
Equity	529,451				486,261
Total liabilities and equity	$6,218,072				$5,897,858

Net interest income / net interest rate spread		$43,617	2.83%			$41,889	2.88%

Net interest-earning assets / net interest margin	$631,261		2.95%		$566,773		2.99%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.3 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the six months ended June 30, 2017 and 2016, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2017				2016
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,255,822	$89,308	4.20%		$3,911,470	$85,423	4.37%
Other loans, net	659,830	13,208	4.00		566,705	10,548	3.72
Total loans, net (1)	4,915,652	102,516	4.17		4,478,175	95,971	4.29
Taxable securities:
Mortgage-backed securities	531,448	6,787	2.55		629,006	7,881	2.51
Other securities	228,412	4,433	3.88		239,973	3,878	3.23
Total taxable securities	759,860	11,220	2.95		868,979	11,759	2.71
Tax-exempt securities: (2)
Other securities	146,155	1,551	2.12		137,293	1,582	2.30
Total tax-exempt securities	146,155	1,551	2.12		137,293	1,582	2.30
Interest-earning deposits and federal funds sold	74,847	282	0.75		67,378	142	0.42
Total interest-earning assets	5,896,514	115,569	3.92		5,551,825	109,454	3.94
Other assets	297,082				284,479
Total assets	$6,193,596				$5,836,304

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$267,059	$706	0.53		$264,150	$604	0.46
NOW accounts	1,542,857	4,538	0.59		1,617,241	3,884	0.48
Money market accounts	859,415	3,150	0.73		470,606	1,287	0.55
Certificate of deposit accounts	1,407,528	10,039	1.43		1,410,765	10,242	1.45
Total due to depositors	4,076,859	18,433	0.90		3,762,762	16,017	0.85
Mortgagors' escrow accounts	64,280	57	0.18		58,838	53	0.18
Total deposits	4,141,139	18,490	0.89		3,821,600	16,070	0.84
Borrowed funds	1,130,132	10,073	1.78		1,181,263	10,362	1.75
Total interest-bearing liabilities	5,271,271	28,563	1.08		5,002,863	26,432	1.06
Non interest-bearing deposits	333,142				285,267
Other liabilities	65,525				65,331
Total liabilities	5,669,938				5,353,461
Equity	523,658				482,843
Total liabilities and equity	$6,193,596				$5,836,304

Net interest income / net interest rate spread		$87,006	2.84%			$83,022	2.88%

Net interest-earning assets / net interest margin	$625,243		2.95%		$548,962		2.99%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

LOANS HELD FOR INVESTMENT

The following table sets forth the Company’s loan originations (including the net effect of refinancing) and the changes in the Company’s portfolio of loans, including purchases, sales and principal reductions for the periods indicated.

	For the six months ended June 30,
(In thousands)	2017	2016

Mortgage Loans

At beginning of period	$4,187,818	$3,832,914

Mortgage loans originated:
Multi-family residential	167,647	133,650
Commercial real estate	133,364	150,213
One-to-four family – mixed-use property	32,198	29,875
One-to-four family – residential	10,780	13,688
Co-operative apartments	-	470
Construction	6,973	4,114
Total mortgage loans originated	350,962	332,010

Mortgage loans purchased:
Multi-family residential	22,530	98,357
Commercial real estate	25,927	25,931
Total mortgage loans purchased	48,457	124,288

Less:
Principal and other reductions	184,858	204,637
Loans transferred to held for sale	30,565	-
Sales	16,508	4,614

At end of period	$4,355,306	$4,079,961

Non-Mortgage Loans

At beginning of period	$631,316	$539,697

Other loans originated:
Small Business Administration	2,511	6,315
Commercial business	114,628	139,772
Other	1,194	1,012
Total other loans originated	118,333	147,099

Other loans purchased:
Commercial business	9,974	13,706
Total other loans purchased	9,974	13,706

Less:
Principal and other reductions	81,764	97,848
Sales	4,703	3,211

At end of period	$673,156	$599,443

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

Management continues to adhere to the Company’s conservative underwriting standards. At times, the Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Company. See Note 5 of the Notes to the Consolidated Financial Statements “Loans”.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2017	2017	2016
Accrual Status:
Multi-family residential	$2,546	$2,557	$2,572
Commercial real estate	2,037	2,049	2,062
One-to-four family - mixed-use property	1,778	1,791	1,800
One-to-four family - residential	581	586	591
Taxi medallion	10,486	9,660	9,735
Commercial business and other	381	401	420
Total	$17,809	$17,044	$17,180

Non-Accrual Status:
Taxi medallion	$3,384	$-	$-
Commercial business and other	185	220	255

Total	$3,569	$220	$255

Total performing troubled debt restructured	$21,378	$17,264	$17,435

The increase in TDR, during the three months ended June 30, 2017, was primarily due to the modification of five taxi medallion loans totaling $4.3 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2017	2017	2016
Loans 90 days or more past due and still accruing:
Commercial real estate	$-	$75	$-
One-to-four family - mixed-use property	-	-	386
Construction	602	602	-
Taxi medallion	727	-	-
Total	1,329	677	386

Non-accrual loans:
Multi-family residential	1,537	1,354	1,837
Commercial real estate	1,948	1,462	1,148
One-to-four family - mixed-use property	2,971	3,328	4,025
One-to-four family - residential	7,616	7,847	8,241
Small Business Administration	53	58	1,886
Taxi medallion	-	3,771	3,825
Commercial business and other	5	38	68
Total	14,130	17,858	21,030

Total non-performing loans	15,459	18,535	21,416

Other non-performing assets:
Real estate acquired through foreclosure	-	-	533
Total	-	-	533

Total non-performing assets	$15,459	$18,535	$21,949

Non-performing assets to total assets	0.25%	0.30%	0.36%
Allowance for loan losses to non-performing loans	143.33%	119.84%	103.80%

Included in loans over 90 days past due and still accruing were four loans totaling $1.3 million, two loans totaling $0.7 million and two loans totaling $0.4 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively, which are past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the loans maturity or repay these loans.

Included in non-performing loans was one loan with a recorded investment totaling $0.4 million at June 30, 2017, March 31, 2017 and December 31, 2016 that was restructured as TDR and not performing in accordance with its restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest and considered performing at the periods indicated:

	June 30, 2017		December 31, 2016
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$417	$4,380	$287	$2,575
Commercial real estate	1,671	1,106	22	3,363
One-to-four family - mixed-use property	675	1,807	762	4,671
One-to-four family - residential	322	789	-	3,831
Construction	576	-	-	-
Small Business Administration	-	-	-	13
Commercial business and other	-	4	1	22
Total delinquent loans	$3,661	$8,086	$1,072	$14,475

CRITICIZED AND CLASSIFIED ASSETS

Our total Criticized and Classified assets were $69.1 million at June 30, 2017, a decrease of $3.5 million from $72.6 million at December 31, 2016.

The following table sets forth the Bank’s assets designated as Criticized and Classified at June 30, 2017:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$8,312	$2,554	$-	$-	$10,866
Commercial real estate	2,295	5,516	-	-	7,811
One-to-four family - mixed-use property	3,050	4,929	-	-	7,979
One-to-four family - residential	843	10,225	-	-	11,068
Construction loans	576	602	-	-	1,178
Small Business Administration	525	107	-	-	632
Taxi medallion	-	18,303	-	-	18,303
Commercial business and other	8,772	2,508	-	-	11,280
Total loans	24,373	44,744	-	-	69,117

Other Real Estate Owned	-	-	-	-	-
Total	$24,373	$44,744	$-	$-	$69,117

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

On a quarterly basis all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The fair value of taxi medallions for 89.2% of the portfolio was derived from discounted cash flow analysis using capitalization rates and 10.8% of the portfolio is based upon the most recently reported arm’s length transaction. At June 30, 2017, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 46.6%.

ALLOWANCE FOR LOAN LOSSES

The ALL represents the expense charged to earnings based upon management’s quarterly analysis of credit risk. The amount of the ALL is based upon multiple factors that reflect management’s assessment of the credit quality of the loan portfolio. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes.

Management has developed a comprehensive analytical process to monitor the adequacy of the ALL. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and GAAP. The results of this process, along with the conclusions of our independent loan review officer, support management’s assessment as to the adequacy of the ALL at each balance sheet date. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” for a detailed explanation of management’s methodology and policy.

During the six months ended June 30, 2107, the portion of the ALL related to the loss history declined. Charge-offs recorded in the past twelve quarters were minimal, as credit conditions remained stable. The percentage of loans originated prior to 2009, compared to the total loan portfolio, decreased as scheduled amortization and repayments occurred. As disclosed in Note 5 of the Notes to the Consolidated Financial Statements “Loans”, the loans originated prior to 2009 have a higher delinquency and loss rate. These reductions in the ALL were partially offset by an additional allocation to our taxi medallion portfolio coupled with an increase in the outstanding loan balances. An unallocated component is maintained as part of our ALL to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The impact from the above and the minimal charge-offs recorded during the six months ended June 30, 2017 resulted in the ALL totaling $22.2 million, unchanged from December 31, 2016. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings to increase or a credit to earnings to decrease the ALL was not warranted. The ALL at June 30, 2017, represented 0.44% of gross loans outstanding as compared to 0.46% of gross loans outstanding at December 31, 2016. The ALL represented 143.3% of non-performing loans at June 30, 2017 compared to 103.8% at December 31, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

As a component of the credit risk assessment, the Bank has established an Asset Classification Committee which carefully evaluates loans which are past due 90 days and/or are classified. The Asset Classification Committee thoroughly assesses the condition and circumstances surrounding each loan meeting the criteria. The Bank also has a Delinquency Committee that evaluates loans meeting specific criteria. The Bank’s loan policy requires loans to be placed into non-accrual status once the loan becomes 90 days delinquent unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future.

Management recommends to the Board of Directors the amount of the ALL quarterly. The Board of Directors approves the ALL.

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2017	2016

Balance at beginning of period	$22,229	$21,535

Benefit for loan losses	-	-

Loans charged-off:
Multi-family residential	(162)	(65)
Commercial real estate	(4)	-
One-to-four family – mixed-use property	(35)	(68)
One-to-four family – residential	(170)	(74)
Small Business Administration	(89)	(1)
Taxi medallion	(54)	-
Commercial business and other	(15)	(40)
Total loans charged-off	(529)	(248)

Recoveries:
Multi-family residential	231	219
Commercial real estate	68	-
One-to-four family – mixed-use property	68	205
One-to-four family – residential	-	366
Small Business Administration	49	74
Commercial business and other	41	47
Total recoveries	457	911

Net recoveries (charge-offs)	(72)	663

Balance at end of period	$22,157	$22,198

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	-%	(0.03)%
Ratio of allowance for loan losses to gross loans at end of period	0.44%	0.47%
Ratio of allowance for loan losses to non-performing assets at end of period	143.33%	86.74%
Ratio of allowance for loan losses to non-performing loans at end of period	143.33%	101.25%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2017:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2017	-	$-	-	495,905
May 1 to May 31, 2017	10,000	27.80	10,000	485,905
June 1 to June 30, 2017	-	-	-	485,905
Total	10,000	$27.80	10,000

During the quarter ended June 30, 2017, the Company repurchased 10,000 shares of the Company’s common stock at an average cost of $27.80 per share. At June 30, 2017, 485,905 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	2014 Omnibus Incentive Plan (Incorporating amendments through May 31, 2017) (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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

Flushing Financial Corporation,

Dated: August 4, 2017	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 4, 2017	By: /s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	2014 Omnibus Incentive Plan (Incorporating amendments through May 31, 2017) (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
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