Form 10-Q
period 2017-09-30
FLUSHING FINANCIAL CORP
filed 2017-11-06
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer __ Non-accelerated filer __ Emerging growth company__	Accelerated filer X Smaller reporting company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __Yes X No

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2017 was 28,819,891.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

(Dollars in thousands, except share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$60,161	$35,857
Securities held-to-maturity:
Mortgage-backed securities (none pledged) (fair value of $7,839 at September 30, 2017)	7,978	-
Other securities (none pledged) (fair value of $21,542 and $35,408 at September 30, 2017 and December 31, 2016, respectively)	22,952	37,735
Securities available for sale:
Mortgage-backed securities (including assets pledged of $94,414 and $145,860 at September 30, 2017 and December 31, 2016, respectively; $1,696 and $2,016 at fair value pursuant to the fair value option at September 30, 2017 and December 31, 2016, respectively)	519,861	516,476
Other securities (including assets pledged of $45,921 and $82,064 at September 30, 2017 and December 31, 2016, respectively; $19,712 and $28,429 at fair value pursuant to the fair value option at September 30, 2017 and December 31, 2016, respectively)	276,698	344,905
Loans:
Multi-family residential	2,236,173	2,178,504
Commercial real estate	1,352,775	1,246,132
One-to-four family ― mixed-use property	556,723	558,502
One-to-four family ― residential	177,578	185,767
Co-operative apartments	7,035	7,418
Construction	15,811	11,495
Small Business Administration	14,485	15,198
Taxi medallion	18,165	18,996
Commercial business and other	674,706	597,122
Net unamortized premiums and unearned loan fees	16,925	16,559
Allowance for loan losses	(25,269)	(22,229)
Net loans	5,045,107	4,813,464
Interest and dividends receivable	21,076	20,228
Bank premises and equipment, net	28,389	26,561
Federal Home Loan Bank of New York stock	55,228	59,173
Bank owned life insurance	131,047	132,508
Goodwill	16,127	16,127
Other assets	76,758	55,453
Total assets	$6,261,382	$6,058,487

LIABILITIES
Due to depositors:
Non-interest bearing	$362,509	$333,163
Interest-bearing:
Certificate of deposit accounts	1,404,555	1,372,115
Savings accounts	323,186	254,283
Money market accounts	991,706	843,370
NOW accounts	1,308,821	1,362,484
Total interest-bearing deposits	4,028,268	3,832,252
Mortgagors' escrow deposits	53,671	40,216
Borrowed funds
Federal Home Loan Bank advances	1,090,989	1,159,190
Subordinated debentures	73,622	73,414
Junior subordinated debentures, at fair value	36,071	33,959
Total borrowed funds	1,200,682	1,266,563
Other liabilities	76,643	72,440
Total liabilities	5,721,773	5,544,634

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2017 and December 31, 2016; 28,819,891 shares and 28,632,904 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	315	315
Additional paid-in capital	216,929	214,462
Treasury stock, at average cost (2,710,704 shares and 2,897,691 shares at September 30, 2017 and December 31, 2016, respectively)	(51,287)	(53,754)
Retained earnings	380,316	361,192
Accumulated other comprehensive loss, net of taxes	(6,664)	(8,362)
Total stockholders' equity	539,609	513,853

Total liabilities and stockholders' equity	$6,261,382	$6,058,487

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Interest and dividend income
Interest and fees on loans	$53,318	$49,181	$155,834	$145,152
Interest and dividends on securities:
Interest	5,850	6,173	18,377	19,275
Dividends	30	121	274	360
Other interest income	121	49	403	191
Total interest and dividend income	59,319	55,524	174,888	164,978

Interest expense
Deposits	10,655	8,520	29,145	24,590
Other interest expense	5,623	5,291	15,696	15,653
Total interest expense	16,278	13,811	44,841	40,243

Net interest income	43,041	41,713	130,047	124,735
Provision for loan losses	3,266	-	3,266	-
Net interest income after provision for loan losses	39,775	41,713	126,781	124,735

Non-interest income
Banking services fee income	885	826	2,773	2,775
Net (loss) gain on sale of securities	(186)	-	(186)	2,363
Net gain on sale of loans	152	240	396	584
Net gain on sale of buildings	-	-	-	33,814
Net loss from fair value adjustments	(1,297)	(823)	(2,834)	(2,925)
Federal Home Loan Bank of New York stock dividends	740	665	2,206	1,870
Gain from life insurance proceeds	238	47	1,405	458
Bank owned life insurance	816	707	2,418	2,096
Other income	313	191	1,120	1,075
Total non-interest income	1,661	1,853	7,298	42,110

Non-interest expense
Salaries and employee benefits	15,310	14,795	47,838	45,024
Occupancy and equipment	2,502	2,576	7,652	7,298
Professional services	1,763	1,730	5,678	5,907
FDIC deposit insurance	499	536	1,328	2,380
Data processing	1,349	939	3,873	3,229
Depreciation and amortization	1,173	1,169	3,493	3,263
Other real estate owned/foreclosure expense	121	273	376	831
Prepayment penalty on borrowings	-	-	-	2,082
Other operating expenses	3,249	4,259	11,357	13,214
Total non-interest expense	25,966	26,277	81,595	83,228

Income before income taxes	15,470	17,289	52,484	83,617

Provision for income taxes
Federal	4,680	5,568	15,005	25,518
State and local	611	1,087	2,315	7,469
Total taxes	5,291	6,655	17,320	32,987

Net income	$10,179	$10,634	$35,164	$50,630

Basic earnings per common share	$0.35	$0.37	$1.21	$1.75
Diluted earnings per common share	$0.35	$0.37	$1.21	$1.75
Dividends per common share	$0.18	$0.17	$0.54	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Net income	$10,179	$10,634	$35,164	$50,630

Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($64) and ($82) for the three months ended September 30, 2017 and 2016, respectively and of ($192) and ($247) for the nine months ended September 30, 2017 and 2016, respectively.	88	110	262	329
Amortization of prior service credits, net of taxes of $5 and $4 for the three months ended September 30, 2017 and 2016, respectively and $14 for each of the nine months ended September 30, 2017 and 2016.	(7)	(7)	(20)	(20)
Reclassification adjustment for net gains included in income, net of taxes of ($78) for the three and nine months ended September 30, 2017 and $1,013 for the nine months ended September 30, 2016.	108	-	108	(1,350)
Net unrealized (losses) gains on securities, net of taxes of $241 and $2,177 for the three months ended September 30, 2017 and 2016, respectively and of ($1,006) and ($5,103) for the nine months ended September 30, 2017 and 2016, respectively.	(333)	(2,942)	1,416	6,852
Net unrealized gain (loss) on cash flow hedges, net of taxes of ($41) and $49 for the three and nine months ended September 30, 2017, respectively.	56	-	(68)	-

Total other comprehensive income (loss), net of tax	(88)	(2,839)	1,698	5,811

Comprehensive income	$10,091	$7,795	$36,862	$56,441

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,164	$50,630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,266	-
Depreciation and amortization of bank premises and equipment	3,493	3,263
Amortization of premium, net of accretion of discount	5,716	6,344
Net loss from fair value adjustments	2,834	2,925
Net gain from sale of loans	(396)	(584)
Net loss (gain) from sale of securities	186	(2,363)
Net gain from sale of buildings	-	(33,814)
Net (gain) loss from sale of OREO	(50)	1,726
Income from bank owned life insurance	(2,418)	(2,096)
Gain from life insurance proceeds	(1,405)	(458)
Stock-based compensation expense	5,092	4,169
Deferred compensation	(3,322)	(3,140)
Excess tax benefit from stock-based payment arrangements	-	(470)
Deferred income tax benefit	(1,806)	(1,228)
Increase in other liabilities	6,810	7,680
(Increase) decrease in other assets	(68)	4,823
Net cash provided by operating activities	53,096	37,407

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(5,321)	(4,159)
Net redemptions (purchases) of Federal Home Loan Bank of New York shares	3,945	(9,119)
Purchases of securities held-to-maturity	(8,030)	(35,705)
Proceeds from maturities of securities held-to-maturity	14,830	8,475
Purchases of securities available for sale	(152,121)	(59,678)
Proceeds from sales and calls of securities available for sale	155,999	66,996
Proceeds from maturities and prepayments of securities available for sale	60,573	85,829
Proceeds from bank owned life insurance	4,646	2,236
Proceeds from sale of buildings	-	34,332
Net originations of loans	(234,227)	(210,506)
Purchases of loans	(75,832)	(137,994)
Proceeds from sale of real estate owned	583	853
Proceeds from sale of loans	54,990	11,499
Net cash used in investing activities	(179,965)	(246,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	29,346	50,591
Net increase in interest-bearing deposits	195,552	85,616
Net increase in mortgagors' escrow deposits	13,455	12,432
Net (repayments) proceeds from short-term borrowed funds	(43,500)	150,000
Proceeds from long-term borrowings	180,000	200,000
Repayment of long-term borrowings	(205,049)	(260,301)
Purchases of treasury stock	(2,902)	(9,102)
Excess tax benefit from stock-based payment arrangements	-	470
Proceeds from issuance of common stock upon exercise of stock options	-	132
Cash dividends paid	(15,729)	(14,787)
Net cash provided by financing activities	151,173	215,051

Net increase in cash and cash equivalents	24,304	5,517
Cash and cash equivalents, beginning of period	35,857	42,363
Cash and cash equivalents, end of period	$60,161	$47,880

SUPPLEMENTAL CASHFLOW DISCLOSURE
Interest paid	$42,543	$39,792
Income taxes paid	16,906	28,610
Taxes paid if excess tax benefits were not tax deductible	16,906	29,080
Non-cash activities:
Securities purchased not yet settled	-	2,000
Loans transferred to Other Real Estate Owned	-	486
Loans held for investment transferred to loans available for sale	30,565	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2017 and 2016

(Unaudited)

(Dollars in thousand, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$513,853	$315	$214,462	$361,192	$(53,754)	$(8,362)
Net Income	35,164	-	-	35,164	-	-
Award of common shares released from Employee Benefit Trust (114,754 shares)	2,433	-	2,433	-	-	-
Vesting of restricted stock unit awards (284,595 shares)	-	-	(5,052)	(271)	5,323	-
Exercise of stock options (4,400 shares)	-	-	(6)	(40)	46	-
Stock-based compensation expense	5,092	-	5,092	-	-	-
Purchase of treasury shares (10,000 shares)	(278)	-	-	-	(278)	-
Repurchase of shares to satisfy tax obligation (90,779 shares)	(2,624)	-	-	-	(2,624)	-
Dividends on common stock ($0.54 per share)	(15,729)	-	-	(15,729)	-	-
Other comprehensive income	1,698	-	-	-	-	1,698
Balance at September 30, 2017	$539,609	$315	$216,929	$380,316	$(51,287)	$(6,664)

Balance at December 31, 2015	$473,067	$315	$210,652	$316,530	$(48,868)	$(5,562)
Net Income	50,630	-	-	50,630	-	-
Award of common shares released from Employee Benefit Trust (138,519 shares)	1,984	-	1,984	-	-	-
Vesting of restricted stock unit awards (245,311 shares)	-	-	(4,049)	(397)	4,446	-
Exercise of stock options (41,670 shares)	132	-	15	(34)	151	-
Stock-based compensation expense	4,416	-	4,416	-	-	-
Stock-based income tax benefit	470	-	470	-	-	-
Purchase of treasury shares (378,695 shares)	(7,492)	-	-	-	(7,492)	-
Repurchase of shares to satisfy tax obligation (77,994 shares)	(1,610)	-	-	-	(1,610)	-
Dividends on common stock ($0.51 per share)	(14,787)	-	-	(14,787)	-	-
Other comprehensive income	5,811	-	-	-	-	5,811
Balance at September 30, 2016	$512,621	$315	$213,488	$351,942	$(53,373)	$249

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

3.	Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income, as reported	$10,179	$10,634	$35,164	$50,630
Divided by:
Weighted average common shares outstanding	29,120	28,861	29,092	28,993
Weighted average common stock equivalents	1	14	2	13
Total weighted average common shares outstanding and common stock equivalents	29,121	28,875	29,094	29,006

Basic earnings per common share	$0.35	$0.37	$1.21	$1.75
Diluted earnings per common share (1)	$0.35	$0.37	$1.21	$1.75
Dividend payout ratio	51.4%	45.9%	44.6%	29.1%

(1)	For the three and nine months ended September 30, 2017 and 2016, there were no stock options that were anti-dilutive.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Debt and Equity Securities

The Company did not hold any trading securities at September 30, 2017 and December 31, 2016. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$22,952	$21,542	$-	$1,410

Total other securities	22,952	21,542	-	1,410

FNMA	7,978	7,839	-	139

Total mortgage-backed securities	7,978	7,839	-	139
Total	$30,930	$29,381	$-	$1,549

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$37,735	$35,408	$-	$2,327

Total	$37,735	$35,408	$-	$2,327

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$103,126	$-	$6,874
Municipals	102,226	104,979	2,753	-
Mutual funds	18,629	18,629	-	-
Collateralized loan obligations	48,398	48,881	483	-
Other	1,083	1,083	-	-
Total other securities	280,336	276,698	3,236	6,874
REMIC and CMO	330,593	330,459	1,953	2,087
GNMA	1,096	1,184	88	-
FNMA	138,995	138,781	547	761
FHLMC	49,557	49,437	23	143
Total mortgage-backed securities	520,241	519,861	2,611	2,991
Total securities available for sale	$800,577	$796,559	$5,847	$9,865

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$102,910	$-	$7,090
Municipals	124,984	126,903	1,983	64
Mutual funds	21,366	21,366	-	-
Collateralized loan obligations	85,470	86,365	895	-
Other	7,363	7,361	-	2
Total other securities	349,183	344,905	2,878	7,156
REMIC and CMO	402,636	401,370	1,607	2,873
GNMA	1,319	1,427	108	-
FNMA	109,493	108,351	463	1,605
FHLMC	5,378	5,328	35	85
Total mortgage-backed securities	518,826	516,476	2,213	4,563
Total securities available for sale	$868,009	$861,381	$5,091	$11,719

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $0.1 million and $0.2 million at September 30, 2017 and December 31, 2016.

The corporate securities held by the Company at September 30, 2017 and December 31, 2016 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2017, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value
	(In thousands)

Due in one year or less	$1,085	$1,085
Due after ten years	21,867	20,457

Total other securities	22,952	21,542
Mortgage-backed securities	7,978	7,839

Total	$30,930	$29,381

Securities available for sale:	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	4,335	4,443
Due after five years through ten years	159,666	153,369
Due after ten years	97,706	100,257
Mutual funds	18,629	18,629

Total other securities	280,336	276,698
Mortgage-backed securities	520,241	519,861

Total	$800,577	$796,559

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2017
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
		(Dollars in thousands)

Held-to-maturity securities
Municipals	1	$20,457	$1,410	$20,457	$1,410	$-	$-
Total other securities	1	20,457	1,410	20,457	1,410	-	-

FNMA	1	7,839	139	7,839	139	-	-
Total mortgage-backed securities	1	7,839	139	7,839	139	-	-
Total	2	$28,296	$1,549	$28,296	$1,549	$-	$-

Available for sale securities
Corporate	14	$103,126	$6,874	$19,154	$846	$83,972	$6,028
Total other securities	14	103,126	6,874	19,154	846	83,972	6,028

REMIC and CMO	23	149,238	2,087	133,091	1,449	16,147	638
FNMA	11	90,337	761	81,621	595	8,716	166
FHLMC	2	48,400	143	48,400	143	-	-
Total mortgage-backed securities	36	287,975	2,991	263,112	2,187	24,863	804
Total	50	$391,101	$9,865	$282,266	$3,033	$108,835	$6,832

	At December 31, 2016
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
		(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,538	$2,327	$19,538	$2,327	$-	$-
Total	1	$19,538	$2,327	$19,538	$2,327	$-	$-

Available for sale securities
Corporate	14	$102,910	$7,090	$28,476	$1,524	$74,434	$5,566
Collateralized loan obligations	4	16,047	64	16,047	64	-	-
Other	1	298	2	-	-	298	2
Total	19	119,255	7,156	44,523	1,588	74,732	5,568

REMIC and CMO	35	222,807	2,873	208,827	2,268	13,980	605
FNMA	18	80,924	1,605	74,972	1,250	5,952	355
FHLMC	1	3,993	85	3,993	85	-	-
Total mortgage-backed securities	54	307,724	4,563	287,792	3,603	19,932	960
Total	73	$426,979	$11,719	$332,315	$5,191	$94,664	$6,528

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company reviewed each investment that had an unrealized loss at September 30, 2017 and December 31, 2016. The unrealized losses in municipal securities held-to-maturity at September 30, 2017 and December 31, 2016 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in FNMA securities held-to-maturity at September 30, 2017 were caused by movements in interest rates. The unrealized losses in securities available for sale at September 30, 2017 and December 31, 2016 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold available for sale securities totaling $112.4 million during the three months ended September 30, 2017. The Company did not sell any available for sale securities during the three months ended September 30, 2016. The Company sold available for sale securities totaling $112.4 million and $64.6 million during the nine months ended September 30, 2017 and 2016, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Gross gains from the sale of securities	$401	$-	$401	$2,370
Gross losses from the sale of securities	(587)	-	(587)	(7)

Net (losses) gains from the sale of securities	$(186)	$-	$(186)	$2,363

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Prior to a loan becoming 90 days delinquent, an updated appraisal is ordered and/or an internal evaluation is prepared.

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

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. An unallocated component may at times be maintained to cover uncertainties that could affect management's estimate of probable losses. When necessary an unallocated component of the allowance will reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The allowance is established through charges to earnings in the form of a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s lenders, collection policies and experience, internal loan review function and other external factors. Increases and decreases in the allowance other than charge-offs and recoveries are included in the provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

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

The loan balances of collateral dependent impaired loans are compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The 85% is based on the actual net proceeds the Bank has received from the sale of other real estate owned (“OREO”) as a percentage of OREO’s appraised value. Taxi medallion loans with a loan-to-value greater than 100% are allocated a portion of the allowance for loan losses in the amount of the excess of the loan-to-value over the loan’s principal balance. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. All taxi medallion loans are classified as impaired and allocated a portion of the allowance in the amount of the excess of the loan-to-value over the loan’s principal balance.

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

As of September 30, 2017, we utilized recent third party appraisals of the collateral to measure impairment for $39.2 million, or 82.9%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $8.1 million, or 17.1%, of collateral dependent impaired loans.

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

These restructurings have not included a reduction of principal balance. The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. All loans classified as TDR are considered impaired, however TDR loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status and are not included as part of non-performing loans. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status and reported as non-accrual performing TDR loans until they have made timely payments for six consecutive months.

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At September 30, 2017, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following tables shows loans modified and classified as TDR during the periods indicated:

	For the three months ended September 30, 2017
(Dollars in thousands)	Number	Balance	Modification description

Taxi medallion	4	$1,306	Loan amortization extension
Total	4	$1,306

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

One-to-four family - residential	-	$-		2	$263	Received below market interest rates and the amortizations were extended
Commercial business and other	-	-		2	739	One received an amortization extension and one received a below market interest rate and an amortization extension
Taxi medallion	9	5,595	All loans amortizations were extended, with three loans also receiving a below market interest rate	-	-
Total	9	$5,595		4	$1,002

The Company did not modify and classify any loans as TDR during the three months ended September 30, 2016.

The recorded investment of the loans modified and classified as TDR presented in the tables above, were unchanged as there was no principal forgiven in these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,533	9	$2,572
Commercial real estate	2	2,031	2	2,062
One-to-four family - mixed-use property	5	1,765	5	1,800
One-to-four family - residential	3	577	3	591
Taxi medallion	21	15,074	12	9,735
Commercial business and other	2	517	2	675
Total performing troubled debt restructured	42	$22,497	33	$17,435

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$377	1	$396

Total troubled debt restructurings that subsequently defaulted	1	$377	1	$396

During the three and nine months ended September 30, 2017 and 2016 there were no TDR loans transferred to non-performing status.

The following table shows our non-performing loans at the periods indicated:

(In thousands)	September 30, 2017	December 31, 2016

Loans ninety days or more past due and still accruing:
Multi-family residential	$415	$-
Commercial real estate	38	-
One-to-four family - mixed-use property	129	386
Taxi medallion	1,147	-
Total	1,729	386

Non-accrual mortgage loans:
Multi-family residential	1,309	1,837
Commercial real estate	1,147	1,148
One-to-four family - mixed-use property	2,217	4,025
One-to-four family - residential	7,434	8,241
Total	12,107	15,251

Non-accrual non-mortgage loans:
Small Business Administration	50	1,886
Taxi medallion	-	3,825
Commercial business and other	4	68
Total	54	5,779

Total non-accrual loans	12,161	21,030

Total non-performing loans	$13,890	$21,416

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2017, we did not foreclose on any consumer mortgages through in-substance repossession. We did not hold any foreclosed residential real estate properties at September 30, 2017. At December 31, 2016, we held one foreclosed residential real estate property for $0.5 million. Included within net loans as of September 30, 2017 and December 31, 2016 was a recorded investment of $8.7 million and $11.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$401	$468	$1,249	$1,405
Less: Interest income included in the results of operations	166	99	434	391
Total foregone interest	$235	$369	$815	$1,014

The following tables show an age analysis of our recorded investment in loans, including loans past maturity, at the periods indicated:

	September 30, 2017
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$6,115	$155	$1,724	$7,994	$2,228,179	$2,236,173
Commercial real estate	3,455	481	1,185	5,121	1,347,654	1,352,775
One-to-four family - mixed-use property	3,577	112	2,346	6,035	550,688	556,723
One-to-four family - residential	3,646	43	7,246	10,935	166,643	177,578
Co-operative apartments	-	-	-	-	7,035	7,035
Construction loans	-	-	-	-	15,811	15,811
Small Business Administration	-	245	-	245	14,240	14,485
Taxi medallion	-	-	1,147	1,147	17,018	18,165
Commercial business and other	-	-	4	4	674,702	674,706
Total	$16,793	$1,036	$13,652	$31,481	$5,021,970	$5,053,451

	December 31, 2016
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,575	$287	$1,837	$4,699	$2,173,805	$2,178,504
Commercial real estate	3,363	22	1,148	4,533	1,241,599	1,246,132
One-to-four family - mixed-use property	4,671	762	4,411	9,844	548,658	558,502
One-to-four family - residential	3,831	194	8,047	12,072	173,695	185,767
Co-operative apartments	-	-	-	-	7,418	7,418
Construction loans	-	-	-	-	11,495	11,495
Small Business Administration	13	-	1,814	1,827	13,371	15,198
Taxi medallion	-	-	3,825	3,825	15,171	18,996
Commercial business and other	22	1	-	23	597,099	597,122
Total	$14,475	$1,266	$21,082	$36,823	$4,782,311	$4,819,134

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

September 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,917	$4,688	$2,568	$990	$130	$306	$2,330	$4,668	$560	$22,157
Charge-off's	(290)	-	(1)	-	-	-	-	(33)	-	(324)
Recoveries	66	25	-	58	-	17	-	4	-	170
Provision (Benefit)	43	(86)	(49)	(90)	(13)	70	3,661	290	(560)	3,266
Ending balance	$5,736	$4,627	$2,518	$958	$117	$393	$5,991	$4,929	$-	$25,269

September 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,177	$4,445	$3,326	$1,044	$75	$574	$1,042	$4,669	$846	$22,198
Charge-off's	(90)	-	(71)	-	-	(361)	-	(19)	-	(541)
Recoveries	11	11	47	-	-	44	-	25	-	138
Provision (Benefit)	(103)	60	(234)	(27)	15	151	1,290	(477)	(675)	-
Ending balance	$5,995	$4,516	$3,068	$1,017	$90	$408	$2,332	$4,198	$171	$21,795

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the nine month periods indicated:

September 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(452)	(4)	(36)	(170)	-	(89)	(54)	(48)	-	(853)
Recoveries	297	93	68	58	-	66	-	45	-	627
Provision (Benefit)	(32)	51	(417)	55	25	(65)	3,802	440	(593)	3,266
Ending balance	$5,736	$4,627	$2,518	$958	$117	$393	$5,991	$4,929	$-	$25,269

September 30, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(155)	-	(139)	(74)	-	(362)	-	(59)	-	(789)
Recoveries	230	11	252	366	-	118	-	72	-	1,049
Provision (Benefit)	(798)	266	(1,272)	(502)	40	390	1,989	(284)	171	-
Ending balance	$5,995	$4,516	$3,068	$1,017	$90	$408	$2,332	$4,198	$171	$21,795

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

	September 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$2,236,173	$1,352,775	$556,723	$177,578	$7,035	$15,811	$14,485	$18,165	$674,706	$5,053,451
Ending balance: individually evaluated for impairment	$4,721	$6,798	$6,317	$10,079	$-	$1,178	$370	$18,165	$748	$48,376
Ending balance: collectively evaluated for impairment	$2,231,452	$1,345,977	$550,406	$167,499	$7,035	$14,633	$14,115	$-	$673,958	$5,005,075

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$217	$154	$206	$56	$-	$-	$-	$5,991	$8	$6,632
Ending balance: collectively evaluated for impairment	$5,519	$4,473	$2,312	$902	$-	$117	$393	$-	$4,921	$18,637

	December 31, 2016
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,178,504	$1,246,132	$558,502	$185,767	$7,418	$11,495	$15,198	$18,996	$597,122	$-	$4,819,134
Ending balance: individually evaluated for impairment	$5,923	$6,551	$8,809	$9,989	$-	$-	$1,937	$16,282	$2,492	$-	$51,983
Ending balance: collectively evaluated for impairment	$2,172,581	$1,239,581	$549,693	$175,778	$7,418	$11,495	$13,261	$2,714	$594,630	$-	$4,767,151

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$232	$179	$417	$60	$-	$-	$90	$2,236	$12	$-	$3,226
Ending balance: collectively evaluated for impairment	$5,691	$4,308	$2,486	$955	$-	$92	$391	$7	$4,480	$593	$19,003

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,489	$2,935	$-	$3,660	$3,796	$-
Commercial real estate	4,767	4,767	-	4,489	4,516	-
One-to-four family mixed-use property	5,079	5,454	-	6,435	6,872	-
One-to-four family residential	9,661	10,696	-	9,560	11,117	-
Co-operative apartments	-	-	-	-	-	-
Construction	1,178	1,178	-	-	-	-
Non-mortgage loans:
Small Business Administration	370	386	-	416	509	-
Taxi medallion	2,608	2,608	-	2,334	2,476	-
Commercial business and other	380	749	-	2,072	2,443	-

Total loans with no related allowance recorded	26,532	28,773	-	28,966	31,729	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,232	2,232	217	2,263	2,263	232
Commercial real estate	2,031	2,031	154	2,062	2,062	179
One-to-four family mixed-use property	1,238	1,238	206	2,374	2,376	417
One-to-four family residential	418	418	56	429	429	60
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	-	-	-	1,521	1,909	90
Taxi medallion	15,557	15,557	5,991	13,948	13,948	2,236
Commercial business and other	368	368	8	420	420	12

Total loans with an allowance recorded	21,844	21,844	6,632	23,017	23,407	3,226

Total Impaired Loans:
Total mortgage loans	$29,093	$30,949	$633	$31,272	$33,431	$888

Total non-mortgage loans	$19,283	$19,668	$5,999	$20,711	$21,705	$2,338

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,451	$12	$4,639	$23
Commercial real estate	5,142	60	4,661	55
One-to-four family mixed-use property	5,269	45	8,234	37
One-to-four family residential	10,023	29	10,204	19
Co-operative apartments	-	-	-	-
Construction	890	15	285	-
Non-mortgage loans:
Small Business Administration	260	5	404	13
Taxi medallion	3,177	19	5,053	52
Commercial business and other	1,254	6	2,211	45

Total loans with no related allowance recorded	28,466	191	35,691	244

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,242	28	2,279	29
Commercial real estate	2,040	24	2,080	24
One-to-four family mixed-use property	1,445	16	2,567	35
One-to-four family residential	422	4	435	4
Co-operative apartments	-	-	-	-
Construction	-	-	-	-
Non-mortgage loans:
Small Business Administration	-	-	397	1
Taxi medallion	14,716	73	6,459	17
Commercial business and other	385	5	448	7

Total loans with an allowance recorded	21,250	150	14,665	117

Total Impaired Loans:
Total mortgage loans	$29,924	$233	$35,384	$226

Total non-mortgage loans	$19,792	$108	$14,972	$135

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the nine months ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,650	$57	$5,129	$69
Commercial real estate	5,881	214	4,841	162
One-to-four family mixed-use property	5,399	123	8,407	119
One-to-four family residential	10,062	85	10,457	69
Co-operative apartments	-	-	-	-
Construction	794	22	380	-
Non-mortgage loans:
Small Business Administration	230	9	353	38
Taxi medallion	3,771	74	3,369	155
Commercial business and other	1,584	93	2,265	136

Total loans with no related allowance recorded	30,371	677	35,201	748

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,391	107	2,284	87
Commercial real estate	2,039	72	2,173	73
One-to-four family mixed-use property	1,379	50	2,622	107
One-to-four family residential	422	12	403	10
Co-operative apartments	-	-	-	-
Construction	-	-	-	-
Non-mortgage loans:
Small Business Administration	-	-	315	4
Taxi medallion	14,663	166	5,009	91
Commercial business and other	383	17	962	20

Total loans with an allowance recorded	21,277	424	13,768	392

Total Impaired Loans:
Total mortgage loans	$31,017	$742	$36,696	$696

Total non-mortgage loans	$20,631	$359	$12,273	$444

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	September 30, 2017
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$9,333	$2,188	$-	$-	$11,521
Commercial real estate	1,015	4,767	-	-	5,782
One-to-four family - mixed-use property	1,700	4,551	-	-	6,251
One-to-four family - residential	915	9,503	-	-	10,418
Co-operative apartments	-	-	-	-	-
Construction loans	-	1,178	-	-	1,178
Small Business Administration	585	215	-	-	800
Taxi medallion	-	18,165	-	-	18,165
Commercial business and other	17,694	748	-	-	18,442
Total loans	$31,242	$41,315	$-	$-	$72,557

	December 31, 2016
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$7,133	$3,351	$-	$-	$10,484
Commercial real estate	2,941	4,489	-	-	7,430
One-to-four family - mixed-use property	4,197	7,009	-	-	11,206
One-to-four family - residential	1,205	9,399	-	-	10,604
Co-operative apartments	-	-	-	-	-
Construction loans	-	-	-	-	-
Small Business Administration	540	436	-	-	976
Taxi medallion	2,715	16,228	54	-	18,997
Commercial business and other	9,924	2,493	-	-	12,417
Total loans	$28,655	$43,405	$54	$-	$72,114

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $94.7 million and $229.0 million, respectively, at September 30, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.       Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2017 and December 31, 2016, the Bank did not have any loans held for sale.

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer. Additionally, at times the Company may sell participating interests in performing loans.

The following table shows loans sold during the period indicated:

	For the three months ended September 30, 2017

(Dollars in thousands)	Loans sold	Proceeds	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	2	$707	$30
Commercial real estate	3	1,118	34
One-to-four family - mixed-use property	3	913	115
Total	8	$2,738	$179

Performing loans
Multi-family residential	10	$12,704	$(22)
Commercial real estate	2	17,832	(7)
Small Business Administration	1	142	2
Total	13	$30,678	$(27)

	For the three months ended September 30, 2016

(Dollars in thousands)	Loans sold	Proceeds	Net gain
Delinquent and non-performing loans
Multi-family residential	3	$632	$1
One-to-four family - mixed-use property	8	2,507	239
Total	11	$3,139	$240

	For the nine months ended September 30, 2017

(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	2	$707	$-	$30
Commercial real estate	4	1,453	(4)	35
One-to-four family - mixed-use property	8	2,703	(33)	143
Total	14	$4,863	$(37)	$208

Performing loans
Multi-family residential	12	$18,784	$-	$(36)
Commercial real estate	7	26,283	-	(28)
Small Business Administration	8	5,061	-	252
Total	27	$50,128	$-	$188

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2016

(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	9	$2,680	$(8)	$3
Commercial real estate	2	192	-	-
One-to-four family - mixed use	15	5,093	-	262
Total	26	$7,965	$(8)	$265

Performing loans
Small Business Administration	6	3,534	-	319
Total	6	$3,534	$-	$319

7.       Stock-Based Compensation

For the three months ended September 30, 2017 and 2016, the Company’s net income, as reported, includes $1.1 million of stock-based compensation costs and $0.4 of income tax benefits related to the stock-based compensation plans in each of the periods. For the nine months ended September 30, 2017 and 2016, the Company’s net income, as reported, includes $5.2 million and $4.7 million, respectively, of stock-based compensation costs and $1.7 million and $1.8 million, respectively, of income tax benefits related to the stock-based compensation plans. The Company did not issue any restricted stock units during the three months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017 and 2016, the Company granted 276,900 and 337,175 restricted stock units, respectively. The Company has not granted stock options since 2009. At September 30, 2017, the Company had 1,200 stock options, all 100% vested, outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminates, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 953,268 shares are available for future issuance under the 2014 Omnibus Plan at September 30, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s restricted stock unit (“RSU”) awards at or for the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2016	488,779	$18.99
Granted	276,900	28.21
Vested	(244,762)	21.93
Forfeited	(22,860)	23.61
Non-vested at September 30, 2017	498,057	$22.46

Vested but unissued at September 30, 2017	244,077	$22.67

As of September 30, 2017, there was $8.7 million of total unrecognized compensation cost related to RSU awards granted. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of awards vested for the three months ended September 30, 2017 and 2016 was $14,000 and $4,000, respectively. The total fair value of awards vested for the nine months ended September 30, 2017 and 2016 was $7.0 million and $4.8 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three and nine months ended September 30, 2017 and 2016 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Proceeds from stock options exercised	$-	$5	$-	$132
Fair value of shares received upon exercise of stock options	-	262	37	612
Tax benefit (expense) related to stock options exercised	-	(10)	39	(12)
Intrinsic value of stock options exercised	-	44	96	156

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2017:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2016	89,339	$29.39
Granted	7,889	27.42
Forfeited	(10)	28.95
Distributions	(8,471)	28.69
Outstanding at September 30, 2017	88,747	$29.72
Vested at September 30, 2017	88,431	$29.72

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $0.2 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. The total fair value of the distributions from the Phantom Stock Plan was $0.2 million for the three months ended September 30, 2017. There were no distributions for the three months ended September 30, 2016.

For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense for the Phantom Stock Plan of $0.1 million and $0.2 million, respectively. The total fair value of the distributions from the Phantom Stock Plan during the nine months ended September 30, 2017 and 2016 was $0.2 million and $28,000, respectively.

8.       Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016

Employee Pension Plan:
Interest cost	$216	$226	$648	$678
Amortization of unrecognized loss	174	201	523	604
Expected return on plan assets	(348)	(348)	(1,044)	(1,044)
Net employee pension expense	$42	$79	$127	$238

Outside Director Pension Plan:
Service cost	$10	$11	$30	$33
Interest cost	23	24	69	72
Amortization of unrecognized gain	(23)	(21)	(69)	(65)
Amortization of past service liability	10	9	30	30
Net outside director pension expense	$20	$23	$60	$70

Other Postretirement Benefit Plans:
Service cost	$79	$90	$237	$270
Interest cost	76	80	228	240
Amortization of unrecognized loss	-	12	-	36
Amortization of past service credit	(21)	(22)	(64)	(64)
Net other postretirement expense	$134	$160	$401	$482

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2016 that it expects to contribute $0.3 million and $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), respectively, during the year ending December 31, 2017. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2017, the Company has contributed $108,000 to the Outside Director Pension Plan and $60,000 in contributions were made to the Other Postretirement Benefit Plans. As of September 30, 2017, the Company has not revised its expected contributions for the year ending December 31, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.        Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2017, the Company carried financial assets and financial liabilities under the fair value option with fair values of $21.4 million and $36.1 million, respectively. At December 31, 2016, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.4 million and $34.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the nine months ended September 30, 2017.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2017	2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Mortgage-backed securities	$1,696	$2,016	$(5)	$(6)	$(15)	$(4)
Other securities	19,712	28,429	40	(30)	184	156
Borrowed funds	36,071	33,959	(925)	(296)	(2,090)	1,250
Net gain (loss) from fair value adjustments (1) (2)			$(890)	$(332)	$(1,921)	$1,402

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $0.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, from the change in the fair value of interest rate swaps.

(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $0.9 million and $4.3 million for the nine months ended September 30, 2017 and 2016, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2017 and December 31, 2016. The fair value of borrowed funds includes accrued interest payable of $0.2 million and $0.1 million at September 30, 2017 and December 31, 2016, respectively.

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

Level 1 – where quoted market prices are available in an active market. At September 30, 2017, Level 1 included one mutual fund. At December 31, 2016, the Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2017 and December 31, 2016, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2017, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company. At December 31, 2016, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and a single issuer trust preferred security.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at September 30, 2017 and December 31, 2016:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$519,861	$516,476	$-	$-	$519,861	$516,476
Other securities	11,589	-	264,026	337,544	1,083	7,361	276,698	344,905
Interest rate swaps	-	-	5,410	6,350	-	-	5,410	6,350

Total assets	$11,589	$-	$789,297	$860,370	$1,083	$7,361	$801,969	$867,731

Liabilities:
Borrowings	$-	$-	$-	$-	$36,071	$33,959	$36,071	$33,959
Interest rate swaps	-	-	4,645	3,386	-	-	4,645	3,386

Total liabilities	$-	$-	$4,645	$3,386	$36,071	$33,959	$40,716	$37,345

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended
	September 30, 2017		September 30, 2016
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,444	$35,137	$7,167	$27,485
Security call	(6,300)	-	-	-
Net gain from fair value adjustment of financial assets (1)	28	-	23	-
Net loss from fair value adjustment of financial liabilities (1)	-	925	-	296
Decrease in accrued interest receivable	(89)	-	-	-
Increase in accrued interest payable	-	9	-	10
Change in unrealized gains included in other comprehensive income	-	-	1	-
Ending balance	$1,083	$36,071	$7,191	$27,791

Changes in unrealized gains held at period end	$-	$-	$1	$-

(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended
	September 30, 2017		September 30, 2016
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,361	$33,959	$7,212	$29,018
Security call	(6,300)	-	-	-
Net gain (loss) from fair value adjustment of financial assets (1)	108	-	(23)	-
Net loss (gain) from fair value adjustment of financial liabilities (1)	-	2,090	-	(1,250)
Decrease in accrued interest receivable	(88)	-	-	-
Increase in accrued interest payable	-	22	1	23
Change in unrealized gains included in other comprehensive income	2	-	1	-
Ending balance	$1,083	$36,071	$7,191	$27,791

Changes in unrealized gains held at period end	$-	$-	$1	$-

(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

During the three and nine months ended September 30, 2017, one mutual fund security for $11.6 million was transferred from Level 2 into Level 1. There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2017

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,083	Discounted cash flows	Discount rate	n/a	5.9%

Liabilities:

Junior subordinated debentures	$36,071	Discounted cash flows	Discount rate	n/a	5.9%

	December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,191	Discounted cash flows	Discount rate	6.3%	-	7.1%	7.0%

Liabilities:

Junior subordinated debentures	$33,959	Discounted cash flows	Discount rate		n/a		6.3%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2017 and December 31, 2016, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value at September 30, 2017 and December 31, 2016:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$20,159	$14,968	$20,159	$14,968
Other real estate owned	-	-	-	-	-	533	-	533

Total assets	$-	$-	$-	$-	$20,159	$15,501	$20,159	$15,501

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2017

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$1,566	Income approach	Capitalization rate	6.5%	to	7.5%	7.0%

			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$13,852	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	16.2%	-0.6%

			Reduction for planned expedited disposal	0.0%	to	15.0%	3.7%

Impaired loans	$4,741	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	25.0%	-0.8%

			Capitalization rate	5.0%	to	9.8%	7.5%

			Reduction for planned expedited disposal	14.5%	to	15.0%	15.0%

	December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$2,007	Income approach	Capitalization rate	6.0%	to	7.5%	7.0%

			Reduction planned for expedited disposal		15.0%		15.0%

Impaired loans	$8,703	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-40.0%	to	16.2%	-1.5%

			Reduction planned for expedited disposal	0%	to	15.0%	7.7%

Impaired loans	$4,258	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-0.6%

			Capitalization rate	5.3%	to	9.5%	7.2%

			Reduction planned for expedited disposal		15.0%		15.0%

Other real estate owned	$533	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	3.3%	to	18.6%	11.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The methods and assumptions used to estimate fair value at September 30, 2017 and December 31, 2016 are as follows:

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

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or, for collateral dependent loans, 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates.

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

Other Financial Instruments:

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable). At September 30, 2017 and December 31, 2016, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$60,161	$60,161	$60,161	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,978	7,839	-	7,839	-
Other securities	22,952	21,542	-	-	21,542
Securities available for sale
Mortgage-backed securities	519,861	519,861	-	519,861	-
Other securities	276,698	276,698	11,589	264,026	1,083
Loans	5,070,376	5,058,558	-	-	5,058,558
FHLB-NY stock	55,228	55,228	-	55,228	-
Accrued interest receivable	21,076	21,076	-	21,076	-
Interest rate swaps	5,410	5,410	-	5,410	-

Total assets	$6,039,740	$6,026,373	$71,750	$873,440	$5,081,183

Liabilities:
Deposits	$4,444,448	$4,445,811	$3,039,893	$1,405,918	$-
Borrowings	1,200,682	1,196,962	-	1,160,891	36,071
Accrued interest payable	3,512	3,512	-	3,512	-
Interest rate swaps	4,645	4,645	-	4,645	-

Total liabilities	$5,653,287	$5,650,930	$3,039,893	$2,574,966	$36,071

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

10.        Derivative Financial Instruments

At September 30, 2017 and December 31, 2016, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at September 30, 2017 and December 31, 2016; 2) mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $279.5 million and $235.4 million at September 30, 2017 and December 31, 2016, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $50.0 million at September 30, 2017.

At September 30, 2017, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges. At December 31, 2016, we held fair value hedges and certain derivatives not designated as hedges.

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

At September 30, 2017 and December 31, 2016, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At September 30, 2017 and December 31, 2016, derivatives with a combined notional amount of $261.2 million and $217.1 million were designated as fair value hedges. At September 30, 2017, derivatives with a combined notional amount of $50.0 million were designated as cash flow hedges. At December 31, 2016, the Company did not have any cash flow hedges.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	September 30, 2017		December 31, 2016
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)

Interest rate swaps (fair value hedge)	$176,408	$5,410	$182,177	$6,350
Interest rate swaps (fair value hedge)	84,774	(1,482)	34,916	(658)
Interest rate swaps (non-hedge)	36,321	(3,045)	36,321	(2,728)
Interest rate swaps (cash flow hedge)	50,000	(118)	-	-
Total derivatives	$347,503	$765	$253,414	$2,964

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Financial Derivatives:
Interest rate swaps (non-hedge)	$(56)	$(111)	$(316)	$(3,532)
Interest rate swaps (fair value hedge)	(351)	(380)	(597)	(795)
Net loss (1)	$(407)	$(491)	$(913)	$(4,327)

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

During the three months and nine months ended September 30, 2017 and 2016, the Company did not record any hedge ineffectiveness.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2017
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$5,410	$-	$5,410	$-	$670	$4,740

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$4,645	$-	$4,645	$1,105	$-	$3,540

	December 31, 2016
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$6,350	$-	$6,350	$-	$2,964	$3,386

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$3,386	$-	$3,386	$-	$-	$3,386

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

Income tax provisions are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Federal:
Current	$6,703	$6,474	$16,308	$26,362
Deferred	(2,023)	(906)	(1,303)	(844)
Total federal tax provision	4,680	5,568	15,005	25,518
State and Local:
Current	1,398	1,492	2,817	7,853
Deferred	(787)	(405)	(502)	(384)
Total state and local tax provision	611	1,087	2,315	7,469

Total income tax provision	$5,291	$6,655	$17,320	$32,987

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.        Accumulated Other Comprehensive Income (Loss):

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended September 30, 2017:

	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(2,110)	$(124)	$(4,342)	$(6,576)
Other comprehensive income before reclassifications, net of tax	(333)	56	-	(277)

Amounts reclassified from accumulated other comprehensive income, net of tax	108	-	81	189

Net current period other comprehensive income, net of tax	(225)	56	81	(88)

Ending balance, net of tax	$(2,335)	$(68)	$(4,261)	$(6,664)

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended September 30, 2016:

	Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$7,923	$(4,835)	$3,088
Other comprehensive income before reclassifications, net of tax	(2,942)	-	(2,942)

Amounts reclassified from accumulated other comprehensive income, net of tax	-	103	103

Net current period other comprehensive income, net of tax	(2,942)	103	(2,839)

Ending balance, net of tax	$4,981	$(4,732)	$249

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2017:

	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(3,859)	$-	$(4,503)	$(8,362)
Other comprehensive income before reclassifications, net of tax	1,416	(68)	-	1,348

Amounts reclassified from accumulated other comprehensive income, net of tax	108	-	242	350

Net current period other comprehensive income, net of tax	1,524	(68)	242	1,698

Ending balance, net of tax	$(2,335)	$(68)	$(4,261)	$(6,664)

The following table sets forth the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2016:

	Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income before reclassifications, net of tax	6,852	-	6,852

Amounts reclassified from accumulated other comprehensive income, net of tax	(1,350)	309	(1,041)

Net current period other comprehensive income, net of tax	5,502	309	5,811

Ending balance, net of tax	$4,981	$(4,732)	$249

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive loss by component for the periods indicated:

For the three months ended September 30, 2017

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized losses on available for sale securities:	$(186)		Net loss on sale of securities
	78		Tax benefit
	$(108)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(152)	(1)	Other operating expense
Prior service credits	12	(1)	Other operating expense
	(140)		Total before tax
	59		Tax benefit
	$(81)		Net of tax

For the three months ended September 30, 2016

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(192)	(1)	Other operating expense
Prior service credits	11	(1)	Other operating expense
	(181)		Total before tax
	78		Tax benefit
	$(103)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2017

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized losses on available for sale securities:	$(186)		Net loss on sale of securities
	78		Tax benefit
	$(108)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(454)	(1)	Other operating expense
Prior service credits	34	(1)	Other operating expense
	(420)		Total before tax
	178		Tax benefit
	$(242)		Net of tax

For the nine months ended September 30, 2016
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized gains on available for sale securities:	$2,363		Net gain on sale of securities
	(1,013)		Tax expense
	$1,350		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(575)	(1)	Other operating expense
Prior service credits	33	(1)	Other operating expense
	(542)		Total before tax
	233		Tax benefit
	$(309)		Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 8 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

13.        Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of September 30, 2017, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2017 is 1.25% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at September 30, 2017 was 6.60%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	September 30, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$629,748	10.10%	$607,033	10.12%
Requirement to be well capitalized	311,625	5.00	299,848	5.00
Excess	318,123	5.10	307,185	5.12

Common Equity Tier I risk-based capital:
Capital level	$629,748	14.04%	$607,033	14.12%
Requirement to be well capitalized	291,614	6.50	279,443	6.50
Excess	338,134	7.54	327,590	7.62

Tier 1 risk-based capital:
Capital level	$629,748	14.04%	$607,033	14.12%
Requirement to be well capitalized	358,910	8.00	343,930	8.00
Excess	270,838	6.04	263,103	6.12

Total risk-based capital:
Capital level	$655,017	14.60%	$629,262	14.64%
Requirement to be well capitalized	448,637	10.00	429,913	10.00
Excess	206,380	4.60	199,349	4.64

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2017, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at September 30, 2017 was 6.61%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2017		December 31, 2016
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$565,265	9.07%	$539,228	9.00%
Requirement to be well capitalized	311,475	5.00	299,654	5.00
Excess	253,790	4.07	239,574	4.00

Common Equity Tier I risk-based capital:
Capital level	$530,442	11.84%	$506,432	11.79%
Requirement to be well capitalized	291,325	6.50	279,121	6.50
Excess	239,117	5.34	227,311	5.29

Tier 1 risk-based capital:
Capital level	$565,265	12.61%	$539,228	12.56%
Requirement to be well capitalized	358,554	8.00	343,534	8.00
Excess	206,711	4.61	195,694	4.56

Total risk-based capital:
Capital level	$665,534	14.85%	$636,457	14.82%
Requirement to be well capitalized	448,193	10.00	429,417	10.00
Excess	217,341	4.85	207,040	4.82

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.       New Authoritative Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815)” providing targeted improvements to the accounting for hedging activities, which is effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations, financial condition and cash flows.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” which sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has begun collecting and evaluating data and system requirements to implement this standard. The adoption of this update could have a material impact on the Company’s consolidated results of operations and financial condition. The extent of the impact is still unknown and will depend on many factors, such as the composition of the Company’s loan portfolio and expected loss history at adoption. Management has developed committees to evaluate and implement CECL.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. ASU 2014-09 does not apply to the majority of our revenue streams. In August 2015, the FASB approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Company has completed a review of its income streams determining that a significant portion of its income is derived from sources scoped out of this guidance, therefore, we do not believe the adoption of this standard will have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

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

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 and became a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Bank. In 2013, the Bank’s charter was changed to a full-service New York State chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) Small Business Administration (“SBA”) loans and other small business loans; (3) construction loans, primarily for residential properties; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income primarily from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by changes in the fair value of financial assets and financial liabilities for which changes in value are recorded through earnings, our periodic provision for loan losses and specific provision for losses on real estate owned.

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

During the third quarter of 2017, we continued our strategy of focusing our origination efforts on higher yielding loans. Loan originations and purchases for the nine months ended September 30, 2017 totaled $710.7 million, with multi-family real estate, commercial real estate and commercial business loans accounting for 89.3% of originations and purchases. Our total loan portfolio grew 5% during the nine months ended September 30, 2017 while holding our strong underwriting standards. Loan applications in process strengthened to $417.0 million at September 30, 2017, compared to $279.1 million at June 30, 2017 and $289.3 million at September 30, 2016.

The yield on loan production increased 21 basis points to 4.25% for the three months ended September 30, 2017, from 4.04% for the three months ended June 30, 2017 and 51 basis points from 3.74% for the comparable quarter of 2016. This marks the first quarter since the quarter ended December 31, 2008 that our yield from new loan originations and purchases exceeded the yield of our total loan portfolio, after excluding prepayment penalty income and recovered interest from delinquent loans.

Our net interest margin for the three months ended September 30, 2017 was 2.90%, a decrease of five basis points from the trailing quarter and four basis points from the comparable prior year period. At the end of the second quarter of 2017, in order to remain competitive in our market, we increased the rates paid on our government deposits by a weighted average of 33 basis points. At the same time, we expanded BankPurely®, our eco-friendly, socially conscious, healthier lifestyle community internet brand, by offering a premium savings account. The full impact of these initiatives was experienced in the most recent quarter, as the cost of total deposits increased 14 basis points from the second quarter of 2017. Additionally, this quarter’s net-interest margin was negatively impacted by seasonal government deposit outflows, which were replaced with short-term borrowings costing an additional 30 basis points to 65 basis points.

We continued our discipline regarding non-interest expense and credit quality continued to improve, as our non-performing assets have decreased by 37% since the end of 2016 and net charge-offs remain minimal. However, during the recent quarter, we recorded a provision for loan losses for the first time since the fourth quarter of 2015, of $3.3 million. The provision was the result of a reduction in the estimated fair value of the collateral underlying our performing taxi medallion portfolio. At September 30, 2017, we have allocated $6.0 million of our allowance for taxi medallion loans which equals 33.0% of the outstanding principal.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Bank and Company are subject to the same regulatory capital requirements. See Note 13 of the Notes to the Consolidated Financial Statements “Regulatory Capital”.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

General. Net income for the three months ended September 30, 2017 was $10.2 million, a decrease of $0.5 million, or 4.3%, compared to $10.6 million for the three months ended September 30, 2016. Diluted earnings per common share were $0.35 for the three months ended September 30, 2017, a decrease of $0.02, or 5.4%, from $0.37 for the three months ended September 30, 2016.

Return on average equity decreased to 7.6% for the three months ended September 30, 2017 from 8.4% for the three months ended September 30, 2016. Return on average assets was 0.7% for the three months ended September 30, 2017 and 2016.

Interest Income. Interest and dividend income increased $3.8 million, or 6.8%, to $59.3 million for the three months ended September 30, 2017 from $55.5 million for the three months ended September 30, 2016. The increase in interest income was primarily attributable to an increase of $251.7 million in the average balance of interest-earning assets to $5,936.1 million for the three months ended September 30, 2017 from $5,684.4 million for the comparable prior year period, combined with an increase of nine basis points in the yield of interest-earning assets to 4.00% for the three months ended September 30, 2017 from 3.91% in the comparable prior year period. The increase in the yield on interest-earning assets of nine basis points was primarily due to an increase of $347.1 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets, combined with a decrease of $94.3 million in the average balance of total securities, which have a lower yield than the yield of total interest-earning assets. The yield of interest-earning assets also improved due to increases of four basis points and 12 basis points, respectively, in the yields of total loans, net and taxable securities for the three months ended September 30, 2017 from the comparable prior year period. Additionally, the yield of interest-earning deposits and federal funds sold increased 60 basis points for the three months ended September 30, 2017 from the comparable prior year period due to increases in the Federal Funds rate. The increases of four basis points in the yield on the total loans, net and 12 basis points in the yield of taxable securities were primarily due to the loans being originated and loans and securities being purchased at higher yields than the existing portfolio yield. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have increased four basis points to 4.09% for the three months ended September 30, 2017 from 4.05% for the three months ended September 30, 2016.

Interest Expense. Interest expense increased $2.5 million, or 17.9%, to $16.3 million for the three months ended September 30, 2017 from $13.8 million for the three months ended September 30, 2016. The increase in interest expense was primarily due to an increase of 14 basis points in the average cost of interest-bearing liabilities to 1.23% for the three months ended September 30, 2017 from 1.09% for the three months ended September 30, 2016, combined with an increase of $216.3 million in the average balance of interest-bearing liabilities to $5,275.9 million for the three months ended September 30, 2017, from $5,059.6 million for the comparable prior year period. The 14 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market. This increase in rates was partially offset by an improvement in our funding mix, as the combined average balance of lower costing savings, NOW and money market deposits increased $352.7 million to $2,597.6 million for the three months ended September 30, 2017 from $2,245.0 million for the comparable prior year period, while the combined average balance of higher costing certificates of deposit and borrowed funds decreased $141.7 million to $2,624.1 million for the three months ended September 30, 2017 from $2,765.8 million for the comparable prior year period.

Net Interest Income. For the three months ended September 30, 2017, net interest income was $43.0 million, an increase of $1.3 million, or 3.2%, from $41.7 million for the three months ended September 30, 2016. The increase in net interest income was primarily due to an increase of $251.7 million in the average balance of interest-earning assets to $5,936.1 million for the three months ended September 30, 2017 from $5,684.4 million for the comparable prior year period. The yield earned on interest-earning assets increased nine basis points to 4.00% for the three months ended September 30, 2017 from 3.91% for the comparable prior year period. The cost of interest-bearing liabilities increased 14 basis points to 1.23% for the three months ended September 30, 2017 as compared to 1.09% for the three months ended September 30, 2016. The effects of the above on both the net interest spread and net interest margin were decreases of five basis points to 2.77% and four basis points to 2.90%, respectively, for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016. Included in net interest income was prepayment penalty income from loans for the three months ended September 30, 2017 and 2016 totaling $1.6 million and $1.5 million, respectively, and recovered interest from non-accrual loans totaling $0.3 million for each of the three months ended September 30, 2017 and 2016. Without the prepayment penalty income and recovered interest, the net interest margin for the three months ended September 30, 2017 would have been 2.77%, a decrease of four basis points, as compared to 2.81% for the three months ended September 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. During the three months ended September 30, 2017, a provision for loan losses was recorded for $3.3 million, compared to none for the comparable prior year period. The provision was the result of a reduction in the estimated fair value of the collateral underlying our performing taxi medallion portfolio. During the three months ended September 30, 2017, the Bank recorded net charge-offs totaling $0.2 million and non-accrual loans decreased $2.0 million to $12.2 million from $14.1 million at June 30, 2017. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 34.9% at September 30, 2017. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended September 30, 2017 was $1.7 million, a decrease of $0.2 million, or 10.4%, from $1.9 million for the three months ended September 30, 2016. The decrease in non-interest income was primarily due to an increase of $0.5 million in net losses from fair value adjustments, partially offset by an increase of $0.3 million in income from bank owned life insurance as compared to the prior year comparable period.

Non-Interest Expense. Non-interest expense was $26.0 million for the three months ended September 30, 2017, a decrease of $0.3 million, or 1.2%, from $26.3 million for the three months ended September 30, 2016. The decrease in non-interest expense was primarily due to the prior year period including a write-down of $0.8 million on one OREO partially offset by an increase in salaries and benefits expense, primarily due to annual salary increases and additions in staffing to support the growth of the Bank.

Income before Income Taxes. Income before the provision for income taxes decreased $1.8 million, or 10.5%, to $15.5 million for the three months ended September 30, 2017 from $17.3 million for the three months ended September 30, 2016 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $5.3 million for the three months ended September 30, 2017, a decrease of $1.4 million, or 20.5%, from $6.7 million for the three months ended September 30, 2016. The effective tax rate decreased to 34.2% for the three months ended September 30, 2017 from 38.5% in the comparable prior year period due to the impact of preferential tax items.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

General. Net income for the nine months ended September 30, 2017 was $35.2 million, a decrease of $15.5 million, or 30.5%, compared to $50.6 million for the nine months ended September 30, 2016. Diluted earnings per common share were $1.21 for the nine months ended September 30, 2017, a decrease of $0.54, or 30.9%, from $1.75 for the nine months ended September 30, 2016.

The nine months ended September 30, 2016, included a net after-tax gain on the sale of buildings of $19.6 million, or $0.67 per diluted common share. The nine months ended September 30, 2017 did not include any net gains on sale of buildings.

Return on average equity decreased to 8.9% for the nine months ended September 30, 2017 from 13.7% for the nine months ended September 30, 2016. Return on average assets decreased to 0.8% for the nine months ended September 30, 2017 from 1.2% for the nine months ended September 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $9.9 million, or 6.0%, to $174.9 million for the nine months ended September 30, 2017 from $165.0 million for the nine months ended September 30, 2016. The increase in interest income was primarily attributable to an increase of $313.5 million in the average balance of interest-earning assets to $5,909.9 million for the nine months ended September 30, 2017 from $5,596.3 million for the comparable prior year period. The yield on interest-earning assets increased two basis points to 3.95% for the nine months ended September 30, 2017 from 3.93% in the comparable prior year period. The increase in the yield on interest-earning assets of two basis points was primarily due to the yield on interest-earning assets being positively impacted by an increase of $407.3 million in the average balance of higher yielding total loans, net to $4,955.4 million for the nine months ended September 30, 2017 from $4,548.2 million for the comparable prior year period. Additionally, the yield on the securities portfolio increased 15 basis points to 2.80% for nine months ended September 30, 2017, from 2.65% for the comparable prior year period and the yield on interest-earning deposits increased 40 basis points to 0.81% for the nine months ended September 30, 2017 from 0.41% for the nine months ended September 30, 2016. The seven basis point decrease in the yield on total loans, net was primarily due to the decline in the rates earned on new loan originations and purchases, as compared to the existing portfolio, loans modifying to lower rates, and higher yielding loans prepaying. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have decreased two basis points to 4.07% for the nine months ended September 30, 2017 from 4.09% for the nine months ended September 30, 2016. The 15 basis point increase in the yield on the securities portfolio was primarily due to the net impact in the current year from $160.0 million in purchases at an average yield on 2.94% with $112.4 million in sales at an average yield of 2.21%.

Interest Expense. Interest expense increased $4.6 million, or 11.4%, to $44.8 million for the nine months ended September 30, 2017 from $40.2 million for the nine months ended September 30, 2016. The increase in interest expense was primarily due to an increase of $250.9 million in the average balance of interest-bearing liabilities to $5,272.8 million for the nine months ended September 30, 2017, from $5,021.9 million for the comparable prior year period. Additionally, the increase was due to an increase of six basis points in the cost of total interest-bearing liabilities to 1.13% for the nine months ended September 30, 2017 from 1.07% for the comparable prior year period. The six basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market. This increase in rates was partially offset by an improvement in our funding mix, as the combined average balance of lower costing savings, NOW and money market deposits increased $329.1 million to $2,645.2 million for the nine months ended September 30, 2017 from $2,316.1 million for the comparable prior year period, while the combined average balance of higher costing certificates of deposit and borrowed funds decreased $83.6 million to $2,566.8 million for the nine months ended September 30, 2017 from $2,650.4 million for the comparable prior year period.

Net Interest Income. For the nine months ended September 30, 2017, net interest income was $130.0 million, an increase of $5.3 million, or 4.3%, from $124.7 million for the nine months ended September 30, 2016. The increase in net interest income was primarily due to an increase of $313.5 million in the average balance of interest-earning assets to $5,909.9 million for the nine months ended September 30, 2017 from the comparable prior year period. The yield earned on interest-earning assets increased two basis points to 3.95% for the nine months ended September 30, 2017. The cost of interest-bearing liabilities increased six basis points to 1.13% for the nine months ended September 30, 2017 as compared to 1.07% for the nine months ended September 30, 2016. The effects of the above on both the net interest spread and net interest margin were decreases of four basis points to 2.82% and 2.93%, respectively, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Included in net interest income was prepayment penalty income from loans for the nine months ended September 30, 2017 and 2016 totaling $3.6 million and $5.0 million, respectively, recovered interest from non-accrual loans totaling $1.1 million and $0.5 million, respectively, and accelerated accretion of discount upon the call of CLO securities totaling $0.4 million and $26,000, respectively. Without the prepayment penalty income, recovered interest and accelerated discount upon call, the net interest margin for the nine months ended September 30, 2017 would have been 2.82%, a decrease of two basis points, as compared to 2.84% for the nine months ended September 30, 2016.

Provision for Loan Losses. During the nine months ended September 30, 2017, a provision for loan losses was recorded for $3.3 million, compared to none for the comparable prior year period. The provision was the result of a reduction in the estimated fair value of the collateral underlying our performing taxi medallion portfolio. During the nine months ended September 30, 2017, the Bank recorded net charge-offs totaling $0.2 million and non-accrual loans decreased $8.9 million to $12.2 million from $21.0 million at December 31, 2016. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 34.9% at September 30, 2017. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Income. Non-interest income for the nine months ended September 30, 2017 was $7.3 million, a decrease of $34.8 million, or 82.7%, from $42.1 million for the nine months ended September 30, 2016. The decrease in non-interest income was primarily due to the prior year period including $33.8 million in net gains on sale of buildings and $2.4 million in net gains on sale of securities compared to no building sales and a net loss of $0.2 million in sales of securities recorded during the nine months ended September 30, 2017. These decreases were partially offset by an increase in the gain from life insurance proceeds of $0.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Non-Interest Expense. Non-interest expense was $81.6 million for the nine months ended September 30, 2017, a decrease of $1.6 million, or 2.0%, from $83.2 million for the nine months ended September 30, 2016. The decrease in non-interest expense was primarily due to the nine months ended September 30, 2016 including a penalty of $2.1 million on the prepayment of $38.0 million in repurchase agreements and $1.7 million in net losses from the sale of OREO compared to no prepayment penalties on borrowings and a net gain on the sale of OREO totaling $50,000 recorded during the nine months ended September 30, 2017. In addition, the nine months ended September 30, 2017 had decreases of $1.1 million in FDIC insurance expense due to lower assessment rates and $0.4 million in foreclosure expense due to improved credit conditions. These reductions in non-interest expense were partially offset by an increase of $2.8 million in salaries and benefits primarily due to annual salary increases and additions in staffing to support the growth of the Bank.

Income before Income Taxes. Income before the provision for income taxes decreased $31.1 million, or 37.2%, to $52.5 million for the nine months ended September 30, 2017 from $83.6 million for the nine months ended September 30, 2016 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2017 was $17.3 million, a decrease of $15.7 million, or 47.5%, from $33.0 million for the comparable prior year period. The decrease was primarily due to a decrease of $31.1 million in income before income taxes and a decrease in the effective tax rate to 33.0% for the nine months ended September 30, 2017 from 39.5% in the comparable prior year period. The decrease in the effective tax rate reflects the impact of a change in the accounting treatment of deductible stock compensation expense from prior years. Additionally, the nine months ended September 30, 2016, effective tax rate reflected the impact of preferential tax items because of that period including the gain on sale buildings.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2017 were $6,261.4 million, an increase of $202.9 million, or 3.3%, from $6,058.5 million at December 31, 2016. Total loans, net increased $231.6 million, or 4.8%, during the nine months ended September 30, 2017 to $5,045.1 million from $4,813.5 million at December 31, 2016. Loan originations and purchases were $710.7 million for the nine months ended September 30, 2017, a decrease of $139.7 million, or 16.4%, from $850.3 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full relationship. The loan pipeline totaled $417.0 million at September 30, 2017 compared to $310.9 million at December 31, 2016.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Multi-family residential (1)	$64,551	$61,378	$254,728	$293,385
Commercial real estate (2)	25,385	68,970	184,676	245,114
One-to-four family – mixed-use property	13,136	12,618	45,334	42,493
One-to-four family – residential	5,843	3,362	16,623	17,050
Co-operative apartments	232	-	232	470
Construction	148	1,920	7,121	6,034
Small Business Administration	4,276	470	6,787	6,785
Commercial business and other (3)	69,354	84,525	195,150	239,015
Total	$182,925	$233,243	$710,651	$850,346

(1)	Includes purchases of $31.0 million and $98.4 million for the nine months ended September 30, 2017 and 2016, respectively. There were purchases of $8.4 million during the three months ended September 30, 2017. There were no purchases during the three months ended September 30, 2016.
(2)	Includes purchases of $25.9 million and $25.9 million for the nine months ended September 30, 2017 and 2016, respectively. There were no purchases during the three months ended September 30, 2017. There were no purchases during the three months ended September 30, 2016.
(3)	Includes purchases of $18.9 million and $13.7 million for the nine months ended September 30, 2017 and 2016, respectively. There were purchases of $9.0 million during the three months ended September 30, 2017. There were no purchases during the three months ended September 30, 2016.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated during the third quarter of 2017 had an average loan-to-value ratio of 41.2% and an average debt coverage ratio of 187%.

The Bank’s non-performing assets totaled $13.9 million at September 30, 2017, a decrease of $8.1 million, or 36.7%, from $21.9 million at December 31, 2016. Total non-performing assets as a percentage of total assets were 0.22% at September 30, 2017 compared to 0.36% at December 31, 2016. The ratio of allowance for loan losses to total non-performing loans was 181.9% at September 30, 2017 and 103.8% at December 31, 2016.

During the nine months ended September 30, 2017, mortgage-backed securities including held-to-maturity increased $11.4 million, or 2.2%, to $527.8 million from $516.5 million at December 31, 2016. The increase in mortgage-backed securities during the nine months ended September 30, 2017 was primarily due to purchases of $149.9 million at an average yield of 2.88%, partially offset by sales of $78.7 million at an average yield on 2.09% and principal repayments of $60.6 million.

During the nine months ended September 30, 2017, other securities including held-to-maturity, decreased $83.0 million, or 21.7%, to $299.7 million from $382.6 million at December 31, 2016. The decrease in other securities during the nine months ended September 30, 2017 was primarily due to $43.1 million in calls of CLO securities and one private issue trust preferred security, sales totaling $33.7 million at an average yield of 2.49% and $14.8 million in maturities of municipal securities, partially offset by a purchase of $10.0 million corporate bond at an average yield on 3.86%. Other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, collateralized loan obligations and corporate bonds.

Liabilities. Total liabilities were $5,721.8 million at September 30, 2017, an increase of $177.1 million, or 3.2%, from $5,544.6 million at December 31, 2016. During the nine months ended September 30, 2017, due to depositors increased $225.4 million, or 5.4%, to $4,390.8 million, due to increases of $192.9 million in core deposits and $32.4 million in certificates of deposit. The increase in core deposits was due to increases of $148.3 million, $68.9 million and $29.3 million in money market, savings and demand accounts, respectively, partially offset by a decrease of $53.7 million in NOW accounts. Borrowed funds decreased $65.9 million during the nine months ended September 30, 2017. The decrease in borrowed funds was primarily due to a decrease in FHLB short-term borrowings as funding needs were provided by increased deposits.

Equity. Total stockholders’ equity increased $25.8 million, or 5.0%, to $539.6 million at September 30, 2017 from $513.9 million at December 31, 2016. Stockholders’ equity increased primarily due to net income of $35.2 million, the net impact totaling $4.9 million from the vesting and exercising of shares of employee and director stock plans and other comprehensive income totaling $1.7 million, primarily due to an increase in the fair value of the securities portfolio. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $0.54 per common share totaling $15.7 million and the purchase of 10,000 treasury shares, at an average cost of $27.80 per share, totaling $0.3 million. Book value per common share was $18.72 at September 30, 2017 compared to $17.95 at December 31, 2016.

Cash flow. During the nine months ended September 30, 2017, funds provided by the Company's operating activities amounted to $53.1 million. These funds, combined with $151.2 million provided from financing activities, were utilized to fund net investing activities of $180.0 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the nine months ended September 30, 2017, the net total of loan originations and purchases less loan repayments and sales was $255.1 million. During the nine months ended September 30, 2017, the Company also funded $152.1 million in purchases of securities available for sale and $8.0 million of securities held-to-maturity. During the nine months ended September 30, 2017, funds were provided by long-term borrowed funds totaling $180.0 million and a net increase in total deposits of $238.4 million. Additionally, $216.6 million in proceeds from maturities, sales, calls and prepayments of securities available for sale and $14.8 million in maturities of securities held-to-maturity provided funds. In addition to funding loan growth, these funds were used to repay $205.0 million in long-term borrowings and $43.5 million in net short-term borrowings. The Company also used funds of $15.7 million and $2.9 million for dividend payments and purchases of treasury stock, respectively, during the nine months ended September 30, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

INTEREST RATE RISK

The Consolidated Statements of Financial Position have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets which could adversely affect the Company’s results of operations if such assets were sold, or, in the case of securities classified as available for sale, decreases in the Company’s stockholders’ equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2017. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2017, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2017:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	5.03%	11.57%	12.52%
-100 Basis points	4.63	3.84	12.04
Base interest rate	0.00	0.00	11.89
+100 Basis points	-6.05	-8.76	11.18
+200 Basis points	-12.18	-15.24	10.66

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended September 30, 2017 and 2016, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2017				2016
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,350,338	$46,121	4.24%		$4,093,240	$43,777	4.28%
Other loans, net	683,328	7,197	4.21		593,353	5,404	3.64
Total loans, net (1)	5,033,666	53,318	4.24		4,686,593	49,181	4.20
Taxable securities:
Mortgage-backed securities	520,889	3,335	2.56		554,515	3,350	2.42
Other securities	189,957	1,787	3.76		245,477	2,160	3.52
Total taxable securities	710,846	5,122	2.88		799,992	5,510	2.76
Tax-exempt securities: (2)
Other securities	142,899	758	2.12		148,004	784	2.12
Total tax-exempt securities	142,899	758	2.12		148,004	784	2.12
Interest-earning deposits and federal funds sold	48,718	121	0.99		49,824	49	0.39
Total interest-earning assets	5,936,129	59,319	4.00		5,684,413	55,524	3.91
Other assets	303,192				292,312
Total assets	$6,239,321				$5,976,725

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$330,316	583	0.71		$258,884	306	0.47
NOW accounts	1,340,228	2,468	0.74		1,384,368	1,979	0.57
Money market accounts	927,067	2,337	1.01		601,709	990	0.66
Certificate of deposit accounts	1,375,052	5,218	1.52		1,428,770	5,213	1.46
Total due to depositors	3,972,663	10,606	1.07		3,673,731	8,488	0.92
Mortgagors' escrow accounts	54,236	49	0.36		48,840	32	0.26
Total deposits	4,026,899	10,655	1.06		3,722,571	8,520	0.92
Borrowed funds	1,249,038	5,623	1.80		1,337,049	5,291	1.58
Total interest-bearing liabilities	5,275,937	16,278	1.23		5,059,620	13,811	1.09
Non interest-bearing deposits	354,149				318,188
Other liabilities	72,767				89,943
Total liabilities	5,702,853				5,467,751
Equity	536,468				508,974
Total liabilities and equity	$6,239,321				$5,976,725

Net interest income / net interest rate spread		$43,041	2.77%			$41,713	2.82%

Net interest-earning assets / net interest margin	$660,192		2.90%		$624,793		2.94%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	X			1.12	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.9 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2017				2016
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,287,674	$135,429	4.21%		$3,972,502	$129,200	4.34%
Other loans, net	667,749	20,405	4.07		575,652	15,952	3.69
Total loans, net (1)	4,955,423	155,834	4.19		4,548,154	145,152	4.26
Taxable securities:
Mortgage-backed securities	527,890	10,122	2.56		603,994	11,231	2.48
Other securities	215,453	6,220	3.85		241,821	6,038	3.33
Total taxable securities	743,343	16,342	2.93		845,815	17,269	2.72
Tax-exempt securities: (2)
Other securities	145,058	2,309	2.12		140,889	2,366	2.24
Total tax-exempt securities	145,058	2,309	2.12		140,889	2,366	2.24
Interest-earning deposits and federal funds sold	66,042	403	0.81		61,484	191	0.41
Total interest-earning assets	5,909,866	174,888	3.95		5,596,342	164,978	3.93
Other assets	299,139				287,111
Total assets	$6,209,005				$5,883,453

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$288,376	1,289	0.60		$262,382	910	0.46
NOW accounts	1,474,572	7,006	0.63		1,539,050	5,863	0.51
Money market accounts	882,213	5,487	0.83		514,626	2,277	0.59
Certificate of deposit accounts	1,396,583	15,257	1.46		1,416,811	15,455	1.45
Total due to depositors	4,041,744	29,039	0.96		3,732,869	24,505	0.88
Mortgagors' escrow accounts	60,895	106	0.23		55,481	85	0.20
Total deposits	4,102,639	29,145	0.95		3,788,350	24,590	0.87
Borrowed funds	1,170,203	15,696	1.79		1,233,571	15,653	1.69
Total interest-bearing liabilities	5,272,842	44,841	1.13		5,021,921	40,243	1.07
Non interest-bearing deposits	340,221				296,321
Other liabilities	67,967				73,594
Total liabilities	5,681,030				5,391,836
Equity	527,975				491,617
Total liabilities and equity	$6,209,005				$5,883,453

Net interest income / net interest rate spread		$130,047	2.82%			$124,735	2.86%

Net interest-earning assets / net interest margin	$637,024		2.93%		$574,421		2.97%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.11	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.9 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

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

	For the nine months ended September 30,
(In thousands)	2017	2016

Mortgage Loans

At beginning of period	$4,187,818	$3,832,914

Mortgage loans originated:
Multi-family residential	223,766	195,028
Commercial real estate	158,749	219,183
One-to-four family – mixed-use property	45,334	42,493
One-to-four family – residential	16,623	17,050
Co-operative apartments	232	470
Construction	7,121	6,034
Total mortgage loans originated	451,825	480,258

Mortgage loans purchased:
Multi-family residential	30,962	98,357
Commercial real estate	25,927	25,931
Total mortgage loans purchased	56,889	124,288

Less:
Principal and other reductions	300,897	305,218
Loans transferred to Available for Sale	30,565	-
Sales	18,975	7,259

At end of period	$4,346,095	$4,124,983

Non-Mortgage Loans

At beginning of period	$631,316	$539,697

Other loans originated:
Small Business Administration	6,787	6,785
Commercial business	174,541	223,938
Other	1,666	1,371
Total other loans originated	182,994	232,094

Other loans purchased:
Commercial business	18,943	13,706
Total other loans purchased	18,943	13,706

Less:
Principal and other reductions	119,519	182,439
Sales	4,842	3,211
Other	1,536
At end of period	$707,356	$599,847

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	September 30, 2017	June 30, 2017	December 31, 2016
Accrual Status:
Multi-family residential	$2,531	$2,546	$2,572
Commercial real estate	2,031	2,037	2,062
One-to-four family - mixed-use property	1,765	1,778	1,800
One-to-four family - residential	577	581	591
Taxi medallion	10,965	10,486	9,735
Commercial business and other	368	381	420
Total	18,237	17,809	17,180

Non-Accrual Status:
Taxi medallion	4,109	3,384	-
Commercial business and other	150	185	255
Total	4,259	3,569	255

Total performing troubled debt restructured	$22,496	$21,378	$17,435

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	September 30, 2017	June 30, 2017	December 31, 2016
Loans 90 days or more past due and still accruing:
Multi-family residential	$415	$-	$-
Commercial real estate	38	-	-
One-to-four family - mixed-use property	129	-	386
Construction	-	602	-
Taxi medallion	1,147	727	-
Total	1,729	1,329	386

Non-accrual loans:
Multi-family residential	1,309	1,537	1,837
Commercial real estate	1,147	1,948	1,148
One-to-four family - mixed-use property	2,217	2,971	4,025
One-to-four family - residential	7,434	7,616	8,241
Small business administration	50	53	1,886
Taxi medallion	-	-	3,825
Commercial business and other	4	5	68
Total	12,161	14,130	21,030

Total non-performing loans	13,890	15,459	21,416

Other non-performing assets:
Real estate acquired through foreclosure	-	-	533
Total	-	-	533

Total non-performing assets	$13,890	$15,459	$21,949

Non-performing assets to total assets	0.22%	0.25%	0.36%
Allowance for loan losses to non-performing loans	181.92%	143.33%	103.80%

Included in loans over 90 days past due and still accruing were four loans totaling $1.7 million, four loans totaling $1.3 million and two loans totaling $0.4 million at September 30, 2017, June 30, 2017 and December 31, 2016, respectively, which are past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the loans maturity or repay these loans.

Included in non-performing loans was one loan totaling $0.4 million at September 30, 2017, June 30, 2017 and December 31, 2016 which was restructured as TDR and not performing in accordance with its restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2017 and December 31, 2016. The Company had no criticized or classified OREO at September 30, 2017 and had $0.5 million classified OREO at December 31, 2016. The Company did not hold any criticized or classified investment securities at September 30, 2017 and December 31, 2016. Our total Criticized and Classified assets were $72.6 million at September 30, 2017, a decrease $0.1 million from December 31, 2016.

On a quarterly basis, all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The balance which exceeds fair value is generally charged-off, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. All taxi medallion loans are classified impaired. Taxi medallion loans with a loan-to-value greater than 100% are allocated a portion of the allowance for loan losses (“ALL”) in the amount of the excess of the loan-to-value over the loan’s principal balance. At September 30, 2017, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 52.9%.

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

During the nine months ended September 30, 2107, the portion of the ALL related to the loss history declined. Charge-offs recorded in the past twelve quarters were minimal, as credit conditions remained stable. The percentage of loans originated prior to 2009, compared to the total loan portfolio, decreased as scheduled amortization and repayments occurred. As disclosed in Note 5 of the Notes to the Consolidated Financial Statements “Loans”, the loans originated prior to 2009 have a higher delinquency and loss rate. These reductions in the ALL were more than offset by an additional allocation to our taxi medallion portfolio due to a reduction in the estimated fair value of the collateral underlying our performing taxi medallion portfolio. At September 30, 2017, we have allocated $6.0 million of the allowance to the taxi medallion portfolio which equals 33.0% of the outstanding principal. The impact from the above and the minimal charge-offs recorded during the nine months ended September 30, 2017 resulted in the ALL totaling $25.3 million, an increase of $3.0 million, or 13.7% from December 31, 2016. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings to increase the ALL was warranted. The ALL at September 30, 2017, represented 0.50% of gross loans outstanding as compared to 0.46% of gross loans outstanding at December 31, 2016. The ALL represented 181.9% of non-performing loans at September 30, 2017 compared to 103.8% at December 31, 2016.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Management recommends to the Board of Directors the amount of the ALL quarterly. The Board of Directors approves the ALL.

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2017	2016

Balance at beginning of period	$22,229	$21,535

Provision for loan losses	3,266	-

Loans charged-off:
Multi-family residential	(452)	(155)
Commercial real estate	(4)	-
One-to-four family – mixed-use property	(36)	(139)
One-to-four family – residential	(170)	(74)
Small Business Administration	(89)	(362)
Taxi medallion	(54)	-
Commercial business and other	(48)	(59)
Total loans charged-off	(853)	(789)

Recoveries:
Multi-family residential	297	230
Commercial real estate	93	11
One-to-four family – mixed-use property	68	252
One-to-four family – residential	58	366
Small Business Administration	66	118
Commercial business and other	45	72
Total recoveries	627	1,049

Net (charge-offs) recoveries	(226)	260

Balance at end of period	$25,269	$21,795

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.01%	(0.01)%
Ratio of allowance for loan losses to gross loans at end of period	0.50%	0.46%
Ratio of allowance for loan losses to non-performing assets at end of period	181.92%	82.64%
Ratio of allowance for loan losses to non-performing loans at end of period	181.92%	92.61%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2017:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2017	-	$-	-	485,905
August 1 to August 31, 2017	-	-	-	485,905
September 1 to September 30, 2017	-	-	-	485,905
Total	-	$-	-

During the quarter ended September 30, 2017, the Company did not repurchase any shares of the Company’s common stock. At September 30, 2017, 485,905 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

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

Flushing Financial Corporation

Dated: November 6, 2017	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 6, 2017	By: /s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.		Description

	3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
	3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
	3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
	3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
	3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
	3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
	4.1	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
	101.INS	XBRL Instance Document (filed herewith)
	101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)
(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.