Form 10-K
period 2017-12-31
FLUSHING FINANCIAL CORP
filed 2018-03-01
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. __ Yes  X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. __ Yes  X  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X Non-accelerated filer ___	Accelerated filer Smaller reporting company __ Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __ Yes  X  No

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $776,807,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $28.19.

The number of shares of the registrant’s Common Stock outstanding as of February 27, 2018 was 28,634,739 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2018 are incorporated herein by reference in Part III.

i

Transactions with Affiliates	35
Community Reinvestment Act	36
Federal Reserve System	36
Federal Home Loan Bank System	36
Holding Company Regulations	36
Acquisition of the Holding Company	37
Consumer Financial Protection Bureau	37
Mortgage Banking and Related Consumer Protection Regulations	38
Available Information	38
Item 1A. Risk Factors	39
Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	39
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	39
Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	40
Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited	40
The Markets in Which We Operate Are Highly Competitive	41
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	41
Changes in Laws and Regulations Could Adversely Affect Our Business	41
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	42
A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	42
We May Experience Increased Delays in Foreclosure Proceedings	44
We May Need to Recognize Other-Than-Temporary Impairment Charges in the Future	44
Our Inability to Hire or Retain Key Personnel Could Adversely Affect Our Business.	44
We Are Not Required to Pay Dividends on Our Common Stock.	44
Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital	45
We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets	45
Uncertainty about the future of LIBOR may adversely affect our business	45
Item 1B. Unresolved Staff Comments	45
Item 2. Properties	45
Item 3. Legal Proceedings	45
Item 4. Mine Safety Disclosures	45
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Stock Performance Graph	48
Item 6. Selected Financial Data	49
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
General	51

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

PART I

As used in this Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Item 1.	Business.

GENERAL

Overview

The Holding Company is a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. Our primary business is the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch (the “Internet Branch”), which operates under the brands of iGObanking.com® and BankPurely®. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt and junior subordinated debt, and issuances of equity securities. The Holding Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

The Holding Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts formed to issue a total of $60.0 million of capital securities and $1.9 million of common securities (which are the only voting securities). The Holding Company owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from the Holding Company. The Trusts are not included in our consolidated financial statements as we would not absorb the losses of the Trusts if losses were to occur.

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2017, the Company had total assets of $6.3 billion, deposits of $4.4 billion and stockholders’ equity of $532.6 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2017, we had gross loans outstanding of $5,160.2 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $4,402.0 million, or 85.3% of gross loans, and non-mortgage loans totaling $758.3 million, or 14.7% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which totaled 81.5% of gross loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. According to the New York Department of Labor, the unemployment rate for the New York City region improved to 4.3% at December 2017 from 4.9% at December 2016. In this economic environment, we continued to experience improvements in our non-performing loans. Non-performing loans totaled $18.1 million, $21.4 million and $26.1 million at December 31, 2017, 2016 and 2015, respectively. Foreclosed properties decreased to none at December 31, 2017 from $0.5 million at December 31, 2016 and $4.9 million at December 31, 2015. We did experience an increase in net charge-offs of impaired loans in 2017 with net charge-offs totaling $11.7 million compared to net recoveries of $0.7 million for the year ended December 31, 2016 and net charge-offs of $2.6 million for the year ended December 31, 2015. The increase in net charge-offs was primarily due to taxi medallion charge-offs during 2017 totaling $11.3 million compared to $0.1 million recorded in 2016. The charge-offs related to taxi medallion loans resulted from a reduction in the fair value of their underlying collateral, which is based upon the most recently reported arm’s length sales transaction. We reduced the carrying value of our NYC taxi medallion portfolio to an average carrying value of $164,000 at December 31, 2017. The remaining carrying value of this portfolio was $6.8 million at December 31, 2017. Our operating results are also affected by extensions, renewals, modifications and restructuring of loans in our loan portfolio. All extensions, renewals, restructurings and modifications must be approved by either the Board of Directors of the Bank (the “Bank Board of Directors”) or its Loan Committee (the “Loan Committee”).

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, which among other things, reduced the federal income tax rate for corporations from 35% to 21% effective January 1, 2018. We recorded $3.8 million in additional tax expense during 2017 from the revaluation of our net deferred tax assets, resulting from the TCJA. The Company has recorded a deferred tax asset of $24.4 million, which reflects the tax impact from the TCJA.

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

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office is in Uniondale, New York, located in Nassau County. At December 31, 2017, the Bank operated 18 full-service offices and an Internet Branch. The offices are located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. We also maintain our executive offices in Uniondale in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 112 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2017, in these counties was approximately 0.32% of the total deposits of these FDIC insured competing financial institutions, and we are the 27th largest financial institution. In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans and other consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2017, we had gross loans outstanding of $5,160.2 million (before the allowance for loan losses and net deferred costs).

We have focused our loan origination efforts on multi-family residential mortgage loans, commercial real estate and commercial business loans with full banking relationships. All of these loan types generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contact with mortgage brokers and other professionals who serve as referral sources.

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

Our loan portfolio consists of adjustable rate mortgage (“ARM”) loans and fixed-rate mortgage loans. Interest rates we charge on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by our competitors and the creditworthiness of the borrower. Many of those factors are, in turn, affected by local and national economic conditions, and the fiscal, monetary and tax policies of the federal, state and local governments.

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

The majority of our commercial business loans are generated by the Company’s business banking group which focuses on loan and deposit relationships to businesses located within our market area. These loans are generally personally guaranteed by the owners, and may be secured by the assets of the business, which at times may include real estate. The interest rate on these loans is generally an adjustable rate based on a published index. These loans, while providing us a higher rate of return, also present a higher level of risk. The greater risk associated with commercial business loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain.

At times, we may purchase whole or participations in loans from banks, mortgage bankers and other financial institutions when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated. Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2017		2016		2015		2014		2013
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,273,595	44.08%	$2,178,504	45.21%	$2,055,228	46.98%	$1,923,460	50.64%	$1,712,039	50.02%
Commercial real estate	1,368,112	26.51	1,246,132	25.86	1,001,236	22.90	621,569	16.36	512,552	14.97
One-to-four family - mixed-use property	564,206	10.93	558,502	11.59	573,043	13.11	573,779	15.10	595,751	17.40
One-to-four family - residential (1)	180,663	3.50	185,767	3.85	187,838	4.30	187,572	4.94	193,726	5.66
Co-operative apartment (2)	6,895	0.13	7,418	0.15	8,285	0.19	9,835	0.26	10,137	0.30
Construction	8,479	0.16	11,495	0.24	7,284	0.17	5,286	0.14	4,247	0.12

Gross mortgage loans	4,401,950	85.31	4,187,818	86.90	3,832,914	87.65	3,321,501	87.44	3,028,452	88.47

Non-mortgage loans:
Small Business Administration	18,479	0.36	15,198	0.32	12,194	0.28	7,134	0.19	7,792	0.23
Taxi medallion	6,834	0.13	18,996	0.39	20,881	0.48	22,519	0.59	13,123	0.38
Commercial business and other	732,973	14.20	597,122	12.39	506,622	11.59	447,500	11.78	373,641	10.92

Gross non-mortgage loans	758,286	14.69	631,316	13.10	539,697	12.35	477,153	12.56	394,556	11.53

Gross loans	5,160,236	100.00%	4,819,134	100.00%	4,372,611	100.00%	3,798,654	100.00%	3,423,008	100.00%

Unearned loan fees and deferred costs, net	16,763		16,559		15,368		11,719		11,170

Less: Allowance for loan losses	(20,351)		(22,229)		(21,535)		(25,096)		(31,776)
Loans, net	$5,156,648		$4,813,464		$4,366,444		$3,785,277		$3,402,402

(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2017, gross home equity loans totaled $48.0 million and condominium loans totaled $22.9 million.
(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2017	2016	2015

Mortgage Loans

At beginning of year	$4,187,818	$3,832,914	$3,321,501

Mortgage loans originated:
Multi-family residential	318,903	245,175	205,393
Commercial real estate	212,130	296,620	376,036
One-to-four family mixed-use property	65,247	62,735	68,295
One-to-four family residential	26,168	24,820	40,831
Co-operative apartment	332	470	1,625
Construction	7,847	15,772	4,999
Total mortgage loans originated	630,627	645,592	697,179

Mortgage loans purchased:
Multi-family residential	54,609	126,022	168,450
Commercial real estate	25,927	26,101	76,053

Total mortgage loans purchased	80,536	152,123	244,503

Less:
Principal reductions	445,561	434,587	416,101
Loans transferred to loans held for sale	30,565	-	300
Mortgage loan sales	19,993	7,259	11,057
Charge-offs	912	419	1,440
Mortgage loan foreclosures	-	546	1,371

At end of year	$4,401,950	$4,187,818	$3,832,914

Non-mortgage loans

At beginning of year	$631,316	$539,697	$477,153

Loans originated:
Small Business Administration	11,559	8,447	11,261
Commercial business	198,476	290,444	243,316
Other	2,352	1,738	2,777
Total other loans originated	212,387	300,629	257,354

Non-mortgage loans purchased:
Commercial business	115,920	34,594	34,425
Total non-mortgage loans purchased	115,920	34,594	34,425

Less:
Non-mortgage loan sales	4,842	3,211	3,935
Loans transferred to loans held for sale	-	-	-
Principal reductions	184,935	239,653	222,895
Charge-offs	11,560	740	2,405

At end of year	$758,286	$631,316	$539,697

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2017. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
			One-to-four
			family	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family	Co-operative		Small Business	Taxi	business
(In thousands)	residential	real estate	property	residential	apartment	Construction	Administration	Medallion	and other	Total loans

Amounts due within one year	$227,936	$194,920	$34,230	$6,777	$236	$8,479	$1,980	$4,164	$264,248	$742,970
Amounts due after one year:
One to two years	199,854	142,727	28,866	6,763	236	-	1,833	2,210	119,603	502,092
Two to three years	193,559	128,789	28,802	6,896	235	-	1,697	337	97,654	457,969
Three to five years	192,306	121,168	29,117	7,027	245	-	1,644	70	77,357	428,934
Over five years	1,459,940	780,508	443,191	153,200	5,943	-	11,325	53	174,111	3,028,271
Total due after one year	2,045,659	1,173,192	529,976	173,886	6,659	-	16,499	2,670	468,725	4,417,266
Total amounts due	$2,273,595	$1,368,112	$564,206	$180,663	$6,895	$8,479	$18,479	$6,834	$732,973	$5,160,236

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$380,815	$193,481	$93,985	$27,235	$889	$-	$2,565	$2,670	$212,856	$914,496
Adjustable rate loans	1,664,844	979,711	435,991	146,651	5,770	-	13,934	-	255,869	3,502,770
Total loans due after one year	$2,045,659	$1,173,192	$529,976	$173,886	$6,659	$-	$16,499	$2,670	$468,725	$4,417,266

Multi-Family Residential Lending. Loans secured by multi-family residential properties were $2,273.6 million, or 44.08% of gross loans at December 31, 2017. Our multi-family residential mortgage loans had an average principal balance of $1.0 million at December 31, 2017, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $30.8 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2017, $1,938.6 million, or 85.26%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $298.5 million, $330.6 million and $339.5 million during 2017, 2016 and 2015, respectively.

At December 31, 2017, $335.0 million, or 14.74%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $75.0 million, $40.6 million and $34.3 million of fixed-rate multi-family mortgage loans in 2017, 2016 and 2015, respectively.

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,368.1 million, or 26.51% of gross loans, at December 31, 2017. Our commercial real estate mortgage loans are secured by properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers and warehouses. At December 31, 2017, our commercial real estate mortgage loans had an average principal balance of $1.9 million and the largest of such loans, which was secured by seven multi-tenant shopping centers, had a principal balance of $41.7 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

In underwriting commercial real estate mortgage loans, we employ the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans.

Commercial real estate mortgage loans generally carry larger loan balances than residential mortgage loans and involve a greater degree of credit risk for the same reasons applicable to multi-family residential mortgage loans.

At December 31, 2017, $1,264.5 million, or 92.43%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $219.6 million, $293.9 million and $441.1 million during 2017, 2016 and 2015, respectively.

At December 31, 2017, $103.6 million, or 7.57%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $18.5 million, $28.8 million and $11.0 million of fixed-rate commercial mortgage loans in 2017, 2016 and 2015, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $564.2 million, or 10.93% of gross loans, at December 31, 2017.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2017, $454.8 million, or 80.61%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $47.9 million, $72.4 million and $54.6 million during 2017, 2016 and 2015, respectively.

At December 31, 2017, $109.4 million, or 19.39%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $17.3 million, $15.6 million and $13.7 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2017, 2016 and 2015, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $187.6 million, or 3.63% of gross loans, at December 31, 2017.

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

In addition to income verified loans, we have in the past originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allowed us to assess repayment ability, provided that the borrower’s stated income was considered reasonable for the borrower’s type of business. Additionally, we have in the past originated home equity lines of credit on one-to-four residential properties to homeowners based on various levels of income verification, including no income verification loans. Since 2009, our underwriting standards for home equity loans were modified to discontinue originating home equity lines of credit without verifying the borrower’s income. We also discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in 2010. We had $6.0 million and $9.0 million outstanding of one-to four family residential mortgage loans originated to individuals based on stated income and verifiable assets at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, we had $31.9 million and $38.6 million of outstanding advances on home equity lines of credit for which we did not verify the borrowers’ income.

At December 31, 2017, $157.1 million, or 83.74%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $24.4 million, $24.3 million and $39.2 million during 2017, 2016 and 2015, respectively.

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

At December 31, 2017, $30.5 million, or 16.26%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $2.1 million, $0.9 million and $3.3 million in 15-year fixed-rate residential mortgages in 2017, 2016 and 2015, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2017, 2016 and 2015.

At December 31, 2017, home equity loans totaled $48.0 million, or 0.93%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2017, construction loans totaled $8.5 million, or 0.16%, of gross loans. Our construction loans primarily are adjustable rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We made construction loans of $7.8 million, $15.8 million and $5.0 million during 2017, 2016 and 2015, respectively.

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

Small Business Administration Lending. At December 31, 2017, SBA loans totaled $18.5 million, representing 0.36%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $11.6 million, $8.4 million and $11.3 million of SBA loans during 2017, 2016 and 2015, respectively.

Taxi Medallion. At December 31, 2017, taxi medallion loans consisted of loans made primarily to New York City taxi medallion owners and to a lesser extent Chicago taxi medallion owners, which are secured by liens on the taxi medallions, totaling $6.8 million, or 0.13%, of gross loans. In 2015, we decided to no longer originate or purchase taxi medallion loans. During 2017, the Bank recorded charge-offs on taxi medallion loans totaling $11.3 million, resulting from a reduction in the fair value of their underlying collateral, which is based upon the most recently reported arm’s length sales transaction.

Commercial Business and Other Lending. At December 31, 2017, commercial business and other loans totaled $733.0 million, or 14.20%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $314.4 million, $325.0 million and $277.7 million of commercial business loans during 2017, 2016 and 2015, respectively.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $2.4 million, $1.7 million and $2.8 million of other loans during 2017, 2016 and 2015, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

Loan Extensions, Renewals, Modifications and Restructuring. Extensions, renewals, modifications or restructuring a loan, other than a loan that is classified as a troubled debt restructured (“TDR”), requires the loan to be fully underwritten in accordance with our policy. The borrower must be current to have a loan extended, renewed or restructured. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the changes requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and commercial business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings and modifications must be approved by the appropriate Loan Committee.

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

In accordance with our Business Credit Policy all commercial business loans and SBA loans up to $2.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Commercial business loans and SBA loans in excess of $2.5 million up to $5.0 million must be approved by the Management Loan Committee and ratified by the Loan Committee. Commercial business and other loans require two signatures from the Business Loan Committee for approval.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $94.7 million at December 31, 2017. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.” However, it is currently our policy not to extend such additional credit. At December 31, 2017, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and commercial business loans with an aggregate principal balance of $74.2 million, $64.1 million and $63.3 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2017, we were servicing $38.8 million of mortgage loans and $14.9 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. On mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2017 and 2016, we held $811.5 million and $742.6 million, respectively, of loans that were serviced by others.

Asset Quality

Loan Collection. When a borrower fails to make a required payment on a loan, except for serviced loans as described above, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, we develop short-term payment plans that enable borrowers to bring their loans current, generally within six to nine months. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status.

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

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2017, there were three loans, which totaled $2.4 million, past due 90 days or more and still accruing interest.

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

The following tables show delinquent and non-performing loans sold during the period indicated:

	For the years ended December 31,
(Dollars in thousands)	2017	2016	2015

Count	17	26	23

Proceeds	$6,217	$7,965	$8,986
Net (charge-offs) recoveries	(37)	48	134
Gross gains	415	265	71
Gross losses	-	-	2

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

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013

Multi-family residential	$2,518	$2,572	$2,626	$3,035	$3,087
Commercial real estate	1,986	2,062	2,371	2,373	2,407
One-to-four family mixed-use property	1,753	1,800	2,052	2,381	2,692
One-to-four family residential	572	591	343	354	364
Construction	-	-	-	-	746
Small Business Administration	-	-	34	-	-
Taxi medallion	5,916	9,735	-	-	-
Commercial business and other	462	675	2,083	2,249	4,406
Total performing troubled debt restructured	$13,207	$17,435	$9,509	$10,392	$13,702

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2017 and 2016, there was one loan for $0.4 million which was restructured as TDR which was not performing in accordance with its restructured terms.

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

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2017, 2016 and 2015, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.1 million, $1.5 million and $1.7 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013

Loans 90 days or more past due
and still accruing:
Multi-family residential	$-	$-	$233	$676	$52
Commercial real estate	2,424	-	1,183	820	-
One-to-four family mixed-use property	-	386	611	405	-
One-to-four family - residential	-	-	13	14	15
Construction	-	-	1,000	-	-
Commercial Business and other	-	-	220	386	539
Total	2,424	386	3,260	2,301	606
Non-accrual mortgage loans:
Multi-family residential	3,598	1,837	3,561	6,878	13,682
Commercial real estate	1,473	1,148	2,398	5,689	9,962
One-to-four family mixed-use property	1,867	4,025	5,952	6,936	9,063
One-to-four family residential	7,808	8,241	10,120	11,244	13,250
Co-operative apartments	-	-	-	-	57
Total	14,746	15,251	22,031	30,747	46,014
Non-accrual non-mortgage loans:
Small Business Administration	46	1,886	218	-	-
Taxi medallion (1)	918	3,825	-	-	-
Commercial business and other	-	68	568	1,143	2,348
Total	964	5,779	786	1,143	2,348

Total non-accrual loans	15,710	21,030	22,817	31,890	48,362
Total non-performing loans	18,134	21,416	26,077	34,191	48,968
Other non-performing assets:
Real Estate Owned	-	533	4,932	6,326	2,985
Investment securities	-	-	-	-	1,871
Total	-	533	4,932	6,326	4,856

Total non-performing assets	$18,134	$21,949	$31,009	$40,517	$53,824

Non-performing loans to gross loans	0.35%	0.44%	0.60%	0.90%	1.43%
Non-performing assets to total assets	0.29%	0.36%	0.54%	0.80%	1.14%

(1)	Non-performing taxi medallion loans decreased in 2017 primarily due to charge-offs recorded as a result of the reduction in the estimated fair value of NYC taxi medallion loans, based on most recent sales data.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2017		December 31, 2016
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)		(In thousands)

Multi-family residential	$279	$2,533	$287	$2,575
Commercial real estate	2,197	1,680	22	3,363
One-to-four family - mixed-use property	860	1,570	762	4,671
One-to-four family - residential	680	1,921	-	3,831
Small Business Administration	-	-	-	13
Commercial business and other	-	2	1	22
Total	$4,016	$7,706	$1,072	$14,475

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2017, we did not own any OREO properties. At December 31, 2016, we owned one OREO property with a fair value of $0.5 million. At December 31, 2015, we owned four OREO properties with a combined fair value of $4.9 million.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure as an in-substance repossession. During the year ended December 31, 2017, we did not foreclose on any consumer mortgages through in-substance repossession. At December 31, 2017, we did not hold any foreclosed residential real estate compared to 2016 and 2015 of $0.5 million and $0.1 million, respectively. Included within net loans as of December 31, 2017 and 2016 was a recorded investment of $10.5 million and $11.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized Assets and Classified Assets were $62.7 million at December 31, 2017, a decrease of $10.0 million from $72.6 million at December 31, 2016. The decrease in Criticized Assets and Classified Assets was primarily due to a decrease in Special Mention and Substandard taxi medallion loans, mixed use loans and commercial business and other loans, partially offset by an increase in commercial real estate loans.

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2017:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$6,389	$4,793	$-	$-	$11,182
Commercial real estate	2,020	8,871	-	-	10,891
One-to-four family - mixed-use property	2,835	3,691	-	-	6,526
One-to-four family - residential	2,076	9,115	-	-	11,191
Small Business Administration	548	108	-	-	656
Taxi medallion	-	6,834	-	-	6,834
Commercial business and other	14,859	545	-	-	15,404
Total	$28,727	$33,957	$-	$-	$62,684

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2016:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$7,133	$3,351	$-	$-	$10,484
Commercial real estate	2,941	4,489	-	-	7,430
One-to-four family - mixed-use property	4,197	7,009	-	-	11,206
One-to-four family - residential	1,205	9,399	-	-	10,604
Small Business Administration	540	436	-	-	976
Taxi medallion	2,715	16,228	54	-	18,997
Commercial business and other	9,924	2,493	-	-	12,417
Total loans	28,655	43,405	54	-	72,114

Other Real Estate Owned	-	533	-	-	533
Total	$28,655	$43,938	$54	$-	$72,647

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

The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. The determination of the amount of the ALL includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained. The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The 85% is based on the actual net proceeds the Bank has received from the sale of OREO as a percentage of OREO’s appraised value. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. All taxi medallion loans are classified as impaired at December 31, 2017. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Our Board of Directors reviews and approves the adequacy of the ALL on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. Non-performing loans totaled $18.1 million and $21.4 million at December 31, 2017 and 2016, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2017, the outstanding principal balance of our impaired mortgage loans was 39.8% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $11.7 million and net recoveries of $0.7 million during the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, we recorded a provision for loan losses totaling $9.9 million compared to no provision recorded for the year ended December 31, 2016 and a benefit of $1.0 million recorded for the year ended December 31, 2015. Management has concluded, and the Board of Directors has concurred, that at December 31, 2017, the allowance was sufficient to absorb losses inherent in our loan portfolio.

Our determination as to the classification of our assets and the amount of our valuation allowance is subject to review by our regulators, which can require the establishment of additional allowances or require charge-offs. Such authorities may require us to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. A policy statement provides guidance for examiners in determining whether the levels of general valuation allowances for banking institutions are adequate. The policy statement requires that if a bank’s general valuation allowance policies and procedures are deemed to be inadequate, recommendations for correcting deficiencies, including any examiner concerns regarding the level of the allowance, should be noted in the report of examination. Additional supervisory action may also be taken based on the magnitude of the observed shortcomings in the allowance process, including the materiality of any error in the reported amount of the allowance.

During 2017, the portion of the ALL related to the loss history and qualitative factors increased slightly, primarily due to growth in the loan portfolio and an increase in the loss emergence period to 1.33 years from one year, resulting in an increase of $0.5 million in the ALL. These increases in the ALL were more than offset by charge-offs of taxi medallion loans in 2017. Taxi medallion loans net charge-offs totaled $11.3 million during 2017 compared to $0.1 million in 2016, due to a decline in the fair value of the taxi medallions underlying collateral, which is based upon the most recently reported arm’s length sales transaction. Excluding the aforementioned charge-offs related to taxi medallion loans, charge-offs recorded in the past twelve quarters, were minimal, as credit conditions have remained stable. The percentage of loans originated prior to 2009, compared to the total loan portfolio, decreased as scheduled amortization and repayments occurred. The impact from the above resulted in the ALL totaling $20.4 million, a decrease of $1.9 million, or 8.4% from December 31, 2016. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings was warranted to maintain the balance of the ALL at the appropriate level. The ALL at December 31, 2017, represented 0.39% of gross loans outstanding as compared to 0.46% of gross loans outstanding at December 31, 2016. The ALL represented 112.2% of non-performing loans at December 31, 2017 compared to 103.8% at December 31, 2016.

Many factors may require additions to the ALL in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the ALL includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2017, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 81.7% of our gross loans. The greater risk associated with these loans, as well as commercial business loans, could require us to increase our provisions for loan losses and to maintain an ALL as a percentage of total loans that is in excess of the allowance we currently maintain. Provisions for loan losses are charged against net income. See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our ALL.

	At and for the years ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$22,229	$21,535	$25,096	$31,776	$31,104
Provision (benefit) for loan losses	9,861	-	(956)	(6,021)	13,935
Loans charged-off:
Multi-family residential	(454)	(161)	(474)	(1,161)	(3,585)
Commercial real estate	(4)	-	(32)	(325)	(1,051)
One-to-four family mixed-use property	(39)	(144)	(592)	(423)	(4,206)
One-to-four family residential	(415)	(114)	(342)	(103)	(701)
Co-operative apartment	-	-	-	-	(108)
Construction	-	-	-	-	(2,678)
SBA	(212)	(529)	(34)	(49)	(457)
Taxi medallion	(11,283)	(142)	-	-	-
Commercial business and other loans	(65)	(69)	(2,371)	(381)	(2,057)
Total loans charged-off	(12,472)	(1,159)	(3,845)	(2,442)	(14,843)

Recoveries:
Mortgage loans	595	1,493	888	1,515	1,407
SBA, commercial business and other loans	138	360	352	268	173
Total recoveries	733	1,853	1,240	1,783	1,580
Net (charge-offs) recoveries	(11,739)	694	(2,605)	(659)	(13,263)

Balance at end of year	$20,351	$22,229	$21,535	$25,096	$31,776

Ratio of net charge-offs (recoveries) during the year
to average loans outstanding during the year	0.24%	(0.02%)	0.06%	0.02%	0.41%
Ratio of allowance for loan losses to
gross loans at end of the year	0.39%	0.46%	0.49%	0.66%	0.93%
Ratio of allowance for loan losses to
non-performing loans at the end of the year	112.23%	103.80%	82.58%	73.40%	64.89%
Ratio of allowance for loan losses to
non-performing assets at the end of the year	112.23%	101.28%	69.45%	61.94%	59.04%

The following table sets forth our allocation of the ALL to the total amount of loans in each of the categories listed at the dates indicated. The numbers contained in the “Amount” column indicate the ALL allocated for each particular loan category. The numbers contained in the column entitled “Percentage of Loans in Category to Total Loans” indicate the total amount of loans in each particular category as a percentage of our loan portfolio.

	At December 31,
	2017		2016		2015		2014		2013
Loan Category	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$5,823	44.08%	$5,923	45.21%	$6,718	46.98%	$8,827	50.64%	$12,084	50.02%
Commercial real estate	4,643	26.51	4,487	25.86	4,239	22.90	4,202	16.36	4,959	14.97
One-to-four family
mixed-use property	2,545	10.93	2,903	11.59	4,227	13.11	5,840	15.10	6,328	17.40
One-to-four family
residential	1,082	3.50	1,015	3.85	1,227	4.30	1,690	4.94	2,079	5.66
Co-operative apartment	-	0.13	-	0.15	-	0.19	-	0.26	104	0.30
Construction	68	0.16	92	0.24	50	0.17	42	0.14	444	0.12

Gross mortgage loans	14,161	85.31	14,420	86.90	16,461	87.65	20,601	87.44	25,998	88.47

Non-mortgage loans:

Small Business Administration	669	0.36	481	0.32	262	0.28	279	0.19	458	0.23
Taxi medallion	-	0.13	2,243	0.39	343	0.48	11	0.59	-	0.38
Commercial business and other	5,521	14.20	4,492	12.39	4,469	11.59	4,205	11.78	5,320	10.92

Gross non-mortgage loans	6,190	14.69	7,216	13.10	5,074	12.35	4,495	12.56	5,778	11.53

Unallocated	-	-	593	-	-	-	-	-	-	-
Total loans	$20,351	100.00%	$22,229	100.00%	$21,535	100.00%	$25,096	100.00%	$31,776	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt at December 31, 2017 and 2016.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option, totaling $14.3 million at December 31, 2017. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in accumulated other comprehensive loss (a separate component of equity), net of taxes. Securities held-to-maturity are carried at their cost basis. At December 31, 2017, we had $738.4 million in securities available for sale and $30.9 million in securities held-to-maturity, which together represented 12.21% of total assets. These securities had an aggregate market value at December 31, 2017 that was approximately 1.4 times the amount of our equity at that date.

There were no credit related other-than-temporary impairment charges recorded during the years ended December 31, 2017, 2016 and 2015. As a result of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. (See Notes 6 and 18 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value.

	At December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Securities held-to-maturity
Bonds and other debt securities:
Municipal securities	$22,913	$21,889	$37,735	$35,408	$6,180	$6,180
Total bonds and other debt securities	22,913	21,889	37,735	35,408	6,180	6,180

Mortgage-backed securities:
FNMA	7,973	7,810	-	-	-	-
Total mortgage-backed securities	7,973	7,810	-	-	-	-

Total securities held-to-maturity	30,886	29,699	37,735	35,408	6,180	6,180

Securities available for sale
Bonds and other debt securities:
Municipal securities	101,680	103,199	124,984	126,903	127,696	131,583
Corporate debentures	110,000	102,767	110,000	102,910	115,976	111,674
Collateralized loan obligations	10,000	10,053	85,470	86,365	53,225	52,898
Total bonds and other debt securities	221,680	216,019	320,454	316,178	296,897	296,155

Mutual funds	11,575	11,575	21,366	21,366	21,290	21,290

Equity securities:
Common stock	1,110	1,110	1,019	1,019	871	871
Preferred stock	-	-	6,344	6,342	6,343	6,341
Total equity securities	1,110	1,110	7,363	7,361	7,214	7,212

Mortgage-backed securities:
REMIC and CMO	328,668	325,302	402,636	401,370	469,987	469,936
GNMA	1,016	1,088	1,319	1,427	11,635	11,798
FNMA	136,198	135,474	109,493	108,351	170,327	170,057
FHLMC	48,103	47,786	5,378	5,328	16,961	16,949
Total mortgage-backed securities	513,985	509,650	518,826	516,476	668,910	668,740

Total securities available for sale	748,350	738,354	868,009	861,381	994,311	993,397

Interest-earning deposits and
Federal funds sold	39,362	39,362	25,771	25,771	32,825	32,825

Total	$818,598	$807,415	$931,515	$922,560	$1,033,316	$1,032,402

Mortgage-backed securities. At December 31, 2017, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $517.5 million, of which $2.5 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2017	2016	2015
	(In thousands)

Balance at beginning of year	$516,476	$668,740	$704,933

Purchases of mortgage-backed securities	151,692	90,572	169,383

Amortization of unearned premium, net of
accretion of unearned discount	(1,593)	(2,086)	(2,747)

Net change in unrealized gains on mortgage-backed
securities available for sale	(1,985)	(2,180)	(2,573)

Net realized gains (losses) recorded on mortgage-backed
securities carried at fair value	(25)	(33)	77

Net change in interest due on securities carried at fair value	-	-	(6)

Sales of mortgage-backed securities	(78,685)	(126,045)	(103,100)

Principal repayments received on
mortgage-backed securities	(76,230)	(112,492)	(97,227)

Net decrease in mortgage-backed securities	(6,826)	(152,264)	(36,193)

Balance at end of year	$509,650	$516,476	$668,740

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2017. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield
	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities	$1,045	1.36%	$-	-%	$-	-%	$21,868	3.27%	24.15	$22,913	$21,889	3.18%
Total bonds and other debt securities	1,045	1.36	-	-	-	-	21,868	3.27	24.15	22,913	21,889	3.18

Mortgage-backed securities:
FNMA	-	-	-	-	-	-	7,973	3.28	15.34	7,973	7,810	3.28
Total mortgage-backed securities	-	-	-	-	-	-	7,973	3.28	15.34	7,973	7,810	3.28
Securities available for sale

Bonds and other debt securities:
Municipal securities	-	-	4,306	4.64	9,931	4.67	87,443	4.83	14.99	101,680	103,199	4.80
Corporate debentures	-	-	-	-	110,000	3.50	-	-	8.56	110,000	102,767	3.50
CLO	-	-	-	-	10,000	3.86	-	-	9.06	10,000	10,053	3.86
Total bonds and other debt securities	-	-	4,306	4.64	129,931	3.62	87,443	4.83	11.53	221,680	216,019	4.11

Mutual funds	11,575	2.06	-	-	-	-	-	-	-	11,575	11,575	2.06

Equity securities:
Common stock	-	-	-	-	-	-	1,110	4.86	-	1,110	1,110	4.86
Total equity securities	-	-	-	-	-	-	1,110	4.86	-	1,110	1,110	4.86

Mortgage-backed securities:
REMIC and CMO	-	-	13,949	3.37	10,155	2.43	112,094	3.19	20.87	136,198	135,474	3.15
GNMA	-	-	5,049	4.24	287	4.08	323,332	2.86	28.80	328,668	325,302	2.88
FNMA	-	-	152	6.67	786	3.81	47,165	3.41	29.09	48,103	47,786	3.43
FHLMC	-	-	-	-	86	7.47	930	5.72	17.11	1,016	1,088	5.87
Total mortgage-backed securities	-	-	19,150	3.63	11,314	2.61	483,521	3.00	26.70	513,985	509,650	3.01

Interest-earning deposits	39,362	1.50	-	-	-	-	-	-	-	39,362	39,362	1.50

Total	$51,982	1.62%	$23,456	3.81%	$141,245	3.54%	$601,915	3.28%	22.42	$818,598	$807,415	3.23%

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 18 full-service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2017 and 2016, total deposits at our Internet Branch were $401.0 million and $417.3 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2017 and 2016, total deposits in our government banking unit totaled $1,133.3 million and $1,062.1 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2017 of $175.3 million. During the year ended December 31, 2017, the cost of our interest-bearing due to depositors’ accounts increased 11 basis points to 1.00% from 0.89% for the year ended December 31, 2016. This increase in the cost of deposits was primarily due to increases in the cost of money market, savings, NOW accounts and certificate of deposits of 28 basis points, 15 basis points, 14 basis points and two basis points, respectively. The increase in the cost of deposits was primarily due to an increase in the rates we pay on some of our products to maintain competitive in our market. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2018, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2018, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) totaling $681.2 million, $648.1 million and $484.7 million at December 31, 2017, 2016 and 2015, respectively.

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilized brokers to obtain money market deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through a Certificate of Deposit Account Registry Service (“CDARS®”) and through an Insured Cash Sweep service (“ICS”). CDARS® and ICS are deposit placement services. These networks arrange for placement of funds into certificate of deposit accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source. We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in an ICS brokered money market product which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2017 and 2016, the Bank held government ICS deposits totaling $639.5 million and $539.0 million, respectively.

Traditional brokered deposits and funds obtained through the CDARS® and ICS networks are classified as brokered deposits for financial reporting purposes. At December 31, 2017, we had $1,090.0 million classified as brokered deposits, with $380.4 million in brokered certificates of deposit, $704.9 million in brokered money market accounts and $4.7 million in brokered checking accounts. The brokered certificates of deposit include $45.0 million obtained through the CDARS® network and the brokered money market accounts include $639.5 million obtained through the ICS network.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2017			2016			2015
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)

Savings accounts	$290,280	6.62%	0.64%	$254,283	6.05%	0.48%	$261,748	6.72%	0.45%
NOW accounts (9)	1,333,232	30.42	0.83	1,362,484	32.40	0.59	1,448,695	37.22	0.49
Demand accounts (10)	385,269	8.79	-	333,163	7.92	-	269,469	6.92	-
Mortgagors' escrow deposits	42,606	0.97	0.25	40,216	0.96	0.22	36,844	0.95	0.17
Total	2,051,387	46.80	0.65	1,990,146	47.32	0.47	2,016,756	51.81	0.42

Money market accounts (8)	979,958	22.36	1.05	843,370	20.05	0.67	472,489	12.14	0.46

Certificate of deposit accounts
with original maturities of:
Less than 6 Months (2)	113,306	2.59	1.30	31,432	0.75	0.64	19,615	0.50	0.40
6 to less than 12 Months (3)	8,201	0.19	0.14	53,222	1.27	0.99	21,962	0.56	0.41
12 to less than 30 Months (4)	679,966	15.51	1.41	588,751	14.00	1.18	496,343	12.75	1.08
30 to less than 48 Months (5)	163,739	3.74	1.51	281,454	6.69	1.26	316,475	8.13	1.20
48 to less than 72 Months (6)	350,719	8.00	1.87	369,630	8.79	1.83	461,843	11.86	1.73
72 Months or more (7)	36,002	0.82	2.92	47,626	1.13	2.86	87,064	2.24	2.77
Total certificate of deposit accounts	1,351,933	30.84	1.57	1,372,115	32.63	1.41	1,403,302	36.05	1.41

Total deposits (1)	$4,383,278	100.00%	1.02%	$4,205,631	100.00%	0.82%	$3,892,547	100.00%	0.78%

(1)	Included in the above balances are IRA and Keogh deposits totaling $65.5 million, $69.3 million and $71.5 million at December 31, 2017, 2016 and 2015, respectively.

(2)	Includes brokered deposits of $111.9 million, $29.1 million and $5.0 million at December 31, 2017, 2016 and 2015, respectively.

(3)	Includes brokered deposits of $0.8 million at December 31, 2015. There were no brokered deposits in this category at December 31, 2017 and 2016.

(4)	Includes brokered deposits of $74.3 million, $84.0 million and $168.2 million at December 31, 2017, 2016 and 2015, respectively.

(5)	Includes brokered deposits of $88.6 million, $229.5 million and $244.6 million at December 31, 2017, 2016 and 2015, respectively.

(6)	Includes brokered deposits of $103.1 million, $113.0 million and $165.6 million at December 31, 2017, 2016 and 2015, respectively.

(7)	Includes brokered deposits of $2.5 million, $3.1 million and $41.0 million at December 31, 2017, 2016 and 2015, respectively.

(8)	Includes brokered deposits of $704.9 million, $655.0 million and $339.8 million at December 31, 2017, 2016 and 2015, respectively.

(9)	Includes brokered deposits of $15.0 million at December 31, 2015. There were no brokered deposits in this category at December 31, 2017, and 2016.

(10)	Includes brokered deposits of $4.7 million, $1.1 million and 2.8 million at December 31, 2017, 2016 and 2015, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2017.

					At December 31, 2017
		At December 31,			Within	One to
		2017	2016	2015	One Year	Three Years	Thereafter
		(In thousands)
Interest rate:
1.99% or less	(1)	$1,051,876	$1,107,882	$1,074,229	$689,190	$352,882	$9,804
2.00% to 2.99%	(2)	272,475	237,122	279,688	68,199	192,037	12,239
3.00% to 3.99%	(3)	27,582	27,111	49,385	1,971	-	25,611
Total		$1,351,933	$1,372,115	$1,403,302	$759,360	$544,919	$47,654

(1)	Includes brokered deposits of $364.2 million, $442.4 million and $542.3 million at December 31, 2017, 2016 and 2015, respectively.

(2)	Includes brokered deposits of $16.2 million, $16.4 million and $59.9 million at December 31, 2017, 2016 and 2015, respectively.

(3)	Includes brokered deposits of $23.0 million at December 31, 2015. There were no brokered deposits in this category at December 31, 2017 and 2016.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2017 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$140,324	1.33%
Over three through six months	109,749	1.32
Over six through 12 months	104,340	1.72
Over 12 months	326,828	1.90
Total	$681,241	1.66%

The above table does not include brokered deposits issued in $1,000 amounts under a master certificate of deposit totaling $332.7 million with a weighted average rate of 1.40%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2017	2016	2015
	(In thousands)
Net deposits	$136,740	$278,793	$352,602
Amortization of premiums, net	588	747	1,012
Interest on deposits	40,319	33,350	30,336
Net increase in deposits	$177,647	$312,890	$383,950

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2017			2016			2015

		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost
	(Dollars in thousands)

Savings accounts	$292,887	6.59%	0.62%	$260,948	6.35%	0.47%	$264,891	7.10%	0.43%
NOW accounts	1,444,944	32.49	0.67	1,496,712	36.41	0.53	1,432,609	38.38	0.46
Demand accounts	348,518	7.84	-	305,096	7.42	-	250,488	6.71	-
Mortgagors' escrow deposits	61,962	1.39	0.23	56,152	1.37	0.20	52,364	1.40	0.19
Total	2,148,311	48.31	0.54	2,118,908	51.55	0.44	2,000,352	53.59	0.39

Money market accounts	908,025	20.42	0.90	581,390	14.15	0.62	380,595	10.20	0.41

Certificate of deposit accounts	1,390,491	31.27	1.48	1,409,772	34.30	1.46	1,351,619	36.21	1.55
Total deposits	$4,446,827	100.00%	0.91%	$4,110,070	100.00%	0.81%	$3,732,566	100.00%	0.81%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. In 2016, the Company issued subordinated debt with an aggregated principal amount of $75.0 million, receiving net proceeds totaling $73.4 million. The subordinated debt was issued at 5.25% fixed-to-floating rate maturing in 2026. The debt is callable at par quarterly through its maturity date beginning December 15, 2021.

The average cost of borrowings was 1.81%, 1.67% and 1.76% for the years ended December 31, 2017, 2016 and 2015, respectively. The average balances of borrowings were $1,169.8 million, $1,231.0 million and $1,104.4 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$-	$64,087	$116,000
Maximum amount outstanding at any month
end during the period	-	116,000	116,000
Balance outstanding at the end of period	-	-	116,000
Weighted average interest rate during the period	-%	3.26%	3.22%
Weighted average interest rate at end of period	-	n/a	3.18

FHLB-NY Advances
Average balance outstanding	$1,058,466	$1,123,411	$947,370
Maximum amount outstanding at any month
end during the period	1,317,087	1,337,265	1,106,658
Balance outstanding at the end of period	1,198,968	1,159,190	1,106,658
Weighted average interest rate during the period	1.38%	1.46%	1.48%
Weighted average interest rate at end of period	1.49	1.17	1.40

Other Borrowings
Average balance outstanding	$111,325	$43,516	$40,998
Maximum amount outstanding at any month
end during the period	110,685	107,373	89,479
Balance outstanding at the end of period	110,685	107,373	49,018
Weighted average interest rate during the period	5.86%	4.76%	4.02%
Weighted average interest rate at end of period	5.18	5.02	2.56

Total Borrowings
Average balance outstanding	$1,169,791	$1,231,014	$1,104,368
Maximum amount outstanding at any month
end during the period	1,427,772	1,560,639	1,312,137
Balance outstanding at the end of period	1,309,653	1,266,563	1,271,676
Weighted average interest rate during the period	1.81%	1.67%	1.76%
Weighted average interest rate at end of period	1.80	1.53	1.61

Subsidiary Activities

At December 31, 2017, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had three wholly owned subsidiaries: FSB Properties Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

(a)       Properties, which is incorporated in the State of New York, was formed in 1976 under the Savings Bank’s (predecessor to the Bank) New York State leeway investment authority. The original purpose of Properties was to engage in joint venture real estate equity investments. The Savings Bank discontinued these activities in 1986. The last joint venture in which Properties was a partner was dissolved in 1989, and the remaining property disposed. Properties is currently used to hold title to real estate owned that is obtained via foreclosure.

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

Personnel

At December 31, 2017, we had 444 full-time employees and 23 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminates, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 954,003 shares are available for future issuance under the 2014 Omnibus Plan at December 31, 2017.

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

Basel III

On January 1, 2015, the Company and the Bank became subject to a new comprehensive capital framework for U.S. banking organizations that was issued by the FDIC and FRB in July 2013 (the “Basel III Capital Rules”), subject to phase-in periods for certain components and other provisions. Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% Common Equity Tier 1 (“CET1”) to risk-weighted assets;

•	6.0% Tier 1 capital that is CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total Capital that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. We believe that, as of December 31, 2017, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” generally prohibits insured depository institutions and any company affiliated with an insured depository institution from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring, or having certain relationships with a hedge fund or private equity fund. These prohibitions are subject to a number of statutory exemptions, restrictions, and definitions. The FRB is working with the other agencies charged with implementing the requirements of Section 619, including the FDIC and the SEC. We do not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations. At December 31, 2017, the Bank’s largest aggregate amount of loans to one borrower was $94.7 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

New York State Banking Law gives the Superintendent authority to issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the NYDFS that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings or commercial bank under certain circumstances.

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

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier 1”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier 2”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the ALL, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. See “Prompt Corrective Action” below.

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

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5% or a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4% a common equity Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. For a summary of the regulatory capital ratios of the Bank at December 31, 2017, see “Note 14 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Insurance of Deposit Accounts. The Dodd-Frank Act made permanent the standard maximum amount of FDIC deposit insurance at $250,000 per depositor.  In addition, the deposits of the Bank are insured up to applicable limits by the DIF. In this regard, insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF.  Assessments are based on average total assets minus average tangible equity.  Through the second quarter of 2016, the assessment rate was determined through a risk-based system.  For depository institutions with less than $10 billion in assets, such as the Bank, under the FDIC’s risk-based assessment system, insured institutions were assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. Through the second quarter of 2016, an institution’s assessment rate depended upon the category to which it was assigned and certain other factors. The initial base assessment rate ranged from five to 35 basis points on an annualized basis. The initial base assessment rate decreased depending on the institution's ratio of long-term unsecured debt to its assessment base (with such decrease not to exceed the lesser of five basis points or 50% of the initial base assessment rate) and, for institutions not in the highest risk category, increased if the institution's brokered deposits are more than ten percent of its domestic deposits (with such increase not to exceed ten basis points).  Through the second quarter of 2016, the total base assessment rate was therefore from 2.5 to 45 basis points on an annualized basis.

Under a final rule adopted in April 2016, effective in the third quarter of 2016, the risk based system was amended for banks with less than $10.0 billion in assets that have been FDIC-insured for at least five years. The final rule replaced the four risk categories for determining such a bank's assessment rate with a financial ratios method based on a statistical model estimating the bank's probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The final rule also eliminated the brokered deposit downward adjustment factor for such banks' assessment rates, providing a new brokered deposit ratio applicable to all small banks, whereby brokered deposits in excess of 10% of total assets (inclusive of reciprocal deposits if a bank is not well capitalized or has a composite supervisory rating other than a 1 or 2) as a result of which assessment rates may be increased for banks which experience rapid growth; lowers the range of assessment rates authorized to 1.5 basis points for an institution posing the least risk, to 40 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the DIF increases to 2% or more. Banks with over $10.0 billion in assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time. At December 31, 2017, the Bank had $1,090.0 million in brokered deposit accounts.

FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The Bank paid $289,000, $297,000 and $278,000 for their share of the interest due on FICO bonds in 2017, 2016 and 2015, respectively, which is included in FDIC insurance expense. These payments, which generally approximate 10% of the Bank's annual FDIC insurance payments, will continue until those bonds mature through 2019.

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

Federal Reserve System

Under FRB regulations, the Bank is required to maintain cash reserves against its transaction accounts (primarily interest-bearing demand deposit accounts and demand deposit accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating between $16.0 million and $122.3 million (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $122.3 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $16.0 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2017, the Bank was required to maintain $60.1 million of FHLB-NY stock.

Holding Company Regulations

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2017, our gross loan portfolio was $5,160.2 million, of which 85.3% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($2,273.6 million), commercial real estate ($1,368.1 million) and one-to-four family mixed-use property ($564.2 million), which combined represent 81.5% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, prior to 2010, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified. At December 31, 2017, we had $6.0 million outstanding of one-to-four family residential properties originated to individuals based on stated income and verifiable assets, and $31.9 million advanced on home equity lines of credit for which we did not verify the borrower’s income. The total loans for which we did not verify the borrower’s income at December 31, 2017 was $37.9 million, or 0.6% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any subprime loans.

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

Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations

Our liquidity is critical to our ability to operate our business. Our primary sources of liquidity are deposits, both retail deposits from our branch network including our Internet Branch, brokered deposits, and borrowed funds, primarily wholesale borrowing from the FHLB-NY. Funds are also provided by the repayment and sale of securities and loans. Our ability to obtain funds are influenced by many external factors, including but not limited to, local and national economic conditions, the direction of interest rates and competition for deposits in the markets we serve. Additionally, changes in the FHLB-NY underwriting guidelines may limit or restrict our ability to borrow. A decline in available funding caused by any of the above factors or could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill our obligations such as repaying our borrowings or meeting deposit withdrawal demands.

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $1,090.0 million, or 25.1% of total deposits, and $1,114.9 million, or 26.5% of total deposits, in brokered deposit accounts at December 31, 2017 and 2016, respectively. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, we place a portion of our government deposits in an ICS brokered money market product which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The Bank had $704.9 million and $655.0 million in brokered money market accounts at December 31, 2017 and 2016, respectively. The Bank also had $4.7 million and $1.1 million in brokered checking accounts at December 31, 2017 and 2016, respectively.

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

The Markets in Which We Operate Are Highly Competitive

We face intense and increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities we emphasize. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. Our most direct competition for deposits historically has come from savings banks, commercial banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as us, to compete effectively with large, national, regional and super-regional banking institutions. Our Internet Branch provides us access to consumers in markets outside our geographic locations. The internet banking arena exposes us to competition with many larger financial institutions that have greater financial resources, name recognition and market presence than we do.

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During the Great Recession, for example, unemployment increased, the housing market in the United States experienced a significant slowdown, and foreclosures rose. Adverse economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. A decline in the local or national economy or the New York City metropolitan area real estate market could adversely affect our financial condition and results of operations, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Many factors could require additions to the ALL in future periods above those currently maintained. These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of our loan collateral, and (4) future review and evaluation of our loan portfolio, internally or by regulators. The amount of the ALL at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions, prevailing interest rates and other factors. See “Business — General — Allowance for Loan Losses” in Item 1 of this Annual Report.

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

Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations

Financial institutions have been the subject of significant legislative and regulatory changes, including the adoption of The Dodd Frank Act, which imposes a wide variety of regulations affecting us, and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the cost and burden of compliance, over time, have significantly increased and could adversely affect our ability to operate profitably.

The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $6.3 billion, as a best practice, we completed these tests. As of December 31, 2017, under all stress scenarios, we remained well capitalized per current regulations. See “Regulation.” At the New York State level, the Company and the Bank are subject to extensive supervision, regulation and examination by the NYDFS and the FDIC. Such regulation limits the manner in which the Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank's depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Failure to comply with applicable laws and regulations could subject the Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company and Bank.

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

We Are Not Required to Pay Dividends on Our Common Stock

Holders of shares of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. A reduction or elimination of our common stock dividend could adversely affect the market price of our common stock.

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. Management views the Company as operating as a single unit - a community bank. At December 31, 2017, we had goodwill with a carrying amount of $16.1 million. Declines in the fair value of the reporting unit may result in a future impairment charge. Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2017 and 2016, we had deferred tax assets totaling $24.4 million and $34.7 million, respectively. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes. Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Uncertainty about the future of LIBOR may adversely affect our business

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether, and to what extent, banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, including the trust preferred securities owned by and junior subordinated debentures issued by the Company or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the trust preferred securities owned by and junior subordinated debentures issued by the Company, which are currently, or in the future, based on the LIBOR rate, will be determined as set forth in the offering documents, and the value of such securities may be adversely affected. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, investment and trading securities portfolios and business, is uncertain.

Item 1B.	Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2017, the Bank conducted its business through 18 full-service offices and its Internet Branch.

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

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.” As of December 31, 2017, we had approximately 683 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. Our stock closed at $27.50 on December 29, 2017, the last trading day of 2017. The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns, or commissions. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.)

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First Quarter	$31.96	$24.90	$0.18	$22.32	$19.02	$0.17
Second Quarter	31.69	24.27	0.18	21.72	18.95	0.17
Third Quarter	30.34	25.98	0.18	23.78	19.22	0.17
Fourth Quarter	31.45	24.59	0.18	29.90	20.95	0.17

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2017:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2017	-	$-	-	485,905
November 1 to November 30, 2017	57,796	27.23	57,796	428,109
December 1 to December 31, 2017	173,829	27.70	173,829	254,280
Total	231,625	$27.58	231,625

On June 16, 2015, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the years ended December 31, 2017 and 2016, the Company repurchased 241,625 shares and 403,695 shares, respectively, of the Company’s common stock at an average cost of $27.59 per share and $19.89 per share, respectively. At December 31, 2017, 254,280 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2017:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved
by security holders	1,200	$13.91	954,003

Equity compensation plans not
approved by security holders	-	-	-

	1,200	$13.91	954,003

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2012 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite. The comparative published industry indices chosen were the SNL Bank $5 Billion to $10 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. The SNL Mid-Atlantic Bank Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Bank $5 Billion to $10 Billion in Assets Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

Flushing Financial Corporation

The total return assumes $100 invested on December 31, 2012 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2017. The performance graph above is based upon closing prices on the trading date specified.

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Flushing Financial Corporation	100.00	139.03	140.29	154.62	216.24	207.70
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $5B-$10B Index	100.00	154.28	158.92	181.04	259.37	258.40
SNL Mid-Atlantic Bank Index	100.00	134.79	146.85	152.36	193.66	237.34

Item 6.	Selected Financial Data.

At or for the years ended December 31,	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$6,299,274	$6,058,487	$5,704,634	$5,077,013	$4,721,501
Loans, net	5,156,648	4,813,464	4,366,444	3,785,277	3,402,402
Securities held to maturity	30,886	37,735	6,180	-	-
Securities available for sale	738,354	861,381	993,397	973,310	1,017,790
Deposits	4,383,278	4,205,631	3,892,547	3,508,598	3,232,780
Borrowed funds	1,309,653	1,266,563	1,271,676	1,056,492	1,012,122
Total stockholders' equity	532,608	513,853	473,067	456,247	432,532
Book value per common share (1)	$18.63	$17.95	$16.41	$15.52	$14.36

Selected Operating Data
Interest and dividend income	$234,585	$220,997	$204,146	$197,128	$200,526
Interest expense	61,478	53,911	49,726	49,554	52,284
Net interest income	173,107	167,086	154,420	147,574	148,242
Provision (benefit) for loan losses	9,861	-	(956)	(6,021)	13,935
Net interest income after provision
for loan losses	163,246	167,086	155,376	153,595	134,307
Non-interest income:
Net gains on sales of securities
and loans	417	2,108	589	2,942	3,197
Net gains on sales of building	-	48,018	6,537	-	-
Other-than-temporary credit impairment
charge on securities	-	-	-	-	(1,419)
Net loss from fair value adjustments	(3,465)	(3,434)	(1,841)	(2,568)	(2,521)
Other income	13,410	10,844	10,434	9,869	10,299
Total non-interest income	10,362	57,536	15,719	10,243	9,556
Non-interest expense	107,474	118,603	97,719	91,026	83,155
Income before income tax provision	66,134	106,019	73,376	72,812	60,708
Income tax provision	25,013	41,103	27,167	28,573	22,956
Net income	$41,121	$64,916	$46,209	$44,239	$37,752

Basic earnings per common share (2)	$1.41	$2.24	$1.59	$1.49	$1.26
Diluted earnings per common share (2)	$1.41	$2.24	$1.59	$1.48	$1.26
Dividends declared per common share	$0.72	$0.68	$0.64	$0.60	$0.52
Dividend payout ratio	51.1%	30.4%	40.3%	40.3%	41.3%

(Footnotes on the following page)

At or for the years ended December 31,	2017	2016	2015	2014	2013

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.66%	1.10%	0.86%	0.91%	0.82%
Return on average equity	7.75	13.07	9.93	9.82	8.73
Average equity to average assets	8.53	8.40	8.68	9.31	9.45
Equity to total assets	8.46	8.48	8.29	8.99	9.16
Interest rate spread	2.80	2.86	2.94	3.10	3.32
Net interest margin	2.93	2.97	3.04	3.22	3.43
Non-interest expense to average assets	1.73	2.01	1.82	1.77	1.76
Efficiency ratio	57.90	59.64	58.57	54.40	50.64
Average interest-earning assets to average
interest-bearing liabilities	1.12 x	1.12 x	1.11 x	1.11 x	1.10 x

Regulatory capital ratios: (3)
Tier 1 leverage capital (well capitalized = 5%)	10.11%	10.12%	8.89%	9.63%	9.48%
Common equity tier 1 risk-based capital (well capitalized = 6.5%)	13.87	14.12	12.62	n/a	n/a
Tier 1 risk-based capital (well capitalized =8%)	13.87	14.12	12.62	13.87	14.59
Total risk-based capital (well capitalized =10%)	14.31	14.64	13.17	14.60	15.63

Asset quality ratios:
Non-performing loans to gross loans (4)	0.35%	0.44%	0.60%	0.90%	1.43%
Non-performing assets to total assets (5)	0.29	0.36	0.54	0.80	1.14
Net charge-offs (recoveries) to average loans	0.24	(0.02)	0.06	0.02	0.41
Allowance for loan losses to gross loans	0.39	0.46	0.49	0.66	0.93
Allowance for loan losses to total
non-performing assets (5)	112.23	101.28	69.45	61.94	59.04
Allowance for loan losses to total
non-performing loans (4)	112.23	103.80	82.58	73.40	64.89

Full-service customer facilities	18	19	19	17	17

(1)	Calculated by dividing stockholders’ equity of by shares outstanding.
(2)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.
(3)	Represents the Bank’s capital ratios, which exceeded all minimum regulatory capital requirements during the periods presented. Common equity tier 1 risk-based capital was not a required ratio prior to 2015.
(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.
(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

General

We are a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. The primary business of the Holding Company has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured to the maximum allowable amount by the FDIC.

The Holding Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts formed during 2007 to issue a total of $60.0 million of capital securities, and $1.9 million of common securities (which are the only voting securities). The Holding Company owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from the Holding Company. The Trusts are not included in our consolidated financial statements, as we would not absorb the losses of the Trusts if losses were to occur.

The following discussion of financial condition and results of operations includes the collective results of the Holding Company and its subsidiaries (collectively, the “Company”), but reflects principally the Bank’s activities. Management views the Company as operating as a single unit - a community bank. Therefore, segment information is not provided.

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

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	Increase core deposits and continue to improve funding mix to manage cost of funds;

•	increase net interest income by leveraging loan pricing opportunities and portfolio mix;

•	enhance earnings power by improving scalability and efficiency;

•	manage credit risk;

•	remain well capitalized;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Increase core deposits and continue to improve funding mix to manage cost of funds. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have built multi-channel deposit gathering capabilities. In addition to our full-service branches we gather deposits through our Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2017 and 2016, total deposits at our Internet Branch were $401.0 million and $417.3 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2017 and 2016, total deposits in our government banking unit totaled $1,133.3 million and $1,062.1 million, respectively. Additionally, we have a business banking group which was designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2017, deposits balances in the business banking group were $168.7 million. We also obtain deposits through brokers and the CDARS® and ICS network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. During 2017, we realized an increase in due to depositors of $175.3 million, as core deposits increased $195.4 million while certificates of deposit decreased $20.2 million.

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

Increase net interest income by leveraging loan pricing opportunities and portfolio mix. During 2017, we continued our strategy of focusing more on loan pricing as opposed to volume. We saw yields on originations for the full year of 2017 increase by 31 basis points to 4.06% from 3.75% for the full year of 2016. Additionally for the first time since 2010 the yield of originations for the full year of 2017, exceeded the average yield on total interest-earning assets for the same period.

We have emphasized the strategic growth of multi-family residential mortgage loans, non-owner occupied commercial mortgage loans and floating rate commercial business loans. The commercial business and other loans have increased to 14.20% of the entire loan portfolio as of December 31, 2017 compared to 12.39% at December 31, 2016. We continued to deemphasize one-to-four family – mixed-use property and construction lending and we no longer originate new taxi medallion loans.

The following table shows loan originations and purchases during 2017, and loan balances as of December 31, 2017.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2017	Gross Loans
	(Dollars in thousands)
Multi-family residential	$373,512	$2,273,595	44.08%
Commercial real estate	238,057	1,368,112	26.51
One-to-four family ― mixed-use property	65,247	564,206	10.93
One-to-four family ― residential	26,168	180,663	3.50
Co-operative apartment	332	6,895	0.13
Construction	7,847	8,479	0.16
Small Business Administration	11,559	18,479	0.36
Taxi medallion	-	6,834	0.13
Commercial business and Other	316,748	732,973	14.20
Total	$1,039,470	$5,160,236	100.00%

At December 31, 2017, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 84.8% of our gross loans. We have repositioned our loan growth to reduce credit risk; however, our concentration in these types of loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Enhance earnings power by improving scalability and efficiency. We are improving scalability and efficiency by converting our branches to the Universal Banker model with our unique video banker service that gives customers face-to-face video chat access from 7am to 11pm daily via at our ATM terminals. The Universal Banker model provides customers with cutting-edge technology, including state-of-the-art ATMs and a higher-quality service experience, all while further reducing overall costs. We have been rolling this model out across our network as branches are renovated and new branches are opened, and anticipate a 20% expense savings through more scalable and efficient branches. In the branches using the Universal Banker model for December, over 60% of customer transactions were completed at our high powered ATMs.

Manage credit risk. By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans, excluding the taxi medallion portfolio. We recorded net charge-offs of $11.7 million for the year ended December 31, 2017, of which $11.3 million was related to taxi medallion loans, compared to net recoveries of $0.7 million for the year ended December 31, 2016. The taxi medallion charge-offs recorded during 2017, were the result of a reduction in the fair value of their underlying collateral, which is based upon the most recently reported arm’s length sales transaction. The remaining carrying value of this portfolio is $6.8 million at December 31, 2017. The loan to value for the real estate dependent loan portfolio was 39.1% and the average loan to value for non-performing loans collateralized by real estate was 39.8% at December 31, 2017. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 17 delinquent loans totaling $6.2 million, 26 delinquent loans totaling $8.0 million, and 23 delinquent loans totaling $9.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. We recorded net charge-offs on delinquent loans that were sold during 2017 of $37,000 and net recoveries of $48,000 and $0.1 million on delinquent loan sales in 2016 and 2015, respectively. We realized gross gains of $0.4 million, $0.3 million and $0.1 million on the sale of delinquent loans for the years ended December 31, 2017, 2016 and 2015, respectively. We realized gross losses of $2,000 for the year ended December 31, 2015. We did not record any gross losses during the years ended December 31, 2017 and 2016. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing loans totaled $18.1 million and $21.4 million at December 31, 2017 and 2016, respectively. Non-performing assets as a percentage of total assets were 0.29% and 0.36% at December 31, 2017 and 2016, respectively.

Remain well capitalized. The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $6.3 billion, as a best practice, we completed these tests. As of December 31, 2017, under all stress scenarios, we remained well capitalized per current regulations.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens is characterized with a high level of ethnic diversity. An important element of our strategy is to service multi-ethnic consumers and businesses. We have a particular presence and concentration in Asian communities, including in particular the Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 30 languages. We have an Asian advisory board to help broaden our links to the community by providing guidance and fostering awareness of our active role in the local community. Through our focus on and commitment to the Asian community in Queens, where we have three branches, we have obtained more than $500 million in deposits in these branches. We also have over $450 million of loans and lines of credit outstanding to borrowers in the Asian community.

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

Trends and Contingencies. Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. We have remained strategically focused on the origination of multi-family residential mortgages, commercial mortgages and commercial business loans with a full banking relationship. Because of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

As we have seen improvements in the local economy, our non-performing loans have decreased. The majority of our impaired loans are income producing residential properties located in the New York City metropolitan market. Due to the low vacancy rates for these types of properties, they have retained more of their value, thereby reducing their loss content. Non-performing loans totaled $18.1 million, $21.4 million and $26.1 million at December 31, 2017, 2016 and 2015, respectively. We have not experienced a significant increase in foreclosed properties despite an extended foreclosure process in our market. The extended foreclosure process in our market is due to the high number of foreclosure actions filed in the court system in the counties for which we are seeking foreclosure on delinquent mortgage loans. We have not encountered significant issues with documentation relating to mortgages for which we are seeking foreclosure as we maintain custody of all loan documents and review them prior to providing them to our legal counsel to initiate the foreclosure action. During the year ended December 31, 2017, we recorded net charge-offs of $11.7 million compared to net recoveries of $0.7 million and $2.6 million for the years ended December 31, 2016 and 2015, respectively. The increase in charge-offs related primarily to the taxi medallion portfolio and resulted in a provision totaling $9.9 million in 2017, compared to no provision in 2016, and a benefit of $1.0 million for the year ended December 31, 2015. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

Loan originations and purchases were $1,039.5 million, $1,132.9 million and $1,233.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. While we primarily rely on originating our own loans, we purchased $196.5 million, $186.7 million and $278.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2017, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 85.3% of our portfolio at December 31, 2017 compared to 86.9% at December 31, 2016 and 87.7% at December 31, 2015. Multi-family residential mortgage loans comprised 44.1%, 45.2% and 47.0% of our loan portfolio at December 31, 2017, 2016 and 2015, respectively. Commercial real estate mortgage loans comprised 26.5%, 25.9% and 22.9% of our loan portfolio at December 31, 2017, 2016 and 2015, respectively. One-to-four family mixed-use property mortgage loans comprised 10.9%, 11.6% and 13.1% of loan portfolio at December 31, 2017, 2016 and 2015, respectively. One-to-four family residential mortgage loans comprised 3.5%, 3.9% and 4.3% of loan portfolio at December 31, 2017, 2016 and 2015, respectively.

Due to depositors increased $175.3 million, $309.7 million and $382.8 million in 2017, 2016 and 2015, respectively. Lower-costing core deposits increased $195.4 million, $340.9 million and $285.3 million in 2017, 2016 and 2015, respectively. Higher-costing certificates of deposit decreased $20.2 million during 2017 compared to a decrease of $31.2 million in 2016 and an increase of $97.5 million during 2015. Brokered deposits represented 24.9%, 26.5% and 25.2% of total deposits at December 31, 2017, 2016 and 2015, respectively.

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

During 2017 our net interest income increased $6.0 million, or 3.6%, to $173.1 million for the twelve months ended December 31, 2017 from $167.1 million for the prior year, as a four basis point decrease in the net interest margin to 2.93% for the twelve months ended December 31, 2017 was more than offset by balance sheet growth. The decrease in the net interest margin for 2017 was primarily due to an increase in our funding costs, partially offset by an increase in the yield of our interest-earning assets. The increase in the yield of our interest earning assets was primarily due to the average balance of total loans, net increasing $387.9 million to $4,988.6 million. During 2017, the average balance of borrowed funds decreased by $61.2 million to $1,169.8 million compared to $1,231.0 million for 2016, while the cost of borrowed funds increased 14 basis points to 1.81% for the year ended December 31, 2017 from 1.67% in the comparable period. The cost of money market, savings, NOW and certificates of deposits accounts increased 28 basis points, 15 basis points, 14 basis points and two basis points, respectively, for the twelve months ended December 31, 2017 from the prior year. The cost of our deposits increased as we increased the rates we pay on certain accounts to attract additional deposits. This resulted in an increase in the cost of due to depositors of 11 basis points to 1.00% for the twelve months ended December 31, 2017 from 0.89% for the twelve months ended December 31, 2016. Overall, as a result of these changes to our funding mix our cost of interest-bearing liabilities increased 10 basis points to 1.17% for the year ended December 31, 2017 from 1.07% for the year ended December 31, 2016.

We are unable to predict the direction or timing of future interest rate changes. Approximately 54% of our certificates of deposit accounts and borrowings reprice or mature during the next year, which could result in an increase in the cost of our interest-bearing liabilities. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2017 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 27%, depending on the contractual rate of interest and the underlying collateral. NOW Accounts, money market accounts and savings accounts were assumed to have withdrawal or “run-off” rates of 6%, 14% and 23%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2017
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$341,896	$689,227	$1,738,118	$1,099,386	$481,354	$51,969	$4,401,950
Other loans	112,052	149,084	206,605	116,159	166,132	8,254	758,286
Short-term securities (1)	39,362	-	-	-	-	-	39,362
Securities held-to-maturity:
Mortgage-backed securities	329	987	3,947	2,710	-	-	7,973
Other	-	1,045	-	-	-	21,868	22,913
Securities available for sale:
Mortgage-backed securities	14,119	40,823	114,968	85,668	138,389	115,683	509,650
Other	57,642	67,516	103,546	-	-	-	228,704
Total interest-earning assets	565,400	948,682	2,167,184	1,303,923	785,875	197,774	5,968,838

Interest-Bearing Liabilities
Savings accounts	10,282	30,847	68,163	113,765	67,223	-	290,280
NOW accounts	20,737	62,210	96,257	551,571	596,949	5,508	1,333,232
Money market accounts	20,222	60,667	110,075	788,994	-	-	979,958
Certificate of deposit accounts	267,882	491,478	544,919	45,576	2,078	-	1,351,933
Mortgagors' escrow deposits	-	-	-	-	-	42,606	42,606
Borrowings	521,280	146,294	443,364	198,715	-	-	1,309,653
Total interest-bearing liabilities (2)	$840,403	$791,496	$1,262,778	$1,698,621	$666,250	$48,114	$5,307,662

Interest rate sensitivity gap	$(275,003)	$157,186	$904,406	$(394,698)	$119,625	$149,660	$661,176
Cumulative interest-rate sensitivity gap	$(275,003)	$(117,817)	$786,589	$391,891	$511,516	$661,176
Cumulative interest-rate sensitivity gap
as a percentage of total assets	-4.37%	-1.87%	12.49%	6.22%	8.12%	10.50%
Cumulative net interest-earning assets
as a percentage of interest-bearing
liabilities	67.28%	92.78%	127.17%	108.53%	109.73%	112.46%

(1)  Consists of interest-earning deposits.

(2)  Does not include non-interest bearing demand accounts totaling $385.3 million at December 31, 2017.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2017. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2017, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2017	2016	2017	2016	2017	2016
-200 basis points	3.91%	0.74%	10.44%	9.79%	12.84%	11.76%
-100 basis points	3.80	2.11	3.03	7.47	12.41	11.77
Base interest rate	―	―	―	―	12.46	11.26
+100 basis points	-5.03	-6.38	-5.58	-11.56	12.11	10.26
+200 basis points	-10.41	-13.97	-13.38	-26.43	11.37	8.83

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2017			2016			2015
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$4,304,889	$181,006	4.20%	$4,014,734	$173,419	4.32%	$3,524,331	$161,115	4.57%
Other loans, net (1)(2)	683,724	28,277	4.14	585,948	21,706	3.70	509,147	17,605	3.46
Total loans, net	4,988,613	209,283	4.20	4,600,682	195,125	4.24	4,033,478	178,720	4.43
Taxable securities:
Mortgage-backed
securities	526,934	13,689	2.60	581,505	14,231	2.45	693,893	17,309	2.49
Other securities	199,350	8,103	4.06	243,567	8,243	3.38	163,604	4,398	2.69
Total taxable securities	726,284	21,792	3.00	825,072	22,474	2.72	857,497	21,707	2.53
Tax-exempt securities: (3)
Other securities	139,704	2,984	2.14	142,472	3,148	2.21	134,807	3,593	2.67
Total tax-exempt securities	139,704	2,984	2.14	142,472	3,148	2.21	134,807	3,593	2.67
Interest-earning deposits
and federal funds sold	61,472	526	0.86	58,522	250	0.43	58,397	126	0.22
Total interest-earning
assets	5,916,073	234,585	3.97	5,626,748	220,997	3.93	5,084,179	204,146	4.02
Other assets	301,673			286,786			276,965
Total assets	$6,217,746			$5,913,534			$5,361,144

Interest-bearing liabilities:
Deposits:
Savings accounts	$292,887	1,808	0.62	$260,948	1,219	0.47	$264,891	1,151	0.43
NOW accounts	1,444,944	9,640	0.67	1,496,712	7,891	0.53	1,432,609	6,593	0.46
Money market accounts	908,025	8,151	0.90	581,390	3,592	0.62	380,595	1,551	0.41
Certificate of deposit
accounts	1,390,491	20,579	1.48	1,409,772	20,536	1.46	1,351,619	20,943	1.55
Total due to depositors	4,036,347	40,178	1.00	3,748,822	33,238	0.89	3,429,714	30,238	0.88
Mortgagors' escrow
accounts	61,962	141	0.23	56,152	112	0.20	52,364	98	0.19
Total interest-bearing
deposits	4,098,309	40,319	0.98	3,804,974	33,350	0.88	3,482,078	30,336	0.87
Borrowings	1,169,791	21,159	1.81	1,231,015	20,561	1.67	1,104,368	19,390	1.76
Total interest-bearing
liabilities	5,268,100	61,478	1.17	5,035,989	53,911	1.07	4,586,446	49,726	1.08
Non interest-bearing
demand deposits	348,518			305,096			250,488
Other liabilities	70,828			75,629			59,016
Total liabilities	5,687,446			5,416,714			4,895,950
Equity	530,300			496,820			465,194
Total liabilities and
equity	$6,217,746			$5,913,534			$5,361,144

Net interest income /
net interest rate spread (4)		$173,107	2.80%		$167,086	2.86%		$154,420	2.94%

Net interest-earning assets /
net interest margin (5)	$647,973		2.93%	$590,759		2.97%	$497,733		3.04%

Ratio of interest-earning
assets to interest-bearing
liabilities			1.12 X			1.12 X			1.11 X

(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.4 million, $4.2 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(3)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Compared to			Compared to
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$12,441	$(4,854)	$7,587	$21,481	$(9,177)	$12,304
Other loans, net	3,837	2,734	6,571	2,809	1,292	4,101
Mortgage-backed securities	(1,384)	842	(542)	(2,800)	(278)	(3,078)
Other securities	(1,467)	1,163	(304)	2,531	869	3,400
Interest-earning deposits and
federal funds sold	14	262	276	-	124	124
Total interest-earning assets	13,441	147	13,588	24,021	(7,170)	16,851

Interest-Bearing Liabilities:
Deposits:
Savings accounts	163	426	589	(20)	88	68
NOW accounts	(282)	2,031	1,749	295	1,003	1,298
Money market accounts	2,527	2,032	4,559	1,036	1,005	2,041
Certificate of deposit accounts	(260)	303	43	862	(1,269)	(407)
Mortgagors' escrow accounts	12	17	29	8	6	14
Borrowings	(1,060)	1,658	598	2,185	(1,014)	1,171
Total interest-bearing liabilities	1,100	6,467	7,567	4,366	(181)	4,185

Net change in net interest income	$12,341	$(6,320)	$6,021	$19,655	$(6,989)	$12,666

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General. Net income for the twelve months ended December 31, 2017 was $41.1 million, a decrease of $23.8 million, or 36.66%, compared to $64.9 million for the twelve months ended December 31, 2016. Diluted earnings per common share were $1.41 for the twelve months ended December 31, 2017, a decrease of $0.83, or 37.1%, from $2.24 for the twelve months ended December 31, 2016. Included in net income for the year ended December 31, 2016 was a gain on sale of buildings totaling $48.0 million, whereas there was no such gain in the recent year.

Return on average equity decreased to 7.75% for the twelve months ended December 31, 2017, from 13.07% for the prior year. Return on average assets decreased to 0.66% for the twelve months ended December 31, 2017, from 1.10% for the prior year.

Interest Income. Interest income increased $13.6 million, or 6.15%, to $234.6 million for the year ended December 31, 2017 from $221.0 million for the year ended December 31, 2016. The increase in interest income was primarily due to an increase of $289.3 million in the average balance of interest-earning assets to $5,916.1 million for the year ended December 31, 2017 from $5,626.7 million for the year ended December 31, 2016, combined with an increase of four basis points in the yield of interest-earning assets to 3.97% for the year ended December 31, 2017 from 3.93% for the year ended December 31, 2016. The four basis point increase in the yield of interest-earning assets was primarily due to an increase of $387.9 million in the average balance of higher yielding total loans, net to $4,988.6 million for the year ended December 31, 2017, combined with a decrease of $101.6 million in the average balance of lower yielding total securities to $866.0 million for the year ended December 31, 2017. Additionally, the four basis point improvement the yield of interest-earning assets was aided by a 21 basis point increase in the yield on total securities to 2.86% for the twelve months ended December 31, 2017 from 2.65% for the twelve months ended December 31, 2016, partially offset by a four basis point decline in the yield on the total loans to 4.20% for the twelve months ended December 31, 2017 from 4.24% for the prior year. The 21 basis point increase in the yield on the securities portfolio was primarily due to the purchase of new securities at higher yields than the existing portfolio. The four basis point decrease in the yield on the loan portfolio was primarily due to a decline in prepayment penalty income collected in 2017 compared to 2016. The yield on the loan portfolio, excluding prepayment penalty income on loans, decreased one basis points to 4.09% for the twelve months ended December 31, 2017 from 4.10 % for the twelve months ended December 31, 2016.

Interest Expense. Interest expense increased $7.6 million, or 14.04%, to $61.5 million for the year ended December 31, 2017 from $53.9 million for the year ended December 31, 2016. The increase in interest expense was primarily due to an increase of 10 basis points in the average cost of interest-bearing liabilities to 1.17% for the year ended December 31, 2017 from 1.07% for the year ended December 31, 2016, combined with an increase of $232.1 million in the average balance of interest-bearing liabilities to $5,268.1 million for the year ended December 31, 2017, from $5,036.0 million for the prior year. The 10 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market. This increase in rates was partially offset by an improvement in our funding mix, as the combined average balance of lower costing savings, NOW and money market deposits increased $306.8 million to $2,645.9 million for the year ended December 31, 2017 from $2,339.1 million for the prior year, while the combined average balance of higher costing certificates of deposit and borrowed funds decreased $80.5 million to $2,560.3 million for the year ended December 31, 2017 from $2,640.8 million for the prior year.

Net Interest Income. Net interest income for the year ended December 31, 2017 totaled $173.1 million, an increase of $6.0 million, or 3.60%, from $167.1 million for 2016. The increase in net interest income was primarily due to the growth of net interest-earning assets. These improvements to net interest income were partially offset by a decrease in the net interest spread of six basis points to 2.80% for the twelve months ended December 31, 2017 from 2.86% for the prior year. The yield on interest-earning assets increased four basis points to 3.97% for the year ended December 31, 2017 from 3.93% for the year ended December 31, 2016, while the cost of interest-bearing liabilities increased 10 basis point to 1.17% for the year ended December 31, 2017 from 1.07% for the prior year. The net interest margin decreased four basis points to 2.93% for the year ended December 31, 2017 from 2.97% for the year ended December 31, 2016. Excluding prepayment penalty income, the net interest margin would have been 2.84% and 2.85% for the years ended December 31, 2017 and 2016, respectively.

Provision for Loan Losses. Provision for loan losses of $9.9 million was recorded for the year ended December 31, 2017, compared to no provision during the prior year. The provision recorded during 2017 was due to the estimated fair value of NYC taxi medallions being lowered based on most recent sales data. During the twelve months ended December 31, 2017, non-accrual loans decreased $5.3 million to $15.7 million from $21.0 million at December 31, 2016. During the twelve months ended December 31, 2017, the Bank recorded net charge-offs totaling $11.7 million, or 24 basis points of average loans. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 39.8% at December 31, 2017. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2017 was $10.4 million, a decrease of $47.2 million, or 81.99%, from $57.5 million for the twelve months ended December 31, 2016. The decrease in non-interest income was primarily due to net gains on the sale of buildings of $48.0 million, as we sold three of our branch buildings during the year ending December 31, 2016 in sale-leaseback transactions. Additionally, non-interest income decreased due to a decrease in net gains from the sale of securities of $1.7 million partially offset by an increase in gains from life insurance proceeds of $0.9 million.

Non-Interest Expense. Non-interest expense was $107.5 million for the twelve months ended December 31, 2017, a decrease of $11.1 million, or 9.38%, from $118.6 million for the twelve months ended December 31, 2016. The decrease in non-interest expense was primarily due to the year ended December 31, 2016 including $10.4 million in prepayment penalties from the early extinguishment of debt.

Income Tax Provisions. Income tax expense for the year ended December 31, 2017 decreased $16.1 million, or 39.15%, to $25.0 million, compared to $41.1 million for the year ended December 31, 2016. The decrease was primarily due to a decrease of $39.9 million in income before income taxes and a decrease in the effective tax rate to 37.8% for the twelve months ended December 31, 2017 from 38.8% in the prior year. The decrease in the effective tax rate reflects the reduced impact that preferential tax items had on the Company’s tax liability during the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016. This was partially offset by $3.8 million in additional tax expense recorded during 2017 from the revaluation of our net deferred tax assets, resulting from the Tax Cuts and Jobs Act (the “TCJA”), which reduced our federal income tax rate from 35% to 21%, effective January 1, 2018. Additionally, on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was released by the SEC to address any concerns related to the accounting for income tax effects as a result of the TCJA in situations where a registrant may not have the necessary information available, prepared, or analyzed in reasonable detail to complete the required accounting in the reporting period including the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the TCJA enactment date to complete the necessary accounting.

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

Interest Expense. Interest expense increased $4.2 million, or 8.42%, to $53.9 million for the year ended December 31, 2016 from $49.7 million for the year ended December 31, 2015. The increase in the cost of interest-bearing liabilities was primarily attributable to an increase of $449.5 million in the average balance of interest-bearing liabilities to $5,036.0 million for the year ended December 31, 2016 from $4,586.4 million for the year ended December 31, 2015, which was partially offset by a decrease of one basis point in the cost of interest-bearing liabilities to 1.07% for the year ended December 31, 2016 from 1.08% for the year ended December 31, 2015. The one basis point decrease in the cost of interest-bearing liabilities was primarily attributable to decreases of nine basis points in each of the cost of certificates of deposit and borrowed funds. The decrease in the cost of certificates of deposit and borrowed funds was primarily due to maturing issuances being replaced at lower rates. Additionally, the cost of borrowed funds benefited from the early extinguishment of $130.0 million in FHLB-NY advances at an average cost of 2.82% and $78.0 million in securities sold under agreements to repurchase, at an average cost of 3.80% during 2016. These decreases were partially offset by increases of 21 basis points, seven basis points and four basis points in the cost of money market, NOW and savings accounts, respectively, for the twelve months ended December 31, 2016 from the prior year. The cost of money market accounts increased primarily due to our shifting of Government NOW deposits to a money market product which does not require us to provide collateral, allowing us to invest these funds in higher yielding assets. The cost of NOW and savings accounts increased as we increased the rate we pay on some of our products to attract additional deposits. Additionally, the cost of interest-bearing liabilities was negatively affected by increases of $126.6 million and $58.2 million in the average balance of higher costing borrowed funds and certificates of deposit, during the twelve months ended December 31, 2016, which was partially offset by an increase of $261.0 million in the average balance of lower-costing core deposits during the twelve months ended December 31, 2016 to $2,339.1 million from $2,078.1 million for the prior year.

Net Interest Income. Net interest income for the year ended December 31, 2016 totaled $167.1 million, an increase of $12.7 million, or 8.20%, from $154.4 million for 2015. The increase in net interest income was primarily due to the growth of net interest-earning assets. These improvements to net interest income were partially offset by a decrease in the net interest spread of eight basis points to 2.86% for the twelve months ended December 31, 2016 from 2.94% for the prior year. The yield on interest-earning assets decreased nine basis points to 3.93% for the year ended December 31, 2016 from 4.02% for the year ended December 31, 2015, while the cost of interest-bearing liabilities decreased one basis point to 1.07% for the year ended December 31, 2016 from 1.08% for the prior year. The net interest margin decreased seven basis points to 2.97% for the year ended December 31, 2016 from 3.04% for the year ended December 31, 2015. Excluding prepayment penalty income, the net interest margin would have been 2.85% and 2.91% for the years ended December 31, 2016 and 2015, respectively.

Provision (Benefit) for Loan Losses. There was no provision or benefit for loan losses recorded for the twelve months ended December 31, 2016, compared to a benefit of $1.0 million recorded during the prior year. No provision was recorded during the twelve months ended December 31, 2016 due to the Company’s analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the twelve months ended December 31, 2016, non-accrual loans decreased $1.8 million to $21.0 million from $22.8 million at December 31, 2015. During the twelve months ended December 31, 2016, the Bank recorded net recoveries totaling $0.7 million, or two basis points of average loans. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 39.1% at December 31, 2016. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

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

Income Tax Provisions. Income tax expense for the year ended December 31, 2016 increased $13.9 million, or 51.30%, to $41.1 million, compared to $27.2 million for the year ended December 31, 2015. The increase was primarily due to a $32.6 million increase in income before income taxes and an increase in the effective tax rate to 38.8% for the twelve months ended December 31, 2016 from 37.0% in the prior year. The increase in the effective tax rate reflects the reduced impact that preferential tax items had on the Company’s tax liability during the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015.

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2017, the Bank was able to borrow up to $2,819.5 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2017, the Bank had $1,600.8 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2017, the Bank also has unsecured lines of credit with other commercial banks totaling $100.0 million. In addition, the Holding Company has subordinated debentures totaling $73.7 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $37.0 million (which are both included in Borrowed Funds). (See Note 9 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $51.5 million, a decrease of $15.7 million from December 31, 2016. We also held marketable securities available for sale with a market value of $738.4 million at December 31, 2017.

At December 31, 2017, we had commitments to extend credit (principally real estate mortgage loans) of $116.7 million and open lines of credit for borrowers (principally business lines of credit and home equity loan lines of credit) of $224.7 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and non-interest expense in 2017 were $61.5 million and $107.5 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2017, we incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan; we did not make a contribution to the employee pension plan in 2017. We expect to pay similar amounts for these plans in 2018. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 3.42% for 2017. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2017, our employee pension plan and medical and life insurance plan have unrecognized losses of $6.2 million and $1.2 million, respectively. The non-employee director plan has a $0.5 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate and change in the Plan’s mortality table. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years. In addition, the non-employee director pension plan has an unrecognized past service liability of $12,000 due to plan amendments in prior years and the medical and life insurance plan have a $0.4 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive loss in stockholders’ equity, resulting in a reduction of stockholders’ equity of $3.7 million as of December 31, 2017.

The change in the discount rate, the Pension Plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of the three years ended December 31, 2017. During the years ended December 31, 2017, 2016 and 2015, the actual return on the employee pension plan assets was approximately 255%, 90% and 31%, respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $22.7 million at December 31, 2017, which is $0.9 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2017, funds provided by the Company's operating activities amounted to $83.8 million. These funds combined with $186.3 million provided from financing activities were utilized to fund net investing activities of $254.4 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the year ended December 31, 2017, the net total of loan originations and purchases less loan repayments and sales was $365.6 million. During the year ended December 31, 2017, the Company also purchased $170.9 million in securities. During 2017, funds were provided by net increases of $177.1 million and $92.0 million in total deposits and short-term borrowed funds, respectively, and $230.0 million in long-term borrowings. Additionally, funds were provided by $286.9 million in proceeds from maturities, sales, calls and prepayments of securities. The Company also used funds of $282.5 million, $21.0 million and $9.3 million for the repayment of long-term borrowed funds, dividend payments and purchases of treasury stock, respectively, during the year ended December 31, 2017.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the Merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2017 was $0.6 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The Holding Company is subject to the same regulatory restrictions on the declaration of dividends as the Bank.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2017 and 2016, the Bank and the Company exceeded each of their four regulatory capital requirements. (See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Allowance for Loan Losses. An allowance for loan losses (“ALL”) is provided to absorb probable estimated losses inherent in the loan portfolio. Management reviews the adequacy of the ALL by reviewing all impaired loans on an individual basis. The remaining portfolio is evaluated based on the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Judgment is required to determine how many years of historical loss experience are to be included when reviewing historical loss experience. A full credit cycle must be used, or loss estimates may be inaccurate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

Notwithstanding the judgment required in assessing the components of the ALL, the Company believes that the ALL is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements.

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value under the fair value option. Fair value is considered the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2017, financial assets and financial liabilities with fair values of $14.3 million and $37.0 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale or held-to-maturity. Securities classified as available for sale are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in accumulated other comprehensive loss. Securities held-to-maturity are carried at their amortized cost in the Consolidated Statements of Financial Condition. If any decline in fair value for securities classified available for sale or held-to-maturity is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2017 and 2016, no other-than-temporary impairment charges were recorded.

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

The Company conducts its annual qualitative impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2017, 2016 and 2015 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Borrowings	$1,309,653	$630,588	$443,364	$125,016	$110,685
Deposits	4,383,278	3,790,705	544,919	45,576	2,078
Loan commitments	341,462	341,462	-	-	-
Operating lease obligations	59,196	6,333	14,520	12,685	25,658
Purchase obligations	25,073	6,292	10,736	8,045	-
Pension and other postretirement
benefits	12,459	484	1,083	1,140	9,752
Deferred compensation plans	14,032	339	678	678	12,337
Total	$6,145,153	$4,776,203	$1,015,300	$193,140	$160,510

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

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2017, we had commitments to extend credit and lines of credit of $341.5 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2017, the Bank had 18 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

The amounts shown for pension and other postretirement benefits reflect our directors’ pension plan and amounts due under our plan for medical and life insurance benefits for retired employees. The amount shown in the “Less Than 1 Year” column represents our current estimate for these benefits, some of which are based on information supplied by actuaries. The amounts shown in columns reflecting periods over one year represent our current estimate based on the past year’s actual disbursements and information supplied by actuaries. The amounts do not include an increase for possible future retirees or increases in health plan costs. The amount shown in the “More Than 5 Years” column represents the amount required to increase the total amount to the projected benefit obligation of the directors’ plan and the medical and life insurance benefit plans, since these are unfunded plans and the underfunded portion of the employee pension plan. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

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

This information is contained in the section captioned “Interest Rate Risk” on page 57 and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.	Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2017	December 31, 2016
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$51,546	$35,857
Securities held-to-maturity:
Mortgage-backed securities (none pledged; fair value of $7,810 at December 31, 2017)	7,973	-
Other securities (none pledged; fair value of $21,889 and $35,408 at December 31, 2017 and 2016, respectively)	22,913	37,735
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $148,505 and $145,860 at December 31, 2017 and 2016, respectively; $1,590 and $2,016 at fair value pursuant to the fair value option at December 31, 2017 and 2016, respectively)	509,650	516,476
Other securities (including assets pledged of $44,052 and $82,064 at December 31, 2017 and 2016, respectively ; $12,685 and $28,429 at fair value pursuant to the fair value option at December 31, 2017 and 2016, respectively)	228,704	344,905
Loans, net of fees and costs	5,176,999	4,835,693
Less: Allowance for loan losses	(20,351)	(22,229)
Net loans	5,156,648	4,813,464
Interest and dividends receivable	21,405	20,228
Bank premises and equipment, net	30,836	26,561
Federal Home Loan Bank of New York stock, at cost	60,089	59,173
Bank owned life insurance	131,856	132,508
Goodwill	16,127	16,127
Other assets	61,527	55,453
Total assets	$6,299,274	$6,058,487

Liabilities
Due to depositors:
Non-interest bearing	$385,269	$333,163
Interest-bearing	3,955,403	3,832,252
Mortgagors' escrow deposits	42,606	40,216
Borrowed funds:
Federal Home Loan Bank advances	1,198,968	1,159,190
Subordinated debentures	73,699	73,414
Junior subordinated debentures, at fair value	36,986	33,959
Total borrowed funds	1,309,653	1,266,563
Other liabilities	73,735	72,440
Total liabilities	5,766,666	5,544,634

Commitments and contingencies (Note 15)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at December 31, 2017 and 2016; 28,588,266 shares and 28,632,904 shares outstanding at December 31, 2017 and 2016, respectively)	315	315
Additional paid-in capital	217,906	214,462
Treasury stock, at average cost (2,942,329 shares and 2,897,691 at December 31, 2017 and 2016, respectively)	(57,675)	(53,754)
Retained earnings	381,048	361,192
Accumulated other comprehensive loss, net of taxes	(8,986)	(8,362)
Total stockholders' equity	532,608	513,853

Total liabilities and stockholders' equity	$6,299,274	$6,058,487

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$209,283	$195,125	$178,720
Interest and dividends on securities:
Interest	24,489	25,141	24,827
Dividends	287	481	473
Other interest income	526	250	126
Total interest and dividend income	234,585	220,997	204,146

Interest expense
Deposits	40,319	33,350	30,336
Other interest expense	21,159	20,561	19,390
Total interest expense	61,478	53,911	49,726

Net interest income	173,107	167,086	154,420
Provision (benefit) for loan losses	9,861	-	(956)
Net interest income after benefit for loan losses	163,246	167,086	155,376

Non-interest income
Banking services fee income	4,156	3,758	3,805
Net gain on sale of loans	603	584	422
Net (loss) gain on sale of securities	(186)	1,524	167
Net gain on sale of buildings	-	48,018	6,537
Net loss from fair value adjustments	(3,465)	(3,434)	(1,841)
Federal Home Loan Bank of New York stock dividends	3,081	2,664	1,969
Gains from life insurance proceeds	1,405	460	-
Bank owned life insurance	3,227	2,797	2,880
Other income	1,541	1,165	1,780
Total non-interest income	10,362	57,536	15,719

Non-interest expense
Salaries and employee benefits	62,087	60,825	53,093
Occupancy and equipment	10,409	9,848	10,206
Professional services	7,500	7,720	7,074
FDIC deposit insurance	1,815	2,993	3,236
Data processing	5,238	4,364	4,471
Depreciation and amortization of bank premises and equipment	4,832	4,450	3,579
Other real estate owned / foreclosure expense	404	1,307	942
Prepayment penalty on borrowings	-	10,356	-
Other operating expenses	15,189	16,740	15,118
Total non-interest expense	107,474	118,603	97,719

Income before income taxes	66,134	106,019	73,376

Provision for income taxes
Federal	22,844	33,580	21,843
State and local	2,169	7,523	5,324
Total provision for income taxes	25,013	41,103	27,167

Net income	$41,121	$64,916	$46,209

Basic earnings per common share	$1.41	$2.24	$1.59
Diluted earnings per common share	$1.41	$2.24	$1.59

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2017	2016	2015

	(in thousands)

Net income	$41,121	$64,916	$46,209

Other comprehensive income (loss), net of tax:
Amortization of prior service credits, net of taxes of $12, $18 and $20 for the years ended December 31, 2017, 2016 and 2015, respectively	(33)	(27)	(26)
Amortization of net actuarial losses, net of taxes of ($249), ($238) and ($509) for the years ended December 31, 2017, 2016 and 2015, respectively	356	330	669
Unrecognized actuarial gains, net of taxes of ($146), ($367) and ($465) for the years ended December 31, 2017, 2016 and 2015, respectively	485	235	615
Change in net unrealized losses on securities available for sale, net of taxes of $1,783, $1,737 and $2,911 for the years ended December 31, 2017, 2016 and 2015, respectively	(1,771)	(2,452)	(3,818)
Reclassification adjustment for net losses (gains) included in net income, net of taxes of ($78), $638 and $72 for the years ended December 31, 2017, 2016 and 2015, respectively	108	(886)	(95)
Net unrealized gain on cashflow hedges, net of taxes of ($179) for the year ended December 31, 2017	231	-	-

Total other comprehensive loss, net of tax	(624)	(2,800)	(2,655)

Comprehensive income	$40,497	$62,116	$43,554

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	(Dollars in thousands, except per share data)

Balance at December 31, 2014	$456,247	$315	$206,437	$(37,221)	$289,623	$(2,907)

Net Income	46,209	-	-	-	46,209	-
Award of common shares released from Employee Benefit Trust (147,616 shares)	2,092	-	2,092	-	-	-
Vesting of restricted stock unit awards (204,310 shares)	-	-	(3,076)	3,580	(504)	-
Exercise of stock options (45,785 shares)	145	-	(51)	378	(182)	-
Stock-based compensation expense	4,676	-	4,676	-	-	-
Stock-based income tax benefit	574	-	574	-	-	-
Purchase of treasury shares (735,599 shares)	(14,351)	-	-	(14,351)	-	-
Repurchase of shares to satisfy tax obligation (65,666 shares)	(1,254)	-	-	(1,254)	-	-
Dividends on common stock ($0.64 per share)	(18,616)	-	-	-	(18,616)	-
Other comprehensive loss	(2,655)	-	-	-	-	(2,655)
Balance at December 31, 2015	473,067	315	210,652	(48,868)	316,530	(5,562)

Net Income	64,916	-	-	-	64,916	-
Award of common shares released from Employee Benefit Trust (142,065 shares)	2,057	-	2,057	-	-	-
Vesting of restricted stock unit awards (245,311 shares)	-	-	(4,049)	4,446	(397)	-
Exercise of stock options (103,530 shares)	328	-	(30)	526	(168)	-
Stock-based compensation expense	5,120	-	5,120	-	-	-
Stock-based income tax benefit	712	-	712	-	-	-
Purchase of treasury shares (403,695 shares)	(8,031)	-	-	(8,031)	-	-
Repurchase of shares to satisfy tax obligation (85,982 shares)	(1,827)	-	-	(1,827)	-	-
Dividends on common stock ($0.68 per share)	(19,689)	-	-	-	(19,689)	-
Other comprehensive loss	(2,800)	-	-	-	-	(2,800)
Balance at December 31, 2016	513,853	315	214,462	(53,754)	361,192	(8,362)

Net Income	41,121	-	-	-	41,121	-
Award of common shares released from Employee Benefit Trust (118,371 shares)	2,512	-	2,512	-	-	-
Vesting of restricted stock unit awards (284,595 shares)	-	-	(5,052)	5,323	(271)	-
Exercise of stock options (4,400 shares)	-	-	(6)	46	(40)	-
Stock-based compensation expense	5,990	-	5,990	-	-	-
Stock-based income tax benefit	-	-	-	-	-	-
Purchase of treasury shares (241,625 shares)	(6,666)	-	-	(6,666)	-	-
Repurchase of shares to satisfy tax obligation (90,779 shares)	(2,624)	-	-	(2,624)	-	-
Dividends on common stock ($0.72 per share)	(20,954)	-	-	-	(20,954)	-
Other comprehensive loss	(624)	-	-	-	-	(624)
Balance at December 31, 2017	$532,608	$315	$217,906	$(57,675)	$381,048	$(8,986)

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2017	2016	2015
	(In thousands)
Operating Activities

Net income	$41,121	$64,916	$46,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	9,861	-	(956)
Depreciation and amortization of premises and equipment	4,832	4,450	3,579
Net gain on sales of loans	(603)	(584)	(422)
Net loss (gain) on sales of securities	186	(1,524)	(167)
Net (gain) loss on sales of OREO	(50)	238	(300)
Net gain on sales of buildings	-	(48,018)	(6,537)
Amortization of premium, net of accretion of discount	7,509	8,453	8,986
Fair value adjustment for financial assets and financial liabilities	3,465	3,434	1,841
Income from bank owned life insurance	(3,227)	(2,797)	(2,880)
Gain from life insurance proceeds	(1,405)	(460)	-
Stock-based compensation expense	5,990	5,884	4,845
Deferred compensation	(4,154)	(4,033)	(3,561)
Excess tax benefits from stock-based payment arrangements	-	(712)	(574)
Deferred income tax provision (benefit)	8,735	(1,540)	(5,210)
Decrease (increase) in other assets	5,205	4,932	(4,984)
Increase in other liabilities	6,061	9,756	4,861
Net cash provided by operating activities	83,526	42,395	44,730

Investing Activities

Purchases of premises and equipment	(9,434)	(6,655)	(11,089)
Net purchases of Federal Home Loan Bank-NY shares	(916)	(3,107)	(9,142)
Purchases of securities held-to-maturity	(9,030)	(40,205)	(5,100)
Proceeds from sales and calls of securities held-to-maturity	15,870	8,515	3,430
Purchases of securities available for sale	(161,939)	(139,186)	(313,822)
Proceeds from sales and calls of securities available for sale	194,799	143,819	163,158
Proceeds from maturities and prepayments of
securities available for sale	76,230	118,498	114,097
Proceeds from sale of buildings	-	49,284	20,209
Purchase of bank owned life insurance	-	(16,000)	-
Proceeds from life insurance	5,284	2,432	-
Net originations of loans	(225,449)	(267,446)	(301,766)
Purchases of loans	(196,456)	(186,717)	(278,928)
Proceeds from sale of loans	56,344	11,499	16,252
Proceeds from sale of OREO, net	583	3,037	2,185
Net cash used in investing activities	(254,114)	(322,232)	(600,516)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2017	2016	2015
	(In thousands)
Financing Activities

Net increase in non interest-bearing deposits	$52,106	$63,694	$13,635
Net increase in interest-bearing deposits	122,563	245,271	368,137
Net increase in mortgagors' escrow deposits	2,390	3,372	1,165
Net proceeds from short-term borrowed funds	92,000	178,500	30,000
Proceeds from long-term borrowings	230,000	300,000	310,000
Repayment of long-term borrowings	(282,538)	(562,401)	(125,551)
Issuance of subordinated debentures, net of issuance costs of $1,598	-	73,402	-
Purchases of treasury stock	(9,290)	(9,858)	(15,605)
Excess tax benefits from stock-based payment arrangements	-	712	574
Proceeds from issuance of common stock upon exercise of stock options	-	328	145
Cash dividends paid	(20,954)	(19,689)	(18,616)
Net cash provided by financing activities	186,277	273,331	563,884

Net increase (decrease) in cash and cash equivalents	15,689	(6,506)	8,098
Cash and cash equivalents, beginning of year	35,857	42,363	34,265
Cash and cash equivalents, end of year	$51,546	$35,857	$42,363

Supplemental Cash Flow Disclosure
Interest paid	$59,868	$53,755	$48,467
Income taxes paid	23,899	36,813	32,574
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	25,450	37,525	33,148
Non-cash activities:
Securities transferred from available for sale to held-to-maturity	-	-	4,510
Loans transferred to Other Real Estate Owned	-	639	1,667
Loans provided for the sale of Other Real Estate Owned	-	-	280
Loans held for investment transferred to loans held for sale	30,565	-	300
Securities transferred to other assets	7,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015

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

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through eighteen full-service banking offices, eight of which are located in Queens County, three in Nassau County, five in Kings County (Brooklyn), and two in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2017 and 2016, the Company’s cash and cash equivalents totaled $51.5 million and $35.9 million, respectively. Included in cash and cash equivalents at those dates were $39.4 million and $25.8 million in interest-earning deposits in other financial institutions, primarily due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The Bank is required to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement is included in cash and cash equivalents and totaled $9.7 million and $10.1 million at December 31, 2017 and 2016, respectively.

Debt and Equity Securities:

Securities are classified as held-to-maturity when management intends to hold the securities until maturity. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other-than-temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as part of accumulated other comprehensive loss, net of taxes. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. OTTI losses for debt securities are measured using a discounted cash flow model. OTTI losses for equity securities are measured using quoted market prices, when available, or, when market quotes are not available due to an illiquid market, we use an impairment model from a third party or quotes from investment brokers. See Note 6, “Debt and Equity Securities,” for additional information regarding other-than-temporary impairment for debt and equity securities.

Goodwill:

Goodwill is presumed to have an indefinite life and is tested annually, or more frequently when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if impairment is required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the qualitative assessment in reviewing the carrying value of goodwill as of December 31, 2017, 2016 and 2015, concluding that there was no goodwill impairment. At December 31, 2017 and 2016, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

Interest on loans is recognized on the accrual basis. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is not likely to occur.

The Bank may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2017 and 2016 were performing loans at the time of purchase and therefore were not considered impaired when purchased.

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

The Company maintains an ALL at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. An unallocated component may at times be maintained to cover uncertainties that could affect management's estimate of probable losses.  When necessary an unallocated component of the allowance will reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The determination of the amount of the ALL includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. The Company reviews each impaired loan on an individual basis to determine if either a charge-off or a valuation allowance needs to be allocated to the loan. The Company does not charge-off or allocate a valuation allowance to loans for which management has concluded the current value of the underlying collateral will allow for recovery of the loan balance either through the sale of the loan or by foreclosure and sale of the property.

For calculating the ALL, the Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. For 2017, the Company used a loss emergence period of 1.33 years compared to one year used in the calculation in prior periods. This change resulted in an increase of $0.5 million in the ALL at December 31, 2017. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the ALL on a quarterly basis.

The Company considers fair value of collateral dependent mortgage loans to be 85% of the appraised or internally estimated value. The 85% is based on the actual net proceeds the Bank has received from the sale of other real estate owned (“OREO”) as a percentage of OREO’s appraised value. For collateral dependent taxi medallion loans, the Company considers fair value to be the value of the underlying medallion based upon the most recently reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. For both collateral dependent mortgage loans and taxi medallion loans, the amount by which the loan’s book value exceeds fair value is charged-off.

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

As of December 31, 2017, we utilized recent third party appraisals of the collateral to measure impairment for $28.0 million, or 72.8%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $10.4 million, or 27.2%, of collateral dependent impaired loans.

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

These restructurings have not included a reduction of principal balance. The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. All loans classified as TDR are considered impaired. TDRs which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status and are not included as part of non-performing loans. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status and reported as non-accrual performing TDR loans until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are placed on non-accrual status and reported as non-performing loans.

The allocation of a portion of the ALL for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2017, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the ALL.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2017 and 2016, there were no loans classified as held for sale.

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

Other Real Estate Owned:

OREO consists of property acquired through foreclosure. These properties are carried at fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount, the difference is recognized as a valuation allowance. Further decreases to the estimated value will be charged directly to expense. There was no OREO at December 31, 2017 compared to $0.5 million at December 31, 2016.

Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets (3 to 17 years). Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Bank a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2017, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2017.

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

Derivatives:

Derivatives are recorded on the Consolidated Statements of Financial Condition at fair value. The Company records derivatives on a gross basis in “Other assets” and/or “Other liabilities” in the Consolidated Statements of Financial Condition. The accounting for changes in value of a derivative depends on the type of hedge and on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings.

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed at least quarterly. For cash flow hedges, the effective portion of changes in the fair value of the derivative is initially recorded as a component of accumulated other comprehensive income or loss, net of tax, and subsequently reclassified into earnings when the hedged transaction effects earnings. Any hedge ineffectiveness (gain or loss) is reported in current-period earnings. For fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains and losses on securities available for sale and cash flow hedges arising during the period, adjustments to net periodic pension costs and reclassification adjustments for realized gains and losses on securities available for sale and OTTI charges included in net income.

Segment Reporting:

Management views the Company as operating as a single unit, a community bank. Therefore, segment information is not provided.

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.4 million, $2.4 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2017	2016	2015
	(In thousands, except per share data)
Net income, as reported	$41,121	$64,916	$46,209
Divided by:
Weighted average common shares outstanding	29,080	28,957	29,106
Weighted average common stock equivalents	2	13	20
Total weighted average common shares outstanding and common stock equivalents	29,082	28,970	29,126

Basic earnings per common share	$1.41	$2.24	$1.59
Diluted earnings per common share	$1.41	$2.24	$1.59
Dividend Payout ratio	51.1%	30.4%	40.3%

There were no options that were anti-dilutive for the years ended December 31, 2017, 2016 and 2015.

3. Loans and Allowance for Loan Losses

The composition of loans is as follows at December 31:

	2017	2016
	(In thousands)
Multi-family residential	$2,273,595	$2,178,504
Commercial real estate	1,368,112	1,246,132
One-to-four family ― mixed-use property	564,206	558,502
One-to-four family ― residential	180,663	185,767
Co-operative apartments	6,895	7,418
Construction	8,479	11,495
Small Business Administration	18,479	15,198
Taxi medallion	6,834	18,996
Commercial business and other	732,973	597,122
Gross loans	5,160,236	4,819,134
Net unamortized premiums and unearned loan fees	16,763	16,559
Total loans, net of fees and costs	$5,176,999	$4,835,693

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 84.8% and 83.5% of our gross loans at December 31, 2017 and 2016, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our provisions for loan losses and to maintain an ALL as a percentage of total loans in excess of the allowance currently maintained. At December 31, 2017, we were servicing $38.8 million of mortgage loans and $14.9 million of SBA loans for others.

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

The following tables show loans modified and classified as TDR during the periods indicated:

	For the year ended December 31, 2017
(Dollars in thousands)	Number	Balance	Modification description

Taxi medallion	10	$6,741	Four loans received a below market interest rate and the loan amortization was extended. Six loans had loan amortization extensions.
Total	10	$6,741

	For the year ended December 31, 2016
(Dollars in thousands)	Number	Balance	Modification description

One-to-four family - residential	2	$263	Received a below market interest rate and the loans amortization were extended
Taxi medallion	12	9,764	Nine loans received a below market interest rate and three had their loan amortization extended
Commercial business and other	1	324	Received a below market interest rate and the loan amortization was extended
Total	15	$10,351

	For the year ended December 31, 2015
(Dollars in thousands)	Number	Balance	Modification description

Small Business Administration	1	$41	Received a below market interest rate and the loan amortization was extended
Total	1	$41

The recorded investment of the loans modified and classified to a TDR, presented in the tables above, were unchanged as there was no principal forgiven in these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,518	9	$2,572
Commercial real estate	2	1,986	2	2,062
One-to-four family - mixed-use property	5	1,753	5	1,800
One-to-four family - residential	3	572	3	591
Taxi medallion	20	5,916	12	9,735
Commercial business and other	2	462	2	675

Total performing troubled debt restructured	41	$13,207	33	$17,435

During the year ended December 31, 2017 and 2016, there were no TDR loans transferred to non-performing status. The decline in the recorded investment of taxi medallion TDR loans was due to the Company recording partial charge-offs on these loans. The partial charge-offs were the result of the fair value of the underlying collateral declining. These loans continue to pay as agreed, however the Company has stopped accruing interest on these loans and records interest on the cash basis.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$383	1	$396

Total troubled debt restructurings that subsequently defaulted	1	$383	1	$396

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(In thousands)	2017	2016

Loans ninety days or more past due and still accruing:
Commercial real estate	$2,424	$-
One-to-four family mixed-use property	-	386
Total	2,424	386

Non-accrual mortgage loans:
Multi-family residential	3,598	1,837
Commercial real estate	1,473	1,148
One-to-four family mixed-use property	1,867	4,025
One-to-four family residential	7,808	8,241
Total	14,746	15,251

Non-accrual non-mortgage loans:
Small Business Administration	46	1,886
Taxi medallion	918	3,825
Commercial business and other	-	68
Total	964	5,779

Total non-accrual loans	15,710	21,030

Total non-performing loans	$18,134	$21,416

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2017	2016	2015
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,705	$1,963	$2,387
Less: Interest income included in the results of operations	619	455	702
Total foregone interest	$1,086	$1,508	$1,685

The following table shows an age analysis of our recorded investment in loans at December 31, 2017:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,533	$279	$3,598	$6,410	$2,267,185	$2,273,595
Commercial real estate	1,680	2,197	3,897	7,774	1,360,338	1,368,112
One-to-four family - mixed-use property	1,570	860	1,867	4,297	559,909	564,206
One-to-four family - residential	1,921	680	7,623	10,224	170,439	180,663
Co-operative apartments	-	-	-	-	6,895	6,895
Construction loans	-	-	-	-	8,479	8,479
Small Business Administration	-	-	-	-	18,479	18,479
Taxi medallion	-	108	-	108	6,726	6,834
Commercial business and other	2	-	-	2	732,971	732,973
Total	$7,706	$4,124	$16,985	$28,815	$5,131,421	$5,160,236

The following table shows an age analysis of our recorded investment in loans at December 31, 2016:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,575	$287	$1,837	$4,699	$2,173,805	$2,178,504
Commercial real estate	3,363	22	1,148	4,533	1,241,599	1,246,132
One-to-four family - mixed-use property	4,671	762	4,411	9,844	548,658	558,502
One-to-four family - residential	3,831	194	8,047	12,072	173,695	185,767
Co-operative apartments	-	-	-	-	7,418	7,418
Construction loans	-	-	-	-	11,495	11,495
Small Business Administration	13	-	1,814	1,827	13,371	15,198
Taxi medallion	-	-	3,825	3,825	15,171	18,996
Commercial business and other	22	1	-	23	597,099	597,122
Total	$14,475	$1,266	$21,082	$36,823	$4,782,311	$4,819,134

The following tables show the activity in the allowance for loan losses for the periods indicated:

For the year ended December 31, 2017
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$-	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(454)	(4)	(39)	(415)	-	-	(212)	(11,283)	(65)	-	(12,472)
Recoveries	300	96	108	91	-	-	80	-	58	-	733
Provision (benefit)	54	64	(427)	391	-	(24)	320	9,040	1,036	(593)	9,861
Ending balance	$5,823	$4,643	$2,545	$1,082	$-	$68	$669	$-	$5,521	$-	$20,351

For the year ended December 31, 2016
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$-	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(161)	-	(144)	(114)	-	-	(529)	(142)	(69)	-	(1,159)
Recoveries	339	11	777	366	-	-	99	-	261	-	1,853
Provision (benefit)	(973)	237	(1,957)	(464)	-	42	649	2,042	(169)	593	-
Ending balance	$5,923	$4,487	$2,903	$1,015	$-	$92	$481	$2,243	$4,492	$593	$22,229

For the year ended December 31, 2015
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$8,827	$4,202	$5,840	$1,690	$-	$42	$279	$11	$4,205	$25,096
Charge-off's	(474)	(32)	(592)	(342)	-	-	(34)	-	(2,371)	(3,845)
Recoveries	269	168	76	375	-	-	40	-	312	1,240
Provision (benefit)	(1,904)	(99)	(1,097)	(496)	-	8	(23)	332	2,323	(956)
Ending balance	$6,718	$4,239	$4,227	$1,227	$-	$50	$262	$343	$4,469	$21,535

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

At December 31, 2017
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed- use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,273,595	$1,368,112	$564,206	$180,663	$6,895	$8,479	$18,479	$6,834	$732,973	$-	$5,160,236
Ending balance: individually evaluated for impairment	$7,311	$9,089	$5,445	$9,686	$-	$-	$137	$6,834	$661	$-	$39,163
Ending balance: collectively evaluated for impairment	$2,266,284	$1,359,023	$558,761	$170,977	$6,895	$8,479	$18,342	$-	$732,312	$-	$5,121,073

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$205	$177	$198	$56	$-	$-	$-	$-	$6	$-	$642
Ending balance: collectively evaluated for impairment	$5,618	$4,466	$2,347	$1,026	$-	$68	$669	$-	$5,515	$-	$19,709

At December 31, 2016
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed- use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,178,504	$1,246,132	$558,502	$185,767	$7,418	$11,495	$15,198	$18,996	$597,122	$-	$4,819,134
Ending balance: individually evaluated for impairment	$5,923	$6,551	$8,809	$9,989	$-	$-	$1,937	$16,282	$2,492	$-	$51,983
Ending balance: collectively evaluated for impairment	$2,172,581	$1,239,581	$549,693	$175,778	$7,418	$11,495	$13,261	$2,714	$594,630	$-	$4,767,151

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$232	$179	$417	$60	$-	$-	$90	$2,236	$12	$-	$3,226
Ending balance: collectively evaluated for impairment	$5,691	$4,308	$2,486	$955	$-	$92	$391	$7	$4,480	$593	$19,003

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$5,091	$5,539	$-	$3,660	$3,796	$-
Commercial real estate	7,103	7,103	-	4,489	4,516	-
One-to-four family mixed-use property	4,218	4,556	-	6,435	6,872	-
One-to-four family residential	9,272	10,489	-	9,560	11,117	-
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	137	151	-	416	509	-
Taxi medallion	6,834	18,063	-	2,334	2,476	-
Commercial business and other	313	682	-	2,072	2,443	-

Total loans with no related allowance recorded	32,968	46,583	-	28,966	31,729	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,220	2,220	205	2,263	2,263	232
Commercial real estate	1,986	1,986	177	2,062	2,062	179
One-to-four family mixed-use property	1,227	1,227	198	2,374	2,376	417
One-to-four family residential	414	414	56	429	429	60
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	-	-	-	1,521	1,909	90
Taxi medallion	-	-	-	13,948	13,948	2,236
Commercial business and other	348	348	6	420	420	12

Total loans with an allowance recorded	6,195	6,195	642	23,017	23,407	3,226

Total Impaired Loans:
Total mortgage loans	$31,531	$33,534	$636	$31,272	$33,431	$888

Total non-mortgage loans	$7,632	$19,244	$6	$20,711	$21,705	$2,338

The following table shows our average recorded investment and interest income recognized for loans that were considered impaired for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,260	$80	$4,762	$96	$8,285	$92
Commercial real estate	6,187	300	4,753	169	4,926	7
One-to-four family mixed-use property	5,104	168	7,914	141	10,295	244
One-to-four family residential	9,865	108	10,233	82	12,985	138
Co-operative apartments	-	-	-	-	153	-
Construction	596	22	285	7	250	-
Non-mortgage loans:
Small Business Administration	207	11	369	20	299	1
Taxi medallion	4,537	161	3,110	67	-	-
Commercial business and other	1,267	98	2,217	181	3,912	253

Total loans with no related allowance recorded	31,023	948	33,643	763	41,105	735

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,348	136	2,279	116	2,343	117
Commercial real estate	2,026	95	2,145	100	997	167
One-to-four family mixed-use property	1,341	65	2,560	138	2,983	151
One-to-four family residential	420	16	410	15	347	14
Co-operative apartments	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Non-mortgage loans:
Small Business Administration	-	-	616	42	38	2
Taxi medallion	10,997	166	7,244	147	1,062	66
Commercial business and other	375	22	827	45	2,692	102

Total loans with an allowance recorded	17,507	500	16,081	603	10,462	619

Total Impaired Loans:
Total mortgage loans	$31,147	$990	$35,341	$864	$43,564	$930

Total non-mortgage loans	$17,383	$458	$14,383	$502	$8,003	$424

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previously mentioned categories then the loan would be considered “Pass.” These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as loss, as loans that are designated as Loss are charged to the ALL. Loans that are non-accrual are designated as Substandard, Doubtful or Loss. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2017:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$6,389	$4,793	$-	$-	$11,182
Commercial real estate	2,020	8,871	-	-	10,891
One-to-four family - mixed-use property	2,835	3,691	-	-	6,526
One-to-four family - residential	2,076	9,115	-	-	11,191
Co-operative apartments	-	-	-	-	-
Construction loans	-	-	-	-	-
Small Business Administration (1)	548	108	-	-	656
Taxi medallion	-	6,834	-	-	6,834
Commercial business and other	14,859	545	-	-	15,404
Total loans	$28,727	$33,957	$-	$-	$62,684

(1)	Balances shown are net of the portion guaranteed by the Small Business Administration totaling $0.1 million at December 31, 2017.

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2016:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$7,133	$3,351	$-	$-	$10,484
Commercial real estate	2,941	4,489	-	-	7,430
One-to-four family - mixed-use property	4,197	7,009	-	-	11,206
One-to-four family - residential	1,205	9,399	-	-	10,604
Co-operative apartments	-	-	-	-	-
Construction loans	-	-	-	-	-
Small Business Administration (1)	540	436	-	-	976
Taxi medallion	2,715	16,228	54	-	18,997
Commercial business and other	9,924	2,493	-	-	12,417
Total loans	$28,655	$43,405	$54	$-	$72,114

(1)	Balances shown are net of the portion guaranteed by the Small Business Administration totaling $1.5 million at December 31, 2016.

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

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2017

(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	3	$872	$-	$38
Commercial real estate	5	1,821	(4)	34
One-to-four family - mixed-use property	9	3,523	(33)	343

Total	17	$6,216	$(37)	$415

Performing loans
Multi-family residential	12	$18,784	$-	$(36)
Commercial real estate	7	26,283	-	(28)
Small Business Administration	8	5,061	-	252

Total	27	$50,128	$-	$188

	For the year ended December 31, 2016

(Dollars in thousands)	Loans sold	Proceeds	Net recoveries	Net gain
Delinquent and non-performing loans
Multi-family residential	9	$2,680	$1	$3
Commercial real estate	2	192	-	-
One-to-four family - mixed-use property	15	5,093	47	262

Total	26	$7,965	$48	$265

Performing loans
Small Business Administration	6	$3,534	$-	$319

Total	6	$3,534	$-	$319

	For the year ended December 31, 2015

(Dollars in thousands)	Loans sold	Proceeds	Net recoveries	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	9	$3,540	$134	$(1)
Commercial real estate	4	2,615	-	13
One-to-four family - mixed-use property	10	2,831	-	58
One-to-four family - residential property	1	160	-	42

Total	24	$9,146	$134	$112

Performing loans
Commercial real estate	1	$3,056	$-	$30
Small Business Administration	5	4,209	-	280

Total	6	$7,265	$-	$310

5. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2017	2016	2015
	(In thousands)

Balance at beginning of year	$533	$4,932	$6,326
Acquisitions	-	639	1,667
Reductions to carrying value	-	(1,763)	(896)
Sales	(533)	(3,275)	(2,165)

Balance at end of year	$-	$533	$4,932

OREO balances are included in “Other assets” within our Consolidated Statements of Financial Condition.

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income in “Other operating expenses” during the periods presented:

	For the years ended December 31,
	2017	2016	2015
	(In thousands)

Gross gains	$50	$37	$306
Gross losses	-	(275)	(6)
Write-down of carrying value	-	(1,763)	(896)

Total Income (Expense)	$50	$(2,001)	$(596)

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the year ended December 31, 2017, we did not foreclose on any consumer mortgages through in-substance repossession. We did not hold any foreclosed residential real estate at December 31, 2017 and held $0.5 million at December 31, 2016. Included within net loans as of December 31, 2017 and 2016, was a recorded investment of $10.5 million and $11.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

6. Debt and Equity Securities

The Company did not hold any trading securities at December 31, 2017 and 2016. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$22,913	$21,889	$-	$1,024

Total municipals	22,913	21,889	-	1,024

FNMA	7,973	7,810	-	163

Total mortgage-backed securities	7,973	7,810	-	163

Total	$30,886	$29,699	$-	$1,187

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2016:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$37,735	$35,408	$-	$2,327

Total	$37,735	$35,408	$-	$2,327

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$102,767	$-	$7,233
Municipals	101,680	103,199	1,519	-
Mutual funds	11,575	11,575	-	-
Collateralized loan obligations	10,000	10,053	53	-
Other	1,110	1,110	-	-
Total other securities	234,365	228,704	1,572	7,233
REMIC and CMO	328,668	325,302	595	3,961
GNMA	1,016	1,088	72	-
FNMA	136,198	135,474	330	1,054
FHLMC	48,103	47,786	18	335
Total mortgage-backed securities	513,985	509,650	1,015	5,350
Total securities available for sale	$748,350	$738,354	$2,587	$12,583

Mortgage-backed securities shown in the table above includes one private issue collateralized mortgage obligations (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $21,000 at December 31, 2017.

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

The corporate securities held by the Company at December 31, 2017 and 2016 are issued by U.S. banking institutions.

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at December 31, 2017, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,045	$1,045
Due after ten years	21,868	20,844
Total other securities	22,913	21,889
Mortgage-backed securities	7,973	7,810
Total securities held-to-maturity	$30,886	$29,699

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2017, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	4,306	4,317
Due after five years through ten years	129,931	122,809
Due after ten years	88,553	90,003

Total other securities	222,790	217,129
Mutual funds	11,575	11,575
Mortgage-backed securities	513,985	509,650

Total securities available for sale	$748,350	$738,354

The following table shows the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017.

		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$20,844	$1,024	$20,844	$1,024	$-	$-
Total other securities	1	20,844	1,024	20,844	1,024	-	-

FNMA	1	7,810	163	7,810	163	-	-
Total mortgage-backed securities	1	7,810	163	7,810	163	-	-

Total securities held-to-maturity	2	$28,654	$1,187	$28,654	$1,187	$-	$-

Available for sale securities
Corporate	14	$102,767	$7,233	$9,723	$277	$93,044	$6,956
Total other securities	14	102,767	7,233	9,723	277	93,044	6,956

REMIC and CMO	36	249,596	3,961	162,781	1,406	86,815	2,555
FNMA	17	120,510	1,054	109,258	850	11,252	204
FHLMC	2	46,829	335	43,258	294	3,571	41
Total mortgage-backed securities	55	416,935	5,350	315,297	2,550	101,638	2,800
Total securities available for sale	69	$519,702	$12,583	$325,020	$2,827	$194,682	$9,756

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

The Company reviewed each investment that had an unrealized loss at December 31, 2017 and 2016. The unrealized losses in held-to-maturity municipal securities at December 31, 2017 and 2016 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at December 31, 2017 were caused by movements in interest rates. The unrealized losses in securities available for sale at December 31, 2017 and 2016 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017 and 2016.

The Company did not record any credit related OTTI charges during the years ended December 31, 2017, 2016 and 2015.

The Company sold available for sale securities with carrying values at the time of sale totaling $112.4 million, $126.0 million and $163.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended December 31,
	2017	2016	2015
	(In thousands)
Gross gains from the sale of securities	$401	$2,370	$2,899
Gross losses from the sale of securities	(587)	(846)	(2,732)

Net (losses) gains from the sale of securities	$(186)	$1,524	$167

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $17.0 million and $15.7 million at December 31, 2017 and 2016, respectively.

7. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2017	2016
	(In thousands)
Leasehold improvements	$37,044	$29,795
Equipment and furniture	22,489	21,924
Total	59,533	51,719
Less: Accumulated depreciation and amortization	28,697	25,158
Bank premises and equipment, net	$30,836	$26,561

During the year ended December 31, 2016, the Company sold three branch buildings, realizing a pre-tax gain of $48.0 million. During the year ended December 31, 2015, the Company sold three branch buildings in sale-leaseback transactions, realizing a pre-tax gain of $12.7 million, of which $6.5 million was recognized in earnings during the year ended December 31, 2015 and $6.2 million was deferred and is being amortized over the 10-year term of the branch leases. The Company has no continuing involvement in any of the sold branch buildings other than as an ordinary lessee. The Company owned no branch buildings at December 31, 2017.

8. Deposits

Total deposits at December 31, 2017 and 2016, and the weighted average rate on deposits at December 31, 2017, are as follows:

	2017	2016	Weighted Average Rate 2017
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,351,933	$1,372,115	1.57%
Savings accounts	290,280	254,283	0.64
Money market accounts	979,958	843,370	1.05
NOW accounts	1,333,232	1,362,484	0.83
Total interest-bearing deposits	3,955,403	3,832,252
Non-interest bearing demand deposits	385,269	333,163
Total due to depositors	4,340,672	4,165,415
Mortgagors' escrow deposits	42,606	40,216	0.25
Total deposits	$4,383,278	$4,205,631

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $238.8 million and $214.0 million at December 31, 2017 and 2016, respectively. The aggregate amount of brokered deposits was $1,090.0 million and $1,114.9 million at December 31, 2017 and 2016, respectively.

Government deposits are collateralized by either securities, letters of credit issued by FHLB-NY or are placed in an Insured Cash Sweep service (“ICS”). ICS deposits are considered brokered deposits. The letters of credit are collateralized by mortgage loans pledged by the Bank.

At December 31, 2017, government deposits totaled $1,133.3 million, of which $639.5 million were ICS deposits and $493.8 million were collateralized by $183.9 million in securities and $402.1 million of letters of credit. At December 31, 2016, government deposits totaled $1,062.1 million, of which $539.0 million were ICS deposits and $523.1 million were collateralized by $218.8 million in securities and $382.5 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Certificate of deposit accounts	$20,579	$20,536	$20,943
Savings accounts	1,808	1,219	1,151
Money market accounts	8,151	3,592	1,551
NOW accounts	9,640	7,891	6,593
Total due to depositors	40,178	33,238	30,238
Mortgagors' escrow deposits	141	112	98
Total interest expense on deposits	$40,319	$33,350	$30,336

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2017	2016
	(In thousands)
Within 12 months	$759,360	$644,336
More than 12 months to 24 months	449,293	475,858
More than 24 months to 36 months	95,626	173,936
More than 36 months to 48 months	42,928	34,038
More than 48 months to 60 months	2,648	42,673
More than 60 months	2,078	1,274
Total certificate of deposit accounts	$1,351,933	$1,372,115

9. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

FHLB-NY advances - fixed rate:
Due in 2017	$-	-%	$550,981	1.02%
Due in 2018	630,588	1.41	259,088	1.27
Due in 2019	257,216	1.55	149,112	1.48
Due in 2020	186,148	1.64	105,206	1.42
Due in 2021	125,016	1.57	94,803	1.47
Total FHLB-NY advances	1,198,968	1.49	1,159,190	1.21

Subordinated debentures - fixed rate through 2021
Due in 2026	73,699	5.34	73,414	5.36

Junior subordinated debentures - adjustable rate
Due in 2037	36,986	4.86	33,959	4.28

Total borrowings	$1,309,653	1.80%	$1,266,563	1.53%

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings terms range from one day to five years.

During 2016, $130.0 million in FHLB-NY advances at an average cost of 2.82% and $78.0 million in securities sold under agreements to repurchase, at an average cost of 3.80%, were extinguished prior to their scheduled maturity dates, incurring a prepayment penalty totaling $10.4 million. During 2015, $80.0 million in FHLB-NY fixed rate advances were modified from an average cost of 4.41% to an average cost of 3.46%. This modification extended the maturity on the advances by an average of 2.3 years without incurring a prepayment penalty. During 2017, there were no modifications or extinguishments prior to the borrowings contractual maturity dates.

At December 31, 2017, the Bank was able to borrow up to $2,819.5 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2017, the Bank had $1,600.8 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2017, the Bank also has unsecured lines of credit with other commercial banks totaling $100.0 million.

As part of the Company’s strategy to finance investment opportunities and manage its cost of funds, the Company can enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements are delivered to the broker-dealers or the FHLB-NY who arrange the transaction. The securities remain registered in the name of the Company and are returned upon the maturity of the agreement. The Company retains the right of substitution of collateral throughout the terms of the agreements. As a condition of the repurchase agreements the Company is required to provide sufficient collateral. If the fair value of the collateral were to fall below the required level, the Company is obligated to pledge additional collateral. All the repurchase agreements were collateralized by mortgage-backed securities. At December 31, 2017 and 2016, the Company did not have any repurchase agreements outstanding.

Information relating to these agreements at or for the years ended December 31 is as follows:

	2017	2016	2015
	(Dollars in thousands)
Book value of collateral	$-	$-	$131,421
Estimated fair value of collateral	-	-	131,421
Average balance of outstanding agreements during the year	-	64,087	116,000
Maximum balance of outstanding agreements at a month end during the year	-	116,000	116,000
Average interest rate of outstanding agreements during the year	-	3.26%	3.22%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY and certain qualifying mortgage loans in an amount at least equal to 110% of the advances outstanding. The Bank may also pledge mortgage-backed and mortgage-related securities, and other securities not otherwise pledged.

During the year ended December 31, 2016, the Holding Company issued subordinated debt with an aggregated principal amount of $75.0 million. The subordinated debt was issued at 5.25% fixed-to-floating rate maturing in 2026. The debt is fixed-rate for the first five years, after which it resets quarterly. Additionally, the debt is callable at par quarterly through its maturity date beginning December 15, 2021. The subordinated debentures were structured to qualify as Tier 2 capital for regulatory purposes.

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

10. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. The Company remains subject to examination for its Federal, New York State and New Jersey income tax returns for the years ending on or after December 31, 2014. The Company is undergoing examinations of its Federal income tax return for 2015 and its New York City income tax returns for 2011, 2012 and 2013. The Company believes it has accrued for all potential amounts that may be due to all taxing authorities.

Income tax provisions are summarized as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Federal:
Current	$14,859	$34,996	$25,319
Deferred	7,985	(1,416)	(3,476)
Total federal tax provision	22,844	33,580	21,843
State and Local:
Current	1,419	7,647	7,059
Deferred	750	(124)	(1,735)
Total state and local tax provision	2,169	7,523	5,324
Total income tax provision	$25,013	$41,103	$27,167

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, which among other things, reduced the federal income tax rate for corporations from 35% to 21% effective January 1, 2018. We recorded $3.8 million in additional tax expense during 2017 from the revaluation of our net deferred tax assets, resulting from the TCJA. The Company has recorded a deferred tax asset of $24.4 million, which reflects the tax impact from the TCJA. Additionally, on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was released by the Securities and Exchange Commission (“SEC”) to address any concerns related to the accounting for income tax effects as a result of the TCJA in situations where a registrant may not have the necessary information available, prepared, or analyzed in reasonable detail to complete the required accounting in the reporting period including the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the TCJA enactment date to complete the necessary accounting.

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 37.8%, 38.8% and 37.0% for the years ended December 31, 2017, 2016 and 2015, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2017		2016		2015
	(Dollars in thousands)
Taxes at federal statutory rate	$23,147	35.0%	$37,106	35.0%	$25,681	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,410	2.1	4,890	4.6	3,461	4.7
TCJA	3,770	5.7	-	-	-	-
Other	(3,314)	(5.0)	(893)	(0.8)	(1,975)	(2.7)
Taxes at effective rate	$25,013	37.8%	$41,103	38.8%	$27,167	37.0%

The components of the net deferred tax assets are as follows at December 31:

	2017	2016
	(In thousands)
Deferred tax assets:
Postretirement benefits	$6,047	$7,800
Allowance for loan losses	6,414	9,518
Stock based compensation	2,808	3,525
Depreciation	1,057	2,135
Unrealized loss on securities available for sale	3,150	2,770
Fair value adjustment on financial assets carried at fair value	168	-
Fair value hedges	939	1,027
Adjustment required to recognize funded status of postretirement pension plans	2,068	3,246
Gain on sale of buildings	1,434	2,211
Other	299	2,434
Deferred tax assets	24,384	34,666

Deferred tax liabilities:
FPFC deferred income	1,916	-
Cashflow hedges	129	-
Fair value adjustment on financial assets carried at fair value	-	150
Fair value adjustment on financial liabilities carried at fair value	7,800	11,943
Other	4,239	4,684
Deferred tax liabilities	14,084	16,777

Net deferred tax asset included in other assets	$10,300	$17,889

The Company has recorded a deferred tax asset of $24.4 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $14.1 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2017 and 2016.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2017, the Company did not recognize any material amounts of interest or penalties on income taxes.

11. Stock-Based Compensation

For the years ended December 31, 2017, 2016 and 2015 the Company’s net income, as reported, includes $5.9 million, $5.9 million and $4.8 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.9 million, $2.3 million and $1.7 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 276,900, 337,175 and 318,120 restricted stock units granted for the years ended December 31, 2017, 2016 and 2015, respectively.

No stock options have been granted by the Company since 2009. There are 1,200 options outstanding at an average weighted exercise price of $13.91.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can, but need not, be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (“Prior Plans”). On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminates, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 954,003 shares are available for future issuance under the 2014 Omnibus Plan at December 31, 2017. To fund restricted stock unit awards or option exercises, shares are issued from treasury stock, if available; otherwise new shares are issued. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2017:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2016	488,779	$18.99
Granted	276,900	28.21
Vested	(244,762)	21.93
Forfeited	(23,595)	23.62
Non-vested at December 31, 2017	497,322	$22.46

Vested but unissued at December 31, 2017	244,077	$22.67

As of December 31, 2017, there was $7.8 million of total unrecognized compensation cost related to RSU awards granted under the 2014 Omnibus Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of awards vested for the years ended December 31, 2017, 2016 and 2015 were $7.0 million, $4.9 million and $4.9 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates. As of December 31, 2017, there is no remaining unrecognized compensation cost related to stock options granted.

The following table summarizes certain information regarding the stock option awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual (years)	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2016	5,600	$9.61
Granted	-	-
Exercised	(4,400)	8.44
Forfeited	-	-
Outstanding at December 31, 2017	1,200	$13.91	0.8	$16
Exercisable shares at December 31, 2017	1,200	$13.91	0.8	$16

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, during the years ended December 31, 2017, 2016 and 2015 are provided in the following table:

(In thousands)	2017	2016	2015
Proceeds from stock options exercised	$-	$328	$145
Fair value of shares received upon exercise of stock options	37	1,380	447
Tax benefit related to stock options exercised	39	185	99
Intrinsic value of stock options exercised	96	841	330

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2017:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2016	89,339	$29.39
Granted	8,469	27.43
Forfeited	(10)	28.95
Distributions	(8,618)	28.72
Outstanding at December 31, 2017	89,180	$27.50
Vested at December 31, 2017	88,895	$27.50

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of ($0.1) million, $0.7 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total fair value of distributions from the phantom stock plan were $247,000, $45,000 and $12,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial Loss (Gain)			Prior Service Cost (Credit)			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(In thousands)
Employee Retirement Plan	$6,166	$8,055	$8,589	$-	$-	$-	$6,166	$8,055	$8,589
Other Postretirement Benefit Plans	1,223	636	1,296	(368)	(453)	(538)	855	183	758
Outside Directors Plan	(472)	(540)	(562)	12	52	91	(460)	(488)	(471)
Total	$6,917	$8,151	$9,323	$(356)	$(401)	$(447)	$6,561	$7,750	$8,876

Amounts in accumulated other comprehensive loss to be recognized as components of net periodic expense for these plans in 2018 are as follows:

	Net Actuarial Loss (Gain)	Prior Service Cost (Credit)	Expense (Benefit)
	(In thousands)
Employee Retirement Plan	$621	$-	$621
Other Postretirement Benefit Plans	33	(85)	(52)
Outside Directors Plan	(91)	12	(79)
Total	$563	$(73)	$490

Employee Retirement Plan:

The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2017, 2016 and 2015. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2017	2016
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22,769	$22,764
Interest cost	864	902
Actuarial loss	962	130
Benefits paid	(990)	(1,027)
Projected benefit obligation at end of year	23,605	22,769

Change in plan assets:
Market value of assets at beginning of year	20,146	19,924
Actual return on plan assets	3,546	1,249
Benefits paid	(990)	(1,027)
Market value of plan assets at end of year	22,702	20,146

Accrued pension liability included in other liabilities	$(903)	$(2,623)

The accumulated benefit obligation for the Retirement Plan was $23.6 million and $22.8 million at December 31, 2017 and 2016, respectively.

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2017	2016
Weighted average discount rate	3.42%	3.88%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2017 were based on the RP-2014 Adjusted to 2006 Total Dataset with Scale MP-2017 and the mortality assumptions for 2016 were based on the RP-2014 Adjusted to 2006 Total Dataset with Scale MP-2016.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Interest cost	$864	$902	$889
Amortization of unrecognized loss	697	809	1,112
Expected return on plan assets	(1,392)	(1,394)	(1,400)
Net pension expense	169	317	601

Current year actuarial (gain) loss	(1,192)	275	(237)
Amortization of actuarial loss	(697)	(809)	(1,112)
Total recognized in other comprehensive income	(1,889)	(534)	(1,349)
Total recognized in net pension cost (benefit) and other comprehensive loss	$(1,720)	$(217)	$(748)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2017	2016	2015
Weighted average discount rate	3.88%	4.06%	3.76%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	7.00%	7.25%	7.50%

The following benefit payments are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2018	$1,421
2019	1,202
2020	1,199
2021	1,238
2022	1,306
2023 – 2027	6,490

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 8-10% and 3-5%, respectively. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 7.00% for 2017.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2017	2016
Equity securities	72%	69%
Debt securities	28%	31%

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

The Bank does not expect to make a contribution to the Retirement Plan in 2018.

The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2017 and 2016. These are measured at net asset value under the practical expedient with future redemption dates.

The fair values of the Plan’s investments in pooled separate accounts are calculated each business day. All investments can be redeemed on a daily basis without restriction. The investments in pooled separate accounts, which are valued at net asset value, have not been classified in the fair value hierarchy in accordance with Accounting Standards ASU No. 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2017	2016
	(In thousands)
Pooled Separate Accounts
U.S. large-cap growth (a)	$5,822	$4,702
U.S. large-cap value (b)	5,164	4,789
U.S. small-cap blend (c)	2,735	2,362
International blend (d)	2,566	2,017
Bond fund (e)	6,338	5,950
Prudential short term (f)	77	326

Total	$22,702	$20,146

a.	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
b.	Comprised of large-cap stocks seeking to outperform the Russell 1000 Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
c.	Comprised of stocks with market capitalization of between $100 million and the market capitalization of the largest stock in the Russell 2000 index at the time of purchase. The portfolio will typically hold between 40 and 100 stocks.
d.	Comprised of non-U.S. domiciled stocks. The portfolio will typically hold between 80 and 90 stocks.
e.	Comprised of a portfolio of fixed income securities including U.S agency mortgage-backed securities, corporate bonds, U.S. government bonds and high yield bonds.
f.	Comprised of money market instruments with an emphasis on safety and liquidity.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2017, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2017	2016
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$7,978	$7,977
Service cost	316	359
Interest cost	305	320
Actuarial loss (gain)	588	(613)
Benefits paid	(83)	(65)
Projected benefit obligation at end of year	9,104	7,978

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	83	65
Benefits paid	(83)	(65)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(9,104)	$(7,978)

The accumulated benefit obligation for the Postretirement Plans was $9.1 million and $8.0 million at December 31, 2017 and 2016, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2017	2016

Discount rate	3.42%	3.88%
Rate of increase in health care costs
Initial	7.00%	8.00%
Ultimate (year 2023)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2017 were based on the RP-2014 Adjusted to 2006 White Collar Mortality Table with Scale MP-2017 and the mortality assumptions for 2016 were based on the RP-2014 Adjusted to 2006 White Collar Mortality Table with Scale MP-2016.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2017	2016	2015
	(In thousands)
Service cost	$316	$359	$382
Interest cost	305	320	300
Amortization of unrecognized loss	-	47	119
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	536	641	716

Current year actuarial loss (gain)	587	(613)	(715)
Amortization of actuarial loss	-	(47)	(119)
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	672	(575)	(749)
Total recognized in net postretirement expense and other comprehensive loss	$1,208	$66	$(33)

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2017	2016	2015
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	3.88%	4.06%	3.76%
Rate of increase in health care costs
Initial	8.00%	7.00%	8.00%
Ultimate (year 2023)	5.00%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$1,949	$(1,481)
Effect on total service and interest cost	175	(130)

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2018	$236
2019	251
2020	256
2021	270
2022	294
2023 – 2027	1,561

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $3.4 million, $3.3 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $11.5 million and $10.4 million at December 31, 2017 and 2016, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.4 million for each of the years ended December 31, 2017, 2016 and 2015.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. Dividend payments received are used to purchase additional shares of common stock. Shares released are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. For the years ended December 31, 2017, 2016 and 2015, the Company funded $3.2 million, $2.8 million and $2.8 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT.

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

The EBT shares are as follows at December 31:

	2017	2016

Shares owned by Employee Benefit Trust, beginning balance	551,762	675,436
Shares purchased	11,631	18,391
Shares released and allocated	(118,371)	(142,065)
Shares owned by Employee Benefit Trust, ending balance	445,022	551,762

Market value of unallocated shares	$12,238,105	$16,216,285

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Any person who became a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, a non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $4.4 million and $4.2 million at December 31, 2017 and 2016, respectively. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2017	2016
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,462	$2,530
Service cost	42	42
Interest cost	89	97
Actuarial gain	(24)	(63)
Benefits paid	(144)	(144)
Projected benefit obligation at end of year	2,425	2,462

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	144	144
Benefits paid	(144)	(144)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,425)	$(2,462)

The accumulated benefit obligation for the Directors’ Plan was $2.4 million at December 31, 2017 and $2.5 million at December 31, 2016.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Service cost	$42	$42	$45
Interest cost	89	97	95
Amortization of unrecognized gain	(92)	(86)	(56)
Amortization of past service liability	40	40	40
Net pension expense	79	93	124

Current actuarial gain	(24)	(63)	(130)
Amortization of actuarial gain	92	86	56
Amortization of prior service cost	(40)	(40)	(40)
Total recognized in other comprehensive income	28	(17)	(114)
Total recognized in net pension expense and other comprehensive income	$107	$76	$10

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2017	2016	2015
Weighted average discount rate for the benefit obligation	3.42%	3.88%	4.06%
Weighted average discount rate for periodic pension benefit expense	3.88%	4.06%	3.76%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2018	$248
2019	288
2020	288
2021	288
2022	288
2023 – 2027	1,052

The Company expects to make payments of $0.2 million under its Directors’ Plan in 2017.

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2017 and 2016, the Bank’s liquidation account was $0.6 million and $0.7 million, respectively, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2017, the Bank had $89.4 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

Treasury Stock Transactions:

The Holding Company repurchased 241,625 common shares at an average cost of $27.59 and 403,695 common shares at an average cost of $19.89 during the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, 254,280 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

December 31, 2017	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(3,859)	$-	$(4,503)	$(8,362)
Other comprehensive income (loss) before reclassifications, net of tax	(1,771)	231	485	(1,055)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	108	-	323	431

Net current period other comprehensive income (loss), net of tax	(1,663)	231	808	(624)

Ending balance, net of tax	$(5,522)	$231	$(3,695)	$(8,986)

December 31, 2016	Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income (loss) before reclassifications, net of tax	(2,452)	235	(2,217)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(886)	303	(583)

Net current period other comprehensive income (loss), net of tax	(3,338)	538	(2,800)

Ending balance, net of tax	$(3,859)	$(4,503)	$(8,362)

December 31, 2015	Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$3,392	$(6,299)	$(2,907)
Other comprehensive income (loss) before reclassifications, net of tax	(3,818)	615	(3,203)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(95)	643	548

Net current period other comprehensive income (loss), net of tax	(3,913)	1,258	(2,655)

Ending balance, net of tax	$(521)	$(5,041)	$(5,562)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the year ended December 31, 2017
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(186)		Net loss on sale of securities
	78		Tax expense
	$(108)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(605	)(1)	Other operating expenses
Prior service credits	45	(1)	Other operating expenses
	(560)		Total before tax
	237		Tax expense
	$(323)		Net of tax

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

For the year ended December 31, 2016
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

14. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of December 31, 2017, the Bank continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2017 was 1.25% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at December 31, 2017 and 2016 was 6.31% and 6.64%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2017		December 31, 2016
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$631,285	10.11%	$607,033	10.12%
Requirement to be well capitalized	312,343	5.00	299,848	5.00
Excess	318,942	5.11	307,185	5.12

Common Equity Tier I risk-based capital:
Capital level	$631,285	13.87%	$607,033	14.12%
Requirement to be well capitalized	295,937	6.50	279,443	6.50
Excess	335,348	7.37	327,590	7.62

Tier I risk-based capital:
Capital level	$631,285	13.87%	$607,033	14.12%
Requirement to be well capitalized	364,230	8.00	343,930	8.00
Excess	267,055	5.87	263,103	6.12

Total risk-based capital:
Capital level	$651,636	14.31%	$629,262	14.64%
Requirement to be well capitalized	455,288	10.00	429,913	10.00
Excess	196,348	4.31	199,349	4.64

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2017, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at December 31, 2017 and 2016 was 6.38% and 6.56%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2017		December 31, 2016
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$563,426	9.02%	$539,228	9.00%
Requirement to be well capitalized	312,278	5.00	299,654	5.00
Excess	251,148	4.02	239,574	4.00

Common Equity Tier I risk-based capital:
Capital level	$527,727	11.59%	$506,432	11.79%
Requirement to be well capitalized	295,865	6.50	279,121	6.50
Excess	231,862	5.09	227,311	5.29

Tier I risk-based capital:
Capital level	$563,426	12.38%	$539,228	12.56%
Requirement to be well capitalized	364,141	8.00	343,534	8.00
Excess	199,285	4.38	195,694	4.56

Total risk-based capital:
Capital level	$658,777	14.47%	$636,457	14.82%
Requirement to be well capitalized	455,177	10.00	429,417	10.00
Excess	203,600	4.47	207,040	4.82

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $116.7 million and $224.7 million, respectively, at December 31, 2017. Included in these commitments were $39.6 million of fixed-rate commitments at a weighted average rate of 4.93% and $301.9 million of adjustable-rate commitments with a weighted average rate of 3.66%, as of December 31, 2017. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2017 and 2016, there were $402.1 million and $382.5 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Trusts issued capital securities with a par value of $61.9 million in June and July 2007. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2018	$6,108
2019	6,999
2020	7,071
2021	6,305
2022	5,909
Thereafter	24,608
Total minimum payments required	$57,000

The leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2032. Rent expense under these leases for the years ended December 31, 2017, 2016 and 2015 was approximately $6.3 million, $5.8 million and $5.8 million, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

16. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2017, the largest amount the Bank could lend to one borrower was approximately $94.7 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $74.2 million, all of which were performing according to their terms.

17. Related Party Transactions

At December 31, 2017, there were no outstanding loans to a related party. At December 31, 2016, one loan for $8,000 was outstanding to an executive officer of the Company. The loan was made in the ordinary course of business and was fully approved in accordance with all of the Company’s credit underwriting standards and was made at market rates of interest and other normal terms but with reduced origination fees. No such loans were made during 2017, 2016 and 2015. The Company believes that such loans do not involve more than the normal risk of collectability or present other unfavorable features. Deposits of related parties totaled $13.8 million and $13.2 million at December 31, 2017 and 2016, respectively.

18. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2017, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $37.0 million, respectively. At December 31, 2016, the Company carried financial assets and financial liabilities under the fair value option with fair values of $30.4 million and $34.0 million, respectively. The year ended December 31, 2017 included the call of one security for $6.0 million and the sale of one security for $3.0 million. The Company did not purchase any financial assets or liabilities under the fair value option during the years ended December 31, 2017 and 2016 and did not sell any financial assets or liabilities under the fair value option during the year ended December 31, 2016.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2017 and 2016, and the changes in fair value included in the Consolidated Statement of Income – Net loss from fair value adjustments, for the years ended December 31, 2017, 2016 and 2015:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended December 31,
Description	2017	2016	2017	2016	2015
(Dollars in thousands)
Mortgage-backed securities	$1,590	$2,016	$(26)	$(25)	$(59)
Other securities	12,685	28,429	134	(38)	53
Borrowed funds	36,986	33,959	(2,993)	(4,908)	(238)
Net loss from fair value adjustments (1)			$(2,885)	$(4,971)	$(244)

(1)	The net loss from fair value adjustments presented in the above table does not include net (losses) gains of ($0.6) million, $1.5 million and ($1.6) million from the change in fair value of derivative instruments during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2017 and 2016. The fair value of borrowed funds includes accrued interest payable of $0.2 million and $0.1 million at December 31, 2017 and 2016, respectively.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2017, Level 1 included one mutual fund. At December 31, 2016, the Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2017 and 2016, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2017, Level 3 included trust preferred securities owned by and junior subordinated debentures issued by the Company. At December 31, 2016, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and a single issuer trust preferred security.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$509,650	$516,476	$-	$-	$509,650	$516,476
Other securities	11,575	-	216,019	337,544	1,110	7,361	228,704	344,905
Interest rate swaps	-	-	7,388	6,350	-	-	7,388	6,350

Total assets	$11,575	$-	$733,057	$860,370	$1,110	$7,361	$745,742	$867,731

Liabilities:
Borrowings	$-	$-	$-	$-	$36,986	$33,959	$36,986	$33,959
Interest rate swaps	-	-	3,758	3,386	-	-	3,758	3,386

Total liabilities	$-	$-	$3,758	$3,386	$36,986	$33,959	$40,744	$37,345

During the year ended December 31, 2017, one mutual fund security for $11.6 million was transferred from Level 2 into Level 1. There were no other transfers between Levels 1, 2 and 3 during the years ended December 31, 2017 and 2016.

The following tables set forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2017		December 31, 2016
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$7,361	$33,959	$7,212	$29,018
Security call	(6,300)	-	-	-
Net gain from fair value adjustment of financial assets (1)	134	-	149	-
Net loss from fair value adjustment of financial liabilities (1)	-	2,993	-	4,908
Increase(Decrease) in accrued interest	(87)	34	-	33
Change in unrealized losses included in other comprehensive loss	2	-	-	-
Ending balance	$1,110	$36,986	$7,361	$33,959

Changes in unrealized held at period end	$-	$-	$-	$-

(1) These totals in the table above are presented in the Consolidated Statement of Income under net loss from fair value adjustments.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2017

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,110	Discounted cash flows	Discount rate	n/a	5.7%

Liabilities:

Junior subordinated debentures	$36,986	Discounted cash flows	Discount rate	n/a	5.7%

	December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$7,361	Discounted cash flows	Discount rate	6.3%	-	7.1%	7.0%

Liabilities:

Junior subordinated debentures	$33,959	Discounted cash flows	Discount rate	n/a			6.3%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2017 and 2016, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company's assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$16,027	$14,968	$16,027	$14,968
Other real estate owned	-	-	-	-	-	533	-	533

Total assets	$-	$-	$-	$-	$16,027	$15,501	$16,027	$15,501

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$1,818	Income approach	Capitalization rate	6.5%	to	7.5%	6.8%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$10,003	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	16.2%	-0.8%
			Reduction for planned expedited disposal	-30.9%	to	15.0%	8.7%

Impaired loans	$4,206	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	25.0%	-1.2%
			Capitalization rate	5.0%	to	9.8%	7.2%
			Reduction for planned expedited disposal		15.0%		15.0%

	At December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$2,007	Income approach	Capitalization rate	6.0%	to	7.5%	7.0%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$8,703	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-40.0%	to	16.2%	-1.5%
			Reduction for planned expedited disposal	0%	to	15.0%	7.7%

Impaired loans	$4,258	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	25.0%	-0.6%
			Capitalization rate	5.3%	to	9.5%	7.2%
			Reduction planned for expedited disposal		15.0%		15.0%

Other real estate owned	$533	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	3.3%	to	18.6%	11.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2017 and 2016.

The fair value of each material class of financial instruments at December 31, 2017 and 2016 and the related methods and assumptions used to estimate fair value are as follows:

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

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or for collateral dependent loans 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates.

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

Due to Depositors:

The fair values of demand, savings, NOW, money market deposits and escrow deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

Other Financial Instruments:

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable). At December 31, 2017 and December 31, 2016, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$51,546	$51,546	$51,546	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,973	7,810	-	7,810	-
Other securities	22,913	21,889	-	-	21,889
Securities available for sale
Mortgage-backed securities	509,650	509,650	-	509,650	-
Other securities	228,704	228,704	11,575	216,019	1,110
Loans	5,176,999	5,169,108	-	-	5,169,108
FHLB-NY stock	60,089	60,089	-	60,089	-
Accrued interest receivable	21,405	21,405	16	1,916	19,473
Interest rate swaps	7,388	7,388	-	7,388	-

Total assets	$6,086,667	$6,077,589	$63,137	$802,872	$5,211,580

Liabilities:
Deposits	$4,383,278	$4,380,174	$3,031,345	$1,348,829	$-
Borrowings	1,309,653	1,310,487	-	1,273,501	36,986
Accrued interest payable	2,659	2,659	-	2,659	-
Interest rate swaps	3,758	3,758	-	3,758	-

Total liabilities	$5,699,348	$5,697,078	$3,031,345	$2,628,747	$36,986

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$35,857	$35,857	$35,857	$-	$-
Securities held-to-maturity
Other securities	37,735	35,408	-	-	35,408
Securities available for sale
Mortgage-backed securities	516,476	516,476	-	516,476	-
Other securities	344,905	344,905	-	337,544	7,361
Loans	4,835,693	4,814,840	-	-	4,814,840
FHLB-NY stock	59,173	59,173	-	59,173	-
Interest rate swaps	6,350	6,350	-	6,350	-

Total assets	$5,836,189	$5,813,009	$35,857	$919,543	$4,857,609

Liabilities:
Deposits	$4,205,631	$4,213,714	$2,833,516	$1,380,198	$-
Borrowings	1,266,563	1,255,283	-	1,221,324	33,959
Interest rate swaps	3,386	3,386	-	3,386	-

Total liabilities	$5,475,580	$5,472,383	$2,833,516	$2,604,908	$33,959

19. Derivative Financial Instruments

At December 31, 2017 and 2016, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at December 31, 2017 and 2016; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $280.2 million and $235.4 million at December 31, 2017 and 2016, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $441.5 million at December 31, 2017.

At December 31, 2017, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges. At December 31, 2016, we held fair value hedges and certain derivatives not designated as hedges.

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

At December 31, 2017 and 2016, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At December 31, 2017 and 2016, derivatives with a combined notional amount of $261.9 million and $217.1 million were designated as fair value hedges. At December 31, 2017, derivatives with a combined notional amount of $441.5 million were designated as cash flow hedges. At December 31, 2016, the Company did not have any cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax, totaling $0.2 million at December 31, 2017, but the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value (1)	Notional Amount	Fair Value (1)
	(In thousands)
Interest rate swaps (fair value hedge)	$199,341	$6,971	$182,177	$6,350
Interest rate swaps (fair value hedge)	62,564	(921)	34,916	(658)
Interest rate swaps (cash flow hedge)	250,000	417	-	-
Interest rate swaps (cash flow hedge)	191,500	(7)	-	-
Interest rate swaps (non-hedge)	36,321	(2,830)	36,321	(2,728)
Total derivatives	$739,726	$3,630	$253,414	$2,964

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the year ended December 31,
(In thousands)	2017	2016	2015

Financial Derivatives:
Interest rate swaps (non-hedge)	$(102)	$71	$(561)
Interest rate swaps (fair value hedge)	(478)	1,466	(1,036)
Net (loss) gain (1)	$(580)	$1,537	$(1,597)

(1)	Net gains (losses) are recorded as “Net loss from fair value adjustments” in the Consolidated Statements of Income.

During the years ended December 31, 2017, 2016 and 2015, the Company did not record any hedge ineffectiveness.

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$7,388	$-	$7,388	$-	$3,660	$3,728

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$3,758	$-	$3,758	$-	$-	$3,758

	December 31, 2016
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$6,350	$-	$6,350	$-	$2,964	$3,386

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$3,386	$-	$3,386	$-	$-	$3,386

20. New Authoritative Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220).” As a result of the Tax Cuts and Jobs Act (the “TCJA”), concerns arose regarding the guidance which requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this ASU require a reclassification for stranded tax effects from accumulated other comprehensive income to retained earnings, furthermore eliminating the stranded tax effects resulting from the TCJA. The amount of the reclassification is the difference between the previous corporate income tax rate of 35% and the newly enacted corporate income tax rate of 21%. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted in any interim period or fiscal year before the effective date. We plan to adopt this guidance retrospectively in the first quarter of 2018. Our Consolidated Statements of Financial Condition at December 31, 2017 reflect $2.1 million of stranded tax effects resulting from the TCJA.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)” providing targeted improvements to the accounting for hedging activities, which is effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and changes the presentation so that all items that affect earnings are in the same income statement line as the hedged item. We are currently evaluating the impact of adopting this new guidance on our consolidated results of operations, financial condition and cash flows.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities” which shortens the amortization period for premiums on purchased callable debt securities to the earliest call date, rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount. The amendments in this ASU require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. If the security has additional future call dates, any excess of the amortized cost basis over the amount repayable by the issuer at the next call date should be amortized to the next call date. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance is not expected to have an impact on the Company's financial positions, results of operations or disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under this ASU, the Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The guidance is not expected to have a significant impact on the Company's financial positions, results of operations or disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” which sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has begun collecting and evaluating data and system requirements to implement this standard. The adoption of this update could have a material impact on the Company’s consolidated results of operations and financial condition. The extent of the impact is still unknown and will depend on many factors, such as the composition of the Company’s loan portfolio and expected loss history at adoption. Management has engaged consultants to assess the preparedness of the Company and has developed inter-departmental steering and working committees to evaluate and implement CECL.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not adopted a new accounting policy as of the filing date. Management is continuing to evaluate the standard and the Company’s outstanding inventory of leases determining the effect of recognizing most operating leases on the Consolidated Statements of Financial Condition is expected to be material. The Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments disclosed in Note 15 based on the present value of unpaid lease payments as of the date of adoption.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. In August 2015, the FASB approved a one-year delay of the effective date of this standard to reporting periods beginning after December 15, 2017. ASU 2014-09 does not apply to the majority of our revenue streams, which are primarily comprised of interest and dividend income and associated fees within those revenue streams. The Company has compared our current revenue recognition policies to the requirements of this ASU and has not identified any material differences in the amount and timing of revenue recognition for the revenue streams we have. As such, we have concluded that the adoption of this ASU will not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows. The Company will adopt this ASU effective January 1, 2018 through use of modified retrospective transition method.

21. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2017 and 2016 is presented below:

	2017				2016
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$59,697	$59,319	$58,315	$57,254	$56,019	$55,524	$55,091	$54,363
Interest expense	16,637	16,278	14,698	13,865	13,668	13,811	13,202	13,230
Net interest income	43,060	43,041	43,617	43,389	42,351	41,713	41,889	41,133
Provision for loan losses	6,595	3,266	-	-	-	-	-	-
Other operating income	3,064	1,661	1,948	3,689	15,426	1,853	37,717	2,540
Other operating expense	25,879	25,966	26,065	29,564	35,375	26,277	28,454	28,497
Income before income tax expense	13,650	15,470	19,500	17,514	22,402	17,289	51,152	15,176
Income tax expense	7,693	5,291	6,775	5,254	8,116	6,655	20,717	5,615
Net income	$5,957	$10,179	$12,725	$12,260	$14,286	$10,634	$30,435	$9,561

Basic earnings per common share	$0.21	$0.35	$0.44	$0.42	$0.50	$0.37	$1.05	$0.33
Diluted earnings per common share	$0.21	$0.35	$0.44	$0.42	$0.50	$0.37	$1.05	$0.33
Dividends per common share	$0.18	$0.18	$0.18	$0.18	$0.17	$0.17	$0.17	$0.17

Average common shares outstanding for:
Basic earnings per share	29,045	29,120	29,135	29,019	28,850	28,861	29,022	29,097
Diluted earnings per share	29,046	29,120	29,136	29,023	28,860	28,875	29,034	29,111

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

The condensed financial statements for the Holding Company are presented below:

Condensed Statements of Financial Condition	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Assets:
Cash and due from banks	$10,198	$13,972
Securities available for sale:
Other securities ($1,110 and $1,019 at fair value pursuant to the fair value option at December 31, 2017 and 2016, respectively)	1,110	1,317
Interest receivable	-	4
Investment in Bank	634,056	612,374
Goodwill	2,185	2,185
Other assets	3,645	3,704
Total assets	$651,194	$633,556

Liabilities:
Subordinated debentures	$73,699	$73,414
Junior subordinated debentures, at fair value	36,986	33,959
Other liabilities	7,901	12,330
Total liabilities	118,586	119,703

Stockholders' Equity:
Preferred stock	-	-
Common stock	315	315
Additional paid-in capital	217,906	214,462
Treasury stock, at average cost (2,942,329 shares and 2,897,691 at December 31, 2017 and 2016, respectively)	(57,675)	(53,754)
Retained earnings	381,048	361,192
Accumulated other comprehensive loss, net of taxes	(8,986)	(8,362)
Total equity	532,608	513,853

Total liabilities and equity	$651,194	$633,556

	For the years ended December 31,
Condensed Statements of Income	2017	2016	2015
	(In thousands)
Dividends from the Bank	$21,500	$24,000	$26,000
Interest income	505	247	242
Interest expense	(5,860)	(1,324)	(1,075)
Net loss from fair value adjustments	(2,903)	(4,761)	(231)
Other operating expenses	(1,354)	(1,611)	(1,298)
Income before taxes and equity in undistributed earnings of subsidiary	11,888	16,551	23,638
Income tax benefit	6,926	3,198	687
Income before equity in undistributed earnings of subsidiary	18,814	19,749	24,325
Equity in undistributed earnings of the Bank	22,307	45,167	21,884
Net income	41,121	64,916	46,209
Other comprehensive loss, net of tax	(624)	(2,800)	(2,655)
Comprehensive income	$40,497	$62,116	$43,554

	For the years ended December 31,
Condensed Statements of Cash Flows	2017	2016	2015
	(In thousands)
Operating activities:
Net income	$41,121	$64,916	$46,209
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(22,307)	(45,167)	(21,884)
Deferred income tax (benefit) provision	(3,990)	(2,316)	575
Fair value adjustments for financial assets and financial liabilities	2,903	4,761	231
Stock-based compensation expense	5,990	5,120	4,676
Net change in operating assets and liabilities	2,453	3,318	2,174
Net cash provided by operating activities	26,170	30,632	31,981

Investing activities:
Investment in Bank	-	(66,497)	-
Proceeds from sales and calls of securities available for sale	300	-	-
Net cash provided (used in) investing activities	300	(66,497)	-

Financing activities:
Issuance of subordinated debt, net	-	73,402	-
Purchase of treasury stock	(9,290)	(9,858)	(15,605)
Cash dividends paid	(20,954)	(19,689)	(18,616)
Stock options exercised	-	328	145
Net cash (used in) provided by financing activities	(30,244)	44,183	(34,076)

Net (decrease) increase in cash and cash equivalents	(3,774)	8,318	(2,095)
Cash and cash equivalents, beginning of year	13,972	5,654	7,749
Cash and cash equivalents, end of year	$10,198	$13,972	$5,654

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015.

/s/ BDO USA, LLP

New York, New York

March 1, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of Flushing Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

New York, New York

March 1, 2018

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on those criteria issued by COSO.

BDO USA, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in its report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2018 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: https://www.snl.com/Cache/1500107243.PDF?Y=&O=PDF&D=&FID=1500107243&T=&IID=102398

Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2017 and 2016
•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2017
•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2017
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017
•	Notes to Consolidated Financial Statements
•	Reports of Independent Registered Public Accounting Firm

2.       Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.       Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (15)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (18)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (11)
4.2	First Supplemental Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto. (11)
10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (16)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (16)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (16)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (16)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (16)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (16)
10.7*	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective January 1, 2016) (20)
10.8*	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of January 1, 2016) (20)
10.9*	Employee Severance Compensation Plan of Flushing Bank (Amended and Restated as of January 1, 2016) (20)
10.10*	Amended and Restated Outside Director Retirement Plan (10)
10.11*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.12*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (19)
10.13*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.14*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.15* P	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (3)
10.17* P	Guarantee by Flushing Financial Corporation (1)
10.18*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.19*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.20*	Form of Outside Director Restricted Stock Award Letter (9)
10.21*	Form of Outside Director Restricted Stock Unit Award Letter (20)
10.22*	Form of Outside Director Stock Option Grant Letter (9)
10.23*	Form of Employee Restricted Stock Award Letter (9)
10.24*	Form of Employee Restricted Stock Unit Grant Letter Agreement (20)
10.25*	Form of Employee Stock Option Award Letter (9)
10.26*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (13)
10.27*	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (14)
10.28*	Annual Incentive Plan for Executives and Senior Officers (15)
10.29*	Form of Amendment to Employee Stock Option Award Letter (17)
10.30*	Form of Amendment to Director Stock Option Award Letter (17)
10.31	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (18)

10.32*	Flushing Financial Corporation 2014 Omnibus Incentive Plan (18)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*       Indicates compensatory plan or arrangement.

_____________

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(11)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(13)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(14)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(16)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(17)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2012.
(18)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2014.
(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2014.
(20)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 1, 2018.

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

Signature	Title	Date
/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	February 27, 2018
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	February 27, 2018
Alfred A. DelliBovi

/S/SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	February 27, 2018
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	February 27, 2018
James D. Bennett

/S/STEVEN J. D'IORIO	Director	February 27, 2018
Steven J. D'Iorio

/S/LOUIS C. GRASSI	Director	February 27, 2018
Louis C. Grassi

/S/SAM S. HAN	Director	February 27, 2018
Sam S. Han

/S/JOHN J. MCCABE	Director	February 27, 2018
John J. McCabe

/S/JOHN E. ROE, SR.	Director	February 27, 2018
John E. Roe, Sr.

/S/DONNA M. O'BRIEN	Director	February 27, 2018
Donna M. O'Brien

/S/MICHAEL J. RUSSO	Director	February 27, 2018
Michael J. Russo

/S/THOMAS S. GULOTTA	Director	February 27, 2018
Thomas S. Gulotta

/S/CAREN C. YOH	Director	February 27, 2018
Caren C. Yoh

