Form 10-Q
period 2018-03-31
FLUSHING FINANCIAL CORP
filed 2018-05-10
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer X Non-accelerated filer __ Emerging growth company __	Accelerated filer __ Smaller reporting company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___Yes X No

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2018 was 28,522,021.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

	March 31,	December 31,
	2018	2017
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$91,959	$51,546
Securities held-to-maturity:
Mortgage-backed securities (none pledged; fair value of $7,564 and $7,810 at March 31, 2018 and December 31, 2017, respectively)	7,968	7,973
Other securities (none pledged; fair value of $21,347 and $21,889 at March 31, 2018 and December 31, 2017, respectively)	23,267	22,913
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $245,531 and $148,505 at March 31, 2018 and December 31, 2017, respectively; $1,505 and $1,590 at fair value pursuant to the fair value option at March 31, 2018 and December 31, 2017, respectively)	512,781	509,650
Other securities (including assets pledged of $41,647 and $44,052 at March 31, 2018 and December 31, 2017, respectively; $12,612 and $12,685 at fair value pursuant to the fair value option at March 31, 2018 and December 31, 2017, respectively)	216,480	228,704
Loans:
Multi-family residential	2,286,803	2,273,595
Commercial real estate	1,426,847	1,368,112
One-to-four family ― mixed-use property	566,930	564,206
One-to-four family ― residential	190,115	180,663
Co-operative apartments	6,826	6,895
Construction	23,887	8,479
Small Business Administration	20,004	18,479
Taxi medallion	6,617	6,834
Commercial business and other	768,440	732,973
Net unamortized premiums and unearned loan fees	16,395	16,763
Allowance for loan losses	(20,542)	(20,351)
Net loans	5,292,322	5,156,648
Interest and dividends receivable	22,578	21,405
Bank premises and equipment, net	31,314	30,836
Federal Home Loan Bank of New York stock, at cost	54,045	60,089
Bank owned life insurance	130,653	131,856
Goodwill	16,127	16,127
Other assets	83,277	61,527
Total assets	$6,482,771	$6,299,274

Liabilities
Due to depositors:
Non-interest bearing	$377,861	$385,269
Interest-bearing	4,257,942	3,955,403
Mortgagors' escrow deposits	65,979	42,606
Borrowed funds:
Federal Home Loan Bank advances	1,064,641	1,198,968
Subordinated debentures	73,768	73,699
Junior subordinated debentures, at fair value	38,692	36,986
Total borrowed funds	1,177,101	1,309,653
Other liabilities	68,581	73,735
Total liabilities	5,947,464	5,766,666

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2018 and December 31, 2017; 28,546,443 shares and 28,588,266 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	315	315
Additional paid-in capital	219,115	217,906
Treasury stock, at average cost (2,984,152 shares and 2,942,329 at March 31, 2018 and December 31, 2017, respectively)	(60,737)	(57,675)
Retained earnings	387,793	381,048
Accumulated other comprehensive loss, net of taxes	(11,179)	(8,986)
Total stockholders' equity	535,307	532,608

Total liabilities and stockholders' equity	$6,482,771	$6,299,274

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months
	ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Interest and dividend income
Interest and fees on loans	$55,017	$50,885
Interest and dividends on securities:
Interest	5,468	6,095
Dividends	14	121
Other interest income	287	153
Total interest and dividend income	60,786	57,254

Interest expense
Deposits	12,110	8,980
Other interest expense	6,067	4,885
Total interest expense	18,177	13,865

Net interest income	42,609	43,389
Provision for loan losses	153	-
Net interest income after provision for loan losses	42,456	43,389

Non-interest income
Banking services fee income	948	874
Net (loss) gain on sale of loans	(263)	210
Net loss from fair value adjustments	(100)	(378)
Federal Home Loan Bank of New York stock dividends	876	823
Gain from life insurance proceeds	776	1,161
Bank owned life insurance	762	795
Other income	201	204
Total non-interest income	3,200	3,689

Non-interest expense
Salaries and employee benefits	18,455	17,104
Occupancy and equipment	2,577	2,496
Professional services	2,185	1,996
FDIC deposit insurance	500	326
Data processing	1,401	1,203
Depreciation and amortization	1,389	1,165
Other real estate owned/foreclosure expense	96	351
Net gain from sales of real estate owned	-	(50)
Other operating expenses	4,691	4,973
Total non-interest expense	31,294	29,564

Income before income taxes	14,362	17,514

Provision for income taxes
Federal	2,607	4,749
State and local	343	505
Total taxes	2,950	5,254

Net income	$11,412	$12,260

Basic earnings per common share	$0.39	$0.42
Diluted earnings per common share	$0.39	$0.42
Dividends per common share	$0.20	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
(In thousands)	2018	2017

Net income	$11,412	$12,260

Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($41) and ($64) for the three months ended March 31, 2018 and 2017, respectively.	91	87
Amortization of prior service credits, net of taxes of $3 and $4 for the three months ended March 31, 2018 and 2017, respectively.	(7)	(7)
Net unrealized (losses) gains on securities, net of taxes of $3,055 and ($811) for the three months ended March 31, 2018 and 2017, respectively.	(6,640)	1,148
Net unrealized gain on cash flow hedges, net of taxes of ($2,604) for the three months ended March 31, 2018.	5,661	-

Total other comprehensive income (loss), net of tax	(895)	1,228

Comprehensive income	$10,517	$13,488

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,412	$12,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	153	-
Depreciation and amortization of bank premises and equipment	1,389	1,165
Amortization of premium, net of accretion of discount	2,018	1,903
Net loss from fair value adjustments	100	378
Net loss (gain) from sale of loans	263	(210)
Net gain from sale of OREO	-	(50)
Income from bank owned life insurance	(762)	(795)
Gain from life insurance proceeds	(776)	(1,161)
Stock-based compensation expense	3,452	3,085
Deferred compensation	(1,238)	(1,431)
Deferred income tax expense	350	2,501
Increase in other liabilities	(118)	2,709
Decrease (increase) in other assets	(955)	(4,314)
Net cash provided by operating activities	15,288	16,040

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,867)	(630)
Net redemptions of Federal Home Loan Bank of New York shares	6,044	1,789
Purchases of securities held-to-maturity	(353)	-
Proceeds from maturities of securities held-to-maturity	-	1,330
Purchases of securities available for sale	(32,646)	(40,581)
Proceeds from sales and calls of securities available for sale	10,000	-
Proceeds from maturities and prepayments of securities available for sale	20,943	18,691
Proceeds from bank owned life insurance	2,741	651
Net originations of loans	(83,734)	(129,764)
Purchases of loans	(68,818)	(15,621)
Proceeds from sale of real estate owned	-	583
Proceeds from sale of loans	2,464	5,190
Net cash used in investing activities	(145,226)	(158,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in non-interest bearing deposits	(7,408)	10,865
Net increase in interest-bearing deposits	302,438	172,471
Net increase in mortgagors' escrow deposits	23,373	21,612
Net repayments from short-term borrowed funds	(10,500)	(68,500)
Proceeds from long-term borrowings	-	80,000
Repayment of long-term borrowings	(123,794)	(51,254)
Purchases of treasury stock	(7,963)	(2,268)
Cash dividends paid	(5,795)	(5,246)
Net cash provided by financing activities	170,351	157,680

Net increase in cash and cash equivalents	40,413	15,358
Cash and cash equivalents, beginning of period	51,546	35,857
Cash and cash equivalents, end of period	$91,959	$51,215

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$15,233	$12,491
Income taxes paid	1,103	1,000
Taxes paid if excess tax benefits were not tax deductible	1,691	2,194
Non-cash activities:
Loans transferred to Other Real Estate Owned or Other Assets	744	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2018 and 2017

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$532,608	$315	$217,906	$381,048	$(57,675)	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	-	-	-	2,073	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	(775)	-	775
Net Income	11,412	-	-	11,412	-	-
Award of common shares released from Employee Benefit Trust (116,229 shares)	2,488	-	2,488	-	-	-
Vesting of restricted stock unit awards (248,877 shares)	-	-	(4,731)	(170)	4,901	-
Stock-based compensation expense	3,452	-	3,452	-	-	-
Purchase of treasury shares (217,863 shares)	(5,913)	-	-	-	(5,913)	-
Repurchase of shares to satisfy tax obligation (72,837 shares)	(2,050)	-	-	-	(2,050)	-
Dividends on common stock ($0.20 per share)	(5,795)	-	-	(5,795)	-	-
Other comprehensive loss	(895)	-	-	-	-	(895)
Balance at March 31, 2018	$535,307	$315	$219,115	$387,793	$(60,737)	$(11,179)

Balance at December 31, 2016	$513,853	$315	$214,462	$361,192	$(53,754)	$(8,362)
Net Income	12,260	-	-	12,260	-	-
Award of common shares released from Employee Benefit Trust (107,605 shares)	2,280	-	2,280	-	-	-
Vesting of restricted stock unit awards (256,810 shares)	-	-	(4,536)	(262)	4,798	-
Stock-based compensation expense	3,295	-	3,295	-	-	-
Repurchase of shares to satisfy tax obligation (78,554 shares)	(2,268)	-	-	-	(2,268)	-
Dividends on common stock ($0.18 per share)	(5,246)	-	-	(5,246)	-	-
Other comprehensive income	1,228	-	-	-	-	1,228
Balance at March 31, 2017	$525,402	$315	$215,501	$367,944	$(51,224)	$(7,134)

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

3.	Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended
	March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Net income, as reported	$11,412	$12,260
Divided by:
Weighted average common shares outstanding	28,974	29,019
Weighted average common stock equivalents	1	4
Total weighted average common shares outstanding and common stock equivalents	28,975	29,023

Basic earnings per common share	$0.39	$0.42
Diluted earnings per common share (1)	$0.39	$0.42
Dividend payout ratio	51.3%	42.9%

(1)	For the three months ended March 31, 2018 and 2017, there were no common stock equivalents that were anti-dilutive.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Debt and Equity Securities

The Company did not hold any trading securities at March 31, 2018 and December 31, 2017. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2018:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$23,267	$21,347	$-	$1,920

Total other securities	23,267	21,347	-	1,920

FNMA	7,968	7,564	-	404

Total mortgage-backed securities	7,968	7,564	-	404
Total	$31,235	$28,911	$-	$2,324

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2017:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$22,913	$21,889	$-	$1,024

Total municipals	22,913	21,889	-	1,024

FNMA	7,973	7,810	-	163

Total mortgage-backed securities	7,973	7,810	-	163

Total	$30,886	$29,699	$-	$1,187

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2018:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$110,000	$101,578	$-	$8,422
Municipals	101,129	102,289	1,191	31
Mutual funds	11,451	11,451	-	-
Other	1,162	1,162	-	-
Total other securities	223,742	216,480	1,191	8,453
REMIC and CMO	346,414	338,368	188	8,234
GNMA	940	1,004	64	-
FNMA	131,918	128,535	68	3,451
FHLMC	45,938	44,874	15	1,079
Total mortgage-backed securities	525,210	512,781	335	12,764
Total securities available for sale	$748,952	$729,261	$1,526	$21,217

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2017:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$110,000	$102,767	$-	$7,233
Municipals	101,680	103,199	1,519	-
Mutual funds	11,575	11,575	-	-
Collateralized loan obligations	10,000	10,053	53	-
Other	1,110	1,110	-	-
Total other securities	234,365	228,704	1,572	7,233
REMIC and CMO	328,668	325,302	595	3,961
GNMA	1,016	1,088	72	-
FNMA	136,198	135,474	330	1,054
FHLMC	48,103	47,786	18	335
Total mortgage-backed securities	513,985	509,650	1,015	5,350
Total securities available for sale	$748,350	$738,354	$2,587	$12,583

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $21,000 at December 31, 2017. We did not hold any private issue CMO that is collateralized by commercial real estate mortgages at March 31, 2018.

The corporate securities held by the Company at March 31, 2018 and December 31, 2017 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2018, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value
	(In thousands)
Due in one year or less	$1,398	$1,398
Due after ten years	21,869	19,949
Total other securities	23,267	21,347
Mortgage-backed securities	7,968	7,564
Total	$31,235	$28,911

	Amortized
Securities available for sale:	Cost	Fair Value
	(In thousands)
Due in one year or less	$-	$-
Due after one year through five years	4,277	4,299
Due after five years through ten years	125,670	117,351
Due after ten years	82,344	83,379
Total other securities	212,291	205,029
Mutual funds	11,451	11,451
Mortgage-backed securities	525,210	512,781
Total	$748,952	$729,261

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2018
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
		(Dollars in thousands)
Held-to-maturity securities
Municipals	1	$19,949	$1,920	$-	$-	$19,949	$1,920
Total other securities	1	19,949	1,920	-	-	19,949	1,920

FNMA	1	7,564	404	7,564	404	-	-
Total mortgage-backed securities	1	7,564	404	7,564	404	-	-
Total	2	$27,513	$2,324	$7,564	$404	$19,949	$1,920

Available for sale securities
Corporate	14	$101,578	$8,422	$9,469	$531	$92,109	$7,891
Municipals	3	5,107	31	5,107	31	-	-
Total other securities	17	106,685	8,453	14,576	562	92,109	7,891

REMIC and CMO	46	306,808	8,234	223,172	4,458	83,636	3,776
FNMA	20	126,645	3,451	116,149	2,971	10,496	480
FHLMC	2	44,001	1,079	41,061	961	2,940	118
Total mortgage-backed securities	68	477,454	12,764	380,382	8,390	97,072	4,374
Total	85	$584,139	$21,217	$394,958	$8,952	$189,181	$12,265

	At December 31, 2017
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Held-to-maturity securities
Municipals	1	$20,844	$1,024	$20,844	$1,024	$-	$-
Total other securities	1	20,844	1,024	20,844	1,024	-	-

FNMA	1	7,810	163	7,810	163	-	-
Total mortgage-backed securities	1	7,810	163	7,810	163	-	-
Total securities held-to-maturity	2	$28,654	$1,187	$28,654	$1,187	$-	$-

Available for sale securities
Corporate	14	$102,767	$7,233	$9,723	$277	$93,044	$6,956
Total other securities	14	102,767	7,233	9,723	277	93,044	6,956

REMIC and CMO	36	249,596	3,961	162,781	1,406	86,815	2,555
FNMA	17	120,510	1,054	109,258	850	11,252	204
FHLMC	2	46,829	335	43,258	294	3,571	41
Total mortgage-backed securities	55	416,935	5,350	315,297	2,550	101,638	2,800
Total securities available for sale	69	$519,702	$12,583	$325,020	$2,827	$194,682	$9,756

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

The Company reviewed each investment that had an unrealized loss at March 31, 2018 and December 31, 2017. The unrealized losses in held-to-maturity municipal securities at March 31, 2018 and December 31, 2017 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at March 31, 2018 and December 31, 2017 were caused by movements in interest rates. The unrealized losses in securities available for sale at March 31, 2018 and December 31, 2017 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

The Company did not sell any securities during the three months ended March 31, 2018 and 2017.

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

The Company reviews each impaired loan on an individual basis to determine if either a charge-off or a valuation allowance needs to be allocated to the loan. The Company does not charge-off or allocate a valuation allowance to loans for which management has concluded the current value of the underlying collateral will allow for recovery of the loan balance through the sale of the loan or by foreclosure and sale of the property.

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

The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. For the three months ended March 31, 2018, the Company used a loss emergence period of 1.33 years. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At March 31, 2018, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The Company did not modify any loans as TDR during the three months ended March 31, 2018 and March 31, 2017.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2018		December 31, 2017
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	9	$2,503	9	$2,518
Commercial real estate	-	-	2	1,986
One-to-four family - mixed-use property	5	1,740	5	1,753
One-to-four family - residential	3	567	3	572
Taxi medallion	19	5,712	20	5,916
Commercial business and other	2	407	2	462
Total performing troubled debt restructured	38	$10,929	41	$13,207

During the three months ended March 31, 2018, we sold one commercial real estate TDR totaling $1.8 million, for a loss of $0.3 million and foreclosed on one taxi medallion TDR of $0.1 million, which is included in “Other Assets”. There were no TDRs that defaulted during the period, which were within 12 months of their modification date.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2018		December 31, 2017
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	1	$383	1	$383

Total troubled debt restructurings that subsequently defaulted	1	$383	1	$383

During the three months ended March 31, 2018, one taxi medallion TDR was foreclosed upon and transferred to non-performing status. There were no TDR loans transferred to non-performing status during the three months ended March 31, 2017.

The following table shows our non-performing loans at the periods indicated:

	March 31,	December 31,
(In thousands)	2018	2017

Loans ninety days or more past due and still accruing:
Commercial real estate	$1,668	$2,424
Total	1,668	2,424

Non-accrual mortgage loans:
Multi-family residential	2,193	3,598
Commercial real estate	1,894	1,473
One-to-four family - mixed-use property	2,396	1,867
One-to-four family - residential	7,542	7,808
Total	14,025	14,746

Non-accrual non-mortgage loans:
Small Business Administration	41	46
Taxi medallion	906	918
Total	947	964
Total non-accrual loans	14,972	15,710
Total non-performing loans	$16,640	$18,134

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended March 31,
	2018	2017
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$406	$414
Less: Interest income included in the results of operations	158	127
Total foregone interest	$248	$287

The following tables show an age analysis of our recorded investment in loans, including loans past maturity, at the periods indicated:

	March 31, 2018
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$2,748	$-	$2,193	$4,941	$2,281,862	$2,286,803
Commercial real estate	-	-	3,563	3,563	1,423,284	1,426,847
One-to-four family - mixed-use property	2,659	-	2,396	5,055	561,875	566,930
One-to-four family - residential	1,449	151	7,542	9,142	180,973	190,115
Co-operative apartments	-	-	-	-	6,826	6,826
Construction loans	-	730	-	730	23,157	23,887
Small Business Administration	-	-	-	-	20,004	20,004
Taxi medallion	-	-	-	-	6,617	6,617
Commercial business and other	200	5	-	205	768,235	768,440
Total	$7,056	$886	$15,694	$23,636	$5,272,833	$5,296,469

	December 31, 2017
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$2,533	$279	$3,598	$6,410	$2,267,185	$2,273,595
Commercial real estate	1,680	2,197	3,897	7,774	1,360,338	1,368,112
One-to-four family - mixed-use property	1,570	860	1,867	4,297	559,909	564,206
One-to-four family - residential	1,921	680	7,623	10,224	170,439	180,663
Co-operative apartments	-	-	-	-	6,895	6,895
Construction loans	-	-	-	-	8,479	8,479
Small Business Administration	-	-	-	-	18,479	18,479
Taxi medallion	-	108	-	108	6,726	6,834
Commercial business and other	2	-	-	2	732,971	732,973
Total	$7,706	$4,124	$16,985	$28,815	$5,131,421	$5,160,236

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

March 31, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$68	$669	$-	$5,521	$20,351
Charge-off's	(53)	-	-	(1)	-	(25)	-	(6)	(85)
Recoveries	2	-	-	108	-	6	-	7	123
Provision (benefit)	(22)	(41)	(75)	(148)	123	25	-	291	153
Ending balance	$5,750	$4,602	$2,470	$1,041	$191	$675	$-	$5,813	$20,542

March 31, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(14)	-	(34)	-	-	(65)	(54)	(12)	-	(179)
Recoveries	30	68	-	-	-	41	-	22	-	161
Provision (benefit)	(32)	(70)	(178)	(36)	2	(140)	24	208	222	-
Ending balance	$5,907	$4,485	$2,691	$979	$94	$317	$2,213	$4,710	$815	$22,211

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

March 31, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed- use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total
Financing Receivables:
Ending Balance	$2,286,803	$1,426,847	$566,930	$190,115	$6,826	$23,887	$20,004	$6,617	$768,440	$5,296,469
Ending balance: individually evaluated for impairment	$6,785	$6,727	$5,592	$8,848	$-	$-	$99	$6,617	$407	$35,075
Ending balance: collectively evaluated for impairment	$2,280,018	$1,420,120	$561,338	$181,267	$6,826	$23,887	$19,905	$-	$768,033	$5,261,394

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$158	$-	$167	$55	$-	$-	$-	$-	$5	$385
Ending balance: collectively evaluated for impairment	$5,592	$4,602	$2,303	$986	$-	$191	$675	$-	$5,808	$20,157

December 31, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed- use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total
Financing Receivables:
Ending Balance	$2,273,595	$1,368,112	$564,206	$180,663	$6,895	$8,479	$18,479	$6,834	$732,973	$5,160,236
Ending balance: individually evaluated for impairment	$7,311	$9,089	$5,445	$9,686	$-	$-	$137	$6,834	$661	$39,163
Ending balance: collectively evaluated for impairment	$2,266,284	$1,359,023	$558,761	$170,977	$6,895	$8,479	$18,342	$-	$732,312	$5,121,073

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$205	$177	$198	$56	$-	$-	$-	$-	$6	$642
Ending balance: collectively evaluated for impairment	$5,618	$4,466	$2,347	$1,026	$-	$68	$669	$-	$5,515	$19,709

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,577	$5,078	$-	$5,091	$5,539	$-
Commercial real estate	6,727	6,727	-	7,103	7,103	-
One-to-four family mixed-use property	4,375	4,711	-	4,218	4,556	-
One-to-four family residential	8,437	9,442	-	9,272	10,489	-
Non-mortgage loans:
Small Business Administration	99	135	-	137	151	-
Taxi medallion	6,617	17,561	-	6,834	18,063	-
Commercial business and other	79	449	-	313	682	-
Total loans with no related allowance recorded	30,911	44,103	-	32,968	46,583	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,208	2,208	158	2,220	2,220	205
Commercial real estate	-	-	-	1,986	1,986	177
One-to-four family mixed-use property	1,217	1,217	167	1,227	1,227	198
One-to-four family residential	411	411	55	414	414	56
Non-mortgage loans:
Commercial business and other	328	328	5	348	348	6
Total loans with an allowance recorded	4,164	4,164	385	6,195	6,195	642

Total Impaired Loans:
Total mortgage loans	$27,952	$29,794	$380	$31,531	$33,534	$636
Total non-mortgage loans	$7,123	$18,473	$5	$7,632	$19,244	$6

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,834	$20	$3,354	$23
Commercial real estate	6,915	74	5,925	95
One-to-four family mixed-use property	4,297	41	6,048	37
One-to-four family residential	8,855	15	9,851	26
Construction	-	-	301	7
Non-mortgage loans:
Small Business Administration	118	1	293	2
Taxi medallion	6,726	82	3,646	30
Commercial business and other	196	2	2,159	44
Total loans with no related allowance recorded	31,941	235	31,577	264

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,214	29	2,257	29
Commercial real estate	993	-	2,056	24
One-to-four family mixed-use property	1,222	9	2,013	18
One-to-four family residential	413	4	427	4
Non-mortgage loans:
Small Business Administration	-	-	761	-
Taxi medallion	-	-	13,911	43
Commercial business and other	338	5	411	6
Total loans with an allowance recorded	5,180	47	21,836	124

Total Impaired Loans:
Total mortgage loans	$29,743	$192	$32,232	$263
Total non-mortgage loans	$7,378	$90	$21,181	$125

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

The following table sets forth the recorded investment in loans designated as criticized or Classified at the periods indicated:

	March 31, 2018
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$4,124	$4,282	$-	$-	$8,406
Commercial real estate	1,892	6,727	-	-	8,619
One-to-four family - mixed-use property	1,277	3,852	-	-	5,129
One-to-four family - residential	1,018	8,282	-	-	9,300
Construction loans	730	-	-	-	730
Small Business Administration	525	73	-	-	598
Taxi medallion	-	6,617	-	-	6,617
Commercial business and other	21,142	328	-	-	21,470
Total loans	$30,708	$30,161	$-	$-	$60,869

	December 31, 2017
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$6,389	$4,793	$-	$-	$11,182
Commercial real estate	2,020	8,871	-	-	10,891
One-to-four family - mixed-use property	2,835	3,691	-	-	6,526
One-to-four family - residential	2,076	9,115	-	-	11,191
Small Business Administration	548	108	-	-	656
Taxi medallion	-	6,834	-	-	6,834
Commercial business and other	14,859	545	-	-	15,404
Total loans	$28,727	$33,957	$-	$-	$62,684

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $79.6 million and $254.8 million, respectively, at March 31, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2018 and December 31, 2017, the Bank did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the three months ended March 31, 2018
(Dollars in thousands)	Loans sold	Proceeds	Net loss
Delinquent and non-performing loans
Multi-family residential	3	$964	$-
Commercial real estate.	1	1,500	(263)
Total	4	$2,464	$(263)

	For the three months ended March 31, 2017
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
One-to-four family - mixed-use property	5	$1,790	$(33)	$28
Total	5	$1,790	$(33)	$28

Performing loans
Small Business Administration	3	$3,400	$-	$182
Total	3	$3,400	$-	$182

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Other Real Estate Owned

OREO are included in other assets on the Company’s Consolidated Statements of Financial Condition. The following table shows changes in OREO during the periods indicated:

	For the three months ended
	March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$-	$533
Acquisitions	638	-
Sales	-	(533)
Balance at end of period	$638	$-

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended
	March 31,
	2018	2017
	(In thousands)
Gross gains	$-	$50

At March 31, 2018, we held one foreclosed residential real estate property totaling $0.6 million. Also, we held one taxi medallion for $0.1 million acquired through foreclosure, which is included in “Other Assets.” Included within net loans as of March 31, 2018 and December 31, 2017 was a recorded investment of $10.3 million and $10.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

8.	Stock-Based Compensation

For the three months ended March 31, 2018 and 2017, the Company’s net income, as reported, includes $3.4 million and $3.1 million, respectively, of stock-based compensation costs and $0.7 million and $1.0 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. During the three months ended March 31, 2018 and 2017, the Company granted 274,990 and 276,900 restricted stock units, respectively. There were no stock options granted or exercised during the three months ended March 31, 2018 and 2017. The Company has not granted stock options since 2009. At March 31, 2018, the Company had 1,200 stock options, all 100% vested, outstanding, at an average exercise price of $13.91 per share.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s restricted stock unit (“RSU”) awards at or for the three months ended March 31, 2018:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2017	497,322	$22.46
Granted	274,990	28.21
Vested	(238,249)	23.64
Forfeited	(6,005)	25.24
Non-vested at March 31, 2018	528,058	$24.89

Vested but unissued at March 31, 2018	233,449	$25.15

As of March 31, 2018, there was $11.9 million of total unrecognized compensation cost related to RSU awards granted. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of awards vested for the three months ended March 31, 2018 and 2017 was $6.7 and $7.0 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2018:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2017	89,180	$27.50
Granted	8,200	27.90
Forfeited	-	-
Distributions	(24)	27.57
Outstanding at March 31, 2018	97,356	$26.96
Vested at March 31, 2018	96,509	$26.96

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $37,000 and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 and $6,000 for the three months ended March 31, 2018 and 2017, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2018	2017

Employee Pension Plan:
Interest cost	$195	$216
Amortization of unrecognized loss	155	174
Expected return on plan assets	(363)	(348)
Net employee pension ( benefit) expense	$(13)	$42

Outside Director Pension Plan:
Service cost	$11	$10
Interest cost	20	23
Amortization of unrecognized gain	(23)	(23)
Amortization of past service liability	3	10
Net outside director pension expense	$11	$20

Other Postretirement Benefit Plans:
Service cost	$88	$79
Interest cost	77	76
Amortization of unrecognized loss	-	-
Amortization of past service credit	(13)	(21)
Net other postretirement expense	$152	$134

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2017 that it expects to contribute $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2018. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2018, the Company has contributed $24,000 to the Outside Director Pension Plan and $20,000 in contributions were made to the Other Postretirement Benefit Plans. As of March 31, 2018, the Company has not revised its expected contributions for the year ending December 31, 2018.

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2018, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.1 million and $38.7 million, respectively. At December 31, 2017, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $37.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three months ended March 31, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(In thousands)	2018	2017	March 31, 2018	March 31, 2017

Mortgage-backed securities	$1,505	$1,590	$(11)	$(7)
Other securities	12,612	12,685	(138)	32
Borrowed funds	38,692	36,986	(1,681)	(570)
Net loss from fair value adjustments (1)			$(1,830)	$(545)

(1)	The net loss from fair value adjustments presented in the above table does not include net gains of $1.7 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2018 and December 31, 2017. The fair value of borrowed funds includes accrued interest payable of $0.2 million at March 31, 2018 and December 31, 2017.

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

Level 1 – where quoted market prices are available in an active market. At March 31, 2018 and December 31, 2017, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2018 and December 31, 2017, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2018 and December 31, 2017, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and their respective category in the fair value hierarchy , at March 31, 2018 and December 31, 2017:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Assets:
Mortgage-backed Securities	$-	$-	$512,781	$509,650	$-	$-	$512,781	$509,650
Other securities	11,451	11,575	203,867	216,019	1,162	1,110	216,480	228,704
Interest rate swaps	-	-	21,854	7,388	-	-	21,854	7,388

Total assets	$11,451	$11,575	$738,502	$733,057	$1,162	$1,110	$751,115	$745,742

Liabilities:
Borrowings	$-	$-	$-	$-	$38,692	$36,986	$38,692	$36,986
Interest rate swaps	-	-	1,653	3,758	-	-	1,653	3,758

Total liabilities	$-	$-	$1,653	$3,758	$38,692	$36,986	$40,345	$40,744

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended
	March 31, 2018		March 31, 2017
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)
Beginning balance	$1,110	$36,986	$7,361	$33,959
Net gain from fair value adjustment of financial assets (1)	51	-	32	-
Net loss from fair value adjustment of financial liabilities (1)	-	1,681	-	570
Increase in accrued interest receivable	1	-	-	-
Increase in accrued interest payable	-	25	-	7
Change in unrealized gains included in other comprehensive income	-	-	1	-
Ending balance	$1,162	$38,692	$7,394	$34,536

Changes in unrealized gains held at period end	$-	$-	$1	$-

(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

During the three months ended March 31, 2018 and 2017, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,162	Discounted cash flows	Discount rate	n/a	5.6%

Liabilities:

Junior subordinated debentures	$38,692	Discounted cash flows	Discount rate	n/a	5.6%

	December 31, 2017

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,110	Discounted cash flows	Discount rate	n/a	5.7%

Liabilities:

Junior subordinated debentures	$36,986	Discounted cash flows	Discount rate	n/a	5.7%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2018 and December 31, 2017, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and their respective category in the fair value hierarchy at March 31, 2018 and December 31, 2017:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$14,892	$16,027	$14,892	$16,027
Other real estate owned	-	-	-	-	638	-	638	-
Other repossesed assets	-	-	-	-	106	-	106	-

Total assets	$-	$-	$-	$-	$15,636	$16,027	$15,636	$16,027

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$1,809	Income approach	Capitalization rate	6.0%	to	7.5%	6.8%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$8,896	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	16.2%	-1.4%
			Reduction for planned expedited disposal	-44.9%	to	15.0%	7.7%

Impaired loans	$4,187	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	25.0%	-0.4%
			Capitalization rate	5.0%	to	9.8%	7.2%
			Reduction for planned expedited disposal		15.0%		15.0%

Other real estate owned	$638	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-3.5%	to	14.1%	5.3%

Other repossesed assets	$106	Sales approach	Reduction for planned expediated disposal		10.0%		10.0%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$1,818	Income approach	Capitalization rate	6.5%	to	7.5%	6.8%
			Reduction planned for expedited disposal		15.0%		15.0%

Impaired loans	$10,003	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	16.2%	-0.8%
			Reduction planned for expedited disposal	-30.9%	to	15.0%	8.7%

Impaired loans	$4,206	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	25.0%	-1.2%
			Capitalization rate	5.0%	to	9.8%	7.2%
			Reduction planned for expedited disposal		15.0%		15.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

The methods and assumptions used to estimate fair value at March 31, 2018 and December 31, 2017 are as follows:

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

Impaired Loans:

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

Other Real Estate Owned and Other Repossessed Assets:

OREO and other repossessed assets are carried at fair value less selling costs. The fair value for OREO is based on appraised value through a current appraisal, or sometimes through an internal review, additionally adjusted by the estimated costs to sell the property. The fair value for other repossessed assets are based upon the most recently reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates.

Junior Subordinated Debentures:

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

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$91,959	$91,959	$91,959	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,968	7,564	-	7,564	-
Other securities	23,267	21,347	-	-	21,347
Securities available for sale
Mortgage-backed securities	512,781	512,781	-	512,781	-
Other securities	216,480	216,480	11,451	203,867	1,162
Loans	5,312,864	5,283,891	-	-	5,283,891
FHLB-NY stock	54,045	54,045	-	54,045	-
Accrued interest receivable	22,578	22,578	10	1,874	20,694
Interest rate swaps	21,854	21,854	-	21,854	-

Liabilities:
Deposits	$4,701,782	$4,695,084	$3,202,456	$1,492,628	$-
Borrowings	1,177,101	1,165,487	-	1,126,795	38,692
Accrued interest payable	5,288	5,288	-	5,288	-
Interest rate swaps	1,653	1,653	-	1,653	-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$51,546	$51,546	$51,546	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,973	7,810	-	7,810	-
Other securities	22,913	21,889	-	-	21,889
Securities available for sale
Mortgage-backed securities	509,650	509,650	-	509,650	-
Other securities	228,704	228,704	11,575	216,019	1,110
Loans	5,176,999	5,169,108	-	-	5,169,108
FHLB-NY stock	60,089	60,089	-	60,089	-
Accrued interest receivable	21,405	21,405	16	1,916	19,473
Interest rate swaps	7,388	7,388	-	7,388	-

Liabilities:
Deposits	$4,383,278	$4,380,174	$3,031,345	$1,348,829	$-
Borrowings	1,309,653	1,310,487	-	1,273,501	36,986
Accrued interest payable	2,659	2,659	-	2,659	-
Interest rate swaps	3,758	3,758	-	3,758	-

11.	Derivative Financial Instruments

At March 31, 2018 and December 31, 2017, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at March 31, 2018 and December 31, 2017; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $281.6 million and $280.2 million at March 31, 2018 and December 31, 2017, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $441.5 million at March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At March 31, 2018 and December 31, 2017, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At March 31, 2018 and December 31, 2017, derivatives with a combined notional amount of $263.3 million and $261.9 million were designated as fair value hedges. At March 31, 2018 and December 31, 2017, derivatives with a combined notional amount of $441.5 million were designated as cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax, with the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended March 31, 2018, $0.3 million was reclassified from accumulated other comprehensive loss to interest expense.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	March 31, 2018		December 31, 2017
	Notional	Net Carrying	Notional	Net Carrying
(In thousands)	Amount	Value (1)	Amount	Value (1)
Interest rate swaps (fair value hedge)	$253,784	$13,179	$199,341	$6,971
Interest rate swaps (fair value hedge)	9,508	(99)	62,564	(921)
Interest rate swaps (cash flow hedge)	441,500	8,675	250,000	417
Interest rate swaps (cash flow hedge)	-	-	191,500	(7)
Interest rate swaps (non-hedge)	36,321	(1,554)	36,321	(2,830)
Total derivatives	$741,113	$20,201	$739,726	$3,630

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2018	2017
Financial Derivatives:
Interest rate swaps (non-hedge)	$1,276	$232
Interest rate swaps (fair value hedge)	454	(66)
Net gain (1)	$1,730	$166

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

During the three months ended March 31, 2018 and 2017, the Company did not record any hedge ineffectiveness.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2018
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$21,854	$-	$21,854	$-	$20,940	$914

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$1,653	$-	$1,653	$-	$-	$1,653

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$7,388	$-	$7,388	$-	$3,660	$3,728

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

Income tax provisions are summarized as follows:

	For the three months
	ended March 31,
(In thousands)	2018	2017
Federal:
Current	$2,411	$2,952
Deferred	197	1,797
Total federal tax provision	2,608	4,749
State and Local:
Current	189	(199)
Deferred	153	704
Total state and local tax provision	342	505

Total income tax provision	$2,950	$5,254

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, which among other things, reduced the federal income tax rate for corporations from 35% to 21% effective January 1, 2018. As a result of TCJA, the Company re-measured its deferred tax assets and liabilities based on the rates these items are expected to reverse at in the future. This re-measurement caused $2.1 million of stranded tax effects at December 31, 2017. Effective January 1, 2018, these stranded effects were reclassified from accumulated other comprehensive income to retained earnings.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.	Accumulated Other Comprehensive Income (Loss):

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)
Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$-	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCL to Retained Earnings	(1,325)	50	(798)	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	775	775

Other comprehensive income before reclassifications, net of tax	(6,640)	5,481	-	-	(1,159)

Amounts reclassified from accumulated other comprehensive income, net of tax	-	180	84	-	264

Net current period other comprehensive income, net of tax	(6,640)	5,661	84	-	(895)

Ending balance, net of tax	$(13,487)	$5,942	$(4,409)	$775	$(11,179)

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2017:

	Unrealized Gains
	(Losses) on
	Available for Sale	Defined Benefit
	Securities	Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(3,859)	$(4,503)	$(8,362)
Other comprehensive income before reclassifications, net of tax	1,148	-	1,148

Amounts reclassified from accumulated other comprehensive income, net of tax	-	80	80

Net current period other comprehensive income, net of tax	1,148	80	1,228

Ending balance, net of tax	$(2,711)	$(4,423)	$(7,134)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive loss by component for the periods indicated:

For the three months ended March 31, 2018
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
	(In thousands)
Cash flow hedges:	$(263)		Interest expense
Interest rate swaps	83		Tax benefit
	$(180)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(132)	(1)	Other operating expense
Prior service credits	10	(1)	Other operating expense
	(122)		Total before tax
	38		Tax benefit
	$(84)		Net of tax

For the three months ended March 31, 2017
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Amortization of defined benefit pension items:
Actuarial losses	$(151)	(1)	Other operating expense
Prior service credits	11	(1)	Other operating expense
	(140)		Total before tax
	60		Tax benefit
	$(80)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (See Note 8 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of March 31, 2018, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2018 is 1.875% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at March 31, 2018 was 5.82%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$637,091	9.92%	$631,285	10.11%
Requirement to be well capitalized	321,195	5.00	312,343	5.00
Excess	315,896	4.92	318,942	5.11

Common Equity Tier I risk-based capital:
Capital level	$637,091	13.39%	$631,285	13.87%
Requirement to be well capitalized	309,368	6.50	295,937	6.50
Excess	327,723	6.89	335,348	7.37

Tier 1 risk-based capital:
Capital level	$637,091	13.39%	$631,285	13.87%
Requirement to be well capitalized	380,760	8.00	364,230	8.00
Excess	256,331	5.39	267,055	5.87

Total risk-based capital:
Capital level	$657,633	13.82%	$651,636	14.31%
Requirement to be well capitalized	475,950	10.00	455,288	10.00
Excess	181,683	3.82	196,348	4.31

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2018, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at March 31, 2018 was 5.95%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2018		December 31, 2017
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$568,635	8.86%	$563,426	9.02%
Requirement to be well capitalized	321,057	5.00	312,278	5.00
Excess	247,578	3.86	251,148	4.02

Common Equity Tier I risk-based capital:
Capital level	$531,305	11.17%	$527,727	11.59%
Requirement to be well capitalized	309,286	6.50	295,865	6.50
Excess	222,019	4.67	231,862	5.09

Tier 1 risk-based capital:
Capital level	$568,635	11.95%	$563,426	12.38%
Requirement to be well capitalized	380,660	8.00	364,141	8.00
Excess	187,975	3.95	199,285	4.38

Total risk-based capital:
Capital level	$664,177	13.96%	$658,777	14.47%
Requirement to be well capitalized	475,824	10.00	455,177	10.00
Excess	188,353	3.96	203,600	4.47

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

15.	New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2018:

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220).” As a result of the Tax Cuts and Jobs Act (the “TCJA”), concerns arose regarding the guidance which requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this ASU require a reclassification for stranded tax effects from accumulated other comprehensive income to retained earnings, furthermore eliminating the stranded tax effects resulting from the TCJA. The amount of the reclassification is the difference between the previous corporate income tax rate of 35% and the newly enacted corporate income tax rate of 21%. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted in any interim period or fiscal year before the effective date. We have elected to early adopt this guidance as of January 1, 2018. Our Consolidated Statements of Financial Condition reflect adoption of this ASU and reclassification of $2.1 million in stranded tax effects from accumulated other comprehensive income to retained earnings. See Note 12 “Income Taxes” for additional information.

In August 2016, the FASB issued ASU No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, to clarify how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are intended to reduce diversity in practice by clarifying whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU was adopted on January 1, 2018 and did not have a significant impact on the presentation of our cash flows.

In January 2016, FASB issued ASU No. 2016-01 “Financial Instruments” which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU became effective for us on January 1, 2018. The adoption of the guidance resulted in a cumulative-adjustment totaling $0.8 million and did not have a significant impact on our results of operations, financial condition and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. In August 2015, the FASB approved a one-year delay of the effective date of this standard to reporting periods beginning after December 15, 2017. This ASU allows for either full retrospective adoption or modified retrospective adoption. This ASU became effective for us on January 1, 2018. We adopted this standard through the modified retrospective transition method. The modified retrospective method requires application of ASU 2014-09 to uncompleted contracts at the date of adoption; however, periods prior to the date of adoption have not been retrospectively revised as the impact of the new standard on uncompleted contracts as the date of adoption was not material as such a cumulative effective adjustment to opening retained earnings was not deemed necessary.

Topic 606 does not apply to the majority of our revenue streams which are primarily comprised of interest and dividend income and associated fees within those revenue streams. The revenue streams derived by the Company that are within the scope of Topic 606 are primarily certain banking service fees, including wire transfer fees, ATM fees, account maintenance fees, overdraft fees and other deposit fees. We generally satisfy our performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Being that performance obligations are satisfied as service are rendered and the transaction prices are fixed, there is little judgement involved in applying topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. Additionally, the Company will receive revenue from the sale of investment products through a third party as part of a revenue sharing agreement. This revenue is included in “Other Income” in the Consolidated Statements of Income. These fees are remitted to the Company monthly as our performance obligation is satisfied. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is present in the Consolidated Statements of Income was not necessary.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Accounting Standards Pending Adoption:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

During the first quarter of 2018, we continued our strategy of focusing our origination efforts on higher yielding loans. Loan originations and purchases for the three months ended March 31, 2018 totaled $341.8 million, with multi-family real estate, commercial real estate and commercial business loans accounting for 85.5% of originations and purchases. Our total loan portfolio grew 2.6% (non-annualized) during the three months ended March 31, 2018 while holding our strong underwriting standards. Loan applications in process remains strong totaling $325.6 million at March 31, 2018, compared to $359.8 million at December 31, 2017 and $303.1 million at March 31, 2017.

The yield on loan production increased 12 basis points to 4.27% for the three months ended March 31, 2018, from 4.15% for the three months ended December 31, 2017 and 42 basis points from 3.85% for the comparable quarter of 2017. This marked the third consecutive quarter that the yield on new loans exceeded the quarterly average yield of the total loan portfolio, net of prepayment penalty income and recovered interest from delinquent loans. The increase in the yield of our loan production aided in improving our yield on interest-earning assets to 3.92% for the three months ended March 31, 2018, an increase of two basis points from the three months ended December 31, 2017 and 12 basis points from the three months ended March 31, 2017, excluding prepayment penalty income, accelerated accretion of discount upon the call of CLO securities and recovered interest from delinquent loans.

On the liability side of the balance sheet, we experienced deposit growth of 6.8% (non-annualized), reducing the loan-to-deposit ratio to 113% from 118% at December 31, 2017. The cost of interest-bearing liabilities increased due to an increase in rates, as we raised the rates we pay on certain deposit products to remain competitive in our market, resulting in the average cost of our interest-bearing liabilities increasing seven basis points from the three months ended December 31, 2017 and 28 basis points from March 31, 2017. To mitigate the impact of future rate increases, we have been actively extending the maturity on our liabilities and entered into forward interest rate swaps totaling $441.5 million to hedge against rising interest rates.

We continued our discipline regarding credit quality, as our non-performing assets have decreased by 4% during the three months ended March 31, 2018 and we had net recoveries of $38,000 during the same period.

The Bank and Company are subject to the same regulatory capital requirements. See Note 14 of the Notes to the Consolidated Financial Statements “Regulatory Capital.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

General. Net income for the three months ended March 31, 2018 was $11.4 million, a decrease of $0.8 million, or 6.9%, compared to $12.3 million for the three months ended March 31, 2017. Diluted earnings per common share were $0.39 for the three months ended March 31, 2018, a decrease of $0.03, or 7.1%, from $0.42 for the three months ended March 31, 2017.

Return on average equity decreased to 8.6% for the three months ended March 31, 2018 from 9.5% for the three months ended March 31, 2017. Return on average assets decreased to 0.7% for the three months ended March 31, 2018 from 0.8% for the three months ended March 31, 2017.

Interest Income. Interest and dividend income increased $3.5 million, or 6.2%, to $60.8 million for the three months ended March 31, 2018 from $57.3 million for the three months ended March 31, 2017. The increase in interest income was primarily attributable to an increase of $224.9 million in the average balance of interest-earning assets to $6,098.7 million for the three months ended March 31, 2018 from $5,873.8 million for the comparable prior year period, combined with an increase of nine basis points in the yield of interest-earning assets to 3.99% for the three months ended March 31, 2018 from 3.90% in the comparable prior year period. The increase in the yield on interest-earning assets of nine basis points was primarily due to an increase of $363.3 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets, combined with a decrease of $135.9 million in the average balance of total securities, which have a lower yield than the yield of total interest-earning assets. The yield of interest-earning assets also improved due to increases of three basis points, nine basis points and 11 basis points in the yields of total loans, net, taxable securities and tax-exempt securities, respectively, for the three months ended March 31, 2018 from the comparable prior year period. Additionally, the yield on interest-earning deposits sold increased 63 basis points for the three months ended March 31, 2018 from the comparable prior year period due to increases in the Federal Funds rate. The increases of three basis points in the yield on the total loans, net, nine basis points in taxable securities and 11 basis points in tax-exempt securities were primarily due to loans being originated and securities being purchased at higher yields than the existing portfolio yield. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have increased six basis points to 4.12% for the three months ended March 31, 2018 from 4.06% for the three months ended March 31, 2017.

Interest Expense. Interest expense increased $4.3 million, or 31.1%, to $18.2 million for the three months ended March 31, 2018 from $13.9 million for the three months ended March 31, 2017. The increase in interest expense was primarily due to an increase of 28 basis points in the average cost of interest-bearing liabilities to 1.34% for the three months ended March 31, 2018 from 1.06% for the three months ended March 31, 2017, combined with an increase of $187.9 million in the average balance of interest-bearing liabilities to $5,442.6 million for the three months ended March 31, 2018, from $5,254.6 million for the comparable prior year period. The 28 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from the Bank extending maturities on borrowed funds to mitigate the impact of future rate increases. The cost was also impacted by the average balance of borrowed funds increasing $95.1 million to $1,207.1 million for the three months ended March 31, 2018, from $1,112.0 million for the comparable prior year period. The increase in the cost of interest-bearing liabilities was partially offset by an improvement in our deposit mix, as the combined average balance of lower costing savings, NOW and money market deposits increased $148.8 million to $2,832.1 million for the three months ended March 31, 2018 from $2,683.3 million for the comparable prior year period, while the average balance of higher costing certificates of deposit decreased $60.4 million to $1,344.4 million for the three months ended March 31, 2018 from $1,404.7 million for the comparable prior year period.

Net Interest Income. For the three months ended March 31, 2018, net interest income was $42.6 million, a decrease of $0.8 million, or 1.8%, from $43.4 million for the three months ended March 31, 2017. The decrease in net interest income was primarily due to the 28 basis point increase in the cost of interest-bearing liabilities to 1.34% for the three months ended March 31, 2018 from 1.06% for the comparable prior year period, partially offset by an increase of nine basis points in the yield of interest-earning assets to 3.99% for the three months ended March 31, 2018 as compared to 3.90% for the three months ended March 31, 2017. The effects of the above on both the net interest spread and net interest margin were decreases of 19 basis points to 2.65% and 16 basis points to 2.79%, respectively, for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. Included in net interest income was prepayment penalty income from loans for the three months ended March 31, 2018 and 2017 totaling $0.9 million and $1.1 million, respectively, and recovered interest from non-accrual loans totaling $0.2 million and $0.5 million for each of the three months ended March 31, 2018 and 2017, respectively. Without the prepayment penalty income and recovered interest, the net interest margin for the three months ended March 31, 2018 would have been 2.72%, a decrease of 13 basis points, as compared to 2.85% for the three months ended March 31, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. During the three months ended March 31, 2018, a provision for loan losses was recorded for $0.2 million, primarily due to loan growth, compared to none for the comparable prior year period. During the three months ended March 31, 2018, the Bank recorded net recoveries totaling $38,000 and non-accrual loans decreased $0.7 million to $15.0 million from $15.7 million at December 31, 2017. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 36.7% at March 31, 2018. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended March 31, 2018 was $3.2 million, a decrease of $0.5 million, or 13.3%, from $3.7 million for the three months ended March 31, 2017. The decrease in non-interest income was primarily due to the recording of a loss on sale of one non-performing troubled debt restructured loan of $0.3 million during the three months ended March 31, 2018 compared to a gain on sale of $0.2 million recorded during the three months ended March 31, 2017. Additionally, the gain from life insurance proceeds was $0.4 million lower during the three months ended March 31, 2018 compared to the prior year period, partially offset by a decrease of $0.3 million in net losses from fair value adjustments as compared to March 31, 2017.

Non-Interest Expense. Non-interest expense was $31.3 million for the three months ended March 31, 2018, an increase of $1.7 million, or 5.9%, from $29.6 million for the three months ended March 31, 2017. The increase in non-interest expense was primarily due to annual salary increases and one-time bonuses totaling $0.5 million paid to non-executive employees during the three months ended March 31, 2018.

Income before Income Taxes. Income before the provision for income taxes decreased $3.2 million, or 18.0%, to $14.4 million for the three months ended March 31, 2018 from $17.5 million for the three months ended March 31, 2017 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $3.0 million for the three months ended March 31, 2018, a decrease of $2.3 million, or 43.9%, from $5.3 million for the three months ended March 31, 2017. The effective tax rate decreased to 20.5% for the three months ended March 31, 2018 from 30.0% in the comparable prior year period primarily due to the impact of the top federal tax rate declining to 21% in 2018 from 35% in 2017, as a result of the Tax Cuts and Jobs Act (the “TCJA”) .

Interpretive guidance of the TCJA is anticipated throughout 2018, and we may update our disclosure on a quarterly basis as interpretative guidance is received within each quarter that it is received. During the period ended March 31, 2018, the U.S. Treasury Department and the Internal Revenue Service did not issue further clarification or guidance applicable to us.

FINANCIAL CONDITION

Assets. Total assets at March 31, 2018 were $6,482.8 million, an increase of $183.5 million, or 2.9%, from $6,299.3 million at December 31, 2017. Total loans, net increased $135.7 million, or 2.6%, during the three months ended March 31, 2018 to $5,292.3 million from $5,156.6 million at December 31, 2017. Loan originations and purchases were $341.8 million for the three months ended March 31, 2018, an increase of $75.3 million, or 28.2%, from $266.6 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full relationship. The loan pipeline totaled $325.6 million at March 31, 2018 compared to $359.8 million at December 31, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2018	2017
Multi-family residential (1)	$81,181	$126,708
Commercial real estate	71,554	35,732
One-to-four family – mixed-use property	16,068	18,542
One-to-four family – residential (2)	16,968	5,920
Construction	14,679	2,544
Small Business Administration	1,967	641
Commercial business and other (3)	139,407	76,484
Total	$341,824	$266,571

(1)	Includes purchases of $13.3 million and $6.7 million for the three months ended March 31, 2018 and 2017, respectively.
(2)	Includes purchases of $0.9 million and none for the three months ended March 31, 2018 and 2017, respectively.
(3)	Includes purchases of $54.7 million and $8.9 million for the three months ended March 31, 2018 and 2017, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2018 had an average loan-to-value ratio of 47.9% and an average debt coverage ratio of 171%.

The Bank’s non-performing assets totaled $17.4 million at March 31, 2018, a decrease of $0.8 million, or 4.1%, from $18.1 million at December 31, 2017. Total non-performing assets as a percentage of total assets were 0.27% at March 31, 2018 compared to 0.29% at December 31, 2017. The ratio of allowance for loan losses to total non-performing loans was 123.45% at March 31, 2018 and 112.23% at December 31, 2017.

During the three months ended March 31, 2018, mortgage-backed securities including held-to-maturity increased $3.1 million, or 0.6%, to $520.7 million from $517.6 million at December 31, 2017. The increase in mortgage-backed securities during the three months ended March 31, 2018 was primarily due to purchases of $32.6 million at an average yield of 3.27%, partially offset by principal repayments of $20.9 million and a decline in the fair value of $8.1 million.

During the three months ended March 31, 2018, other securities, including held-to-maturity, decreased $11.9 million, or 4.7%, to $239.7 million from $251.6 million at December 31, 2017. The decrease in other securities during the three months ended March 31, 2018 was primarily due to the call of one CLO security at par for $10.0 million. At March 31, 2018, other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds and corporate bonds.

Liabilities. Total liabilities were $5,947.5 million at March 31, 2018, an increase of $180.8 million, or 3.1%, from $5,766.7 million at December 31, 2017. During the three months ended March 31, 2018, due to depositors increased $295.1 million, or 6.8%, to $4,635.8 million, due to increases of $147.7 million in non-maturity deposits and $147.4 million in certificates of deposit. The increase in core deposits was due to increases of $146.1 million and $52.5 million in NOW and money market accounts, respectively, partially offset by decreases of $43.4 million and $7.4 million in savings and demand accounts, respectively. Borrowed funds decreased $132.6 million during the three months ended March 31, 2018. The decrease in borrowed funds was primarily due to a decrease in FHLB short-term borrowings as funding needs were provided by increased deposits.

Equity. Total stockholders’ equity increased $2.7 million, or 0.5%, to $535.3 million at March 31, 2018 from $532.6 million at December 31, 2017. Stockholders’ equity increased primarily due to net income of $11.4 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $3.9 million. These increases were partially offset by the purchase of 217,863 treasury shares, at an average cost of $27.14 per share, totaling $5.9 million, the declaration and payment of dividends on the Company’s common stock of $0.20 per common share totaling $5.8 million and a decrease of $0.9 million in other comprehensive loss. Book value per common share was $18.75 at March 31, 2018 compared to $18.63 at December 31, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cash flow. During the three months ended March 31, 2018, funds provided by the Company's operating activities amounted to $15.3 million. These funds, combined with $170.4 million provided from financing activities, were utilized to fund net investing activities of $145.2 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the three months ended March 31, 2018, the net total of loan originations and purchases less loan repayments and sales was $150.1 million. During the three months ended March 31, 2018, the Company also funded $32.6 million in purchases of securities available for sale and $0.4 million of securities held-to-maturity. During the three months ended March 31, 2018, funds were provided by a net increase in total deposits of $318.4 million. In addition to funding loan growth, these funds were used to repay $123.8 million in long-term borrowings and $10.5 million in net short-term borrowings. The Company also used funds of $8.0 million and $5.8 million for purchases of treasury stock and dividend payments, respectively, during the three months ended March 31, 2018.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2018. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2018, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2018:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	3.84%	7.23%	13.41%
-100 Basis points	3.42	3.54	13.35
Base interest rate	0.00	0.00	13.24
+100 Basis points	-4.23	-4.89	12.94
+200 Basis points	-8.47	-9.63	12.63

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2018				2017
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,442,870	46,112	4.15%		$4,213,482	44,429	4.22%
Other loans, net	788,507	8,905	4.52		654,566	6,456	3.95
Total loans, net (1)	5,231,377	55,017	4.21		4,868,048	50,885	4.18
Taxable securities:
Mortgage-backed securities	524,710	3,507	2.67		529,942	3,366	2.54
Other securities	131,078	1,121	3.42		239,345	1,882	3.15
Total taxable securities	655,788	4,628	2.82		769,287	5,248	2.73
Tax-exempt securities: (2)
Other securities	124,125	854	2.75		146,502	968	2.64
Total tax-exempt securities	124,125	854	2.75		146,502	968	2.64
Interest-earning deposits and federal funds sold	87,416	287	1.31		89,962	153	0.68
Total interest-earning assets	6,098,706	60,786	3.99		5,873,799	57,254	3.90
Other assets	304,690				295,049
Total assets	$6,403,396				$6,168,848

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$265,895	389	0.59		$254,255	307	0.48
NOW accounts	1,540,465	3,148	0.82		1,568,267	2,207	0.56
Money market accounts	1,025,727	3,075	1.20		860,779	1,499	0.70
Certificate of deposit accounts	1,344,370	5,463	1.63		1,404,730	4,940	1.41
Total due to depositors	4,176,457	12,075	1.16		4,088,031	8,953	0.88
Mortgagors' escrow accounts	58,960	35	0.24		54,616	27	0.20
Total deposits	4,235,417	12,110	1.14		4,142,647	8,980	0.87
Borrowed funds	1,207,137	6,067	2.01		1,111,993	4,885	1.76
Total interest-bearing liabilities	5,442,554	18,177	1.34		5,254,640	13,865	1.06
Non interest-bearing deposits	364,983				330,215
Other liabilities	66,578				66,193
Total liabilities	5,874,115				5,651,048
Equity	529,281				517,800
Total liabilities and equity	$6,403,396				$6,168,848

Net interest income / net interest rate spread		42,609	2.65%			43,389	2.84%

Net interest-earning assets / net interest margin	$656,152		2.79%		$619,159		2.95%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.12	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.1 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

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

	For the three months ended March 31,
(In thousands)	2018	2017

Mortgage Loans

At beginning of period	$4,401,950	$4,187,818

Mortgage loans originated:
Multi-family residential	67,891	119,989
Commercial real estate	71,554	35,732
One-to-four family – mixed-use property	16,068	18,542
One-to-four family – residential	16,093	5,920
Construction	14,679	2,544
Total mortgage loans originated	186,285	182,727

Mortgage loans purchased:
Multi-family residential	13,290	6,719
One-to-four family – residential	875	-
Total mortgage loans purchased	14,165	6,719

Less:
Principal and other reductions	98,288	79,733
Sales	2,703	1,630

At end of period	$4,501,409	$4,295,901

Non-Mortgage Loans

At beginning of period	$758,286	$631,316

Other loans originated:
Small Business Administration	1,967	641
Commercial business	84,388	67,273
Other	366	309
Total other loans originated	86,721	68,223

Other loans purchased:
Commercial business	54,653	8,902
Total other loans purchased	54,653	8,902

Less:
Principal and other reductions	104,438	43,343
Sales	-	3,244
Other	162	-
At end of period	$795,060	$661,854

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2018	2017
Accrual Status:
Multi-family residential	$2,503	$2,518
Commercial real estate	-	1,986
One-to-four family - mixed-use property	1,740	1,753
One-to-four family - residential	567	572
Commercial business and other	407	462
Total	5,217	7,291

Non-Accrual Status:
Taxi medallion	5,712	5,916
Total	5,712	5,916

Total performing troubled debt restructured	$10,929	$13,207

During the three months ended March 31, 2018, we sold one commercial real estate TDR totaling $1.8 million, for a loss of $0.3 million and foreclosed on one taxi medallion TDR of $0.1 million, which is recorded in “Other Assets”.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	March 31,	December 31,
(In thousands)	2018	2017
Loans 90 days or more past due and still accruing:
Commercial real estate	$1,668	$2,424
Total	1,668	2,424

Non-accrual loans:
Multi-family residential	2,193	3,598
Commercial real estate	1,894	1,473
One-to-four family - mixed-use property	2,396	1,867
One-to-four family - residential	7,542	7,808
Small business administration	41	46
Taxi medallion	906	918
Total	14,972	15,710

Total non-performing loans	16,640	18,134

Other non-performing assets:
Real estate acquired through foreclosure	638	-
Other assets acquired through foreclosure	106	-
Total	744	-

Total non-performing assets	$17,384	$18,134

Non-performing assets to total assets	0.27%	0.29%
Allowance for loan losses to non-performing loans	123.45%	112.23%

Included in loans over 90 days past due and still accruing were two loans totaling $1.7 million and three loans totaling $2.4 million at March 31, 2018 and December 31, 2017, respectively, which are past their respective maturity dates and are still remitting payments. The Bank is actively working with these borrowers to extend the loans maturity or repay these loans.

Included in non-performing loans was one loan totaling $0.4 million at March 31, 2018 and December 31, 2017 which was restructured as TDR and not performing in accordance with its restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2018 and December 31, 2017. The Company had classified OREO and other assets acquired through foreclosure totaling $0.7 million at March 31, 2018 and none at December 31, 2017. The Company did not hold any criticized or classified investment securities at March 31, 2018 and December 31, 2017. Our total Criticized and Classified assets were $61.6 million at March 31, 2018, a decrease of $1.1 million from $62.7 million at December 31, 2017.

On a quarterly basis, all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. All taxi medallion loans are classified impaired. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. At March 31, 2018, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 42.4%.

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

During the three months ended March 31, 2018, the portion of the ALL related to the loss history declined, while the qualitative factors increased slightly, primarily due to growth in the loan portfolio. Charge-offs recorded in the past twelve quarters were minimal, with the exception of taxi medallion charge-offs recorded in the fourth quarter of 2017, as credit conditions remained stable. The percentage of loans originated prior to 2009, compared to the total loan portfolio, decreased as scheduled amortization and repayments occurred. As disclosed in Note 5 of the Notes to the Consolidated Financial Statements “Loans”, the loans originated prior to 2009 have a higher delinquency and loss rate. The impact from the above and the net recoveries recorded during the three months ended March 31, 2018 resulted in the ALL totaling $20.5 million, an increase of $0.2 million, or 0.94%, from December 31, 2017. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings to increase the ALL was warranted. The ALL at March 31, 2018 and December 31, 2017, represented 0.39% of gross loans outstanding. The ALL represented 123.5% of non-performing loans at March 31, 2018 compared to 112.2% at December 31, 2017.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2018	2017

Balance at beginning of period	$20,351	$22,229

Provision for loan losses	153	-

Loans charged-off:
Multi-family residential	53	(14)
One-to-four family – mixed-use property	-	(34)
One-to-four family – residential	1	-
Small Business Administration	25	(65)
Taxi medallion	-	(54)
Commercial business and other	6	(12)
Total loans charged-off	85	(179)

Recoveries:
Multi-family residential	2	30
Commercial real estate	-	68
One-to-four family – residential	108	-
Small Business Administration	6	39
Commercial business and other	7	24
Total recoveries	123	161

Net recoveries (charge-offs)	38	(18)

Balance at end of period	$20,542	$22,211

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	-%	-%
Ratio of allowance for loan losses to gross loans at end of period	0.39%	0.45%
Ratio of allowance for loan losses to non-performing assets at end of period	118.17%	119.84%
Ratio of allowance for loan losses to non-performing loans at end of period	123.45%	119.84%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2018:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2018	-	$-	-	254,280
February 1 to February 28, 2018	158,999	27.12	158,999	1,095,281
March 1 to March 31, 2018	58,864	27.19	58,864	1,036,417
Total	217,863	27.14	217,863

During the quarter ended March 31, 2018, the Company repurchased 217,863 shares of the Company’s common stock at an average cost of $27.14 per share. On February 27, 2018, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. On March 31, 2018, 1,036,417 shares may still be repurchased under the currently authorized stock repurchase programs. The Company will complete the purchase of the 36,417 shares remaining from its previous purchase authorization prior to purchasing shares under the new authorization. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated: May 10, 2018	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 10, 2018	By: /s/Susan K. Cullen
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