Form 10-Q
period 2018-06-30
FLUSHING FINANCIAL CORP
filed 2018-08-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). X Yes No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2018 was 28,295,441.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

	June 30, 2018	December 31, 2017
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$42,805	$51,546
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $4,801 at June 30, 2018 and none pledged at December 31, 2017; fair value of $7,373 and $7,810 at June 30, 2018 and December 31, 2017, respectively)	7,963	7,973
Other securities (none pledged; fair value of $21,281 and $21,889 at June 30, 2018 and December 31, 2017, respectively)	23,130	22,913
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $144,942 and $148,505 at June 30, 2018 and December 31, 2017, respectively; $1,426 and $1,590 at fair value pursuant to the fair value option at June 30, 2018 and December 31, 2017, respectively)	513,868	509,650
Other securities (including assets pledged of $25,812 and $44,052 at June 30, 2018 and December 31, 2017, respectively; $12,615 and $12,685 at fair value pursuant to the fair value option at June 30, 2018 and December 31, 2017, respectively)	214,755	228,704
Loans:
Multi-family residential	2,247,852	2,273,595
Commercial real estate	1,471,894	1,368,112
One-to-four family ― mixed-use property	564,474	564,206
One-to-four family ― residential	187,741	180,663
Co-operative apartments	7,839	6,895
Construction	33,826	8,479
Small Business Administration	14,405	18,479
Taxi medallion	6,225	6,834
Commercial business and other	783,904	732,973
Net unamortized premiums and unearned loan fees	15,647	16,763
Allowance for loan losses	(20,220)	(20,351)
Net loans	5,313,587	5,156,648
Interest and dividends receivable	24,184	21,405
Bank premises and equipment, net	30,658	30,836
Federal Home Loan Bank of New York stock, at cost	57,384	60,089
Bank owned life insurance	131,429	131,856
Goodwill	16,127	16,127
Other assets	91,726	61,527
Total assets	$6,467,616	$6,299,274

Liabilities
Due to depositors:
Non-interest bearing	$388,467	$385,269
Interest-bearing	4,170,411	3,955,403
Mortgagors' escrow deposits	50,781	42,606
Borrowed funds:
Federal Home Loan Bank advances	1,137,318	1,198,968
Subordinated debentures	73,848	73,699
Junior subordinated debentures, at fair value	39,566	36,986
Total borrowed funds	1,250,732	1,309,653
Other liabilities	69,181	73,735
Total liabilities	5,929,572	5,766,666

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June 30, 2018 and December 31, 2017;28,319,213 shares and 28,588,266 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	315	315
Additional paid-in capital	220,432	217,906
Treasury stock, at average cost (3,211,382 shares and 2,942,329 shares at June 30,2018 and December 31, 2017, respectively)	(66,656)	(57,675)
Retained earnings	395,960	381,048
Accumulated other comprehensive loss, net of taxes	(12,007)	(8,986)
Total stockholders' equity	538,044	532,608

Total liabilities and stockholders' equity	$6,467,616	$6,299,274

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Interest and dividend income
Interest and fees on loans	$57,322	$51,631	$112,339	$102,516
Interest and dividends on securities:
Interest	5,616	6,432	11,084	12,527
Dividends	17	123	31	244
Other interest income	338	129	625	282
Total interest and dividend income	63,293	58,315	124,079	115,569

Interest expense
Deposits	14,788	9,510	26,898	18,490
Other interest expense	5,865	5,188	11,932	10,073
Total interest expense	20,653	14,698	38,830	28,563

Net interest income	42,640	43,617	85,249	87,006
Provision for loan losses	-	-	153	-
Net interest income after provision for loan losses	42,640	43,617	85,096	87,006

Non-interest income
Banking services fee income	1,000	1,014	1,948	1,888
Net gain on sale of loans	421	34	158	244
Net loss from fair value adjustments	(267)	(1,159)	(367)	(1,537)
Federal Home Loan Bank of New York stock dividends	881	643	1,757	1,466
Gain from life insurance proceeds	-	6	776	1,167
Bank owned life insurance	776	807	1,538	1,602
Other income	357	603	558	807
Total non-interest income	3,168	1,948	6,368	5,637

Non-interest expense
Salaries and employee benefits	15,291	15,424	33,746	32,528
Occupancy and equipment	2,476	2,654	5,053	5,150
Professional services	2,439	1,919	4,624	3,915
FDIC deposit insurance	547	503	1,047	829
Data processing	1,426	1,321	2,827	2,524
Depreciation and amortization	1,455	1,155	2,844	2,320
Other real estate owned/foreclosure expense (income)	40	(96)	136	255
Net gain from sales of real estate owned	(27)	-	(27)	(50)
Other operating expenses	3,749	3,185	8,440	8,158
Total non-interest expense	27,396	26,065	58,690	55,629

Income before income taxes	18,412	19,500	32,774	37,014

Provision for income taxes
Federal	3,311	5,576	5,918	10,325
State and local	1,178	1,199	1,521	1,704
Total taxes	4,489	6,775	7,439	12,029

Net income	$13,923	$12,725	$25,335	$24,985

Basic earnings per common share	$0.48	$0.44	$0.88	$0.86
Diluted earnings per common share	$0.48	$0.44	$0.88	$0.86
Dividends per common share	$0.20	$0.18	$0.40	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017

Net income	$13,923	$12,725	$25,335	$24,985

Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of $(43) and ($64) for the three months ended June 30, 2018 and 2017, respectively and of ($84) and ($128) for six months ended June 30, 2018 and 2017, respectively.	90	87	181	174
Amortization of prior service credits, net of taxes of $3 and $5 for the three months ended June 30, 2018 and 2017, respectively and of $6 and $9 for six months ended June 30, 2018 and 2017, respectively.	(6)	(6)	(13)	(13)
Net unrealized (losses) gains on securities, net of taxes of $1,388 and ($436) for three months ended June 30, 2018 and 2017, respectively and of $4,443 and ($1,247) for six months ended June 30, 2018 and 2017, respectively.	(3,014)	601	(9,654)	1,749
Net unrealized gains (losses) on cash flow hedges, net of taxes of ($961) and $90 three months ended June 30, 2018 and 2017, respectively and of ($3,565) and $90 for six months ended June 30, 2018 and 2017, respectively.	2,085	(124)	7,746	(124)
Change in fair value of liabilities related to instrument-specific credit risk,net of taxes of ($6) for the three and six months ended June 30, 2018.	13	-	13	-

Total other comprehensive income (loss), net of tax	(832)	558	(1,727)	1,786

Comprehensive income	$13,091	$13,283	$23,608	$26,771

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,335	$24,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	153	-
Depreciation and amortization of bank premises and equipment	2,844	2,320
Amortization of premium, net of accretion of discount	4,463	3,657
Net loss from fair value adjustments	367	1,537
Net gain from sale of loans	(158)	(244)
Net gain from sale of OREO	(27)	(50)
Income from bank owned life insurance	(1,538)	(1,602)
Gain from life insurance proceeds	(776)	(1,167)
Stock-based compensation expense	4,680	4,190
Deferred compensation	(1,815)	(1,930)
Deferred income tax (benefit) provision	(415)	1,005
Increase in other liabilities	840	4
Decrease (increase) in other assets	2,747	(21)
Net cash provided by operating activities	36,700	32,684

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,666)	(2,351)
Net redemptions (purchases) of Federal Home Loan Bank of New York shares	2,705	(7,457)
Purchases of securities held-to-maturity	(353)	(8,030)
Proceeds from maturities of securities held-to-maturity	45	13,330
Purchases of securities available for sale	(57,265)	(40,641)
Proceeds from sales and calls of securities available for sale	10,000	27,500
Proceeds from maturities and prepayments of securities available for sale	40,915	38,161
Proceeds from bank owned life insurance	2,741	3,911
Net originations of loans	(81,420)	(201,438)
Purchases of loans	(110,140)	(58,431)
Proceeds from sale of real estate owned	665	583
Proceeds from sale of loans	10,200	21,575
Net cash used in investing activities	(184,573)	(213,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	3,198	16,139
Net increase in interest-bearing deposits	214,773	31,629
Net increase in mortgagors' escrow deposits	8,175	1,087
Net proceeds from short-term borrowed funds	73,500	66,500
Proceeds from long-term borrowings	25,000	173,066
Repayment of long-term borrowings	(160,084)	(82,049)
Purchases of treasury stock	(13,889)	(2,599)
Proceeds from issuance of common stock upon exercise of stock options	6	-
Cash dividends paid	(11,547)	(10,487)
Net cash provided by financing activities	139,132	193,286

Net (decrease) increase in cash and cash equivalents	(8,741)	12,682
Cash and cash equivalents, beginning of period	51,546	35,857
Cash and cash equivalents, end of period	$42,805	$48,539

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$36,296	$27,840
Income taxes paid	3,103	10,646
Taxes paid if excess tax benefits were not tax deductible	3,739	9,409
Non-cash activities:
Loans transferred to Other Real Estate Owned or Other Assets	673	-
Loans held for investment transferred to loans available for sale	-	30,565

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2018 and 2017

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$532,608	$315	$217,906	$381,048	$(57,675)	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	-	-	-	2,073	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	(779)	-	779
Net income	25,335	-	-	25,335	-	-
Award of common shares released from Employee Benefit Trust (120,684 shares)	2,578	-	2,578	-	-	-
Vesting of restricted stock unit awards (248,877 shares)	-	-	(4,731)	(170)	4,901	-
Exercise of stock options (600 shares)	6	-	(1)	-	7	-
Stock-based compensation expense	4,680	-	4,680	-	-	-
Purchase of treasury shares (445,444 shares)	(11,838)	-	-	-	(11,838)	-
Repurchase of shares to satisfy tax obligation (72,869 shares)	(2,051)	-	-	-	(2,051)	-
Dividends on common stock ($0.40 per share)	(11,547)	-	-	(11,547)	-	-
Other comprehensive loss	(1,727)	-	-	-	-	(1,727)
Balance at June 30, 2018	$538,044	$315	$220,432	$395,960	$(66,656)	$(12,007)

Balance at December 31, 2016	$513,853	$315	$214,462	$361,192	$(53,754)	$(8,362)
Net income	24,985	-	-	24,985	-	-
Award of common shares released from Employee Benefit Trust (111,470 shares)	2,363	-	2,363	-	-	-
Vesting of restricted stock unit awards (258,165 shares)	-	-	(4,562)	(262)	4,824	-
Exercise of stock options (4,400 shares)	-	-	(6)	(40)	46	-
Stock-based compensation expense	4,190	-	4,190	-	-	-
Purchase of treasury shares (10,000 shares)	(278)	-	-	-	(278)	-
Repurchase of shares to satisfy tax obligation (80,303 shares)	(2,321)	-	-	-	(2,321)	-
Dividends on common stock ($0.36 per share)	(10,487)	-	-	(10,487)	-	-
Other comprehensive income	1,786	-	-	-	-	1,786
Balance at June 30, 2017	$534,091	$315	$216,447	$375,388	$(51,483)	$(6,576)

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

3.	Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income, as reported	$13,923	$12,725	$25,335	$24,985
Divided by:
Weighted average common shares outstanding	28,845	29,135	28,909	29,077
Weighted average common stock equivalents	1	1	1	3
Total weighted average common shares outstanding and common stock equivalents	28,846	29,136	28,910	29,080

Basic earnings per common share	$0.48	$0.44	$0.88	$0.86
Diluted earnings per common share (1)	$0.48	$0.44	$0.88	$0.86
Dividend payout ratio	41.7%	40.9%	45.5%	41.9%

(1)	For the three and six months ended June 30, 2018 and 2017, there were no common stock equivalents that were anti-dilutive.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Securities

The Company did not hold any trading securities at June 30, 2018 and December 31, 2017. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2018:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$23,130	$21,281	$-	$1,849

Total other securities	23,130	21,281	-	1,849

FNMA	7,963	7,373	-	590

Total mortgage-backed securities	7,963	7,373	-	590
Total	$31,093	$28,654	$-	$2,439

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$22,913	$21,889	$-	$1,024

Total other securities	22,913	21,889	-	1,024

FNMA	7,973	7,810	-	163

Total mortgage-backed securities	7,973	7,810	-	163

Total	$30,886	$29,699	$-	$1,187

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2018:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$100,532	$-	$9,468
Municipals	100,576	101,608	1,063	31
Mutual funds	11,427	11,427	-	-
Other	1,188	1,188	-	-
Total other securities	223,191	214,755	1,063	9,499
REMIC and CMO	342,394	332,381	80	10,093
GNMA	847	898	51	-
FNMA	133,359	129,222	54	4,191
FHLMC	52,925	51,367	12	1,570
Total mortgage-backed securities	529,525	513,868	197	15,854
Total securities available for sale	$752,716	$728,623	$1,260	$25,353

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$102,767	$-	$7,233
Municipals	101,680	103,199	1,519	-
Mutual funds	11,575	11,575	-	-
Collateralized loan obligations	10,000	10,053	53	-
Other	1,110	1,110	-	-
Total other securities	234,365	228,704	1,572	7,233
REMIC and CMO	328,668	325,302	595	3,961
GNMA	1,016	1,088	72	-
FNMA	136,198	135,474	330	1,054
FHLMC	48,103	47,786	18	335
Total mortgage-backed securities	513,985	509,650	1,015	5,350
Total securities available for sale	$748,350	$738,354	$2,587	$12,583

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $21,000 at December 31, 2017. We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at June 30, 2018.

The corporate securities held by the Company at June 30, 2018 and December 31, 2017 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at June 30, 2018, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities held-to-maturity:	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,353	$1,353
Due after ten years	21,777	19,928

Total other securities	23,130	21,281
Mortgage-backed securities	7,963	7,373

Total	$31,093	$28,654

Securities available for sale:	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	4,248	4,269
Due after five years through ten years	125,569	116,201
Due after ten years	81,947	82,858

Total other securities	211,764	203,328
Mutual funds	11,427	11,427
Mortgage-backed securities	529,525	513,868

Total	$752,716	$728,623

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At June 30, 2018
		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)

Held-to-maturity securities
Municipals	1	$19,928	$1,849	$-	$-	$19,928	$1,849
Total other securities	1	19,928	1,849	-	-	19,928	1,849

FNMA	1	7,373	590	7,373	590	-	-
Total mortgage-backed securities	1	7,373	590	7,373	590	-	-
Total	2	$27,301	$2,439	$7,373	$590	$19,928	$1,849

Available for sale securities
Corporate	14	$100,532	$9,468	$9,394	$606	$91,138	$8,862
Municipals	2	5,088	31	5,088	31	-	-
Total other securities	16	105,620	9,499	14,482	637	91,138	8,862

REMIC and CMO	48	312,201	10,093	231,236	5,860	80,965	4,233
FNMA	23	126,338	4,191	110,983	3,445	15,355	746
FHLMC	2	42,830	1,570	39,920	1,438	2,910	132
Total mortgage-backed securities	73	481,369	15,854	382,139	10,743	99,230	5,111
Total	89	$586,989	$25,353	$396,621	$11,380	$190,368	$13,973

	At December 31, 2017
		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$20,844	$1,024	$20,844	$1,024	$-	$-
Total other securities	1	20,844	1,024	20,844	1,024	-	-

FNMA	1	7,810	163	7,810	163	-	-
Total mortgage-backed securities	1	7,810	163	7,810	163	-	-

Total securities held-to-maturity	2	$28,654	$1,187	$28,654	$1,187	$-	$-

Available for sale securities
Corporate	14	$102,767	$7,233	$9,723	$277	$93,044	$6,956
Total other securities	14	102,767	7,233	9,723	277	93,044	6,956

REMIC and CMO	36	249,596	3,961	162,781	1,406	86,815	2,555
FNMA	17	120,510	1,054	109,258	850	11,252	204
FHLMC	2	46,829	335	43,258	294	3,571	41
Total mortgage-backed securities	55	416,935	5,350	315,297	2,550	101,638	2,800
Total securities available for sale	69	$519,702	$12,583	$325,020	$2,827	$194,682	$9,756

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

The Company reviewed each investment that had an unrealized loss at June 30, 2018 and December 31, 2017. The unrealized losses in held-to-maturity municipal securities at June 30, 2018 and December 31, 2017 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at June 30, 2018 and December 31, 2017 were caused by movements in interest rates. The unrealized losses in securities available for sale at June 30, 2018 and December 31, 2017 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2018 and December 31, 2017.

The Company did not sell any securities during the three and six months ended June 30, 2018 and 2017.

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

The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The 85% is based on the actual net proceeds the Bank has received from the sale of other real estate owned (“OREO”) as a percentage of OREO’s appraised value. For collateral dependent taxi medallion loans, the Company considers fair value to be the value of the underlying medallion based upon the most recently reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. For both collateral dependent mortgage loans and taxi medallion loans, the amount by which the loan’s book value exceeds fair value is charged-off. During the three months ended June 30, 2018, the fair value of Chicago taxi medallion loans was reduced from $60,000 per medallion to $25,000 per medallion, based upon recent sales transactions. At June 30, 2018, our exposure to the Chicago taxi medallion portfolio totals $0.2 million and to all taxi medallion loans held $6.2 million, which is 0.12% of total loans.

The Company segregated its loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. By the end of 2009, all loans were being underwritten based on revised and tightened underwriting standards. Loans originated prior to 2010 have a higher delinquency rate and loss history. Each of the years in the portfolio for loans originated prior to 2010 has a similar delinquency rate. During the three months ended June 30, 2018, the Loss Emergence Period (“LEP”) used was 1.33 years for the Residential portfolio and 1.58 years for the Commercial portfolio. In the prior quarter, a blended LEP of 1.33 years was used for both portfolios. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At June 30, 2018, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The Company did not modify any loans as TDR during the three and six months ended June 30, 2018.

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

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,488	9	$2,518
Commercial real estate	-	-	2	1,986
One-to-four family - mixed-use property	5	1,726	5	1,753
One-to-four family - residential	3	562	3	572
Taxi medallion	19	5,482	20	5,916
Commercial business and other	2	351	2	462
Total performing troubled debt restructured	38	$10,609	41	$13,207

During the six months ended June 30, 2018, we sold one commercial real estate TDR loan totaling $1.8 million, for a loss of $0.3 million and foreclosed on one taxi medallion TDR loan of $35,000, which is included in “Other Assets”. There were no TDR loans that defaulted during the period, which were within 12 months of their modification date.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$383	1	$383

Total troubled debt restructurings that subsequently defaulted	1	$383	1	$383

There were no TDR loans transferred to non-performing status during the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2017.

The following table shows our non-performing loans at the periods indicated:

(In thousands)	June 30, 2018	December 31, 2017

Loans ninety days or more past due and still accruing:
Commercial real estate	$-	$2,424
Construction	730	-
Total	730	2,424

Non-accrual mortgage loans:
Multi-family residential	2,165	3,598
Commercial real estate	1,448	1,473
One-to-four family - mixed-use property	2,157	1,867
One-to-four family - residential	6,969	7,808
Co-operative apartments	575	-
Total	13,314	14,746

Non-accrual non-mortgage loans:
Small Business Administration	-	46
Taxi medallion	743	918
Commercial business and other	2	-
Total	745	964

Total non-accrual loans	14,059	15,710

Total non-performing loans	$14,789	$18,134

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$390	$433	$798	$848
Less: Interest income included in the results of operations	156	141	315	268
Total foregone interest	$234	$292	$483	$580

The following tables show an age analysis of our recorded investment in loans, including loans past maturity, at the periods indicated:

	June 30, 2018
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,887	$410	$2,165	$5,462	$2,242,390	$2,247,852
Commercial real estate	4,139	3,206	1,448	8,793	1,463,101	1,471,894
One-to-four family - mixed-use property	2,080	-	2,157	4,237	560,237	564,474
One-to-four family - residential	767	400	6,969	8,136	179,605	187,741
Co-operative apartments	-	-	575	575	7,264	7,839
Construction loans	-	-	730	730	33,096	33,826
Small Business Administration	1,537	-	-	1,537	12,868	14,405
Taxi medallion	-	-	-	-	6,225	6,225
Commercial business and other	562	761	2	1,325	782,579	783,904
Total	$11,972	$4,777	$14,046	$30,795	$5,287,365	$5,318,160

	December 31, 2017
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,533	$279	$3,598	$6,410	$2,267,185	$2,273,595
Commercial real estate	1,680	2,197	3,897	7,774	1,360,338	1,368,112
One-to-four family - mixed-use property	1,570	860	1,867	4,297	559,909	564,206
One-to-four family - residential	1,921	680	7,623	10,224	170,439	180,663
Co-operative apartments	-	-	-	-	6,895	6,895
Construction loans	-	-	-	-	8,479	8,479
Small Business Administration	-	-	-	-	18,479	18,479
Taxi medallion	-	108	-	108	6,726	6,834
Commercial business and other	2	-	-	2	732,971	732,973
Total	$7,706	$4,124	$16,985	$28,815	$5,131,421	$5,160,236

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

June 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,750	$4,602	$2,470	$1,041	$191	$675	$-	$5,813	$-	$20,542
Charge-off's	(28)	-	-	-	-	(27)	(353)	(8)	-	(416)
Recoveries	-	-	79	4	-	9	-	2	-	94
Provision (Benefit)	(184)	124	(252)	(42)	73	(108)	353	25	11	-
Ending balance	$5,538	$4,726	$2,297	$1,003	$264	$549	$-	$5,832	$11	$20,220

June 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,907	$4,485	$2,691	$979	$94	$315	$2,213	$4,712	$815	$22,211
Charge-off's	(148)	(4)	(1)	(170)	-	(24)	-	(3)	-	(350)
Recoveries	201	-	68	-	-	10	-	17	-	296
Provision (Benefit)	(43)	207	(190)	181	36	5	117	(58)	(255)	-
Ending balance	$5,917	$4,688	$2,568	$990	$130	$306	$2,330	$4,668	$560	$22,157

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the six month periods indicated:

June 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$68	$669	$-	$5,521	$-	$20,351
Charge-off's	(81)	-	-	(1)	-	(52)	(353)	(14)	-	(501)
Recoveries	2	-	79	112	-	15	-	9	-	217
Provision (Benefit)	(206)	83	(327)	(190)	196	(83)	353	316	11	153
Ending balance	$5,538	$4,726	$2,297	$1,003	$264	$549	$-	$5,832	$11	$20,220

June 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(162)	(4)	(35)	(170)	-	(89)	(54)	(15)	-	(529)
Recoveries	231	68	68	-	-	49	-	41	-	457
Provision (Benefit)	(75)	137	(368)	145	38	(135)	141	150	(33)	-
Ending balance	$5,917	$4,688	$2,568	$990	$130	$306	$2,330	$4,668	$560	$22,157

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

June 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total
Financing Receivables:
Ending Balance	$2,247,852	$1,471,894	$564,474	$187,741	$7,839	$33,826	$14,405	$6,225	$783,904	$-	$5,318,160
Ending balance: individually evaluated for impairment	$6,482	$4,967	$5,625	$8,733	$-	$730	$49	$6,225	$16,136	$-	$48,947
Ending balance: collectively evaluated for impairment	$2,241,370	$1,466,927	$558,849	$179,008	$7,839	$33,096	$14,356	$-	$767,768	$-	$5,269,213

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$147	$-	$159	$53	$-	$-	$-	$-	$4	$-	$363
Ending balance: collectively evaluated for impairment	$5,391	$4,726	$2,138	$950	$-	$264	$549	$-	$5,828	$11	$19,857

December 31, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total
Financing Receivables:
Ending Balance	$2,273,595	$1,368,112	$564,206	$180,663	$6,895	$8,479	$18,479	$6,834	$732,973	$-	$5,160,236
Ending balance: individually evaluated for impairment	$7,311	$9,089	$5,445	$9,686	$-	$-	$137	$6,834	$661	$-	$39,163
Ending balance: collectively evaluated for impairment	$2,266,284	$1,359,023	$558,761	$170,977	$6,895	$8,479	$18,342	$-	$732,312	$-	$5,121,073

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$205	$177	$198	$56	$-	$-	$-	$-	$6	$-	$642
Ending balance: collectively evaluated for impairment	$5,618	$4,466	$2,347	$1,026	$-	$68	$669	$-	$5,515	$-	$19,709

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,285	$4,814	$-	$5,091	$5,539	$-
Commercial real estate	4,967	4,967	-	7,103	7,103	-
One-to-four family mixed-use property	4,419	4,676	-	4,218	4,556	-
One-to-four family residential	8,326	9,281	-	9,272	10,489	-
Construction	730	730
Non-mortgage loans:
Small Business Administration	49	58	-	137	151	-
Taxi medallion	6,225	17,450	-	6,834	18,063	-
Commercial business and other	15,829	16,198	-	313	682	-

Total loans with no related allowance recorded	44,830	58,174	-	32,968	46,583	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,197	2,197	147	2,220	2,220	205
Commercial real estate	-	-	-	1,986	1,986	177
One-to-four family mixed-use property	1,206	1,206	159	1,227	1,227	198
One-to-four family residential	407	407	53	414	414	56
Non-mortgage loans:
Commercial business and other	307	307	4	348	348	6

Total loans with an allowance recorded	4,117	4,117	363	6,195	6,195	642

Total Impaired Loans:
Total mortgage loans	$26,537	$28,278	$359	$31,531	$33,534	$636

Total non-mortgage loans	$22,410	$34,013	$4	$7,632	$19,244	$6

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended:

	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,431	$16	$2,730	$22
Commercial real estate	5,847	52	6,438	59
One-to-four family mixed-use property	4,397	39	5,560	41
One-to-four family residential	8,382	10	10,263	30
Construction	365	10	602	-
Non-mortgage loans:
Small Business Administration	74	1	160	2
Taxi medallion	6,421	86	4,352	25
Commercial business and other	7,954	308	2,187	43

Total loans with no related allowance recorded	37,871	522	32,292	222

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,203	30	2,471	50
Commercial real estate	-	-	2,043	24
One-to-four family mixed-use property	1,212	15	1,450	16
One-to-four family residential	409	4	424	4
Non-mortgage loans:
Small Business Administration	-	-	-	-
Taxi medallion	-	-	14,216	50
Commercial business and other	318	4	391	6

Total loans with an allowance recorded	4,142	53	20,995	150

Total Impaired Loans:
Total mortgage loans	$27,246	$176	$31,981	$246

Total non-mortgage loans	$14,767	$399	$21,306	$126

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the six months ended:

	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,651	$36	$3,040	$45
Commercial real estate	6,266	126	5,788	154
One-to-four family mixed-use property	4,337	80	5,851	78
One-to-four family residential	8,678	25	10,028	56
Construction	243	10	401	7
Non-mortgage loans:
Small Business Administration	95	2	245	4
Taxi medallion	6,559	168	3,679	55
Commercial business and other	5,407	310	2,148	87

Total loans with no related allowance recorded	36,236	757	31,180	486

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,208	59	2,401	79
Commercial real estate	662	-	2,049	48
One-to-four family mixed-use property	1,217	24	1,758	34
One-to-four family residential	411	8	425	8
Non-mortgage loans:
Small Business Administration	-	-	507	-
Taxi medallion	-	-	14,126	93
Commercial business and other	328	9	401	12

Total loans with an allowance recorded	4,826	100	21,667	274

Total Impaired Loans:
Total mortgage loans	$28,673	$368	$31,741	$509

Total non-mortgage loans	$12,389	$489	$21,106	$251

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previous mentioned categories then the loan would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	June 30, 2018
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$3,432	$3,994	$-	$-	$7,426
Commercial real estate	4,475	4,206	-	-	8,681
One-to-four family - mixed-use property	1,223	3,899	-	-	5,122
One-to-four family - residential	883	7,597	-	-	8,480
Co-operative apartments	-	575	-	-	575
Construction loans	-	730	-	-	730
Small Business Administration	879	45	-	-	924
Taxi medallion	-	6,225	-	-	6,225
Commercial business and other	10,927	16,852	-	-	27,779
Total loans	$21,819	$44,123	$-	$-	$65,942

	December 31, 2017
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$6,389	$4,793	$-	$-	$11,182
Commercial real estate	2,020	8,871	-	-	10,891
One-to-four family - mixed-use property	2,835	3,691	-	-	6,526
One-to-four family - residential	2,076	9,115	-	-	11,191
Small Business Administration	548	108	-	-	656
Taxi medallion	-	6,834	-	-	6,834
Commercial business and other	14,859	545	-	-	15,404
Total loans	$28,727	$33,957	$-	$-	$62,684

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $25.2 million and $300.8 million, respectively, at June 30, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2018 and December 31, 2017, the Bank did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the three months ended June 30, 2018
(Dollars in thousands)	Loans sold	Proceeds	Net gain
Delinquent and non-performing loans
Commercial real estate	2	$2,065	$28

Total	2	$2,065	$28

Performing loans
Small Business Administration	9	$5,671	$393

Total	9	$5,671	$393

	For the three months ended June 30, 2017
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Commercial	1	$335	$(4)	$-

Total	1	$335	$(4)	$-

Performing loans
Multi-family residential	2	$6,080	$-	$(14)
Commercial real estate	5	8,451	-	(21)
Small Business Administration	4	1,519	-	69

Total	11	$16,050	$-	$34

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2018
(Dollars in thousands)	Loans sold	Proceeds	Net gain (loss)
Delinquent and non-performing loans
Multi-family - residential	3	$964	$-
Commercial real estate	3	3,565	(235)

Total	6	$4,529	$(235)

Performing loans
Small Business Administration	9	$5,671	$393

Total	9	$5,671	$393

	For the six months ended June 30, 2017
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
One-to-four family- residential	5	$1,790	$(33)	$-
Commercial real estate	1	335	(4)	-

Total	6	$2,125	$(37)	$-

Performing loans
Multi-family residential	2	$6,080	$-	$(14)
Commercial real estate	5	8,451	-	(21)
Small Business Administration	7	4,919	-	250

Total	14	$19,450	$-	$216

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Other Real Estate Owned

OREO are included in other assets on the Company’s Consolidated Statements of Financial Condition. The following table shows changes in OREO during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)

Balance at beginning of period	$638	$-	$-	$533
Acquisitions	-	-	638	-
Sales	(638)	-	(638)	(533)

Balance at end of period	$-	$-	$-	$-

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Gross gains	$27	$-	$27	$50

During the six months ended June 30, 2018 we foreclosed on one residential real estate property for $0.6 million. During the three months ended June 30, 2018 and the three and six months ended June 30, 2017, we did not foreclose on any consumer mortgages through in-substance repossession. We did not hold any foreclosed residential real estate properties at June 30, 2018 and December 31, 2017. Included within net loans as of June 30, 2018 and December 31, 2017 was a recorded investment of $9.8 million and $10.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

8.	Stock-Based Compensation

For the three months ended June 30, 2018 and 2017, the Company’s net income, as reported, includes $1.2 million and $1.0 million, respectively, of stock-based compensation costs and $0.3 million and $0.4 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. For the six months ended June 30, 2018 and 2017, the Company’s net income, as reported, includes $4.6 million and $4.1 million, respectively, of stock-based compensation costs and $1.0 million and $1.2 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. During the three months ended June 30, 2018, the Company granted 5,600 restricted stock units. The Company did not grant any restricted stock units during the three months ended June 30, 2017. During the six months ended June 30, 2018 and 2017, the Company granted 280,590 and 276,900 restricted stock units, respectively. There were 600 stock options exercised during the three and six months ended June 30, 2018 and 4,400 stock options exercised during the three and six months ended June 30, 2017. The Company has not granted stock options since 2009. At June 30, 2018, the Company had 600 stock options, all 100% vested, outstanding, at an average exercise price of $8.44 per share.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards at or for the six months ended June 30, 2018:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2017	497,322	$22.46
Granted	280,590	28.19
Vested	(239,599)	23.64
Forfeited	(7,110)	25.27
Non-vested at June 30, 2018	531,203	$24.91

Vested but unissued at June 30, 2018	234,799	$25.14

As of June 30, 2018, there was $10.8 million of total unrecognized compensation cost related to RSU awards granted. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of awards vested for the three months ended June 30, 2018 and 2017 was $28,000 and $40,000, respectively. The total fair value of awards vested for the six months ended June 30, 2018 and 2017 was $6.7 and $4.8 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2018:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2017	89,180	$27.50
Granted	8,946	27.75
Forfeited	-	-
Distributions	(32)	27.18
Outstanding at June 30, 2018	98,094	$26.10
Vested at June 30, 2018	97,515	$26.10

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.1 million for the each of the three month periods ended June 30, 2018 and 2017. The total fair value of the distributions from the Phantom Stock Plan was less than $1,000 for each of the three month periods ended June 30, 2018 and 2017.

For the six months ended June 30, 2018 and 2017, the company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.1 million for each of the six month periods ended June 30, 2018 and 2017. The total fair value of the distributions from the Phantom Stock Plan was $1,000 and $6,000 for the six months ended June 30, 2018 and 2017, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017

Employee Pension Plan:
Interest cost	$195	$216	$390	$432
Amortization of unrecognized loss	156	174	311	348
Expected return on plan assets	(363)	(348)	(726)	(696)
Net employee pension ( benefit) expense	$(12)	$42	$(25)	$84

Outside Director Pension Plan:
Service cost	$11	$10	$22	$20
Interest cost	20	23	40	46
Amortization of unrecognized gain	(23)	(23)	(46)	(46)
Amortization of past service liability	3	10	6	20
Net outside director pension expense	$11	$20	$22	$40

Other Postretirement Benefit Plans:
Service cost	$88	$79	$176	$158
Interest cost	77	76	154	152
Amortization of past service credit	(12)	(21)	(25)	(42)
Net other postretirement expense	$153	$134	$305	$268

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2017 that it expects to contribute $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2018. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2018, the Company has contributed $48,000 to the Outside Director Pension Plan and $56,000 in contributions were made to the Other Postretirement Benefit Plans. As of June 30, 2018, the Company has not revised its expected contributions for the year ending December 31, 2018.

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2018, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.0 million and $39.6 million, respectively. At December 31, 2017, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $37.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and six months ended June 30, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(In thousands)	2018	2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Mortgage-backed securities	$1,426	$1,590	$-	$(3)	$(11)	$(10)
Other securities	12,615	12,685	(62)	112	(200)	144
Borrowed funds	39,566	36,986	(867)	(595)	(2,548)	(1,165)
Net loss from fair value adjustments (1)(2)			$(929)	$(486)	$(2,759)	$(1,031)

(1)	The net loss from fair value adjustments presented in the above table does not include net gains (losses) of $0.7 million and ($0.7) million for the three months ended June 30, 2018 and 2017, respectively, from the change in the fair value of interest rate swaps.

(2)	The net loss from fair value adjustments presented in the above table does not include net gains (losses) of $2.4 million and ($0.5) million for the six months ended June 30, 2018 and 2017, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2018 and December 31, 2017. The fair value of borrowed funds includes accrued interest payable of $0.2 million at June 30, 2018 and December 31, 2017.

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

Level 1 – where quoted market prices are available in an active market. At June 30, 2018 and December 31, 2017, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2018 and December 31, 2017, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2018 and December 31, 2017, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and their respective category in the fair value hierarchy, at June 30, 2018 and December 31, 2017:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$513,868	$509,650	$-	$-	$513,868	$509,650
Other securities	11,427	11,575	202,140	216,019	1,188	1,110	214,755	228,704
Interest rate swaps	-	-	27,398	7,388	-	-	27,398	7,388

Total assets	$11,427	$11,575	$743,406	$733,057	$1,188	$1,110	$756,021	$745,742

Liabilities:
Borrowings	$-	$-	$-	$-	$39,566	$36,986	$39,566	$36,986
Interest rate swaps	-	-	1,128	3,758	-	-	1,128	3,758

Total liabilities	$-	$-	$1,128	$3,758	$39,566	$36,986	$40,694	$40,744

The following tables sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	June 30, 2018		June 30, 2017
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$1,162	$38,692	$7,394	$34,536
Net gain from fair value adjustment of financial assets (1)	25	-	48	-
Net loss from fair value adjustment of financial liabilities (1)	-	867	-	594
Increase in accrued interest receivable	1	-	-	-
Increase in accrued interest payable	-	26	-	7
Change in unrealized gains (losses) included in other comprehensive income	-	(19)	2	-
Ending balance	$1,188	$39,566	$7,444	$35,137

Changes in unrealized gains (losses) held at period end	$-	$(19)	$2	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended
	June 30, 2018		June 30, 2017
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$1,110	$36,986	$7,361	$33,959
Net gain from fair value adjustment of financial assets (1)	77	-	81	-
Net loss from fair value adjustment of financial liabilities (1)		2,548	-	1,165
Increase in accrued interest receivable	1	-	-	-
Increase in accrued interest payable	-	51	-	13
Change in unrealized gains (losses) included in other comprehensive income	-	(19)	2	-
Ending balance	$1,188	$39,566	$7,444	$35,137

Changes in unrealized gains (losses)held at period end	$-	$(19)	$2	$-

(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

During the three and six months ended June 30, 2018 and 2017, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,188	Discounted cash flows	Discount rate	n/a	5.5%

Liabilities:

Junior subordinated debentures	$39,566	Discounted cash flows	Discount rate	n/a	5.5%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,110	Discounted cash flows	Discount rate	n/a	5.7%

Liabilities:

Junior subordinated debentures	$36,986	Discounted cash flows	Discount rate	n/a	5.7%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2018 and December 31, 2017, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and their respective category in the fair value hierarchy at June 30, 2018 and December 31, 2017:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$14,102	$16,027	$14,102	$16,027
Other repossesed assets	-	-	-	-	35	-	35	-

Total assets	$-	$-	$-	$-	$14,137	$16,027	$14,137	$16,027

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$1,531	Income approach	Capitalization rate	6.5%	to	7.5%	7.0%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$8,655	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	16.2%	-1.5%
			Reduction for planned expedited disposal	-40.6%	to	15.0%	10.4%

Impaired loans	$3,916	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	25.0%	-0.8%
			Capitalization rate	5.0%	to	9.8%	7.1%
			Reduction for planned expedited disposal		15.0%		15.0%

Other repossesed assets	$35	Sales approach	Reduction for planned expediated disposal		15.0%		15.0%

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.

The methods and assumptions used to estimate fair value at June 30, 2018 and December 31, 2017 are as follows:

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

Junior Subordinated Debentures:

The fair value of the junior subordinated debentures was developed using a credit spread based on the subordinated debt issued by the Company adjusting for differences in the junior subordinated debt’s credit rating, liquidity and time to maturity. The unrealized net gain/loss attributable to changes in our own credit risk was determined by adjusting the fair value as determined in the proceeding sentence by the average rate of default on debt instruments with a similar debt rating as our junior subordinated debentures, with the difference from the original calculation and this calculation resulting in the instrument-specific unrealized gain/loss.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$42,805	$42,805	$42,805	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,963	7,373	-	7,373	-
Other securities	23,130	21,281	-	-	21,281
Securities available for sale
Mortgage-backed securities	513,868	513,868	-	513,868	-
Other securities	214,755	214,755	11,427	202,140	1,188
Loans	5,333,807	5,291,398	-	-	5,291,398
FHLB-NY stock	57,384	57,384	-	57,384	-
Accrued interest receivable	24,184	24,184	38	1,980	22,166
Interest rate swaps	27,398	27,398	-	27,398	-

Liabilities:
Deposits	$4,609,659	$4,601,283	$3,157,643	$1,443,640	$-
Borrowings	1,250,732	1,241,294	-	1,201,728	39,566
Accrued interest payable	4,573	4,573	-	4,573	-
Interest rate swaps	1,128	1,128	-	1,128	-

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

At June 30, 2018 and December 31, 2017, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at June 30, 2018 and December 31, 2017; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $279.8 million and $280.2 million at June 30, 2018 and December 31, 2017, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $441.5 million at June 30, 2018 and December 31, 2017.

At June 30, 2018 and December 31, 2017, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At June 30, 2018 and December 31, 2017, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At June 30, 2018 and December 31, 2017, derivatives with a combined notional amount of $261.4 million and $261.9 million were designated as fair value hedges. At June 30, 2018 and December 31, 2017, derivatives with a combined notional amount of $441.5 million were designated as cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax, with the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three and six months ended June 30, 2018, $0.3 million and $0.4 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	June 30, 2018		December 31, 2017
(In thousands)	Notional Amount	Net Carrying Value (1)	Notional Amount	Net Carrying Value (1)

Interest rate swaps (fair value hedge)	$259,747	$15,677	$199,341	$6,971
Interest rate swaps (fair value hedge)	1,694	(12)	62,564	(921)
Interest rate swaps (cash flow hedge)	441,500	11,721	250,000	417
Interest rate swaps (cash flow hedge)	-	-	191,500	(7)
Interest rate swaps (non-hedge)	36,321	(1,116)	36,321	(2,830)
Total derivatives	$739,262	$26,270	$739,726	$3,630

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017

Financial Derivatives:
Interest rate swaps (non-hedge)	$438	$(493)	$1,714	$(260)
Interest rate swaps (fair value hedge)	224	(180)	678	(246)
Net gain (1)	$662	$(673)	$2,392	$(506)

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

During the three and six months ended June 30, 2018 and 2017, the Company did not record any hedge ineffectiveness.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2018
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$27,398	$-	$27,398	$-	$25,440	$1,958

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$1,128	$-	$1,128	$-	$-	$1,128

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$7,388	$-	$7,388	$-	$3,660	$3,728

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

Income tax provisions are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017
Federal:
Current	$3,755	$6,653	$6,165	$9,605
Deferred	(444)	(1,077)	(247)	720
Total federal tax provision	3,311	5,576	5,918	10,325
State and Local:
Current	1,499	1,618	1,689	1,419
Deferred	(321)	(419)	(168)	285
Total state and local tax provision	1,178	1,199	1,521	1,704

Total income tax provision	$4,489	$6,775	$7,439	$12,029

13.	Accumulated Other Comprehensive Income (Loss):

The following tables sets forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended June 30, 2018
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Fair Value Option Elected on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(13,487)	$5,942	$(4,409)	$779	$(11,175)

Other comprehensive income before reclassifications, net of tax	(3,014)	1,898	-	13	(1,103)

Amounts reclassified from accumulated other comprehensive income, net of tax	-	187	84	-	271

Net current period other comprehensive income (loss), net of tax	(3,014)	2,085	84	13	(832)

Ending balance, net of tax	$(16,501)	$8,027	$(4,325)	$792	$(12,007)

	For the three months ended June 30, 2017
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(2,711)	$-	$(4,423)	$(7,134)
Other comprehensive income before reclassifications, net of tax	601	(124)	-	477

Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	81	81

Net current period other comprehensive income (loss), net of tax	601	(124)	81	558

Ending balance, net of tax	$(2,110)	$(124)	$(4,342)	$(6,576)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2018
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Fair Value Option Elected on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$-	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCL to Retained Earnings	(1,325)	50	(798)	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	779	779

Other comprehensive income before reclassifications, net of tax	(9,654)	7,505	-	13	(2,136)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	241	168	-	409

Net current period other comprehensive income, net of tax	(9,654)	7,746	168	13	(1,727)

Ending balance, net of tax	$(16,501)	$8,027	$(4,325)	$792	$(12,007)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2017
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(3,859)	$-	$(4,503)	$(8,362)
Other comprehensive income before reclassifications, net of tax	1,749	(124)	-	1,625

Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	161	161

Net current period other comprehensive income (loss), net of tax	1,749	(124)	161	1,786

Ending balance, net of tax	$(2,110)	$(124)	$(4,342)	$(6,576)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended June 30, 2018
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Cash flow hedges:
Interest rate swaps	$(273)		Other interest expense
	86		Tax expense
	$(187)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(133	)(1)	Other operating expense
Prior service credits	9	(1)	Other operating expense
	(124)		Total before tax
	40		Tax expense
	$(84)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended June 30, 2017
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(151	)(1)	Other operating expense
Prior service credits	11	(1)	Other operating expense
	(140)		Total before tax
	59		Tax benefit
	$(81)		Net of tax

For the six months ended June 30, 2018
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Cash flow hedges:
Interest rate swaps	$(351)		Interest expense
	110		Tax benefit
	$(241)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(265	)(1)	Other operating expense
Prior service credits	19	(1)	Other operating expense
	(246)		Total before tax
	78		Tax benefit
	$(168)		Net of tax

For the six months ended June 30, 2017
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Amortization of defined benefit pension items:
Actuarial losses	$(302	)(1)	Other operating expense
Prior service credits	22	(1)	Other operating expense
	(280)		Total before tax
	119		Tax benefit
	$(161)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of June 30, 2018, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2018 is 1.875% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at June 30, 2018 was 5.79%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2018		December 31, 2017
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$644,880	9.90%	$631,285	10.11%
Requirement to be well capitalized	325,697	5.00	312,343	5.00
Excess	319,183	4.90	318,942	5.11

Common Equity Tier I risk-based capital:
Capital level	$644,880	13.37%	$631,285	13.87%
Requirement to be well capitalized	313,524	6.50	295,937	6.50
Excess	331,356	6.87	335,348	7.37

Tier 1 risk-based capital:
Capital level	$644,880	13.37%	$631,285	13.87%
Requirement to be well capitalized	385,876	8.00	364,230	8.00
Excess	259,004	5.37	267,055	5.87

Total risk-based capital:
Capital level	$665,100	13.79%	$651,636	14.31%
Requirement to be well capitalized	482,345	10.00	455,288	10.00
Excess	182,755	3.79	196,348	4.31

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2018, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at June 30, 2018 was 5.84%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2018		December 31, 2017
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$572,189	8.79%	$563,426	9.02%
Requirement to be well capitalized	325,615	5.00	312,278	5.00
Excess	246,574	3.79	251,148	4.02

Common Equity Tier I risk-based capital:
Capital level	$534,036	11.07%	$527,727	11.59%
Requirement to be well capitalized	313,460	6.50	295,865	6.50
Excess	220,576	4.57	231,862	5.09

Tier 1 risk-based capital:
Capital level	$572,189	11.87%	$563,426	12.38%
Requirement to be well capitalized	385,797	8.00	364,141	8.00
Excess	186,392	3.87	199,285	4.38

Total risk-based capital:
Capital level	$667,409	13.84%	$658,777	14.47%
Requirement to be well capitalized	482,246	10.00	455,177	10.00
Excess	185,163	3.84	203,600	4.47

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

In January 2016, FASB issued ASU No. 2016-01 “Financial Instruments” which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU became effective for us on January 1, 2018. The adoption of the guidance resulted in a cumulative-effect adjustment totaling $0.8 million and did not have a significant impact on our results of operations, financial condition and cash flows.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Topic 606 does not apply to the majority of our revenue streams which are primarily comprised of interest and dividend income and associated fees within those revenue streams. The revenue streams derived by the Company that are within the scope of Topic 606 are primarily certain banking service fees, including wire transfer fees, ATM fees, account maintenance fees, overdraft fees and other deposit fees. We generally satisfy our performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Being that performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. Additionally, the Company will receive revenue from the sale of investment products through a third party as part of a revenue sharing agreement. This revenue is included in “Other Income” in the Consolidated Statements of Income. These fees are remitted to the Company monthly as our performance obligation is satisfied. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is present in the Consolidated Statements of Income was not necessary.

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

One of the Company’s strategic objectives is the emphasis of rate over volume regarding loan originations. To that end, we decided to allow over $70 million of loan participations with another financial institution to prepay as the rates being offered through the refinancing process did not meet our lending criteria. Consequently, during the three months ended June 30, 2018, our loan growth was 0.4% compared to loan growth of 2.6% for the three months ended March 31, 2018. We believe emphasizing rate over volume is a long-term winning strategy and we are beginning to see tangible results as the yield in the loan portfolio has risen 10 basis points to 4.31% for the three months ended June 30, 2018 from 4.21% for the three months ended March 31, 2018.

However during the three months ended June 30, 2018, deposit pressures outstripped the gains on the loan side as net interest margin pressure continued. The cost of funds increased 14 basis points to 1.41% for the three months ended June 30, 2018, from 1.27% for the three months ended March 31, 2018. However the combination of improved loan yields and mitigation strategies that we put in place on the liability side of the balance sheet have decelerated the pace of net interest margin compression from 11 basis points experienced in the first quarter of 2018 compared to the fourth quarter of 2017, to three basis points experienced in the three months ended June 30, 2018, compared to the three months ended March 31, 2018.

As we’ve continued to improve loan yields we have retained our focus on credit quality. Non-performing assets decreased by 18.3% since December 31, 2017. At June 30, 2018, the allowance for loan losses to gross loans was 0.38% while the allowance for loan losses to non-performing was 136.7%. The loan-to-value ratio on our non-performing real estate loans at June 30, 2018 remains conservative at 35.1%. The net charge offs of $322,000 for the quarter reflect the change in the fair value of Chicago taxi medallions from $60,000 to $25,000 per medallion, based upon recent sales transactions. Currently, the Chicago taxi medallion portfolio totals $0.2 million. Our exposure to taxi medallion loans in Chicago and NYC totals $6.2 million, which is 0.12% of total loans.

The Bank and Company are subject to the same regulatory capital requirements. See Note 14 of the Notes to the Consolidated Financial Statements “Regulatory Capital.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

JUNE 30, 2018 AND 2017

General. Net income for the three months ended June 30, 2018 was $13.9 million, an increase of $1.2 million, or 9.4%, compared to $12.7 million for the three months ended June 30, 2017. Diluted earnings per common share were $0.48 for the three months ended June 30, 2018, an increase of $0.04, or 9.1%, from $0.44 for the three months ended June 30, 2017.

Return on average equity increased to 10.5% for the three months ended June 30, 2018 from 9.6% for the three months ended June 30, 2017. Return on average assets increased to 0.9% for the three months ended June 30, 2018 from 0.8% for the three months ended June 30, 2017.

Interest Income. Total interest and dividend income increased $5.0 million, or 8.5%, to $63.3 million for the three months ended June 30, 2018 from $58.3 million for the three months ended June 30, 2017. The increase in interest income was primarily attributable to an increase of 16 basis points in the yield of interest-earning assets to 4.10% for the three months ended June 30, 2018 from 3.94% in the comparable prior year period, combined with an increase of $262.2 million in the average balance of interest-earning assets to $6,181.2 million for the three months ended June 30, 2018 from $5,919.0 million for the comparable prior year period. The increase in the yield on interest-earning assets of 16 basis points was primarily due to an increase of 15 basis points in the yield of total loans, net to 4.31% for the three months ended June 30, 2018 from 4.16% for the comparable prior year period. Additionally, interest income increased due to an increase of $353.3 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have increased 14 basis points to 4.19% for the three months ended June 30, 2018 from 4.05% for the three months ended June 30, 2017.

Interest Expense. Interest expense increased $6.0 million, or 40.5%, to $20.7 million for the three months ended June 30, 2018 from $14.7 million for the three months ended June 30, 2017. The increase in interest expense was primarily due to an increase of 39 basis points in the average cost of interest-bearing liabilities to 1.50% for the three months ended June 30, 2018 from 1.11% for the three months ended June 30, 2017, combined with an increase of $227.9 million in the average balance of interest-bearing liabilities to $5,515.6 million for the three months ended June 30, 2018, from $5,287.7 million for the comparable prior year period. The 39 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from recent increases in the Fed Funds rate.

Net Interest Income. For the three months ended June 30, 2018, net interest income was $42.6 million, a decrease of $1.0 million, or 2.2%, from $43.6 million for the three months ended June 30, 2017. The decrease in net interest income was primarily due to the 39 basis point increase in the cost of interest-bearing liabilities to 1.50% for the three months ended June 30, 2018 from 1.11% for the comparable prior year period, partially offset by an increase of 16 basis points in the yield of interest-earning assets to 4.10% for the three months ended June 30, 2018 as compared to 3.94% for the three months ended June 30, 2017. The effects of the above on both the net interest spread and net interest margin were decreases of 23 basis points to 2.60% and 19 basis points to 2.76%, respectively, for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017. Included in net interest income was prepayment penalty income from loans for the three months ended June 30, 2018 and 2017 totaling $1.6 million and $1.0 million, respectively, recovered interest from non-accrual loans totaling $0.2 million and $0.3 million, respectively, and accelerated accretion of discount upon the call of CLO securities totaling none and $0.4 million, respectively. Without the prepayment penalty income, recovered interest and accelerated discount upon call, the net interest margin for the three months ended June 30, 2018 would have been 2.64%, a decrease of 19 basis points, as compared to 2.83% for the three months ended June 30, 2017.

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended June 30, 2018 and 2017. No provision was recorded due to the Company’s analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the three months ended June 30, 2018, the Bank recorded net charge-offs totaling $0.3 million, while non-accrual loans decreased $1.7 million to $14.1 million at June 30, 2018 from $15.7 million at December 31, 2017. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 35.1% at June 30, 2018. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Income. Non-interest income for the three months ended June 30, 2018 was $3.2 million, an increase of $1.2 million, or 62.6%, from $1.9 million for the three months ended June 30, 2017. The increase in non-interest income was primarily due to a decline of $0.9 million in net losses from fair value adjustments to $0.3 million for the three months ended June 30, 2018 from $1.2 million for the comparable prior year period and an increase in net gains from the sale of loans of $0.4 million to $0.4 million for the three months ended June 30, 2018 from $34,000 for the comparable prior year period.

Non-Interest Expense. Non-interest expense was $27.4 million for the three months ended June 30, 2018, an increase of $1.3 million, or 5.1%, from $26.1 million for the three months ended June 30, 2017. The increase in non-interest expense was primarily due increased legal consulting and depreciation expense due to the growth of the Bank.

Income before Income Taxes. Income before the provision for income taxes decreased $1.1 million, or 5.6%, to $18.4 million for the three months ended June 30, 2018 from $19.5 million for the three months ended June 30, 2017, for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $4.5 million for the three months ended June 30, 2018, a decrease of $2.3 million, or 33.7%, from $6.8 million for the three months ended June 30, 2017. The effective tax rate decreased to 24.4% for the three months ended June 30, 2018 from 34.7% in the comparable prior year period primarily due to the impact of the top federal tax rate declining to 21% in 2018 from 35% in 2017, as a result of the Tax Cuts and Jobs Act (the “TCJA”).

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED

JUNE 30, 2017 AND 2016

General. Net income for the six months ended June 30, 2018 was $25.3 million, an increase of $0.4 million, or 1.4%, compared to $25.0 million for the six months ended June 30, 2017. Diluted earnings per common share were $0.88 for the six months ended June 30, 2018, an increase of $0.02, or 2.3%, from $0.86 for the six months ended June 30, 2017.

Return on average equity was 9.5% for the six months ended June 30, 2018 and 2017. Return on average assets was 0.8% for the six months ended June 30, 2018 and 2017.

Interest Income. Total interest and dividend income increased $8.5 million, or 7.4%, to $124.1 million for the six months ended June 30, 2018 from $115.6 million for the six months ended June 30, 2017. The increase in interest income was primarily attributable to an increase of $243.7 million in the average balance of interest-earning assets to $6,140.2 million for the six months ended June 30, 2018 from $5,896.5 million for the comparable prior year period, combined with an increase of 12 basis points in the yield of interest-earning assets to 4.04% for the six months ended June 30, 2018. The increase in the yield on interest-earning assets was primarily due to a nine basis point increase in the yield of total loans, net to 4.26% for the six months ended June 30, 2018 from 4.17% for the six months ended June 30, 2017. The yield on interest-earning assets was also positively impacted by an increase of $358.3 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets, combined with a decrease of $126.2 million in the average balance of total securities, which have a lower yield than the yield of total interest-earning assets. In addition, the yield of interest-earning assets improved due to increases of three basis points in the yield of total securities to 2.85% for the six months ended June 30, 2018 from 2.82% for the comparable prior year period and 70 basis points in the yield of interest-earning deposits and federal funds sold to 1.45% for the six months ended June 30, 2018 from 0.75% for the comparable prior year period. The nine basis point increase in the yield on the total loans, net was primarily due to new loans being originated at a higher rate than the average yield of the existing loan portfolio and adjustable rate loans repricing higher. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have increased nine basis points to 4.15% for the six months ended June 30, 2018 from 4.06% for the six months ended June 30, 2017.

Interest Expense. Interest expense increased $10.3 million, or 35.9%, to $38.8 million for the six months ended June 30, 2018 from $28.6 million for the six months ended June 30, 2017. The increase in interest expense was primarily due to an increase of 34 basis points in the average cost of interest-bearing liabilities to 1.42% for the six months ended June 30, 2018 from 1.08% for the six months ended June 30, 2017, combined with an increase of $208.0 million in the average balance of interest-bearing liabilities to $5,479.3 million for the six months ended June 30, 2018 from $5,271.3 million for the comparable prior year period. The 34 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from recent increases in the Fed Funds rate.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. For the six months ended June 30, 2018, net interest income was $85.2 million, a decrease of $1.8 million, or 2.0%, from $87.0 million for the six months ended June 30, 2017. The decrease in net interest income was primarily due to the 34 basis point increase in the cost of interest-bearing liabilities to 1.42% for the six months ended June 30, 2018 from 1.08% for the comparable prior year period, partially offset by an increase of 12 basis points in the yield of interest-earning assets to 4.04% for the six months ended June 30, 2018 as compared to 3.92% for the six months ended June 30, 2017. The effects of the above on both the net interest spread and net interest margin were decreases of 22 basis points to 2.62% and 17 basis points to 2.78%, respectively, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Included in net interest income was prepayment penalty income from loans and securities for the six months ended June 30, 2018 and 2017 totaling $2.5 million and $2.1 million, respectively, recovered interest from non-accrual loans totaling $0.4 million and $0.8 million, respectively, and accelerated accretion of discount upon the call of CLO securities totaling none and $0.4 million respectively. Without the prepayment penalty income, recovered interest and accelerated discount upon call, the net interest margin for the six months ended June 30, 2018 would have been 2.67%, a decrease of 17 basis points, as compared to 2.84% for the six months ended June 30, 2017.

Provision for Loan Losses. During the six month ended June 30, 2018, a provision of $0.2 million was recorded compared to no provision for loan losses recorded during the comparable prior year period. The $0.2 million provision was recorded during the six months ended June 30, 2018 due to the quarterly analysis of the adequacy of the allowance for loan losses indicating that the provision was necessary to maintain the reserve at an appropriate level. During the six months ended June 30, 2018, the Bank recorded net charge-offs totaling $0.3 million, while non-accrual loans decreased $1.7 million to $14.1 million at June 30, 2018 from $15.7 million at December 31, 2017. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 35.1% at June 30, 2018. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the six months ended June 30, 2018 was $6.4 million, an increase of $0.7 million, or 13.0%, from $5.6 million for the six months ended June 30, 2017. The increase in non-interest income was primarily due to a decline of $1.2 million in net losses from fair value adjustments to $0.4 million for the three months ended June 30, 2018 from $1.5 million for the comparable prior year period, partially offset by a decrease of $0.4 million in gains from life insurance claims to $0.8 million for the six months ended June 30, 2018 from $1.2 million for the comparable prior year period.

Non-Interest Expense. Non-interest expense was $58.7 million for the six months ended June 30, 2018, an increase of $3.1 million, or 5.5%, from $55.6 million for the six months ended June 30, 2017. The increase in non-interest expense was primarily due to increases in salaries and benefits, legal, consulting, depreciation, data processing and FDIC insurance premiums all due to the growth of the Bank.

Income before Income Taxes. Income before the provision for income taxes decreased $4.2 million, or 11.5%, to $32.8 million for the six months ended June 30, 2018 from $37.0 million for the six months ended June 30, 2017 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2018 was $7.4 million, a decrease of $4.6 million, or 38.2%, from $12.0 million for the comparable prior year period. The decrease was primarily due to a decrease in the effective tax rate to 22.7% for the six months ended June 30, 2018 from 32.5% in the comparable prior year period and the $4.2 million decrease in income before income taxes. The decrease in the effective tax rate reflects the impact of the TCJA on the tax provision for the six months ended June 30, 2018.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2018 were $6,467.6 million, an increase of $168.3 million, or 2.7%, from $6,299.3 million at December 31, 2017. Total loans, net increased $156.9 million, or 3.0%, during the six months ended June 30, 2018 to $5,313.6 million from $5,156.6 million at December 31, 2017. Loan originations and purchases were $597.2 million for the six months ended June 30, 2018, an increase of $69.5 million, or 13.2%, from $527.7 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline totaled $322.9 million at June 30, 2018 compared to $359.8 million at December 31, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2018	2017	2018	2017
Multi-family residential (1)	$70,972	$63,469	$152,153	$190,177
Commercial real estate (2)	64,890	123,559	136,444	159,291
One-to-four family – mixed-use property (3)	12,294	13,656	28,362	32,198
One-to-four family – residential (4)	6,974	4,860	23,942	10,780
Co-operative apartments	1,500	-	1,500	-
Construction	9,940	4,429	24,619	6,973
Small Business Administration	228	1,870	2,195	2,511
Commercial business and other (5)	88,612	49,312	228,019	125,796
Total	$255,410	$261,155	$597,234	$527,726

(1)	Includes purchases of $0.8 million and $15.8 million for the three months ended June 30, 2018 and 2017, respectively. Includes purchases of $14.1 million and $22.5 million for the six months ended June 30, 2018 and 2017, respectively.
(2)	Includes purchases of $5.8 million for the three and six-month periods ended June 30, 2018 and $25.9 million for the three and six-month periods ended June 30, 2017, respectively.
(3)	Includes purchases of $0.7 million for the three and six-month periods ended June 30, 2018, respectively.
(4)	Includes purchases of $0.9 million for six months ended June 30, 2018.
(5)	Includes purchases of $34.0 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. Includes purchases of $88.7 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended June 30, 2018 had an average loan-to-value ratio of 46.3% and an average debt coverage ratio of 186%.

The Bank’s non-performing assets totaled $14.8 million at June 30, 2018, a decrease of $3.3 million, or 18.3%, from $18.1 million at December 31, 2017. Total non-performing assets as a percentage of total assets were 0.23% at June 30, 2018 compared to 0.29% at December 31, 2017. The ratio of allowance for loan losses to total non-performing loans was 136.72% at June 30, 2018 and 112.23% at December 31, 2017.

During the six months ended June 30, 2018, mortgage-backed securities including held-to-maturity increased $4.2 million, or 0.8%, to $521.8 million from $517.6 million at December 31, 2017. The increase in mortgage-backed securities during the six months ended June 30, 2018 was primarily due to purchases of $57.1 million at an average yield of 3.39%, partially offset by principal repayments of $40.8 million and a decline in the fair value of $11.3 million.

During the six months ended June 30, 2018, other securities, including held-to-maturity, decreased $13.7 million, or 5.5%, to $237.9 million from $251.6 million at December 31, 2017. The decrease in other securities during the six months ended June 30, 2018 was primarily due to the call of one CLO security at par for $10.0 million and a decline in fair value of $3.0 million. At June 30, 2018, other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds and corporate bonds.

Liabilities. Total liabilities were $5,929.6 million at June 30, 2018, an increase of $162.9 million, or 2.8%, from $5,766.7 million at December 31, 2017. During the six months ended June 30, 2018, due to depositors increased $218.2 million, or 5.0%, to $4,558.9 million, due to increases of $118.1 million in non-maturity deposits and $100.1 million in certificates of deposit. The increase in non-maturity deposits was due to increases of $89.9 million, $89.5 million and $3.2 million in money market, NOW and demand accounts, respectively, partially offset by a decrease of $64.5 million savings accounts. Borrowed funds decreased $58.9 million during the six months ended June 30, 2018. The decrease in borrowed funds was primarily due to a decrease in FHLB short-term borrowings as funding needs were provided by increased deposits.

Equity. Total stockholders’ equity increased $5.4 million, or 1.0%, to $538.0 million at June 30, 2018 from $532.6 million at December 31, 2017. Stockholders’ equity increased primarily due to net income of $25.3 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $5.2 million. These increases were partially offset by the purchase of 445,444 treasury shares, at an average cost of $26.58 per share, totaling $11.8 million, the declaration and payment of dividends on the Company’s common stock of $0.40 per common share totaling $11.5 million and a decrease of $3.0 million in other comprehensive loss. Book value per common share was $19.00 at June 30, 2018 compared to $18.63 at December 31, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cash flow. During the six months ended June 30, 2018, funds provided by the Company's operating activities amounted to $36.7 million. These funds, combined with $139.1 million provided from financing activities and $51.5 million available from the beginning of the period, were utilized to fund net investing activities of $184.6 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the six months ended June 30, 2018, the net total of loan originations and purchases less loan repayments and sales was $181.4 million. During the six months ended June 30, 2018, the Company also funded $57.3 million in purchases of securities available for sale and $0.4 million of securities held-to-maturity. During the six months ended June 30, 2018, funds were provided by net increases in total deposits of $226.1 million and short-term borrowed funds of $73.5 million, as well as proceeds from new long-term borrowing of $25.0 million. In addition to funding loan growth, these funds were used to repay $160.1 million in long-term borrowings. The Company also used funds of $13.9 million and $11.6 million for purchases of treasury stock and dividend payments, respectively, during the six months ended June 30, 2018.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2018. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2018, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2018:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	4.90%	9.97%	13.41%
-100 Basis points	3.17	3.81	13.06
Base interest rate	0.00	0.00	12.92
+100 Basis points	-4.04	-4.87	12.63
+200 Basis points	-7.93	-9.44	12.34

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2018				2017
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,509,778	47,673	4.23%		$4,297,697	$44,879	4.18%
Other loans, net	806,255	9,649	4.79		665,037	6,752	4.06
Total loans, net (1)	5,316,033	57,322	4.31		4,962,734	51,631	4.16
Taxable securities:
Mortgage-backed securities	533,088	3,754	2.82		532,938	3,418	2.57
Other securities	122,601	1,023	3.34		217,599	2,171	3.99
Total taxable securities	655,689	4,777	2.91		750,537	5,589	2.98
Tax-exempt securities: (2)
Other securities	124,058	856	2.76		145,812	966	2.65
Total tax-exempt securities	124,058	856	2.76		145,812	966	2.65
Interest-earning deposits and
federal funds sold	85,406	338	1.58		59,898	129	0.86
Total interest-earning assets	6,181,186	63,293	4.10		5,918,981	58,315	3.94
Other assets	303,696				299,091
Total assets	$6,484,882				$6,218,072

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$235,564	285	0.48		$279,723	399	0.57
NOW accounts	1,444,889	3,364	0.93		1,517,726	2,331	0.61
Money market accounts	1,110,690	3,983	1.43		858,066	1,651	0.77
Certificate of deposit accounts	1,519,348	7,118	1.87		1,410,295	5,099	1.45
Total due to depositors	4,310,491	14,750	1.37		4,065,810	9,480	0.93
Mortgagors' escrow accounts	77,343	38	0.20		73,838	30	0.16
Total deposits	4,387,834	14,788	1.35		4,139,648	9,510	0.92
Borrowed funds	1,127,746	5,865	2.08		1,148,072	5,188	1.81
Total interest-bearing liabilities	5,515,580	20,653	1.50		5,287,720	14,698	1.11
Non interest-bearing deposits	370,790				336,036
Other liabilities	66,485				64,865
Total liabilities	5,952,855				5,688,621
Equity	532,027				529,451
Total liabilities and equity	$6,484,882				$6,218,072

Net interest income /
net interest rate spread		$42,640	2.60%			$43,617	2.83%

Net interest-earning assets /
net interest margin	$665,606		2.76%		$631,261		2.95%

Ratio of interest-earning assets to
interest-bearing liabilities			1.12	X			1.12	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.3 million for the three months ended June 30, 2018 and 2017.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	For the six months ended June 30,
	2018				2017
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,476,509	93,785	4.19%		$4,255,822	$89,308	4.20%
Other loans, net	797,430	18,554	4.65		659,830	13,208	4.00
Total loans, net (1)	5,273,939	112,339	4.26		4,915,652	102,516	4.17
Taxable securities:
Mortgage-backed securities	528,922	7,261	2.75		531,448	6,784	2.55
Other securities	126,816	2,144	3.38		228,412	4,053	3.55
Total taxable securities	655,738	9,405	2.87		759,860	10,837	2.85
Tax-exempt securities: (2)
Other securities	124,091	1,710	2.76		146,155	1,934	2.65
Total tax-exempt securities	124,091	1,710	2.76		146,155	1,934	2.65
Interest-earning deposits and
federal funds sold	86,405	625	1.45		74,847	282	0.75
Total interest-earning assets	6,140,173	124,079	4.04		5,896,514	115,569	3.92
Other assets	304,191				297,082
Total assets	$6,444,364				$6,193,596

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$250,646	674	0.54		$267,059	706	0.53
NOW accounts	1,492,413	6,512	0.87		1,542,857	4,538	0.59
Money market accounts	1,068,443	7,058	1.32		859,415	3,150	0.73
Certificate of deposit accounts	1,432,342	12,581	1.76		1,407,528	10,039	1.43
Total due to depositors	4,243,844	26,825	1.26		4,076,859	18,433	0.90
Mortgagors' escrow accounts	68,202	73	0.21		64,280	57	0.18
Total deposits	4,312,046	26,898	1.25		4,141,139	18,490	0.89
Borrowed funds	1,167,222	11,932	2.04		1,130,132	10,073	1.78
Total interest-bearing liabilities	5,479,268	38,830	1.42		5,271,271	28,563	1.08
Non interest-bearing deposits	367,903				333,142
Other liabilities	66,531				65,525
Total liabilities	5,913,702				5,669,938
Equity	530,662				523,658
Total liabilities and equity	$6,444,364				$6,193,596

Net interest income /
net interest rate spread		$85,249	2.62%			$87,006	2.84%

Net interest-earning assets /
net interest margin	$660,905		2.78%		$625,243		2.95%

Ratio of interest-earning assets to
interest-bearing liabilities			1.12	X			1.12	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.4 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

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

	For the six months ended June 30,
(In thousands)	2018	2017

Mortgage Loans

At beginning of period	$4,401,950	$4,187,818

Mortgage loans originated:
Multi-family residential	138,064	167,647
Commercial real estate	130,644	133,364
One-to-four family – mixed-use property	27,677	32,198
One-to-four family – residential	23,067	10,780
Co-operative apartments	1,500	-
Construction	24,619	6,973
Total mortgage loans originated	345,571	350,962

Mortgage loans purchased:
Multi-family residential	14,089	22,530
Commercial real estate	5,800	25,927
One-to-four family – mixed-use property	685	-
One-to-four family – residential	875	-
Total mortgage loans purchased	21,449	48,457

Less:
Principal and other reductions	249,996	184,858
Loans transferred to held for sale	-	30,565
Loans transferred to OREO	638	-
Sales	4,710	16,508

At end of period	$4,513,626	$4,355,306

Non-Mortgage Loans

At beginning of period	$758,286	$631,316

Other loans originated:
Small Business Administration	2,195	2,511
Commercial business	138,229	114,628
Other	1,099	1,194
Total other loans originated	141,523	118,333

Other loans purchased:
Commercial business	88,691	9,974
Total other loans purchased	88,691	9,974

Less:
Principal and other reductions	178,640	81,764
Sales	5,266	4,703
Other	60	-
At end of period	$804,534	$673,156

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2018	2018	2017
Accrual Status:
Multi-family residential	$2,488	$2,503	$2,518
Commercial real estate	-	-	1,986
One-to-four family - mixed-use property	1,726	1,740	1,753
One-to-four family - residential	562	567	572
Commercial business and other	351	407	462
Total	5,127	5,217	7,291

Non-Accrual Status:
Taxi medallion	5,482	5,712	5,916
Total	5,482	5,712	5,916

Total performing troubled debt restructured	$10,609	$10,929	$13,207

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2018	2018	2017
Loans 90 days or more past due
and still accruing:
Commercial real estate	$-	$1,668	$2,424
Construction	730	-	-
Total	730	1,668	2,424

Non-accrual loans:
Multi-family residential	2,165	2,193	3,598
Commercial real estate	1,448	1,894	1,473
One-to-four family - mixed-use property	2,157	2,396	1,867
One-to-four family - residential	6,969	7,542	7,808
Co-operative apartments	575	-	-
Small business administration	-	41	46
Taxi medallion	743	906	918
Commercial business and other	2	-	-
Total	14,059	14,972	15,710

Total non-performing loans	14,789	16,640	18,134

Other non-performing assets:
Real estate acquired through foreclosure	-	638	-
Other assets acquired through foreclosure	35	106	-
Total	35	744	-

Total non-performing assets	$14,824	$17,384	$18,134

Non-performing assets to total assets	0.23%	0.27%	0.29%
Allowance for loan losses to non-performing loans	136.72%	123.45%	112.23%

Included in loans over 90 days past due and still accruing were one loan for $0.7 million, two loans totaling $1.7 million and three loans totaling $2.4 million at June 30, 2018, March 31, 2018 and December 31, 2017, respectively, which are past their respective maturity dates and are still remitting payments. The Bank actively works with borrowers to extend the loans maturity or have the loan repaid when loans go past their contractual maturity date.

Included in non-performing loans was one multi-family loan totaling $0.4 million at June 30, 2018, March 31, 2018 and December 31, 2017 which was restructured as TDR and not performing in accordance with its restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at June 30, 2018 and December 31, 2017. The Company had classified other assets acquired through foreclosure totaling $35,000 at June 30, 2018 and none at December 31, 2017. The Company did not hold any criticized or classified investment securities at June 30, 2018 and December 31, 2017. Our total Criticized and Classified assets were $65.9 million at June 30, 2018, an increase of $3.3 million from $62.7 million at December 31, 2017.

On a quarterly basis, all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using the income approach. All taxi medallion loans are classified impaired. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. At June 30, 2018, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 46.5%.

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

During the three months ended June 30, 2018, the portion of the ALL related to the loss history declined, while the qualitative factors increased slightly, primarily due to growth in the loan portfolio. Charge-offs recorded in the past twelve quarters were minimal, with the exception of taxi medallion charge-offs recorded in the fourth quarter of 2017, as credit conditions remained stable. The percentage of loans originated prior to 2009, compared to the total loan portfolio, decreased as scheduled amortization and repayments occurred. As disclosed in Note 5 of the Notes to the Consolidated Financial Statements “Loans”, the loans originated prior to 2009 have a higher delinquency and loss rate. The impact from the above resulted in the ALL totaling $20.2 million, a decrease of $0.1 million, or 0.6%, from December 31, 2017. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings to increase the ALL was not warranted. The ALL at June 30, 2018 and December 31, 2017, represented 0.38% and 0.39% of gross loans outstanding, respectively. The ALL represented 136.7% of non-performing loans at June 30, 2018 compared to 112.2% at December 31, 2017.

Management recommends to the Board of Directors the amount of the ALL quarterly. The Board of Directors approves the ALL.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	At or for the six months ended June 30,
(Dollars in thousands)	2018	2017

Balance at beginning of period	$20,351	$22,229

Provision for loan losses	153	-

Loans charged-off:
Multi-family residential	(81)	(162)
Commercial real estate	-	(4)
One-to-four family – mixed-use property	-	(35)
One-to-four family – residential	(1)	(170)
Small Business Administration	(52)	(89)
Taxi medallion	(353)	(54)
Commercial business and other	(14)	(15)
Total loans charged-off	(501)	(529)

Recoveries:
Multi-family residential	2	231
Commercial real estate	-	68
One-to-four family – mixed-use property	79	68
One-to-four family – residential	112	-
Small Business Administration	15	49
Commercial business and other	9	41
Total recoveries	217	457

Net charge-offs	(284)	(72)

Balance at end of period	$20,220	$22,157

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.01%	-%
Ratio of allowance for loan losses to gross loans at end of period	0.38%	0.44%
Ratio of allowance for loan losses to non-performing
assets at end of period	136.40%	143.33%
Ratio of allowance for loan losses to non-performing
loans at end of period	136.72%	143.33%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2018:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2018	24,422	$26.28	24,422	1,011,995
May 1 to May 31, 2018	193,348	25.97	193,348	818,647
June 1 to June 30, 2018	9,811	26.75	9,811	808,836
Total	227,581	26.04	227,581

During the quarter ended June 30, 2018, the Company repurchased 227,581 shares of the Company’s common stock at an average cost of $26.04 per share. On June 30, 2018, 808,836 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated: August 7, 2018	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 7, 2018	By: /s/Susan K. Cullen
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