Form 10-Q
period 2018-09-30
FLUSHING FINANCIAL CORP
filed 2018-11-08
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). X Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2018 was 28,001,422.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

	September 30, 2018	December 31, 2017
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$45,094	$51,546
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $4,701 at September 30, 2018 and none pledged at December 31, 2017; fair value of $7,221 and $7,810 at September 30, 2018 and December 31, 2017, respectively)	7,958	7,973
Other securities (none pledged; fair value of $20,996 and $21,889 at September 30, 2018 and December 31, 2017, respectively)	23,207	22,913
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $106,607 and $148,505 at September 30, 2018 and December 31, 2017, respectively; $1,330 and $1,590 at fair value pursuant to the fair value option at September 30, 2018 and December 31, 2017, respectively)	528,119	509,650
Other securities (including assets pledged of $24,575 and $44,052 at September 30, 2018 and December 31, 2017, respectively; $12,610 and $12,685 at fair value pursuant to the fair value option at September 30, 2018 and December 31, 2017, respectively)	232,913	228,704
Loans:
Multi-family residential	2,235,370	2,273,595
Commercial real estate	1,460,555	1,368,112
One-to-four family ― mixed-use property	565,302	564,206
One-to-four family ― residential	188,975	180,663
Co-operative apartments	7,771	6,895
Construction	40,239	8,479
Small Business Administration	14,322	18,479
Taxi medallion	6,078	6,834
Commercial business and other	846,224	732,973
Net unamortized premiums and unearned loan fees	15,226	16,763
Allowance for loan losses	(20,309)	(20,351)
Net loans	5,359,753	5,156,648
Interest and dividends receivable	24,673	21,405
Bank premises and equipment, net	29,929	30,836
Federal Home Loan Bank of New York stock, at cost	54,942	60,089
Bank owned life insurance	131,009	131,856
Goodwill	16,127	16,127
Other assets	85,819	61,527
Total assets	$6,539,543	$6,299,274

Liabilities
Due to depositors:
Non-interest bearing	$398,606	$385,269
Interest-bearing	4,259,042	3,955,403
Mortgagors' escrow deposits	58,667	42,606
Borrowed funds:
Federal Home Loan Bank advances	1,083,031	1,198,968
Subordinated debentures	73,919	73,699
Junior subordinated debentures, at fair value	40,151	36,986
Total borrowed funds	1,197,101	1,309,653
Other liabilities	84,371	73,735
Total liabilities	5,997,787	5,766,666

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2018 and December 31, 2017; 28,025,081 shares and 28,588,266 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	315	315
Additional paid-in capital	221,622	217,906
Treasury stock, at average cost (3,505,514 shares and 2,942,329 shares at September 30, 2018 and December 31, 2017, respectively)	(74,222)	(57,675)
Retained earnings	407,590	381,048
Accumulated other comprehensive loss, net of taxes	(13,549)	(8,986)
Total stockholders' equity	541,756	532,608

Total liabilities and stockholders' equity	$6,539,543	$6,299,274

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Interest and dividend income
Interest and fees on loans	$59,658	$53,318	$171,997	$155,834
Interest and dividends on securities:
Interest	5,562	5,850	16,646	18,377
Dividends	18	30	49	274
Other interest income	248	121	873	403
Total interest and dividend income	65,486	59,319	189,565	174,888

Interest expense
Deposits	17,425	10,655	44,323	29,145
Other interest expense	6,540	5,623	18,472	15,696
Total interest expense	23,965	16,278	62,795	44,841

Net interest income	41,521	43,041	126,770	130,047
Provision for loan losses	-	3,266	153	3,266
Net interest income after provision for loan losses	41,521	39,775	126,617	126,781

Non-interest income
Banking services fee income	1,017	885	2,965	2,773
Net loss on sale of securities	-	(186)	-	(186)
Net gain on sale of loans	10	152	168	396
Net loss from fair value adjustments	(170)	(1,297)	(537)	(2,834)
Federal Home Loan Bank of New York stock dividends	873	740	2,630	2,206
Gain from life insurance proceeds	2,222	238	2,998	1,405
Bank owned life insurance	782	816	2,320	2,418
Other income	221	313	779	1,120
Total non-interest income	4,955	1,661	11,323	7,298

Non-interest expense
Salaries and employee benefits	15,720	15,310	49,466	47,838
Occupancy and equipment	2,475	2,502	7,528	7,652
Professional services	1,915	1,763	6,539	5,678
FDIC deposit insurance	596	499	1,643	1,328
Data processing	1,427	1,349	4,254	3,873
Depreciation and amortization	1,484	1,173	4,328	3,493
Other real estate owned/foreclosure expense (income)	(102)	121	34	376
Net gain from sales of real estate owned	-	-	(27)	(50)
Other operating expenses	3,718	3,249	12,158	11,407
Total non-interest expense	27,233	25,966	85,923	81,595

Income before income taxes	19,243	15,470	52,017	52,484

Provision (benefit) for income taxes
Federal	2,307	4,680	8,225	15,005
State and local	(397)	611	1,124	2,315
Total taxes	1,910	5,291	9,349	17,320

Net income	$17,333	$10,179	$42,668	$35,164

Basic earnings per common share	$0.61	$0.35	$1.48	$1.21
Diluted earnings per common share	$0.61	$0.35	$1.48	$1.21
Dividends per common share	$0.20	$0.18	$0.60	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017

Net income	$17,333	$10,179	$42,668	$35,164

Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of $(41) and ($64) for the three months ended September 30, 2018 and 2017, respectively and of ($124) and ($192) for nine months ended September 30, 2018 and 2017, respectively.	91	88	272	262
Amortization of prior service credits, net of taxes of $3 and $5 for the three months ended September 30, 2018 and 2017, respectively and of $8 and $14 for nine months ended September 30, 2018 and 2017, respectively.	(7)	(7)	(20)	(20)
Reclassification adjustment for net gains included in income, net of taxes of ($78) for the three and nine months ended September 30, 2017.	-	108	-	108
Net unrealized (losses) gains on securities, net of taxes of $1,612and $241 for three months ended September 30, 2018 and 2017, respectively and of $6,055 and ($1,006) for nine months ended September 30, 2018 and 2017, respectively.	(3,505)	(333)	(13,159)	1,416
Net unrealized gains (losses) on cash flow hedges, net of taxes of ($860) and ($41) three months ended September 30, 2018 and 2017, respectively and of ($4,425) and $49 for nine months ended September 30, 2018 and 2017, respectively.	1,870	56	9,616	(68)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($4) and ($10) for the three and nine months ended September 30, 2018, respectively.	9	-	22	-

Total other comprehensive income (loss), net of tax	(1,542)	(88)	(3,269)	1,698

Comprehensive income	$15,791	$10,091	$39,399	$36,862

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,668	$35,164
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	153	3,266
Depreciation and amortization of bank premises and equipment	4,328	3,493
Amortization of premium, net of accretion of discount	6,462	5,716
Net loss from fair value adjustments	537	2,834
Net gain from sale of loans	(168)	(396)
Net loss from sale of securities	-	186
Net gain from sale of OREO	(27)	(50)
Income from bank owned life insurance	(2,320)	(2,418)
Gain from life insurance proceeds	(2,998)	(1,405)
Stock-based compensation expense	5,973	5,092
Deferred compensation	(2,450)	(3,322)
Deferred income tax benefit	(1,437)	(1,806)
Increase in other liabilities	6,580	6,810
Decrease (increase) in other assets	2,103	(68)
Net cash provided by operating activities	59,404	53,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(3,421)	(5,321)
Net redemptions of Federal Home Loan Bank of New York shares	5,147	3,945
Purchases of securities held-to-maturity	(653)	(8,030)
Proceeds from maturities and prepayments of securities held-to-maturity	364	14,830
Purchases of securities available for sale	(102,756)	(152,121)
Proceeds from sales and calls of securities available for sale	10,000	155,999
Proceeds from maturities and prepayments of securities available for sale	57,839	60,573
Proceeds from bank owned life insurance	6,165	4,646
Net repayments (originations) of loans	3,605	(234,227)
Purchases of loans	(235,193)	(75,832)
Proceeds from sale of real estate owned	665	583
Proceeds from sale of loans	14,410	54,990
Net cash used in investing activities	(243,828)	(179,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	13,337	29,346
Net increase in interest-bearing deposits	303,288	195,552
Net increase in mortgagors' escrow deposits	16,061	13,455
Net proceeds (repayments) from short-term borrowed funds	115,250	(43,500)
Proceeds from long-term borrowings	25,000	180,000
Repayment of long-term borrowings	(256,088)	(205,049)
Purchases of treasury stock	(21,638)	(2,902)
Proceeds from issuance of common stock upon exercise of stock options	6	-
Cash dividends paid	(17,244)	(15,729)
Net cash provided by financing activities	177,972	151,173

Net (decrease) increase in cash and cash equivalents	(6,452)	24,304
Cash and cash equivalents, beginning of period	51,546	35,857
Cash and cash equivalents, end of period	$45,094	$60,161

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$57,811	$42,543
Income taxes paid	5,116	16,906
Taxes paid if excess tax benefits were not tax deductible	5,753	16,906
Non-cash activities:
Loans transferred to Other Real Estate Owned or Other Assets	673	-
Reclassification of the Income tax effects of Tax Cuts and Jobs Act from AOCI to Retained Earnings	2,073	-
Loans held for investment transferred to loans available for sale	-	30,565
Securities purchased not yet settled	10,000	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2018 and 2017

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$532,608	$315	$217,906	$381,048	$(57,675)	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	-	-	-	2,073	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	(779)	-	779
Net income	42,668	-	-	42,668	-	-
Award of common shares released from Employee Benefit Trust (124,583 shares)	2,652	-	2,652	-	-	-
Vesting of restricted stock unit awards (257,597 shares)	-	-	(4,908)	(176)	5,084	-
Exercise of stock options (600 shares)	6	-	(1)	-	7	-
Stock-based compensation expense	5,973	-	5,973	-	-	-
Purchase of treasury shares (744,953 shares)	(19,500)	-	-	-	(19,500)	-
Repurchase of shares to satisfy tax obligation (76,212 shares)	(2,138)	-	-	-	(2,138)	-
Dividends on common stock ($0.60 per share)	(17,244)	-	-	(17,244)	-	-
Other comprehensive loss	(3,269)	-	-	-	-	(3,269)
Balance at September 30, 2018	$541,756	$315	$221,622	$407,590	$(74,222)	$(13,549)

Balance at December 31, 2016	$513,853	$315	$214,462	$361,192	$(53,754)	$(8,362)
Net income	35,164	-	-	35,164	-	-
Award of common shares released from Employee Benefit Trust (114,754 shares)	2,433	-	2,433	-	-	-
Vesting of restricted stock unit awards (284,595 shares)	-	-	(5,052)	(271)	5,323	-
Exercise of stock options (4,400 shares)	-	-	(6)	(40)	46	-
Stock-based compensation expense	5,092	-	5,092	-	-	-
Purchase of treasury shares (10,000 shares)	(278)	-	-	-	(278)	-
Repurchase of shares to satisfy tax obligation (90,779 shares)	(2,624)	-	-	-	(2,624)	-
Dividends on common stock ($0.54 per share)	(15,729)	-	-	(15,729)	-	-
Other comprehensive income	1,698	-	-	-	-	1,698
Balance at September 30, 2017	$539,609	$315	$216,929	$380,316	$(51,287)	$(6,664)

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

3.	Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income, as reported	$17,333	$10,179	$42,668	$35,164
Divided by:
Weighted average common shares outstanding	28,604	29,120	28,806	29,092
Weighted average common stock equivalents	-	1	1	2
Total weighted average common shares outstanding and common stock equivalents	28,604	29,121	28,807	29,094

Basic earnings per common share	$0.61	$0.35	$1.48	$1.21
Diluted earnings per common share (1)	$0.61	$0.35	$1.48	$1.21
Dividend payout ratio	32.8%	51.4%	40.5%	44.6%

(1)	For the three and nine months ended September 30, 2018 and 2017, there were no common stock equivalents that were anti-dilutive.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Securities

The Company did not hold any trading securities at September 30, 2018 and December 31, 2017. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2018:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$23,207	$20,996	$-	$2,211

Total other securities	23,207	20,996	-	2,211

FNMA	7,958	7,221	-	737

Total mortgage-backed securities	7,958	7,221	-	737
Total	$31,165	$28,217	$-	$2,948

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$22,913	$21,889	$-	$1,024

Total other securities	22,913	21,889	-	1,024

FNMA	7,973	7,810	-	163

Total mortgage-backed securities	7,973	7,810	-	163
Total	$30,886	$29,699	$-	$1,187

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2018:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$120,000	$109,757	$-	$10,243
Municipals	100,018	100,546	589	61
Mutual funds	11,405	11,405	-	-
Collateralized loan obligations	10,000	10,000	-	-
Other	1,205	1,205	-	-
Total other securities	242,628	232,913	589	10,304
REMIC and CMO	372,472	360,119	17	12,370
GNMA	805	848	43	-
FNMA	130,397	125,168	47	5,276
FHLMC	43,939	41,984	9	1,964
Total mortgage-backed securities	547,613	528,119	116	19,610
Total securities available for sale	$790,241	$761,032	$705	$29,914

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$102,767	$-	$7,233
Municipals	101,680	103,199	1,519	-
Mutual funds	11,575	11,575	-	-
Collateralized loan obligations	10,000	10,053	53	-
Other	1,110	1,110	-	-
Total other securities	234,365	228,704	1,572	7,233
REMIC and CMO	328,668	325,302	595	3,961
GNMA	1,016	1,088	72	-
FNMA	136,198	135,474	330	1,054
FHLMC	48,103	47,786	18	335
Total mortgage-backed securities	513,985	509,650	1,015	5,350
Total securities available for sale	$748,350	$738,354	$2,587	$12,583

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $21,000 at December 31, 2017. We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at September 30, 2018.

The corporate securities held by the Company at September 30, 2018 and December 31, 2017 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2018, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities held-to-maturity:	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,568	$1,568
Due after ten years	21,639	19,428

Total other securities	23,207	20,996
Mortgage-backed securities	7,958	7,221

Total	$31,165	$28,217

Securities available for sale:	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$-	$-
Due after one year through five years	4,219	4,215
Due after five years through ten years	135,466	125,245
Due after ten years	91,538	92,048

Total other securities	231,223	221,508
Mutual funds	11,405	11,405
Mortgage-backed securities	547,613	528,119

Total	$790,241	$761,032

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2018
		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)

Held-to-maturity securities
Municipals	1	$19,427	$2,211	$-	$-	$19,427	$2,211
Total other securities	1	19,427	2,211	-	-	19,427	2,211

FNMA	1	7,221	737	-	-	7,221	737
Total mortgage-backed securities	1	7,221	737	-	-	7,221	737
Total	2	$26,648	$2,948	$-	$-	$26,648	$2,948

Available for sale securities
Corporate	14	$99,756	$10,243	$-	$-	$99,756	$10,243
Municipals	11	28,686	61	28,686	61	-	-
Total other securities	25	128,442	10,304	28,686	61	99,756	10,243

REMIC and CMO	56	337,184	12,370	189,028	4,658	148,156	7,712
FNMA	23	123,654	5,276	38,461	904	85,193	4,372
FHLMC	2	41,274	1,964	-	-	41,274	1,964
Total mortgage-backed securities	81	502,112	19,610	227,489	5,562	274,623	14,048
Total	106	$630,554	$29,914	$256,175	$5,623	$374,379	$24,291

	At December 31, 2017
		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$20,844	$1,024	$20,844	$1,024	$-	$-
Total other securities	1	20,844	1,024	20,844	1,024	-	-

FNMA	1	7,810	163	7,810	163	-	-
Total mortgage-backed securities	1	7,810	163	7,810	163	-	-

Total securities held-to-maturity	2	$28,654	$1,187	$28,654	$1,187	$-	$-

Available for sale securities
Corporate	14	$102,767	$7,233	$9,723	$277	$93,044	$6,956
Total other securities	14	102,767	7,233	9,723	277	93,044	6,956

REMIC and CMO	36	249,596	3,961	162,781	1,406	86,815	2,555
FNMA	17	120,510	1,054	109,258	850	11,252	204
FHLMC	2	46,829	335	43,258	294	3,571	41
Total mortgage-backed securities	55	416,935	5,350	315,297	2,550	101,638	2,800
Total securities available for sale	69	$519,702	$12,583	$325,020	$2,827	$194,682	$9,756

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

The Company reviewed each investment that had an unrealized loss at September 30, 2018 and December 31, 2017. The unrealized losses in held-to-maturity municipal securities at September 30, 2018 and December 31, 2017 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at September 30, 2018 and December 31, 2017 were caused by movements in interest rates. The unrealized losses in securities available for sale at September 30, 2018 and December 31, 2017 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three and nine months ended September 30, 2018. The Company sold available for sale securities totaling $112.4 million during the three and nine months ended September 30, 2017.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Gross gains from the sale of securities	$-	$401	$-	$401
Gross losses from the sale of securities	-	(587)	-	(587)

Net losses from the sale of securities	$-	$(186)	$-	$(186)

5.	Loans

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

Prior to the quarter ended September 30, 2018, we have segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. Our decision to segregate the portfolio based upon origination dates was based on changes made in our underwriting standards during 2009. For the September 30, 2018 ALLL calculation, the decision was made to no longer segregate the loans by origination year and collapse the two portfolios. Management concluded this revision was appropriate due to the loan balance of loans originated before January 1, 2010 represents approximately 11% of the total loan portfolio and these loans are seasoned, therefore most losses in the pre January 1, 2010 originations have already been identified and incurred. Additionally, in connection with this change in methodology we also combined the economic factors used to calculate the qualitative component of the ALLL. The combined impact of these changes in methodology reduced the ALLL by approximately $0.2 million from what would have been recorded if we did not change our methodology. The Loss Emergence Period (“LEP”) used was 1.33 years for the Residential portfolio and 1.58 years for the Commercial portfolio. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At September 30, 2018, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following tables shows loans modified and classified as TDR during the periods indicated:

	For the three months ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Taxi medallion	-	$-		4	$1,306	Loan amortization extension
Commercial business and other	1	1,620	Loan amortization extension	-	-
Total	1	$1,620		4	$1,306

	For the nine months ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Taxi medallion	-	$-		9	$5,595	All Loan amortization extension, with three loans also receiving a below market rate
Commercial business and other	1	1,620	Loan amortization extension	-	-
Total	1	$1,620		9	$5,595

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

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	7	$1,927	9	$2,518
Commercial real estate	-	-	2	1,986
One-to-four family - mixed-use property	5	1,713	5	1,753
One-to-four family - residential	3	557	3	572
Taxi medallion	19	5,366	20	5,916
Commercial business and other	3	1,885	2	462
Total performing troubled debt restructured	37	$11,448	41	$13,207

During the nine months ended September 30, 2018, we sold one commercial real estate TDR loan totaling $1.8 million, for a loss of $0.3 million and foreclosed on one taxi medallion TDR loan of $35,000, which is included in “Other Assets”. There were no TDR loans that defaulted during the period, which were within 12 months of their modification date.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$383	1	$383

Total troubled debt restructurings that subsequently defaulted	1	$383	1	$383

There were no TDR loans transferred to non-performing status during the three and nine months ended September 30, 2018 and 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	September 30, 2018	December 31, 2017

Loans ninety days or more past due and still accruing:
Commercial real estate	$111	$2,424
Total	111	2,424

Non-accrual mortgage loans:
Multi-family residential	862	3,598
Commercial real estate	1,398	1,473
One-to-four family - mixed-use property	795	1,867
One-to-four family - residential	6,610	7,808
Total	9,665	14,746

Non-accrual non-mortgage loans:
Small Business Administration	1,395	46
Taxi medallion	712	918
Commercial business and other	761	-
Total	2,868	964

Total non-accrual loans	12,533	15,710

Total non-performing loans	$12,644	$18,134

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$398	$401	$1,194	$1,249
Less: Interest income included in the results of operations	173	166	487	434
Total foregone interest	$225	$235	$707	$815

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show an age analysis of our recorded investment in loans, including loans past maturity, at the periods indicated:

	September 30, 2018
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$3,233	$486	$863	$4,582	$2,230,788	$2,235,370
Commercial real estate	562	2,025	1,509	4,096	1,456,459	1,460,555
One-to-four family - mixed-use property	1,657	362	796	2,815	562,487	565,302
One-to-four family - residential	1,382	266	6,610	8,258	180,717	188,975
Co-operative apartments	-	-	-	-	7,771	7,771
Construction loans	-	-	-	-	40,239	40,239
Small Business Administration	145	-	1,395	1,540	12,782	14,322
Taxi medallion	-	-	-	-	6,078	6,078
Commercial business and other	5	-	760	765	845,459	846,224
Total	$6,984	$3,139	$11,933	$22,056	$5,342,780	$5,364,836

	December 31, 2017
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,533	$279	$3,598	$6,410	$2,267,185	$2,273,595
Commercial real estate	1,680	2,197	3,897	7,774	1,360,338	1,368,112
One-to-four family - mixed-use property	1,570	860	1,867	4,297	559,909	564,206
One-to-four family - residential	1,921	680	7,623	10,224	170,439	180,663
Co-operative apartments	-	-	-	-	6,895	6,895
Construction loans	-	-	-	-	8,479	8,479
Small Business Administration	-	-	-	-	18,479	18,479
Taxi medallion	-	108	-	108	6,726	6,834
Commercial business and other	2	-	-	2	732,971	732,973
Total	$7,706	$4,124	$16,985	$28,815	$5,131,421	$5,160,236

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

September 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,538	$4,726	$2,297	$1,003	$264	$549	$-	$5,832	$11	$20,220
Charge-off's	(18)	-	(3)	-	-	(144)	(40)	(15)	-	(220)
Recoveries	-	-	39	258	-	10	-	2	-	309
Provision (Benefit)	37	(650)	(407)	(382)	(2)	138	40	1,186	40	-
Ending balance	$5,557	$4,076	$1,926	$879	$262	$553	$-	$7,005	$51	$20,309

September 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,917	$4,688	$2,568	$990	$130	$306	$2,330	$4,668	$560	$22,157
Charge-off's	(290)	-	(1)	-	-	-	-	(33)	-	(324)
Recoveries	66	25	-	58	-	17	-	4	-	170
Provision (Benefit)	43	(86)	(49)	(90)	(13)	70	3,661	290	(560)	3,266
Ending balance	$5,736	$4,627	$2,518	$958	$117	$393	$5,991	$4,929	$-	$25,269

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the nine month periods indicated:

September 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$68	$669	$-	$5,521	$-	$20,351
Charge-off's	(99)	-	(3)	(1)	-	(196)	(393)	(29)	-	(721)
Recoveries	2	-	118	370	-	25	-	11	-	526
Provision (Benefit)	(169)	(567)	(734)	(572)	194	55	393	1,502	51	153
Ending balance	$5,557	$4,076	$1,926	$879	$262	$553	$-	$7,005	$51	$20,309

September 30, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(452)	(4)	(36)	(170)	-	(89)	(54)	(48)	-	(853)
Recoveries	297	93	68	58	-	66	-	45	-	627
Provision (Benefit)	(32)	51	(417)	55	25	(65)	3,802	440	(593)	3,266
Ending balance	$5,736	$4,627	$2,518	$958	$117	$393	$5,991	$4,929	$-	$25,269

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

September 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,235,370	$1,460,555	$565,302	$188,975	$7,771	$40,239	$14,322	$6,078	$846,224	$-	$5,364,836
Ending balance: individually evaluated for impairment	$5,023	$4,206	$3,680	$7,561	$-	$-	$1,429	$6,078	$25,059	$-	$53,036
Ending balance: collectively evaluated for impairment	$2,230,347	$1,456,349	$561,622	$181,414	$7,771	$40,239	$12,893	$-	$821,165	$-	$5,311,800

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$102	$-	$151	$53	$-	$-	$-	$-	$2	$-	$308
Ending balance: collectively evaluated for impairment	$5,455	$4,076	$1,775	$826	$-	$262	$553	$-	$7,003	$51	$20,001

December 31, 2017
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Financing Receivables:
Ending Balance	$2,273,595	$1,368,112	$564,206	$180,663	$6,895	$8,479	$18,479	$6,834	$732,973	$-	$5,160,236
Ending balance: individually evaluated for impairment	$7,311	$9,089	$5,445	$9,686	$-	$-	$137	$6,834	$661	$-	$39,163
Ending balance: collectively evaluated for impairment	$2,266,284	$1,359,023	$558,761	$170,977	$6,895	$8,479	$18,342	$-	$732,312	$-	$5,121,073

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$205	$177	$198	$56	$-	$-	$-	$-	$6	$-	$642
Ending balance: collectively evaluated for impairment	$5,618	$4,466	$2,347	$1,026	$-	$68	$669	$-	$5,515	$-	$19,709

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,741	$4,288	$-	$5,091	$5,539	$-
Commercial real estate	4,206	4,206	-	7,103	7,103	-
One-to-four family mixed-use property	2,484	2,703	-	4,218	4,556	-
One-to-four family residential	7,158	7,792	-	9,272	10,489	-
Non-mortgage loans:
Small Business Administration	1,429	1,577	-	137	151	-
Taxi medallion	6,078	17,343	-	6,834	18,063	-
Commercial business and other	24,773	25,142	-	313	682	-

Total loans with no related allowance recorded	49,869	63,051	-	32,968	46,583	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,282	1,282	102	2,220	2,220	205
Commercial real estate	-	-	-	1,986	1,986	177
One-to-four family mixed-use property	1,196	1,196	151	1,227	1,227	198
One-to-four family residential	403	403	53	414	414	56
Non-mortgage loans:
Commercial business and other	286	286	2	348	348	6

Total loans with an allowance recorded	3,167	3,167	308	6,195	6,195	642

Total Impaired Loans:
Total mortgage loans	$20,470	$21,870	$306	$31,531	$33,534	$636

Total non-mortgage loans	$32,566	$44,348	$2	$7,632	$19,244	$6

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended:

	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,013	$31	$2,451	$12
Commercial real estate	4,587	50	5,142	60
One-to-four family mixed-use property	3,452	28	5,269	45
One-to-four family residential	7,742	7	10,023	29
Construction	365	-	890	15
Non-mortgage loans:
Small Business Administration	739	31	260	5
Taxi medallion	6,152	84	3,177	19
Commercial business and other	20,301	482	1,254	6

Total loans with no related allowance recorded	47,351	713	28,466	191

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,740	19	2,242	28
Commercial real estate	-	-	2,040	24
One-to-four family mixed-use property	1,201	15	1,445	16
One-to-four family residential	405	4	422	4
Non-mortgage loans:
Taxi medallion	-	-	14,716	73
Commercial business and other	297	4	385	5

Total loans with an allowance recorded	3,643	42	21,250	150

Total Impaired Loans:
Total mortgage loans	$23,505	$154	$29,924	$233

Total non-mortgage loans	$27,489	$601	$19,792	$108

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the nine months ended:

	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$4,201	$67	$2,650	$57
Commercial real estate	5,300	176	5,881	214
One-to-four family mixed-use property	3,759	108	5,399	123
One-to-four family residential	7,974	32	10,062	85
Construction	243	10	794	22
Non-mortgage loans:
Small Business Administration	526	33	230	9
Taxi medallion	6,307	252	3,771	74
Commercial business and other	13,560	792	1,584	93

Total loans with no related allowance recorded	41,870	1,470	30,371	677

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,896	78	2,391	107
Commercial real estate	1,206	39	2,039	72
One-to-four family mixed-use property	407	12	1,379	50
One-to-four family residential	-	-	422	12
Non-mortgage loans:
Taxi medallion	-	-	14,663	166
Commercial business and other	307	13	383	17

Total loans with an allowance recorded	3,816	142	21,277	424

Total Impaired Loans:
Total mortgage loans	$24,986	$522	$31,017	$742

Total non-mortgage loans	$20,700	$1,090	$20,631	$359

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	September 30, 2018
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$3,092	$3,095	$-	$-	$6,187
Commercial real estate	2,969	4,206	-	-	7,175
One-to-four family - mixed-use property	1,215	1,967	-	-	3,182
One-to-four family - residential	480	7,005	-	-	7,485
Small Business Administration	487	274	-	-	761
Taxi medallion	-	6,078	-	-	6,078
Commercial business and other	749	25,050	-	-	25,799
Total loans	$8,992	$47,675	$-	$-	$56,667

	December 31, 2017
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$6,389	$4,793	$-	$-	$11,182
Commercial real estate	2,020	8,871	-	-	10,891
One-to-four family - mixed-use property	2,835	3,691	-	-	6,526
One-to-four family - residential	2,076	9,115	-	-	11,191
Small Business Administration	548	108	-	-	656
Taxi medallion	-	6,834	-	-	6,834
Commercial business and other	14,859	545	-	-	15,404
Total loans	$28,727	$33,957	$-	$-	$62,684

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $45.0 million and $304.1 million, respectively, at September 30, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2018 and December 31, 2017, the Bank did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the three months ended September 30, 2018
(Dollars in thousands)	Loans sold	Proceeds	Net Recoveries (Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$595	$-	$-
Commercial real estate	1	2,500	-	-
One-to-four family - mixed-use property	2	725	(4)	-
One-to-four family - residential	2	390	72	10

Total	6	$4,210	$68	$10

	For the three months ended September 30, 2017
(Dollars in thousands)	Loans sold	Proceeds	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	2	$707	$30
Commercial real estate	3	1,118	34
One-to-four family - mixed-use property	3	913	115
Total	8	$2,738	$179

Performing loans
Multi-family residential	10	$12,704	$(22)
Commercial real estate	2	17,832	(7)
Small Business Administration	1	142	2
Total	13	$30,678	$(27)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2018
(Dollars in thousands)	Loans sold	Proceeds	Net Recoveries (Charge-offs)	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	4	$1,559	$-	$-
Commercial real estate	4	6,065	-	(235)
One-to-four family - mixed-use property	2	725	(4)	-
One-to-four family - residential	2	390	72	10

Total	12	$8,739	$68	$(225)

Performing loans
Small Business Administration	9	$5,671	$-	$393

Total	9	$5,671	$-	$393

	For the nine months ended September 30, 2017
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	2	$707	$-	$30
Commercial real estate	4	1,453	(4)	35
One-to-four family - mixed-use property	8	2,703	(33)	143
Total	14	$4,863	$(37)	$208

Performing loans
Multi-family residential	12	$18,784	$-	$(36)
Commercial real estate	7	26,283	-	(28)
Small Business Administration	8	5,061	-	252
Total	27	$50,128	$-	$188

7.	Other Real Estate Owned

During the nine months ended September 30, 2018 we foreclosed on one residential real estate property for $0.6 million. During the three months ended September 30, 2018 and the three and nine months ended September 30, 2017, we did not foreclose on any consumer mortgages through in-substance repossession. We did not hold any foreclosed residential real estate properties at September 30, 2018 and December 31, 2017. Included within net loans as of September 30, 2018 and December 31, 2017 was a recorded investment of $8.1 million and $10.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

8.	Stock-Based Compensation

For the three months ended September 30, 2018 and 2017, the Company’s net income, as reported, includes $1.1 million and $1.1 million, respectively, of stock-based compensation costs and $0.2 million and $0.4 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. For the nine months ended September 30, 2018 and 2017, the Company’s net income, as reported, includes $5.7 million and $5.2 million, respectively, of stock-based compensation costs and $1.2 million and $1.7 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. The Company did not grant any restricted stock units during the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, the Company granted 280,590 and 276,900 restricted stock units, respectively. The Company has not granted stock options since 2009. At September 30, 2018, the Company had 600 stock options, all 100% vested, outstanding, at an average exercise price of $8.44 per share.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards at or for the nine months ended September 30, 2018:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2017	497,322	$22.46
Granted	280,590	28.19
Vested	(248,319)	23.68
Forfeited	(11,955)	25.31
Non-vested at September 30, 2018	517,638	$24.91

Vested but unissued at September 30, 2018	234,799	$25.14

As of September 30, 2018, there was $9.4 million of total unrecognized compensation cost related to RSU awards granted. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of awards vested for the three months ended September 30, 2018 and 2017 was $0.2 million and $14,000, respectively. The total fair value of awards vested for each of the nine month periods ended September 30, 2018 and 2017 was $7.0 million. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2018:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2017	89,180	$27.50
Granted	9,750	27.47
Forfeited	-	-
Distributions	(65)	26.16
Outstanding at September 30, 2018	98,865	$24.40
Vested at September 30, 2018	98,397	$24.40

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The total fair value of the distributions from the Phantom Stock Plan was less than $1,000 and $0.2 million for the three months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018 and 2017, the company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.2 million and $0.1 million, respectively. The total fair value of the distributions from the Phantom Stock Plan was $2,000 and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017

Employee Pension Plan:
Interest cost	$195	$216	$585	$648
Amortization of unrecognized loss	155	174	465	523
Expected return on plan assets	(363)	(348)	(1,089)	(1,044)
Net employee pension ( benefit) expense	$(13)	$42	$(39)	$127

Outside Director Pension Plan:
Service cost	$11	$10	$33	$30
Interest cost	19	23	60	69
Amortization of unrecognized gain	(23)	(23)	(69)	(69)
Amortization of past service liability	3	10	9	30
Net outside director pension expense	$10	$20	$33	$60

Other Postretirement Benefit Plans:
Service cost	$88	$79	$264	$237
Interest cost	77	76	231	228
Amortization of past service credit	(13)	(21)	(37)	(64)
Net other postretirement expense	$152	$134	$458	$401

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2017 that it expects to contribute $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2018. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2018, the Company has contributed $72,000 to the Outside Director Pension Plan and $64,000 in contributions were made to the Other Postretirement Benefit Plans. As of September 30, 2018, the Company has not revised its expected contributions for the year ending December 31, 2018.

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2018, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.9 million and $40.2 million, respectively. At December 31, 2017, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $37.0 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and nine months ended September 30, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(In thousands)	2018	2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Mortgage-backed securities	$1,330	$1,590	$(6)	$(5)	$(17)	$(15)
Other securities	12,610	12,685	(72)	40	(272)	184
Borrowed funds	40,151	36,986	(607)	(925)	(3,155)	(2,090)
Net loss from fair value adjustments (1)(2)			$(685)	$(890)	$(3,444)	$(1,921)

(1)	The net loss from fair value adjustments presented in the above table does not include net gains (losses) of $0.5 million and ($0.4) million for the three months ended September 30, 2018 and 2017, respectively, from the change in the fair value of interest rate swaps.

(2)	The net loss from fair value adjustments presented in the above table does not include net gains (losses) of $2.9 million and ($0.9) million for the nine months ended September 30, 2018 and 2017, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2018 and December 31, 2017. The fair value of borrowed funds includes accrued interest payable of $0.2 million at September 30, 2018 and December 31, 2017.

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

Level 1 – where quoted market prices are available in an active market. At September 30, 2018 and December 31, 2017, Level 1 included one mutual fund.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2018 and December 31, 2017, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2018 and December 31, 2017, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and their respective category in the fair value hierarchy, at September 30, 2018 and December 31, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)

Assets:
Mortgage-backed
Securities	$-	$-	$528,119	$509,650	$-	$-	$528,119	$509,650
Other securities	11,405	11,575	220,303	216,019	1,205	1,110	232,913	228,704
Interest rate swaps	-	-	32,600	7,388	-	-	32,600	7,388

Total assets	$11,405	$11,575	$781,022	$733,057	$1,205	$1,110	$793,632	$745,742

Liabilities:
Borrowings	$-	$-	$-	$-	$40,151	$36,986	$40,151	$36,986
Interest rate swaps	-	-	449	3,758	-	-	449	3,758

Total liabilities	$-	$-	$449	$3,758	$40,151	$36,986	$40,600	$40,744

The following tables sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	September 30, 2018		September 30, 2017
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$1,188	$39,566	$7,444	$35,137
Security Call	-	-	(6,300)	-
Net gain from fair value adjustment of financial assets (1)	17	-	28	-
Net loss from fair value adjustment of financial liabilities (1)	-	607	-	925
Decrease in accrued interest receivable	-	-	(89)	-
Increase (decrease) in accrued interest payable	-	(9)	-	9
Change in unrealized gains (losses) included in other comprehensive income	-	(13)	-	-
Ending balance	$1,205	$40,151	$1,083	$36,071

Changes in unrealized gains (losses) held at period end	$-	$(13)	$-	$-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended
	September 30, 2018		September 30, 2017
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$1,110	$36,986	$7,361	$33,959
Security call	-	-	(6,300)	-
Net gain from fair value adjustment of financial assets (1)	94	-	108	-
Net loss from fair value adjustment of financial liabilities (1)		3,155	-	2,090
Increase (Decrease) in accrued interest receivable	1	-	(88)	-
Increase in accrued interest payable	-	42	-	22
Change in unrealized gains (losses) included in other comprehensive income	-	(32)	2	-
Ending balance	$1,205	$40,151	$1,083	$36,071

Changes in unrealized gains (losses)held at period end	$-	$(32)	$2	$-

(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

During the three and nine months ended September 30, 2018 and 2017, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,205	Discounted cash flows	Discount rate	n/a	5.1%

Liabilities:

Junior subordinated debentures	$40,151	Discounted cash flows	Discount rate	n/a	5.1%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,110	Discounted cash flows	Discount rate	n/a	5.7%

Liabilities:

Junior subordinated debentures	$36,986	Discounted cash flows	Discount rate	n/a	5.7%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2018 and December 31, 2017, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and their respective category in the fair value hierarchy at September 30, 2018 and December 31, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$12,798	$16,027	$12,798	$16,027
Other repossesed assets	-	-	-	-	35	-	35	-

Total assets	$-	$-	$-	$-	$12,833	$16,027	$12,833	$16,027

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2018

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$1,525	Income approach	Capitalization rate	6.5%	to	7.5%	7.0%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$8,358	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	15.0%	-2.1%
			Reduction for planned expedited disposal	-38.6%	to	15.0%	11.1%

Impaired loans	$2,915	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	25.0%	-1.2%
			Capitalization rate	5.0%	to	9.8%	7.5%
			Reduction for planned expedited disposal		15.0%		15.0%

Other repossesed assets	$35	Sales approach	Reduction for planned expediated disposal		15.0%		15.0%

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

The methods and assumptions used to estimate fair value at September 30, 2018 and December 31, 2017 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$45,094	$45,094	$45,094	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,958	7,221	-	7,221	-
Other securities	23,207	20,996	-	-	20,996
Securities available for sale
Mortgage-backed securities	528,119	528,119	-	528,119	-
Other securities	232,913	232,913	11,405	220,303	1,205
Loans	5,380,062	5,301,783	-	-	5,301,783
FHLB-NY stock	54,942	54,942	-	54,942	-
Accrued interest receivable	24,673	24,673	5	1,962	22,706
Interest rate swaps	32,600	32,600	-	32,600	-

Liabilities:
Deposits	$4,716,315	$4,706,114	$3,153,353	$1,552,761	$-
Borrowings	1,197,101	1,184,589	-	1,144,438	40,151
Accrued interest payable	6,732	6,732	-	6,732	-
Interest rate swaps	449	449	-	449	-

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

At September 30, 2018 and December 31, 2017, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at September 30, 2018 and December 31, 2017; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $288.1 million and $280.2 million at September 30, 2018 and December 31, 2017, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $441.5 million at September 30, 2018 and December 31, 2017.

At September 30, 2018 and December 31, 2017, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At September 30, 2018 and December 31, 2017, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At September 30, 2018 and December 31, 2017, derivatives with a combined notional amount of $269.7 million and $261.9 million were designated as fair value hedges. At September 30, 2018 and December 31, 2017, derivatives with a combined notional amount of $441.5 million were designated as cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax, with the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three and nine months ended September 30, 2018, $0.1 million and $0.2 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	September 30, 2018		December 31, 2017
(In thousands)	Notional Amount	Net Carrying Value (1)	Notional Amount	Net Carrying Value (1)

Interest rate swaps (fair value hedge)	$269,734	$18,150	$199,341	$6,971
Interest rate swaps (fair value hedge)	-	-	62,564	(921)
Interest rate swaps (cash flow hedge)	441,500	14,450	250,000	417
Interest rate swaps (cash flow hedge)	-	-	191,500	(7)
Interest rate swaps (non-hedge)	36,321	(449)	36,321	(2,830)
Total derivatives	$747,555	$32,151	$739,726	$3,630

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017

Financial Derivatives:
Interest rate swaps (non-hedge)	$668	$(56)	$2,382	$(316)
Interest rate swaps (fair value hedge)	(153)	(351)	525	(597)
Net gain (1)	$515	$(407)	$2,907	$(913)

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

During the three and nine months ended September 30, 2018 and 2017, the Company did not record any hedge ineffectiveness.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2018
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps	$32,600	$-	$32,600	$-	$32,990	$(390)

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Interest rate swaps	$449	$-	$449	$-	$-	$449

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps	$7,388	$-	$7,388	$-	$3,660	$3,728

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

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Company’s trusts, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. As of September 30, 2018, the Company is undergoing examination for its Federal income tax return for 2015, its New York State income tax returns for 2014, 2015 and 2016 and its New York City income tax return for 2014.

Income tax provisions are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Federal:
Current	$2,899	$6,703	$9,064	$16,308
Deferred	(592)	(2,023)	(839)	(1,303)
Total federal tax provision	2,307	4,680	8,225	15,005
State and Local:
Current	33	1,398	1,722	2,817
Deferred	(430)	(787)	(598)	(502)
Total state and local tax provision (benefit)	(397)	611	1,124	2,315

Total income tax provision	$1,910	$5,291	$9,349	$17,320

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.	Accumulated Other Comprehensive Income (Loss):

The following tables sets forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended September 30, 2018
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Fair Value Option Elected on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(16,501)	$8,027	$(4,325)	$792	$(12,007)

Other comprehensive income before reclassifications, net of tax	(3,505)	1,950	-	9	(1,546)

Amounts reclassified from accumulated other comprehensive income, net of tax	-	(80)	84	-	4

Net current period other comprehensive income (loss), net of tax	(3,505)	1,870	84	9	(1,542)

Ending balance, net of tax	$(20,006)	$9,897	$(4,241)	$801	$(13,549)

	For the three months ended Septmber 30, 2017
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(2,110)	$(124)	$(4,342)	$(6,576)

Other comprehensive income before reclassifications, net of tax	(333)	56	-	(277)

Amounts reclassified from accumulated other comprehensive income, net of tax	108	-	81	189

Net current period other comprehensive income, net of tax	(225)	56	81	(88)

Ending balance, net of tax	$(2,335)	$(68)	$(4,261)	$(6,664)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2018
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Fair Value Option Elected on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$-	$(8,986)

Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCL to Retained Earnings	(1,325)	50	(798)	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	779	779

Other comprehensive income before reclassifications, net of tax	(13,159)	9,455	-	22	(3,682)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	161	252	-	413

Net current period other comprehensive income, net of tax	(13,159)	9,616	252	22	(3,269)

Ending balance, net of tax	$(20,006)	$9,897	$(4,241)	$801	$(13,549)

	For the nine months ended September 30, 2017
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Total
	(In thousands)

Beginning balance, net of tax	$(3,859)	$-	$(4,503)	$(8,362)

Other comprehensive income before reclassifications, net of tax	1,416	(68)	-	1,348

Amounts reclassified from accumulated other comprehensive income, net of tax	108	-	242	350

Net current period other comprehensive income, net of tax	1,524	(68)	242	1,698

Ending balance, net of tax	$(2,335)	$(68)	$(4,261)	$(6,664)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended September 30, 2018
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Cash flow hedges:
Interest rate swaps	$116		Other interest expense
	(36)		Tax expense
	$80		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(132)	(1)	Other operating expense
Prior service credits	10	(1)	Other operating expense
	(122)		Total before tax
	38		Tax benefit
	$(84)		Net of tax

For the three months ended September 30, 2017
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Unrealized losses on available for sale securities:	$(186)		Net loss on sale of securities
	78		Tax benefit
	$(108)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(152)	(1)	Other operating expense
Prior service credits	12	(1)	Other operating expense
	(140)		Total before tax
	59		Tax benefit
	$(81)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2018
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Cash flow hedges:
Interest rate swaps	$(235)		Interest expense
	74		Tax benefit
	$(161)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(396)	(1)	Other operating expense
Prior service credits	28	(1)	Other operating expense
	(368)		Total before tax
	116		Tax benefit
	$(252)		Net of tax

For the nine months ended September 30, 2017
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Unrealized losses on available for sale securities:	$(186)		Net loss on sale of securities
	78		Tax benefit
	$(108)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(454)	(1)	Other operating expense
Prior service credits	34	(1)	Other operating expense
	(420)		Total before tax
	178		Tax benefit
	$(242)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

14.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of September 30, 2018, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2018 is 1.875% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at September 30, 2018 was 5.88%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2018		December 31, 2017
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$655,965	10.12%	$631,285	10.11%
Requirement to be well capitalized	324,032	5.00	312,343	5.00
Excess	331,933	5.12	318,942	5.11

Common Equity Tier I risk-based capital:
Capital level	$655,965	13.46%	$631,285	13.87%
Requirement to be well capitalized	316,766	6.50	295,937	6.50
Excess	339,199	6.96	335,348	7.37

Tier 1 risk-based capital:
Capital level	$655,965	13.46%	$631,285	13.87%
Requirement to be well capitalized	389,865	8.00	364,230	8.00
Excess	266,100	5.46	267,055	5.87

Total risk-based capital:
Capital level	$676,274	13.88%	$651,636	14.31%
Requirement to be well capitalized	487,332	10.00	455,288	10.00
Excess	188,942	3.88	196,348	4.31

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2018, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at September 30, 2018 was 5.82%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2018		December 31, 2017
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$578,034	8.92%	$563,426	9.02%
Requirement to be well capitalized	324,008	5.00	312,278	5.00
Excess	254,026	3.92	251,148	4.02

Common Equity Tier I risk-based capital:
Capital level	$539,306	11.07%	$527,727	11.59%
Requirement to be well capitalized	316,714	6.50	295,865	6.50
Excess	222,592	4.57	231,862	5.09

Tier 1 risk-based capital:
Capital level	$578,034	11.86%	$563,426	12.38%
Requirement to be well capitalized	389,801	8.00	364,141	8.00
Excess	188,233	3.86	199,285	4.38

Total risk-based capital:
Capital level	$673,343	13.82%	$658,777	14.47%
Requirement to be well capitalized	487,252	10.00	455,177	10.00
Excess	186,091	3.82	203,600	4.47

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

Accounting Standards Pending Adoption:

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20)” providing targeted improvements to the disclosures required for Defined Benefit Plans. The amendments in in this Update are effective for fiscal years ended after December 15, 2020. Early adoption is permitted. The amendments are to be applied on a retrospective basis to all periods presented. We are currently evaluating the impact of adopting this new guidance on our disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)”. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820. The amendments in in this Update are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments are to be applied on a retrospective basis to all periods presented. We are currently evaluating the impact of adopting this new guidance on our disclosures.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” which sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has been collecting and evaluating data and system requirements to implement this standard. Management has developed inter-departmental steering and working committees to evaluate and implement CECL. We have chosen a vendor solution to model CECL results and are in the beginning stages of implementing this solution. The adoption of this update could have a material impact on the Company’s consolidated results of operations and financial condition. The extent of the impact is still unknown and will depend on many factors, such as the composition of the Company’s loan portfolio and expected loss history at adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required to be applied for leases in existence as of the date of initial application. Reporting entities may elect to apply the transition approach either as of the beginning of the earliest period presented in the financial statements, or as of the beginning of the period of adoption. The Company has not adopted the new accounting policy as of the filing date. The Company has yet to make an election on the method of adoption or which practical expedients, if any, will be elected. Our operating leases relate primarily to office space and bank branches. Under current accounting standards, substantially all of the Company’s leases are considered operating leases and, as such, are not recognized on the Company’s Consolidated Balance Sheet. Based on our current lease portfolio, upon adoption of the new accounting standard, we anticipate recognizing a lease liability and related right-of-use asset on our balance sheet. Management is continuing to evaluate the Company’s outstanding inventory of leases and determining the effect of recognizing operating leases on the Consolidated Statements of Financial Condition which is expected to be material. However, the final impact of the standard will depend on the company’s leases composition as of the adoption date.

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

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) Small Business Administration (“SBA”) loans and other small business loans; (3) construction loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income primarily from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by changes in the fair value of financial assets and financial liabilities for which changes in value are recorded through earnings, our periodic provision for loan losses and specific provision for losses on real estate owned.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	increase core deposits and continue to improve funding mix to manage cost of funds;

•	manage net interest income by leveraging loan pricing opportunities and portfolio mix;

•	enhance earnings power by improving scalability and efficiency;

•	manage credit risk;

•	remain well capitalized;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	manage enterprise-wide risk.

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

Our strategic focus of increasing net interest income through emphasizing rate over volume and reducing our liability sensitive position has resulted in net loans growth of 0.9% (non-annualized) for the third quarter. Similar to the prior quarter, we allowed $62 million of participations with another financial institution to repay, as the rates offered during the refinancing process did not meet our rate criteria. Year-to-date, we have allowed approximately $139 million of participations to repay rather than refinance at a rate below our criteria. During the quarter, approximately 70% of our new loans and 40% of our new investment securities were adjustable rate products. Additionally, approximately $450 million of forward swaps entered in late 2017 have provided a benefit of one basis point to the quarter’s net interest margin. These swaps coupled with the extension of the maturity of liabilities has mitigated our liability sensitive position.

The yield on interest-earning assets increased 17 basis points to 4.27% during the three months ended September 30, 2018, from 4.10% for the three months ended June 30, 2018, while the cost of interest-bearing liabilities increased 26 basis points to 1.76% from 1.50% during the same period. This resulted in the net interest margin declining five basis points to 2.71% for the three months ended September 30, 2018 from 2.76% for the linked quarter. The increase in the cost of interest-bearing liabilities was driven primarily by the Bank raising the rates we pay on our deposit products to stay competitive within our market and an increase in borrowing costs from recent increases in the Fed Funds rate.

As we continued to improve loan yields we have retained our focus on credit quality. Non-performing assets decreased by 30% and total delinquencies have decreased 17% since December 31, 2017. The allowance for loan losses to gross loans was 0.38% while the allowance for loan losses to non-performing loans increased to 161% from 137% in the linked quarter. The loan-to-value on our non-performing real estate loans at September 30, 2018 remains conservative at 35.1%. During the three months ended September 30, 2018 we recorded net recoveries of $89,000.

The Bank and Company are subject to the same regulatory capital requirements. See Note 14 of the Notes to the Consolidated Financial Statements “Regulatory Capital.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

SEPTMEBER 30, 2018 AND 2017

General. Net income for the three months ended September 30, 2018 was $17.3 million, an increase of $7.2 million, or 70.3%, compared to $10.2 million for the three months ended September 30, 2017. Diluted earnings per common share were $0.61 for the three months ended September 30, 2018, an increase of $0.26, or 74.3%, from $0.35 for the three months ended September 30, 2017.

Return on average equity increased to 12.9% for the three months ended September 30, 2018 from 7.6% for the three months ended September 30, 2017. Return on average assets increased to 1.1% for the three months ended September 30, 2018 from 0.7% for the three months ended September 30, 2017.

Interest Income. Total interest and dividend income increased $6.2 million, or 10.4%, to $65.5 million for the three months ended September 30, 2018 from $59.3 million for the three months ended September 30, 2017. The increase in interest income was primarily attributable to an increase of 27 basis points in the yield of interest-earning assets to 4.27% for the three months ended September 30, 2018 from 4.00% in the comparable prior year period, combined with an increase of $194.3 million in the average balance of interest-earning assets to $6,130.4 million for the three months ended September 30, 2018 from $5,936.1 million for the comparable prior year period. The increase in the yield on interest-earning assets was primarily due to an increase of 28 basis points in the yield of total loans, net to 4.52% for the three months ended September 30, 2018 from 4.24% for the comparable prior year period. Additionally, interest income increased due to an increase of $246.5 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have increased 20 basis points to 4.29% for the three months ended September 30, 2018 from 4.09% for the three months ended September 30, 2017.

Interest Expense. Interest expense increased $7.7 million, or 47.2%, to $24.0 million for the three months ended September 30, 2018 from $16.3 million for the three months ended September 30, 2017. The increase in interest expense was primarily due to an increase of 53 basis points in the average cost of interest-bearing liabilities to 1.76% for the three months ended September 30, 2018 from 1.23% for the three months ended September 30, 2017, combined with an increase of $180.0 million in the average balance of interest-bearing liabilities to $5,455.9 million for the three months ended September 30, 2018, from $5,275.9 million for the comparable prior year period. The 53 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the Fed Funds rate.

Net Interest Income. For the three months ended September 30, 2018, net interest income was $41.5 million, a decrease of $1.5 million, or 3.5%, from $43.0 million for the three months ended September 30, 2017. The decrease in net interest income was primarily due to the 53 basis point increase in the cost of interest-bearing liabilities to 1.76% for the three months ended September 30, 2018 from 1.23% for the comparable prior year period, partially offset by an increase of 27 basis points in the yield of interest-earning assets to 4.27% for the three months ended September 30, 2018 as compared to 4.00% for the three months ended September 30, 2017. The effects of the above on both the net interest spread and net interest margin were decreases of 26 basis points to 2.51% and 19 basis points to 2.71%, respectively, for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017. Included in net interest income was prepayment penalty income from loans for the three months ended September 30, 2018 and 2017 totaling $1.9 million and $1.6 million, respectively, and recovered interest from non-accrual loans totaling $1.1 million and $0.3 million, respectively. Without the prepayment penalty income and recovered interest, the net interest margin for the three months ended September 30, 2018 would have been 2.51%, a decrease of 26 basis points, as compared to 2.77% for the three months ended September 30, 2017.

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended September 30, 2018 compared to $3.3 million for three months ended in September 30, 2017. No provision was recorded due to the Company’s analysis of the adequacy of the allowance for loan losses indicating that the reserve was at an appropriate level. During the three months ended September 30, 2018, the Bank recorded net recoveries totaling $89,000 , while non-accrual loans decreased $1.5 million to $12.5 million at September 30, 2018 from $14.1 million at June 30, 2018. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 35.1% at September 30, 2018. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Income. Non-interest income for the three months ended September 30, 2018 was $5.0 million, an increase of $3.3 million, or 198.3%, from $1.7 million for the three months ended September 30, 2017. The increase in non-interest income was primarily due to an increase of $2.0 million in gains from life insurance proceeds to $2.2 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017 and a decline of $1.1 million in net losses from fair value adjustments to $0.2 million for the three months ended September 30, 2018 from $1.3 million for the comparable prior year period.

Non-Interest Expense. Non-interest expense was $27.2 million for the three months ended September 30, 2018, an increase of $1.3 million, or 4.9%, from $26.0 million for the three months ended September 30, 2017. The increase in non-interest expense was primarily due to increases in salaries and benefits, legal, consulting and depreciation expense due to the growth of the Bank.

Income before Income Taxes. Income before the provision for income taxes increased $3.8 million, or 24.4%, to $19.2 million for the three months ended September 30, 2018 from $15.5 million for the three months ended September 30, 2017, for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $1.9 million for the three months ended September 30, 2018, a decrease of $3.4 million, or 63.9%, from $5.3 million for the three months ended September 30, 2017. The effective tax rate decreased to 9.9% for the three months ended September 30, 2018 from 34.2% in the comparable prior year period. The decrease in the effective tax rate was primarily due to the release of a previously accrued tax liability totaling $1.8 million and the impact of the top federal tax rate declining to 21% in 2018 from 35% in 2017, as a result of the Tax Cuts and Jobs Act (the “TCJA”).

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

General. Net income for the nine months ended September 30, 2018 was $42.7 million, an increase of $7.5 million, or 21.3%, compared to $35.2 million for the nine months ended September 30, 2017. Diluted earnings per common share were $1.48 for the nine months ended September 30, 2018, an increase of $0.27, or 22.3%, from $1.21 for the nine months ended September 30, 2017.

Return on average equity was 10.7% and 8.9% for the nine months ended September 30, 2018 and 2017. Return on average assets was 0.9% and 0.8% for the nine months ended September 30, 2018 and 2017.

Interest Income. Total interest and dividend income increased $14.7 million, or 8.4%, to $189.6 million for the nine months ended September 30, 2018 from $174.9 million for the nine months ended September 30, 2017. The increase in interest income was primarily attributable to an increase of $227.0 million in the average balance of interest-earning assets to $6,136.9 million for the nine months ended September 30, 2018 from $5,909.9 million for the comparable prior year period, combined with an increase of 17 basis points in the yield of interest-earning assets to 4.12% for the nine months ended September 30, 2018 from 3.95% for the comparable prior year period. The increase in the yield on interest-earning assets was primarily due to a 16 basis point increase in the yield of total loans, net to 4.35% for the nine months ended September 30, 2018 from 4.19% for the nine months ended September 30, 2017. The yield on interest-earning assets was also positively impacted by an increase of $320.6 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets, combined with a decrease of $105.5 million in the average balance of total securities, which have a lower yield than the yield of total interest-earning assets. In addition, the yield of interest-earning assets improved due to increases of four basis points in the yield of total securities to 2.84% for the nine months ended September 30, 2018 from 2.80% for the comparable prior year period and 68 basis points in the yield of interest-earning deposits and federal funds sold to 1.49% for the nine months ended September 30, 2018 from 0.81% for the comparable prior year period. The 16 basis point increase in the yield on the total loans, net was primarily due to new loans being originated at a higher rate than the average yield of the existing loan portfolio and adjustable rate loans repricing higher. Excluding prepayment penalty income and recovered interest from loans, the yield on total loans, net, would have increased 13 basis points to 4.20% for the nine months ended September 30, 2018 from 4.07% for the nine months ended September 30, 2017.

Interest Expense. Interest expense increased $18.0 million, or 40.0%, to $62.8 million for the nine months ended September 30, 2018 from $44.8 million for the nine months ended September 30, 2017. The increase in interest expense was primarily due to an increase of 40 basis points in the average cost of interest-bearing liabilities to 1.53% for the nine months ended September 30, 2018 from 1.13% for the nine months ended September 30, 2017, combined with an increase of $198.5 million in the average balance of interest-bearing liabilities to $5,471.4 million for the nine months ended September 30, 2018 from $5,272.8 million for the comparable prior year period. The 40 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on our deposit products to stay competitive within our market and an increase in borrowing costs from recent increases in the Fed Funds rate.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. For the nine months ended September 30, 2018, net interest income was $126.8 million, a decrease of $3.3 million, or 2.5%, from $130.0 million for the nine months ended September 30, 2017. The decrease in net interest income was primarily due to the 40 basis point increase in the cost of interest-bearing liabilities to 1.53% for the nine months ended September 30, 2018 from 1.13% for the comparable prior year period, partially offset by an increase of 17 basis points in the yield of interest-earning assets to 4.12% for the nine months ended September 30, 2018 as compared to 3.95% for the nine months ended September 30, 2017. The effects of the above on both the net interest spread and net interest margin were decreases of 23 basis points to 2.59% and 18 basis points to 2.75%, respectively, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Included in net interest income was prepayment penalty income from loans and securities for the nine months ended September 30, 2018 and 2017 totaling $4.3 million and $3.6 million, respectively, recovered interest from non-accrual loans totaling $1.5 million and $1.1 million, respectively, and accelerated accretion of discount upon the call of CLO securities totaling $0.1 million and $0.4 million, respectively. Without the prepayment penalty income, recovered interest and accelerated discount upon call, the net interest margin for the nine months ended September 30, 2018 would have been 2.62%, a decrease of 20 basis points, as compared to 2.82% for the nine months ended September 30, 2017.

Provision for Loan Losses. During the nine month ended September 30, 2018, a provision for loan losses was recorded for $0.2 million, compared to $3.3 million recorded during the comparable prior year period. The $0.2 million provision was recorded during the nine months ended September 30, 2018 due to the quarterly analysis of the adequacy of the allowance for loan losses indicating that the provision was necessary to maintain the reserve at an appropriate level. During the nine months ended September 30, 2018, the Bank recorded net charge-offs totaling $0.2 million, while non-accrual loans decreased $3.2 million to $12.5 million at September 30, 2018 from $15.7 million at December 31, 2017. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 35.1% at September 30, 2018. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” and “ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the nine months ended September 30, 2018 was $11.3 million, an increase of $4.0 million, or 55.2%, from $7.3 million for the nine months ended September 30, 2017. The increase in non-interest income was primarily due to a decline of $2.3 million in net losses from fair value adjustments to $0.5 million for the nine months ended September 30, 2018 from $2.8 million for the comparable prior year period, coupled with an increase of $1.6 million in gains from life insurance proceeds to $3.0 million for the nine months ended September 30, 2018 from $1.4 million for the comparable prior year period.

Non-Interest Expense. Non-interest expense was $85.9 million for the nine months ended September 30, 2018, an increase of $4.3 million, or 5.3%, from $81.6 million for the nine months ended September 30, 2017. The increase in non-interest expense was primarily due to increases in salaries and benefits, legal, consulting, depreciation, data processing and FDIC insurance premiums all due to the growth of the Bank.

Income before Income Taxes. Income before the provision for income taxes decreased $0.5 million, or 0.9%, to $52.0 million for the nine months ended September 30, 2018 from $52.5 million for the nine months ended September 30, 2017 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2018 was $9.3 million, a decrease of $8.0 million, or 46.0%, from $17.3 million for the comparable prior year period. The decrease was primarily due to a decrease in the effective tax rate to 18.0% for the nine months ended September 30, 2018 from 33.0% in the comparable prior year period and the $0.5 million decrease in income before income taxes. The decrease in the effective tax rate reflects the impact of the TCJA on the tax provision and the release of a previously accrued tax liability totaling $1.8 million for the nine months ended September 30, 2018.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2018 were $6,539.5 million, an increase of $240.3 million, or 3.8%, from $6,299.3 million at December 31, 2017. Total loans, net increased $203.1 million, or 3.9%, during the nine months ended September 30, 2018 to $5,359.8 million from $5,156.6 million at December 31, 2017. Loan originations and purchases were $906.1 million for the nine months ended September 30, 2018, an increase of $195.4 million, or 27.5%, from $710.7 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline totaled $355.2 million at September 30, 2018 compared to $359.8 million at December 31, 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Multi-family residential (1)	$102,484	$64,551	254,637	$254,728
Commercial real estate (2)	38,569	25,385	175,013	184,676
One-to-four family – mixed-use property (3)	16,870	13,136	45,232	45,334
One-to-four family – residential (4)	11,362	5,843	35,304	16,623
Co-operative apartments	-	232	1,500	232
Construction	6,008	148	30,627	7,121
Small Business Administration	344	4,276	2,539	6,787
Commercial business and other (5)	133,188	69,354	361,207	195,150
Total	$308,825	$182,925	$906,059	$710,651

(1)	Includes purchases of $50.2 million for the three months ended September 30, 2018. Includes purchases of $64.3 million and $31.0 million for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Includes purchases of $6.6 million and $25.9 million for the three months ended September 30, 2018 and 2017, respectively, Includes purchases of $12.4 million and $25.9 million nine months ended September 30, 2018 and 2017, respectively.
(3)	Includes purchases of $0.7 million for the nine-month ended September 30, 2018.
(4)	Includes purchases of $0.4 million and $1.3 million for three and nine months ended September 30, 2018.
(5)	Includes purchases of $67.8 million and $9.0 million for the three months ended September 30, 2018 and 2017, respectively. Includes purchases of $156.5 million and $18.9 million for the nine months ended September 30, 2018 and 2017, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended September 30, 2018 had an average loan-to-value ratio of 42.2% and an average debt coverage ratio of 173%.

The Bank’s non-performing assets totaled $12.7 million at September 30, 2018, a decrease of $5.5 million, or 30.1%, from $18.1 million at December 31, 2017. Total non-performing assets as a percentage of total assets were 0.19% at September 30, 2018 compared to 0.29% at December 31, 2017. The ratio of allowance for loan losses to total non-performing loans was 160.62% at September 30, 2018 and 112.23% at December 31, 2017.

During the nine months ended September 30, 2018, mortgage-backed securities including held-to-maturity increased $18.5 million, or 3.6%, to $536.1 million from $517.6 million at December 31, 2017. The increase in mortgage-backed securities during the nine months ended September 30, 2018 was primarily due to purchases of $92.6 million at an average yield of 3.54%, partially offset by principal repayments of $57.8 million and a decline in the fair value of $15.2 million.

During the nine months ended September 30, 2018, other securities, including held-to-maturity, increased $4.5 million, or 1.8%, to $256.1 million from $251.6 million at December 31, 2017. The increase in other securities during the nine months ended September 30, 2018 was primarily due to the purchase of one collateralized loan obligation (“CLO”) security and one corporate security totaling $20.0 million, partially offset by the call of one CLO at par for $10.0 million and the decline in fair value of $4.3 million. At September 30, 2018, other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

Liabilities. Total liabilities were $5,997.8 million at September 30, 2018, an increase of $231.1 million, or 4.0%, from $5,766.7 million at December 31, 2017. During the nine months ended September 30, 2018, due to depositors increased $317.0 million, or 7.3%, to $4,657.6 million, due to increases of $105.9 million in non-maturity deposits and $211.0 million in certificates of deposit. The increase in non-maturity deposits was due to increases of $243.7 million and $13.3 million in money market and demand accounts, respectively, partially offset by a decrease of $77.8 million and $73.3 million in NOW and savings accounts. Borrowed funds decreased $112.6 million during the nine months ended September 30, 2018. The decrease in borrowed funds was primarily due to a decrease in FHLB short-term borrowings as funding needs were provided by increased deposits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $9.1 million, or 1.7%, to $541.8 million at September 30, 2018 from $532.6 million at December 31, 2017. Stockholders’ equity increased primarily due to net income of $42.7 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $6.5 million. These increases were partially offset by the purchase of 744,953 treasury shares, at an average cost of $26.18 per share, totaling $19.5 million, the declaration and payment of dividends on the Company’s common stock of $0.60 per common share totaling $17.2 million and an increase of $4.6 million in accumulated other comprehensive loss. Book value per common share was $19.33 at September 30, 2018 compared to $18.63 at December 31, 2017.

Cash flow. During the nine months ended September 30, 2018, funds provided by the Company's operating activities amounted to $59.4 million. These funds, combined with $178.0 million provided from financing activities and $51.5 million available from the beginning of the period, were utilized to fund net investing activities of $243.8 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the nine months ended September 30, 2018, the net total of loan originations and purchases less loan repayments and sales was $217.2 million. During the nine months ended September 30, 2018, the Company also funded $102.8 million in purchases of securities available for sale and $0.7 million of securities held-to-maturity. During the nine months ended September 30, 2018, funds were provided by net increases in total deposits of $332.7 million and short-term borrowed funds of $115.3 million, as well as proceeds from new long-term borrowing of $25.0 million. In addition to funding loan growth, these funds were used to repay $256.1 million in long-term borrowings. The Company also used funds of $21.6 million and $17.2 million for purchases of treasury stock and dividend payments, respectively, during the nine months ended September 30, 2018.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2018. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2018, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of September 30, 2018:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	10.63%	10.87%	12.75%
-100 Basis points	5.78	5.51	12.45
Base interest rate	0.00	0.00	12.11
+100 Basis points	-6.54	-6.46	11.62
+200 Basis points	-12.64	-12.13	11.18

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2018				2017
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,467,349	$49,612	4.44%		$4,350,338	$46,121	4.24%
Other loans, net	812,823	10,046	4.94		683,328	7,197	4.21
Total loans, net (1)	5,280,172	59,658	4.52		5,033,666	53,318	4.24
Taxable securities:
Mortgage-backed securities	542,192	3,800	2.80		520,889	3,335	2.56
Other securities	123,174	928	3.01		189,957	1,600	3.37
Total taxable securities	665,366	4,728	2.84		710,846	4,935	2.78
Tax-exempt securities: (2)
Other securities	123,472	852	2.76		142,899	945	2.65
Total tax-exempt securities	123,472	852	2.76		142,899	945	2.65
Interest-earning deposits and federal funds sold	61,412	248	1.62		48,718	121	0.99
Total interest-earning assets	6,130,422	65,486	4.27		5,936,129	59,319	4.00
Other assets	316,118				303,192
Total assets	$6,446,540				$6,239,321

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$219,749	304	0.55		$330,316	583	0.71
NOW accounts	1,336,873	4,416	1.32		1,340,228	2,468	0.74
Money market accounts	1,169,130	5,126	1.75		927,067	2,337	1.01
Certificate of deposit accounts	1,487,366	7,453	2.00		1,375,052	5,218	1.52
Total due to depositors	4,213,118	17,299	1.64		3,972,663	10,606	1.07
Mortgagors' escrow accounts	57,573	126	0.88		54,236	49	0.36
Total deposits	4,270,691	17,425	1.63		4,026,899	10,655	1.06
Borrowed funds	1,185,176	6,540	2.21		1,249,038	5,623	1.80
Total interest-bearing liabilities	5,455,867	23,965	1.76		5,275,937	16,278	1.23
Non interest-bearing deposits	380,825				354,149
Other liabilities	73,432				72,767
Total liabilities	5,910,124				5,702,853
Equity	536,416				536,468
Total liabilities and equity	$6,446,540				$6,239,321

Net interest income / net interest rate spread		$41,521	2.51%			$43,041	2.77%

Net interest-earning assets / net interest margin	$674,555		2.71%		$660,192		2.90%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.13	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.2 million and $0.9 million for the three months ended September 30, 2018 and 2017.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	For the nine months ended September 30,
	2018				2017
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,473,422	$143,397	4.27%		$4,287,674	$135,429	4.21%
Other loans, net	802,617	28,600	4.75		667,749	20,405	4.07
Total loans, net (1)	5,276,039	171,997	4.35		4,955,423	155,834	4.19
Taxable securities:
Mortgage-backed securities	533,394	11,061	2.76		527,890	10,122	2.56
Other securities	125,589	3,072	3.26		215,453	5,650	3.50
Total taxable securities	658,983	14,133	2.86		743,343	15,772	2.83
Tax-exempt securities: (2)
Other securities	123,882	2,562	2.76		145,058	2,897	2.66
Total tax-exempt securities	123,882	2,562	2.76		145,058	2,897	2.66
Interest-earning deposits and federal funds sold	77,983	873	1.49		66,042	403	0.81
Total interest-earning assets	6,136,887	189,565	4.12		5,909,866	174,906	3.95
Other assets	308,210				299,139
Total assets	$6,445,097				$6,209,005

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$240,234	978	0.54		$288,376	1,289	0.60
NOW accounts	1,439,997	10,928	1.01		1,474,572	7,006	0.63
Money market accounts	1,102,374	12,184	1.47		882,213	5,487	0.83
Certificate of deposit accounts	1,450,885	20,034	1.84		1,396,583	15,257	1.46
Total due to depositors	4,233,490	44,124	1.39		4,041,744	29,039	0.96
Mortgagors' escrow accounts	64,620	199	0.41		60,895	106	0.23
Total deposits	4,298,110	44,323	1.37		4,102,639	29,145	0.95
Borrowed funds	1,173,272	18,472	2.10		1,170,203	15,696	1.79
Total interest-bearing liabilities	5,471,382	62,795	1.53		5,272,842	44,841	1.13
Non interest-bearing deposits	372,257				340,221
Other liabilities	68,857				67,967
Total liabilities	5,912,496				5,681,030
Equity	532,601				527,975
Total liabilities and equity	$6,445,097				$6,209,005

Net interest income / net interest rate spread		$126,770	2.59%			$130,065	2.82%

Net interest-earning assets / net interest margin	$665,505		2.75%		$637,024		2.93%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.12	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.6 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.

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

	For the nine months ended September 30,
(In thousands)	2018	2017

Mortgage Loans

At beginning of period	$4,401,950	$4,187,818

Mortgage loans originated:
Multi-family residential	190,315	223,766
Commercial real estate	162,598	158,749
One-to-four family – mixed-use property	44,547	45,334
One-to-four family – residential	34,046	16,623
Co-operative apartments	1,500	232
Construction	30,627	7,121
Total mortgage loans originated	463,633	451,825

Mortgage loans purchased:
Multi-family residential	64,322	30,962
Commercial real estate	12,415	25,927
One-to-four family – mixed-use property	685	-
One-to-four family – residential	1,258	-
Total mortgage loans purchased	78,680	56,889

Less:
Principal and other reductions	436,674	300,897
Loans transferred to held for sale	-	30,565
Loans transferred to OREO	638	-
Sales	8,739	18,975

At end of period	$4,498,212	$4,346,095

Non-Mortgage Loans

At beginning of period	$758,286	$631,316

Other loans originated:
Small Business Administration	2,539	6,787
Commercial business	203,262	174,541
Other	1,433	1,666
Total other loans originated	207,234	182,994

Other loans purchased:
Commercial business	156,513	18,943
Total other loans purchased	156,513	18,943

Less:
Principal and other reductions	250,143	121,055
Sales	5,266	4,842
At end of period	$866,624	$707,356

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	September 30, 2018	June 30, 2018	December 31, 2017
Accrual Status:
Multi-family residential	$1,927	$2,488	$2,518
Commercial real estate	-	-	1,986
One-to-four family - mixed-use property	1,713	1,726	1,753
One-to-four family - residential	557	562	572
Commercial business and other	1,885	351	462
Total	6,082	5,127	7,291

Non-Accrual Status:
Taxi medallion	5,366	5,482	5,916
Total	5,366	5,482	5,916

Total performing troubled debt restructured	$11,448	$10,609	$13,207

During the three months ended September 30, 2018, one commercial business loan for $1.6 million became a TDR.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	September 30, 2018	June 30, 2018	December 31, 2017
Loans 90 days or more past due and still accruing:
Commercial real estate	$111	$-	$2,424
Construction	-	730	-
Total	111	730	2,424

Non-accrual loans:
Multi-family residential	862	2,165	3,598
Commercial real estate	1,398	1,448	1,473
One-to-four family - mixed-use property	795	2,157	1,867
One-to-four family - residential	6,610	6,969	7,808
Co-operative apartments	-	575	-
Small business administration	1,395	-	46
Taxi medallion	712	743	918
Commercial business and other	761	2	-
Total	12,533	14,059	15,710

Total non-performing loans	12,644	14,789	18,134

Other non-performing assets:
Other assets acquired through foreclosure	35	35	-
Total	35	35	-

Total non-performing assets	$12,679	$14,824	$18,134

Non-performing assets to total assets	0.19%	0.23%	0.29%
Allowance for loan losses to non-performing loans	160.62%	136.72%	112.23%

Included in loans over 90 days past due and still accruing was one loan for $0.1 million, one loan for $0.7 million and three loans totaling $2.4 million at September 30, 2018, June 30, 2018 and December 31, 2017, respectively, which are past their respective maturity dates and are still remitting payments. The Bank actively works with borrowers to extend the loans maturity or have the loan repaid when loans go past their contractual maturity date.

Included in non-performing loans was one multi-family loan totaling $0.4 million at September 30, 2018, June 30, 2018 and December 31, 2017 which was restructured as TDR and not performing in accordance with its restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2018 and December 31, 2017. The Company had classified other assets acquired through foreclosure totaling $35,000 at September 30, 2018 and none at December 31, 2017. The Company did not hold any criticized or classified investment securities at September 30, 2018 and December 31, 2017. Our total Criticized and Classified assets were $56.7 million at September 30, 2018, a decrease of $6.0 million from $62.7 million at December 31, 2017.

On a quarterly basis, all collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using the income approach. All taxi medallion loans are classified and impaired. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. At September 30, 2018, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 50.3%.

ALLOWANCE FOR LOAN LOSSES

The Allowance for loan losses (“ALLL”) represents the expense charged to earnings based upon management’s quarterly analysis of credit risk. The amount of the ALLL is based upon multiple factors that reflect management’s assessment of the credit quality of the loan portfolio. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes.

Management has developed a comprehensive analytical process to monitor the adequacy of the ALLL. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and GAAP. The results of this process, along with the conclusions of our independent loan review officer, support management’s assessment as to the adequacy of the ALLL at each balance sheet date. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” for a detailed explanation of management’s methodology and policy.

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

As described in Note 5 of the Notes to the Consolidated Financial Statements “Loans”, during the three months ended September 30, 2018, the Company revised its ALLL methodology to no longer segregated its loans into two portfolios based on year of origination and converged our qualitative factors. This change in methodology increased slightly the portion of the ALLL related to the loss history, while the qualitative factors decreased slightly, partially offset by growth in the loan portfolio. Charge-offs recorded in the past twelve quarters were minimal, with the exception of taxi medallion charge-offs recorded in the fourth quarter of 2017, as credit conditions have remained stable. An unallocated component is maintained as part of our ALLL to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ALLL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The impact from the above resulted in the ALLL totaling $20.3 million, a decrease of $42,000 million, or 0.2%, from December 31, 2017. Based upon management consistently applying the ALLL methodology and review of the loan portfolio, management concluded a charge to earnings to increase the ALLL was not warranted. The ALLL at September 30, 2018 and December 31, 2017, represented 0.38% and 0.39% of gross loans outstanding, respectively. The ALLL represented 160.6% of non-performing loans at September 30, 2018 compared to 112.2% at December 31, 2017.

Management recommends to the Board of Directors the amount of the ALLL quarterly. The Board of Directors approves the ALLL.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	At or for the nine months ended September 30,
(Dollars in thousands)	2018	2017

Balance at beginning of period	$20,351	$22,229

Provision for loan losses	153	3,266

Loans charged-off:
Multi-family residential	(99)	(452)
Commercial real estate	-	(4)
One-to-four family – mixed-use property	(3)	(36)
One-to-four family – residential	(1)	(170)
Small Business Administration	(196)	(89)
Taxi medallion	(393)	(54)
Commercial business and other	(29)	(48)
Total loans charged-off	(721)	(853)

Recoveries:
Multi-family residential	2	297
Commercial real estate	-	93
One-to-four family – mixed-use property	118	68
One-to-four family – residential	371	58
Small Business Administration	25	66
Commercial business and other	10	45
Total recoveries	526	627

Net charge-offs	(195)	(226)

Balance at end of period	$20,309	$25,269

Ratio of net charge-offs during the period to average loans outstanding during the period	-%	0.01%
Ratio of allowance for loan losses to gross loans at end of period	0.38%	0.50%
Ratio of allowance for loan losses to non-performing assets at end of period	160.17%	181.92%
Ratio of allowance for loan losses to non-performing loans at end of period	160.62%	181.92%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	27,893	$25.47	27,893	780,943
August 1 to August 31, 2018	225,516	25.56	225,516	555,427
September 1 to September 30, 2018	46,100	25.74	46,100	509,327
Total	299,509	25.58	299,509

During the quarter ended September 30, 2018, the Company repurchased 299,509 shares of the Company’s common stock at an average cost of $25.58 per share. On September 30, 2018, 509,327 shares may still be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated: November 8, 2018	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 8, 2018	By: /s/Susan K. Cullen
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