Form 10-K
period 2018-12-31
FLUSHING FINANCIAL CORP
filed 2019-03-01
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). X Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X Non-accelerated filer ___	Accelerated filer __ Smaller reporting company __ Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___ Yes X No

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $704,607,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $26.10.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2019 was 28,187,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2019 are incorporated herein by reference in Part III.

TABLE OF CONTENTS

i

Federal Reserve System	36
Federal Home Loan Bank System	36
Holding Company Regulations	36
Acquisition of the Holding Company	37
Consumer Financial Protection Bureau	37
Mortgage Banking and Related Consumer Protection Regulations	38
Available Information	38
Item 1A. Risk Factors	39
Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	39
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	39
Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	40
Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited	40
The Markets in Which We Operate Are Highly Competitive	40
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	41
Changes in Laws and Regulations Could Adversely Affect Our Business	41
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	41
A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	42
We May Experience Increased Delays in Foreclosure Proceedings	43
We May Need to Recognize Other-Than-Temporary Impairment Charges in the Future	43
Our Inability to Hire or Retain Key Personnel Could Adversely Affect Our Business.	43
We Are Not Required to Pay Dividends on Our Common Stock.	44
Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital	44
We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets	44
Uncertainty about the future of LIBOR may adversely affect our business	44
Item 1B. Unresolved Staff Comments	44
Item 2. Properties	44
Item 3. Legal Proceedings	44
Item 4. Mine Safety Disclosures	44
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Stock Performance Graph	47
Item 6. Selected Financial Data	48
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
General	50
Overview	50
Management Strategy	50

ii

SIGNATURES

POWER OF ATTORNEY

iii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (this “Annual Report”) relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions “Business — General — Allowance for Loan Losses” and “Business — General — Market Area and Competition” in Item 1 below, “Risk Factors” in Item 1A below, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 below, and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,”, “goals”, “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2018, the Company had total assets of $6.8 billion, deposits of $5.0 billion and stockholders’ equity of $549.5 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2018, we had gross loans outstanding of $5,536.3 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $4,638.8 million, or 83.8% of gross loans, and non-mortgage loans totaling $897.5 million, or 16.2% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which totaled 79.3% of gross loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. According to the New York Department of Labor, the unemployment rate for the New York City region improved to 4.0% at December 2018 from 4.3% at December 2017. In this economic environment, we continued to experience improvements in our non-performing loans. Non-performing loans totaled $16.3 million, $18.1 million and $21.4 million at December 31, 2018, 2017 and 2016, respectively. We had net recoveries of impaired loans in 2018 totaling $19,000 compared to net charge-offs of $11.7 million for the year ended December 31, 2017 and net recoveries of $0.7 million for the year ended December 31, 2016. Our operating results are also affected by extensions, renewals, modifications and restructuring of loans in our loan portfolio. All extensions, renewals, restructurings and modifications must be approved by either the Board of Directors of the Bank (the “Bank Board of Directors”) or its Loan Committee (the “Loan Committee”).

We obtain a reappraisal by an independent third party when a loan becomes twelve months delinquent. We generally obtain such a reappraisal for loans over 90 days delinquent when the outstanding loan balance is at least $1.0 million. We also obtain such a reappraisal when our internal valuation of a property indicates there has been a decline in value below the outstanding balance of the loan, or when a property inspection has indicated significant deterioration in the condition of the property. Such an internal valuation is prepared for a loan over 90 days delinquent.

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office is in Uniondale, New York, located in Nassau County. At December 31, 2018, the Bank operated 19 full-service offices and the Internet Branch. We have offices located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. We also maintain our executive offices in Uniondale in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 114 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2018, in these counties was approximately 0.35% of the total deposits of these FDIC insured competing financial institutions, and we are the 25th largest financial institution.1 In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

____________________

1 Per June 2018 FDIC Summary of Deposits for the New York State Counties of New York, Kings, Queens and Nassau.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans and other consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2018, we had gross loans outstanding of $5,536.3 million (before the allowance for loan losses and net deferred costs).

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,269,048	41.00%	$2,273,595	44.08%	$2,178,504	45.21%	$2,055,228	46.98%	$1,923,460	50.64%
Commercial real estate	1,542,547	27.86	1,368,112	26.51	1,246,132	25.86	1,001,236	22.90	621,569	16.36
One-to-four family - mixed-use property	577,741	10.44	564,206	10.93	558,502	11.59	573,043	13.11	573,779	15.10
One-to-four family - residential (1)	190,350	3.44	180,663	3.50	185,767	3.85	187,838	4.30	187,572	4.94
Co-operative apartment (2)	8,498	0.15	6,895	0.13	7,418	0.15	8,285	0.19	9,835	0.26
Construction	50,600	0.91	8,479	0.16	11,495	0.24	7,284	0.17	5,286	0.14
Gross mortgage loans	4,638,784	83.80	4,401,950	85.31	4,187,818	86.90	3,832,914	87.65	3,321,501	87.44
Non-mortgage loans:
Small Business Administration	15,210	0.27	18,479	0.36	15,198	0.32	12,194	0.28	7,134	0.19
Taxi medallion	4,539	0.08	6,834	0.13	18,996	0.39	20,881	0.48	22,519	0.59
Commercial business and other	877,763	15.85	732,973	14.20	597,122	12.39	506,622	11.59	447,500	11.78
Gross non-mortgage loans	897,512	16.20	758,286	14.69	631,316	13.10	539,697	12.35	477,153	12.56
Gross loans	5,536,296	100.00%	5,160,236	100.00%	4,819,134	100.00%	4,372,611	100.00%	3,798,654	100.00%
Unearned loan fees and deferred costs, net	15,188		16,763		16,559		15,368		11,719
Less: Allowance for loan losses	(20,945)		(20,351)		(22,229)		(21,535)		(25,096)
Loans, net	$5,530,539		$5,156,648		$4,813,464		$4,366,444		$3,785,277

(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2018, gross home equity loans totaled $42.4 million and condominium loans totaled $24.6 million.
(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2018	2017	2016

Mortgage Loans

At beginning of year	$4,401,950	$4,187,818	$3,832,914

Mortgage loans originated:
Multi-family residential	275,409	318,903	245,175
Commercial real estate	240,755	212,130	296,620
One-to-four family mixed-use property	73,471	65,247	62,735
One-to-four family residential	41,402	26,168	24,820
Co-operative apartment	2,448	332	470
Construction	36,155	7,847	15,772
Total mortgage loans originated	669,640	630,627	645,592

Mortgage loans purchased:
Multi-family residential	64,323	54,609	126,022
Commercial real estate	30,030	25,927	26,101
One-to-four family mixed-use property	685	-	-
One-to-four family residential	1,258	-	-
Construction	3,440	-	-
Total mortgage loans purchased	99,736	80,536	152,123

Less:
Principal reductions	523,064	445,561	434,587
Loans transferred to loans held for sale	-	30,565	-
Mortgage loan sales	8,737	19,993	7,259
Charge-offs	103	912	419
Loans transferred to ORE	638	-	-
Mortgage loan foreclosures	-	-	546

At end of year	$4,638,784	$4,401,950	$4,187,818

Non-mortgage loans

At beginning of year	$758,286	$631,316	$539,697

Loans originated:
Small Business Administration	3,843	11,559	8,447
Commercial business	280,704	198,476	290,444
Other	1,920	2,352	1,738
Total other loans originated	286,467	212,387	300,629

Non-mortgage loans purchased:
Commercial business	194,948	115,920	34,594
Total non-mortgage loans purchased	194,948	115,920	34,594

Less:
Non-mortgage loan sales	5,266	4,842	3,211
Principal reductions	336,094	184,935	239,653
Charge-offs	829	11,560	740

At end of year	$897,512	$758,286	$631,316

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2018. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
			One-to-four
			family	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family	Co-operative		Small Business	Taxi	business
(In thousands)	residential	real estate	property	residential	apartment	Construction	Administration	Medallion	and other	Total loans
Amounts due within one year	$216,335	$211,655	$31,691	$6,640	$280	$12,387	$1,863	$4,130	$282,294	$767,275
Amounts due after one year:
One to two years	199,705	164,159	31,212	6,803	287	7,171	1,235	409	156,305	567,286
Two to three years	197,466	149,992	31,584	6,939	299	4,160	1,193	-	132,809	524,442
Three to five years	196,149	145,514	32,262	7,186	309	4,427	1,196	-	103,373	490,416
Over five years	1,459,393	871,227	450,992	162,782	7,323	22,455	9,723	-	202,982	3,186,877
Total due after one year	2,052,713	1,330,892	546,050	183,710	8,218	38,213	13,347	409	595,469	4,769,021
Total amounts due	$2,269,048	$1,542,547	$577,741	$190,350	$8,498	$50,600	$15,210	$4,539	$877,763	$5,536,296
Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$291,845	$82,230	$118,968	$27,279	$1,215	$-	$2,208	$409	$259,291	$783,445
Adjustable rate loans	1,760,868	1,248,662	427,082	156,431	7,003	38,213	11,139	-	336,178	3,985,576
Total loans due after one year	$2,052,713	$1,330,892	$546,050	$183,710	$8,218	$38,213	$13,347	$409	$595,469	$4,769,021

Multi-Family Residential Lending. Loans secured by multi-family residential properties were $2,269.0 million, or 41.00% of gross loans at December 31, 2018. Our multi-family residential mortgage loans had an average principal balance of $1.0 million at December 31, 2018, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $29.3 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2018, $1,928.4 million, or 84.99%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $281.8 million, $298.5 million and $330.6 million during 2018, 2017 and 2016, respectively.

At December 31, 2018, $340.6 million, or 15.01%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $57.9 million, $75.0 million and $40.6 million of fixed-rate multi-family mortgage loans in 2018, 2017 and 2016, respectively.

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,542.5 million, or 27.86% of gross loans, at December 31, 2018. Our commercial real estate mortgage loans are secured by properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers and warehouses. At December 31, 2018, our commercial real estate mortgage loans had an average principal balance of $2.1 million and the largest of such loans, which is secured by a multi-tenant shopping center, had a principal balance of $40.3 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $10.0 million.

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

At December 31, 2018, $1,414.0 million, or 91.67%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $243.6 million, $219.6 million and $293.9 million during 2018, 2017 and 2016, respectively.

At December 31, 2018, $128.5 million, or 8.33%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $27.2 million, $18.5 million and $28.8 million of fixed-rate commercial mortgage loans in 2018, 2017 and 2016, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $577.7 million, or 10.44% of gross loans, at December 31, 2018.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2018, $444.7 million, or 76.97%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $34.5 million, $47.9 million and $72.4 million during 2018, 2017 and 2016, respectively.

At December 31, 2018, $133.1 million, or 23.03%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $39.7 million, $17.3 million and $15.6 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2018, 2017 and 2016, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $198.8 million, or 3.59% of gross loans, at December 31, 2018.

We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

At December 31, 2018, $168.1 million, or 84.53%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $40.8 million, $24.4 million and $24.3 million during 2018, 2017 and 2016, respectively.

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

At December 31, 2018, $30.8 million, or 15.47%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $4.3 million, $2.1 million and $0.9 million in 15-year fixed-rate residential mortgages in 2018, 2017 and 2016, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2018, 2017 and 2016.

At December 31, 2018, home equity loans totaled $42.4 million, or 0.77%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2018, construction loans totaled $50.6 million, or 0.91%, of gross loans. Our construction loans primarily are adjustable rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and owner-occupied commercial properties. We also, to a limited extent, finance the construction of commercial properties. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We made construction loans of $39.6 million, $7.8 million and $15.8 million during 2018, 2017 and 2016, respectively.

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

Small Business Administration Lending. At December 31, 2018, SBA loans totaled $15.2 million, representing 0.27%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $3.8 million, $11.6 million and $8.4 million of SBA loans during 2018, 2017 and 2016, respectively.

Taxi Medallion. At December 31, 2018, taxi medallion loans consisted of loans made primarily to New York City taxi medallion owners and to a lesser extent Chicago taxi medallion owners, which are secured by liens on the taxi medallions, totaling $4.5 million, or 0.08%, of gross loans. In 2015, we decided to no longer originate or purchase taxi medallion loans.

Commercial Business and Other Lending. At December 31, 2018, commercial business and other loans totaled $877.8 million, or 15.85%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $475.7 million, $314.4 million and $325.0 million of commercial business loans during 2018, 2017 and 2016, respectively.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $1.9 million, $2.4 million and $1.7 million of other loans during 2018, 2017 and 2016, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

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

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishing loan approval requirements for our various types of loan products. Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the Senior Executive Vice President, the Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans in excess of $750,000 up to $2.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee and the Director’s Loan Committee. The Director’s Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $2.5 million. Pursuant to our Commercial Real Estate Lending Policy, loans secured by commercial real estate and multi-family residential properties up to $2.0 million are approved by the Executive Vice President of Commercial Real Estate and the Senior Executive Vice President, Chief of Real Estate Lending and then ratified by the Management Loan Committee and/or the Director’s Loan Committee. Loans provided in excess of $2.0 million and up to and including $5.0 million must be submitted to the Management Loan Committee for final approval and then to the Director’s Loan Committee and/or Board of Directors for ratification. Loans in excess of $5.0 million and up to and including $25.0 million must be submitted to the Director’s Loan Committee and/ or the Board of Directors for approval. Loan amounts in excess of $25.0 million must be approved by the Board of Directors.

In accordance with our Business Credit Policy Commercial business and other loans require two signatures from the Business Loan Committee for approval. All commercial business loans and SBA loans up to $2.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Commercial business loans and SBA loans in excess of $2.5 million up to $5.0 million must be approved by the Management Loan Committee and ratified by the Director’s Loan Committee. Loans in excess of $5.0 million must be submitted to the Director’s Loan Committee and/ or the Board of Directors for approval.

Our Construction Loan Policy requires construction loans up to and including $1.0 million must be approved by the Senior Executive Vice President, Chief of Real Estate Lending and the Executive Vice President of Commercial Real Estate, and ratified by the Management Loan Committee or the Director’s Loan Committee. Such loans in excess of $2.0 million up to and including $5.0 million require the same officer approvals, approval of the Management Loan Committee, and ratification of the Director’s Loan Committee or the Bank Board of Directors. Construction loans in excess of $25.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Bank Board of Directors. Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Bank Board of Directors.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $99.1 million at December 31, 2018. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.” However, it is currently our policy not to extend such additional credit. At December 31, 2018, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and commercial business loans with an aggregate principal balance of $83.1 million, $80.2 million and $66.4 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2018, we were servicing $36.5 million of mortgage loans and $18.4 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. On mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2018 and 2017, we held $856.8 million and $811.5 million, respectively, of loans that were serviced by others.

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

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2018, there were no loans past due 90 days or more that were still accruing interest.

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

The following tables show delinquent and non-performing loans sold during the period indicated:

	For the years ended December 31,
(Dollars in thousands)	2018	2017	2016

Count	12	17	26

Proceeds	$8,739	$6,217	$7,965
Net (charge-offs) recoveries	68	(37)	48
Gross gains	38	415	265
Gross losses	263	-	-

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

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(In thousands)	2018	2017	2016	2015	2014
Accrual Status:
Multi-family residential	$1,916	$2,518	$2,572	$2,626	$3,035
Commercial real estate	-	1,986	2,062	2,371	2,373
One-to-four family - mixed-use property	1,692	1,753	1,800	2,052	2,381
One-to-four family - residential	552	572	591	343	354
Small business administration	-	-	-	34	-
Taxi medallion	-	-	9,735	-	-
Commercial business and other	279	462	420	2,083	2,249
Total	4,439	7,291	17,180	9,509	10,392

Non-Accrual Status:
Commercial business and other	-	-	255	-	-
Taxi medallion	3,926	5,916	-	-	-
Total	3,926	5,916	255	-	-

Total performing troubled debt restructured	$8,365	$13,207	$17,435	$9,509	$10,392

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2018, there were two loans totaling $1.8 million which were restructured as TDR not performing in accordance with its restructured terms. At December 31, 2017, there was one loan for $0.4 million which was restructured as TDR which was not performing in accordance with its restructured terms.

Delinquent Loans and Non-performing Assets. We generally discontinue accruing interest on delinquent loans when a loan is 90 days past due. At that time, previously accrued but uncollected interest is reversed from income. Loans in default 90 days or more as to their maturity date but not their payments, however, continue to accrue interest as long as the borrower continues to remit monthly payments.

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2018, 2017 and 2016, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.0 million, $1.1 million and $1.5 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014

Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$-	$-	$233	$676
Commercial real estate	-	2,424	-	1,183	820
One-to-four family mixed-use property	-	-	386	611	405
One-to-four family - residential	-	-	-	13	14
Construction	-	-	-	1,000	-
Commercial Business and other	-	-	-	220	386
Total	-	2,424	386	3,260	2,301
Non-accrual mortgage loans:
Multi-family residential	2,410	3,598	1,837	3,561	6,878
Commercial real estate	1,379	1,473	1,148	2,398	5,689
One-to-four family mixed-use property	928	1,867	4,025	5,952	6,936
One-to-four family residential	6,144	7,808	8,241	10,120	11,244
Total	10,861	14,746	15,251	22,031	30,747
Non-accrual non-mortgage loans:
Small Business Administration	1,267	46	1,886	218	-
Taxi medallion(1)	613	918	3,825	-	-
Commercial business and other	3,512	-	68	568	1,143
Total	5,392	964	5,779	786	1,143

Total non-accrual loans	16,253	15,710	21,030	22,817	31,890

Total non-performing loans	16,253	18,134	21,416	26,077	34,191
Other non-performing assets:
Real Estate Owned	-	-	533	4,932	6,326
Other assets acquired through foreclosure	35	-	-	-	-
Total	35	-	533	4,932	6,326

Total non-performing assets	$16,288	$18,134	$21,949	$31,009	$40,517

Non-performing loans to gross loans	0.29%	0.35%	0.44%	0.60%	0.90%
Non-performing assets to total assets	0.24%	0.29%	0.36%	0.54%	0.80%

(1)	Not included in the above analysis are non-accrual TDR taxi medallion loans totaling $3.9 million and $5.9 million for the years ended December 31, 2018 and 2017, respectively.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2018		December 31, 2017
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$339	$1,887	$279	$2,533
Commercial real estate	-	379	2,197	1,680
One-to-four family - mixed-use property	322	1,003	860	1,570
One-to-four family - residential	-	1,564	680	1,921
Construction	730	-	-	-
Small Business Administration	68	4	-	-
Commercial business and other	281	2,076	-	2
Total	$1,740	$6,913	$4,016	$7,706

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2018 and 2017, we did not own any OREO properties. At December 31, 2016, we owned one OREO property with a fair value of $0.5 million.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the year ended December 31, 2018, we foreclosed on one residential real estate property for $0.6 million. During the year ended December 31, 2017 we did not foreclose on any consumer mortgages through in-substance repossession. We did not hold any foreclosed residential real estate at December 31, 2018 and 2017. Included within net loans as of December 31, 2018 and 2017, was a recorded investment of $7.2 million and $10.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our Criticized and Classified Assets totaled $53.0 million at December 31, 2018, a decrease of $9.7 million from $62.7 million at December 31, 2017.

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2018:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$2,498	$4,166	$-	$-	$6,664
Commercial real estate	381	4,051	-	-	4,432
One-to-four family - mixed-use property	1,199	2,034	-	-	3,233
One-to-four family - residential	557	6,665	-	-	7,222
Construction	730	-	-	-	730
Small Business Administration	481	139	-	-	620
Taxi medallion	-	4,539	-	-	4,539
Commercial business and other	730	21,348	3,512	-	25,590
Total	$6,576	$42,942	$3,512	$-	$53,030

The following table sets forth the Bank's Criticized and Classified assets at December 31, 2017:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$6,389	$4,793	$-	$-	$11,182
Commercial real estate	2,020	8,871	-	-	10,891
One-to-four family - mixed-use property	2,835	3,691	-	-	6,526
One-to-four family - residential	2,076	9,115	-	-	11,191
Small Business Administration	548	108	-	-	656
Taxi medallion	-	6,834	-	-	6,834
Commercial business and other	14,859	545	-	-	15,404
Total	$28,727	$33,957	$-	$-	$62,684

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

In prior years we segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. That segregation was based on changes made in our underwriting standards during 2009. For the 2018 ALL calculation, however, we decided to no longer segregate loans by origination year and to collapse the two portfolios. Management based this decision on the age of the older portfolio which represented approximately 11% of the total loan portfolio and in which most losses have already been identified and incurred. In connection with this change in methodology we also combined the economic factors used to calculate the qualitative component of the ALL. The combined impact of these changes in methodology reduced the ALL by approximately $0.2 million from what would have been recorded if we had not changed our methodology. Additionally, during 2018 we updated our methodology by expanding the look-back period of historical losses used in the calculation of the quantitative component of the allowance from three years to five years and incorporated recoveries into our loss history. The increase in the look-back period from three years to five years allows for more observation points and better reflects the likelihood of losses inherent in the loan portfolio, as it is more reflective of the current economic environment. We believe the addition of recoveries net of historical losses used in the look-back period is consistent with industry best practice. The impact of these change resulted in an increase of $0.6 million in the ALL at December 31, 2018.

The determination of the amount of the ALL includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained. The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The 85% is based on the actual net proceeds the Bank has received from the sale of OREO as a percentage of OREO’s appraised value. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. All taxi medallion loans are classified as impaired at December 31, 2018. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Our Board of Directors reviews and approves the adequacy of the ALL on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. Non-performing loans totaled $16.3 million and $18.1 million at December 31, 2018 and 2017, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2018, the outstanding principal balance of our non-performing loans was 34.9% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net recoveries of $19,000 and net charge-offs of $11.7 million during the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, we recorded a provision for loan losses totaling $0.6 million compared to $9.9 million provision recorded for the year ended December 31, 2017 and none for the year ended December 31, 2016. The charge-offs and provision for loan losses recorded in the year ended December 31, 2017, were primarily the result of a reduction in the fair value of the underlying collateral of our taxi medallion portfolio. Management has concluded, and the Board of Directors has concurred, that at December 31, 2018, the allowance was sufficient to absorb losses inherent in our loan portfolio.

During 2018, the portion of the ALL related to the loss history decreased slightly, primarily due to the addition of recoveries in the calculation, partially offset by an increase in the look-back period and growth in the loan portfolio. During 2018, the portion of the ALL related to qualitative factors increased primarily due to growth in the loan portfolio. The impact from the above resulted in the ALL totaling $20.9 million, an increase of $0.6 million, or 2.9% from December 31, 2017. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings was warranted to maintain the balance of the ALL at the appropriate level. The ALL at December 31, 2018, represented 0.38% of gross loans outstanding as compared to 0.39% of gross loans outstanding at December 31, 2017. The ALL represented 128.9% of non-performing loans at December 31, 2018 compared to 112.2% at December 31, 2017.

Many factors may require additions to the ALL in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the ALL includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2018, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 80.2% of our gross loans. The greater risk associated with these loans, as well as commercial business loans, could require us to increase our provisions for loan losses and to maintain an ALL as a percentage of total loans that is in excess of the allowance we currently maintain. Provisions for loan losses are charged against net income. See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our ALL.

	At and for the years ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014

Balance at beginning of year	$20,351	$22,229	$21,535	$25,096	$31,776

Provision (benefit) for loan losses	575	9,861	-	(956)	(6,021)

Loans charged-off:
Multi-family residential	(99)	(454)	(161)	(474)	(1,161)
Commercial real estate	-	(4)	-	(32)	(325)
One-to-four family mixed-use property	(3)	(39)	(144)	(592)	(423)
One-to-four family residential	(1)	(415)	(114)	(342)	(103)
SBA	(392)	(212)	(529)	(34)	(49)
Taxi medallion	(393)	(11,283)	(142)	-	-
Commercial business and other loans	(44)	(65)	(69)	(2,371)	(381)
Total loans charged-off	(932)	(12,472)	(1,159)	(3,845)	(2,442)

Recoveries:
Mortgage loans	711	595	1,493	888	1,515
SBA, commercial business and other loans	97	138	360	352	268
Taxi medallion	143	-	-	-	-
Total recoveries	951	733	1,853	1,240	1,783

Net (charge-offs) recoveries	19	(11,739)	694	(2,605)	(659)

Balance at end of year	$20,945	$20,351	$22,229	$21,535	$25,096

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.00%	0.24%	(0.02%)	0.06%	0.02%
Ratio of allowance for loan losses to gross loans at end of the year	0.38%	0.39%	0.46%	0.49%	0.66%
Ratio of allowance for loan losses to non-performing loans at the end of the year	128.87%	112.23%	103.80%	82.58%	73.40%
Ratio of allowance for loan losses to non-performing assets at the end of the year	128.60%	112.23%	101.28%	69.45%	61.94%

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

	At December 31,
	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
	(Dollars in thousands)
Mortgage loans:
Multi-family residential	$5,676	41.00%	$5,823	44.08%	$5,923	45.21%	$6,718	46.98%	$8,827	50.64%
Commercial real estate	4,315	27.86	4,643	26.51	4,487	25.86	4,239	22.90	4,202	16.36
One-to-four family mixed-use property	1,867	10.44	2,545	10.93	2,903	11.59	4,227	13.11	5,840	15.10
One-to-four family residential	749	3.44	1,082	3.50	1,015	3.85	1,227	4.30	1,690	4.94
Co-operative apartment	-	0.15	-	0.13	-	0.15	-	0.19	-	0.26
Construction	329	0.91	68	0.16	92	0.24	50	0.17	42	0.14
Gross mortgage loans	12,936	83.80	14,161	85.31	14,420	86.90	16,461	87.65	20,601	87.44
Non-mortgage loans:
Small Business Administration	418	0.27	669	0.36	481	0.32	262	0.28	279	0.19
Taxi medallion	-	0.08	-	0.13	2,243	0.39	343	0.48	11	0.59
Commercial business and other	7,591	15.85	5,521	14.20	4,492	12.39	4,469	11.59	4,205	11.78
Gross non-mortgage loans	8,009	16.20	6,190	14.69	7,216	13.10	5,074	12.35	4,495	12.56
Unallocated	-	-	-	-	593	-	-	-	-	-
Total loans	$20,945	100.00%	$20,351	100.00%	$22,229	100.00%	$21,535	100.00%	$25,096	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt at December 31, 2018 and 2017.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option, totaling $13.8 million at December 31, 2018. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in accumulated other comprehensive loss (a separate component of equity), net of taxes. Securities held-to-maturity are carried at their cost basis. At December 31, 2018, we had $822.7 million in securities available for sale and $32.0 million in securities held-to-maturity, which together represented 12.51% of total assets. These securities had an aggregate market value at December 31, 2018 that was approximately 1.5 times the amount of our equity at that date.

There were no credit related other-than-temporary impairment charges recorded during the years ended December 31, 2018, 2017 and 2016. As a result of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. (See Notes 6 and 18 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value.

	At December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Securities held-to-maturity
Bonds and other debt securities:
Municipal securities	$24,065	$22,508	$22,913	$21,889	$37,735	$35,408
Total bonds and other debt securities	24,065	22,508	22,913	21,889	37,735	35,408

Mortgage-backed securities:
FNMA	7,953	7,366	7,973	7,810	-	-
Total mortgage-backed securities	7,953	7,366	7,973	7,810	-	-

Total securities held-to-maturity	32,018	29,874	30,886	29,699	37,735	35,408

Securities available for sale
Bonds and other debt securities:
Municipal securities	46,231	46,574	101,680	103,199	124,984	126,903
Corporate debentures	130,000	118,535	110,000	102,767	110,000	102,910
Collateralized loan obligations	88,396	86,751	10,000	10,053	85,470	86,365
Total bonds and other debt securities	264,627	251,860	221,680	216,019	320,454	316,178

Mutual funds	11,586	11,586	11,575	11,575	21,366	21,366

Equity securities:
Common stock	1,256	1,256	1,110	1,110	1,019	1,019
Preferred stock	-	-	-	-	6,344	6,342
Total equity securities	1,256	1,256	1,110	1,110	7,363	7,361

Mortgage-backed securities:
REMIC and CMO	382,632	376,340	328,668	325,302	402,636	401,370
GNMA	785	826	1,016	1,088	1,319	1,427
FNMA	94,069	91,693	136,198	135,474	109,493	108,351
FHLMC	90,377	89,094	48,103	47,786	5,378	5,328
Total mortgage-backed securities	567,863	557,953	513,985	509,650	518,826	516,476

Total securities available for sale	845,332	822,655	748,350	738,354	868,009	861,381

Interest-earning deposits and Federal funds sold	105,761	105,761	39,362	39,362	25,771	25,771

Total	$983,111	$958,290	$818,598	$807,415	$931,515	$922,560

Mortgage-backed securities. At December 31, 2018, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $565.3 million, of which $1.9 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2018	2017	2016
	(In thousands)

Balance at beginning of year	$509,650	$516,476	$668,740

Purchases of mortgage-backed securities	196,405	151,692	90,572

Amortization of unearned premium, net of accretion of unearned discount	(1,419)	(1,593)	(2,086)

Net change in unrealized losses on mortgage-backed securities available for sale	(5,575)	(1,985)	(2,180)

Net realized losses recorded on mortgage-backed securities carried at fair value	(89)	(25)	(33)

Sales of mortgage-backed securities	(67,047)	(78,685)	(126,045)

Principal repayments received on mortgage-backed securities	(73,972)	(76,230)	(112,492)

Net increase (decrease) in mortgage-backed securities	48,303	(6,826)	(152,264)

Balance at end of year	$557,953	$509,650	$516,476

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2018. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield
	(Dollars in thousands)
Securities held-to-maturity
Bonds and other debt securities:
Municipal securities	$2,568	2.60%	$-	-%	$-	-%	$21,497	3.27%	21.72	$24,065	$22,508	3.20%
Total bonds and other debt securities	2,568	2.60	-	-	-	-	21,497	3.27	21.72	24,065	22,508	3.20
Mortgage-backed securities:
FNMA	-	-	-	-	-	-	7,953	3.28	14.34	7,953	7,366	3.28
Total mortgage-backed securities	-	-	-	-	-	-	7,953	3.28	14.34	7,953	7,366	3.28
Securities available for sale
Bonds and other debt securities:
Municipal securities	-	-	-	-	1,087	4.49	45,144	5.03	16.51	46,231	46,574	5.02
Corporate debentures	-	-	-	-	130,000	3.28	-	-	7.90	130,000	118,535	3.28
CLO	-	-	-	-	-	-	88,396	4.25	11.94	88,396	86,751	4.25
Total bonds and other debt securities	-	-	-	-	131,087	3.29	133,540	4.51	10.75	264,627	251,860	3.91
Mutual funds	11,586	2.31	-	-	-	-	-	-	-	11,586	11,586	2.31
Equity securities:
Common stock	-	-	-	-	-	-	1,256	6.07	-	1,256	1,256	6.07
Total equity securities	-	-	-	-	-	-	1,256	6.07	-	1,256	1,256	6.07
Mortgage-backed securities:
REMIC and CMO	-	-	145	4.08	-	-	382,487	3.20	28.11	382,632	376,340	3.20
GNMA	-	-	-	-	180	7.47	605	5.57	15.95	785	826	6.01
FNMA	-	-	9,302	3.76	86	5.60	84,681	3.37	24.29	94,069	91,693	3.41
FHLMC	-	-	104	6.70	21	3.95	90,252	3.73	21.24	90,377	89,094	3.73
Total mortgage-backed securities	-	-	9,551	3.80	287	6.65	558,025	3.31	26.37	567,863	557,953	3.32
Interest-earning deposits	105,761	2.40	-	-	-	-	-	-	-	105,761	105,761	2.40
Total	$119,915	2.40%	$9,551	3.80%	$131,374	3.30%	$722,271	3.54%	21.63	$983,111	$958,290	3.36%

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

In addition to our full-service offices we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2018 and 2017, total deposits at our Internet Branch were $450.9 million and $401.0 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2018 and 2017, total deposits in our government banking unit totaled $1,339.7 million and $1,133.3 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2018 of $575.3 million. During the year ended December 31, 2018, the cost of our interest-bearing due to depositors’ accounts increased 50 basis points to 1.50% from 1.00% for the year ended December 31, 2017. This increase in the cost of deposits was primarily due to increases in the cost of money market, NOW accounts and certificate of deposits of 71 basis points, 46 basis points and 43 basis points, respectively. The increase in the cost of deposits was primarily due to an increase in the rates we pay on some of our products to maintain competitive in our market. While we are unable to predict the direction of future interest rate changes, if interest rates continue to rise during 2019, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2019, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) totaling $862.4 million, $681.2 million and $648.1 million at December 31, 2018, 2017 and 2016, respectively.

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. At times, we also utilized brokers to obtain money market deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through a Certificate of Deposit Account Registry Service (“CDARS®”) and through an Insured Cash Sweep service (“ICS”). CDARS® and ICS are deposit placement services. These networks arrange for placement of funds into certificate of deposit accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits, such as CDARS and ICS, held by an FDIC-insured depository institution brokered deposits. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source. We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in an ICS brokered money market product which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2018 and 2017, the Bank held ICS deposits totaling $684.0 million and $639.5 million, respectively. At December 31, 2018, we had $301.7 million classified as brokered deposits.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2018			2017			2016
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)

Savings accounts	$210,022	4.23%	0.72%	$290,280	6.62%	0.64%	$254,283	6.05%	0.48%
NOW accounts (9)	1,300,852	26.22	1.53	1,333,232	30.42	0.83	1,362,484	32.40	0.59
Demand accounts (10)	413,747	8.34	-	385,269	8.79	-	333,163	7.92	-
Mortgagors' escrow deposits	44,861	0.90	0.23	42,606	0.97	0.25	40,216	0.96	0.22
Total	1,969,482	39.70	1.10	2,051,387	46.80	0.65	1,990,146	47.32	0.47

Money market accounts (8)	1,427,992	28.79	1.93	979,958	22.36	1.05	843,370	20.05	0.67

Certificate of deposit accounts
with original maturities of:
Less than 6 Months (2)	67,472	1.36	2.05	113,306	2.59	1.30	31,432	0.75	0.64
6 to less than 12 Months (3)	72,928	1.47	2.25	8,201	0.19	0.14	53,222	1.27	0.99
12 to less than 30 Months (4)	1,003,206	20.22	2.07	679,966	15.51	1.41	588,751	14.00	1.18
30 to less than 48 Months (5)	126,041	2.54	2.16	163,739	3.74	1.51	281,454	6.69	1.26
48 to less than 72 Months (6)	264,237	5.33	2.08	350,719	8.00	1.87	369,630	8.79	1.83
72 Months or more (7)	29,426	0.59	3.07	36,002	0.82	2.92	47,626	1.13	2.86
Total certificate of deposit accounts	1,563,310	31.51	2.10	1,351,933	30.84	1.57	1,372,115	32.63	1.41

Total deposits (1)	$4,960,784	100.00%	1.65%	$4,383,278	100.00%	1.02%	$4,205,631	100.00%	0.82%

(1)	Included in the above balances are IRA and Keogh deposits totaling $68.5 million, $65.5 million and $69.3 million at December 31, 2018, 2017 and 2016, respectively.
(2)	Includes brokered deposits of $65.6 million, $111.9 million and $29.1 million at December 31, 2018, 2017 and 2016, respectively.
(3)	There were no brokered deposits in this category at December 31, 2018, 2017 and 2016.
(4)	Includes brokered deposits of $116.9 million, $74.3 million and $84.0 million at December 31, 2018, 2017 and 2016, respectively.
(5)	Includes brokered deposits of $54.4 million, $88.6 million and $229.5 million at December 31, 2018, 2017 and 2016, respectively.
(6)	Includes brokered deposits of $64.7 million, $103.1 million and $113.0 million at December 31, 2018, 2017 and 2016, respectively.
(7)	Includes brokered deposits of $0.1 million, $2.5 million and $3.1 million at December 31, 2018, 2017 and 2016, respectively.
(8)	Includes brokered deposits of $704.9 million and $655.0 million at December 31, 2017, 2016, respectively. There were no brokered deposits in this category at December 31, 2018.
(9)	There were no brokered deposits in this category at December 31, 2018, 2017 and 2016.
(10)	Includes brokered deposits of $4.7 million and $1.1 million at December 31, 2017 and 2016, respectively. There were no brokered deposits in this category at December 31, 2018.
26

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at the periods indicated:

				At December 31, 2018
	At December 31,			Within	One to
	2018	2017	2016	One Year	Three Years	Thereafter
	(In thousands)
Interest rate:
1.99% or less(1)	$535,127	$1,051,876	$1,107,882	$432,408	$93,369	$9,350
2.00% to 2.99%(2)	971,812	272,475	237,122	584,770	359,173	27,869
3.00% to 3.99%(3)	56,371	27,582	27,111	-	30,815	25,556
Total	$1,563,310	$1,351,933	$1,372,115	$1,017,178	$483,357	$62,775

(1)	Includes brokered deposits of $76.8 million, $364.2 million and $442.4 million at December 31, 2018, 2017 and 2016, respectively.
(2)	Includes brokered deposits of $224.9 million, $16.2 million and $16.4 million at December 31, 2018, 2017 and 2016, respectively.
(3)	There were no brokered deposits in this category at December 31, 2018, 2017 and 2016.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2018 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$143,200	1.85%
Over three through six months	216,743	1.99
Over six through 12 months	213,892	2.15
Over 12 months	288,567	2.43
Total	$862,402	2.16%

The above table does not include brokered deposits issued in $1,000 amounts under a master certificate of deposit totaling $301.7 million with a weighted average rate of 2.09%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2018	2017	2016
	(In thousands)
Net deposits	$512,558	$136,740	$278,793
Amortization of premiums, net	451	588	747
Interest on deposits	64,497	40,319	33,350
Net increase in deposits	$577,506	$177,647	$312,890

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2018			2017			2016

		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost
	(Dollars in thousands)

Savings accounts	$233,392	4.93%	0.59%	$292,887	6.59%	0.62%	$260,948	6.35%	0.47%
NOW accounts	1,407,945	29.73	1.13	1,444,944	32.49	0.67	1,496,712	36.41	0.53
Demand accounts	380,889	8.04	-	348,518	7.84	-	305,096	7.42	-
Mortgagors' escrow deposits	66,255	1.40	0.32	61,962	1.39	0.23	56,152	1.37	0.20
Total	2,088,481	44.10	0.84	2,148,311	48.31	0.54	2,118,908	51.55	0.44

Money market accounts	1,164,505	24.59	1.61	908,025	20.42	0.90	581,390	14.15	0.62

Certificate of deposit accounts	1,483,026	31.31	1.91	1,390,491	31.27	1.48	1,409,772	34.30	1.46
Total deposits	$4,736,012	100.00%	1.36%	$4,446,827	100.00%	0.91%	$4,110,070	100.00%	0.81%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. In 2016, the Company issued subordinated debt with an aggregated principal amount of $75.0 million, receiving net proceeds totaling $73.4 million. The subordinated debt was issued at 5.25% fixed-to-floating rate maturing in 2026. The debt is callable at par quarterly through its maturity date beginning December 15, 2021.

In late 2017, the Company entered into forward interest rate swaps (the “Swaps”) with a notional amount of $441.5 million. These Swaps have five year terms and were entered to mitigate the impact interest rate increases have on our cost of funds. At December 31, 2018 and 2017, the Swaps had an average cost of 2.33% and 1.98%, respectively.

The average cost of borrowings was 2.16%, 1.81% and 1.67% for the years ended December 31, 2018, 2017 and 2016, respectively. The average balances of borrowings were $1,162.4 million, $1,169.8 million and $1,231.0 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$-	$-	$64,087
Maximum amount outstanding at any month
end during the period	-	-	116,000
Balance outstanding at the end of period	-	-	-
Weighted average interest rate during the period	-%	-%	3.26%
Weighted average interest rate at end of period	-	-	-

FHLB-NY Advances
Average balance outstanding	$1,046,504	$1,058,466	$1,123,411
Maximum amount outstanding at any month
end during the period	1,137,318	1,317,087	1,337,265
Balance outstanding at the end of period	1,134,994	1,198,968	1,159,190
Weighted average interest rate during the period	1.77%	1.38%	1.46%
Weighted average interest rate at end of period	2.09	1.49	1.17

Other Borrowings
Average balance outstanding	$115,925	$111,325	$43,516
Maximum amount outstanding at any month
end during the period	115,849	110,685	107,373
Balance outstanding at the end of period	115,849	110,685	107,373
Weighted average interest rate during the period	5.66%	5.86%	4.76%
Weighted average interest rate at end of period	5.59	5.18	5.02

Total Borrowings
Average balance outstanding	$1,162,429	$1,169,791	$1,231,014
Maximum amount outstanding at any month
end during the period	1,250,843	1,427,772	1,560,639
Balance outstanding at the end of period	1,250,843	1,309,653	1,266,563
Weighted average interest rate during the period	2.16%	1.81%	1.67%
Weighted average interest rate at end of period	2.41	1.80	1.53

Subsidiary Activities

At December 31, 2018, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had three wholly owned subsidiaries: FSB Properties Inc., Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

•	FSB Properties Inc., which is incorporated in the State of New York, was formed in 1976 with the original purpose of engaging in joint venture real estate equity investments. These activities were discontinued in 1986 and no joint venture property remains. FSB Properties Inc. is currently used solely to hold title to real estate owned that is obtained via foreclosure.

•	Flushing Preferred Funding Corporation, which is incorporated in the State of Delaware, was formed in 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets. It also is available as an additional vehicle for access by the Company to the capital markets for future opportunities.

•	Flushing Service Corporation, which is incorporated in the State of New York, was formed in 1998 to market insurance products and mutual funds.

Personnel

At December 31, 2018, we had 456 full-time employees and 24 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 745,477 shares are available for future issuance under the 2014 Omnibus Plan at December 31, 2018.

For additional information concerning this plan, see “Note 11 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

REGULATION

General

The Bank is a New York State-chartered commercial bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is subject to extensive regulation and supervision by the New York State Department of Financial Services (“NYDFS”), as its chartering agency, by the FDIC, as its insurer of deposits, and to a lesser extent by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2011 to implement and enforce consumer protection laws applying to banks. The Bank must file reports with the NYDFS, the FDIC, and the CFPB concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Bank is periodically examined by the NYDFS and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank and its operations, and the Company’s shareholders. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.

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

The Basel III Capital Rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2018, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

Together with the FDIC, the Federal Reserve has issued proposed rules that would simplify the capital treatment of certain capital deductions and adjustments, and the final phase-in period for these capital deductions and adjustments has been indefinitely delayed. In addition, in December 2018, the federal banking agencies finalized rules that would permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule on retained earnings over a period of three years.

Economic Growth, Regulatory Relief, and Consumer Protection Act

The Economic Growth, Regulatory Relief, and Consumer Protection Act (The “Economic Growth Act”), which was signed into law on May 24, 2018, scales back certain requirements of the Dodd-Frank Act and provides other regulatory relief. Title II of the Economic Growth Act provides regulatory relief to community banks, which are generally characterized in the statute as banking organizations with less than $10 billion in total consolidated assets and with limited trading activities. The Economic Growth Act requires the federal banking agencies to develop a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A financial institution can elect to be subject to this new definition. The federal banking agencies must set the minimum capital for this ratio at not less than 8% and not more than 10%. A community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under the statutes that provide for prompt corrective action classifying insured depository institutions into five categories based on their relative capital levels. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. See “FDIC Regulations – Prompt Corrective Regulatory Action.”

The Truth in Lending Act (“TILA”) is the commonly used name for Title I of the Consumer Credit Protection Act, passed by Congress in 1968, which is the consumer protection law specifying what information lenders must share with borrowers before giving them a loan or line of credit. This information includes the annual percentage rate, loan terms, and total cost of the loan. Section 101 of the Economic Growth Act amends the TILA to add a safe harbor for "plain vanilla" mortgage loans originated by banking organizations and credit unions with less than $10 billion in total consolidated assets under existing qualified mortgage and ability to pay rules. This amendment would allow community banks to exercise greater discretion in lending decisions.

Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” generally prohibits insured depository institutions and any company affiliated with an insured depository institution from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring, or having certain relationships with a hedge fund or private equity fund. These prohibitions are subject to a number of statutory exemptions, restrictions, and definitions. Under the Economic Growth Act, community banks are now exempt from the Volcker Rule and its proprietary trading prohibitions.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations. At December 31, 2018, the Bank’s largest aggregate amount of loans to one borrower was $83.1 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

Governance: The regulation requires senior management and boards of directors must adopt a cybersecurity policy for protecting information systems and most sensitive information. Covered companies must also designate a Chief Information Security Officer, who must report to the board annually. The cybersecurity policy was required to be in place, and the security officer designated, by August 28, 2017. Commencing September 4, 2018, we were required to have commenced mandatory annual reporting to the board by the Chief Information Security Officer concerning critical aspects of our cybersecurity program.

Testing: The regulation requires the conduct of cybersecurity tests and analyses, including a “risk assessment” to “evaluate and categorize risks,” evaluate the integrity and confidentiality of information systems and non-public information, and develop a process to mitigate any identified risks. These tests and assessments must be conducted by March 1, 2018.

Ongoing Requirements: The regulation imposes substantial day-to-day and technical requirements. Among others, we must develop and/or maintain access controls for our information systems, ensure the physical security of our computer systems, encrypt or protect personally identifiable information, perform reviews of in-house and externally created applications, train employees, and build an audit trail system. The timeline to ensure compliance with these rules ranges from one year to eighteen months.

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

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier 1”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier 2”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the ALL, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. See “Prompt Corrective Regulatory Action” below.

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

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5% or a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4% a common equity Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. For a summary of the regulatory capital ratios of the Bank at December 31, 2018, see “Note 14 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

Under a final rule adopted in April 2016, effective in the third quarter of 2016, the risk based system was amended for banks with less than $10.0 billion in assets that have been FDIC-insured for at least five years. The final rule replaced the four risk categories for determining such a bank's assessment rate with a financial ratios method based on a statistical model estimating the bank's probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The final rule also eliminated the brokered deposit downward adjustment factor for such banks' assessment rates, providing a new brokered deposit ratio applicable to all small banks, whereby brokered deposits in excess of 10% of total assets (inclusive of reciprocal deposits if a bank is not well capitalized or has a composite supervisory rating other than a 1 or 2) as a result of which assessment rates may be increased for banks which experience rapid growth; lowers the range of assessment rates authorized to 1.5 basis points for an institution posing the least risk, to 40 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the DIF increases to 2% or more. Banks with over $10.0 billion in assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time. At December 31, 2018, the Bank had $301.7 million in brokered deposit accounts.

FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The Bank paid $175,000, $289,000 and $297,000 for their share of the interest due on FICO bonds in 2018, 2017 and 2016, respectively, which is included in FDIC insurance expense. These payments, which generally approximate 10% of the Bank's annual FDIC insurance payments, will continue until those bonds mature through 2019.

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

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank received a CRA rating of “Outstanding” in its most recent completed CRA examination, which was completed as of June 25, 2018. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosures of their CRA ratings.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2018, the Bank was required to maintain $57.3 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). At December 31, 2018, the Company’s consolidated capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2018, our gross loan portfolio was $5,536.3 million, of which 83.8% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($2,269.0 million), commercial real estate ($1,542.5 million) and one-to-four family mixed-use property ($577.7 million), which combined represent 79.3% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, commercial business loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

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

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $301.7 million, or 6.1% of total deposits, and $1,090.0 million, or 25.1% of total deposits, in brokered deposit accounts at December 31, 2018 and 2017, respectively. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2018 and 2017, reciprocal deposits totaled $685.3 million and $682.4 million, respectively. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also at times utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, we place a portion of our government deposits in an ICS money market product, which prior to 2018 was considered a brokered deposit, does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The Bank had no brokered money market or brokered checking accounts at December 31, 2018, compared to $704.9 million in brokered money market accounts and $4.7 million in brokered checking accounts at December 31, 2017.

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

The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $6.8 billion, as a best practice, we completed these tests. As of December 31, 2018, under all stress scenarios, we remained well capitalized per current regulations. See “Regulation.” At the New York State level, the Company and the Bank are subject to extensive supervision, regulation and examination by the NYDFS and the FDIC. Such regulation limits the manner in which the Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank's depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Failure to comply with applicable laws and regulations could subject the Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company and Bank.

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

Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PC’s, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our clients’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. We may be subject to increasingly more risk related to security systems for our Internet Branch as we expand our suite of online direct banking products, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry.

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

Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in significant legal and financial exposure, client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, a loss of confidence in the security of our systems, any of which may not be covered by insurance and could materially and adversely affect our financial condition or results of operations.

In addition, in 2017, the NYDFS established comprehensive cybersecurity requirements for financial services companies, including us. See Regulation – New York State Law.

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. Management views the Company as operating as a single unit - a community bank. At December 31, 2018, we had goodwill with a carrying amount of $16.1 million. Declines in the fair value of the reporting unit may result in a future impairment charge. Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2018 and 2017, we had deferred tax assets totaling $30.2 million and $24.4 million, respectively. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes. Although we have reported taxable income in each of the past three years, there can be no assurance that this will continue in the future.

Uncertainty about the future of LIBOR may adversely affect our business

LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether, and to what extent, banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, subject to the disclosure regarding SOFR as described below, it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, including the trust preferred securities owned by and junior subordinated debentures issued by the Company or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the trust preferred securities owned by and junior subordinated debentures issued by the Company, which are currently, or in the future, based on the LIBOR rate, will be determined as set forth in the offering documents, and the value of such securities may be adversely affected. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, investment and trading securities portfolios and business, is uncertain.

Complicating the uncertainty described above, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The market transition away from LIBOR and towards SOFR is expected to be complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants, as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications, nor what the effect of a possible transition to SOFR or an alternate replacement will have on the business, financial condition, and results of operations of the Company.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 31, 2018, the Bank conducted its business through 19 full-service offices and its Internet Branch. The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

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

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.” As of December 31, 2018, we had approximately 665 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. Our stock closed at $21.53 on December 31, 2018, the last trading day of 2018. The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns, or commissions. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.)

	2018			2017
	High	Low	Dividend	High	Low	Dividend
First Quarter	$29.55	$26.20	$0.20	$31.96	$24.90	$0.18
Second Quarter	27.91	25.10	0.20	31.69	24.27	0.18
Third Quarter	27.32	23.84	0.20	30.34	25.98	0.18
Fourth Quarter	24.59	20.27	0.20	31.45	24.59	0.18

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2018:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2018	23,659	$22.12	23,659	485,668
November 1 to November 30, 2018	5,000	22.61	5,000	480,668
December 1 to December 31, 2018	13,457	22.39	13,457	467,211
Total	42,116	22.27	42,116

During the year ended December 31, 2018, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on June 16, 2015. On February 27, 2018, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the years ended December 31, 2018 and 2017, the Company repurchased 787,069 shares and 241,625 shares, respectively, of the Company’s common stock at an average cost of $25.97 per share and $27.59 per share, respectively. At December 31, 2018, 467,211 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

45

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2018:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved
by security holders	300	$8.44	745,477

Equity compensation plans not
approved by security holders	-	-	-

	300	$8.44	745,477

46

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2013 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite. The comparative published industry indices chosen were the SNL Bank $5 Billion to $10 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. The SNL Mid-Atlantic Bank Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Bank $5 Billion to $10 Billion in Assets Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2013 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2018. The performance graph above is based upon closing prices on the trading date specified.

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Flushing Financial Corporation	100.00	100.91	111.22	155.54	149.40	120.68
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $5B-$10B Index	100.00	103.01	117.34	168.11	167.48	151.57
SNL Mid-Atlantic Bank Index	100.00	108.94	113.03	143.67	176.08	150.45

Item 6.	Selected Financial Data.

At or for the years ended December 31,	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$6,834,176	$6,299,274	$6,058,487	$5,704,634	$5,077,013
Loans, net	5,530,539	5,156,648	4,813,464	4,366,444	3,785,277
Securities held to maturity	32,018	30,886	37,735	6,180	-
Securities available for sale	822,655	738,354	861,381	993,397	973,310
Deposits	4,960,784	4,383,278	4,205,631	3,892,547	3,508,598
Borrowed funds	1,250,843	1,309,653	1,266,563	1,271,676	1,056,492
Total stockholders' equity	549,464	532,608	513,853	473,067	456,247
Book value per common share (1)	$19.64	$18.63	$17.95	$16.41	$15.52

Selected Operating Data
Interest and dividend income	$256,998	$234,585	$220,997	$204,146	$197,128
Interest expense	89,592	61,478	53,911	49,726	49,554
Net interest income	167,406	173,107	167,086	154,420	147,574
Provision (benefit) for loan losses	575	9,861	-	(956)	(6,021)
Net interest income after provision
for loan losses	166,831	163,246	167,086	155,376	153,595
Non-interest income:
Net (losses) gains on sales of securities
and loans	(1,752)	417	2,108	589	2,942
Net gains on sales of building	-	-	48,018	6,537	-
Net gains on sales of assets	1,141	-	-	-	-
Net loss from fair value adjustments	(4,122)	(3,465)	(3,434)	(1,841)	(2,568)
Other income	15,070	13,410	10,844	10,434	9,869
Total non-interest income	10,337	10,362	57,536	15,719	10,243
Non-interest expense	111,683	107,474	118,603	97,719	91,026
Income before income tax provision	65,485	66,134	106,019	73,376	72,812
Income tax provision	10,395	25,013	41,103	27,167	28,573
Net income	$55,090	$41,121	$64,916	$46,209	$44,239

Basic earnings per common share (2)	$1.92	$1.41	$2.24	$1.59	$1.49
Diluted earnings per common share (2)	$1.92	$1.41	$2.24	$1.59	$1.48
Dividends declared per common share	$0.80	$0.72	$0.68	$0.64	$0.60
Dividend payout ratio	41.7%	51.1%	30.4%	40.3%	40.3%

(Footnotes on the following page)

48

At or for the years ended December 31,	2018		2017		2016		2015		2014

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.85%		0.66%		1.10%		0.86%		0.91%
Return on average equity	10.30		7.75		13.07		9.93		9.82
Average equity to average assets	8.22		8.53		8.40		8.68		9.31
Equity to total assets	8.04		8.46		8.48		8.29		8.99
Interest rate spread	2.53		2.80		2.86		2.94		3.10
Net interest margin	2.70		2.93		2.97		3.04		3.22
Non-interest expense to average assets	1.72		1.73		2.01		1.82		1.77
Efficiency ratio	62.20		57.90		59.64		58.57		54.40
Average interest-earning assets to average
interest-bearing liabilities	1.12	x	1.12	x	1.12	x	1.11	x	1.11	x

Regulatory capital ratios: (3)
Tier 1 leverage capital (well capitalized = 5%)	9.85%		10.11%		10.12%		8.89%		9.63%
Common equity tier 1 risk-based capital (well capitalized = 6.5%)	13.28		13.87		14.12		12.62		n/a
Tier 1 risk-based capital (well capitalized =8%)	13.28		13.87		14.12		12.62		13.87
Total risk-based capital (well capitalized =10%)	13.70		14.31		14.64		13.17		14.60

Asset quality ratios:
Non-performing loans to gross loans (4)	0.29%		0.35%		0.44%		0.60%		0.90%
Non-performing assets to total assets (5)	0.24		0.29		0.36		0.54		0.80
Net charge-offs (recoveries) to average loans	-		0.24		(0.02)		0.06		0.02
Allowance for loan losses to gross loans	0.38		0.39		0.46		0.49		0.66
Allowance for loan losses to total
non-performing assets (5)	128.60		112.23		101.28		69.45		61.94
Allowance for loan losses to total
non-performing loans (4)	128.87		112.23		103.80		82.58		73.40

Full-service customer facilities	19		18		19		19		17

(1)	Calculated by dividing stockholders’ equity of by shares outstanding.
(2)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.
(3)	Represents the Bank’s capital ratios, which exceeded all minimum regulatory capital requirements during the periods presented. Common equity tier 1 risk-based capital was not a required ratio prior to 2015.
(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.
(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

49

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	manage cost of funds and continue to improve funding mix;

•	increase interest income by leveraging loan pricing opportunities and portfolio mix;

•	enhance earnings power by improving scalability and efficiency;

•	manage credit risk;

•	remain well capitalized;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community;

•	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Manage cost of funds and continue to improve funding mix. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have built multi-channel deposit gathering capabilities. In addition to our full-service branches we gather deposits through our Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2018 and 2017, total deposits at our Internet Branch were $450.9 million and $401.0 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2018 and 2017, total deposits in our government banking unit totaled $1,339.7 million and $1,133.3 million, respectively. Additionally, we have a business banking group which was designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2018, deposits balances in the business banking group were $174.5 million. We also obtain deposits through brokers and the CDARS® and ICS network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. During 2018, we realized an increase in due to depositors of $575.3 million, as core deposits increased $363.9 million and certificates of deposit increased $211.4 million.

A growing portion of our lending and deposit customers have both their loans and deposits with us. We intend to continue to focus on obtaining additional deposits from our lending customers and originating additional loans to our deposit customers. Product offerings were expanded and are expected to be further expanded to accommodate perceived customer demands. In addition, specific employees are assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

Increase interest income by leveraging loan pricing opportunities and portfolio mix. During 2018, we continued our strategy of focusing more on loan pricing as opposed to volume. We saw yields on originations for the full year of 2018 increase by 50 basis points to 4.56% from 4.06% for the full year of 2017. Additionally for the second consecutive year the yield of originations for the full year, exceeded the average yield on total interest-earning assets for the same period.

We have emphasized the strategic growth of multi-family residential mortgage loans, non-owner occupied commercial mortgage loans and floating rate commercial business loans. The commercial business and other loans have increased to 15.85% of the entire loan portfolio as of December 31, 2018 compared to 14.20% at December 31, 2017. In the multi-family portfolio we allowed loans to prepay rather than refinance at a rate below our criteria. We no longer originate taxi medallion loans.

The following table shows loan originations and purchases during 2018, and loan balances as of December 31, 2018.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2018	Gross Loans
	(Dollars in thousands)
Multi-family residential	$339,732	$2,269,048	41.00%
Commercial real estate	270,785	1,542,547	27.86
One-to-four family ― mixed-use property	74,156	577,741	10.44
One-to-four family ― residential	42,660	190,350	3.44
Co-operative apartment	2,448	8,498	0.15
Construction	39,595	50,600	0.91
Small Business Administration	3,843	15,210	0.27
Taxi medallion	-	4,539	0.08
Commercial business and Other	477,572	877,763	15.85
Total	$1,250,791	$5,536,296	100.00%

At December 31, 2018, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 84.7% of our gross loans. We have repositioned our loan growth to reduce credit risk; however, our concentration in these types of loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Enhance earnings power by improving scalability and efficiency. We are improving scalability and efficiency by converting our branches to the Universal Banker model with our unique video banker service that gives customers face-to-face video chat access from 7am to 11pm daily via at our ATM terminals. The Universal Banker model provides customers with cutting-edge technology, including state-of-the-art ATMs and a higher-quality service experience, all while further reducing overall costs. We have been rolling this model out across our network as branches are renovated and new branches are opened. As of December 31, 2018, we had 15 locations operating under the Universal banker model and anticipate the remaining branches to convert to the Universal Banker model by the end of 2019. In the branches that have been converted to the Universal Banker model, almost 60% of customer transactions were completed at our high powered ATMs.

Manage credit risk. By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans, excluding the taxi medallion portfolio. We recorded net recoveries of $19,000 for the year ended December 31, 2018, compared to net charge-offs of $11.7 million for the year ended December 31, 2017. The net charge-offs recorded in 2017 were primarily the result of $11.3 million in tax medallion charge-offs due to a reduction in the fair value of the underlying collateral. At December 31, 2018 the carrying value of the taxi medallion portfolio is $4.5 million. We seek to minimize losses by adhering to our strict underwriting standards, which among other things generally requires a debt service coverage ratio of at least 125% and loan to value ratio of 75% or less. The loan to value for the real estate dependent loan portfolio was 38.8% and the average loan to value for non-performing loans collateralized by real estate was 34.9% at December 31, 2018. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 12 delinquent loans totaling $8.7 million, 17 delinquent loans totaling $6.2 million, and 26 delinquent loans totaling $8.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. We recorded net recoveries on delinquent loans that were sold during 2018 and 2016 of $68,000 and $48,000, respectively and net charge-offs of $37,000 on delinquent loan sales in 2017. We realized gross gains of $38,000, $0.4 million and $0.3 million on the sale of delinquent loans for the years ended December 31, 2018, 2017 and 2016, respectively. We realized gross losses of $0.3 million for the year ended December 31, 2018. We did not record any gross losses during the years ended December 31, 2017 and 2016. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing loans totaled $16.3 million and $18.1 million at December 31, 2018 and 2017, respectively. Non-performing assets as a percentage of total assets were 0.24% and 0.29% at December 31, 2018 and 2017, respectively.

Remain well capitalized. The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $6.8 billion, as a best practice, we completed these tests. As of December 31, 2018, under all stress scenarios, we remained well capitalized per current regulations.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens is characterized with a high level of ethnic diversity. An important element of our strategy is to service multi-ethnic consumers and businesses. We have a particular presence and concentration in Asian communities, including in particular the Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 20 languages. We have an Asian advisory board to help broaden our links to the community by providing guidance and fostering awareness of our active role in the local community. In the fourth quarter of 2018, we opened a branch in the NYC borough of Manhattan in the Chinatown district, expanding our branch footprint in Asian communities outside of the borough of Queens. As of December 31, 2018, we had five branches which have a particular focus on the Asian community four in the borough of Queens and one in the borough of Manhattan, with deposits totaling in excess of $650 million in deposits in these locations combined.

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

Loan originations and purchases were $1,250.8 million, $1,039.5 million and $1,132.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. While we primarily rely on originating our own loans, we purchased $294.7 million, $196.5 million and $186.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2018, the allocation of our loan portfolio has remained fairly consistent with a slight increase in non-mortgage loans. The majority of our loans are collateralized by real estate, which comprised 83.8% of our portfolio at December 31, 2018 compared to 85.3% at December 31, 2017 and 86.9% at December 31, 2016, while non-mortgage loans comprised 16.2% of our portfolio at December 31, 2018, compared to 14.7% at December 31, 2017 and 13.1% at December 31, 2016.

Due to depositors increased $575.3 million, $175.3 million and $309.7 million in 2018, 2017 and 2016, respectively. Lower-costing core deposits increased $363.9 million, $195.4 million and $340.9 million in 2018, 2017 and 2016, respectively. Higher-costing certificates of deposit decreased $211.4 million during 2018 compared to a decrease of $20.2 million in 2017 and a decrease of $31.2 million during 2016. Brokered deposits represented 6.1%, 24.9% and 26.5% of total deposits at December 31, 2018, 2017 and 2016, respectively. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2018, 2017 and 2016, reciprocal deposits totaled $685.3 million, $682.4 million and $567.8 million, respectively.

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

Net interest income decreased $5.7 million, or 3.3%, to $167.4 million for the twelve months ended December 31, 2018 from $173.1 million for the prior year, as a 23 basis points decrease in the net interest margin to 2.70% for the twelve months ended December 31, 2018 was partially offset by balance sheet growth. The decrease in the net interest margin for 2018 was primarily due to an increase in our funding costs, partially offset by an increase in the yield of our interest-earning assets. The increase in the yield of our interest earning assets was primarily due to an increase of $278.2 million in the average balance of total interest-earning assets to $6,194.2 million for the year ended December 31, 2018, combined with increases in the yield of new originations and adjustable rate loans resetting higher. During 2018, the cost of borrowed funds increased 35 basis points to 2.16% from 1.81% in the comparable period while the cost of interest-bearing deposits increased 50 basis points to 1.48% from 0.98% for the prior year. The cost of money market, NOW and certificates of deposits accounts increased 71 basis points, 46 basis points and 43 basis points, respectively, for the twelve months ended December 31, 2018 from the prior year. The cost of deposits increased as we increased the rates we pay on certain accounts to attract additional deposits.

We are unable to predict the direction or timing of future interest rate changes. Approximately 65% of our certificates of deposit accounts and borrowings will reprice or mature during the next year, which could result in an increase in the cost of our interest-bearing liabilities. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2018 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 25%, depending on the contractual rate of interest and the underlying collateral. NOW Accounts, money market accounts and savings accounts were assumed to have withdrawal or “run-off” rates of 7%, 16% and 14%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2018
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$338,558	$837,969	$1,727,461	$1,247,802	$401,855	$85,139	$4,638,784
Other loans	579,085	38,925	85,311	104,874	89,317	-	897,512
Short-term securities (1)	105,761	-	-	-	-	-	105,761
Securities held-to-maturity:
Mortgage-backed securities	328	984	3,937	2,704	-	-	7,953
Other	1,568	1,000	-	-	-	21,497	24,065
Securities available for sale:
Mortgage-backed securities	16,628	50,047	129,082	102,422	175,783	83,991	557,953
Other	180,608	60,828	23,266	-	-	-	264,702
Total interest-earning assets	1,222,536	989,753	1,969,057	1,457,802	666,955	190,627	6,496,730

Interest-Bearing Liabilities
Savings accounts	7,771	23,314	52,760	70,460	55,717	-	210,022
NOW accounts	44,476	65,921	209,424	524,561	456,470	-	1,300,852
Money market accounts	67,271	134,306	352,030	814,936	59,449	-	1,427,992
Certificate of deposit accounts	328,776	688,401	483,357	62,280	496	-	1,563,310
Mortgagors' escrow deposits	-	-	-	-	-	44,861	44,861
Borrowings	618,908	205,840	385,099	40,996	-	-	1,250,843
Total interest-bearing liabilities (2)	$1,067,202	$1,117,782	$1,482,670	$1,513,233	$572,132	$44,861	$5,797,880

Interest rate sensitivity gap	$155,334	$(128,029)	$486,387	$(55,431)	$94,823	$145,766	$698,850
Cumulative interest-rate sensitivity gap	$155,334	$27,305	$513,692	$458,261	$553,084	$698,850
Cumulative interest-rate sensitivity gap
as a percentage of total assets	2.27%	0.40%	7.52%	6.71%	8.09%	10.23%
Cumulative net interest-earning assets
as a percentage of interest-bearing
liabilities	114.56%	101.25%	114.01%	108.85%	109.61%	112.05%

(1)  Consists of interest-earning deposits.

(2)  Does not include non-interest bearing demand accounts totaling $413.7 million at December 31, 2018.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2018. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2018, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2018	2017	2018	2017	2018	2017
-200 basis points	6.35%	3.91%	14.20%	10.44%	12.15%	12.84%
-100 basis points	3.85	3.80	4.41	3.03	11.45	12.41
Base interest rate	―	―	―	―	11.22	12.46
+100 basis points	-4.82	-5.03	-5.98	-5.58	10.80	12.11
+200 basis points	-9.86	-10.41	-11.89	-13.38	10.36	11.37

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2018				2017				2016
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$4,494,210	$193,186	4.30%		$4,304,889	$181,006	4.20%		$4,014,734	$173,419	4.32%
Other loans, net (1)(2)	822,758	39,533	4.80		683,724	28,277	4.14		585,948	21,706	3.70
Total loans, net	5,316,968	232,719	4.38		4,988,613	209,283	4.20		4,600,682	195,125	4.24
Taxable securities:
Mortgage-backed
securities	539,771	15,065	2.79		526,934	13,686	2.60		581,505	14,231	2.45
Other securities	140,461	4,658	3.32		199,350	7,349	3.69		243,567	8,243	3.38
Total taxable securities	680,232	19,723	2.90		726,284	21,035	2.90		825,072	22,474	2.72
Tax-exempt securities: (3)
Other securities	121,412	3,366	2.77		139,704	3,741	2.68		142,472	3,148	2.21
Total tax-exempt securities	121,412	3,366	2.77		139,704	3,741	2.68		142,472	3,148	2.21
Interest-earning deposits
and federal funds sold	75,636	1,190	1.57		61,472	526	0.86		58,522	250	0.43
Total interest-earning
assets	6,194,248	256,998	4.15		5,916,073	234,585	3.97		5,626,748	220,997	3.93
Other assets	310,350				301,673				286,786
Total assets	$6,504,598				$6,217,746				$5,913,534

Interest-bearing liabilities:
Deposits:
Savings accounts	$233,392	1,370	0.59		$292,887	1,808	0.62		$260,948	1,219	0.47
NOW accounts	1,407,945	15,896	1.13		1,444,944	9,640	0.67		1,496,712	7,891	0.53
Money market accounts	1,164,505	18,707	1.61		908,025	8,151	0.90		581,390	3,592	0.62
Certificate of deposit
accounts	1,483,026	28,310	1.91		1,390,491	20,579	1.48		1,409,772	20,536	1.46
Total due to depositors	4,288,868	64,283	1.50		4,036,347	40,178	1.00		3,748,822	33,238	0.89
Mortgagors' escrow
accounts	66,255	214	0.32		61,962	141	0.23		56,152	112	0.20
Total interest-bearing
deposits	4,355,123	64,497	1.48		4,098,309	40,319	0.98		3,804,974	33,350	0.88
Borrowings	1,162,429	25,095	2.16		1,169,791	21,159	1.81		1,231,015	20,561	1.67
Total interest-bearing
liabilities	5,517,552	89,592	1.62		5,268,100	61,478	1.17		5,035,989	53,911	1.07
Non interest-bearing
demand deposits	380,889				348,518				305,096
Other liabilities	71,422				70,828				75,629
Total liabilities	5,969,863				5,687,446				5,416,714
Equity	534,735				530,300				496,820
Total liabilities and
equity	$6,504,598				$6,217,746				$5,913,534

Net interest income /
net interest rate spread (4)		$167,406	2.53%			$173,107	2.80%			$167,086	2.86%

Net interest-earning assets /
net interest margin (5)	$676,696		2.70%		$647,973		2.93%		$590,759		2.97%

Ratio of interest-earning
assets to interest-bearing
liabilities			1.12	X			1.12	X			1.12	X

(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.1 million, $2.4 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(3)	Interest income on tax-exempt securities does not include the tax benefit of the tax-exempt securities.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared to			Compared to
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$7,902	$4,278	$12,180	$12,441	$(4,854)	$7,587
Other loans, net	6,309	4,947	11,256	3,837	2,734	6,571
Mortgage-backed securities	345	1,034	1,379	(1,384)	842	(542)
Other securities	(2,391)	(675)	(3,066)	(1,467)	1,163	(304)
Interest-earning deposits and
federal funds sold	145	519	664	14	262	276
Total interest-earning assets	12,310	10,103	22,413	13,441	147	13,588

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(354)	(84)	(438)	163	426	589
NOW accounts	(253)	6,509	6,256	(282)	2,031	1,749
Money market accounts	2,783	7,773	10,556	2,527	2,032	4,559
Certificate of deposit accounts	1,441	6,290	7,731	(260)	303	43
Mortgagors' escrow accounts	11	62	73	12	17	29
Borrowings	(134)	4,070	3,936	(1,060)	1,658	598
Total interest-bearing liabilities	3,494	24,620	28,114	1,100	6,467	7,567

Net change in net interest income	$8,816	$(14,517)	$(5,701)	$12,341	$(6,320)	$6,021

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General. Net income for the twelve months ended December 31, 2018 was $55.1 million, an increase of $14.0 million, or 33.97%, compared to $41.1 million for the twelve months ended December 31, 2017. Diluted earnings per common share were $1.92 for the twelve months ended December 31, 2018, an increase of $0.51, or 36.17%, from $1.41 for the twelve months ended December 31, 2017. Return on average equity increased to 10.30% for the twelve months ended December 31, 2018, from 7.75% for the prior year. Return on average assets increased to 0.85% for the twelve months ended December 31, 2018, from 0.66% for the prior year.

Interest Income. Interest income increased $22.4 million, or 9.55%, to $257.0 million for the year ended December 31, 2018 from $234.6 million for the year ended December 31, 2017. The increase in interest income was primarily due to an increase of $278.2 million in the average balance of interest-earning assets to $6,194.2 million for the year ended December 31, 2018 from $5,916.1 million for the year ended December 31, 2017, combined with an increase of 18 basis points in the yield of interest-earning assets to 4.15% for the year ended December 31, 2018 from 3.97% for the year ended December 31, 2017. The 18 basis point increase in the yield of interest-earning assets was primarily due to an increase of $328.4 million in the average balance of higher yielding total loans, net to $5,317.0 million for the year ended December 31, 2018, combined with a decrease of $64.3 million in the average balance of lower yielding total securities to $801.6 million for the year ended December 31, 2018. Additionally, the 18 basis point improvement in the yield of interest-earning assets was aided by an 18 basis point increase in the yield on total loans to 4.38% for the twelve months ended December 31, 2018 from 4.20% from December 31, 2017, coupled with a two basis point increase in the yield on total securities to 2.88% for the year ended December 31, 2018 from 2.86% for the prior year. The 18 basis point increase in the yield on the loan portfolio was primarily due to loan yields repricing upwards. The yield on the loan portfolio, excluding prepayment penalty income increased 19 basis points to 4.28% for the twelve months ended December 31, 2018 from 4.09 % for the twelve months ended December 31, 2017.

Interest Expense. Interest expense increased $28.1 million, or 45.73%, to $89.6 million for the year ended December 31, 2018 from $61.5 million for the year ended December 31, 2017. The increase in interest expense was primarily due to an increase of 45 basis points in the average cost of interest-bearing liabilities to 1.62% for the year ended December 31, 2018 from 1.17% for the year ended December 31, 2017, combined with an increase of $249.5 million in the average balance of interest-bearing liabilities to $5,517.6 million for the year ended December 31, 2018, from $5,268.1 million for the prior year. The 45 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

Net Interest Income. Net interest income for the year ended December 31, 2018 totaled $167.4 million, a decrease of $5.7 million, or 3.29%, from $173.1 million for 2017. The decrease in net interest income was primarily due to a 27 basis point decrease in the net interest spread to 2.53% for the twelve months ended December 31, 2018 from 2.80% for the prior year. The yield on interest-earning assets increased 18 basis points to 4.15% for the year ended December 31, 2018 from 3.97% for the year ended December 31, 2017, and the cost of interest-bearing liabilities increased 45 basis point to 1.62% for the year ended December 31, 2018 from 1.17% for the prior year. The net interest margin decreased 23 basis points to 2.70% for the year ended December 31, 2018 from 2.93% for the year ended December 31, 2017. Excluding prepayment penalty income, the net interest margin would have been 2.62% and 2.84% for the years ended December 31, 2018 and 2017, respectively.

Provision for Loan Losses. Provision for loan losses of $0.6 million was recorded for the year ended December 31, 2018, compared to $9.9 million during the prior year. The $0.6 million provision was recorded due to the analysis of the adequacy of the allowance for loan losses indicating that the provision was necessary to maintain the reserve at an appropriate level. During the twelve months ended December 31, 2018, non-accrual loans increased $0.5 million to $16.3 million from $15.7 million at December 31, 2017. During the twelve months ended December 31, 2018, the Bank recorded net recoveries totaling $19,000. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 34.9% at December 31, 2018. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2018 was $10.3 million, a decrease of $25,000, or 0.24%, from $10.4 million for the twelve months ended December 31, 2017. Non-interest income decreased due to an increase in net losses from the sale of securities of $1.7 million, partially offset by an increase in gains from life insurance proceeds of $1.6 million.

Non-Interest Expense. Non-interest expense was $111.7 million for the twelve months ended December 31, 2018, an increase of $4.2 million, or 3.92%, from $107.5 million for the twelve months ended December 31, 2017. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, professional services and depreciation and amortization expense due to the growth of the Bank.

Income Tax Provisions. Income tax expense for the year ended December 31, 2018 decreased $14.6 million, or 58.4%, to $10.4 million, compared to $25.0 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in the effective tax rate to 15.9% for the year ended December 31, 2018 from 37.8% in the prior year and the $0.6 million decrease in income before income taxes. The decrease in the effective tax rate was primarily due to the release of a previously accrued tax liability totaling $3.5 million and the impact of the top federal tax rate declining to 21% in 2018 from 35% in 2017, as a result of the Tax Cuts and Jobs Act (the “TCJA”). Additionally, the year ended December 31, 2017 included $3.8 million in additional tax expense from the revaluation of our net deferred tax assets, resulting from the TCJA.

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

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2018, the Bank was able to borrow up to $2,943.0 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2018, the Bank had $1,794.5 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2018, the Bank also has unsecured lines of credit with other commercial banks totaling $100.0 million. In addition, the Holding Company has subordinated debentures totaling $74.0 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $41.8 million (which are both included in Borrowed Funds). (See Note 9 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $118.6 million, an increase of $67.0 million from December 31, 2017. We also held marketable securities available for sale with a market value of $822.7 million at December 31, 2018.

At December 31, 2018, we had commitments to extend credit (principally real estate mortgage loans) of $64.9 million and open lines of credit for borrowers (principally business lines of credit and home equity loan lines of credit) of $248.7 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and non-interest expense in 2018 were $89.6 million and $111.7 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2018, we incurred cash expenditures of $0.1 million for each of the medical and life insurance plans and the non-employee director plan. We did not make a contribution to the employee pension plan in 2018. We expect to pay similar amounts for these plans in 2019. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the FTSE Pension Discount Curve (formerly the Citigroup Pension Liability Index), and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 4.06% for 2018. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2018, our employee pension plan and medical and life insurance plan have unrecognized losses of $3.2 million and $35,000, respectively. The non-employee director plan has a $0.6 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate and change in the Plan’s mortality table. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years. In addition, the non-employee director pension plan has no unrecognized past service liability due to plan amendments in prior years and the medical and life insurance plan have a $0.3 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive loss in stockholders’ equity, resulting in a reduction of stockholders’ equity of $1.7 million as of December 31, 2018.

The change in the discount rate, the Pension Plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of the three years ended December 31, 2018. During the years ended December 31, 2018, 2017 and 2016, the actual return on the employee pension plan assets was approximately 94%, 255% and 90%, respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $22.4 million at December 31, 2018, which is $2.1 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2018, funds provided by the Company's operating activities amounted to $77.3 million. These funds combined with $467.7 million provided from financing activities were utilized to fund net investing activities of $478.0 million. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties). During the year ended December 31, 2018, the net total of loan originations and purchases less loan repayments and sales was $379.6 million. During the year ended December 31, 2018, the Company also purchased $307.7 million in securities. During 2018, funds were provided by net increases of $577.1 million and $165.3 million in total deposits and short-term borrowed funds, respectively, and $41.0 million in long-term borrowings. Additionally, funds were provided by $203.9 million in proceeds from maturities, sales, calls and prepayments of securities. The Company also used funds of $270.1 million, $22.9 million and $22.6 million for the repayment of long-term borrowed funds, dividend payments and purchases of treasury stock, respectively, during the year ended December 31, 2018.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the Merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2018 was $0.5 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The Holding Company is subject to the same regulatory restrictions on the declaration of dividends as the Bank.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2018 and 2017, the Bank and the Company exceeded each of their four regulatory capital requirements. (See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value under the fair value option. Fair value is considered the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2018, financial assets and financial liabilities with fair values of $13.8 million and $41.8 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale or held-to-maturity. Securities classified as available for sale are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in accumulated other comprehensive loss. Securities held-to-maturity are carried at their amortized cost in the Consolidated Statements of Financial Condition. If any decline in fair value for securities classified available for sale or held-to-maturity is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2018 and 2017, no other-than-temporary impairment charges were recorded.

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

The Company conducts its annual qualitative impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2018, 2017 and 2016 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Borrowings	$1,250,843	$782,899	$385,099	$40,996	$41,849
Deposits	4,960,784	4,414,651	483,357	62,280	496
Loan commitments	313,565	313,565	-	-	-
Operating lease obligations	60,714	7,959	15,310	13,790	23,655
Purchase obligations	16,407	5,532	7,753	3,122	-
Pension and other postretirement
benefits	10,783	548	1,128	1,189	7,918
Deferred compensation plans	16,066	467	934	934	13,731
Total	$6,629,162	$5,525,621	$893,581	$122,311	$87,649

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

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2018, we had commitments to extend credit and lines of credit of $313.6 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2018, the Bank had 19 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

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

This information is contained in the section captioned “Interest Rate Risk” on page 56 and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

65

Item 8.	Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2018	2017
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$118,561	$51,546
Securities held-to-maturity:
Mortgage-backed securities (include assets pledged of $4,796 and none at December 31, 2018 and 2017, respectively; fair value of $7,366 and $7,810 at December 31, 2018 and 2017, respectively)	7,953	7,973
Other securities (none pledged; fair value of $22,508 and $21,889 at December 31, 2018 and 2017, respectively)	24,065	22,913
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $152,670 and $148,505 at December 31, 2018 and 2017, respectively; $967 and $1,590 at fair value pursuant to the fair value option at December 31, 2018 and 2017, respectively)	557,953	509,650
Other securities (including assets pledged of $28,871 and $44,052 at December 31, 2018 and 2017, respectively; $12,843 and $12,685 at fair value pursuant to the fair value option at December 31, 2018 and 2017, respectively)	264,702	228,704
Loans, net of fees and costs	5,551,484	5,176,999
Less: Allowance for loan losses	(20,945)	(20,351)
Net loans	5,530,539	5,156,648
Interest and dividends receivable	25,485	21,405
Bank premises and equipment, net	30,418	30,836
Federal Home Loan Bank of New York stock, at cost	57,282	60,089
Bank owned life insurance	131,788	131,856
Goodwill	16,127	16,127
Other assets	69,303	61,527
Total assets	$6,834,176	$6,299,274

Liabilities
Due to depositors:
Non-interest bearing	$413,747	$385,269
Interest-bearing	4,502,176	3,955,403
Mortgagors' escrow deposits	44,861	42,606
Borrowed funds:
Federal Home Loan Bank advances	1,134,993	1,198,968
Subordinated debentures	74,001	73,699
Junior subordinated debentures, at fair value	41,849	36,986
Total borrowed funds	1,250,843	1,309,653
Other liabilities	73,085	73,735
Total liabilities	6,284,712	5,766,666

Commitments and contingencies (Note 15)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at December 31, 2018 and 2017; 27,983,637 shares and 28,588,266 shares outstanding at December 31, 2018 and 2017, respectively)	315	315
Additional paid-in capital	222,720	217,906
Treasury stock, at average cost (3,546,958 shares and 2,942,329 at December 31, 2018 and 2017, respectively)	(75,146)	(57,675)
Retained earnings	414,327	381,048
Accumulated other comprehensive loss, net of taxes	(12,752)	(8,986)
Total stockholders' equity	549,464	532,608

Total liabilities and stockholders' equity	$6,834,176	$6,299,274

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$232,719	$209,283	$195,125
Interest and dividends on securities:
Interest	23,022	24,489	25,141
Dividends	67	287	481
Other interest income	1,190	526	250
Total interest and dividend income	256,998	234,585	220,997

Interest expense
Deposits	64,497	40,319	33,350
Other interest expense	25,095	21,159	20,561
Total interest expense	89,592	61,478	53,911

Net interest income	167,406	173,107	167,086
Provision for loan losses	575	9,861	-
Net interest income after benefit for loan losses	166,831	163,246	167,086

Non-interest income
Banking services fee income	4,030	4,156	3,758
Net gain on sale of loans	168	603	584
Net (loss) gain on sale of securities	(1,920)	(186)	1,524
Net gain on sale of assets	1,141	-	-
Net gain on sale of buildings	-	-	48,018
Net loss from fair value adjustments	(4,122)	(3,465)	(3,434)
Federal Home Loan Bank of New York stock dividends	3,576	3,081	2,664
Life insurance proceeds	2,998	1,405	460
Bank owned life insurance	3,099	3,227	2,797
Other income	1,367	1,541	1,165
Total non-interest income	10,337	10,362	57,536

Non-interest expense
Salaries and employee benefits	64,560	62,087	60,825
Occupancy and equipment	10,079	10,409	9,848
Professional services	8,360	7,500	7,720
FDIC deposit insurance	2,115	1,815	2,993
Data processing	5,663	5,238	4,364
Depreciation and amortization of bank premises and equipment	5,792	4,832	4,450
Other real estate owned / foreclosure (benefit) expense	(94)	404	1,307
Prepayment penalty on borrowings	-	-	10,356
Net (gain) loss from sales of real estate owned	(27)	(50)	2,001
Other operating expenses	15,235	15,239	14,739
Total non-interest expense	111,683	107,474	118,603

Income before income taxes	65,485	66,134	106,019

Provision for income taxes
Federal	8,574	22,844	33,580
State and local	1,821	2,169	7,523
Total provision for income taxes	10,395	25,013	41,103

Net income	$55,090	$41,121	$64,916

Basic earnings per common share	$1.92	$1.41	$2.24
Diluted earnings per common share	$1.92	$1.41	$2.24

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2018	2017	2016
	(in thousands)

Net income	$55,090	$41,121	$64,916

Other comprehensive income (loss), net of tax:
Amortization of prior service credits, net of taxes of $12, $12 and $18 for the years ended December 31, 2018, 2017 and 2016, respectively	(27)	(33)	(27)
Amortization of net actuarial losses, net of taxes of ($167), ($249) and ($238) for the years ended December 31, 2018, 2017 and 2016, respectively	363	356	330
Unrecognized actuarial gains (losses), net of taxes of ($1,162), ($146) and ($367) for the years ended December 31, 2018, 2017 and 2016, respectively	2,484	485	235
Change in net unrealized losses on securities available for sale, net of taxes of $4,473, $1,783 and $,1737 for the years ended December 31, 2018, 2017 and 2016, respectively	(10,127)	(1,771)	(2,452)
Reclassification adjustment for net losses (gains) included in net income, net of taxes of ($595), ($78) and $638 for the years ended December 31, 2018, 2017 and 2016, respectively	1,325	108	(886)
Net unrealized gain on cashflow hedges, net of taxes of ($1,538) and ($179) for the year ended December 31, 2018 and 2017, respectively	3,423	231	-
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($35) the year ended December 31, 2018	87	-	-

Total other comprehensive loss, net of tax	(2,472)	(624)	(2,800)

Comprehensive net income	$52,618	$40,497	$62,116

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
	(Dollars in thousands, except per share data)
Balance at December 31, 2015	$473,067	$315	$210,652	$(48,868)	$316,530	$(5,562)

Net Income	64,916	-	-	-	64,916	-
Award of common shares released from Employee Benefit Trust (142,065 shares)	2,057	-	2,057	-	-	-
Vesting of restricted stock unit awards (245,311 shares)	-	-	(4,049)	4,446	(397)	-
Exercise of stock options (103,530 shares)	328	-	(30)	526	(168)	-
Stock-based compensation expense	5,120	-	5,120	-	-	-
Stock-based income tax benefit	712	-	712	-	-	-
Purchase of treasury shares (403,695 shares)	(8,031)	-	-	(8,031)	-	-
Repurchase of shares to satisfy tax obligation (85,982 shares)	(1,827)	-	-	(1,827)	-	-
Dividends on common stock ($0.68 per share)	(19,689)	-	-	-	(19,689)	-
Other comprehensive loss, net of tax	(2,800)	-	-	-	-	(2,800)
Balance at December 31, 2016	513,853	315	214,462	(53,754)	361,192	(8,362)

Net Income	41,121	-	-	-	41,121	-
Award of common shares released from Employee Benefit Trust (118,371 shares)	2,512	-	2,512	-	-	-
Vesting of restricted stock unit awards (284,595 shares)	-	-	(5,052)	5,323	(271)	-
Exercise of stock options (4,400 shares)	-	-	(6)	46	(40)	-
Stock-based compensation expense	5,990	-	5,990	-	-	-
Purchase of treasury shares (241,625 shares)	(6,666)	-	-	(6,666)	-	-
Repurchase of shares to satisfy tax obligation (90,779 shares)	(2,624)	-	-	(2,624)	-	-
Dividends on common stock ($0.72 per share)	(20,954)	-	-	-	(20,954)	-
Other comprehensive loss, net of tax	(624)	-	-	-	-	(624)
Balance at December 31, 2017	532,608	315	217,906	(57,675)	381,048	(8,986)

Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	-	-	-	-	2,073	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	-	(779)	779
Net income	55,090	-	-	-	55,090	-
Award of common shares released from Employee Benefit Trust (129,601 shares)	2,728	-	2,728	-	-	-
Vesting of restricted stock unit awards (258,567 shares)	-	-	(4,929)	5,104	(175)	-
Exercise of stock options (900 shares)	6	-	(1)	10	(3)	-
Stock-based compensation expense	7,016	-	7,016	-	-	-
Purchase of treasury shares (787,069 shares)	(20,438)	-	-	(20,438)	-	-
Repurchase of shares to satisfy tax obligation (76,698 shares)	(2,147)	-	-	(2,147)	-	-
Dividends on common stock ($0.80 per share)	(22,927)	-	-	-	(22,927)	-
Other comprehensive loss, net of tax	(2,472)	-	-	-	-	(2,472)
Balance at December 31, 2018	$549,464	$315	$222,720	$(75,146)	$414,327	$(12,752)

The accompanying notes are an integral part of these consolidated financial statements.

69

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2018	2017	2016
	(In thousands)
Operating Activities

Net income	$55,090	$41,121	$64,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	575	9,861	-
Depreciation and amortization of premises and equipment	5,792	4,832	4,450
Net gain on sales of loans	(168)	(603)	(584)
Net loss (gain) on sales of securities	1,920	186	(1,524)
Net (gain) loss on sales of OREO	(27)	(50)	238
Net gain on sales of assets	(1,141)	-	-
Net gain on sales of buildings	-	-	(48,018)
Amortization of premium, net of accretion of discount	8,146	7,509	8,453
Fair value adjustment for financial assets and financial liabilities	4,122	3,465	3,434
Income from bank owned life insurance	(3,099)	(3,227)	(2,797)
Life insurance proceeds	(2,998)	(1,405)	(460)
Stock-based compensation expense	7,016	5,990	5,884
Deferred compensation	(3,061)	(4,154)	(4,033)
Excess tax benefits from stock-based payment arrangements	-	-	(712)
Deferred income tax provision (benefit)	(2,664)	8,735	(1,540)
Decrease in other assets	824	5,205	4,932
Increase in other liabilities	6,976	6,061	9,756
Net cash provided by operating activities	77,303	83,526	42,395

Investing Activities

Purchases of premises and equipment	(5,409)	(9,434)	(6,655)
Net purchases (redemptions) of Federal Home Loan Bank-NY shares	2,807	(916)	(3,107)
Purchases of securities held-to-maturity	(2,653)	(9,030)	(40,205)
Proceeds from calls of securities held-to-maturity	1,130	15,870	8,515
Proceeds from prepayments of securities held-to-maturity	377	-	-
Purchases of securities available for sale	(305,059)	(161,939)	(139,186)
Proceeds from sales and calls of securities available for sale	128,474	194,799	143,819
Proceeds from maturities and prepayments of securities available for sale	73,968	76,230	118,498
Proceeds from sale of assets	1,184	-	-
Proceeds from sale of buildings	-	-	49,284
Purchase of bank owned life insurance	-	-	(16,000)
Proceeds from life insurance	6,165	5,284	2,432
Net originations of loans	(111,351)	(225,449)	(267,446)
Purchases of loans	(282,703)	(196,456)	(186,717)
Proceeds from sale of loans	14,410	56,344	11,499
Proceeds from sale of OREO, net	665	583	3,037
Net cash used in investing activities	(477,995)	(254,114)	(322,232)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2018	2017	2016
	(In thousands)
Financing Activities

Net increase in non interest-bearing deposits	$28,478	$52,106	$63,694
Net increase in interest-bearing deposits	546,322	122,563	245,271
Net increase in mortgagors' escrow deposits	2,255	2,390	3,372
Net proceeds from short-term borrowed funds	165,250	92,000	178,500
Proceeds from long-term borrowings	40,996	230,000	300,000
Repayment of long-term borrowings	(270,088)	(282,538)	(562,401)
Issuance of subordinated debentures, net of issuance costs of $1,598	-	-	73,402
Purchases of treasury stock	(22,585)	(9,290)	(9,858)
Excess tax benefits from stock-based payment arrangements	-	-	712
Proceeds from issuance of common stock upon exercise of stock options	6	-	328
Cash dividends paid	(22,927)	(20,954)	(19,689)
Net cash provided by financing activities	467,707	186,277	273,331

Net increase (decrease) in cash and cash equivalents	67,015	15,689	(6,506)
Cash and cash equivalents, beginning of year	51,546	35,857	42,363
Cash and cash equivalents, end of year	$118,561	$51,546	$35,857

Supplemental Cash Flow Disclosure
Interest paid	$85,112	$59,868	$53,755
Income taxes paid	6,616	23,899	36,813
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	7,245	25,450	37,525
Non-cash activities:
Loans transferred to other real estate owned	673	-	639
Loans held for investment transferred to loans held for sale	-	30,565	-
Securities transferred to other assets	-	7,000	-
Reclassification of the income tax effects of Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings	2,073	-	-

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2018, 2017 and 2016

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

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through nineteen full-service banking offices, eight of which are located in Queens County, three in Nassau County, five in Kings County (Brooklyn), and three in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $118.6 million and $51.5 million, respectively. Included in cash and cash equivalents at those dates were $105.8 million and $39.4 million in interest-earning deposits in other financial institutions, primarily due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The Bank is required to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement is included in cash and cash equivalents and totaled $4.4 million and $9.7 million at December 31, 2018 and 2017, respectively.

Securities:

Securities are classified as held-to-maturity when management intends to hold the securities until maturity. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than OTTI which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as part of accumulated other comprehensive loss, net of taxes. In estimating OTTI management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. OTTI losses for debt securities are measured using a discounted cash flow model. See Note 6, “Securities,” for additional information regarding OTTI for debt securities. The Company recorded tax exempt interest income totaling $3.4 million, $3.7 million and $3.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the qualitative assessment in reviewing the carrying value of goodwill as of December 31, 2018, 2017 and 2016, concluding that there was no goodwill impairment. At December 31, 2018 and 2017, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

The Company may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2018 and 2017 were performing loans that did not display credit deterioration from origination at the time of purchase and therefore were not considered impaired when purchased.

Allowance for Loan Losses:

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless the loan is well secured and there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Prior to a real estate secured loan becoming 90 days delinquent, an updated appraisal is ordered and/or an internal evaluation is prepared.

A loan is considered impaired when, based upon current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, in accordance with the original terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or, as a practical expedient, the fair value of the collateral, less cost to sell, if the loan is collateral dependent. All non-accrual loans are considered impaired.

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

The allowance is established through charges to earnings in the form of a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience, current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s lenders, collection policies and experience, internal loan review function and other external factors. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

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

In prior years we segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. That segregation was based on changes made in our underwriting standards during 2009. For the 2018 ALL calculation, however, we decided to no longer segregate loans by origination year and to collapse the two portfolios. Management based this decision on the age of the older portfolio which represented approximately 11% of the total loan portfolio and in which most losses have already been identified and incurred. In connection with this change in methodology we also combined the economic factors used to calculate the qualitative component of the ALL. The combined impact of these changes in methodology reduced the ALL by approximately $0.2 million from what would have been recorded if we had not changed our methodology. Additionally, during 2018 we updated our methodology by expanding the look-back period of historical losses used in the calculation of the quantitative component of the allowance from three years to five years and incorporated recoveries into our loss history. The increase in the look-back period from three years to five years allows for more observation points and better reflects the likelihood of losses inherent in the loan portfolio, as it is more reflective of the current economic environment. We believe the addition of recoveries net of historical losses used in the look-back period is consistent with industry best practice. The impact of these change resulted in an increase of $0.6 million in the ALL at December 31, 2018. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the ALL on a quarterly basis.

The Company considers fair value of collateral dependent mortgage loans to be 85% of the appraised or internally estimated value. The 85% is based on the actual net proceeds the Company has received from the sale of other real estate owned (“OREO”) as a percentage of OREO’s appraised value. For collateral dependent taxi medallion loans, the Company considers fair value to be the value of the underlying medallion based upon the most recently reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. For both collateral dependent mortgage loans and taxi medallion loans, the amount by which the loan’s book value exceeds fair value is charged-off.

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

As of December 31, 2018, we utilized recent third party appraisals of the collateral to measure impairment for $17.0 million, or 83.0%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $3.5 million, or 17.0%, of collateral dependent impaired loans.

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

The allocation of a portion of the ALL for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2018, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the ALL.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2018 and 2017, there were no loans classified as held for sale.

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and past employees who have provided positive consent allowing the Company to be the beneficiary of such policies. BOLI is carried in the Consolidated Statements of Financial Condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.

Other Real Estate Owned:

OREO consists of property acquired through foreclosure. At the time of foreclosure these properties are acquired at fair value and subsequently carried at fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount, the difference is recognized as a valuation allowance. Further decreases to the estimated value will be charged directly to expense. There was no OREO at December 31, 2018 and 2017.

Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets. For equipment and furniture the useful life is between 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Company a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Company is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Company’s borrowing levels. The Company carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2018, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2018.

Income Taxes:

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards. A valuation allowance is recognized to reduce the potential deferred tax asset if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized. Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

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

Derivatives:

Derivatives are recorded on the Consolidated Statements of Financial Condition at fair value on a gross basis in “Other assets” and/or “Other liabilities”. The accounting for changes in value of a derivative depends on the type of hedge and on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings.

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed at least quarterly. For cash flow hedges, the effective portion of changes in the fair value of the derivative is initially recorded as a component of accumulated other comprehensive income or loss, net of tax, and subsequently reclassified into earnings when the hedged transaction effects earnings. Any hedge ineffectiveness (gain or loss) is reported in current-period earnings. For fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. Changes in the fair value of derivatives are disclosed in the Consolidated Statements of Cash Flows within operating activities in the line item Fair Value Adjustment for Financial Assets and Financial Liabilities.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains and losses on securities available for sale and cash flow hedges arising during the period, adjustments to net periodic pension costs and reclassification adjustments for realized gains and losses on securities available for sale and changes in the fair value of instrument-specific credit risk from the Company’s liabilities carried at fair value pursuant to the fair value option.

Segment Reporting:

Management views the Company as operating as a single unit, a community bank. Therefore, segment information is not provided.

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.2 million, $2.4 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2018	2017	2016
	(In thousands, except per share data)
Net income, as reported	$55,090	$41,121	$64,916
Divided by:
Weighted average common shares outstanding	28,709	29,080	28,957
Weighted average common stock equivalents	1	2	13
Total weighted average common shares outstanding and common stock equivalents	28,710	29,082	28,970

Basic earnings per common share	$1.92	$1.41	$2.24
Diluted earnings per common share	$1.92	$1.41	$2.24
Dividend Payout ratio	41.7%	51.1%	30.4%

There were no options that were anti-dilutive for the years ended December 31, 2018, 2017 and 2016.

3. Loans and Allowance for Loan Losses

The composition of loans is as follows at December 31:

	2018	2017
	(In thousands)
Multi-family residential	$2,269,048	$2,273,595
Commercial real estate	1,542,547	1,368,112
One-to-four family ― mixed-use property	577,741	564,206
One-to-four family ― residential	190,350	180,663
Co-operative apartments	8,498	6,895
Construction	50,600	8,479
Small Business Administration	15,210	18,479
Taxi medallion	4,539	6,834
Commercial business and other	877,763	732,973
Gross loans	5,536,296	5,160,236
Net unamortized premiums and unearned loan fees	15,188	16,763
Total loans, net of fees and costs	$5,551,484	$5,176,999

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 84.7% and 84.8% of our gross loans at December 31, 2018 and 2017, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our provision for loan losses and to maintain an ALL as a percentage of total loans in excess of the allowance currently maintained. At December 31, 2018, we were servicing $36.5 million of mortgage loans and $18.4 million of SBA loans for others.

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

To minimize the risks involved in the origination of multi-family residential, commercial real estate and commercial business and other loans, the Company adheres to strict underwriting standards, which include reviewing the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. We generally originate these loans up to a maximum of 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Bank’s Board of Directors or the Loan Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. Additionally, for commercial business and other loans which are not secured by improved properties, the Bank will secure these loans with business assets, including accounts receivables, inventory and real estate and generally require personal guarantees.

The following tables show loans modified and classified as TDR during the periods indicated:

	For the year ended December 31, 2018
(Dollars in thousands)	Number	Balance	Modification description

Commercial business and other	1	$1,620	Loan amortization extension.
Total	1	$1,620

	For the year ended December 31, 2017
(Dollars in thousands)	Number	Balance	Modification description

Taxi medallion	10	$6,741	Four loans received a below market interest rate and the loan amortization was extended. Six loans had loan amortization extensions.
Total	10	$6,741

	For the year ended December 31, 2016
(Dollars in thousands)	Number	Balance	Modification description

One-to-four family - residential	2	$263	Received a below market interest rate and the loans amortization were extended
Taxi medallion	12	9,764	Nine loans received a below market interest rate and three had their loan amortization extended
Commercial business and other	1	324	Received a below market interest rate and the loan amortization was extended
Total	15	$10,351

The recorded investment of the loans modified and classified as TDR, presented in the tables above, were unchanged as there was no principal forgiven in these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	7	$1,916	9	$2,518
Commercial real estate	-	-	2	1,986
One-to-four family - mixed-use property	5	1,692	5	1,753
One-to-four family - residential	3	552	3	572
Taxi medallion	15	3,926	20	5,916
Commercial business and other	1	279	2	462

Total performing	31	$8,365	41	$13,207

During the year ended December 31, 2018, we sold one commercial real estate TDR loan totaling $1.8 million, for a loss of $0.3 million, four taxi medallion TDR loan’s paid-off totaling $1.4 million and one taxi medallion loan for $0.1 million was foreclosed and is included in other assets. Additionally, one commercial business and other loan which was modified as TDR in 2018 was transferred to non-performing status, as it was no longer performing according to its modified terms. During 2017, there were no TDR loans transferred to non-performing status. Taxi medallion loans in the table above continue to pay as agreed, however the Company records interest received on a cash basis.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$388	1	$383
Commercial business and other	1	1,397	-	-

Total TDR's that subsequently defaulted	2	$1,785	1	$383

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(In thousands)	2018	2017

Loans ninety days or more past due and still accruing:
Commercial real estate	$-	$2,424
Total	-	2,424

Non-accrual mortgage loans:
Multi-family residential	2,410	3,598
Commercial real estate	1,379	1,473
One-to-four family mixed-use property	928	1,867
One-to-four family residential	6,144	7,808
Total	10,861	14,746

Non-accrual non-mortgage loans:
Small Business Administration	1,267	46
Taxi medallion	613	918
Commercial business and other	3,512	-
Total	5,392	964

Total non-accrual loans	16,253	15,710

Total non-performing loans	$16,253	$18,134

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2018	2017	2016
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,604	$1,705	$1,963
Less: Interest income included in the results of operations	623	619	455
Total foregone interest	$981	$1,086	$1,508

The following table shows by delinquency an analysis of our recorded investment in loans at December 31, 2018:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$1,887	$339	$2,410	$4,636	$2,264,412	$2,269,048
Commercial real estate	379	-	1,379	1,758	1,540,789	1,542,547
One-to-four family - mixed-use property	1,003	322	928	2,253	575,488	577,741
One-to-four family - residential	1,564	-	6,144	7,708	182,642	190,350
Co-operative apartments	-	-	-	-	8,498	8,498
Construction loans	-	730	-	730	49,870	50,600
Small Business Administration	4	68	1,267	1,339	13,871	15,210
Taxi medallion	-	-	-	-	4,539	4,539
Commercial business and other	2,076	281	2,216	4,573	873,190	877,763
Total	$6,913	$1,740	$14,344	$22,997	$5,513,299	$5,536,296

The following table shows by delinquency an analysis of our recorded investment in loans at December 31, 2017:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$2,533	$279	$3,598	$6,410	$2,267,185	$2,273,595
Commercial real estate	1,680	2,197	3,897	7,774	1,360,338	1,368,112
One-to-four family - mixed-use property	1,570	860	1,867	4,297	559,909	564,206
One-to-four family - residential	1,921	680	7,623	10,224	170,439	180,663
Co-operative apartments	-	-	-	-	6,895	6,895
Construction loans	-	-	-	-	8,479	8,479
Small Business Administration	-	-	-	-	18,479	18,479
Taxi medallion	-	108	-	108	6,726	6,834
Commercial business and other	2	-	-	2	732,971	732,973
Total	$7,706	$4,124	$16,985	$28,815	$5,131,421	$5,160,236

The following tables show the activity in the allowance for loan losses for the periods indicated:

For the year ended December 31, 2018
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$-	$68	$669	$-	$5,521	$20,351
Charge-off's	(99)	-	(3)	(1)	-	-	(392)	(393)	(44)	(932)
Recoveries	6	-	136	569	-	-	51	143	46	951
Provision (benefit)	(54)	(328)	(811)	(901)	-	261	90	250	2,068	575
Ending balance	$5,676	$4,315	$1,867	$749	$-	$329	$418	$-	$7,591	$20,945

For the year ended December 31, 2017
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$-	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(454)	(4)	(39)	(415)	-	-	(212)	(11,283)	(65)	-	(12,472)
Recoveries	300	96	108	91	-	-	80	-	58	-	733
Provision (benefit)	54	64	(427)	391	-	(24)	320	9,040	1,036	(593)	9,861
Ending balance	$5,823	$4,643	$2,545	$1,082	$-	$68	$669	$-	$5,521	$-	$20,351

For the year ended December 31, 2016
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$6,718	$4,239	$4,227	$1,227	$-	$50	$262	$343	$4,469	$-	$21,535
Charge-off's	(161)	-	(144)	(114)	-	-	(529)	(142)	(69)	-	(1,159)
Recoveries	339	11	777	366	-	-	99	-	261	-	1,853
Provision (benefit)	(973)	237	(1,957)	(464)	-	42	649	2,042	(169)	593	-
Ending balance	$5,923	$4,487	$2,903	$1,015	$-	$92	$481	$2,243	$4,492	$593	$22,229

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

At December 31, 2018
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total
Financing Receivables:
Ending Balance	$2,269,048	$1,542,547	$577,741	$190,350	$8,498	$50,600	$15,210	$4,539	$877,763	$5,536,296
Ending balance: individually evaluated for impairment	$4,500	$1,435	$3,098	$6,889	$-	$-	$1,267	$4,539	$3,791	$25,519
Ending balance: collectively evaluated for impairment	$2,264,548	$1,541,112	$574,643	$183,461	$8,498	$50,600	$13,943	$-	$873,972	$5,510,777
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$100	$-	$143	$51	$-	$-	$-	$-	$866	$1,160
Ending balance: collectively evaluated for impairment	$5,576	$4,315	$1,724	$698	$-	$329	$418	$-	$6,725	$19,785

At December 31, 2017
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total
Financing Receivables:
Ending Balance	$2,273,595	$1,368,112	$564,206	$180,663	$6,895	$8,479	$18,479	$6,834	$732,973	$5,160,236
Ending balance: individually evaluated for impairment	$7,311	$9,089	$5,445	$9,686	$-	$-	$137	$6,834	$661	$39,163
Ending balance: collectively evaluated for impairment	$2,266,284	$1,359,023	$558,761	$170,977	$6,895	$8,479	$18,342	$-	$732,312	$5,121,073
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$205	$177	$198	$56	$-	$-	$-	$-	$6	$642
Ending balance: collectively evaluated for impairment	$5,618	$4,466	$2,347	$1,026	$-	$68	$669	$-	$5,515	$19,709

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at:

	December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,225	$3,568	$-	$5,091	$5,539	$-
Commercial real estate	1,435	1,435	-	7,103	7,103	-
One-to-four family mixed-use property	1,913	2,113	-	4,218	4,556	-
One-to-four family residential	6,490	6,643	-	9,272	10,489	-
Non-mortgage loans:
Small Business Administration	1,267	1,609	-	137	151	-
Taxi medallion	4,539	12,788	-	6,834	18,063	-
Commercial business and other	-	-	-	313	682	-

Total loans with no related allowance recorded	18,869	28,156	-	32,968	46,583	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,275	1,275	100	2,220	2,220	205
Commercial real estate	-	-	-	1,986	1,986	177
One-to-four family mixed-use property	1,185	1,185	143	1,227	1,227	198
One-to-four family residential	399	399	51	414	414	56
Commercial business and other	3,791	3,791	866	348	348	6

Total loans with an allowance recorded	6,650	6,650	1,160	6,195	6,195	642

Total Impaired Loans:
Total mortgage loans	$15,922	$16,618	$294	$31,531	$33,534	$636

Total non-mortgage loans	$9,597	$18,188	$866	$7,632	$19,244	$6

The following table shows our average recorded investment and interest income recognized for loans that were considered impaired for the years ended:

	December 31, 2018		December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,957	$76	$3,260	$80	$4,762	$96
Commercial real estate	4,334	176	6,187	300	4,753	169
One-to-four family mixed-use property	3,298	125	5,104	168	7,914	141
One-to-four family residential	7,603	33	9,865	108	10,233	82
Construction	183	10	596	22	285	7
Non-mortgage loans:
Small Business Administration	711	33	207	11	369	20
Taxi medallion	5,865	313	4,537	161	3,110	67
Commercial business and other	10,170	792	1,267	98	2,217	181

Total loans with no related allowance recorded	36,121	1,558	31,023	948	33,643	763

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,741	96	2,348	136	2,279	116
Commercial real estate	-	-	2,026	95	2,145	100
One-to-four family mixed-use property	1,201	54	1,341	65	2,560	138
One-to-four family residential	405	16	420	16	410	15
Non-mortgage loans:
Small Business Administration	-	-	-	-	616	42
Taxi medallion	-	-	10,997	166	7,244	147
Commercial business and other	1,178	25	375	22	827	45

Total loans with an allowance recorded	4,525	191	17,507	500	16,081	603

Total Impaired Loans:
Total mortgage loans	$22,722	$586	$31,147	$990	$35,341	$864

Total non-mortgage loans	$17,924	$1,163	$17,383	$458	$14,383	$502

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2018:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$2,498	$4,166	$-	$-	$6,664
Commercial real estate	381	4,051	-	-	4,432
One-to-four family - mixed-use property	1,199	2,034	-	-	3,233
One-to-four family - residential	557	6,665	-	-	7,222
Construction loans	730	-	-	-	730
Small Business Administration	481	139	-	-	620
Taxi medallion	-	4,539	-	-	4,539
Commercial business and other	730	21,348	3,512	-	25,590
Total loans	$6,576	$42,942	$3,512	$-	$53,030

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2017:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$6,389	$4,793	$-	$-	$11,182
Commercial real estate	2,020	8,871	-	-	10,891
One-to-four family - mixed-use property	2,835	3,691	-	-	6,526
One-to-four family - residential	2,076	9,115	-	-	11,191
Small Business Administration	548	108	-	-	656
Taxi medallion	-	6,834	-	-	6,834
Commercial business and other	14,859	545	-	-	15,404
Total loans	$28,727	$33,957	$-	$-	$62,684

4. Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2018 and 2017, the Company did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2018
(Dollars in thousands)	Loans sold	Proceeds	Net (charge-offs) recoveries	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	4	$1,559	$-	$-
Commercial real estate	4	6,065	-	(235)
One-to-four family - mixed-use property	2	725	(4)	-
One-to-four family - residential	2	390	72	10

Total	12	$8,739	$68	$(225)

Performing loans
Small Business Administration	9	$5,671	$-	$393

Total	9	$5,671	$-	$393

	For the year ended December 31, 2017
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	3	$872	$-	$38
Commercial real estate	5	1,821	(4)	34
One-to-four family - mixed-use property	9	3,523	(33)	343

Total	17	$6,216	$(37)	$415

Performing loans
Multi-family residential	12	$18,784	$-	$(36)
Commercial real estate	7	26,283	-	(28)
Small Business Administration	8	5,061	-	252

Total	27	$50,128	$-	$188

	For the year ended December 31, 2016
(Dollars in thousands)	Loans sold	Proceeds	Net recoveries	Net gain
Delinquent and non-performing loans
Multi-family residential	9	$2,680	$1	$3
Commercial real estate	2	192	-	-
One-to-four family - mixed-use property	15	5,093	47	262

Total	26	$7,965	$48	$265

Performing loans
Small Business Administration	6	$3,534	$-	$319

Total	6	$3,534	$-	$319

5. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2018	2017	2016
	(In thousands)

Balance at beginning of year	$-	$533	$4,932
Additions	638	-	639
Reductions to carrying value	-	-	(1,763)
Sales	(638)	(533)	(3,275)

Balance at end of year	$-	$-	$533

OREO balances are included in “Other assets” within our Consolidated Statements of Financial Condition.

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income in “Other operating expenses” during the periods presented:

	For the years ended December 31,
	2018	2017	2016
	(In thousands)

Gross gains	$27	$50	$37
Gross losses	-	-	(275)
Write-down of carrying value	-	-	(1,763)

Total income (expense)	$27	$50	$(2,001)

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the year ended December 31, 2018, we foreclosed on one residential real estate property for $0.6 million. During the year ended December 31, 2017 we did not foreclose on any consumer mortgages through in-substance repossession. We did not hold any foreclosed residential real estate at December 31, 2018 and 2017. Included within net loans as of December 31, 2018 and 2017, was a recorded investment of $7.2 million and $10.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

6. Securities

The Company did not hold any trading securities at December 31, 2018 and 2017. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2018:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$24,065	$22,508	$-	$1,557

Total municipals	24,065	22,508	-	1,557

FNMA	7,953	7,366	-	587

Total mortgage-backed securities	7,953	7,366	-	587

Total	$32,018	$29,874	$-	$2,144

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$22,913	$21,889	$-	$1,024

Total municipals	22,913	21,889	-	1,024

FNMA	7,973	7,810	-	163

Total mortgage-backed securities	7,973	7,810	-	163

Total	$30,886	$29,699	$-	$1,187

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2018:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$130,000	$118,535	$-	$11,465
Municipals	46,231	46,574	343	-
Mutual funds	11,586	11,586	-	-
Collateralized loan obligations	88,396	86,751	-	1,645
Other	1,256	1,256	-	-
Total other securities	277,469	264,702	343	13,110
REMIC and CMO	382,632	376,340	885	7,177
GNMA	785	826	41	-
FNMA	94,069	91,693	72	2,448
FHLMC	90,377	89,094	113	1,396
Total mortgage-backed securities	567,863	557,953	1,111	11,021
Total securities available for sale	$845,332	$822,655	$1,454	$24,131

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2017:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$110,000	$102,767	$-	$7,233
Municipals	101,680	103,199	1,519	-
Mutual funds	11,575	11,575	-	-
Collateralized loan obligations	10,000	10,053	53	-
Other	1,110	1,110	-	-
Total other securities	234,365	228,704	1,572	7,233
REMIC and CMO	328,668	325,302	595	3,961
GNMA	1,016	1,088	72	-
FNMA	136,198	135,474	330	1,054
FHLMC	48,103	47,786	18	335
Total mortgage-backed securities	513,985	509,650	1,015	5,350
Total securities available for sale	$748,350	$738,354	$2,587	$12,583

Mortgage-backed securities shown in the tables above includes one private issue collateralized mortgage obligations (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $21,000 at December 31, 2017. We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at December 31, 2018.

The corporate securities held by the Company at December 31, 2018 and 2017 are issued by U.S. banking institutions.

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at December 31, 2018, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$2,568	$2,568
Due after ten years	21,497	19,940
Total other securities	24,065	22,508
Mortgage-backed securities	7,953	7,366
Total securities held-to-maturity	$32,018	$29,874

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2018, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
	(In thousands)

Due after five years through ten years	$131,087	$119,622
Due after ten years	134,796	133,494

Total other securities	265,883	253,116
Mutual funds	11,586	11,586
Mortgage-backed securities	567,863	557,953

Total securities available for sale	$845,332	$822,655

The following table shows the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018.

		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,940	$1,557	$-	$-	$19,940	$1,557
Total other securities	1	19,940	1,557	-	-	19,940	1,557

FNMA	1	7,366	587	-	-	7,366	587
Total mortgage-backed securities	1	7,366	587	-	-	7,366	587

Total securities held-to-maturity	2	$27,306	$2,144	$-	$-	$27,306	$2,144

Available for sale securities
Corporate	16	$118,535	$11,465	$19,113	$888	$99,422	$10,577
Municipals	3	4,220	-	4,220	-	-	-
CLO	11	86,752	1,645	86,752	1,645	-	-
Total other securities	30	209,507	13,110	110,085	2,533	99,422	10,577

REMIC and CMO	39	243,756	7,177	17,308	200	226,448	6,977
GNMA	1	51	-	51	-	-	-
FNMA	14	85,046	2,448	6,372	17	78,674	2,431
FHLMC	3	51,288	1,396	10,116	95	41,172	1,301
Total mortgage-backed securities	57	380,141	11,021	33,847	312	346,294	10,709
Total securities available for sale	87	$589,648	$24,131	$143,932	$2,845	$445,716	$21,286

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

The Company reviewed each investment that had an unrealized loss at December 31, 2018 and 2017. The unrealized losses in held-to-maturity municipal securities at December 31, 2018 and 2017 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at December 31, 2018 and 2017 were caused by movements in interest rates. The unrealized losses in securities available for sale at December 31, 2018 and 2017 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2018 and 2017.

The Company did not record any credit related OTTI charges during the years ended December 31, 2018, 2017 and 2016.

The Company sold available for sale securities with carrying values at the time of sale totaling $120.3 million, $112.4 million and $126.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended December 31,
	2018	2017	2016
	(In thousands)
Gross gains from the sale of securities	$105	$401	$2,370
Gross losses from the sale of securities	(2,025)	(587)	(846)

Net (losses) gains from the sale of securities	$(1,920)	$(186)	$1,524

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $17.3 million and $17.0 million at December 31, 2018 and 2017, respectively.

7. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2018	2017
	(In thousands)
Leasehold improvements	$39,703	$37,044
Equipment and furniture	24,582	22,489
Total	64,285	59,533
Less: Accumulated depreciation and amortization	33,867	28,697
Bank premises and equipment, net	$30,418	$30,836

8. Deposits

Total deposits at December 31, 2018 and 2017, and the weighted average rate on deposits at December 31, 2018, are as follows:

	2018	2017	Weighted Average Rate 2018
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,563,310	$1,351,933	2.10%
Savings accounts	210,022	290,280	0.72
Money market accounts	1,427,992	979,958	1.93
NOW accounts	1,300,852	1,333,232	1.53
Total interest-bearing deposits	4,502,176	3,955,403
Non-interest bearing demand deposits	413,747	385,269
Total due to depositors	4,915,923	4,340,672
Mortgagors' escrow deposits	44,861	42,606
Total deposits	$4,960,784	$4,383,278

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $366.7 million and $238.8 million at December 31, 2018 and 2017, respectively. The aggregate amount of brokered deposits was $301.7 million and $1,090.0 million at December 31, 2018 and 2017, respectively.

During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2018 and 2017, reciprocal deposits totaled $685.3 million and $682.4 million, respectively.

Government deposits are collateralized by either securities, letters of credit issued by FHLB-NY or are placed in an Insured Cash Sweep service (“ICS”). The letters of credit are collateralized by mortgage loans pledged by the Company.

At December 31, 2018, government deposits totaled $1,339.7 million, of which $661.5 million were ICS deposits and $678.2 million were collateralized by $178.9 million in securities and $659.6 million of letters of credit. At December 31, 2017, government deposits totaled $1,133.3 million, of which $639.5 million were ICS deposits and $493.8 million were collateralized by $183.9 million in securities and $402.1 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Certificate of deposit accounts	$28,310	$20,579	$20,536
Savings accounts	1,370	1,808	1,219
Money market accounts	18,707	8,151	3,592
NOW accounts	15,896	9,640	7,891
Total due to depositors	64,283	40,178	33,238
Mortgagors' escrow deposits	214	141	112
Total interest expense on deposits	$64,497	$40,319	$33,350

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2018	2017
	(In thousands)
Within 12 months	$1,017,177	$759,360
More than 12 months to 24 months	404,930	449,293
More than 24 months to 36 months	78,427	95,626
More than 36 months to 48 months	10,915	42,928
More than 48 months to 60 months	51,365	2,648
More than 60 months	496	2,078
Total certificate of deposit accounts	$1,563,310	$1,351,933

9. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

FHLB-NY advances - fixed rate:
Due in 2018	$-	-%	$630,588	1.41%
Due in 2019	782,899	2.23	257,216	1.55
Due in 2020	186,082	1.64	186,148	1.64
Due in 2021	125,016	1.57	125,016	1.57
Due in 2022	25,000	2.83	-	-
Due in 2023	15,996	3.14	-	-
Total FHLB-NY advances	1,134,993	2.09	1,198,968	1.49

Subordinated debentures - fixed rate through 2021 Due in 2026	74,001	5.32	73,699	5.34

Junior subordinated debentures - adjustable rate Due in 2037	41,849	6.07	36,986	4.86

Total borrowings	$1,250,843	2.41%	$1,309,653	1.80%

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings terms range from one day to five years.

At December 31, 2018, the Company was able to borrow up to $2,943.0 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2018, the Bank had $1,794.5 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2018, the Bank also has unsecured lines of credit with other commercial banks totaling $100.0 million.

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

10. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. The Bank also files New Jersey State tax returns. The Company is undergoing examinations of its Federal income tax return for 2015, New York State income tax returns for 2014, 2015 and 2016 and its New York City income tax return for 2014. Additionally, the Company remains subject to examination for its Federal, New York State and New Jersey income tax returns for the years ending on or after December 31, 2015. The Company believes it has accrued for all potential amounts that may be due to all taxing authorities.

Income tax provisions are summarized as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Federal:
Current	$9,183	$14,859	$34,996
Deferred	(609)	7,985	(1,416)
Total federal tax provision	8,574	22,844	33,580
State and Local:
Current	3,876	1,419	7,647
Deferred	(2,055)	750	(124)
Total state and local tax provision	1,821	2,169	7,523
Total income tax provision	$10,395	$25,013	$41,103

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, which among other things, reduced the federal income tax rate for corporations from 35% to 21% effective January 1, 2018. We recorded $3.8 million in additional tax expense during 2017 from the revaluation of our net deferred tax assets, resulting from the TCJA.

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 15.9%, 37.8% and 38.8% for the years ended December 31, 2018, 2017 and 2016, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2018		2017		2016
	(Dollars in thousands)
Taxes at federal statutory rate	$13,752	21.0%	$23,147	35.0%	$37,106	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,439	2.2	1,410	2.1	4,890	4.6
TCJA	-	-	3,770	5.7	-	-
Tax exempt	(1,961)	(3.0)	(2,429)	(3.7)	(1,750)	(1.7)
Other	(2,835)	(4.3)	(885)	(1.3)	857	0.9
Taxes at effective rate	$10,395	15.9%	$25,013	37.8%	$41,103	38.8%

The components of the net deferred tax assets are as follows at December 31:

	2018	2017
	(In thousands)
Deferred tax assets:
Postretirement benefits	$6,489	$6,047
Allowance for loan losses	6,490	6,414
Stock based compensation	2,717	2,808
Depreciation	615	1,057
Unrealized loss on securities available for sale	7,028	3,150
Fair value adjustment on financial assets carried at fair value	227	168
Fair value hedges	638	939
Adjustment required to recognize funded status of postretirement pension plans	751	2,068
Gain on sale of buildings	1,220	1,434
Other	3,113	299
Net operating loss (NYC)	928	-
Deferred tax assets	30,216	24,384

Deferred tax liabilities:
FPFC deferred income	2,263	1,916
Cashflow hedges	1,664	129
Fair value adjustment on financial liabilities carried at fair value	5,815	7,800
Entity specific fair value	382	-
Other	6,132	4,239
Deferred tax liabilities	16,256	14,084

Net deferred tax asset included in other assets	$13,960	$10,300

The Company has recorded a deferred tax asset of $30.2 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $16.3 million deferred tax liability can be used to offset a portion of the deferred tax asset it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2018 and 2017.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in tax expense. During the three years ended December 31, 2018, the Company did not recognize any material amounts of interest or penalties on income taxes.

11. Stock-Based Compensation

For the years ended December 31, 2018, 2017 and 2016 the Company’s net income, as reported, includes $6.5 million, $5.9 million and $5.9 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.4 million, $1.9 million and $2.3 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 280,590, 276,900 and 337,175 restricted stock units granted for the years ended December 31, 2018, 2017 and 2016, respectively.

No stock options have been granted by the Company since 2009. At December 31, 2018, there are 300 stock options outstanding at an exercise price of $8.44.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. No further awards may be granted under the Company’s 2005 Omnibus Incentive Plan, 1996 Stock Option Incentive Plan, and 1996 Restricted Stock Incentive Plan (“Prior Plans”). On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 745,477 shares are available for future issuance under the 2014 Omnibus Plan at December 31, 2018. To fund restricted stock unit awards or option exercises, shares are issued from treasury stock, if available; otherwise new shares are issued. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The following table summarizes the Company’s restricted stock unit (“RSU”) awards under the 2014 Omnibus Plan and the Prior Plans in the aggregate for the year ended December 31, 2018:

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2017	497,322	$22.46
Granted	280,590	28.19
Vested	(256,414)	23.70
Forfeited	(18,840)	25.01
Non-vested at December 31, 2018	502,658	$24.93

Vested but unissued at December 31, 2018	241,924	$25.10

As of December 31, 2018, there was $8.2 million of total unrecognized compensation cost related to RSU awards granted under the 2014 Omnibus Plan and the Prior Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of awards vested for the years ended December 31, 2018, 2017 and 2016 were $7.1 million, $7.0 million and $4.9 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates. As of December 31, 2018, there is no remaining unrecognized compensation cost related to stock options granted.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, during the years ended December 31, 2018, 2017 and 2016 are provided in the following table:

(In thousands)	2018	2017	2016
Proceeds from stock options exercised	$6	$-	$328
Fair value of shares received upon exercise of stock options	8	37	1,380
Tax benefit related to stock options exercised	1	39	185
Intrinsic value of stock options exercised	9	96	841

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. Awards are made under this plan on certain compensation not eligible for contributions made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current fair value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as their interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for the first 5 years of employment and are 100% vested thereafter. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2018:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2017	89,180	$27.50
Granted	10,673	26.94
Distributions	(540)	22.66
Outstanding at December 31, 2018	99,313	$21.53
Vested at December 31, 2018	98,914	$21.53

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of ($0.5) million, ($0.1) million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of distributions from the phantom stock plan were $12,000, $247,000 and $45,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial Loss (Gain)			Prior Service Cost (Credit)			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(In thousands)
Employee Retirement Plan	$3,238	$6,166	$8,055	$-	$-	$-	$3,238	$6,166	$8,055
Other Postretirement Benefit Plans	35	1,223	636	(283)	(368)	(453)	(248)	855	183
Outside Directors Plan	(566)	(472)	(540)	-	12	52	(566)	(460)	(488)
Total	$2,707	$6,917	$8,151	$(283)	$(356)	$(401)	$2,424	$6,561	$7,750

Amounts in accumulated other comprehensive loss to be recognized as components of net periodic expense for these plans in 2019 are as follows:

	Net Actuarial Loss (Gain)	Prior Service Cost (Credit)	Expense (Benefit)
	(In thousands)
Employee Retirement Plan	$269	$-	$269
Other Postretirement Benefit Plans	-	(85)	(85)
Outside Directors Plan	(141)	-	(141)
Total	$128	$(85)	$43

Employee Retirement Plan:

The Company has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan historically invested in diversified equity and fixed-income funds, which are independently managed by a third party. In 2018, the Company repositioned its investments out of a mix of equity and fixed-income funds into 100% fixed-income funds. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2018, 2017 and 2016. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2018	2017
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$23,605	$22,769
Interest cost	781	864
Actuarial loss	(2,389)	962
Benefits paid	(1,653)	(990)
Projected benefit obligation at end of year	20,344	23,605

Change in plan assets:
Market value of assets at beginning of year	22,702	20,146
Actual return on plan assets	1,370	3,546
Benefits paid	(1,653)	(990)
Market value of plan assets at end of year	22,419	22,702

Accrued pension asset/liability included in other assets (liabilities)	$2,075	$(903)

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2018	2017
Weighted average discount rate	4.06%	3.42%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2018 were based on the RP-2014 Adjusted to 2006 Total Dataset with Scale MP-2018 and the mortality assumptions for 2017 were based on the RP-2014 Adjusted to 2006 Total Dataset with Scale MP-2017.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Interest cost	$781	$864	$902
Amortization of unrecognized loss	621	697	809
Expected return on plan assets	(1,452)	(1,392)	(1,394)
Net pension (benefit) expense	(50)	169	317

Current year actuarial (gain) loss	(2,307)	(1,192)	275
Amortization of actuarial loss	(621)	(697)	(809)
Total recognized in other comprehensive income	(2,928)	(1,889)	(534)
Total recognized in net pension cost (benefit) and other comprehensive loss	$(2,978)	$(1,720)	$(217)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2018	2017	2016
Weighted average discount rate	3.42%	3.88%	4.06%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	7.00%	7.00%	7.25%

The following benefit payments are expected to be paid by the Retirement Plan for the years ending December 31:

Future Benefit Payments
(In thousands)
2019	$1,300
2020	1,133
2021	1,177
2022	1,205
2023	1,228
2024 – 2028	6,033

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 8-10% and 3-5%, respectively. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 5.25% for 2018.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2018	2017
Equity securities	0%	72%
Debt securities	100%	28%

At December 31, 2018, Plan assets are invested in a diversified mix of fixed income funds.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. Historically, a combination of equity and fixed income portfolios were used to help achieve these objectives based on a long-term, liability based strategic mix of 60% equities and 40% fixed income. In 2018 the strategic mix was changed to 100% fixed income in order to remove market volatility and lock in gains. Adjustments to this mix are made periodically based on current capital market conditions and plan funding levels. Performance of the investment fund managers is monitored on an ongoing basis using modern portfolio risk analysis and appropriate index benchmarks.

The Company does not expect to make a contribution to the Retirement Plan in 2019.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2018	2017
	(In thousands)
Pooled Separate Accounts
Long duration bond fund (a)	$10,045	$-
Long corporate bond fund (b)	4,471	-
Prudential short term (c)	360	77
U.S. large-cap growth (d)	-	5,822
U.S. large-cap value (e)	-	5,164
U.S. small-cap blend (f)	-	2,735
International blend (g)	-	2,566
Bond fund (h)	-	6,338
Mutual Fund
Investment grade bond fund (i)	7,543	-

Total	$22,419	$22,702

a.	Comprised of fixed income securities with durations of longer than six years that seek to maximize total return consistent with the preservation of capital and prudent investment management.
b.	Comprised of corporate bonds with an average duration within 0.25 years of the benchmark and its average credit quality is no lower than BBB. The fund seeks to outperform the Bloomberg Barclays Long Corporate Bond Index.
c.	Comprised of money market instruments with an emphasis on safety and liquidity.
d.	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
e.	Comprised of large-cap stocks seeking to outperform the Russell 1000 Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
f.	Comprised of stocks with market capitalization of between $100 million and the market capitalization of the largest stock in the Russell 2000 index at the time of purchase. The portfolio will typically hold between 40 and 100 stocks.
g.	Comprised of non-U.S. domiciled stocks. The portfolio will typically hold between 80 and 90 stocks.
h.	Comprised of a portfolio of fixed income securities including U.S agency mortgage-backed securities, corporate bonds, U.S. government bonds and high yield bonds.
i.	Comprised of high quality corporate bonds diversified broadly across industries, issuers and regions. The funds primary benchmark is the Bloomberg Barclays U.S. Credit Index.

The fair value of the mutual fund is determined daily using quoted market prices in an open market (level 1). The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2018 and 2017. These are measured at net asset value under the practical expedient with future redemption dates.

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

Other Postretirement Benefit Plans:

The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees hired prior to January 1, 2011, who were full-time permanent employees with at least five years of service, and their spouses. Effective January 1, 2011, the Postretirement Plans are no longer available for new hires. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees were required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits are not available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2018, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2018	2017
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$9,104	$7,978
Service cost	350	316
Interest cost	307	305
Actuarial (gain) loss	(1,155)	588
Benefits paid	(88)	(83)
Projected benefit obligation at end of year	8,518	9,104

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	88	83
Benefits paid	(88)	(83)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(8,518)	$(9,104)

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2018	2017
Discount rate	4.06%	3.42%
Rate of increase in health care costs
Initial	7.00%	7.00%
Ultimate (year 2023)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2018 were based on the RP-2014 Adjusted to 2006 White Collar Mortality Table with Scale MP-2018 and the mortality assumptions for 2017 were based on the RP-2014 Adjusted to 2006 White Collar Mortality Table with Scale MP-2017.

105

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2018	2017	2016
	(In thousands)
Service cost	$350	$316	$359
Interest cost	307	305	320
Amortization of unrecognized loss	33	-	47
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	605	536	641

Current year actuarial (gain) loss	(1,155)	587	(613)
Amortization of actuarial loss	(33)	-	(47)
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	(1,103)	672	(575)
Total recognized in net postretirement expense and other comprehensive loss	$(498)	$1,208	$66

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2018	2017	2016
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	3.42%	3.88%	4.06%
Rate of increase in health care costs
Initial	7.00%	8.00%	7.00%
Ultimate (year 2023)	5.00%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$1,652	$(1,277)
Effect on total service and interest cost	147	(111)

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit Payments
(In thousands)
2019	$260
2020	266
2021	286
2022	319
2023	326
2024 – 2028	1,755

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $4.1 million, $3.4 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $11.4 million and $11.5 million at December 31, 2018 and 2017, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. Dividend payments received are used to purchase additional shares of common stock. Shares released are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. For the years ended December 31, 2018, 2017 and 2016, the Company funded $3.6 million, $3.2 million and $2.8 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT.

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

The EBT shares are as follows at December 31:

	2018	2017

Shares owned by Employee Benefit Trust, beginning balance	445,022	551,762
Shares purchased	13,669	11,631
Shares released and allocated	(129,601)	(118,371)
Shares owned by Employee Benefit Trust, ending balance	329,090	445,022

Market value of unallocated shares	$7,085,308	$12,238,105

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, a eligible non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $4.8 million and $4.4 million at December 31, 2018 and 2017, respectively. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2018	2017
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,425	$2,462
Service cost	42	42
Interest cost	78	89
Actuarial gain	(184)	(24)
Benefits paid	(96)	(144)
Projected benefit obligation at end of year	2,265	2,425

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	96	144
Benefits paid	(96)	(144)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,265)	$(2,425)

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Service cost	$42	$42	$42
Interest cost	78	89	97
Amortization of unrecognized gain	(91)	(92)	(86)
Amortization of past service liability	12	40	40
Net pension expense	41	79	93

Current actuarial gain	(184)	(24)	(63)
Amortization of actuarial gain	91	92	86
Amortization of prior service cost	(12)	(40)	(40)
Total recognized in other comprehensive income	(105)	28	(17)

Total recognized in net pension expense and other comprehensive income	$(64)	$107	$76

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2018	2017	2016
Weighted average discount rate for the benefit obligation	4.06%	3.42%	3.88%
Weighted average discount rate for periodic pension benefit expense	3.42%	3.88%	4.06%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit Payments
(In thousands)
2019	$288
2020	288
2021	288
2022	288
2023	256
2024 – 2028	988

The Company expects to make payments of $0.3 million under its Directors’ Plan in 2019.

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2018 and 2017, the Bank’s liquidation account was $0.5 million and $0.6 million, respectively, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2018, the Bank had $97.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

Treasury Stock Transactions:

The Holding Company repurchased 787,069 common shares at an average cost of $25.97 and 241,625 common shares at an average cost of $27.59 during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, 467,211 shares remained subject to repurchase under the authorized stock repurchase program. Stock will be purchased under the authorized stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Fair Value Option Elected on Liabilities	Total
December 31, 2018	(In thousands)

Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$-	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCL to Retained Earnings	(1,325)	50	(798)	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	779	779

Other comprehensive income before reclassifications, net of tax	(10,127)	3,351	2,484	87	(4,205)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,325	72	336	-	1,733

Net current period other comprehensive income, net of tax	(8,802)	3,423	2,820	87	(2,472)

Ending balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

December 31, 2017	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(3,859)	$-	$(4,503)	$(8,362)
Other comprehensive income (loss) before reclassifications, net of tax	(1,771)	105	485	(1,181)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	108	126	323	557

Net current period other comprehensive income (loss), net of tax	(1,663)	231	808	(624)

Ending balance, net of tax	$(5,522)	$231	$(3,695)	$(8,986)

December 31, 2016	Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(521)	$(5,041)	$(5,562)
Other comprehensive income (loss) before reclassifications, net of tax	(2,452)	235	(2,217)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(886)	303	(583)

Net current period other comprehensive income (loss), net of tax	(3,338)	538	(2,800)

Ending balance, net of tax	$(3,859)	$(4,503)	$(8,362)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the year ended December 31, 2018
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(1,920)		Net loss on sale of securities
	595		Tax expense
	$(1,325)		Net of tax

Cash flow hedges:
Interest rate swaps	$(104)		Interest expense
	32		Tax expense
	$(72)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(530	)(1)	Other operating expenses
Prior service credits	39	(1)	Other operating expenses
	(491)		Total before tax
	155		Tax expense
	$(336)		Net of tax

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

For the year ended December 31, 2017
Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(186)		Net loss on sale of securities
	78		Tax expense
	$(108)		Net of tax

Cash flow hedges:
Interest rate swaps	$(184)		Interest expense
	58		Tax expense
	$(126)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(605	)(1)	Other operating expenses
Prior service credits	45	(1)	Other operating expenses
	(560)		Total before tax
	237		Tax expense
	$(323)		Net of tax

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

14. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of December 31, 2018, the Bank continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. In 2016, a Capital Conservation Buffer (“CCB”) requirement became effective for banks. The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2018 was 1.875% and increases 0.625% annually through 2019 to 2.5%. The CCB for the Bank at December 31, 2018 and 2017 was 5.70% and 6.31%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2018		December 31, 2017
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$660,782	9.85%	$631,285	10.11%
Requirement to be well capitalized	335,512	5.00	312,343	5.00
Excess	325,270	4.85	318,942	5.11

Common Equity Tier I risk-based capital:
Capital level	$660,782	13.28%	$631,285	13.87%
Requirement to be well capitalized	323,386	6.50	295,937	6.50
Excess	337,396	6.78	335,348	7.37

Tier I risk-based capital:
Capital level	$660,782	13.28%	$631,285	13.87%
Requirement to be well capitalized	398,014	8.00	364,230	8.00
Excess	262,768	5.28	267,055	5.87

Total risk-based capital:
Capital level	$681,727	13.70%	$651,636	14.31%
Requirement to be well capitalized	497,517	10.00	455,288	10.00
Excess	184,210	3.70	196,348	4.31

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2018, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at December 31, 2018 and 2017 was 5.72% and 6.38%, respectively.

113

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2018		December 31, 2017
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$586,582	8.74%	$563,426	9.02%
Requirement to be well capitalized	335,616	5.00	312,278	5.00
Excess	250,966	3.74	251,148	4.02

Common Equity Tier I risk-based capital:
Capital level	$546,230	10.98%	$527,727	11.59%
Requirement to be well capitalized	323,382	6.50	295,865	6.50
Excess	222,848	4.48	231,862	5.09

Tier I risk-based capital:
Capital level	$586,582	11.79%	$563,426	12.38%
Requirement to be well capitalized	398,008	8.00	364,141	8.00
Excess	188,574	3.79	199,285	4.38

Total risk-based capital:
Capital level	$682,527	13.72%	$658,777	14.47%
Requirement to be well capitalized	497,511	10.00	455,177	10.00
Excess	185,016	3.72	203,600	4.47

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $64.9 million and $248.7 million, respectively, at December 31, 2018. Included in these commitments were $26.6 million of fixed-rate commitments at a weighted average rate of 4.80% and $286.9 million of adjustable-rate commitments with a weighted average rate of 5.45%, as of December 31, 2018. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2018 and 2017, there were $659.6 million and $402.1 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Trusts issued capital securities with a par value of $61.9 million in June and July 2007. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2019	$7,605
2020	7,977
2021	7,214
2022	6,822
2023	6,961
Thereafter	23,655
Total minimum payments required	$60,234

The leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2032. Rent expense under these leases for the years ended December 31, 2018, 2017 and 2016 was approximately $6.1 million, $6.3 million and $5.8 million, respectively.

The Company has an additional $0.5 million in minimum lease payments due on other equipment and Company cars not shown in the table above.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

16. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2018, the largest amount the Bank could lend to one borrower was approximately $99.1 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $83.1 million, all of which were performing according to their terms.

17. Related Party Transactions

At December 31, 2018 and 2017, there were no outstanding loans to a related party. Deposits of related parties totaled $11.5 million and $13.8 million at December 31, 2018 and 2017, respectively.

18. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2018, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.8 million and $41.8 million, respectively. At December 31, 2017, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $37.0 million, respectively. The Company did not purchase any financial assets or liabilities under the fair value option during the years ended December 31, 2018 and 2017 and did not sell any financial liabilities under the fair value option during the years ended December 31, 2018 and 2017. The Company sold financial assets carried under the fair value option totaling $0.2 million and $3.0 million during the years ended December 31, 2018 and 2017, respectively.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2018 and 2017, and the changes in fair value included in the Consolidated Statement of Income – Net loss from fair value adjustments:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended December 31,
Description	2018	2017	2018	2017	2016
(Dollars in thousands)
Mortgage-backed securities	$967	$1,590	$(19)	$(26)	$(25)
Other securities	12,843	12,685	(109)	134	(38)
Borrowed funds	41,849	36,986	(4,913)	(2,993)	(4,908)
Net loss from fair value adjustments (1)			$(5,041)	$(2,885)	$(4,971)

(1)	The net loss from fair value adjustments presented in the above table does not include net gains (losses) of $0.9 million, ($0.6) million and $1.5 million from the change in fair value of derivative instruments during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2018 and 2017. The fair value of borrowed funds includes accrued interest payable of $0.2 million at December 31, 2018 and 2017.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2018 and 2017, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2018 and 2017, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2018 and 2017, Level 3 included trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$557,953	$509,650	$-	$-	$557,953	$509,650
Other securities	11,586	11,575	251,860	216,019	1,256	1,110	264,702	228,704
Interest rate swaps	-	-	15,961	7,388	-	-	15,961	7,388

Total assets	$11,586	$11,575	$825,774	$733,057	$1,256	$1,110	$838,616	$745,742

Liabilities:
Borrowings	$-	$-	$-	$-	$41,849	$36,986	$41,849	$36,986
Interest rate swaps	-	-	2,239	3,758	-	-	2,239	3,758

Total liabilities	$-	$-	$2,239	$3,758	$41,849	$36,986	$44,088	$40,744

During the year ended December 31, 2017, one mutual fund security for $11.6 million was transferred from Level 2 into Level 1. There were no other transfers between Levels 1, 2 and 3 during the years ended December 31, 2018 and 2017.

The following tables set forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2018		December 31, 2017
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$1,110	$36,986	$7,361	$33,959
Security call	-	-	(6,300)	-
Net gain from fair value adjustment of financial assets (1)	145	-	134	-
Net loss from fair value adjustment of financial liabilities (1)	-	4,913	-	2,993
Increase(Decrease) in accrued interest	1	66	(87)	34
Change in unrealized losses included in other comprehensive loss	-	(116)	2	-
Ending balance	$1,256	$41,849	$1,110	$36,986

Changes in unrealized held at period end	$-	$-	$-	$-

(1) These totals in the table above are presented in the Consolidated Statement of Income under net loss from fair value adjustments.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,256	Discounted cash flows	Discount rate	n/a	4.9%

Liabilities:

Junior subordinated debentures	$41,849	Discounted cash flows	Discount rate	n/a	4.9%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,110	Discounted cash flows	Discount rate	n/a	5.7%

Liabilities:

Junior subordinated debentures	$36,986	Discounted cash flows	Discount rate	n/a	5.7%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2018 and 2017, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company's assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$4,111	$8,504	$4,111	$8,504
Other repossesed assets	-	-	-	-	35	-	35	-

Total assets	$-	$-	$-	$-	$4,146	$8,504	$4,146	$8,504

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$204	Income approach	Capitalization rate		8.5%		8.5%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$2,724	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales		0.0%		0.0%
			Reduction for planned expedited disposal	-36.5%	to	15.0%	10.4%

Impaired loans	$1,183	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	10.0%	-7.8%
			Capitalization rate	7.4%	to	9.8%	8.7%
			Reduction for planned expedited disposal		15.0%		15.0%

Other repossesed assets	$35	Sales approach	Reduction for planned expediated disposal		0.0%		0.0%

	At December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$204	Income approach	Capitalization rate		8.5%		8.5%
			Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$6,868	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-50.0%	to	15.0%	-0.1%
			Reduction for planned expedited disposal	0.0%	to	15.0%	0.1%

Impaired loans	$1,432	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0%	to	10.0%	-7.6%
			Capitalization rate	7.4%%	to	9.8%	8.8%
			Reduction for planned expedited disposal		0.0%		0.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2018 and 2017.

The methods and assumptions used to estimate fair value at December 31, 2018 and 2017 are as follows:

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

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$118,561	$118,561	$118,561	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,953	7,366	-	7,366	-
Other securities	24,065	22,508	-	-	22,508
Securities available for sale
Mortgage-backed securities	557,953	557,953	-	557,953	-
Other securities	264,702	264,702	11,586	251,860	1,256
Loans	5,551,484	5,496,266	-	-	5,496,266
FHLB-NY stock	57,282	57,282	-	57,282	-
Accrued interest receivable	25,485	25,485	54	2,756	22,675
Interest rate swaps	15,961	15,961	-	15,961	-

Liabilities:
Deposits	$4,960,784	$4,955,077	$3,397,474	$1,557,603	$-
Borrowings	1,250,843	1,241,745	-	1,199,896	41,849
Accrued interest payable	5,890	5,890	-	5,890	-
Interest rate swaps	2,239	2,239	-	2,239	-

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$51,546	$51,546	$51,546	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,973	7,810	-	7,810	-
Other securities	22,913	21,889	-	-	21,889
Securities available for sale
Mortgage-backed securities	509,650	509,650	-	509,650	-
Other securities	228,704	228,704	11,575	216,019	1,110
Loans	5,176,999	5,169,108	-	-	5,169,108
FHLB-NY stock	60,089	60,089	-	60,089	-
Accrued interest receivable	21,405	21,405	16	1,916	19,473
Interest rate swaps	7,388	7,388	-	7,388	-

Liabilities:
Deposits	$4,383,278	$4,380,174	$3,031,345	$1,348,829	$-
Borrowings	1,309,653	1,310,487	-	1,273,501	36,986
Accrued interest payable	2,659	2,659	-	2,659	-
Interest rate swaps	3,758	3,758	-	3,758	-

122

19. Derivative Financial Instruments

At December 31, 2018 and 2017, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at December 31, 2018 and 2017; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $286.1 million and $280.2 million at December 31, 2018 and 2017 respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $441.5 million at December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

At December 31, 2018 and 2017, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At December 31, 2018 and 2017, derivatives with a combined notional amount of $267.8 million and $261.9 million were designated as fair value hedges. At December 31, 2018 and 2017, derivatives with a combined notional amount of $441.5 million were designated as cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax, with the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During each of the years ended December 31, 2018 and 2017, $0.1 million was reclassified from accumulated other comprehensive loss to interest expense.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	December 31, 2018		December 31, 2017
	Notional Amount	Fair Value (1)	Notional Amount	Fair Value (1)
	(In thousands)
Interest rate swaps (fair value hedge)	$248,330	$10,593	$199,341	$6,971
Interest rate swaps (fair value hedge)	19,468	(502)	62,564	(921)
Interest rate swaps (cash flow hedge)	441,500	5,368	250,000	417
Interest rate swaps (cash flow hedge)	-	-	191,500	(7)
Interest rate swaps (non-hedge)	36,321	(1,737)	36,321	(2,830)
Total derivatives	$745,619	$13,722	$739,726	$3,630

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the year ended December 31,
(In thousands)	2018	2017	2016

Financial Derivatives:
Interest rate swaps (non-hedge)	$1,094	$(102)	$71
Interest rate swaps (fair value hedge)	(175)	(478)	1,466
Net gain (loss) (1)	$919	$(580)	$1,537

(1)	Net gains (losses) are recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.

During the years ended December 31, 2018, 2017 and 2016, the Company did not record any hedge ineffectiveness.

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$15,961	$-	$15,961	$-	$14,960	$1,001

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$2,239	$-	$2,239	$-	$-	$2,239

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$7,388	$-	$7,388	$-	$3,660	$3,728

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$3,758	$-	$3,758	$-	$-	$3,758

20. New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2018:

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220).” As a result of the Tax Cuts and Jobs Act (the “TCJA”), concerns arose regarding the guidance which requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this ASU require a reclassification for stranded tax effects from accumulated other comprehensive income to retained earnings, furthermore eliminating the stranded tax effects resulting from the TCJA. The amount of the reclassification is the difference between the previous corporate income tax rate of 35% and the newly enacted corporate income tax rate of 21%. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted in any interim period or fiscal year before the effective date. We have elected to early adopt this guidance as of January 1, 2018. Our Consolidated Statements of Financial Condition reflect adoption of this ASU and reclassification of $2.1 million in stranded tax effects from accumulated other comprehensive income to retained earnings. See Note 10 “Income Taxes” for additional information.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which requires lessees to recognize leases on-balance sheet, makes targeted changes to lessor accounting, and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

ASC 842 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2018. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has elected to use the effective date, January 1, 2019, as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months, subject to a policy election. The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months from the commencement date. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. Additionally, the ASU expands quantitative and qualitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

The new leasing standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. ASC 842 also provides certain accounting policy elections for an entity’s ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components.

Under legacy lease accounting, all of the Company’s leases, which primarily relate to office space and bank branches, were classified as operating leases and, as such, are not recognized on the Company’s Consolidated Balance Sheet for periods prior to the adoption of ASC 842. The Company currently estimates recognizing lease liabilities ranging from $40 million to $50 million, with corresponding ROU assets of the same amount, decreasing the Bank’s and Company’s regulatory capital ratios approximately one to six basis points, due to an increase in total assets and risk-weighted assets. The Company does not expect material changes to the recognition of operating lease expense as presented in Occupancy and Equipment expense in its Consolidated Statements of Income.

21. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2018 and 2017 is presented below:

	2018				2017
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$67,433	$65,486	$63,293	$60,786	$59,697	$59,319	$58,315	$57,254
Interest expense	26,797	23,965	20,653	18,177	16,637	16,278	14,698	13,865
Net interest income	40,636	41,521	42,640	42,609	43,060	43,041	43,617	43,389
Provision for loan losses	422	-	-	153	6,595	3,266	-	-
Other operating income (loss)	(986)	4,955	3,168	3,200	3,064	1,661	1,948	3,689
Other operating expense	25,760	27,233	27,396	31,294	25,879	25,966	26,065	29,564
Income before income tax expense	13,468	19,243	18,412	14,362	13,650	15,470	19,500	17,514
Income tax expense	1,046	1,910	4,489	2,950	7,693	5,291	6,775	5,254
Net income	$12,422	$17,333	$13,923	$11,412	$5,957	$10,179	$12,725	$12,260

Basic earnings per common share	$0.44	$0.61	$0.48	$0.39	$0.21	$0.35	$0.44	$0.42
Diluted earnings per common share	$0.44	$0.61	$0.48	$0.39	$0.21	$0.35	$0.44	$0.42
Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.18	$0.18	$0.18	$0.18

Average common shares outstanding for:
Basic earnings per share	28,422	28,604	28,845	28,974	29,045	29,120	29,135	29,019
Diluted earnings per share	28,423	28,604	28,846	28,975	29,046	29,120	29,136	29,023

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

128

The condensed financial statements for the Holding Company are presented below:

Condensed Statements of Financial Condition	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Assets:
Cash and due from banks	$4,351	$10,198
Securities available for sale:
Other securities	1,256	1,110
Interest receivable	-	-
Investment in Bank	661,044	634,056
Goodwill	2,185	2,185
Other assets	2,929	3,645
Total assets	$671,765	$651,194

Liabilities:
Subordinated debentures	$74,001	$73,699
Junior subordinated debentures, at fair value	41,849	36,986
Other liabilities	6,451	7,901
Total liabilities	122,301	118,586

Stockholders' Equity:
Preferred stock	-	-
Common stock	315	315
Additional paid-in capital	222,720	217,906
Treasury stock, at average cost (3,546,958 shares and 2,942,329 at December 31, 2018 and 2017, respectively)	(75,146)	(57,675)
Retained earnings	414,327	381,048
Accumulated other comprehensive loss, net of taxes	(12,752)	(8,986)
Total equity	549,464	532,608

Total liabilities and equity	$671,765	$651,194

	For the years ended December 31,
Condensed Statements of Income	2018	2017	2016
	(In thousands)
Dividends from the Bank	$34,000	$21,500	$24,000
Interest income	275	505	247
Interest expense	(6,479)	(5,860)	(1,324)
Net loss from fair value adjustments	(4,769)	(2,903)	(4,761)
Other operating expenses	(1,391)	(1,354)	(1,611)
Income before taxes and equity in undistributed earnings of subsidiary	21,636	11,888	16,551
Income tax benefit	3,907	6,926	3,198
Income before equity in undistributed earnings of subsidiary	25,543	18,814	19,749
Equity in undistributed earnings of the Bank	29,547	22,307	45,167
Net income	55,090	41,121	64,916
Other comprehensive loss, net of tax	(2,472)	(624)	(2,800)
Comprehensive net income	$52,618	$40,497	$62,116

	For the years ended December 31,
Condensed Statements of Cash Flows	2018	2017	2016
	(In thousands)
Operating activities:
Net income	$55,090	$41,121	$64,916
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(29,547)	(22,307)	(45,167)
Deferred income tax benefit	(1,915)	(3,990)	(2,316)
Fair value adjustments for financial assets and financial liabilities	4,769	2,903	4,761
Stock-based compensation expense	7,016	5,990	5,120
Net change in operating assets and liabilities	4,246	2,453	3,318
Net cash provided by operating activities	39,659	26,170	30,632

Investing activities:
Investment in Bank	-	-	(66,497)
Proceeds from sales and calls of securities available for sale	-	300	-
Net cash provided (used in) investing activities	-	300	(66,497)

Financing activities:
Issuance of subordinated debt, net	-	-	73,402
Purchase of treasury stock	(22,585)	(9,290)	(9,858)
Cash dividends paid	(22,927)	(20,954)	(19,689)
Stock options exercised	6	-	328
Net cash (used in) provided by financing activities	(45,506)	(30,244)	44,183

Net (decrease) increase in cash and cash equivalents	(5,847)	(3,774)	8,318
Cash and cash equivalents, beginning of year	10,198	13,972	5,654
Cash and cash equivalents, end of year	$4,351	$10,198	$13,972

130

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of Flushing Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

132

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on those criteria issued by COSO.

BDO USA, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in its report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2019 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: http://platform.mi.spglobal.com/Cache/1001240240.PDF?O=PDF&T=&Y=&D=&FID=1001240240&iid=102398

Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2018 and 2017

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2018

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2018

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2018

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

2.       Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

135

3.       Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (13)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (10)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (15)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (9)
4.2	First Supplemental Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto. (9)
10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (14)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (14)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (14)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (14)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (14)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (14)
10.7*	Employment Agreement between Flushing Financial Corporation and Susan K. Cullen (18)
10.8*	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective January 1, 2016) (17)
10.9*	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of January 1, 2016) (17)
10.10*	Amended and Restated Outside Director Retirement Plan (8)
10.11*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.12*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (16)
10.13*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.14*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.15* P	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (3)
10.17* P	Guarantee by Flushing Financial Corporation (1)
10.18*	Form of Outside Director Restricted Stock Award Letter (7)
10.19*	Form of Outside Director Restricted Stock Unit Award Letter (17)
10.20*	Form of Employee Restricted Stock Award Letter (7)
10.21*	Form of Employee Restricted Stock Unit Grant Letter Agreement (17)
10.22*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (11)
10.23*	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (12)
10.24*	Annual Incentive Plan for Executives and Senior Officers (13)
10.25	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (15)
10.26*	Flushing Financial Corporation 2014 Omnibus Incentive Plan (18)
10.27*	Form of Employee Performance Restricted Stock Unit Award Letter (filed herewith)
10.28*	Form of Director Restricted Stock Unit Award Letter With One Year Vesting (filed herewith)
10.29*	Flushing Bank Supplemental Savings Incentive Plan, Amended and Restated as of November 1, 2018 (filed herewith)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*       Indicates compensatory plan or arrangement.

_______________

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(9)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.
(10)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(11)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(13)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(14)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(15)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2014.
(16)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2014.
(17)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2015.
(18)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 1, 2019.

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

Signature	Title	Date
/S/ JOHN R. BURAN	Director, President (Principal Executive Officer)	February 26, 2019
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	February 26, 2019
Alfred A. DelliBovi

/S/ SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	February 26, 2019
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	February 26, 2019
James D. Bennett

/S/ STEVEN J. D'IORIO	Director	February 26, 2019
Steven J. D'Iorio

/S/ LOUIS C. GRASSI	Director	February 26, 2019
Louis C. Grassi

/S/ SAM S. HAN	Director	February 26, 2019
Sam S. Han

/S/ JOHN J. MCCABE	Director	February 26, 2019
John J. McCabe

/S/ DONNA M. O'BRIEN	Director	February 26, 2019
Donna M. O'Brien

/S/ MICHAEL J. RUSSO	Director	February 26, 2019
Michael J. Russo

/S/ THOMAS S. GULOTTA	Director	February 26, 2019
Thomas S. Gulotta

/S/ CAREN C. YOH	Director	February 26, 2019
Caren C. Yoh