Form 10-Q
period 2019-03-31
FLUSHING FINANCIAL CORP
filed 2019-05-08
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer X	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company ___
Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___Yes     X   No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FFIC	The Nasdaq Stock Market LLC

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2019 was 28,187,184.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

	March 31, 2019	December 31, 2018
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$58,677	$118,561
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $5,030 and $4,796 at March 31, 2019 and at December 31, 2018, respectively; fair value of $7,726 and $7,366 at March 31, 2019 and December 31, 2018, respectively)	7,949	7,953
Other securities (none pledged; fair value of $22,276 and $22,508 at March 31, 2019 and December 31, 2018, respectively)	22,532	24,065
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $235,682 and $152,670 at March 31, 2019 and December 31, 2018, respectively; $934 and $967 at fair value pursuant to the fair value option at March 31, 2019 and December 31, 2018, respectively)	579,185	557,953
Other securities (including assets pledged of $13,527 and $28,871 at March 31, 2019 and December 31, 2018, respectively; $13,091 and $12,843 at fair value pursuant to the fair value option at March 31, 2019 and December 31, 2018, respectively)	266,839	264,702
Loans:
Multi-family residential	2,256,447	2,269,048
Commercial real estate	1,529,001	1,542,547
One-to-four family ― mixed-use property	582,049	577,741
One-to-four family ― residential	188,615	190,350
Co-operative apartments	7,903	8,498
Construction	54,933	50,600
Small Business Administration	15,188	15,210
Taxi medallion	3,891	4,539
Commercial business and other	935,297	877,763
Net unamortized premiums and unearned loan fees	15,422	15,188
Allowance for loan losses	(21,015)	(20,945)
Net loans	5,567,731	5,530,539
Interest and dividends receivable	27,226	25,485
Bank premises and equipment, net	29,798	30,418
Federal Home Loan Bank of New York stock, at cost	51,182	57,282
Bank owned life insurance	131,794	131,788
Goodwill	16,127	16,127
Right of Use Asset	44,033	–
Other assets	64,377	69,303
Total assets	$6,867,450	$6,834,176

Liabilities
Due to depositors:
Non-interest bearing	$401,064	$413,747
Interest-bearing	4,609,030	4,502,176
Total Deposits	5,010,094	4,915,923
Mortgagors' escrow deposits	70,115	44,861
Borrowed funds:
Federal Home Loan Bank advances	999,401	1,134,993
Subordinated debentures	74,074	74,001
Junior subordinated debentures, at fair value	42,941	41,849
Total borrowed funds	1,116,416	1,250,843
Operating lease liability	52,510	–
Other liabilities	58,756	73,085
Total liabilities	6,307,891	6,284,712

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	–	–
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2019 and December 31, 2018;28,187,184 shares and 27,983,637 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	315	315
Additional paid-in capital	222,859	222,720
Treasury stock, at average cost (3,343,411 shares and 3,546,958 shares at March 31, 2019 and December 31, 2018, respectively)	(70,929)	(75,146)
Retained earnings	417,856	414,327
Accumulated other comprehensive loss, net of taxes	(10,542)	(12,752)
Total stockholders' equity	559,559	549,464

Total liabilities and stockholders' equity	$6,867,450	$6,834,176

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2019	2018

Interest and dividend income
Interest and fees on loans	$62,330	$55,017
Interest and dividends on securities:
Interest	6,909	5,468
Dividends	19	14
Other interest income	555	287
Total interest and dividend income	69,813	60,786

Interest expense
Deposits	21,469	12,110
Other interest expense	6,541	6,067
Total interest expense	28,010	18,177

Net interest income	41,803	42,609
Provision for loan losses	972	153
Net interest income after provision for loan losses	40,831	42,456

Non-interest income
Banking services fee income	973	948
Net gain (loss) on sale of loans	63	(263)
Net loss from fair value adjustments	(2,080)	(100)
Federal Home Loan Bank of New York stock dividends	903	876
Life insurance proceeds	43	776
Bank owned life insurance	740	762
Other income	301	201
Total non-interest income	943	3,200

Non-interest expense
Salaries and employee benefits	19,166	18,455
Occupancy and equipment	2,789	2,577
Professional services	2,265	2,185
FDIC deposit insurance	485	500
Data processing	1,492	1,401
Depreciation and amortization	1,518	1,389
Other real estate owned/foreclosure expense	77	96
Other operating expenses	4,627	4,691
Total non-interest expense	32,419	31,294

Income before income taxes	9,355	14,362

Provision for income taxes
Federal	1,943	2,607
State and local	344	343
Total taxes	2,287	2,950

Net income	$7,068	$11,412

Basic earnings per common share	$0.25	$0.39
Diluted earnings per common share	$0.25	$0.39
Dividends per common share	$0.21	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended March, 31
(In thousands)	2019	2018

Net income	$7,068	$11,412

Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($10) and ($41) for the three months ended March 31, 2019 and 2018, respectively .	22	91
Amortization of prior service credits, net of taxes of $7 and $3 for the three months ended March 31, 2019 and 2018, respectively.	(15)	(7)
Net unrealized gains (losses) on securities, net of taxes of ($2,524) and $3,055 for three months ended March 31, 2019 and 2018, respectively.	5,620	(6,640)
Net unrealized(losses) gains on cash flow hedges, net of taxes of $1,575 and ($2,604) three months ended March 31, 2019 and 2018, respectively .	(3,505)	5,661
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($39) for the three months ended March 31, 2019.	88	–

Total other comprehensive income (loss), net of tax	2,210	(895)

Comprehensive income	$9,278	$10,517

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,068	$11,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	972	153
Depreciation and amortization of bank premises and equipment	1,518	1,389
Amortization of premium, net of accretion of discount	1,272	2,018
Net loss from fair value adjustments	2,080	100
Net loss from fair value adjustments on qualifying hedges	637	–
Net (gain) loss from sale of loans	(63)	263
Income from bank owned life insurance	(740)	(762)
Life insurance proceeds	(43)	(776)
Stock-based compensation expense	3,931	3,452
Deferred compensation	(938)	(1,238)
Deferred income tax provision	805	350
Decrease in other liabilities	(3,737)	(118)
Increase in other assets	(942)	(955)
Net cash provided by operating activities	11,820	15,288

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(898)	(1,867)
Net redemptions of Federal Home Loan Bank of New York shares	6,100	6,044
Purchases of securities held-to-maturity	(180)	(353)
Proceeds from maturities and calls of securities held-to-maturity	1,568	–
Proceeds from prepayments of securities held-to-maturity	146	–
Purchases of securities available for sale	(45,730)	(32,646)
Proceeds from sales and calls of securities available for sale	13,295	10,000
Proceeds from maturities and prepayments of securities available for sale	16,788	20,943
Proceeds from bank owned life insurance	777	2,741
Net repayments (originations) of loans	16,372	(83,734)
Purchases of loans	(56,995)	(68,818)
Proceeds from sale of loans	1,170	2,464
Net cash used in investing activities	(47,587)	(145,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in non-interest bearing deposits	(12,683)	(7,408)
Net increase in interest-bearing deposits	106,788	302,438
Net increase in mortgagors' escrow deposits	25,254	23,373
Net repayments from short-term borrowed funds	(84,250)	(10,500)
Repayment of long-term borrowings	(51,310)	(123,794)
Purchases of treasury stock	(1,877)	(7,963)
Proceeds from issuance of common stock upon exercise of stock options	3	–
Cash dividends paid	(6,042)	(5,795)
Net cash (used) provided by financing activities	(24,117)	170,351

Net (decrease) increase in cash and cash equivalents	(59,884)	40,413
Cash and cash equivalents, beginning of period	118,561	51,546
Cash and cash equivalents, end of period	$58,677	$91,959

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$25,830	$15,233
Income taxes paid	1,141	1,103
Taxes paid if excess tax benefits were not tax deductible	1,072	1,691
Non-cash activities:
Loans transferred to Other Real Estate Owned or Other Assets	–	744
Reclassification of the Income tax effects of Tax Cuts and Jobs Act from AOCI to Retained Earnings	–	2,073

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2019 and 2018

(Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2018	$549,464	$315	$222,720	$414,327	$(75,146)	$(12,752)

Impact of adoption of ASC 842 - Leases	2,716	–	–	2,716	–	–
Net income	7,068	–	–	7,068	–	–
Award of common shares released from Employee Benefit Trust (138,775 shares)	2,086	–	2,086	–	–	–
Vesting of restricted stock unit awards (287,155 shares)	–	–	(5,878)	(210)	6,088	–
Exercise of stock options (300 shares)	3	–	–	(3)	6	–
Stock-based compensation expense	3,931	–	3,931	–	–	–
Repurchase of shares to satisfy tax obligation (83,908 shares)	(1,877)	–	–	–	(1,877)	–
Dividends on common stock ($0.21 per share)	(6,042)	–	–	(6,042)	–	–
Other comprehensive income	2,210	–	–	–	–	2,210
Balance at March 31, 2019	$559,559	$315	$222,859	$417,856	$(70,929)	$(10,542)

Balance at December 31, 2017	$532,608	$315	$217,906	$381,048	$(57,675)	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	–	–	–	2,073	–	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	–	–	–	(775)	–	775
Net income	11,412	–	–	11,412	–	–
Award of common shares released from Employee Benefit Trust (116,229 shares)	2,488	–	2,488	–	–	–
Vesting of restricted stock unit awards (248,877 shares)	–	–	(4,731)	(170)	4,901	–
Stock-based compensation expense	3,452	–	3,452	–	–	–
Purchase of treasury shares (217,863 shares)	(5,913)	–	–	–	(5,913)	–
Repurchase of shares to satisfy tax obligation (72,837 shares)	(2,050)	–	–	–	(2,050)	–
Dividends on common stock ($0.20 per share)	(5,795)	–	–	(5,795)	–	–
Other comprehensive loss	(895)	–	–	–	–	(895)
Balance at March 31, 2018	$535,307	$315	$219,115	$387,793	$(60,737)	$(11,179)

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

3.	Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Net income, as reported	$7,068	$11,412
Divided by:
Weighted average common shares outstanding	28,621	28,974
Weighted average common stock equivalents	–	1
Total weighted average common shares outstanding and common stock equivalents	28,621	28,975

Basic earnings per common share	$0.25	$0.39
Diluted earnings per common share (1)	$0.25	$0.39
Dividend payout ratio	84.0%	51.3%

(1)	For the three months ended March 31, 2019 and 2018, there were no common stock equivalents that were anti-dilutive.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

4.	Securities

The Company did not hold any trading securities at March 31, 2019 and December 31, 2018. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2019:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$22,532	$22,276	$–	$256

Total other securities	22,532	22,276	–	256

FNMA	7,949	7,726	–	223

Total mortgage-backed securities	7,949	7,726	–	223
Total	$30,481	$30,002	$–	$479

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2018:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$24,065	$22,508	$–	$1,557

Total other securities	24,065	22,508	–	1,557

FNMA	7,953	7,366	–	587

Total mortgage-backed securities	7,953	7,366	–	587
Total	$32,018	$29,874	$–	$2,144

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2019:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$130,000	$121,382	$–	$8,618
Municipals	32,772	33,061	289	–
Mutual funds	11,802	11,802	–	–
Collateralized loan obligations	100,311	99,305	10	1,016
Other	1,289	1,289	–	–
Total other securities	276,174	266,839	299	9,634
REMIC and CMO	400,522	396,890	1,719	5,351
GNMA	766	810	44	–
FNMA	95,360	94,197	302	1,465
FHLMC	87,736	87,288	413	861
Total mortgage-backed securities	584,384	579,185	2,478	7,677
Total securities available for sale	$860,558	$846,024	$2,777	$17,311

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2018:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Corporate	$130,000	$118,535	$–	$11,465
Municipals	46,231	46,574	343	–
Mutual funds	11,586	11,586	–	–
Collateralized loan obligations	88,396	86,751	–	1,645
Other	1,256	1,256	–	–
Total other securities	277,469	264,702	343	13,110
REMIC and CMO	382,632	376,340	885	7,177
GNMA	785	826	41	–
FNMA	94,069	91,693	72	2,448
FHLMC	90,377	89,094	113	1,396
Total mortgage-backed securities	567,863	557,953	1,111	11,021
Total securities available for sale	$845,332	$822,655	$1,454	$24,131

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at March 31, 2019 and December 31, 2018.

The corporate securities held by the Company at March 31, 2019 and December 31, 2018 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities held-to-maturity:	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,180	$1,180
Due after ten years	21,352	21,096

Total other securities	22,532	22,276
Mortgage-backed securities	7,949	7,726

Total	$30,481	$30,002

Securities available for sale:	Amortized Cost	Fair Value
	(In thousands)

Due after one year through five years	$10,000	$9,587
Due after five years through ten years	131,963	123,717
Due after ten years	122,409	121,733

Total other securities	264,372	255,037
Mutual funds	11,802	11,802
Mortgage-backed securities	584,384	579,185

Total	$860,558	$846,024

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2019
		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)

Held-to-maturity securities
Municipals	1	$21,096	$256	$–	$–	$21,096	$256
Total other securities	1	21,096	256	–	–	21,096	256

FNMA	1	7,726	223	–	–	7,726	223
Total mortgage-backed securities	1	7,726	223	–	–	7,726	223
Total	2	$28,822	$479	$–	$–	$28,822	$479

Available for sale securities
Corporate	16	$121,382	$8,618	$19,419	$581	$101,963	$8,037
CLO	11	85,896	1,016	85,896	1,016	–	–
Total other securities	27	207,278	9,634	105,315	1,597	101,963	8,037

REMIC and CMO	36	215,761	5,351	20,259	79	195,502	5,272
FNMA	12	77,992	1,465	–	–	77,992	1,465
FHLMC	3	50,602	861	9,657	97	40,945	764
Total mortgage-backed securities	51	344,355	7,677	29,916	176	314,439	7,501
Total	78	$551,633	$17,311	$135,231	$1,773	$416,402	$15,538

	At December 31, 2018
		Total		Less than 12 months		12 months or more
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,940	$1,557	$–	$–	$19,940	$1,557
Total other securities	1	19,940	1,557	–	–	19,940	1,557

FNMA	1	7,366	587	–	–	7,366	587
Total mortgage-backed securities	1	7,366	587	–	–	7,366	587

Total securities held-to-maturity	2	$27,306	$2,144	$–	$–	$27,306	$2,144

Available for sale securities
Corporate	16	$118,535	$11,465	$19,113	$888	$99,422	$10,577
Municipals	3	4,220	–	4,220	–	–	–
CLO	11	86,752	1,645	86,752	1,645	–	–
Total other securities	30	209,507	13,110	110,085	2,533	99,422	10,577

REMIC and CMO	39	243,756	7,177	17,308	200	226,448	6,977
GNMA	1	51	–	51	–	–	–
FNMA	14	85,046	2,448	6,372	17	78,674	2,431
FHLMC	3	51,288	1,396	10,116	95	41,172	1,301
Total mortgage-backed securities	57	380,141	11,021	33,847	312	346,294	10,709
Total securities available for sale	87	$589,648	$24,131	$143,932	$2,845	$445,716	$21,286

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

The Company reviewed each investment that had an unrealized loss at March 31, 2019 and December 31, 2018. The unrealized losses in held-to-maturity municipal securities at March 31, 2019 and December 31, 2018 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at March 31, 2019 and December 31, 2018 were caused by movements in interest rates. The unrealized losses in securities available for sale at March 31, 2019 and December 31, 2018 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2019 and December 31, 2018.

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three months ended March 31, 2019 and 2018.

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

The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. All loans classified as TDR are considered impaired, however TDR loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status and are not included as part of non-performing loans. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status and reported as non-accrual performing TDR loans until they have made timely payments for six consecutive months. These restructurings have not included a reduction of principal balance.

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At March 31, 2019, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

There were no loan modifications as TDR during three months ended March 31, 2019 and 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	7	$1,906	7	$1,916
One-to-four family - mixed-use property	5	1,674	5	1,692
One-to-four family - residential	3	547	3	552
Taxi medallion (1)	10	2,518	15	3,926
Commercial business and other	–	–	1	279
Total performing troubled debt restructured	25	$6,645	31	$8,365

(1)	Taxi medallion loans in the table above continue to pay as agreed, however the company records interest received on a cash basis.

During the three months ended March 31, 2019 and 2018, there were no defaults of TDR loans within 12 months of their modification date.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	1	$383	1	$388
Taxi medallion	3	768	–	–
Commercial business and other	2	852	1	1,397
Total troubled debt restructurings that subsequently defaulted	6	$2,003	2	$1,785

Four TDR loans were transferred to non-performing status during the three ended March 31, 2019. During the three months ended March 31, 2018, one taxi medallion TDR was foreclosed upon and transferred to non-performing status. The three taxi medallion loans transferred to non-performing status during the three months ended March 31, 2019, were transferred due to the loans being over 90 days past their contractual maturity date, however these loans continue to make payments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(In thousands)	March 31, 2019	December 31, 2018

Non-accrual mortgage loans:
Multi-family residential	$2,009	$2,410
Commercial real estate	1,050	1,379
One-to-four family - mixed-use property	1,305	928
One-to-four family - residential	5,708	6,144
Construction	950	–
Total	11,022	10,861

Non-accrual non-mortgage loans:
Small Business Administration	1,227	1,267
Taxi medallion	1,372	613
Commercial business and other	2,114	3,512
Total	4,713	5,392

Total non-accrual loans	15,735	16,253

Total non-performing loans	$15,735	$16,253

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended March 31,
	2019	2018
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$394	$406
Less: Interest income included in the results of operations	118	158
Total foregone interest	$276	$248

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables show by delinquency an analysis of our recorded investment in loans at the periods indicated:

	March 31, 2019
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$683	$–	$2,009	$2,692	$2,253,755	$2,256,447
Commercial real estate	786	1,794	1,050	3,630	1,525,371	1,529,001
One-to-four family - mixed-use property	1,212	–	1,025	2,237	579,812	582,049
One-to-four family - residential	1,532	155	5,708	7,395	181,220	188,615
Co-operative apartments	–	–	–	–	7,903	7,903
Construction loans	–	–	950	950	53,983	54,933
Small Business Administration	–	–	1,227	1,227	13,961	15,188
Taxi medallion	–	–	768	768	3,123	3,891
Commercial business and other	508	1,299	2,114	3,921	931,376	935,297
Total	$4,721	$3,248	$14,851	$22,820	$5,550,504	$5,573,324

	December 31, 2018
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$1,887	$339	$2,410	$4,636	$2,264,412	$2,269,048
Commercial real estate	379	–	1,379	1,758	1,540,789	1,542,547
One-to-four family - mixed-use property	1,003	322	928	2,253	575,488	577,741
One-to-four family - residential	1,564	–	6,144	7,708	182,642	190,350
Co-operative apartments	–	–	–	–	8,498	8,498
Construction loans	–	730	–	730	49,870	50,600
Small Business Administration	774	68	1,267	2,109	13,101	15,210
Taxi medallion	–	–	–	–	4,539	4,539
Commercial business and other	1,306	281	2,216	3,803	873,960	877,763
Total	$6,913	$1,740	$14,344	$22,997	$5,513,299	$5,536,296

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

March 31, 2019
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$329	$418	$–	$7,591	$20,945
Charge-off's	–	–	(1)	–	–	–	–	(1,137)	(1,138)
Recoveries	13	–	86	4	–	4	84	45	236
Provision (Benefit)	(196)	(37)	(161)	(22)	22	(13)	(84)	1,463	972
Ending balance	$5,493	$4,278	$1,791	$731	$351	$409	$–	$7,962	$21,015

March 31, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$68	$669	$–	$5,521	$20,351
Charge-off's	(53)	–	–	(1)	–	(25)	–	(6)	(85)
Recoveries	2	–	–	108	–	6	–	7	123
Provision (Benefit)	(22)	(41)	(75)	(148)	123	25	–	291	153
Ending balance	$5,750	$4,602	$2,470	$1,041	$191	$675	$–	$5,813	$20,542

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

March 31, 2019
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed- use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total
Financing Receivables:
Ending Balance	$2,256,447	$1,529,001	$582,049	$188,615	$7,903	$54,933	$15,188	$3,891	$935,297	$5,573,324
Ending balance: individually evaluated for impairment	$4,104	$1,097	$2,987	$6,463	$–	$950	$1,227	$3,891	$2,114	$22,833
Ending balance: collectively evaluated for impairment	$2,252,343	$1,527,904	$579,062	$182,152	$7,903	$53,983	$13,961	$–	$933,183	$5,550,491
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$98	$–	$54	$50	$–	$–	$–	$–	$178	$380
Ending balance: collectively evaluated for impairment	$5,395	$4,278	$1,737	$681	$–	$351	$409	$–	$7,784	$20,635

December 31, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed- use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total
Financing Receivables:
Ending Balance	$2,269,048	$1,542,547	$577,741	$190,350	$8,498	$50,600	$15,210	$4,539	$877,763	$5,536,296
Ending balance: individually evaluated for impairment	$4,500	$1,435	$3,098	$6,889	$–	$–	$1,267	$4,539	$3,791	$25,519
Ending balance: collectively evaluated for impairment	$2,264,548	$1,541,112	$574,643	$183,461	$8,498	$50,600	$13,943	$–	$873,972	$5,510,777
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$100	$–	$143	$51	$–	$–	$–	$–	$866	$1,160
Ending balance: collectively evaluated for impairment	$5,576	$4,315	$1,724	$698	$–	$329	$418	$–	$6,725	$19,785

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,835	$3,179	$–	$3,225	$3,568	$–
Commercial real estate	1,097	1,097	–	1,435	1,435	–
One-to-four family mixed-use property	1,983	2,123	–	1,913	2,113	–
One-to-four family residential	6,068	6,221	–	6,490	6,643	–
Construction	950	950	–	–	–	–
Non-mortgage loans:
Small Business Administration	1,227	1,499	–	1,267	1,609	–
Taxi medallion	3,891	11,049	–	4,539	12,788	–
Commercial business and other	1,223	2,352	–	–	–	–

Total loans with no related allowance recorded	19,274	28,470	–	18,869	28,156	–

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,269	1,269	98	1,275	1,275	100
One-to-four family mixed-use property	1,004	1,004	54	1,185	1,185	143
One-to-four family residential	395	395	50	399	399	51
Non-mortgage loans:
Commercial business and other	891	891	178	3,791	3,791	866

Total loans with an allowance recorded	3,559	3,559	380	6,650	6,650	1,160

Total Impaired Loans:
Total mortgage loans	$15,601	$16,238	$202	$15,922	$16,618	$294

Total non-mortgage loans	$7,232	$15,791	$178	$9,597	$18,188	$866

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended:

	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,031	$9	$4,834	$20
Commercial real estate	1,266	–	6,915	74
One-to-four family mixed-use property	1,948	17	4,297	41
One-to-four family residential	6,279	2	8,855	15
Construction	475	–	–	–
Non-mortgage loans:
Small Business Administration	1,247	–	118	1
Taxi medallion	4,215	58	6,726	82
Commercial business and other	611	–	196	2

Total loans with no related allowance recorded	19,072	86	31,941	235

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,272	18	2,214	29
Commercial real estate	–	–	993	–
One-to-four family mixed-use property	1,095	10	1,222	9
One-to-four family residential	397	4	413	4
Non-mortgage loans:
Taxi medallion	–	–	–	–
Commercial business and other	2,341	–	338	5

Total loans with an allowance recorded	5,105	32	5,180	47

Total Impaired Loans:
Total mortgage loans	$15,763	$60	$29,743	$192

Total non-mortgage loans	$8,414	$58	$7,378	$90

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	March 31, 2019
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$1,322	$3,938	$–	$–	$5,260
Commercial real estate	374	3,635	–	–	4,009
One-to-four family - mixed-use property	1,341	1,937	–	–	3,278
One-to-four family - residential	297	6,156	–	–	6,453
Construction	–	950	–	–	950
Small Business Administration	473	121	–	–	594
Taxi medallion	–	3,891	–	–	3,891
Commercial business and other	4,293	16,632	1,834	–	22,759
Total loans	$8,100	$37,260	$1,834	$–	$47,194

	December 31, 2018
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$2,498	$4,166	$–	$–	$6,664
Commercial real estate	381	4,051	–	–	4,432
One-to-four family - mixed-use property	1,199	2,034	–	–	3,233
One-to-four family - residential	557	6,665	–	–	7,222
Construction	730	–	–	–	730
Small Business Administration	481	139	–	–	620
Taxi medallion	–	4,539	–	–	4,539
Commercial business and other	730	21,348	3,512	–	25,590
Total loans	$6,576	$42,942	$3,512	$–	$53,030

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $82.6 million and $250.4 million, respectively, at March 31, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2019 and December 31, 2018, the Bank did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the three months ended March 31, 2019
(Dollars in thousands)	Loans sold	Proceeds	Net Recoveries (Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	2	$765	$–	$63
One-to-four family - mixed-use property	1	405	(1)	–

Total	3	$1,170	$(1)	$63

	For the three months ended March 31, 2018

(Dollars in thousands)	Loans sold	Proceeds	Net loss
Delinquent and non-performing loans
Multi-family residential	3	$964	$–
Commercial real estate	1	1,500	(263)

Total	4	$2,464	$(263)

7.	Other Real Estate Owned

During the three months ended March 31, 2019, we did not foreclose on any residential real estate property. We did not hold any foreclosed properties at March 31, 2019 and December 31, 2018. Included within net loans as of March 31, 2019 and December 31, 2018 was a recorded investment of $6.7 million and $7.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.	Leases

The Company has 19 operating leases for branches and office spaces, nine operating leases for vehicles, and two operating leases for equipment. Our leases have remaining lease terms ranging from one month to 13 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has one agreement that qualifies as a short-term lease with expense totaling $34,000 for the three months ended March 31, 2019, included in Professional services on the Consolidated Statements of Income. The Company has $0.2 million in variable lease payments, which include insurance and real estate tax expenses for the three months ended March 31, 2019. At March 31, 2019, the weighted-average remaining lease term for our operating leases is eight years and the weighted average discount rate is 3.8%. At March 31, 2019, there were no significant leases entered into but not yet commenced. Our lease agreements do not contain any residual value guarantees.

(Dollars in thousands)	Three months ended March 31, 2019

Operating lease ROU assets	$44,033

Operating lease liabilities	$52,510

Lease Cost
Operating lease cost	$1,892
Short-term lease cost	34
Variable lease cost	246
Total lease cost	$2,172

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,025
Right-of-use assets obtained in exchange for new operating lease liabilities	$21
Weighted-average remaining lease term-operating leases (in years)	8.0
Weighted average discount rate-operating leases	3.8%

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2019	$5,783
2020	8,289
2021	7,501
2022	7,090
2023	7,229
Thereafter	25,490
Total minimum payments required	61,382
Less: implied interest	8,872
Total lease obligations	$52,510

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2032.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9.	Stock-Based Compensation

On January 31, 2019, the Board of Directors approved a 2019 long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance.

For the three months ended March 31, 2019 and 2018, the Company’s net income, as reported, included $4.0 million and $3.4 million, respectively, of stock-based compensation costs and $1.0 million and $0.7 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. During the three months ended March 31, 2019, the Company granted 263,574 and 57,870 in RSU awards and PRSU awards, respectively. During the three months ended March 31, 2018, the Company granted 274,990 in RSU awards. There were no stock options granted during the three months ended March 31, 2019 and 2018. The Company has not granted stock options since 2009 and at March 31, 2019, had none outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s RSU and PRSU awards at or for the three months ended March 31, 2019 :

	RSU Awards		PRSU Awards
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-DateFair Value

Non-vested at December 31, 2018	502,658	$24.93	–	$–
Granted	263,574	22.38	57,870	22.38
Vested	(248,579)	23.17	(27,110)	22.38
Forfeited	(7,270)	24.94	–	–
Non-vested at March 31, 2019	510,383	$24.47	30,760	$22.38

Vested but unissued at March 31, 2019	209,148	$24.64	21,310	$22.38

As of March 31, 2019, there was $11.7 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of awards vested for the three months ended March 31, 2019 and 2018 was $6.1 million and $6.7 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2019:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2018	99,313	$21.53
Granted	8,168	22.15
Distributions	(1,004)	22.01
Outstanding at March 31, 2019	106,477	$21.93
Vested at March 31, 2019	105,935	$21.93

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.1 million and ($37,000) for the three months ended March 31, 2019 and 2018, respectively. The total fair value of the distributions from the Phantom Stock Plan was $22,000 and $1,000 for the three months ended March 31, 2019 and 2018, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

10.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,
(In thousands)	2019	2018

Employee Pension Plan:
Interest cost	$199	$195
Amortization of unrecognized loss	67	155
Expected return on plan assets	(272)	(363)
Net employee pension benefit	$(6)	$(13)

Outside Director Pension Plan:
Service cost	$10	$11
Interest cost	21	20
Amortization of unrecognized gain	(35)	(23)
Amortization of past service liability	–	3
Net outside director pension (benefit) expense	$(4)	$11

Other Postretirement Benefit Plans:
Service cost	$70	$88
Interest cost	85	77
Amortization of past service credit	(22)	(13)
Net other postretirement expense	$133	$152

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2018 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2019. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2019, the Company had contributed $36,000 to the Outside Director Pension Plan and $15,000 in contributions were made to the Other Postretirement Benefit Plans. As of March 31, 2019, the Company has not revised its expected contributions for the year ending December 31, 2019.

11.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2019, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.0 million and $42.9 million, respectively. At December 31, 2018, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.8 million and $41.8 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three ended March 31, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(In thousands)	2019	2018	March 31, 2019	March 31, 2018

Mortgage-backed securities	$934	$967	$1	$(11)
Other securities	13,091	12,843	179	(138)
Borrowed funds	42,941	41,849	(1,210)	(1,681)
Net loss from fair value adjustments (1)			$(1,030)	$(1,830)

(1)	The net loss from fair value adjustments presented in the above table does not include net (losses) gains of ($1.1) million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2019 and December 31, 2018. The fair value of borrowed funds includes accrued interest payable of $0.3 million and $0.2 million at March 31, 2019 and December 31, 2018, respectively.

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

Level 1 – where quoted market prices are available in an active market. At March 31, 2019 and December 31, 2018, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2019 and December 31, 2018, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2019 and December 31, 2018, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and their respective category in the fair value hierarchy, at March 31, 2019 and December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)

Assets:
Mortgage-backed
Securities	$-	$-	$579,185	$557,953	$-	$-	$579,185	$557,953
Other securities	11,802	11,586	253,748	251,860	1,289	1,256	266,839	264,702
Interest rate swaps	-	-	6,474	15,961	-	-	6,474	15,961

Total assets	$11,802	$11,586	$839,407	$825,774	$1,289	$1,256	$852,498	$838,616

Liabilities:
Borrowings	$-	$-	$-	$-	$42,941	$41,849	$42,941	$41,849
Interest rate swaps	-	-	4,996	2,239	-	-	4,996	2,239

Total liabilities	$-	$-	$4,996	$2,239	$42,941	$41,849	$47,937	$44,088

The following tables sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	March 31, 2019		March 31, 2018
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$1,256	$41,849	$1,110	$36,986
Net gain from fair value adjustment of financial assets (1)	33	-	51	-
Net loss from fair value adjustment of financial liabilities (1)	-	1,210	-	1,681
Decrease(increase) in accrued interest receivable	-	-	1	-
Increase (decrease) in accrued interest payable	-	9	-	25
Change in unrealized gains (losses) included in other comprehensive income	-	(127)	-	-
Ending balance	$1,289	$42,941	$1,162	$38,692

Changes in unrealized gains (losses) held at period end	$-	$-	$-	$-

(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2019 and 2018, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2019

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,289	Discounted cash flows	Discount rate	n/a	4.6%

Liabilities:

Junior subordinated debentures	$42,941	Discounted cash flows	Discount rate	n/a	4.6%

	December 31, 2018

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,256	Discounted cash flows	Discount rate	n/a	4.9%

Liabilities:

Junior subordinated debentures	$41,849	Discounted cash flows	Discount rate	n/a	4.9%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2019 and December 31, 2018, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and their respective category in the fair value hierarchy at March 31, 2019 and December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)

Assets
Impaired loans	$-	$-	$-	$-	$1,928	$4,111	$1,928	$4,111
Other repossesed assets	-	-	-	-	-	35	-	35

Total assets	$-	$-	$-	$-	$1,928	$4,146	$1,928	$4,146

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2019

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$1,656	Sales approach	Reduction for planned expedited disposal	20.0% to 54.5%	39.6%

Impaired loans	$272	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-10.0% to 15.0%	2.5%
			Capitalization rate	9.5%	9.5%
			Reduction for planned expedited disposal	15.0%	15.0%

	At December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$204	Income approach	Capitalization rate	8.5%	8.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	$2,724	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.0%	0.0%
			Reduction for planned expedited disposal	-36.5% to 15.0%	10.4%

Impaired loans	$1,183	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0% to 10.0%	-7.8%
			Capitalization rate	7.4% to 9.8%	8.7%
			Reduction for planned expedited disposal	15.0%	15.0%

Other repossesed assets	$35	Sales approach	Reduction for planned expediated disposal	0.0%	0.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The methods and assumptions used to estimate fair value at March 31, 2019 and December 31, 2018 are as follows:

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

Impaired Loans:

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or, for collateral dependent loans, 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. See Note 5 of Notes to the Consolidated Financial Statements (“loans”).

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$58,677	$58,677	$58,677	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,949	7,726	-	7,726	-
Other securities	22,532	22,276	-	-	22,276
Securities available for sale
Mortgage-backed securities	579,185	579,185	-	579,185	-
Other securities	266,839	266,839	11,802	253,748	1,289
Loans	5,588,746	5,547,521	-	-	5,547,521
FHLB-NY stock	51,182	51,182	-	51,182	-
Accrued interest receivable	27,226	27,226	10	3,280	23,936
Interest rate swaps	6,474	6,474	-	6,474	-

Liabilities:
Deposits	$5,080,209	$5,079,020	$3,568,439	$1,510,581	$-
Borrowings	1,116,416	1,111,670	-	1,068,729	42,941
Accrued interest payable	7,989	7,989	-	7,989	-
Interest rate swaps	4,996	4,996	-	4,996	-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$118,561	$118,561	$118,561	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,953	7,366	-	7,366	-
Other securities	24,065	22,508	-	-	22,508
Securities available for sale
Mortgage-backed securities	557,953	557,953	-	557,953	-
Other securities	264,702	264,702	11,586	251,860	1,256
Loans	5,551,484	5,496,266	-	-	5,496,266
FHLB-NY stock	57,282	57,282	-	57,282	-
Accrued interest receivable	25,485	25,485	54	2,756	22,675
Interest rate swaps	15,961	15,961	-	15,961	-

Liabilities:
Deposits	$4,960,784	$4,955,077	$3,397,474	$1,557,603	$-
Borrowings	1,250,843	1,241,745	-	1,199,896	41,849
Accrued interest payable	5,890	5,890	-	5,890	-
Interest rate swaps	2,239	2,239	-	2,239	-

12.	Derivative Financial Instruments

At March 31, 2019 and December 31, 2018, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at March 31, 2019 and December 31, 2018; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $284.2 million and $286.1 million at March 31, 2019 and December 31, 2018, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $441.5 million at March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At March 31, 2019 and December 31, 2018, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At March 31, 2019 and December 31, 2018, derivatives with a combined notional amount of $265.8 million and $267.8 million were designated as fair value hedges. At March 31, 2019 and December 31, 2018, derivatives with a combined notional amount of $441.5 million were designated as cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax. Amounts in AOCL are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended March 31, 2019, $0.2 million was reclassified from accumulated other comprehensive loss to interest expense.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	March 31, 2019		December 31, 2018
	Notional Amount	Net Carrying Value (1)	Notional Amount	Net Carrying Value (1)
	(In thousands)

Interest rate swaps (fair value hedge)	$189,307	$5,736	$248,330	$10,593
Interest rate swaps (fair value hedge)	76,536	(1,759)	19,468	(502)
Interest rate swaps (cash flow hedge)	250,000	738	441,500	5,368
Interest rate swaps (cash flow hedge)	191,500	(450)	-	-
Interest rate swaps (non-hedge)	36,321	(2,787)	36,321	(1,737)
Total derivatives	$743,664	$1,478	$745,619	$13,722

(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2019	2018

Financial Derivatives:
Interest rate swaps (non-hedge) (1)	$(1,050)	$1,276
Interest rate swaps (fair value hedge) (2)	(637)	454
Net (loss) gain	$(1,687)	$1,730

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.
(2)	Net gains and losses recorded during the three months ended March 31, 2019, are recorded as part of “Interests and fees on loans” in the Consolidated Statements of Income. Net gains and losses recorded during the three months ended March 31, 2018, are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2019
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$6,474	$-	$6,474	$-	$570	$5,904

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$4,996	$-	$4,996	$430	$-	$4,566

	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$15,961	$-	$15,961	$-	$14,960	$1,001

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$2,239	$-	$2,239	$-	$-	$2,239

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

13.	Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Company’s trusts, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. As of March 31, 2019, the Company is undergoing examination for its New York State income tax returns for 2014, 2015 and 2016 and its New York City income tax return for 2014.

Income tax provisions are summarized as follows:

	For the three months ended March 31,
(In thousands)	2019	2018
Federal:
Current	$1,326	$2,410
Deferred	617	197
Total federal tax provision	1,943	2,607
State and Local:
Current	156	190
Deferred	188	153
Total state and local tax provision	344	343

Total income tax provision	$2,287	$2,950

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

14.	Accumulated Other Comprehensive Income (Loss):

The following tables sets forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended March 31, 2019
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Fair Value Option Elected on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	5,620	(3,644)	-	88	2,064

Amounts reclassified from accumulated other comprehensive income, net of tax	-	139	7	-	146

Net current period other comprehensive income (loss), net of tax	5,620	(3,505)	7	88	2,210

Ending balance, net of tax	$(10,029)	$199	$(1,666)	$954	$(10,542)

	For the three months ended March 31, 2018
	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Cash flow Hedges	Defined Benefit Pension Items	Fair Value Option Elected on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$-	$(8,986)

Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCL to Retained Earnings	(1,325)	50	(798)	-	(2,073)

Impact of adoption of Accounting Standard Update 2016-01	-	-	-	775	775

Other comprehensive income before reclassifications, net of tax	(6,640)	5,481	-	-	(1,159)

Amounts reclassified from accumulated other comprehensive income, net of tax	-	180	84	-	264

Net current period other comprehensive income, net of tax	(6,640)	5,661	84	-	(895)

Ending balance, net of tax	$(13,487)	$5,942	$(4,409)	$775	$(11,179)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended March 31, 2019

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Cash flow hedges:
Interest rate swaps	$(201)		Other interest expense
	62		Tax benefit
	$(139)		Net of tax
Amortization of defined benefit pension items:
Actuarial gain (losses)	$(32	)(1)	Other operating expense
Prior service credits	22	(1)	Other operating expense
	(10)		Total before tax
	(3)		Tax benefit
	$(7)		Net of tax

For the three months ended March 31, 2018

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)

Cash flow hedges:
Interest rate swaps	$(263)		Interest expense
	83		Tax benefit
	$(180)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(132	)(1)	Other operating expense
Prior service credits	10	(1)	Other operating expense
	(122)		Total before tax
	38		Tax benefit
	$(84)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”.)

15.	Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of March 31, 2019, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.500%. The CCB for the Bank at March 31, 2019 was 5.49%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2019		December 31, 2018
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$663,467	9.64%	$660,782	9.85%
Requirement to be well capitalized	344,216	5.00	335,512	5.00
Excess	319,251	4.64	325,270	4.85

Common Equity Tier I risk-based capital:
Capital level	$663,467	13.08%	$660,782	13.28%
Requirement to be well capitalized	329,701	6.50	323,386	6.50
Excess	333,766	6.58	337,396	6.78

Tier 1 risk-based capital:
Capital level	$663,467	13.08%	$660,782	13.28%
Requirement to be well capitalized	405,786	8.00	398,014	8.00
Excess	257,681	5.08	262,768	5.28

Total risk-based capital:
Capital level	$684,482	13.49%	$681,727	13.70%
Requirement to be well capitalized	507,232	10.00	497,517	10.00
Excess	177,250	3.49	184,210	3.70

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2019, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at March 31, 2019 was 5.61%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2019		December 31, 2018
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$594,196	8.63%	$586,582	8.74%
Requirement to be well capitalized	344,147	5.00	335,616	5.00
Excess	250,049	3.63	250,966	3.74

Common Equity Tier I risk-based capital:
Capital level	$552,793	10.90%	$546,230	10.98%
Requirement to be well capitalized	329,661	6.50	323,382	6.50
Excess	223,132	4.40	222,848	4.48

Tier 1 risk-based capital:
Capital level	$594,196	11.72%	$586,582	11.79%
Requirement to be well capitalized	405,737	8.00	398,008	8.00
Excess	188,459	3.72	188,574	3.79

Total risk-based capital:
Capital level	$690,211	13.61%	$682,527	13.72%
Requirement to be well capitalized	507,171	10.00	497,511	10.00
Excess	183,040	3.61	185,016	3.72

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

16.	New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2019:

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”)No. 2016-02, Leases, which requires lessees to recognize leases on the balance sheet, makes targeted changes to lessor accounting, and enhances disclosures to include key information about leasing arrangements. An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented (the modified retrospective transition approach) or by recording a cumulative adjustment at the beginning of the period of adoption (the additional transition method). The Company adopted this standard using the additional transition method approach and elected to use the effective date, January 1, 2019, as the date of initial application. As part of the Company’s adoption of ASC 842, the Company undertook a detailed scoping exercise to identify all leasing arrangements subject to the new leasing guidance and believes that all arrangements that meet the definition of a lease under historic US GAAP will continue to meet the definition of a lease under ASC 842. Upon adoption, the Company recorded right of use assets totaling $45.4 million and operating lease liabilities totaling $54.0 million. Additionally, a deferred gain from the sale of buildings totaling $2.7 million, net of tax, was reclassified to retained earnings.

As the rate implicit in each of the Company’s leases is not readily determinable, the Company is required to apply the Company’s incremental borrowing rate (“IBR”) to calculate the lease liability and right-of-use (“ROU”) asset for its leasing arrangements. The Company has used its unsecured Kroll rating as a starting point for calculation of the IBR and will adjust for considerations of collateral (i.e., notch the Company’s Kroll rating from an unsecured to a secured rating). The Company will also consider lease renewal options reasonably certain of exercise for purposes of determining the term of the underlying borrowing. The Company has considered various other factors, including, economic environment and determined that these factors do not currently impact the Company’s IBR calculation. The Company will continue to assess the appropriateness of the conclusions reached herein with respect to each of the factors discussed above and will determine the appropriate IBR for each new lease arrangement or modification, as required.

The new leasing standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. ASC 842 also provides certain accounting policy elections for an entity’s ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components. See Note 8 “Leases” for additional information.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)” providing targeted improvements to the accounting for hedging activities, which is effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and changes the presentation so that all items that affect earnings are in the same income statement line as the hedged item. The Company adopted this standard January 1, 2019, as the date of initial application. As a result of adoption, fair value adjustments on qualifying fair value hedges were recorded in interest income during the three months ended March 31, 2019. These adjustments were recorded in non-interest income in prior periods. See Note 12 “Derivative Financial Instruments” for additional information.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)”. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments are to be applied on a retrospective basis to all periods presented. We are currently evaluating the impact of adopting this new guidance on our disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” which sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and will apply to the measurement of credit losses on financial assets measured at amortized cost and to some off-balance sheet credit exposures. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has been collecting and evaluating data and system requirements to implement this standard. Management has developed inter-departmental steering and working committees to evaluate and implement CECL. We have chosen a vendor solution to model CECL results and are in the middle stages of implementing this solution. The adoption of this update could have a material impact on the Company’s consolidated results of operations and financial condition. The extent of the impact is still unknown and will depend on many factors, such as the composition of the Company’s loan portfolio and expected loss history at adoption.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2018. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

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

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) Small Business Administration (“SBA”) loans and other small business loans; (3) construction loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our net interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income primarily from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by changes in the fair value of financial assets and financial liabilities for which changes in value are recorded through earnings, our periodic provision for loan losses and specific provision for losses on real estate owned.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
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

Rate over volume remains a major strategic focus. During the first quarter of 2019, we continued to experience improvement on rates recognized on new loans, as rates received increased 12 basis points to 5.02% from 4.90% for three months ended December 31, 2018 and 75 basis points from 4.27% for the comparable quarter of 2018. During the recent quarter, approximately 78% of our new loans were adjustable rate products.

The yield on interest-earning assets increased four basis points to 4.29% during the three months ended March 31, 2019, from 4.25% for the three months ended December 31, 2018, while the cost of interest-bearing liabilities increased three basis points to 1.93% from 1.90% during the same period. This resulted in the net interest margin remaining flat at 2.57% for the three months ended March 31, 2019, and for the linked quarter.

Non-performing assets decreased by 3.2% since December 31, 2018. The allowance for loan losses to gross loans was 0.38% while the allowance for loan losses to non-performing loans increased to 134% from 129% in the linked quarter. The loan-to-value on our non-performing real estate loans at March 31, 2019 remains conservative at 33.9%. During the three months ended March 31, 2019 we recorded net charge-offs of $0.9 million primarily due to one commercial business loan relationship written-down $1.1 million to a remaining book balance of $0.9 million.

The Bank and Company are subject to the same regulatory capital requirements. See Note 15 of the Notes to the Consolidated Financial Statements “Regulatory Capital.”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

General. Net income for the three months ended March 31, 2019 was $7.1 million, a decrease of $4.3 million, or 38.1%, compared to $11.4 million for the three months ended March 31, 2018. Diluted earnings per common share were $0.25 for the three months ended March 31, 2019, a decrease of $0.14, or 35.9%, from $0.39 for the three months ended March 31, 2018.

Return on average equity decreased to 5.1% for the three months ended March 31, 2019 from 8.6% for the three months ended March 31, 2018. Return on average assets decreased to 0.4% for the three months ended March 31, 2019 from 0.7% for the three months ended March 31, 2018.

Interest Income. Interest and dividend income increased $9.0 million, or 14.9%, to $69.8 million for the three months ended March 31, 2019 from $60.8 million for the three months ended March 31, 2018. The increase in interest income was primarily attributable to an increase of $422.4 million in the average balance of interest-earning assets to $6,521.1 million for the three months ended March 31, 2019 from $6,098.7 million for the comparable prior year period, combined with an increase of 29 basis points in the yield of interest-earning assets to 4.29% for the three months ended March 31, 2019, from 4.00% in the comparable prior year period. The increase in the yield on interest-earning assets was primarily due to an increase of $313.3 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets, partially offset by an increase of $93.5 million in the average balance of total securities, which have a lower yield than the yield of total interest-earning assets. The yield of interest-earning assets also improved due to increases of 29 basis points, 35 basis points and 60 basis points in the yields of total loans, net, taxable securities and tax-exempt securities, respectively, for the three months ended March 31, 2019 from the comparable prior year period. Additionally, the yield on interest-earning deposits and federal funds sold increased 84 basis points for the three months ended March 31, 2019, from the comparable prior year period due to increases in the Federal Funds rate. The increase of 29 basis points in the yield on the total loans, net, was primarily due to loans being both originated and repriced at higher rates. The 35 basis points in taxable securities and 60 basis points in tax-exempt securities primarily resulted from the positive effect of the sale of lower yielding securities in fourth quarter of 2018 and purchases of new securities at higher yields than the existing portfolio yield. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have increased 31 basis points to 4.43% for the three months ended March 31, 2019 from 4.12% for the three months ended March 31, 2018.

Interest Expense. Interest expense increased $9.8 million, or 54.1%, to $28.0 million for the three months ended March 31, 2019, from $18.2 million for the three months ended March 31, 2018. The increase in interest expense was primarily due to an increase of 59 basis points in the average cost of interest-bearing liabilities to 1.93% for the three months ended March 31, 2019, from 1.34% for the three months ended March 31, 2018, combined with an increase of $368.7 million in the average balance of interest-bearing liabilities to $5,811.3 million for the three months ended March 31, 2019, from $5,442.6 million for the comparable prior year period. The 59 basis point increase in the cost of interest-bearing liabilities was primarily due to increases in the rates we pay on some of our deposit products to stay competitive within our market and in borrowing costs.

Net Interest Income. For the three months ended March 31, 2019, net interest income was $41.8 million, a decrease of $0.8 million, or 1.9%, from $42.6 million for the three months ended March 31, 2018. The decrease in net interest income was primarily due to the 59 basis point increase in the cost of interest-bearing liabilities to 1.93% for the three months ended March 31, 2019, from 1.34% for the comparable prior year period, partially offset by an increase of 29 basis points in the yield of interest-earning assets to 4.29% for the three months ended March 31, 2019, as compared to 4.00% for the three months ended March 31, 2018. The effects of the above on both the net interest spread and net interest margin were decreases of 30 basis points to 2.36% and 24 basis points to 2.57%, respectively, for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. Included in net interest income was prepayment penalty income from loans totaling $0.8 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, recovered interest from non-accrual loans totaling $0.7 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, and net losses from fair value adjustments on qualifying hedges totaling $0.6 million for three months ended March 31, 2019. Excluding prepayment penalty income, recovered interest, and net losses from fair value adjustment on qualifying hedges, the net interest margin for the three months ended March 31, 2019 was 2.52%, a decrease of 22 basis points, as compared to 2.74% for the three months ended March 31, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. During the three months ended March 31, 2019, a provision for loan losses was recorded for $1.0 million, compared to $0.2 million for the three months ended March 31, 2018. The provision was a result of one commercial business loan relationship written down by $1.1 million to a remaining book balance of $0.9 million. During the three months ended March 31, 2019, the Bank recorded net charge-offs totaling $0.9 million, while non-accrual loans decreased $0.5 million to $15.7 million from $16.3 million at December 31, 2018. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 33.9% at March 31, 2019. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to experience low loss content in our loan portfolio. See “Allowance for Loan Losses” below and Note 5 of the Notes to the Consolidated Financial Statements “Loans”.

Non-Interest Income. Non-interest income for the three months ended March 31, 2019 was $0.9 million, a decrease of $2.3 million, or 70.5%, from $3.2 million for the three months ended March 31, 2018. The decrease in non-interest income was primarily due to an increase of $2.0 million in net losses from fair value adjustments, combined with a decrease of $0.7 million in life insurance proceeds as compared to the three months ended March 31, 2018. These decreases were partially offset by a gain on sale of loans for $0.1 million during the three months ended March 31, 2019 compared to a loss on sale of loans for $0.3 million recorded during the three months ended March 31, 2018.

Non-Interest Expense. Non-interest expense was $32.4 million for the three months ended March 31, 2019, an increase of $1.1 million, or 3.6%, from $31.3 million for the three months ended March 31, 2018. The increase was due to the accelerated vesting of restricted stock awards upon an employees’ death totaling $0.5 million, and due to the growth of the Bank increases in salaries and benefits, occupancy and equipment and depreciation expenses.

Income before Income Taxes. Income before the provision for income taxes decreased $5.0 million, or 34.9%, to $9.4 million for the three months ended March 31, 2019 from $14.4 million for the three months ended March 31, 2018 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $2.3 million for the three months ended March 31, 2019, a decrease of $0.7 million, or 22.5%, from $3.0 million for the three months ended March 31, 2018. The effective tax rate increased to 24.5% for the three months ended March 31, 2019, from 20.5% in the comparable prior year period primarily due to a reduction in tax preferential items, which resulted in an increase in effective tax rate .

FINANCIAL CONDITION

Assets. Total assets at March 31, 2019 were $6,867.5 million, an increase of $33.3 million, or 0.5%, from $6,834.2 million at December 31, 2018. Total loans, net increased $37.2 million, or 0.7%, during the three months ended March 31, 2019 to $5,567.7 million from $5,530.5 million at December 31, 2018. Loan originations and purchases were $198.0 million for the three months ended March 31, 2019, a decrease of $143.8 million, or 42.1%, from $341.8 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline increased to $274.8 million at March 31, 2019, compared to $196.6 million at December 31, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended March 31,
(In thousands)	2019	2018
Multi-family residential (1)	$27,214	$81,181
Commercial real estate	13,941	71,554
One-to-four family – mixed-use property	16,423	16,068
One-to-four family – residential (2)	3,886	16,968
Construction (3)	5,901	14,679
Small Business Administration	329	1,967
Commercial business and other (4)	130,330	139,407
Total	$198,024	$341,824

(1)	Includes purchases of $13.3 million for the three months ended March 31, 2018.
(2)	Includes purchases of $0.9 million for three months ended March 31, 2018.
(3)	Includes purchases of $2.4 million for three months ended March 31, 2019.
(4)	Includes purchases of $54.6 million and $54.7 million for the three months ended March 31, 2019 and 2018, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended March 31, 2019 had an average loan-to-value ratio of 40.5% and an average debt coverage ratio of 171%.

The Bank’s non-performing assets totaled $15.8 million at March 31, 2019, a decrease of $0.5 million, or 3.2%, from $16.3 million at December 31, 2018. Total non-performing assets as a percentage of total assets were 0.23% at March 31, 2019 compared to 0.24% at December 31, 2018. The ratio of allowance for loan losses to total non-performing loans was 133.55% at March 31, 2019 and 128.87% at December 31, 2018.

During the three months ended March 31, 2019, mortgage-backed securities including held-to-maturity increased $21.2 million, or 3.8%, to $587.1 million from $565.9 million at December 31, 2018. The increase in mortgage-backed securities during the three months ended March 31, 2019 was primarily due to purchases of $33.8 million at an average yield of 3.37% and an increase in the fair value of $4.7 million, partially offset by principal repayments of $16.8 million.

During the three months ended March 31, 2019, other securities, including held-to-maturity, increased $0.6 million, or 0.2%, to $289.4 million from $288.8 million at December 31, 2018. The increase in other securities during the three months ended March 31, 2019 was primarily due to purchases totaling $12.1 million at an average yield of 4.62% and an increase in fair value of $3.6 million, partially offset by calls and maturities of municipals securities totaling $13.3 million and $1.6 million, respectively. At March 31, 2019 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

Liabilities. Total liabilities were $6,307.9 million at March 31, 2019, an increase of $23.2 million, or 0.4%, from $6,284.7 million at December 31, 2018. During the three months ended March 31, 2019, due to depositors increased $94.2 million, or 1.9%, to $5,010.1 million due to increases of $145.7 million in non-maturity deposits, partially offset by a decrease of $51.5 million in certificates of deposit. Included in deposits were brokered deposits totaling $173.0 million, a decrease of $128.6 million from $301.7 million at December 31, 2018. The increase in non-maturity deposits was due to increase of $241.8 million in NOW accounts, partially offset by decreases of $75.1 million, $12.7 million and $8.2 million in money market, demand and savings accounts, respectively. Borrowed funds decreased $134.4 million during the three months ended March 31, 2019. The decrease in borrowed funds was primarily due to a decrease in FHLB-NY short-term borrowings as funding needs were provided by increased deposits.

Equity. Total stockholders’ equity increased $10.1 million, or 1.8%, to $559.6 million at March 31, 2019 from $549.5 million at December 31, 2018. Stockholders’ equity increased primarily due to net income of $7.1 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $4.1 million. Additionally, stockholders’ equity was also positively impacted by a decrease of $2.2 million in other comprehensive loss. These increases were partially offset the declaration and payment of dividends on the Company’s common stock of $0.21 per common share totaling $6.0 million. Book value per common share was $19.85 at March 31, 2019 compared to $19.64 at December 31, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

Cash flow. During the three months ended March 31, 2019, funds provided by the Company's operating activities amounted to $11.8 million. These funds, combined with $118.6 million available from the beginning of the period were utilized to fund $24.1 million and $47.6 million used in financing activities and investing activities, respectively. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the three months ended March 31, 2019, the net total of loan originations and purchases less loan repayments and sales was $39.5 million. During the three months ended March 31, 2019, the Company also funded $45.7 million in purchases of securities available for sale and $0.2 million of securities held-to-maturity. During the three months ended March 31, 2019, funds were provided by net increases in total deposits of $119.4 million. In addition to funding loan growth, these funds were used to repay $84.3 million in short-term borrowings and $51.3 million in long-term borrowings. The Company also used funds of $6.0 million for dividend payments during the three months ended March 31, 2019.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2019. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2019, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2019:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	10.38%	26.00%	12.10%
-100 Basis points	5.15	8.83	10.83
Base interest rate	0.00	0.00	10.22
+100 Basis points	-5.42	-7.69	9.68
+200 Basis points	-10.82	-15.05	9.12

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2019				2018
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,619,587	$50,845	4.40%		$4,442,870	$46,112	4.15%
Other loans, net	925,080	11,485	4.97		788,507	8,905	4.52
Total loans, net (1) (2)	5,544,667	62,330	4.50		5,231,377	55,017	4.21
Taxable securities:
Mortgage-backed securities	573,397	4,248	2.96		524,710	3,507	2.67
Other securities	241,863	2,211	3.66		131,078	1,121	3.42
Total taxable securities	815,260	6,459	3.17		655,788	4,628	2.82
Tax-exempt securities: (3)
Other securities	58,173	594	4.08		124,125	1,081	3.48
Total tax-exempt securities	58,173	594	4.08		124,125	1,081	3.48
Interest-earning deposits and federal funds sold	103,042	555	2.15		87,416	287	1.31
Total interest-earning assets	6,521,142	69,938	4.29		6,098,706	61,013	4.00
Other assets	346,998				304,690
Total assets	$6,868,140				$6,403,396

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$205,775	361	0.70		$265,895	389	0.59
NOW accounts	1,488,859	6,031	1.62		1,540,465	3,148	0.82
Money market accounts	1,380,172	6,821	1.98		1,025,727	3,075	1.20
Certificate of deposit accounts	1,523,499	8,203	2.15		1,344,370	5,463	1.63
Total due to depositors	4,598,305	21,416	1.86		4,176,457	12,075	1.16
Mortgagors' escrow accounts	62,174	53	0.34		58,960	35	0.24
Total deposits	4,660,479	21,469	1.84		4,235,417	12,110	1.14
Borrowed funds	1,150,784	6,541	2.27		1,207,137	6,067	2.01
Total interest-bearing liabilities	5,811,263	28,010	1.93		5,442,554	18,177	1.34
Non interest-bearing deposits	398,829				364,983
Other liabilities	105,427				66,578
Total liabilities	6,315,519				5,874,115
Equity	552,621				529,281
Total liabilities and equity	6,868,140				$6,403,396

Net interest income / net interest rate spread (tax equivalent) (3)		$41,928	2.36%			$42,836	2.66%

Net interest-earning assets / net interest margin(tax equivalent)	$709,879		2.57%		$656,152		2.81%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.12	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2018.
(2)	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $0.6 million and none for three months ended March 31, 2019 and 2018, respectively.
(3)	Interest and yields are presented on tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $125,000 and $227,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

LOANS

The following table sets forth the Company’s loan originations (including the net effect of refinancing) and the changes in the Company’s portfolio of loans, including purchases, sales and principal reductions for the periods indicated.

	For the three months ended March 31,
(In thousands)	2019	2018

Mortgage Loans

At beginning of period	$4,638,784	$4,401,950

Mortgage loans originated:
Multi-family residential	27,214	67,891
Commercial real estate	13,941	71,554
One-to-four family – mixed-use property	16,423	16,068
One-to-four family – residential	3,886	16,093
Construction	3,524	14,679
Total mortgage loans originated	64,988	186,285

Mortgage loans purchased:
Multi-family residential	-	13,290
One-to-four family – residential	-	875
Construction	2,377	-
Total mortgage loans purchased	2,377	14,165

Less:
Principal and other reductions	86,159	98,288
Sales	1,042	2,703

At end of period	$4,618,948	$4,501,409

Non-Mortgage Loans

At beginning of period	$897,515	$758,286

Other loans originated:
Small Business Administration	329	1,967
Commercial business	75,393	84,388
Other	319	366
Total other loans originated	76,041	86,721

Other loans purchased:
Commercial business	54,618	54,653
Total other loans purchased	54,618	54,653

Less:
Principal and other reductions	73,798	104,600

At end of period	$954,376	$795,060

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	March 31, 2019	December 31, 2018
Accrual Status:
Multi-family residential	$1,906	$1,916
One-to-four family - mixed-use property	1,674	1,692
One-to-four family - residential	547	552
Commercial business and other	-	279
Total	4,127	4,439

Non-Accrual Status:
Taxi medallion	2,518	3,926
Total	2,518	3,926

Total performing troubled debt restructured	$6,645	$8,365

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	March 31, 2019	December 31, 2018
Non-accrual loans:
Multi-family residential	$2,009	$2,410
Commercial real estate	1,050	1,379
One-to-four family - mixed-use property	1,305	928
One-to-four family - residential	5,708	6,144
Construction	950	-
Small business administration	1,227	1,267
Taxi medallion (1)	1,372	613
Commercial business and other	2,114	3,512
Total non-performing loans	15,735	16,253

Other non-performing assets:
Other assets acquired through foreclosure	35	35
Total	35	35

Total non-performing assets	$15,770	$16,288

Non-performing assets to total assets	0.23%	0.24%
Allowance for loan losses to non-performing loans	133.55%	128.87%

(1)	Not included in the above analysis are non-accrual TDR taxi medallion loans totaling $2.5 million and $3.9 million at March 31, 2019 and December 31, 2018, respectively.

Included in non-performing loans were six loans totaling $2.0 million at March 31, 2019 and two loans totaling $1.8 million at December 31, 2018, all of which were restructured as TDR and not performing in accordance with restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 of the Notes to the Consolidated Financial Statements “Loans” for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2019 and December 31, 2018. The Company had classified other assets acquired through foreclosure totaling $35,000 at March 31, 2019 and December 31, 2018. The Company did not hold any criticized or classified investment securities at March 31, 2019 and December 31, 2018. Our total Criticized and Classified assets were $47.2 million at March 31, 2019, a decrease of $5.8 million from $53.0 million at December 31, 2018.

On a quarterly basis, all non-accrual collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using the income approach. All taxi medallion loans are classified and impaired. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. At March 31, 2019, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 47.5%.

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

During the three months ended March 31, 2019, the portion of ALLL related to loss history and qualitative factors increased due to growth in loan portfolio, particularly in commercial business loans. These increases were partially offset by a decrease in the allocated component of the ALLL, as one loan relationship with an allocated reserve at December 31, 2018 made payments and was upgraded during the three months ended March 31, 2019, therefore an allocated component was reduced and the other relationship was partially charged-off. The impact from the above resulted in the ALLL totaling $21.0 million, an increase of $0.1 million or 0.3%, from December 31, 2018. Based upon management consistently applying the ALLL methodology and review of the loan portfolio, management concluded a charge to earnings totaling $1.0 million to increase the ALLL was warranted. The ALLL at March 31, 2019 and December 31, 2018, represented 0.38% of gross loans outstanding. The ALLL represented 135.6% of non-performing loans at March 31, 2019 compared to 128.9% at December 31, 2018.

Management recommends to the Board of Directors the amount of the ALLL quarterly. The Board of Directors approves the ALLL.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussions and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	At or for the three months ended March 31,
(Dollars in thousands)	2019	2018

Balance at beginning of period	$20,945	$20,351

Provision for loan losses	972	153

Loans charged-off:
Multi-family residential	-	(53)
One-to-four family – mixed-use property	(1)	(1)
Small Business Administration	-	(25)
Commercial business and other	(1,137)	(6)
Total loans charged-off	(1,138)	(85)

Recoveries:
Multi-family residential	13	2
One-to-four family – mixed-use property	86	-
One-to-four family – residential	4	108
Small Business Administration	4	6
Taxi medallion	84	-
Commercial business and other	45	7
Total recoveries	236	123

Net (charge-offs) recoveries	(902)	38

Balance at end of period	$21,015	$20,542

Ratio of net charge-offs during the period toaverage loans outstanding during the period	0.07%	-%
Ratio of allowance for loan losses to gross loans at end of period	0.38%	0.39%
Ratio of allowance for loan losses to non-performing assets at end of period	133.26%	118.17%
Ratio of allowance for loan losses to non-performing loans at end of period	133.55%	123.45%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	-	$-	-	467,211
February 1 to February 28, 2019	-	-	-	467,211
March 1 to March 31, 2019	-	-	-	467,211
Total	-	-	-

During the quarter ended March 31, 2019 the Company did not repurchase any shares of the Company’s common stock. As of March 31, 2019, 467,211 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II – OTHER INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (7)
4.2	First Supplemental Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto. (7)
4.3	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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

(7) Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: May 8, 2019	By:	/s/ John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 8, 2019	By:	/s/ Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (7)
4.2	First Supplemental Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto. (7)
4.3	Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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

(7) Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.