Form 10-Q
period 2019-06-30
FLUSHING FINANCIAL CORP
filed 2019-08-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2019 was 28,187,922.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1. Financial Statements

	June 30,	December 31,
	2019	2018
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$56,484	$118,561
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $7,447 and $4,796 at June 30, 2019 and December 31, 2018, respectively; fair value of $8,038 and $7,366 at June 30, 2019 and December 31, 2018, respectively)	7,944	7,953
Other securities (none pledged; fair value of $54,131 and $22,508 at June 30, 2019 and December 31, 2018, respectively)	52,242	24,065
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $226,071 and $152,670 at June 30, 2019 and December 31, 2018, respectively; $848 and $967 at fair value pursuant to the fair value option at June 30, 2019 and December 31, 2018, respectively)	554,481	557,953
Other securities (including assets pledged of none and $28,871 at June 30, 2019 and December 31, 2018, respectively; $13,346 and $12,843 at fair value pursuant to the fair value option at June 30, 2019 and December 31, 2018, respectively)	254,172	264,702
Loans:
Multi-family residential	2,263,875	2,269,048
Commercial real estate	1,524,693	1,542,547
One-to-four family — mixed-use property	582,264	577,741
One-to-four family — residential	184,024	190,350
Co-operative apartments	8,137	8,498
Construction	58,503	50,600
Small Business Administration	14,511	15,210
Taxi medallion	3,555	4,539
Commercial business and other	983,573	877,763
Net unamortized premiums and unearned loan fees	15,278	15,188
Allowance for loan losses	(21,510)	(20,945)
Net loans	5,616,903	5,530,539
Interest and dividends receivable	26,552	25,485
Bank premises and equipment, net	28,623	30,418
Federal Home Loan Bank of New York stock, at cost	63,029	57,282
Bank owned life insurance	157,604	131,788
Goodwill	16,127	16,127
Other real estate owned, net	239	-
Right of Use Asset	42,557	-
Other assets	68,677	69,303
Total assets	$6,945,634	$6,834,176

Liabilities
Due to depositors:
Non-interest bearing	$413,813	$413,747
Interest-bearing	4,411,903	4,502,176
Total Deposits	4,825,716	4,915,923
Mortgagors' escrow deposits	52,201	44,861
Borrowed funds:
Federal Home Loan Bank advances	1,254,318	1,134,993
Subordinated debentures	74,158	74,001
Junior subordinated debentures, at fair value	43,414	41,849
Total borrowed funds	1,371,890	1,250,843
Operating lease liability	50,898	-
Other liabilities	79,539	73,085
Total liabilities	6,380,244	6,284,712

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June, 30, 2019 and December 31, 2018; 28,187,922 shares and 27,983,637 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	315	315
Additional paid-in capital	224,231	222,720
Treasury stock, at average cost (3,342,673 shares and 3,546,958 shares at June 30, 2019 and December 31, 2018, respectively)	(70,913)	(75,146)
Retained earnings	422,373	414,327
Accumulated other comprehensive loss, net of taxes	(10,616)	(12,752)
Total stockholders' equity	565,390	549,464

Total liabilities and stockholders' equity	$6,945,634	$6,834,176

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Interest and dividend income
Interest and fees on loans	$62,273	$57,322	$124,603	$112,339
Interest and dividends on securities:
Interest	6,811	5,616	13,720	11,084
Dividends	19	17	38	31
Other interest income	472	338	1,027	625
Total interest and dividend income	69,575	63,293	139,388	124,079

Interest expense
Deposits	22,827	14,788	44,296	26,898
Other interest expense	6,739	5,865	13,280	11,932
Total interest expense	29,566	20,653	57,576	38,830

Net interest income	40,009	42,640	81,812	85,249
Provision for loan losses	1,474	-	2,446	153
Net interest income after provision for loan losses	38,535	42,640	79,366	85,096

Non-interest income
Banking services fee income	1,059	1,000	2,032	1,948
Net loss on sale of securities	(15)	-	(15)	-
Net gain on sale of loans	114	421	177	158
Net gain on sale of assets	770	-	770	-
Net loss from fair value adjustments	(1,956)	(267)	(4,036)	(367)
Federal Home Loan Bank of New York stock dividends	826	881	1,729	1,757
Life insurance proceeds	-	-	43	776
Bank owned life insurance	810	776	1,550	1,538
Other income	843	357	1,144	558
Total non-interest income	2,451	3,168	3,394	6,368

Non-interest expense
Salaries and employee benefits	15,668	15,291	34,834	33,746
Occupancy and equipment	2,742	2,476	5,531	5,053
Professional services	1,806	2,439	4,071	4,624
FDIC deposit insurance	667	547	1,152	1,047
Data processing	1,420	1,426	2,912	2,827
Depreciation and amortization	1,497	1,455	3,015	2,844
Other real estate owned/foreclosure expense	20	40	97	136
Net gain from sales of real estate owned	-	(27)	-	(27)
Other operating expenses	3,338	3,749	7,965	8,440
Total non-interest expense	27,158	27,396	59,577	58,690

Income before income taxes	13,828	18,412	23,183	32,774

Provision for income taxes
Federal	2,981	3,311	4,924	5,918
State and local	291	1,178	635	1,521
Total taxes	3,272	4,489	5,559	7,439

Net income	$10,556	$13,923	$17,624	$25,335

Basic earnings per common share	$0.37	$0.48	$0.61	$0.88
Diluted earnings per common share	$0.37	$0.48	$0.61	$0.88
Dividends per common share	$0.21	$0.20	$0.42	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Net income	$10,556	$13,923	$17,624	$25,335

Other comprehensive income (loss), net of tax:

Amortization of actuarial losses, net of taxes of ($9) and ($43) for the three months ended June 30, 2019 and 2018, respectively and of ($19) and ($84) for the six months ended June 30, 2019 and 2018, respectively.	22	90	44	181

Amortization of prior service credits, net of taxes of $6 and $3 for the three months ended June 30, 2019 and 2018, respectively and of $13 and $6 for the six months ended June 30, 2019 and 2018, respectively.	(14)	(6)	(29)	(13)

Net unrealized gains (losses) on securities, net of taxes of ($2,796) and $1,388 for three months ended June 30, 2019 and 2018, respectively and of ($5,320) and $4,443 for six months ended June 30, 2019 and 2018, respectively.	6,204	(3,014)	11,824	(9,654)

Reclassification adjustment for net losses included in income, net of taxes of ($5) for the three and six months ended June 30, 2019.	10	-	10	-

Net unrealized (losses) gains on cash flow hedges, net of taxes of $2,844 and ($961) for the three months ended June 30, 2019 and 2018, respectively and of $4,419 and ($3,565) for the six months ended June 30, 2019 and 2018, respectively.	(6,331)	2,085	(9,836)	7,746

Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($16) and ($6) for the three months ended June 30, 2019 and 2018, respectively and of $(55) and ($6) for six months ended June 30, 2019 and 2018, respectively.	35	13	123	13

Total other comprehensive income (loss), net of tax	(74)	(832)	2,136	(1,727)

Comprehensive income	$10,482	$13,091	$19,760	$23,608

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,624	$25,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,446	153
Depreciation and amortization of bank premises and equipment	3,015	2,844
Amortization of premium, net of accretion of discount	2,831	4,463
Net loss from fair value adjustments	4,036	367
Net loss from fair value adjustments on qualifying hedges	1,455	-
Net gain from sale of loans	(177)	(158)
Net loss from sale of securities	15	-
Net gain from sale of asset	(770)	-
Net gain from sale of OREO	-	(27)
Income from bank owned life insurance	(1,550)	(1,538)
Life insurance proceeds	(43)	(776)
Stock-based compensation expense	5,246	4,680
Deferred compensation	(1,634)	(1,815)
Deferred income tax benefit	(1,390)	(415)
Increase in other liabilities	172	840
Decrease in other assets	1,975	2,747
Net cash provided by operating activities	33,251	36,700

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,220)	(2,666)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	(5,747)	2,705
Purchases of securities held-to-maturity	(30,030)	(353)
Proceeds from maturities and calls of securities held-to-maturity	1,568	45
Proceeds from prepayments of securities held-to-maturity	290	-
Purchases of securities available for sale	(72,494)	(57,265)
Proceeds from sales and calls of securities available for sale	59,493	10,000
Proceeds from maturities and prepayments of securities available for sale	43,357	40,915
Proceeds from sale of assets	813	-
Proceeds from bank owned life insurance	777	2,741
Purchase of bank owned life insurance	(25,000)	-
Net repayments (originations) of loans	22,741	(81,420)
Purchases of loans	(115,550)	(110,140)
Proceeds from sale of real estate owned	-	665
Proceeds from sale of loans	3,239	10,200
Net cash used in investing activities	(117,763)	(184,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	66	3,198
Net (decrease) increase in interest-bearing deposits	(90,398)	214,773
Net increase in mortgagors' escrow deposits	7,340	8,175
Net proceeds from short-term borrowed funds	165,750	73,500
Proceeds from long-term borrowings	14,950	25,000
Repayment of long-term borrowings	(61,310)	(160,084)
Purchases of treasury stock	(1,885)	(13,889)
Proceeds from issuance of common stock upon exercise of stock options	3	6
Cash dividends paid	(12,081)	(11,547)
Net cash provided by financing activities	22,435	139,132

Net decrease in cash and cash equivalents	(62,077)	(8,741)
Cash and cash equivalents, beginning of period	118,561	51,546
Cash and cash equivalents, end of period	$56,484	$42,805

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$56,117	$36,296
Income taxes paid	2,776	3,103
Taxes paid if excess tax benefits were not tax deductible	2,743	3,739
Non-cash activities:
Loans transferred to Other Real Estate Owned or Other Assets	239	673
Reclassification of the Income tax effects of Tax Cuts and Jobs Act from AOCI to Retained Earnings	-	2,073

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2018	$549,464	$315	$222,720	$414,327	$(75,146)	$(12,752)
Impact of adoption of ASC 842 - Leases	2,716	-	-	2,716	-	-
Net income	7,068	-	-	7,068	-	-
Award of common shares released from Employee Benefit Trust (138,775 shares)	2,086	-	2,086	-	-	-
Vesting of restricted stock unit awards (287,155 shares)	-	-	(5,878)	(210)	6,088	-
Exercise of stock options (300 shares)	3	-	-	(3)	6	-
Stock-based compensation expense	3,931	-	3,931	-	-	-
Repurchase of shares to satisfy tax obligation (83,908 shares)	(1,877)	-	-	-	(1,877)	-
Dividends on common stock ($0.21 per share)	(6,042)	-	-	(6,042)	-	-
Other comprehensive income	2,210	-	-	-	-	2,210
Balance at March 31, 2019	559,559	315	222,859	417,856	(70,929)	(10,542)
Net income	10,556	-	-	10,556	-	-
Award of common shares released from Employee Benefit Trust (5,568 shares)	81	-	81	-	-	-
Vesting of restricted stock unit awards (1,120 shares)	-	-	(24)	-	24	-
Stock-based compensation expense	1,315	-	1,315	-	-	-
Repurchase of shares to satisfy tax obligation (382 shares)	(8)	-	-	-	(8)	-
Dividends on common stock ($0.21 per share)	(6,039)	-	-	(6,039)	-	-
Other comprehensive loss	(74)	-	-	-	-	(74)
Balance at June 30, 2019	$565,390	$315	$224,231	$422,373	$(70,913)	$(10,616)

(Dollars in thousands, except per share data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$532,608	$315	$217,906	$381,048	$(57,675)	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	-	-	-	2,073	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	(775)	-	775
Net income	11,412	-	-	11,412	-	-
Award of common shares released from Employee Benefit Trust (116,229 shares)	2,488	-	2,488	-	-	-
Vesting of restricted stock unit awards (248,877 shares)	-	-	(4,731)	(170)	4,901	-
Stock-based compensation expense	3,452	-	3,452	-	-	-
Purchase of treasury shares (217,863 shares)	(5,913)	-	-	-	(5,913)	-
Repurchase of shares to satisfy tax obligation (72,837 shares)	(2,050)	-	-	-	(2,050)	-
Dividends on common stock ($0.20 per share)	(5,795)	-	-	(5,795)	-	-
Other comprehensive loss	(895)	-	-	-	-	(895)
Balance at March 31, 2018	535,307	315	219,115	387,793	(60,737)	(11,179)

Impact of adoption of Accounting Standard Update 2016-01	-	-	-	(4)	-	4
Net income	13,923	-	-	13,923	-	-
Award of common shares released from Employee Benefit Trust (4,455 shares)	90	-	90	-	-	-
Exercise of stock options (600 shares)	6	-	(1)	-	7	-
Stock-based compensation expense	1,228	-	1,228	-	-	-
Purchase of treasury shares (227,581 shares)	(5,925)	-	-	-	(5,925)	-
Repurchase of shares to satisfy tax obligation (32 shares)	(1)	-	-	-	(1)	-
Dividends on common stock ($0.20 per share)	(5,752)	-	-	(5,752)	-	-
Other comprehensive loss	(832)	-	-	-	-	(832)
Balance at June 30, 2018	$538,044	$315	$220,432	$395,960	$(66,656)	$(12,007)

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

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income, as reported	$10,556	$13,923	$17,624	$25,335
Divided by:
Weighted average common shares outstanding	28,761	28,845	28,691	28,909
Weighted average common stock equivalents	-	1	-	1
Total weighted average common shares outstanding and common stock equivalents	28,761	28,846	28,691	28,910

Basic earnings per common share	$0.37	$0.48	$0.61	$0.88
Diluted earnings per common share (1)	$0.37	$0.48	$0.61	$0.88
Dividend payout ratio	56.8%	41.7%	68.9%	45.5%

(1)	For the three and six months ended June 30, 2019 and 2018, there were no common stock equivalents that were anti-dilutive.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.     Securities

The Company did not hold any trading securities at June 30, 2019 and December 31, 2018. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$52,242	$54,131	$1,889	$-

Total other securities	52,242	54,131	1,889	-

FNMA	7,944	8,038	94	-

Total mortgage-backed securities	7,944	8,038	94	-
Total	$60,186	$62,169	$1,983	$-

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2018:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$24,065	$22,508	$-	$1,557

Total other securities	24,065	22,508	-	1,557

FNMA	7,953	7,366	-	587

Total mortgage-backed securities	7,953	7,366	-	587
Total	$32,018	$29,874	$-	$2,144

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$130,000	$122,036	$-	$7,964
Municipals	18,908	19,141	233	-
Mutual funds	12,042	12,042	-	-
Collateralized loan obligations	100,324	99,650	60	734
Other	1,303	1,303	-	-
Total other securities	262,577	254,172	293	8,698
REMIC and CMO	370,689	372,761	3,181	1,109
GNMA	734	790	56	-
FNMA	96,445	96,445	572	572
FHLMC	83,731	84,485	1,012	258
Total mortgage-backed securities	551,599	554,481	4,821	1,939
Total securities available for sale	$814,176	$808,653	$5,114	$10,637

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2018:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$130,000	$118,535	$-	$11,465
Municipals	46,231	46,574	343	-
Mutual funds	11,586	11,586	-	-
Collateralized loan obligations	88,396	86,751	-	1,645
Other	1,256	1,256	-	-
Total other securities	277,469	264,702	343	13,110
REMIC and CMO	382,632	376,340	885	7,177
GNMA	785	826	41	-
FNMA	94,069	91,693	72	2,448
FHLMC	90,377	89,094	113	1,396
Total mortgage-backed securities	567,863	557,953	1,111	11,021
Total securities available for sale	$845,332	$822,655	$1,454	$24,131

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at June 30, 2019 and December 31, 2018.

The corporate securities held by the Company at June 30, 2019 and December 31, 2018 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at June 30, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value
	(In thousands)

Due in one year or less	$1,180	$1,180
Due after ten years	51,062	52,951

Total other securities	52,242	54,131
Mortgage-backed securities	7,944	8,038

Total	$60,186	$62,169

	Amortized
Securities available for sale:	Cost	Fair Value
	(In thousands)

Due after one year through five years	$10,000	$9,683
Due after five years through ten years	137,910	130,259
Due after ten years	102,625	102,188

Total other securities	250,535	242,130
Mutual funds	12,042	12,042
Mortgage-backed securities	551,599	554,481

Total	$814,176	$808,653

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At June 30, 2019
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
		(Dollars in thousands)
Available for sale securities
Corporate	16	$122,036	$7,964	$19,720	$280	$102,316	$7,684
CLO	10	80,046	734	80,046	734	-	-
Total other securities	26	202,082	8,698	99,766	1,014	102,316	7,684

REMIC and CMO	19	126,261	1,109	38,059	95	88,202	1,014
FNMA	5	60,396	572	-	-	60,396	572
FHLMC	2	40,398	258	-	-	40,398	258
Total mortgage-backed securities	26	227,055	1,939	38,059	95	188,996	1,844
Total	52	$429,137	$10,637	$137,825	$1,109	$291,312	$9,528

	At December 31, 2018
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,940	$1,557	$-	$-	$19,940	$1,557
Total other securities	1	19,940	1,557	-	-	19,940	1,557

FNMA	1	7,366	587	-	-	7,366	587
Total mortgage-backed securities	1	7,366	587	-	-	7,366	587

Total securities held-to-maturity	2	$27,306	$2,144	$-	$-	$27,306	$2,144

Available for sale securities
Corporate	16	$118,535	$11,465	$19,113	$888	$99,422	$10,577
Municipals	3	4,220	-	4,220	-	-	-
CLO	11	86,752	1,645	86,752	1,645	-	-
Total other securities	30	209,507	13,110	110,085	2,533	99,422	10,577

REMIC and CMO	39	243,756	7,177	17,308	200	226,448	6,977
GNMA	1	51	-	51	-	-	-
FNMA	14	85,046	2,448	6,372	17	78,674	2,431
FHLMC	3	51,288	1,396	10,116	95	41,172	1,301
Total mortgage-backed securities	57	380,141	11,021	33,847	312	346,294	10,709
Total securities available for sale	87	$589,648	$24,131	$143,932	$2,845	$445,716	$21,286

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

The Company reviewed each investment that had an unrealized loss at June 30, 2019 and December 31, 2018. The unrealized losses in held-to-maturity municipal securities at December 31, 2018 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at December 31, 2018 were caused by movements in interest rates. The unrealized losses in securities available for sale at June 30, 2019 and December 31, 2018 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018.

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold $26.4 million in mortgage-backed securities during the three and six months ended June 30, 2019. The Company did not sell any securities during the three and six months ended June 30, 2018.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Gross gains from the sale of securities	$423	$-	$423	$-
Gross losses from the sale of securities	(438)	-	(438)	-

Net losses from the sale of securities	$(15)	$-	$(15)	$-

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

The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. During the three months ended June 30, 2019, we changed our methodology for reviewing our loan portfolio, to further segregate the commercial business and other portfolio into two separate categories. The decision to separate was based on the risk characteristics and loss history being different between the two categories. The impact of this change in methodology reduced the ALLL by approximately $0.4 million from what would have been recorded if we did not change our methodology. Impaired loans are segregated and reviewed separately.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At June 30, 2019, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

There were no loan modifications as TDR during three and six months ended June 30, 2019 and 2018.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30, 2019		December 31, 2018
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	7	$1,894	7	$1,916
One-to-four family - mixed-use property	5	1,660	5	1,692
One-to-four family - residential	3	542	3	552
Taxi medallion (1)	8	2,193	15	3,926
Commercial business and other	-	-	1	279
Total performing troubled debt restructured	23	$6,289	31	$8,365

(1)	Taxi medallion loans in the table above continue to pay as agreed, however the company records interest received on a cash basis.

During the three and six months ended June 30, 2019 and 2018, there were no defaults of TDR loans within 12 months of their modification date. During the six months ended June 30, 2018, we sold one commercial real estate TDR loan totaling $1.8 million, for a loss of $0.3 million and foreclosed on one taxi medallion TDR loan of $35,000, which is included in “Other Assets”.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	June 30, 2019		December 31, 2018
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	1	$391	1	$388
Taxi medallion	3	766	-	-
Commercial business and other	2	408	1	1,397
Total troubled debt restructurings that subsequently defaulted	6	$1,565	2	$1,785

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the periods indicated:

	June 30,	December 31,
(In thousands)	2019	2018

Non-accrual mortgage loans:
Multi-family residential	$2,008	$2,410
Commercial real estate	1,488	1,379
One-to-four family - mixed-use property	1,752	928
One-to-four family - residential	5,411	6,144
Total	10,659	10,861

Non-accrual non-mortgage loans:
Small Business Administration	1,224	1,267
Taxi medallion	1,361	613
Commercial business and other	2,458	3,512
Total	5,043	5,392

Total non-accrual loans	15,702	16,253

Total non-performing loans	$15,702	$16,253

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$415	$390	$809	$798
Less: Interest income included in the results of operations	123	156	241	315
Total foregone interest	$292	$234	$568	$483

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show by delinquency an analysis of our recorded investment in loans at the periods indicated:

	June 30, 2019
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$1,466	$346	$2,008	$3,820	$2,260,055	$2,263,875
Commercial real estate	3,341	-	1,488	4,829	1,519,864	1,524,693
One-to-four family - mixed-use property	986	72	1,474	2,532	579,732	582,264
One-to-four family - residential	945	508	5,411	6,864	177,160	184,024
Co-operative apartments	-	-	-	-	8,137	8,137
Construction loans	-	-	-	-	58,503	58,503
Small Business Administration	-	-	1,224	1,224	13,287	14,511
Taxi medallion	-	-	766	766	2,789	3,555
Commercial business and other	3,252	-	2,458	5,710	977,863	983,573
Total	$9,990	$926	$14,829	$25,745	$5,597,390	$5,623,135

	December 31, 2018
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$1,887	$339	$2,410	$4,636	$2,264,412	$2,269,048
Commercial real estate	379	-	1,379	1,758	1,540,789	1,542,547
One-to-four family - mixed-use property	1,003	322	928	2,253	575,488	577,741
One-to-four family - residential	1,564	-	6,144	7,708	182,642	190,350
Co-operative apartments	-	-	-	-	8,498	8,498
Construction loans	-	730	-	730	49,870	50,600
Small Business Administration	774	68	1,267	2,109	13,101	15,210
Taxi medallion	-	-	-	-	4,539	4,539
Commercial business and other	1,306	281	2,216	3,803	873,960	877,763
Total	$6,913	$1,740	$14,344	$22,997	$5,513,299	$5,536,296

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

June 30, 2019
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$5,493	$4,278	$1,791	$731	$351	$409	$-	$7,962	$21,015
Charge-off's	(1)	-	-	(113)	-	-	-	(1,000)	(1,114)
Recoveries	11	7	2	3	-	16	50	46	135
Provision (Benefit)	3	(20)	(7)	125	30	(43)	(50)	1,436	1,474
Ending balance	$5,506	$4,265	$1,786	$746	$381	$382	$-	$8,444	$21,510

June 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,750	$4,602	$2,470	$1,041	$191	$675	$-	$5,813	$-	$20,542
Charge-off's	(28)	-	-	-	-	(27)	(353)	(8)	-	(416)
Recoveries	-	-	79	4	-	9	-	2	-	94
Provision (Benefit)	(184)	124	(252)	(42)	73	(108)	353	25	11	-
Ending balance	$5,538	$4,726	$2,297	$1,003	$264	$549	$-	$5,832	$11	$20,220

The following tables show the activity in the allowance for loan losses for the six month periods indicated:

June 30, 2019
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$329	$418	$-	$7,591	$20,945
Charge-off's	(1)	-	(1)	(113)	-	-	-	(2,137)	(2,252)
Recoveries	24	7	88	7	-	20	134	91	371
Provision (Benefit)	(193)	(57)	(168)	103	52	(56)	(134)	2,899	2,446
Ending balance	$5,506	$4,265	$1,786	$746	$381	$382	$-	$8,444	$21,510

June 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$68	$669	$-	$5,521	$-	$20,351
Charge-off's	(81)	-	-	(1)	-	(52)	(353)	(14)	-	(501)
Recoveries	2	-	79	112	-	15	-	9	-	217
Provision (Benefit)	(206)	83	(327)	(190)	196	(83)	353	316	11	153
Ending balance	$5,538	$4,726	$2,297	$1,003	$264	$549	$-	$5,832	$11	$20,220

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

June 30, 2019
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$2,263,875	$1,524,693	$582,264	$184,024	$8,137	$58,503	$14,511	$3,555	$983,573	$5,623,135
Ending balance: individually evaluated for impairment	$4,119	$1,555	$3,430	$6,150	$-	$-	$1,224	$3,555	$2,458	$22,491
Ending balance: collectively evaluated for impairment	$2,259,756	$1,523,138	$578,834	$177,874	$8,137	$58,503	$13,287	$-	$981,115	$5,600,644

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$96	$-	$49	$49	$-	$-	$-	$-	$178	$372
Ending balance: collectively evaluated for impairment	$5,410	$4,265	$1,737	$697	$-	$381	$382	$-	$8,266	$21,138

December 31, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$2,269,048	$1,542,547	$577,741	$190,350	$8,498	$50,600	$15,210	$4,539	$877,763	$5,536,296
Ending balance: individually evaluated for impairment	$4,500	$1,435	$3,098	$6,889	$-	$-	$1,267	$4,539	$3,791	$25,519
Ending balance: collectively evaluated for impairment	$2,264,548	$1,541,112	$574,643	$183,461	$8,498	$50,600	$13,943	$-	$873,972	$5,510,777

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$100	$-	$143	$51	$-	$-	$-	$-	$866	$1,160
Ending balance: collectively evaluated for impairment	$5,576	$4,315	$1,724	$698	$-	$329	$418	$-	$6,725	$19,785

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,856	$3,199	$-	$3,225	$3,568	$-
Commercial real estate	1,555	1,555	-	1,435	1,435	-
One-to-four family mixed-use property	2,433	2,574	-	1,913	2,113	-
One-to-four family residential	5,759	5,926	-	6,490	6,643	-
Non-mortgage loans:
Small Business Administration	1,224	1,494	-	1,267	1,609	-
Taxi medallion	3,555	9,772	-	4,539	12,788	-
Commercial business and other	1,804	3,924	-	-	-	-

Total loans with no related allowance recorded	19,186	28,444	-	18,869	28,156	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,263	1,263	96	1,275	1,275	100
One-to-four family mixed-use property	997	997	49	1,185	1,185	143
One-to-four family residential	391	391	49	399	399	51
Non-mortgage loans:
Commercial business and other	654	654	178	3,791	3,791	866

Total loans with an allowance recorded	3,305	3,305	372	6,650	6,650	1,160

Total Impaired Loans:
Total mortgage loans	$15,254	$15,905	$194	$15,922	$16,618	$294

Total non-mortgage loans	$7,237	$15,844	$178	$9,597	$18,188	$866

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended:

	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,846	$9	$4,431	$16
Commercial real estate	1,326	15	5,847	52
One-to-four family mixed-use property	2,208	17	4,397	39
One-to-four family residential	5,914	2	8,382	10
Construction	475	-	365	10
Non-mortgage loans:
Small Business Administration	1,226	-	74	1
Taxi medallion	3,723	48	6,421	86
Commercial business and other	1,513	-	7,954	308

Total loans with no related allowance recorded	19,231	91	37,871	522

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,266	18	2,203	30
One-to-four family mixed-use property	1,001	10	1,212	15
One-to-four family residential	393	4	409	4
Non-mortgage loans:
Commercial business and other	773	-	318	4

Total loans with an allowance recorded	3,433	32	4,142	53

Total Impaired Loans:
Total mortgage loans	$15,429	$75	$27,246	$176

Total non-mortgage loans	$7,235	$48	$14,767	$399

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the six months ended:

	June 30, 2019		June 30, 2018
	Average	Interest	`	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,972	$18	$4,651	$36
Commercial real estate	1,362	15	6,266	126
One-to-four family mixed-use property	2,110	34	4,337	80
One-to-four family residential	6,106	4	8,678	25
Construction	317	-	243	10
Non-mortgage loans:
Small Business Administration	1,239	-	95	2
Taxi medallion	3,995	106	6,559	168
Commercial business and other	1,009	-	5,407	310

Total loans with no related allowance recorded	19,110	177	36,236	757

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,269	36	2,208	59
Commercial real estate	-	-	662	-
One-to-four family mixed-use property	1,062	20	1,217	24
One-to-four family residential	395	8	411	8
Non-mortgage loans:
Commercial business and other	1,779	-	328	9

Total loans with an allowance recorded	4,505	64	4,826	100

Total Impaired Loans:
Total mortgage loans	$15,593	$135	$28,673	$368

Total non-mortgage loans	$8,022	$106	$12,389	$489

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	June 30, 2019
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$1,290	$2,225	$-	$-	$3,515
Commercial real estate	371	1,555	-	-	1,926
One-to-four family - mixed-use property	912	2,122	-	-	3,034
One-to-four family - residential	726	5,921	-	-	6,647
Construction	-	-	-	-	-
Small Business Administration	56	114	-	-	170
Taxi medallion	-	3,555	-	-	3,555
Commercial business and other	6,856	15,262	879	-	22,997
Total loans	$10,211	$30,754	$879	$-	$41,844

	December 31, 2018
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$2,498	$4,166	$-	$-	$6,664
Commercial real estate	381	4,051	-	-	4,432
One-to-four family - mixed-use property	1,199	2,034	-	-	3,233
One-to-four family - residential	557	6,665	-	-	7,222
Construction	730	-	-	-	730
Small Business Administration	481	139	-	-	620
Taxi medallion	-	4,539	-	-	4,539
Commercial business and other	730	21,348	3,512	-	25,590
Total loans	$6,576	$42,942	$3,512	$-	$53,030

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $84.3 million and $233.2 million, respectively, at June 30, 2019.

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2019 and December 31, 2018, the Bank did not have any loans held for sale.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show loans sold during the period indicated:

	For the three months ended June 30, 2019

(Dollars in thousands)	Loans sold	Proceeds	Net gain

Performing loans
Small Business Administration	3	$2,069	$114

Total	3	$2,069	$114

	For the three months ended June 30, 2018

(Dollars in thousands)	Loans sold	Proceeds	Net gain
Delinquent and non-performing loans
Commercial real estate	2	$2,065	$28

Total	2	$2,065	$28

Performing loans
Small Business Administration	9	$5,671	$393

Total	9	$5,671	$393

	For the six months ended June 30, 2019
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	2	$765	$-	$63
One-to-four family - mixed-use property	1	405	(1)	-

Total	3	$1,170	$(1)	$63

Performing loans
Small Business Administration	3	$2,069	$-	$114

Total	3	$2,069	$-	$114

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

7.     Other Real Estate Owned

OREO are included in other assets on the Company’s Consolidated Statements of Financial Condition. The following table shows changes in OREO during the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Balance at beginning of period	$-	$638	$-	$-
Acquisitions	239	-	239	638
Sales	-	(638)	-	(638)

Balance at end of period	$239	$-	$239	$-

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Gross gains	$-	$27	$-	$27

Included within net loans as of June 30, 2019 and December 31, 2018 was a recorded investment of $7.1 million and $7.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.     Leases

The Company has 19 operating leases for branches and office spaces, nine operating leases for vehicles, and two operating leases for equipment. Our leases have remaining lease terms ranging from 1 month to 13 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has one agreement that qualifies as a short-term lease with expense totaling $34,000 and $68,000 for the three and six months ended June 30, 2019, respectively, included in Professional services on the Consolidated Statements of Income. The Company has $0.2 million and $0.4 million in variable lease payments, which include insurance and real estate tax expenses for the three and six months ended June 30, 2019, respectively. At June 30, 2019, the weighted-average remaining lease term for our operating leases is 8 years and the weighted average discount rate is 3.8%. At June 30, 2019, there were no significant leases entered into but not yet commenced. Our lease agreements do not contain any residual value guarantees.

	For the three months ended	For the six months ended
(Dollars in thousands)	June 30, 2019	June 30, 2019

Operating lease ROU assets	$42,557	$42,557

Operating lease liabilities	$50,898	$50,898

Lease Cost
Operating lease cost	$1,893	$3,785
Short-term lease cost	34	68
Variable lease cost	244	423
Total lease cost	$2,171	$4,276

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,025	$4,050
Right-of-use assets obtained in exchange for new operating lease liabilities	$21	$42
Weighted-average remaining lease term-operating leases (in years)	8.0	8.0
Weighted average discount rate-operating leases	3.8%	3.8%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2019	$3,700
2020	8,259
2021	7,508
2022	7,093
2023	7,229
Thereafter	25,490
Total minimum payments required	59,279
Less: implied interest	8,381
Total lease obligations	$50,898

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2032.

9.     Stock-Based Compensation

On January 31, 2019, the Board of Directors approved a 2019 long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a 3-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance.

For the three months ended June 30, 2019 and 2018, the Company’s net income, as reported, included $1.4 million and $1.2 million, respectively, of stock-based compensation costs and $0.3 million and $0.3 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. For the six months ended June 30, 2019 and 2018, the Company’s net income, as reported, includes $5.4 million and $4.6 million, respectively, of stock-based compensation costs and $1.3 million and $1.0 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. During the six months ended June 30, 2019, the Company granted 263,574 and 57,870 in RSU awards and PRSU awards, respectively. During the three months ended June 30, 2019, the Company did not grant any RSU or PRSU awards. During the three and six months ended June 30, 2018, the Company granted 5,600 and 280,590 RSU awards, respectively. The Company has not granted stock options since 2009 and at June 30, 2019, had none outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s RSU and PRSU awards at or for the six months ended June 30, 2019:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2018	502,658	$24.93	-	$-
Granted	263,574	22.38	57,870	22.38
Vested	(259,329)	23.24	(27,110)	22.38
Forfeited	(21,545)	24.81	-	-
Non-vested at June 30, 2019	485,358	$24.45	30,760	$22.38

Vested but unissued at June 30, 2019	218,778	$24.64	21,310	$22.38

As of June 30, 2019, there was $10.0 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of awards vested for the three months ended June 30, 2019 and 2018 was $0.2 million and $28,000, respectively. The total fair value of awards vested for the six months ended June 30, 2019 and 2018 was $6.2 million and $6.7 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed 1 year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2019:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2018	99,313	$21.53
Granted	9,175	22.15
Distributions	(1,012)	22.00
Outstanding at June 30, 2019	107,476	$22.20
Vested at June 30, 2019	106,929	$22.20

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.1 million and ($0.1) for the three months ended June 30, 2019 and 2018, respectively. The total fair value of the distributions from the Phantom Stock Plan was less than $1,000 for each of the three months ended June 30, 2019 and 2018, respectively.

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.1 million and ($0.1) million for the six months ended June 30, 2019 and 2018, respectively. The total fair value of the distributions from the Phantom Stock Plan was $22,000 and $1,000 for the six months ended June 30, 2019 and 2018, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Employee Pension Plan:
Interest cost	$199	$195	$398	$390
Amortization of unrecognized loss	66	156	133	311
Expected return on plan assets	(272)	(363)	(544)	(726)
Net employee pension benefit	$(7)	$(12)	$(13)	$(25)

Outside Director Pension Plan:
Service cost	$10	$11	$20	$22
Interest cost	21	20	42	40
Amortization of unrecognized gain	(35)	(23)	(70)	(46)
Amortization of past service liability	-	3	-	6
Net outside director pension (benefit) expense	$(4)	$11	$(8)	$22

Other Postretirement Benefit Plans:
Service cost	$70	$88	$140	$176
Interest cost	85	77	170	154
Amortization of past service credit	(20)	(12)	(42)	(25)
Net other postretirement expense	$135	$153	$268	$305

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2018 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2019. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2019, the Company had contributed $72,000 to the Outside Director Pension Plan and $37,000 in contributions were made to the Other Postretirement Benefit Plans. As of June 30, 2019, the Company has not revised its expected contributions for the year ending December 31, 2019.

11.      Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2019, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.2 million and $43.4 million, respectively. At December 31, 2018, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.8 million and $41.8 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and six months ended June 30, 2019 and 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(In thousands)	2019	2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Mortgage-backed securities	$848	$967	$1	$-	$2	$(11)
Other securities	13,346	12,843	184	(62)	363	(200)
Borrowed funds	43,414	41,849	(544)	(867)	(1,754)	(2,548)
Net loss from fair value adjustments (1)(2)			$(359)	$(929)	$(1,389)	$(2,759)

(1)

The net loss from fair value adjustments presented in the above table does not include net (losses) gains of ($1.6) million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, from the change in the fair value of interest rate swaps.

(2)

The net loss from fair value adjustments presented in the above table does not include net (losses) gains of ($2.6) million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2019 and December 31, 2018. The fair value of borrowed funds includes accrued interest payable of $0.2 million at both June 30, 2019 and December 31, 2018, respectively.

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

Level 1 – where quoted market prices are available in an active market. At June 30, 2019 and December 31, 2018, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2019 and December 31, 2018, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2019 and December 31, 2018, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and their respective category in the fair value hierarchy at June 30, 2019 and December 31, 2018:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$554,481	$557,953	$-	$-	$554,481	$557,953
Other securities	12,042	11,586	240,827	251,860	1,303	1,256	254,172	264,702
Interest rate swaps	-	-	1,635	15,961	-	-	1,635	15,961

Total assets	$12,042	$11,586	$796,943	$825,774	$1,303	$1,256	$810,288	$838,616

Liabilities:
Borrowings	$-	$-	$-	$-	$43,414	$41,849	$43,414	$41,849
Interest rate swaps	-	-	20,147	2,239	-	-	20,147	2,239

Total liabilities	$-	$-	$20,147	$2,239	$43,414	$41,849	$63,561	$44,088

The following tables sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	June 30, 2019		June 30, 2018
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)

Beginning balance	$1,289	$42,941	$1,162	$38,692
Net gain from fair value adjustment of financial assets (1)	15	-	25	-
Net loss from fair value adjustment of financial liabilities (1)	-	543	-	867
Increase (decrease) in accrued interest receivable	(1)	-	1	-
Increase (decrease) in accrued interest payable	-	(21)	-	26
Change in unrealized gains included in other comprehensive income	-	(49)	-	(19)
Ending balance	$1,303	$43,414	$1,188	$39,566

Changes in unrealized gains held at period end	$-	$1,425	$-	$1,248

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended
	June 30, 2019		June 30, 2018
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)

Beginning balance	$1,256	$41,849	$1,110	$36,986
Net gain from fair value adjustment of financial assets (1)	47	-	77	-
Net loss from fair value adjustment of financial liabilities (1)	-	1,753	-	2,548
Increase in accrued interest receivable	-	-	1	-
Increase (decrease) in accrued interest payable	-	(11)	-	51
Change in unrealized gains included in other comprehensive income	-	(177)	-	(19)
Ending balance	$1,303	$43,414	$1,188	$39,566

Changes in unrealized gains held at period end	$-	$1,425	$-	$1,248

(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gains (losses) from fair value adjustments.

During the three and six months ended June 30, 2019 and 2018, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2019

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,303	Discounted cash flows	Discount rate	n/a	4.4%

Liabilities:

Junior subordinated debentures	$43,414	Discounted cash flows	Discount rate	n/a	4.4%

	December 31, 2018

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,256	Discounted cash flows	Discount rate	n/a	4.9%

Liabilities:

Junior subordinated debentures	$41,849	Discounted cash flows	Discount rate	n/a	4.9%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2019 and December 31, 2018, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and their respective category in the fair value hierarchy at June 30, 2019 and December 31, 2018:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)

Assets
Impaired loans	$-	$-	$-	$-	$1,458	$4,111	$1,458	$4,111
Other repossesed assets	-	-	-	-	239	35	239	35

Total assets	$-	$-	$-	$-	$1,697	$4,146	$1,697	$4,146

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2019

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$896	Sales approach	Reduction for planned expedited disposal	46.6% to 89.8%	59.2%

Impaired loans	$562	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-15.0% to 15.0%	-3.2%
			Capitalization rate	9.0% to 9.5%	9.2%
			Reduction for planned expedited disposal	15.0%	15.0%

Other real estate owned	$239	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.5% to 12.5%	6.5%

	At December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$204	Income approach	Capitalization rate	8.5%	8.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	$2,724	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.0%	0.0%
			Reduction for planned expedited disposal	-36.5% to 15.0%	10.4%

Impaired loans	$1,183	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0% to 10.0%	-7.8%
			Capitalization rate	7.4% to 9.8%	8.7%
			Reduction for planned expedited disposal	15.0%	15.0%

Other repossesed assets	$35	Sales approach	Reduction for planned expediated disposal	0.0%	0.0%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.

The methods and assumptions used to estimate fair value at June 30, 2019 and December 31, 2018 are as follows:

Securities:

The fair values of securities are contained in Note 4 (“Securities”) of the Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. When there is limited activity or less transparency around inputs to the valuation, securities are valued using discounted cash flows.

Impaired Loans:

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or, for collateral dependent loans, 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the most recent reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and due from banks	$56,484	$56,484	$56,484	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,944	8,038	-	8,038	-
Other securities	52,242	54,131	-	-	54,131
Securities available for sale
Mortgage-backed securities	554,481	554,481	-	554,481	-
Other securities	254,172	254,172	12,042	240,827	1,303
Loans	5,638,413	5,625,107	-	-	5,625,107
FHLB-NY stock	63,029	63,029	-	63,029	-
Accrued interest receivable	26,552	26,563	34	3,055	23,474
Interest rate swaps	1,635	1,635	-	1,635	-

Liabilities:
Deposits	$4,877,917	$4,882,473	$3,333,800	$1,548,673	$-
Borrowings	1,371,890	1,371,479	-	1,328,065	43,414
Accrued interest payable	7,106	7,106	-	7,106	-
Interest rate swaps	20,147	20,147	-	20,147	-

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

12.      Derivative Financial Instruments

At June 30, 2019 and December 31, 2018, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at June 30, 2019 and December 31, 2018; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $282.2 million and $286.1 million at June 30, 2019 and December 31, 2018, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $541.5 million and $441.5 million at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At June 30, 2019 and December 31, 2018, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At June 30, 2019 and December 31, 2018, derivatives with a combined notional amount of $263.9 million and $267.8 million, respectively, were designated as fair value hedges. At June 30, 2019 and December 31, 2018, derivatives with a combined notional amount of $541.5 million and $441.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax. Amounts in AOCL are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended June 30, 2019 and 2018, $0.6 million and $0.3 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense. During the six months ended June 30, 2019 and 2018, $0.8 million and $0.4 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	June 30, 2019		December 31, 2018
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)
	(In thousands)

Interest rate swaps (fair value hedge)	$80,835	$1,635	$248,330	$10,593
Interest rate swaps (fair value hedge)	183,034	(6,886)	19,468	(502)
Interest rate swaps (cash flow hedge)	-	-	441,500	5,368
Interest rate swaps (cash flow hedge)	541,500	(8,878)	-	-
Interest rate swaps (non-hedge)	36,321	(4,383)	36,321	(1,737)
Total derivatives	$841,690	$(18,512)	$745,619	$13,722

(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Financial Derivatives:
Interest rate swaps (non-hedge) (1)	$(1,597)	$438	$(2,647)	$1,714
Interest rate swaps (fair value hedge) (2)	(818)	224	(1,455)	678
Net (loss) gain	$(2,415)	$662	$(4,102)	$2,392

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.
(2)

Net gains and losses recorded during the three and six months ended June 30, 2019, are recorded as part of “Interests and fees on loans” in the Consolidated Statements of Income. Net gains and losses recorded during the three and six months ended June 30, 2018, are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2019
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$1,635	$-	$1,635	$-	$-	$1,635

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$20,147	$-	$20,147	$15,607	$-	$4,540

	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$15,961	$-	$15,961	$-	$14,960	$1,001

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$2,239	$-	$2,239	$-	$-	$2,239

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.      Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Company’s trusts, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. As of June 30, 2019, the Company is undergoing examination for its New York State income tax returns for 2014, 2015 and 2016 and its New York City income tax return for 2014.

Income tax provisions are summarized as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2019	2018	2019	2018
Federal:
Current	$4,450	$3,755	$5,776	$6,165
Deferred	(1,469)	(444)	(852)	(247)
Total federal tax provision	2,981	3,311	4,924	5,918
State and Local:
Current	1,017	1,499	1,173	1,689
Deferred	(726)	(321)	(538)	(168)
Total state and local tax provision	291	1,178	635	1,521

Total income tax provision	$3,272	$4,489	$5,559	$7,439

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.      Accumulated Other Comprehensive Income (Loss):

The following tables sets forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended June 30, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(10,029)	$199	$(1,666)	$954	$(10,542)

Other comprehensive income before reclassifications, net of tax	6,204	(5,884)	-	35	355

Amounts reclassified from accumulated other comprehensive income, net of tax	10	(447)	8	-	(429)

Net current period other comprehensive income (loss), net of tax	6,214	(6,331)	8	35	(74)

Ending balance, net of tax	$(3,815)	$(6,132)	$(1,658)	$989	$(10,616)

	For the three months ended June 30, 2018
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(13,487)	$5,942	$(4,409)	$779	$(11,179)

Other comprehensive income before reclassifications, net of tax	(3,014)	1,898	-	13	(1,103)

Amounts reclassified from accumulated other comprehensive income, net of tax	-	187	84	-	271

Net current period other comprehensive income (loss), net of tax	(3,014)	2,085	84	13	(832)

Ending balance, net of tax	$(16,501)	$8,027	$(4,325)	$792	$(12,007)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	11,824	(9,250)	-	123	2,697

Amounts reclassified from accumulated other comprehensive income, net of tax	10	(586)	15	-	(561)

Net current period other comprehensive income (loss), net of tax	11,834	(9,836)	15	123	2,136

Ending balance, net of tax	$(3,815)	$(6,132)	$(1,658)	$989	$(10,616)

	For the six months ended June 30, 2018
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$-	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCL to Retained Earnings	(1,325)	50	(798)	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	779	779

Other comprehensive income before reclassifications, net of tax	(9,654)	7,505	-	13	(2,136)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	241	168	-	409

Net current period other comprehensive income, net of tax	(9,654)	7,746	168	13	(1,727)

Ending balance, net of tax	$(16,501)	$8,027	$(4,325)	$792	$(12,007)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended June 30, 2019

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities	$(15)		Net loss on sale of securities
	5		Provision for income taxes
	$(10)		Net of tax
Cash flow hedges:
Interest rate swaps	$647		Other interest expense
	(200)		Provision for income taxes
	$447		Net of tax
Amortization of defined benefit pension items:
Actuarial gain (losses)	$(31)	(1)	Other operating expense
Prior service credits	20	(1)	Other operating expense
	(11)		Total before tax
	3		Provision for income taxes
	$(8)		Net of tax

For the three months ended June 30, 2018

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Cash flow hedges:
Interest rate swaps	$(273)		Other interest expense
	86		Provision for income taxes
	$(187)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(133)	(1)	Other operating expense
Prior service credits	9	(1)	Other operating income
	(124)		Total before tax
	40		Provision for income taxes
	$(84)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2019

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities	$(15)		Net loss on sale of securities
	5		Provision for income taxes
	$(10)		Net of tax
Cash flow hedges:
Interest rate swaps	$848		Other interest income
	(262)		Provision for income taxes
	$586		Net of tax
Amortization of defined benefit pension items:
Actuarial gain (losses)	$(63)	(1)	Other operating expense
Prior service credits	42	(1)	Other operating expense
	(21)		Total before tax
	6		Provision for income taxes
	$(15)		Net of tax

For the six months ended June 30, 2018

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps	$(351)		Interest expense
	110		Provision for income taxes
	$(241)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(265)	(1)	Other operating expense
Prior service credits	19	(1)	Other operating expense
	(246)		Total before tax
	78		Provision for income taxes
	$(168)		Net of tax

(1)

These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 (“Pension and Other Postretirement Benefit Plans”) for additional information.

15.      Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As June 30, 2019, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.500%. The CCB for the Bank at June 30, 2019 was 5.07%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$667,882	9.69%	$660,782	9.85%
Requirement to be well capitalized	344,642	5.00	335,512	5.00
Excess	323,240	4.69	325,270	4.85

Common Equity Tier I risk-based capital:
Capital level	$667,882	12.66%	$660,782	13.28%
Requirement to be well capitalized	342,872	6.50	323,386	6.50
Excess	325,010	6.16	337,396	6.78

Tier 1 risk-based capital:
Capital level	$667,882	12.66%	$660,782	13.28%
Requirement to be well capitalized	421,997	8.00	398,014	8.00
Excess	245,885	4.66	262,768	5.28

Total risk-based capital:
Capital level	$689,392	13.07%	$681,727	13.70%
Requirement to be well capitalized	527,496	10.00	497,517	10.00
Excess	161,896	3.07	184,210	3.70

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2019, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at June 30, 2019 was 5.22%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$600,730	8.72%	$586,582	8.74%
Requirement to be well capitalized	344,637	5.00	335,616	5.00
Excess	256,093	3.72	250,966	3.74

Common Equity Tier I risk-based capital:
Capital level	$558,848	10.60%	$546,230	10.98%
Requirement to be well capitalized	342,840	6.50	323,382	6.50
Excess	216,008	4.10	222,848	4.48

Tier 1 risk-based capital:
Capital level	$600,730	11.39%	$586,582	11.79%
Requirement to be well capitalized	421,957	8.00	398,008	8.00
Excess	178,773	3.39	188,574	3.79

Total risk-based capital:
Capital level	$697,240	13.22%	$682,527	13.72%
Requirement to be well capitalized	527,446	10.00	497,511	10.00
Excess	169,794	3.22	185,016	3.72

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

16.     New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2019:

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires lessees to recognize leases on the balance sheet, makes targeted changes to lessor accounting, and enhances disclosures to include key information about leasing arrangements. An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented (the modified retrospective transition approach) or by recording a cumulative adjustment at the beginning of the period of adoption (the additional transition method). The Company adopted this standard using the additional transition method approach and elected to use the effective date, January 1, 2019, as the date of initial application. As part of the Company’s adoption of ASC 842, the Company undertook a detailed scoping exercise to identify all leasing arrangements subject to the new leasing guidance and believes that all arrangements that meet the definition of a lease under historic US GAAP will continue to meet the definition of a lease under ASC 842. Upon adoption, the Company recorded right of use assets totaling $45.4 million and operating lease liabilities totaling $54.0 million. Additionally, a deferred gain from the sale of buildings totaling $2.7 million, net of tax, was reclassified to retained earnings.

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

The new leasing standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. ASC 842 also provides certain accounting policy elections for an entity’s ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components. See Note 8 (“Leases”) for additional information.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)” providing targeted improvements to the accounting for hedging activities, which is effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and changes the presentation so that all items that affect earnings are in the same income statement line as the hedged item. The Company adopted this standard January 1, 2019, as the date of initial application. As a result of adoption, fair value adjustments on qualifying fair value hedges were recorded in interest income during the three and six months ended June 30, 2019. These adjustments were recorded in non-interest income in prior periods. See Note 12 (“Derivative Financial Instruments”) for additional information.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

●	manage cost of funds and continue to improve funding mix;

●	manage interest income by leveraging loan pricing opportunities and portfolio mix;

●	enhance earnings power by improving scalability and efficiency;

●	manage credit risk;

●	remain well capitalized;

●	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community;

●	manage enterprise-wide risk.

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

We carry a portion of our financial assets and financial liabilities at fair value and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Income and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 11 (“Fair Value of Financial Instruments”) of the Notes to the Consolidated Financial Statements.

During the three months ended June 30, 2019, we continued to experience pricing pressure due to the inverted yield curve at the pricing point for our loan tenor, which has slowed the pace of our mortgage loan closings. In the past, we have articulated our strategy of focusing on rate over volume. During the three months ended June 30, 2019, we modified our position due to the market conditions. As a result, the total loan pipeline increased $149.1 million to $423.9 million at June 30, 2019, which is the largest level since 1Q16. Overall loan closings for the three months ended June 30, 2019, totaled $296.4 million, an increase of 49.7% from the three months ended March 31, 2019.

During the three months ended June 30, 2019, the yield on interest-earning assets decreased three basis points, while the cost of interest-bearing liabilities increased 10 basis points from the three months ended March 31, 2019, resulting in net interest margin compression of 12 basis points. The increase in the cost of interest-bearing liabilities was primarily driven by pricing pressure on our retail and municipal deposits, as competition from traditional bank and non-bank competitors remains very strong.

Credit quality remained strong at June 30, 2019, as non-accrual and non-performing loans were essentially unchanged from March 31, 2019. The quarter’s $1.0 million in net charge-offs resulted primarily from one commercial business loan relationship that also had a partial charge-off in the first quarter. Additional information became available on this loan, which led to the charge-off recorded this quarter. At June 30, 2019, the relationship has a remaining book value of $0.2 million. The average loan-to-value on our non-performing real estate loans at June 30, 2019 remained conservative at 35.4%.

The Bank and Company are subject to the same regulatory capital requirements. See Note 15 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

General. Net income for the three months ended June 30, 2019 was $10.6 million, a decrease of $3.4 million, or 24.2%, compared to $13.9 million for the three months ended June 30, 2018. Diluted earnings per common share were $0.37 for the three months ended June 30, 2019, a decrease of $0.11, or 22.9%, from $0.48 for the three months ended June 30, 2018.

Return on average equity decreased to 7.5% for the three months ended June 30, 2019 from 10.5% for the three months ended June 30, 2018. Return on average assets decreased to 0.6% for the three months ended June 30, 2019 from 0.9% for the three months ended June 30, 2018.

Interest Income. Interest and dividend income increased $6.3 million, or 9.9%, to $69.6 million for the three months ended June 30, 2019 from $63.3 million for the three months ended June 30, 2018. The increase in interest income was primarily attributable to an increase of $358.9 million in the average balance of interest-earning assets to $6,540.1 million for the three months ended June 30, 2019 from $6,181.2 million for the comparable prior year period, combined with an increase of 15 basis points in the yield of interest-earning assets to 4.26% for the three months ended June 30, 2019, from 4.11% in the comparable prior year period. The increase in the yield on interest-earning assets was primarily due to an increase of $249.0 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets and an improvement of 17 basis points, 16 basis points and 75 basis points in the yields of total loans, net, taxable securities and tax-exempt securities, respectively, for the three months ended June 30, 2019 from the comparable prior year period. Additionally, the yield on interest-earning deposits and federal funds sold increased 50 basis points for the three months ended June 30, 2019, from the comparable prior year period due to increases in the Federal Funds rate. The increase of 17 basis points in the yield on the total loans, net, was primarily due to loans being both originated and repriced at higher rates. The 16 basis points in taxable securities and 75 basis points in tax-exempt securities primarily resulted from the positive effect of the sale of lower yielding securities in fourth quarter of 2018 and purchases of new securities at higher yields than the existing portfolio yield. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have increased 23 basis points to 4.42% for the three months ended June 30, 2019 from 4.19% for the three months ended June 30, 2018.

Interest Expense. Interest expense increased $8.9 million, or 43.2%, to $29.6 million for the three months ended June 30, 2019, from $20.7 million for the three months ended June 30, 2018. The increase in interest expense was primarily due to an increase of 53 basis points in the average cost of interest-bearing liabilities to 2.03% for the three months ended June 30, 2019, from 1.50% for the three months ended June 30, 2018, combined with an increase of $309.6 million in the average balance of interest-bearing liabilities to $5,825.2 million for the three months ended June 30, 2019, from $5,515.6 million for the comparable prior year period. The 53 basis point increase in the cost of interest-bearing liabilities was primarily due to increases in borrowing costs and in the rates we pay on some of our deposit products to stay competitive within our market.

Net Interest Income. Net interest income for the three months ended June 30, 2019, was $40.0 million, a decrease of $2.6 million, or 6.2%, from $42.6 million for the three months ended June 30, 2018. The decrease in net interest income was primarily due to the 53 basis point increase in the cost of interest-bearing liabilities to 2.03% for the three months ended June 30, 2019, from 1.50% for the comparable prior year period, partially offset by an increase of 15 basis points in the yield of interest-earning assets to 4.26% for the three months ended June 30, 2019, as compared to 4.11% for the three months ended June 30, 2018. The net effect of the above on both the net interest spread and net interest margin were decreases of 38 basis points to 2.23% and 32 basis points to 2.45%, respectively, for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. Included in net interest income was prepayment penalty income from loans and securities totaling $1.1 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, recovered interest from non-accrual loans totaling $0.5 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and net losses from fair value adjustments on qualifying hedges totaling $0.8 million for three months ended June 30, 2019. Excluding prepayment penalty income, recovered interest, and net losses from fair value adjustment on qualifying hedges, the net interest margin for the three months ended June 30, 2019 was 2.40%, a decrease of 26 basis points, from to 2.66% for the three months ended June 30, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

Provision for Loan Losses. During the three months ended June 30, 2019, a provision for loan losses was recorded for $1.5 million, compared to none for the three months ended June 30, 2018. The provision was primarily the result of one commercial business loan relationship being written down to a remaining book balance of $0.2 million at June 30, 2019 and growth in the loan portfolio. During the three months ended June 30, 2019, the Bank recorded net charge-offs totaling $1.0 million, while non-accrual loans decreased $0.6 million to $15.7 million from $16.3 million at December 31, 2018. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 35.4% at June 30, 2019. The Bank continues to maintain conservative underwriting standards. See “Allowance for Loan Losses” below and Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income. Non-interest income for the three months ended June 30, 2019 was $2.5 million, a decrease of $0.7 million, or 22.6%, from $3.2 million for the three months ended June 30, 2018. The decrease in non-interest income was primarily due to an increase of $1.7 million in net losses from fair value adjustments, combined with a decrease of $0.3 million from net gains on sale of loans as compared to the three months ended June 30, 2018. These decreases in non-interest income were partially offset by a gain on sale of asset for $0.8 million and the recording of a $0.5 million capital gain from the redemption of $1.2 million in assets held in a rabbi trust during the three months ended June 30, 2019.

Non-Interest Expense. Non-interest expense was $27.2 million for the three months ended June 30, 2019, a decrease of $0.2 million, or 0.9%, from $27.4 million for the three months ended June 30, 2018. The decrease was primarily due to reductions in legal expenses, offset by the growth of the Bank resulting in increases in salaries and benefits, occupancy and equipment and depreciation expenses.

Income before Income Taxes. Income before the provision for income taxes decreased $4.6 million, or 24.9%, to $13.8 million for the three months ended June 30, 2019 from $18.4 million for the three months ended June 30, 2018 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $3.3 million for the three months ended June 30, 2019, a decrease of $1.2 million, or 27.1%, from $4.5 million for the three months ended June 30, 2018. The decrease was primarily due to a reduction in income before income taxes and a decrease in the effective tax rate to 23.7% for the three months ended June 30, 2019 from 24.4% in the comparable prior year period.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

General. Net income for the six months ended June 30, 2019 was $17.6 million, a decrease of $7.7 million, or 30.4%, compared to $25.3 million for the six months ended June 30, 2018. Diluted earnings per common share were $0.61 for the six months ended June 30, 2019, a decrease of $0.27, or 30.7%, from $0.88 for the six months ended June 30, 2018.

Return on average equity decreased to 6.3% for the six months ended June 30, 2019 from 9.5% for the six months ended June 30, 2018. Return on average assets decreased to 0.5% for the six months ended June 30, 2019 from 0.8% for the six months ended June 30, 2018.

Interest Income. Interest and dividend income increased $15.3 million, or 12.3%, to $139.4 million for the six months ended June 30, 2019 from $124.1 million for the six months ended June 30, 2018. The increase in interest income was primarily attributable to an increase of $390.5 million in the average balance of interest-earning assets to $6,530.7 million for the six months ended June 30, 2019 from $6,140.2 million for the comparable prior year period, combined with an increase of 22 basis points in the yield of interest-earning assets to 4.28% for the six months ended June 30, 2019, from 4.06% in the comparable prior year period. The increase in the yield on interest-earning assets was primarily due to an increase of $281.0 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets and an improvement of 23 basis points, 25 basis points and 67 basis points in the yields of total loans, net, taxable securities and tax-exempt securities, respectively, for the six months ended June 30, 2019 from the comparable prior year period. Additionally, the yield on interest-earning deposits and federal funds sold increased 67 basis points for the six months ended June 30, 2019, from the comparable prior year period due to increases in the Federal Funds rate. The increase of 23 basis points in the yield on the total loans, net, was primarily due to loans being both originated and repriced at higher rates. The 25 basis points in taxable securities and 67 basis points in tax-exempt securities primarily resulted from the positive effect of the sale of lower yielding securities in fourth quarter of 2018 and purchases of new securities at higher yields than the existing portfolio yield. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have increased 27 basis points to 4.42% for the six months ended June 30, 2019 from 4.15% for the six months ended June 30, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

Interest Expense. Interest expense increased $18.7 million, or 48.3%, to $57.6 million for the six months ended June 30, 2019, from $38.8 million for the six months ended June 30, 2018. The increase in interest expense was primarily due to an increase of 56 basis points in the average cost of interest-bearing liabilities to 1.98% for the six months ended June 30, 2019, from 1.42% for the six months ended June 30, 2018, combined with an increase of $339.0 million in the average balance of interest-bearing liabilities to $5,818.3 million for the six months ended June 30, 2019, from $5,479.3 million for the comparable prior year period. The 56 basis point increase in the cost of interest-bearing liabilities was primarily due to increases in borrowing costs and in the rates we pay on some of our deposit products to stay competitive within our market.

Net Interest Income. For the six months ended June 30, 2019, net interest income was $81.8 million, a decrease of $3.4 million, or 4.0%, from $85.2 million for the six months ended June 30, 2018. The decrease in net interest income was primarily due to the 56 basis point increase in the cost of interest-bearing liabilities to 1.98% for the six months ended June 30, 2019, from 1.42% for the comparable prior year period, partially offset by an increase of 22 basis points in the yield of interest-earning assets to 4.28% for the six months ended June 30, 2019, as compared to 4.06% for the six months ended June 30, 2018. The net effect of the above on both the net interest spread and net interest margin were decreases of 34 basis points to 2.30% and 28 basis points to 2.51%, respectively, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Included in net interest income was prepayment penalty income from loans and securities totaling $1.9 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively, recovered interest from non-accrual loans totaling $1.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively, and net losses from fair value adjustments on qualifying hedges totaling $1.5 million for six months ended June 30, 2019. Excluding prepayment penalty income, recovered interest and net losses from fair value adjustment on qualifying hedges, the net interest margin for the six months ended June 30, 2019 was 2.46%, a decrease of 24 basis points, as compared to 2.70% for the six months ended June 30, 2018.

Provision for Loan Losses. During the six months ended June 30, 2019, a provision for loan losses was recorded for $2.4 million, compared to $0.2 million for the six months ended June 30, 2018. The provision was primarily the result of one commercial business loan relationship written down to a remaining book balance of $0.2 million at June 30, 2019 and growth in the loan portfolio. During the six months ended June 30, 2019, the Bank recorded net charge-offs totaling $1.9 million, while non-accrual loans decreased $0.6 million to $15.7 million from $16.3 million at December 31, 2018. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 35.4% at June 30, 2019. The Bank continues to maintain conservative underwriting standards. See “Allowance for Loan Losses” below and Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income. Non-interest income for the six months ended June 30, 2019 was $3.4 million, a decrease of $3.0 million, or 46.7%, from $6.4 million for the six months ended June 30, 2018. The decrease in non-interest income was primarily due to an increase of $3.7 million in net losses from fair value adjustments, combined with a decrease of $0.7 million in life insurance proceeds as compared to the six months ended June 30, 2018. These decreases in non-interest income were partially offset by a gain on sale of asset totaling $0.8 million and the recording of a $0.5 million capital gain from the redemption of $1.2 million in assets held in a rabbi trust during the six months ended June 30, 2019.

Non-Interest Expense. Non-interest expense was $59.6 million for the six months ended June 30, 2019, an increase of $0.9 million, or 1.5%, from $58.7 million for the six months ended June 30, 2018. The increase was due to the accelerated vesting of restricted stock awards upon an employees’ death totaling $0.5 million, and due to the growth of the Bank increases in salaries and benefits, occupancy and equipment and depreciation expenses, partially offset by a reduction in legal expenses.

Income before Income Taxes. Income before the provision for income taxes decreased $9.6 million, or 29.3%, to $23.2 million for the six months ended June 30, 2019 from $32.8 million for the six months ended June 30, 2018 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $5.6 million for the six months ended June 30, 2019, a decrease of $1.9 million, or 25.3%, from $7.4 million for the six months ended June 30, 2018. The decrease was primarily due to a reduction in income before income taxes partially offset by an increase in the effective tax rate to 24.0% for the six months ended June 30, 2019 from 22.7% in the comparable prior year period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at June 30, 2019 were $6,945.6 million, an increase of $111.5 million, or 1.6%, from $6,834.2 million at December 31, 2018. Total loans, net increased $86.4 million, or 1.6%, during the six months ended June 30, 2019 to $5,616.9 million from $5,530.5 million at December 31, 2018. Loan originations and purchases were $494.4 million for the six months ended June 30, 2019, a decrease of $102.8 million, or 17.2%, from $597.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline increased to $423.9 million at June 30, 2019, compared to $196.6 million at December 31, 2018.

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2019	2018	2019	2018
Multi-family residential (1)	$55,629	$70,972	82,843	$152,153
Commercial real estate (2)	42,700	64,890	56,641	136,444
One-to-four family – mixed-use property (3)	12,885	12,294	29,308	28,362
One-to-four family – residential (4)	7,884	6,974	11,770	23,942
Co-operative appartments	300	1,500	300	1,500
Construction (5)	18,715	9,940	24,616	24,619
Small Business Administration	2,255	228	2,584	2,195
Commercial business and other (6)	156,029	88,612	286,359	228,019
Total	$296,397	$255,410	$494,421	$597,234

(1)	Includes purchases of $0.8 million and $14.1 million for the three and six months ended June 30, 2018, respectively.
(2)	Includes purchases of $5.8 million for three and six months ended June 30, 2018.
(3)	Includes purchases of $0.7 million for three and six months ended June 30, 2019.
(4)	Includes purchases of $0.9 million for the six months ended June 30, 2018.
(5)	Includes purchases of $13.7 million and $16.0 million for the three and six months ended June 30, 2019, respectively.
(6)

Includes purchases of $44.9 million and $34.0 million for the three months ended June 30, 2019 and 2018, respectively. Includes purchases of $99.5 million and $88.7 million for the six months ended June 30, 2019 and 2018, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended June 30, 2019 had an average loan-to-value ratio of 37.9% and an average debt coverage ratio of 192%.

The Bank’s non-performing assets totaled $16.0 million at June 30, 2019, a decrease of $0.3 million, or 1.9%, from $16.3 million at December 31, 2018. Total non-performing assets as a percentage of total assets were 0.23% at June 30, 2019 compared to 0.24% at December 31, 2018. The ratio of allowance for loan losses to total non-performing loans was 136.99% at June 30, 2019 and 128.87% at December 31, 2018.

During the six months ended June 30, 2019, mortgage-backed securities including held-to-maturity decreased $3.5 million, or 0.6%, to $562.4 million from $565.9 million at December 31, 2018. The decrease in mortgage-backed securities during the six months ended June 30, 2019 was primarily due to sales of securities totaling $26.4 million at an average yield of 3.10% and an increase in the fair value of $12.8 million, partially offset by principal repayments of $43.4 million.

During the six months ended June 30, 2019, other securities, including held-to-maturity, increased $17.6 million, or 6.1%, to $306.4 million from $288.8 million at December 31, 2018. The increase in other securities during the six months ended June 30, 2019, was primarily due to purchases totaling $47.9 million at an average yield of 3.78% and an increase in fair value of $4.4 million, partially offset by calls and maturities of municipals securities totaling $33.1 million and $1.6 million, respectively. At June 30, 2019 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

Liabilities. Total liabilities were $6,380.2 million at June 30, 2019, an increase of $95.5 million, or 1.5%, from $6,284.7 million at December 31, 2018. During the six months ended June 30, 2019, due to depositors decreased $90.2 million, or 1.8%, to $4,825.7 million due to decreases of $71.0 million in non-maturity deposits, coupled with a decrease of $19.2 million in certificates of deposit. Included in deposits were brokered deposits totaling $199.1 million, a decrease of $102.5 million from $301.7 million at December 31, 2018. The decrease in non-maturity deposits was primarily due to a decrease of $125.8 million in money market accounts resulting from seasonal outflows of municipal deposits, partially offset by an increase of $68.0 million in NOW accounts. Borrowed funds increased $121.0 million during the six months ended June 30, 2019. The increase in borrowed funds was primarily due to an increase in FHLB-NY short-term borrowings to replace the seasonal outflow of government deposits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $15.9 million, or 2.9%, to $565.4 million at June 30, 2019 from $549.5 million at December 31, 2018. Stockholders’ equity increased primarily due to net income of $17.6 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $5.5 million. Additionally, stockholders’ equity was also positively impacted by an improvement of $2.1 million in other comprehensive loss. These increases were partially offset the declaration and payment of dividends on the Company’s common stock of $0.42 per common share totaling $12.1 million. Book value per common share was $20.06 at June 30, 2019 compared to $19.64 at December 31, 2018.

Cash flow. During the six months ended June 30, 2019, funds provided by the Company's operating activities amounted to $33.3 million. These funds, combined with $22.4 million from financing activities and $118.6 million available from the beginning of the period were utilized to fund $117.8 million used in investing activities. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the six months ended June 30, 2019, the net total of loan originations and purchases less loan repayments and sales was $89.6 million. During the six months ended June 30, 2019, the Company also funded $72.5 million in purchases of securities available for sale, $30.0 million in purchases of securities held-to-maturity and $25.0 million in purchases of BOLI. During the six months ended June 30, 2019, funds were provided by an increase of $165.8 million and $15.0 million in net short-term borrowing and proceeds from long-term borrowings. The funds were used to repay $83.0 million in total deposits and $61.3 million in long-term borrowings. The Company also used funds of $12.1 million for dividend payments during the six months ended June 30, 2019.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2019. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2019, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of June 30, 2019:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	9.48%	32.96%	11.73%
-100 Basis points	4.45	12.14	10.27
Base interest rate	0.00	0.00	9.43
+100 Basis points	-5.27	-8.86	8.82
+200 Basis points	-10.92	-17.80	8.15

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2019				2018
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,590,429	$50,206	4.37%		$4,509,778	$47,673	4.23%
Other loans, net	974,628	12,067	4.95		806,255	9,649	4.79
Total loans, net (1) (2)	5,565,057	62,273	4.48		5,316,033	57,322	4.31
Taxable securities:
Mortgage-backed securities	585,892	4,225	2.88		533,088	3,754	2.82
Other securities	242,560	2,135	3.52		122,601	1,023	3.34
Total taxable securities	828,452	6,360	3.07		655,689	4,777	2.91
Tax-exempt securities: (3)
Other securities	56,064	595	4.25		124,058	1,084	3.50
Total tax-exempt securities	56,064	595	4.25		124,058	1,084	3.50
Interest-earning deposits and federal funds sold	90,561	472	2.08		85,406	338	1.58
Total interest-earning assets	6,540,134	69,700	4.26		6,181,186	63,521	4.11
Other assets	351,407				303,696
Total assets	$6,891,541				$6,484,882

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$200,349	348	0.69		$235,564	285	0.48
NOW accounts	1,541,956	6,641	1.72		1,444,889	3,364	0.93
Money market accounts	1,336,526	6,974	2.09		1,110,690	3,983	1.43
Certificate of deposit accounts	1,516,358	8,802	2.32		1,519,348	7,118	1.87
Total due to depositors	4,595,189	22,765	1.98		4,310,491	14,750	1.37
Mortgagors' escrow accounts	83,799	62	0.30		77,343	38	0.20
Total deposits	4,678,988	22,827	1.95		4,387,834	14,788	1.35
Borrowed funds	1,146,199	6,739	2.35		1,127,746	5,865	2.08
Total interest-bearing liabilities	5,825,187	29,566	2.03		5,515,580	20,653	1.50
Non interest-bearing deposits	394,642				370,790
Other liabilities	111,088				66,485
Total liabilities	6,330,917				5,952,855
Equity	560,624				532,027
Total liabilities and equity	$6,891,541				$6,484,882

Net interest income / net interest rate spread (tax equivalent) (3)		$40,134	2.23%			$42,868	2.61%

Net interest-earning assets / net interest margin (tax equivalent)	$714,947		2.45%		$665,606		2.77%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.12	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.4 million and $0.3 million for the three months ended June 30, 2019 and 2018.

(2)	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $0.8 million and none for three months ended June 30, 2019 and 2018, respectively.
(3)	Interest and yields are presented on tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $125,000 and $228,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

	For the six months ended June 30,
	2019				2018
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,604,928	$101,051	4.39%		$4,476,509	$93,785	4.19%
Other loans, net	949,991	23,552	4.96		797,430	18,554	4.65
Total loans, net (1) (2)	5,554,919	124,603	4.49		5,273,939	112,339	4.26
Taxable securities:
Mortgage-backed securities	579,679	8,473	2.92		528,922	7,261	2.75
Other securities	242,214	4,346	3.59		126,816	2,144	3.38
Total taxable securities	821,893	12,819	3.12		655,738	9,405	2.87
Tax-exempt securities: (3)
Other securities	57,113	1,189	4.16		124,091	2,165	3.49
Total tax-exempt securities	57,113	1,189	4.16		124,091	2,165	3.49
Interest-earning deposits and federal funds sold	96,767	1,027	2.12		86,405	625	1.45
Total interest-earning assets	6,530,692	139,638	4.28		6,140,173	124,534	4.06
Other assets	349,213				304,191
Total assets	$6,879,905				$6,444,364

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$203,047	709	0.70		$250,646	674	0.54
NOW accounts	1,515,554	12,672	1.67		1,492,413	6,512	0.87
Money market accounts	1,358,228	13,795	2.03		1,068,443	7,058	1.32
Certificate of deposit accounts	1,519,909	17,005	2.24		1,432,342	12,581	1.76
Total due to depositors	4,596,738	44,181	1.92		4,243,844	26,825	1.26
Mortgagors' escrow accounts	73,046	115	0.31		68,202	73	0.21
Total deposits	4,669,784	44,296	1.90		4,312,046	26,898	1.25
Borrowed funds	1,148,479	13,280	2.31		1,167,222	11,932	2.04
Total interest-bearing liabilities	5,818,263	57,576	1.98		5,479,268	38,830	1.42
Non interest-bearing deposits	396,724				367,903
Other liabilities	108,273				66,531
Total liabilities	6,323,260				5,913,702
Equity	556,645				530,662
Total liabilities and equity	$6,879,905				$6,444,364

Net interest income / net interest rate spread (tax equivalent) (3)		$82,062	2.30%			$85,704	2.64%

Net interest-earning assets / net interest margin (tax equivalent)	$712,429		2.51%		$660,905		2.79%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.12	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.9 million and $0.4 million for the six months ended June 30, 2019 and 2018.

(2)	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $1.5 million and none for six months ended June 30, 2019 and 2018, respectively.
(3)	Interest and yields are presented on tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $250,000 and $455,000, respectively.

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

	For the six months ended June 30,
(In thousands)	2019	2018

Mortgage Loans

At beginning of period	$4,638,784	$4,401,950

Mortgage loans originated:
Multi-family residential	82,843	138,064
Commercial real estate	56,641	130,644
One-to-four family – mixed-use property	29,308	27,677
One-to-four family – residential	11,770	23,067
Co-operative apartments	300	1,500
Construction	8,576	24,619
Total mortgage loans originated	189,438	345,571

Mortgage loans purchased:
Multi-family residential	-	14,089
Commercial real estate	-	5,800
One-to-four family – mixed-use property	-	685
One-to-four family – residential	-	875
Construction	16,040	-
Total mortgage loans purchased	16,040	21,449

Less:
Principal and other reductions	221,484	249,996
Loans transferred to OREO	239	638
Sales	1,043	4,710

At end of period	$4,621,496	$4,513,626

Non-Mortgage Loans

At beginning of period	$897,515	$758,286

Other loans originated:
Small Business Administration	2,584	2,195
Commercial business	185,771	138,229
Other	1,078	1,099
Total other loans originated	189,433	141,523

Other loans purchased:
Commercial business	99,510	88,691
Total other loans purchased	99,510	88,691

Less:
Principal and other reductions	182,849	178,700
Sales	1,970	5,266

At end of period	$1,001,639	$804,534

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30,	December 31,
(In thousands)	2019	2018
Accrual Status:
Multi-family residential	$1,894	$1,916
One-to-four family - mixed-use property	1,660	1,692
One-to-four family - residential	542	552
Commercial business and other	-	279
Total	4,096	4,439

Non-Accrual Status:
Taxi medallion	2,193	3,926
Total	2,193	3,926

Total performing troubled debt restructured	$6,289	$8,365

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	June 30,	December 31,
(In thousands)	2019	2018
Non-accrual loans:
Multi-family residential	$2,008	$2,410
Commercial real estate	1,488	1,379
One-to-four family - mixed-use property	1,752	928
One-to-four family - residential	5,411	6,144
Construction	-	-
Small business administration	1,224	1,267
Taxi medallion (1)	1,361	613
Commercial business and other	2,458	3,512
Total non-performing loans	15,702	16,253

Other non-performing assets:
Real estate acquired through foreclosure	239	-
Other assets acquired through foreclosure	35	35
Total	274	35

Total non-performing assets	$15,976	$16,288

Non-performing assets to total assets	0.23%	0.24%
Allowance for loan losses to non-performing loans	136.99%	128.87%

(1)	Not included in the above analysis are non-accrual TDR taxi medallion loans totaling $2.2 million and $3.9 million at June 30, 2019 and December 31, 2018, respectively.

Included in non-performing loans were six loans totaling $1.6 million at June 30, 2019 and two loans totaling $1.8 million at December 31, 2018, all of which were restructured as TDR and not performing in accordance with restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at June 30, 2019 and December 31, 2018. The Company had classified OREO and other assets acquired through foreclosure totaling $0.2 million and $35,000 at June 30, 2019 and December 31, 2018, respectively. The Company did not hold any criticized or classified investment securities at June 30, 2019 and December 31, 2018. Our total Criticized and Classified assets were $42.1 million at June 30, 2019, a decrease of $10.9 million from $53.1 million at December 31, 2018.

On a quarterly basis, all non-accrual collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using the income approach. All taxi medallion loans are classified and impaired. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. At June 30 2019, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 47.6%.

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

Management has developed a comprehensive analytical process to monitor the adequacy of the ALLL. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and GAAP. The results of this process, along with the conclusions of our independent loan review officer, support management’s assessment as to the adequacy of the ALLL at each balance sheet date. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a detailed explanation of management’s methodology and policy.

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

As described in Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements, during the three months ended June 30, 2019, the Company revised its ALLL methodology to further segregate the commercial business and other portfolio into two separate categories. During the six months ended June 30, 2019, the portion of the ALLL related to the loss history increased due to an increase in charge-offs and growth in the loan portfolio and the portion of the ALLL related to qualitative factors increased due to growth in the loan portfolio. The impact from the above resulted in the ALLL totaling $21.5 million, an increase of $0.6 million or 2.7%, from December 31, 2018. Based upon the ALLL methodology and review of the loan portfolio, management concluded a charge to earnings totaling $2.4 million for the six months ended June 30, 2019, to increase the ALLL was warranted. The ALLL represented 0.38% of gross loans outstanding at each of June 30, 2019 and December 31, 2018. The ALLL represented 137.0% of non-performing loans at June 30, 2019 compared to 128.9% at December 31, 2018.

Management recommends to the Board of Directors the amount of the ALLL quarterly. The Board of Directors approves the ALLL.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	At or for the six months ended June 30,
(Dollars in thousands)	2019	2018

Balance at beginning of period	$20,945	$20,351

Provision for loan losses	2,446	153

Loans charged-off:
Multi-family residential	(1)	(81)
One-to-four family – residential	(113)	(1)
One-to-four family – mixed-use property	(1)	-
Small Business Administration	-	(52)
Taxi medallion	-	(353)
Commercial business and other	(2,137)	(14)
Total loans charged-off	(2,252)	(501)

Recoveries:
Multi-family residential	24	2
Commercial real estate	7	-
One-to-four family – mixed-use property	88	79
One-to-four family – residential	7	112
Small Business Administration	20	15
Taxi medallion	134	-
Commercial business and other	91	9
Total recoveries	371	217

Net charge-offs	(1,881)	(284)

Balance at end of period	$21,510	$20,220

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.01%
Ratio of allowance for loan losses to gross loans at end of period	0.38%	0.38%
Ratio of allowance for loan losses to non-performing assets at end of period	134.64%	136.40%
Ratio of allowance for loan losses to non-performing loans at end of period	136.99%	136.72%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – FINANCIAL INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2019:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2019	-	$-	-	467,211
May 1 to May 31, 2019	-	-	-	467,211
June 1 to June 30, 2019	-	-	-	467,211
Total	-	-	-

During the quarter ended June 30, 2019 the Company did not repurchase any shares of the Company’s common stock. As of June 30, 2019, 467,211 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II – FINANCIAL INFORMATION

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

Flushing Financial Corporation,

Dated:	August 7, 2019	By:	/s/ John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	August 7, 2019	By:	/s/ Susan K. Cullen
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