Form 10-Q
period 2019-09-30
FLUSHING FINANCIAL CORP
filed 2019-11-06
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2019 was 28,157,206.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.    Financial Statements

	September 30,	December 31,
	2019	2018
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$86,989	$118,561
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $5,450 and $4,796 at September 30, 2019 and December 31, 2018, respectively; fair value of $8,372 and $7,366 at September 30, 2019 and December 31, 2018, respectively)	7,939	7,953
Other securities (none pledged; fair value of $55,498 and $22,508 at September 30, 2019 and December 31, 2018, respectively)	52,101	24,065
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $185,299 and $152,670 at September 30, 2019 and December 31, 2018, respectively; $812 and $967 at fair value pursuant to the fair value option at September 30, 2019 and December 31, 2018, respectively)	579,010	557,953
Other securities (including assets pledged of none and $28,871 at September 30, 2019 and December 31, 2018, respectively; $13,524 and $12,843 at fair value pursuant to the fair value option at September 30, 2019 and December 31, 2018, respectively)	246,465	264,702
Loans:
Multi-family residential	2,232,305	2,269,048
Commercial real estate	1,559,581	1,542,547
One-to-four family — mixed-use property	587,100	577,741
One-to-four family — residential	184,432	190,350
Co-operative apartments	9,089	8,498
Construction	64,234	50,600
Small Business Administration	13,982	15,210
Taxi medallion	3,513	4,539
Commercial business and other	1,096,164	877,763
Net unamortized premiums and unearned loan fees	15,363	15,188
Allowance for loan losses	(22,035)	(20,945)
Net loans	5,743,728	5,530,539
Interest and dividends receivable	26,566	25,485
Bank premises and equipment, net	28,146	30,418
Federal Home Loan Bank of New York stock, at cost	65,280	57,282
Bank owned life insurance	158,604	131,788
Goodwill	16,127	16,127
Other real estate owned, net	239	-
Right of Use Asset	42,400	-
Other assets	57,301	69,303
Total assets	$7,110,895	$6,834,176

Liabilities
Due to depositors:
Non-interest bearing	$421,786	$413,747
Interest-bearing	4,490,723	4,502,176
Total Deposits	4,912,509	4,915,923
Mortgagors' escrow deposits	61,803	44,861
Borrowed funds:
Federal Home Loan Bank advances	1,304,296	1,134,993
Subordinated debentures	74,234	74,001
Junior subordinated debentures, at fair value	43,910	41,849
Total borrowed funds	1,422,440	1,250,843
Operating lease liability	50,626	-
Other liabilities	95,125	73,085
Total liabilities	6,542,503	6,284,712

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2019 and December 31, 2018; 28,157,206 shares and 27,983,637 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	315	315
Additional paid-in capital	225,471	222,720
Treasury stock, at average cost (3,373,389 shares and 3,546,958 shares at September 30, 2019 and December 31, 2018, respectively)	(71,487)	(75,146)
Retained earnings	427,062	414,327
Accumulated other comprehensive loss, net of taxes	(12,969)	(12,752)
Total stockholders' equity	568,392	549,464

Total liabilities and stockholders' equity	$7,110,895	$6,834,176

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Interest and dividend income
Interest and fees on loans	$62,825	$59,658	$187,428	$171,997
Interest and dividends on securities:
Interest	6,287	5,562	20,007	16,646
Dividends	18	18	56	49
Other interest income	259	248	1,286	873
Total interest and dividend income	69,389	65,486	208,777	189,565

Interest expense
Deposits	22,244	17,425	66,540	44,323
Other interest expense	8,196	6,540	21,476	18,472
Total interest expense	30,440	23,965	88,016	62,795

Net interest income	38,949	41,521	120,761	126,770
Provision for loan losses	683	-	3,129	153
Net interest income after provision for loan losses	38,266	41,521	117,632	126,617

Non-interest income
Banking services fee income	847	1,017	2,879	2,965
Net loss on sale of securities	-	-	(15)	-
Net gain on sale of loans	204	10	381	168
Net gain on sale of assets	-	-	770	-
Net loss from fair value adjustments	(2,124)	(170)	(6,160)	(537)
Federal Home Loan Bank of New York stock dividends	834	873	2,563	2,630
Life insurance proceeds	-	2,222	43	2,998
Bank owned life insurance	1,000	782	2,550	2,320
Other income	278	221	1,422	779
Total non-interest income	1,039	4,955	4,433	11,323

Non-interest expense
Salaries and employee benefits	15,461	15,720	50,295	49,466
Occupancy and equipment	2,847	2,475	8,378	7,528
Professional services	2,167	1,915	6,238	6,539
FDIC deposit insurance	(589)	596	563	1,643
Data processing	1,490	1,427	4,402	4,254
Depreciation and amortization	1,439	1,484	4,454	4,328
Other real estate owned/foreclosure expense (benefit)	48	(102)	145	34
Net gain from sales of real estate owned	-	-	-	(27)
Other operating expenses	3,182	3,718	11,147	12,158
Total non-interest expense	26,045	27,233	85,622	85,923

Income before income taxes	13,260	19,243	36,443	52,017

Provision for income taxes
Federal	2,457	2,307	7,381	8,225
State and local	79	(397)	714	1,124
Total taxes	2,536	1,910	8,095	9,349

Net income	$10,724	$17,333	$28,348	$42,668

Basic earnings per common share	$0.37	$0.61	$0.99	$1.48
Diluted earnings per common share	$0.37	$0.61	$0.99	$1.48
Dividends per common share	$0.21	$0.20	$0.63	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Net income	$10,724	$17,333	$28,348	$42,668

Other comprehensive income (loss), net of tax:

Amortization of actuarial losses, net of taxes of ($11) and ($41) for the three months ended September 30, 2019 and 2018, respectively and of ($30) and ($124) for the nine months ended September 30, 2019 and 2018, respectively.	22	91	66	272

Amortization of prior service credits, net of taxes of $7 and $3 for the three months ended September 30, 2019 and 2018, respectively and of $20 and $8 for the nine months ended September 30, 2019 and 2018, respectively.	(15)	(7)	(44)	(20)

Net unrealized (losses) gains on securities, net of taxes of $218 and $1,612 for the three months ended September 30, 2019 and 2018, respectively and of ($5,102) and $6,055 for the nine months ended September 30, 2019 and 2018, respectively.	(475)	(3,505)	11,349	(13,159)

Reclassification adjustment for net losses included in income, net of taxes of ($5) for the nine months ended September 30, 2019.	-	-	10	-

Net unrealized (losses) gains on cash flow hedges, net of taxes of $874 and ($860) for the three months ended September 30, 2019 and 2018, respectively and of $5,293 and ($4,425) for the nine months ended September 30, 2019 and 2018, respectively.	(1,946)	1,870	(11,782)	9,616

Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($27) and ($4) for the three months ended September 30, 2019 and 2018, respectively and of ($81) and ($10) for the nine months ended September 30, 2019 and 2018, respectively.	61	9	184	22

Total other comprehensive loss, net of tax	(2,353)	(1,542)	(217)	(3,269)

Comprehensive income	$8,371	$15,791	$28,131	$39,399

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,348	$42,668
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,129	153
Depreciation and amortization of bank premises and equipment	4,454	4,328
Amortization of premium, net of accretion of discount	4,932	6,462
Net loss from fair value adjustments	6,160	537
Net loss from fair value adjustments on qualifying hedges	2,717	-
Net gain from sale of loans	(381)	(168)
Net loss from sale of securities	15	-
Net gain from sale of asset	(770)	-
Net gain from sale of OREO	-	(27)
Income from bank owned life insurance	(2,550)	(2,320)
Life insurance proceeds	(43)	(2,998)
Stock-based compensation expense	6,617	5,973
Deferred compensation	(2,526)	(2,450)
Deferred income tax benefit	(3,777)	(1,437)
Increase in other liabilities	4,358	6,580
Decrease in other assets	1,659	2,103
Net cash provided by operating activities	52,342	59,404

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,182)	(3,421)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	(7,998)	5,147
Purchases of securities held-to-maturity	(30,030)	(653)
Proceeds from maturities and calls of securities held-to-maturity	1,568	364
Proceeds from prepayments of securities held-to-maturity	434	-
Purchases of securities available for sale	(141,798)	(102,756)
Proceeds from sales and calls of securities available for sale	65,493	10,000
Proceeds from maturities and prepayments of securities available for sale	88,217	57,839
Proceeds from sale of assets	813	-
Proceeds from bank owned life insurance	777	6,165
Purchase of bank owned life insurance	(25,000)	-
Net (originations) repayments of loans	(9,660)	3,605
Purchases of loans	(193,703)	(235,193)
Proceeds from sale of real estate owned	-	665
Proceeds from sale of loans	7,187	14,410
Net cash used in investing activities	(245,882)	(243,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	8,039	13,337
Net (decrease) increase in interest-bearing deposits	(11,643)	303,288
Net increase in mortgagors' escrow deposits	16,942	16,061
Net proceeds from short-term borrowed funds	115,750	115,250
Proceeds from long-term borrowings	184,950	25,000
Repayment of long-term borrowings	(131,301)	(256,088)
Purchases of treasury stock	(2,656)	(21,638)
Proceeds from issuance of common stock upon exercise of stock options	3	6
Cash dividends paid	(18,116)	(17,244)
Net cash provided by financing activities	161,968	177,972

Net decrease in cash and cash equivalents	(31,572)	(6,452)
Cash and cash equivalents, beginning of period	118,561	51,546
Cash and cash equivalents, end of period	$86,989	$45,094

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$85,346	$57,811
Income taxes paid	8,531	5,116
Taxes paid if excess tax benefits were not tax deductible	8,523	5,753
Non-cash activities:
Loans transferred to Other Real Estate Owned or Other Assets	239	673
Reclassification of the Income tax effects of Tax Cuts and Jobs Act from AOCI to Retained Earnings	-	2,073
Securities purchased but not yet settled	-	10,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

		Common	Additional	Retained	Treasury	Accumulated Other Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Paid-in Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2018	$549,464	$315	$222,720	$414,327	$(75,146)	$(12,752)

Impact of adoption of ASC 842 - Leases	2,716	-	-	2,716	-	-
Net income	7,068	-	-	7,068	-	-
Award of common shares released from Employee Benefit Trust (138,775 shares)	2,086	-	2,086	-	-	-
Vesting of restricted stock unit awards (287,155 shares)	-	-	(5,878)	(210)	6,088	-
Exercise of stock options (300 shares)	3	-	-	(3)	6	-
Stock-based compensation expense	3,931	-	3,931	-	-	-
Repurchase of shares to satisfy tax obligation (83,908 shares)	(1,877)	-	-	-	(1,877)	-
Dividends on common stock ($0.21 per share)	(6,042)	-	-	(6,042)	-	-
Other comprehensive income	2,210	-	-	-	-	2,210
Balance at March 31, 2019	559,559	315	222,859	417,856	(70,929)	(10,542)
Net income	10,556	-	-	10,556	-	-
Award of common shares released from Employee Benefit Trust (5,568 shares)	81	-	81	-	-	-
Vesting of restricted stock unit awards (1,120 shares)	-	-	(24)	-	24	-
Stock-based compensation expense	1,315	-	1,315	-	-	-
Repurchase of shares to satisfy tax obligation (382 shares)	(8)	-	-	-	(8)	-
Dividends on common stock ($0.21 per share)	(6,039)	-	-	(6,039)	-	-
Other comprehensive loss	(74)	-	-	-	-	(74)
Balance at June 30, 2019	565,390	315	224,231	422,373	(70,913)	(10,616)
Net income	10,724	-	-	10,724	-	-
Award of common shares released from Employee Benefit Trust (5,015 shares)	66	-	66	-	-	-
Vesting of restricted stock unit awards (9,284 shares)	-	-	(197)	-	197	-
Stock-based compensation expense	1,371	-	1,371	-	-	-
Purchase of treasury shares (40,000 shares)	(771)	-	-	-	(771)	-
Repurchase of shares to satisfy tax obligation (0 shares)	-	-	-	-	-	-
Dividends on common stock ($0.21 per share)	(6,035)	-	-	(6,035)	-	-
Other comprehensive loss	(2,353)	-	-	-	-	(2,353)
Balance at September 30, 2019	$568,392	$315	$225,471	$427,062	$(71,487)	$(12,969)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Contd.)

 (Unaudited)

						Accumulated Other
		Common	Additional	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Paid-in Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2017	$532,608	$315	$217,906	$381,048	$(57,675)	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	-	-	-	2,073	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	(775)	-	775
Net income	11,412	-	-	11,412	-	-
Award of common shares released from Employee Benefit Trust (116,229 shares)	2,488	-	2,488	-	-	-
Vesting of restricted stock unit awards (248,877 shares)	-	-	(4,731)	(170)	4,901	-
Stock-based compensation expense	3,452	-	3,452	-	-	-
Purchase of treasury shares (217,863 shares)	(5,913)	-	-	-	(5,913)	-
Repurchase of shares to satisfy tax obligation (72,837 shares)	(2,050)	-	-	-	(2,050)	-
Dividends on common stock ($0.20 per share)	(5,795)	-	-	(5,795)	-	-
Other comprehensive loss	(895)	-	-	-	-	(895)
Balance at March 31, 2018	535,307	315	219,115	387,793	(60,737)	(11,179)

Impact of adoption of Accounting Standard Update 2016-01	-	-	-	(4)	-	4
Net income	13,923	-	-	13,923	-	-
Award of common shares released from Employee Benefit Trust (4,455 shares)	90	-	90	-	-	-
Exercise of stock options (600 shares)	6	-	(1)	-	7	-
Stock-based compensation expense	1,228	-	1,228	-	-	-
Purchase of treasury shares (227,581 shares)	(5,925)	-	-	-	(5,925)	-
Repurchase of shares to satisfy tax obligation (32 shares)	(1)	-	-	-	(1)	-
Dividends on common stock ($0.20 per share)	(5,752)	-	-	(5,752)	-	-
Other comprehensive loss	(832)	-	-	-	-	(832)
Balance at June 30, 2018	538,044	315	220,432	395,960	(66,656)	(12,007)

Net income	17,333	-	-	17,333	-	-
Award of common shares released from Employee Benefit Trust (3,899 shares)	74	-	74	-	-	-
Vesting of restricted stock unit awards (8,720 shares)	-	-	(177)	(6)	183	-
Stock-based compensation expense	1,293	-	1,293	-	-	-
Purchase of treasury shares (299,509 shares)	(7,662)	-	-	-	(7,662)	-
Repurchase of shares to satisfy tax obligation (3,343 shares)	(87)	-	-	-	(87)	-
Dividends on common stock ($0.20 per share)	(5,697)	-	-	(5,697)	-	-
Other comprehensive loss	(1,542)	-	-	-	-	(1,542)
Balance at September 30, 2018	$541,756	$315	$221,622	$407,590	$(74,222)	$(13,549)

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

3.    Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$10,724	$17,333	$28,348	$42,668
Divided by:
Weighted average common shares outstanding	28,730	28,604	28,704	28,806
Weighted average common stock equivalents	-	-	-	1
Total weighted average common shares outstanding and common stock equivalents	28,730	28,604	28,704	28,807

Basic earnings per common share	$0.37	$0.61	$0.99	$1.48
Diluted earnings per common share (1)	$0.37	$0.61	$0.99	$1.48
Dividend payout ratio	56.8%	32.8%	63.6%	40.5%

1.	For the three and nine months ended September 30, 2019 and 2018, there were no common stock equivalents that were anti-dilutive.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.    Securities

The Company did not hold any trading securities at September 30, 2019 and December 31, 2018. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$52,101	$55,498	$3,397	$-

Total other securities	52,101	55,498	3,397	-

FNMA	7,939	8,372	433	-

Total mortgage-backed securities	7,939	8,372	433	-
Total	$60,040	$63,870	$3,830	$-

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2018:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$24,065	$22,508	$-	$1,557

Total other securities	24,065	22,508	-	1,557

FNMA	7,953	7,366	-	587

Total mortgage-backed securities	7,953	7,366	-	587

Total	$32,018	$29,874	$-	$2,144

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$130,000	$120,543	$-	$9,457
Municipals	12,849	13,017	168	-
Mutual funds	12,206	12,206	-	-
Collateralized loan obligations	100,336	99,381	5	960
Other	1,318	1,318	-	-
Total other securities	256,709	246,465	173	10,417
REMIC and CMO	390,044	392,525	3,604	1,123
GNMA	706	764	58	-
FNMA	106,773	107,383	998	388
FHLMC	77,455	78,338	998	115
Total mortgage-backed securities	574,978	579,010	5,658	1,626
Total securities available for sale	$831,687	$825,475	$5,831	$12,043

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2018:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$130,000	$118,535	$-	$11,465
Municipals	46,231	46,574	343	-
Mutual funds	11,586	11,586	-	-
Collateralized loan obligations	88,396	86,751	-	1,645
Other	1,256	1,256	-	-
Total other securities	277,469	264,702	343	13,110
REMIC and CMO	382,632	376,340	885	7,177
GNMA	785	826	41	-
FNMA	94,069	91,693	72	2,448
FHLMC	90,377	89,094	113	1,396
Total mortgage-backed securities	567,863	557,953	1,111	11,021
Total securities available for sale	$845,332	$822,655	$1,454	$24,131

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at September 30, 2019 and December 31, 2018.

The corporate securities held by the Company at September 30, 2019 and December 31, 2018 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2019, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value
	(In thousands)

Due in one year or less	$1,180	$1,180
Due after ten years	50,921	54,318

Total other securities	52,101	55,498
Mortgage-backed securities	7,939	8,372

Total	$60,040	$63,870

	Amortized
Securities available for sale:	Cost	Fair Value
	(In thousands)

Due after one year through five years	$10,000	$9,762
Due after five years through ten years	137,913	128,645
Due after ten years	96,590	95,852

Total other securities	244,503	234,259
Mutual funds	12,206	12,206
Mortgage-backed securities	574,978	579,010

Total	$831,687	$825,475

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2019
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
		(Dollars in thousands)

Available for sale securities
Corporate	16	$120,543	$9,457	$9,663	$338	$110,880	$9,119
CLO	12	91,916	960	63,821	485	28,095	475
Total other securities	28	212,459	10,417	73,484	823	138,975	9,594

REMIC and CMO	25	157,584	1,123	138,250	887	19,334	236
FNMA	7	69,075	388	14,888	30	54,187	358
FHLMC	1	34,816	115	-	-	34,816	115
Total mortgage-backed securities	33	261,475	1,626	153,138	917	108,337	709
Total	61	$473,934	$12,043	$226,622	$1,740	$247,312	$10,303

There were no unrealized losses on held-to maturity securities at September 30, 2019.

	At December 31, 2018
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,940	$1,557	$-	$-	$19,940	$1,557
Total other securities	1	19,940	1,557	-	-	19,940	1,557

FNMA	1	7,366	587	-	-	7,366	587
Total mortgage-backed securities	1	7,366	587	-	-	7,366	587

Total securities held-to-maturity	2	$27,306	$2,144	$-	$-	$27,306	$2,144

Available for sale securities
Corporate	16	$118,535	$11,465	$19,113	$888	$99,422	$10,577
Municipals	3	4,220	-	4,220	-	-	-
CLO	11	86,752	1,645	86,752	1,645	-	-
Total other securities	30	209,507	13,110	110,085	2,533	99,422	10,577

REMIC and CMO	39	243,756	7,177	17,308	200	226,448	6,977
GNMA	1	51	-	51	-	-	-
FNMA	14	85,046	2,448	6,372	17	78,674	2,431
FHLMC	3	51,288	1,396	10,116	95	41,172	1,301
Total mortgage-backed securities	57	380,141	11,021	33,847	312	346,294	10,709
Total securities available for sale	87	$589,648	$24,131	$143,932	$2,845	$445,716	$21,286

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

The Company reviewed each investment that had an unrealized loss at September 30, 2019 and December 31, 2018. The unrealized losses in held-to-maturity municipal securities at December 31, 2018 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at December 31, 2018 were caused by movements in interest rates. The unrealized losses in securities available for sale at September 30, 2019 and December 31, 2018 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018.

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold $26.4 million in mortgage-backed securities during the nine months ended September 30, 2019. The Company did not sell any securities during the three months ended September 30, 2019 and the three and nine months ended September 30, 2018.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Gross gains from the sale of securities	$-	$-	$423	$-
Gross losses from the sale of securities	-	-	(438)	-

Net losses from the sale of securities	$-	$-	$(15)	$-

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

The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. In the second quarter of 2019, we changed our methodology for reviewing our loan portfolio to further segregate the commercial business and other portfolio into two separate categories. The decision to separate was based on the risk characteristics and loss history being different between the two categories. Impaired loans are segregated and reviewed separately.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At September 30, 2019, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following table shows loan modifications and classified as TDR during the periods indicated.

	For the three and nine months ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Commercial business and other	3	$951	Amortization extensions	1	$1,620	Amortization extension
Total	3	$951		1	$1,620

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30, 2019		December 31, 2018
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	7	$1,883	7	$1,916
One-to-four family - mixed-use property	4	1,497	5	1,692
One-to-four family - residential	3	536	3	552
Taxi medallion (1)	8	2,161	15	3,926
Commercial business and other	3	951	1	279
Total performing troubled debt restructured	25	$7,028	31	$8,365

(1) Taxi medallion loans in the table above continue to pay as agreed, however the company records interest received on a cash basis.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2019 and 2018, there were no defaults of TDR loans within 12 months of their modification date. During the three and nine months ended September 30, 2019, we sold one multi-family TDR loan totaling $0.3 million, for a gain of $0.2 million. During the nine months ended September 30, 2018, we sold one commercial real estate TDR loan totaling $1.8 million, for a loss of $0.3 million and foreclosed on one taxi medallion TDR loan of $35,000, which is included in “Other Assets”.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2019		December 31, 2018
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	-	$-	1	$388
Taxi medallion	3	767	-	-
Commercial business and other	2	279	1	1,397
Total troubled debt restructurings that subsequently defaulted	5	$1,046	2	$1,785

The following table shows our non-performing loans at the periods indicated:

	September 30,	December 31,
(In thousands)	2019	2018

Loans ninety days or more past due and still accruing:
Multi-family residential	$445	$-
Total	445	-

Non-accrual mortgage loans:
Multi-family residential	3,132	2,410
Commercial real estate	872	1,379
One-to-four family - mixed-use property	683	928
One-to-four family - residential	5,050	6,144
Total	9,737	10,861

Non-accrual non-mortgage loans:
Small Business Administration	1,151	1,267
Taxi medallion (1)	1,352	613
Commercial business and other (1)	2,020	3,512
Total	4,523	5,392

Total non-accrual loans	14,260	16,253

Total non-performing loans	$14,705	$16,253

1.

Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $2.2 million and $3.9 million at September 30, 2019 and December 31, 2018, respectively and non-accrual performing TDR commercial business loans totaling $1.0 million at September 30, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$416	$398	$1,224	$1,194
Less: Interest income included in the results of operations	89	173	330	487
Total foregone interest	$327	$225	$894	$707

The following tables show by delinquency an analysis of our recorded investment in loans at the periods indicated:

	September 30, 2019
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$1,112	$1,401	$3,577	$6,090	$2,226,215	$2,232,305
Commercial real estate	5,944	940	872	7,756	1,551,825	1,559,581
One-to-four family - mixed-use property	1,458	869	408	2,735	584,365	587,100
One-to-four family - residential	1,020	243	5,050	6,313	178,119	184,432
Co-operative apartments	-	-	-	-	9,089	9,089
Construction loans	-	-	-	-	64,234	64,234
Small Business Administration	1,849	-	1,151	3,000	10,982	13,982
Taxi medallion	-	-	766	766	2,747	3,513
Commercial business and other	3	100	2,020	2,123	1,094,041	1,096,164
Total	$11,386	$3,553	$13,844	$28,783	$5,721,617	$5,750,400

	December 31, 2018
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$1,887	$339	$2,410	$4,636	$2,264,412	$2,269,048
Commercial real estate	379	-	1,379	1,758	1,540,789	1,542,547
One-to-four family - mixed-use property	1,003	322	928	2,253	575,488	577,741
One-to-four family - residential	1,564	-	6,144	7,708	182,642	190,350
Co-operative apartments	-	-	-	-	8,498	8,498
Construction loans	-	730	-	730	49,870	50,600
Small Business Administration	774	68	1,267	2,109	13,101	15,210
Taxi medallion	-	-	-	-	4,539	4,539
Commercial business and other	1,306	281	2,216	3,803	873,960	877,763
Total	$6,913	$1,740	$14,344	$22,997	$5,513,299	$5,536,296

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

September 30, 2019
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$5,506	$4,265	$1,786	$746	$381	$382	$-	$8,444	$21,510
Charge-off's	(189)	-	-	-	-	-	-	(242)	(431)
Recoveries	6	-	140	3	-	32	-	92	273
Provision (Benefit)	54	99	(120)	(4)	37	(57)	-	674	683
Ending balance	$5,377	$4,364	$1,806	$745	$418	$357	$-	$8,968	$22,035

September 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,538	$4,726	$2,297	$1,003	$264	$549	$-	$5,832	$11	$20,220
Charge-off's	(18)	-	(3)	-	-	(144)	(40)	(15)	-	(220)
Recoveries	-	-	39	258	-	10	-	2	-	309
Provision (Benefit)	37	(650)	(407)	(382)	(2)	138	40	1,186	40	-
Ending balance	$5,557	$4,076	$1,926	$879	$262	$553	$-	$7,005	$51	$20,309

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the nine month periods indicated:

September 30, 2019
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$329	$418	$-	$7,591	$20,945
Charge-off's	(190)	-	(1)	(113)	-	-	-	(2,379)	(2,683)
Recoveries	30	7	228	10	-	52	134	183	644
Provision (Benefit)	(139)	42	(288)	99	89	(113)	(134)	3,573	3,129
Ending balance	$5,377	$4,364	$1,806	$745	$418	$357	$-	$8,968	$22,035

September 30, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$68	$669	$-	$5,521	$-	$20,351
Charge-off's	(99)	-	(3)	(1)	-	(196)	(393)	(29)	-	(721)
Recoveries	2	-	118	370	-	25	-	11	-	526
Provision (Benefit)	(169)	(567)	(734)	(572)	194	55	393	1,502	51	153
Ending balance	$5,557	$4,076	$1,926	$879	$262	$553	$-	$7,005	$51	$20,309

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

September 30, 2019
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$2,232,305	$1,559,581	$587,100	$184,432	$9,089	$64,234	$13,982	$3,513	$1,096,164	$5,750,400
Ending balance: individually evaluated for impairment	$5,195	$949	$2,192	$5,841	$-	$-	$1,151	$3,513	$2,970	$21,811
Ending balance: collectively evaluated for impairment	$2,227,110	$1,558,632	$584,908	$178,591	$9,089	$64,234	$12,831	$-	$1,093,194	$5,728,589

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$94	$-	$51	$48	$-	$-	$-	$-	$116	$309
Ending balance: collectively evaluated for impairment	$5,283	$4,364	$1,755	$697	$-	$418	$357	$-	$8,852	$21,726

December 31, 2018
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family- residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Financing Receivables:
Ending Balance	$2,269,048	$1,542,547	$577,741	$190,350	$8,498	$50,600	$15,210	$4,539	$877,763	$5,536,296
Ending balance: individually evaluated for impairment	$4,500	$1,435	$3,098	$6,889	$-	$-	$1,267	$4,539	$3,791	$25,519
Ending balance: collectively evaluated for impairment	$2,264,548	$1,541,112	$574,643	$183,461	$8,498	$50,600	$13,943	$-	$873,972	$5,510,777

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$100	$-	$143	$51	$-	$-	$-	$-	$866	$1,160
Ending balance: collectively evaluated for impairment	$5,576	$4,315	$1,724	$698	$-	$329	$418	$-	$6,725	$19,785

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for impaired loans at the periods indicated:

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,939	$4,438	$-	$3,225	$3,568	$-
Commercial real estate	949	949	-	1,435	1,435	-
One-to-four family mixed-use property	1,345	1,347	-	1,913	2,113	-
One-to-four family residential	5,454	5,512	-	6,490	6,643	-
Non-mortgage loans:
Small Business Administration	1,151	1,421	-	1,267	1,609	-
Taxi medallion	3,513	9,731	-	4,539	12,788	-
Commercial business and other	2,019	4,060	-	-	-	-

Total loans with no related allowance recorded	18,370	27,458	-	18,869	28,156	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,256	1,256	94	1,275	1,275	100
One-to-four family mixed-use property	847	847	51	1,185	1,185	143
One-to-four family residential	387	387	48	399	399	51
Non-mortgage loans:
Commercial business and other	951	951	116	3,791	3,791	866

Total loans with an allowance recorded	3,441	3,441	309	6,650	6,650	1,160

Total Impaired Loans:
Total mortgage loans	$14,177	$14,736	$193	$15,922	$16,618	$294

Total non-mortgage loans	$7,634	$16,163	$116	$9,597	$18,188	$866

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the three months ended:

	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,398	$9	$4,013	$31
Commercial real estate	1,252	-	4,587	50
One-to-four family mixed-use property	1,889	17	3,452	28
One-to-four family residential	5,607	1	7,742	7
Construction	-	-	365	-
Non-mortgage loans:
Small Business Administration	1,188	-	739	31
Taxi medallion	3,534	32	6,152	84
Commercial business and other	1,912	-	20,301	482

Total loans with no related allowance recorded	18,780	59	47,351	713

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,260	18	1,740	19
One-to-four family mixed-use property	922	8	1,201	15
One-to-four family residential	389	4	405	4
Non-mortgage loans:
Commercial business and other	803	-	297	4

Total loans with an allowance recorded	3,374	30	3,643	42

Total Impaired Loans:
Total mortgage loans	$14,717	$57	$23,505	$154

Total non-mortgage loans	$7,437	$32	$27,489	$601

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our average recorded investment and interest income recognized for impaired loans for the nine months ended:

	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,214	$27	$4,201	$67
Commercial real estate	1,259	15	5,300	176
One-to-four family mixed-use property	1,919	51	3,759	108
One-to-four family residential	5,943	5	7,974	32
Construction	238	-	243	10
Non-mortgage loans:
Small Business Administration	1,217	-	526	33
Taxi medallion	3,875	138	6,307	252
Commercial business and other	1,261	-	13,560	792

Total loans with no related allowance recorded	18,926	236	41,870	1,470

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,266	54	1,896	78
Commercial real estate	-	-	1,206	39
One-to-four family mixed-use property	1,008	28	407	12
One-to-four family residential	393	12	-	-
Non-mortgage loans:
Commercial business and other	1,572	-	307	13

Total loans with an allowance recorded	4,239	94	3,816	142

Total Impaired Loans:
Total mortgage loans	$15,240	$192	$24,986	$522

Total non-mortgage loans	$7,925	$138	$20,700	$1,090

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the periods indicated:

	September 30, 2019
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$1,954	$3,756	$-	$-	$5,710
Commercial real estate	8,999	1,539	-	-	10,538
One-to-four family - mixed-use property	1,789	1,215	-	-	3,004
One-to-four family - residential	295	5,768	-	-	6,063
Construction	-	-	-	-	-
Small Business Administration	55	85	-	-	140
Taxi medallion	-	3,513	-	-	3,513
Commercial business and other	4,398	14,733	441	-	19,572
Total loans	$17,490	$30,609	$441	$-	$48,540

	December 31, 2018
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$2,498	$4,166	$-	$-	$6,664
Commercial real estate	381	4,051	-	-	4,432
One-to-four family - mixed-use property	1,199	2,034	-	-	3,233
One-to-four family - residential	557	6,665	-	-	7,222
Construction	730	-	-	-	730
Small Business Administration	481	139	-	-	620
Taxi medallion	-	4,539	-	-	4,539
Commercial business and other	730	21,348	3,512	-	25,590
Total loans	$6,576	$42,942	$3,512	$-	$53,030

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $67.3 million and $228.5 million, respectively, at September 30, 2019.

6.    Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2019 and December 31, 2018, the Bank did not have any loans held for sale.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show loans sold during the period indicated:

	For the three months ended September 30, 2019
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$700	$-	$204
Commercial business and other	1	3,248	-	-

Total	2	$3,948	$-	$204

	For the three months ended September 30, 2018
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$595	$-	$-
Commercial real estate	1	2,500	-	-
One-to-four family - mixed-use property	2	725	(4)	-
One-to-four family - residential	2	390	72	10

Total	6	$4,210	$68	$10

	For the nine months ended September 30, 2019
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	3	$1,465	$-	$267
One-to-four family - mixed-use property	1	405	(1)	-
Commercial business and other	1	3,248	-	-

Total	5	$5,118	$(1)	$267

Performing loans
Small Business Administration	3	$2,069	$-	$114

Total	3	$2,069	$-	$114

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2018
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	4	$1,559	$-	$-
Commercial real estate	4	6,065	-	(235)
One-to-four family - mixed-use property	2	725	(4)	-
One-to-four family - residential	2	390	72	10

Total	12	$8,739	$68	$(225)

Performing loans
Small Business Administration	9	$5,671	$-	$393

Total	9	$5,671	$-	$393

7.    Other Real Estate Owned

The following table shows changes in OREO during the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Balance at beginning of period	$239	$-	$-	$-
Acquisitions	-	-	239	638
Sales	-	-	-	(638)

Balance at end of period	$239	$-	$239	$-

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Gross gains	$-	$-	$-	$27

Included within net loans as of September 30, 2019 and December 31, 2018 was a recorded investment of $6.5 million and $7.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.     Leases

The Company has 20 operating leases for branches (including headquarters) and office spaces, nine operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from five months to 13 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has one agreement that qualifies as a short-term lease with expense totaling approximately $34,000 and $102,000 for the three months and the nine months ended September 30, 2019, respectively, included in Professional services on the Consolidated Statements of Income. The Company has $0.2 million and $0.6 million in variable lease payments, which include insurance and real estate tax expenses, for the three months and nine months ended September 30, 2019, respectively. At September 30, 2019, the weighted-average remaining lease term for our operating leases is approximately eight years and the weighted average discount rate is 3.8%. Our lease agreements do not contain any residual value guarantees. At September 30, 2019, the Company is evaluating the lease portfolio to assess present and future contracts, including but not limited to, real estate, vehicles and equipment.

	At or for the	At or for the
	three months ended	nine months ended
(Dollars in thousands)	September 30, 2019	September 30, 2019

Operating lease ROU assets	$42,400	$42,400

Operating lease liabilities	$50,626	$50,626

Lease Cost
Operating lease cost	$1,891	$5,676
Short-term lease cost	34	102
Variable lease cost	267	757
Total lease cost	$2,192	$6,535

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,002	$6,052
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,253	$1,295
Weighted-average remaining lease term-operating leases (years)	7.7	7.7
Weighted average discount rate-operating leases	3.8%	3.8%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2019	$1,694
2020	8,397
2021	7,644
2022	7,229
2023	7,366
Thereafter	26,378
Total minimum payments required	58,708
Less: implied interest	8,082
Total lease obligations	$50,626

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2032.

9.    Stock-Based Compensation

On January 31, 2019, the Board of Directors approved a 2019 long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance.  As of September 30, 2019, PRSU’s granted in 2019 are being accrued at slightly above target, as projected performance is above target.

For the three months ended September 30, 2019 and 2018, the Company’s net income, as reported, included $1.2 million and $1.1 million, respectively, of stock-based compensation costs and $0.2 million and $0.2 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. For the nine months ended September 30, 2019 and 2018, the Company’s net income, as reported, includes $6.5 million and $5.7 million, respectively, of stock-based compensation costs and $1.5 million and $1.2 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. During the nine months ended September 30, 2019, the Company granted 263,574 and 66,130 in RSU awards and PRSU awards, respectively. During the nine months ended September 30, 2018, the Company granted 280,590 RSU awards. During the three months ended September 30, 2019 and 2018, the Company did not grant any RSU awards. During the three months ended September 30, 2019, the Company granted 8,260 in PRSU awards. The Company has not granted stock options since 2009 and at September 30, 2019, had none outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s RSU and PRSU awards at or for the nine months ended September 30, 2019:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2018	502,658	$24.93	-	$-
Granted	263,574	22.38	66,130	22.38
Vested	(279,187)	23.39	(30,491)	22.38
Forfeited	(26,160)	24.85	-	-
Non-vested at September 30, 2019	460,885	$24.41	35,639	$22.38

Vested but unissued at September 30, 2019	229,352	$24.67	24,691	$22.38

As of September 30, 2019, there was $8.3 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of awards vested for the three months ended September 30, 2019 and 2018 was $0.7 million and $0.2 million, respectively. The total fair value of awards vested for the nine months ended September 30, 2019 and 2018 was $6.9 million and $7.0 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2019:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2018	99,313	$21.53
Granted	10,278	21.97
Distributions	(1,055)	21.91
Outstanding at September 30, 2019	108,536	$20.20
Vested at September 30, 2019	108,228	$20.20

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The total fair value of the distributions from the Phantom Stock Plan was less than $1,000 for each of the three months ended September 30, 2019 and 2018, respectively.

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The total fair value of the distributions from the Phantom Stock Plan was $23,000 and $2,000 for the nine months ended September 30, 2019 and 2018, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.    Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Employee Pension Plan:
Interest cost	$199	$195	$597	$585
Amortization of unrecognized loss	68	155	201	465
Expected return on plan assets	(272)	(363)	(816)	(1,089)
Net employee pension benefit	$(5)	$(13)	$(18)	$(39)

Outside Director Pension Plan:
Service cost	$10	$11	$30	$33
Interest cost	21	19	63	60
Amortization of unrecognized gain	(35)	(23)	(105)	(69)
Amortization of past service liability	-	3	-	9
Net outside director pension (benefit) expense	$(4)	$10	$(12)	$33

Other Postretirement Benefit Plans:
Service cost	$70	$88	$210	$264
Interest cost	85	77	255	231
Amortization of past service credit	(22)	(13)	(64)	(37)
Net other postretirement expense	$133	$152	$401	$458

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2018 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2019. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2019, the Company had contributed $108,000 to the Outside Director Pension Plan and $54,000 in contributions were made to the Other Postretirement Benefit Plans. As of September 30, 2019, the Company has not revised its expected contributions for the year ending December 31, 2019.

11.    Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2019, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $43.9 million, respectively. At December 31, 2018, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.8 million and $41.8 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and nine months ended September 30, 2019 and 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited

)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(In thousands)	2019	2018	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Mortgage-backed securities	$812	$967	$-	$(6)	$2	$(17)
Other securities	13,524	12,843	107	(72)	470	(272)
Borrowed funds	43,910	41,849	(599)	(607)	(2,353)	(3,155)
Net loss from fair value adjustments (1)(2)			$(492)	$(685)	$(1,881)	$(3,444)

1.

The net loss from fair value adjustments presented in the above table does not include net (losses) gains of ($1.6) million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, from the change in the fair value of interest rate swaps.

2.

The net loss from fair value adjustments presented in the above table does not include net (losses) gains of ($4.3) million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2019 and December 31, 2018. The fair value of borrowed funds includes accrued interest payable of $0.2 million at both September 30, 2019 and December 31, 2018, respectively.

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

Level 1 – when quoted market prices are available in an active market. At September 30, 2019 and December 31, 2018, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2019 and December 31, 2018, Level 2 included mortgage-backed securities, CLO’s, corporate debt, municipals and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2019 and December 31, 2018, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and their respective category in the fair value hierarchy at September 30, 2019 and December 31, 2018:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)

Assets:
Mortgage-backed Securities	$-	$-	$579,010	$557,953	$-	$-	$579,010	$557,953
Other securities	12,206	11,586	232,941	251,860	1,318	1,256	246,465	264,702
Interest rate swaps	-	-	156	15,961	-	-	156	15,961

Total assets	$12,206	$11,586	$812,107	$825,774	$1,318	$1,256	$825,631	$838,616

Liabilities:
Borrowings	$-	$-	$-	$-	$43,910	$41,849	$43,910	$41,849
Interest rate swaps	-	-	30,988	2,239	-	-	30,988	2,239

Total liabilities	$-	$-	$30,988	$2,239	$43,910	$41,849	$74,898	$44,088

The following tables set forth the rollforwards of the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	September 30, 2019		September 30, 2018
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)

Beginning balance	$1,303	$43,414	$1,188	$39,566
Net gain from fair value adjustment of financial assets (1)	15	-	17	-
Net loss from fair value adjustment of financial liabilities (1)	-	599	-	607
Decrease in accrued interest payable	-	(15)	-	(9)
Change in unrealized gains included in other comprehensive income	-	(88)	-	(13)
Ending balance	$1,318	$43,910	$1,205	$40,151

Changes in unrealized gains held at period end	$-	$1,513	$-	$1,164

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended
	September 30, 2019		September 30, 2018
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)

Beginning balance	$1,256	$41,849	$1,110	$36,986
Net gain from fair value adjustment of financial assets (1)	64	-	94	-
Net loss from fair value adjustment of financial liabilities (1)	-	2,353	-	3,155
Increase in accrued interest receivable	-	-	1	-
Decrease (increase) in accrued interest payable	(2)	(27)	-	42
Change in unrealized gains included in other comprehensive income	-	(265)	-	(32)
Ending balance	$1,318	$43,910	$1,205	$40,151

Changes in unrealized gains held at period end	$-	$1,513	$-	$1,164

1.	Totals in the table above are presented in the Consolidated Statement of Income under net loss from fair value adjustments.

During the three and nine months ended September 30, 2019 and 2018, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2019

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,318	Discounted cash flows	Discount rate	n/a	4.2%

Liabilities:

Junior subordinated debentures	$43,910	Discounted cash flows	Discount rate	n/a	4.2%

	December 31, 2018

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,256	Discounted cash flows	Discount rate	n/a	4.9%

Liabilities:

Junior subordinated debentures	$41,849	Discounted cash flows	Discount rate	n/a	4.9%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2019 and December 31, 2018, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and their respective category in the fair value hierarchy at September 30, 2019 and December 31, 2018:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)

Assets
Impaired loans	$-	$-	$-	$-	$778	$4,111	$778	$4,111
Other repossesed assets	-	-	-	-	239	35	239	35

Total assets	$-	$-	$-	$-	$1,017	$4,146	$1,017	$4,146

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2019

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$149	Sales approach	Reduction for planned expedited disposal		15.0%		15.0%

Impaired loans	$629	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-15.0%	to	15.0%	-3.7%
			Capitalization rate	9.0%	to	9.5%	9.2%
			Reduction for planned expedited disposal		15.0%		15.0%

Other real estate owned	$239	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.5%	to	12.5%	6.5%

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.

The methods and assumptions used to estimate fair value at September 30, 2019 and December 31, 2018 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and due from banks	$86,989	$86,989	$86,989	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,939	8,372	-	8,372	-
Other securities	52,101	55,498	-	-	55,498
Securities available for sale
Mortgage-backed securities	579,010	579,010	-	579,010	-
Other securities	246,465	246,465	12,206	232,941	1,318
Loans	5,765,763	5,809,209	-	-	5,809,209
FHLB-NY stock	65,280	65,280	-	65,280	-
Accrued interest receivable	26,566	26,566	12	2,767	23,787
Interest rate swaps	156	156	-	156	-

Liabilities:
Deposits	$4,974,312	$4,979,324	$3,467,936	$1,511,388	$-
Borrowings	1,422,440	1,628,483	-	1,584,573	43,910
Accrued interest payable	8,284	8,284	-	8,284	-
Interest rate swaps	30,988	30,988	-	30,988	-

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

12.    Derivative Financial Instruments

At September 30, 2019 and December 31, 2018, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at September 30, 2019 and December 31, 2018; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $337.3 million and $286.1 million at September 30, 2019 and December 31, 2018, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $541.5 million and $441.5 million at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At September 30, 2019 and December 31, 2018, derivatives with a combined notional amount of $36.3 million were not designated as hedges. At September 30, 2019 and December 31, 2018, derivatives with a combined notional amount of $318.9 million and $267.8 million, respectively, were designated as fair value hedges. At September 30, 2019 and December 31, 2018, derivatives with a combined notional amount of $541.5 million and $441.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in AOCL, net of tax. Amounts in AOCL are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended September 30, 2019 and 2018, $0.4 million and $0.1 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense. During the nine months ended September 30, 2019 and 2018, $1.3 million and $0.2 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	September 30, 2019		December 31, 2018
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)
	(In thousands)

Interest rate swaps (fair value hedge)	$50,463	$156	$248,330	$10,593
Interest rate swaps (fair value hedge)	268,468	(13,277)	19,468	(502)
Interest rate swaps (cash flow hedge)	-	-	441,500	5,368
Interest rate swaps (cash flow hedge)	541,500	(11,695)	-	-
Interest rate swaps (non-hedge)	36,321	(6,016)	36,321	(1,737)
Total derivatives	$896,752	$(30,832)	$745,619	$13,722

(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Financial Derivatives:
Interest rate swaps (non-hedge) (1)	$(1,632)	$668	$(4,279)	$2,382
Interest rate swaps (fair value hedge) (2)	(1,262)	(153)	(2,717)	525
Net (loss) gain	$(2,894)	$515	$(6,996)	$2,907

(1)	Net gains and losses are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.
(2)

Net gains and losses recorded during the three and nine months ended September 30, 2019, are recorded as part of “Interests and fees on loans” in the Consolidated Statements of Income. Net gains and losses recorded during the three and nine months ended September 30, 2018, are recorded as part of “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2019
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$156	$-	$156	$-	$-	$156

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$30,988	$-	$30,988	$31,070	$-	$(82)

	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount

Interest rate swaps	$15,961	$-	$15,961	$-	$14,960	$1,001

				Gross Amounts Not Offset in the Consolidated Statement of Condition
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Interest rate swaps	$2,239	$-	$2,239	$-	$-	$2,239

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.    Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Company’s trusts, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. As of September 30, 2019, the Company is undergoing examination for its New York State income tax returns for 2014, 2015 and 2016 and its New York City income tax return for 2014.

Income tax provisions are summarized as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2019	2018	2019	2018
Federal:
Current	$3,578	$2,899	$9,354	$9,064
Deferred	(1,121)	(592)	(1,973)	(839)
Total federal tax provision	2,457	2,307	7,381	8,225
State and Local:
Current	1,345	33	2,518	1,722
Deferred	(1,266)	(430)	(1,804)	(598)
Total state and local tax provision	79	(397)	714	1,124

Total income tax provision	$2,536	$1,910	$8,095	$9,349

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.      Accumulated Other Comprehensive Income (Loss):

The following tables sets forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended September 30, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(3,815)	$(6,132)	$(1,658)	$989	$(10,616)

Other comprehensive income before reclassifications, net of tax	(475)	(1,664)	-	61	(2,078)

Amounts reclassified from accumulated other comprehensive income, net of tax		(282)	7	-	(275)

Net current period other comprehensive income (loss), net of tax	(475)	(1,946)	7	61	(2,353)

Ending balance, net of tax	$(4,290)	$(8,078)	$(1,651)	$1,050	$(12,969)

	For the three months ended September 30, 2018
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(16,501)	$8,027	$(4,325)	$792	$(12,007)

Other comprehensive income before reclassifications, net of tax	(3,505)	1,950	-	9	(1,546)

Amounts reclassified from accumulated other comprehensive income, net of tax	-	(80)	84	-	4

Net current period other comprehensive income (loss), net of tax	(3,505)	1,870	84	9	(1,542)

Ending balance, net of tax	$(20,006)	$9,897	$(4,241)	$801	$(13,549)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	11,349	(10,914)	-	184	619

Amounts reclassified from accumulated other comprehensive income, net of tax	10	(868)	22	-	(836)

Net current period other comprehensive income (loss), net of tax	11,359	(11,782)	22	184	(217)

Ending balance, net of tax	$(4,290)	$(8,078)	$(1,651)	$1,050	$(12,969)

	For the nine months ended September 30, 2018
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$-	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCL to Retained Earnings	(1,325)	50	(798)	-	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	-	-	-	779	779

Other comprehensive income before reclassifications, net of tax	(13,159)	9,455	-	22	(3,682)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	161	252	-	413

Net current period other comprehensive income, net of tax	(13,159)	9,616	252	22	(3,269)

Ending balance, net of tax	$(20,006)	$9,897	$(4,241)	$801	$(13,549)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended September 30, 2019

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities	$-		Net loss on sale of securities
	-		Provision for income taxes
	$-		Net of tax
Cash flow hedges:
Interest rate swaps	$409		Other interest expense
	(127)		Provision for income taxes
	$282		Net of tax
Amortization of defined benefit pension items:
Actuarial gain (losses)	$(33	)(1)	Other operating expense
Prior service credits	22	(1)	Other operating expense
	(11)		Total before tax
	4		Provision for income taxes
	$(7)		Net of tax

For the three months ended September 30, 2018

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Cash flow hedges:
Interest rate swaps	$116		Other interest expense
	(36)		Tax expense
	$80		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(132	)(1)	Other operating expense
Prior service credits	10	(1)	Other operating expense
	(122)		Total before tax
	38		Tax benefit
	$(84)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2019

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities	$(15)		Net loss on sale of securities
	5		Provision for income taxes
	$(10)		Net of tax
Cash flow hedges:
Interest rate swaps	$1,257		Other interest income
	(389)		Provision for income taxes
	$868		Net of tax
Amortization of defined benefit pension items:
Actuarial gain (losses)	$(96	)(1)	Other operating expense
Prior service credits	64	(1)	Other operating expense
	(32)		Total before tax
	10		Provision for income taxes
	$(22)		Net of tax

For the nine months ended September 30, 2018

Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Cash flow hedges:
Interest rate swaps	$(235)		Interest expense
	74		Tax benefit
	$(161)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(396	)(1)	Other operating expense
Prior service credits	28	(1)	Other operating expense
	(368)		Total before tax
	116		Tax benefit
	$(252)		Net of tax

1.

These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 (“Pension and Other Postretirement Benefit Plans”) for additional information.

15.    Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As September 30, 2019, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.500%. The CCB for the Bank at September 30, 2019 was 5.21%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$673,084	9.66%	$660,782	9.85%
Requirement to be well capitalized	348,415	5.00	335,512	5.00
Excess	324,669	4.66	325,270	4.85

Common Equity Tier I risk-based capital:
Capital level	$673,084	12.79%	$660,782	13.28%
Requirement to be well capitalized	342,103	6.50	323,386	6.50
Excess	330,981	6.29	337,396	6.78

Tier 1 risk-based capital:
Capital level	$673,084	12.79%	$660,782	13.28%
Requirement to be well capitalized	421,049	8.00	398,014	8.00
Excess	252,035	4.79	262,768	5.28

Total risk-based capital:
Capital level	$695,120	13.21%	$681,727	13.70%
Requirement to be well capitalized	526,312	10.00	497,517	10.00
Excess	168,808	3.21	184,210	3.70

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2019, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at September 30, 2019 was 5.37%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$606,844	8.71%	$586,582	8.74%
Requirement to be well capitalized	348,355	5.00	335,616	5.00
Excess	258,489	3.71	250,966	3.74

Common Equity Tier I risk-based capital:
Capital level	$564,466	10.73%	$546,230	10.98%
Requirement to be well capitalized	342,078	6.50	323,382	6.50
Excess	222,388	4.23	222,848	4.48

Tier 1 risk-based capital:
Capital level	$606,844	11.53%	$586,582	11.79%
Requirement to be well capitalized	421,019	8.00	398,008	8.00
Excess	185,825	3.53	188,574	3.79

Total risk-based capital:
Capital level	$703,879	13.37%	$682,527	13.72%
Requirement to be well capitalized	526,274	10.00	497,511	10.00
Excess	177,605	3.37	185,016	3.72

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

16.    Subsequent Events

On October 24, 2019, the Company entered into a definitive merger agreement to acquire Empire Bancorp, Inc. (“Empire”), in a transaction valued at an estimated $111.6 million, based on the Company’s closing stock price on October 24, 2019. Under the terms of the merger agreement, each share of Empire common stock will be exchanged for either 0.6548 shares of the Company’s common stock or $14.04 in cash, based upon the election of each Empire shareholder, subject to the election and proration procedures specified in the merger agreement (which provides for an aggregate split of total consideration of 50% Company common stock and 50% cash). In connection with the transaction, Empire National Bank will merge with and into Flushing Bank, with Flushing Bank as the surviving entity.

Completion of the transaction is subject to customary closing conditions, including receipt of regulatory approvals and the approval of Empire’s shareholders. The combined company at close is expected to have approximately $8.0 billion in assets, $6.3 billion in loans, $5.8 billion in deposits, and 23 branches in Queens, Brooklyn, Manhattan, and on Long Island.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

17.    New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires lessees to recognize leases on the balance sheet, makes targeted changes to lessor accounting, and enhances disclosures to include key information about leasing arrangements. An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented (the modified retrospective transition approach) or by recording a cumulative adjustment at the beginning of the period of adoption (the additional transition method). The Company adopted this standard using the additional transition method approach and elected to use the effective date, January 1, 2019, as the date of initial application. As part of the Company’s adoption of ASC 842, the Company undertook a detailed scoping exercise to identify all leasing arrangements subject to the new leasing guidance and believes that all arrangements that meet the definition of a lease under historic US GAAP will continue to meet the definition of a lease under ASC 842. Upon adoption, the Company recorded right of use assets totaling $45.4 million and operating lease liabilities totaling $54.0 million. Additionally, a deferred gain from the sale of buildings totaling $2.7 million, net of tax, was reclassified to retained earnings.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)” providing targeted improvements to the accounting for hedging activities, which is effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and changes the presentation so that all items that affect earnings are in the same income statement line as the hedged item. The Company adopted this standard January 1, 2019, as the date of initial application. As a result of adoption, fair value adjustments on qualifying fair value hedges were recorded in interest income during the three and nine months ended September 30, 2019. These adjustments were recorded in non-interest income in prior periods. See Note 12 (“Derivative Financial Instruments”) for additional information.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which replaces the current U.S. GAAP “incurred loss” approach to “expected credit losses” approach, which is referred as Current Expected Credit Losses (CECL) of measuring the financial assets measure at amortize cost, including loan receivables, held-to-maturity debt securities, off balance sheet credit exposures and certain leases recognized by a lessor. CECL introduced the concept of purchased credit-deteriorated (PCD) financial assets, in which it requires the estimate of expected credit losses embedded in the purchase price of PCD assets to be estimated and separately recognized as an allowance as of the date of acquisition. It also modifies the accounting of impairment on available-for-sale debt securities by recognizing a credit loss through an allowance for credit losses as compared to a direct write down in the current U.S. GAAP.

CECL requires consideration of broader range of information in order to update expected credit losses which includes historical experience, current conditions, and reasonable and supportable forecast that affect the collectability of the reported amount. The allowance of credit losses is an estimated account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. This is intended to provide the financial statement users a better understanding of the expected loss on financial instruments and other commitments held by an entity at each reporting date.

For public business entities that are U.S. Securities and Exchange Commission (SEC) Filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company plans to adopt this ASU beginning January 1, 2020 and will apply changes resulting from the application of the new standard, which will be reported in March 31, 2020 interim financial statements. There is no specific method disclosed by FASB for measuring expected credit losses. CECL allows institutions to apply judgment in developing estimation methods that are appropriate and practical for their circumstances.

Our CECL efforts through September 30, 2019 have involved the implementation and testing of a model including data collection and validation for use in the model and disclosures. Additionally, we have enhanced and supplemented Company policies and controls related to CECL. Certain key assumptions in our estimation of CECL are the reasonable and supportable forecast period, the historical loss period and the reversion period. We are still in the process of determining the most reasonable periods for these assumptions.  The Company has in place a steering committee to oversee the CECL implementation. The Company will be running parallel testing incorporating the functionality of the models, internal control for estimation and all other governance activities through the remainder of 2019.

CECL requires a cumulative-effect adjustment to retained earnings as the beginning of the reporting period of adoption. This adoption could have a material impact on the Company’s consolidated results of operations and financial condition. The extent of the impact is still being calculated and will depend on many factors, such as the composition of the Company’s loan portfolio, the portfolio’s credit quality and economic condition as well as our estimation of credit losses at adoption.

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

We carry a portion of our financial assets and financial liabilities under the fair value option and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Income and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 11 (“Fair Value of Financial Instruments”) of the Notes to the Consolidated Financial Statements.

During the three months ended September 30, 2019, we generated loan growth of 9% (annualized) for the quarter, driven by record C&I closings. The strong C&I production aids to the diversification of our loan portfolio, these loans are generally floating rate loans which represents 19% of our loan portfolio at September 30, 2019. The loan pipeline remained strong at $419 million at September 30, 2019.

During the three months ended September 30, 2019, the yield on interest-earning assets decreased four basis points, while the cost of interest-bearing liabilities increased four basis points from the three months ended June 30, 2019, resulting in net interest margin compression of eight basis points. The increase in the cost of interest-bearing liabilities was primarily driven by pricing pressure on our retail and municipal deposits, as competition from traditional bank and non-bank competitors remains very strong.

Credit quality remained strong at September 30, 2019, as non-accrual and non-performing loans decreased $1.4 million and $1.0 million, respectively from June 30, 2019. The quarter’s $0.7 million in provision for loan losses resulted primarily from the loan growth in the business loan portfolio. The average loan-to-value on our non-performing real estate loans at September 30, 2019 remained conservative at 34.5%.

The Bank and Company are subject to the same regulatory capital requirements. See Note 15 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

General.  Net income for the three months ended September 30, 2019 was $10.7 million, a decrease of $6.6 million, or 38.1%, compared to $17.3 million for the three months ended September 30, 2018. Diluted earnings per common share were $0.37 for the three months ended September 30, 2019, a decrease of $0.24, or 39.3%, from $0.61 for the three months ended September 30, 2018.

Return on average equity decreased to 7.6% for the three months ended September 30, 2019 from 12.9% for the three months ended September 30, 2018. Return on average assets decreased to 0.6% for the three months ended September 30, 2019 from 1.1% for the three months ended September 30, 2018.

Interest Income.  Interest and dividend income increased $3.9 million, or 6.0%, to $69.4 million for the three months ended September 30, 2019 from $65.5 million for the three months ended September 30, 2018. The increase in interest income was primarily attributable to an increase of $459.1 million in the average balance of interest-earning assets to $6,589.5 million for the three months ended September 30, 2019 from $6,130.4 million for the comparable prior year period, partially offset by a decrease of seven basis points in the yield of interest-earning assets to 4.22% for the three months ended September 30, 2019, from 4.29% in the comparable prior year period. The decrease in the yield on interest-earning assets was primarily due to  a decrease of seven basis points in the yield of total loans. The decrease of seven basis points in the yield on the total loans, net, was primarily due to decreases in prepayment penalty income and recoveries of interest from non-accrual loans of $0.2 million and $0.8 million, respectively, as compared to the comparable prior year period. Additionally, the three months ended September 30, 2019, includes the impact of net losses from fair value adjustments on qualifying hedges totaling $1.3 million compared to none for the three months ended September 30, 2018. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have increased 11 basis points to 4.40% for the three months ended September 30, 2019 from 4.29% for the three months ended September 30, 2018, primarily due to loans being both originated and repriced at higher rates.

Interest Expense.  Interest expense increased $6.5 million, or 27.0%, to $30.4 million for the three months ended September 30, 2019 from $24.0 million for the three months ended September 30, 2018. The increase in interest expense was primarily due to an increase of 31 basis points in the average cost of interest-bearing liabilities to 2.07% for the three months ended September 30, 2019 from 1.76% for the three months ended September 30, 2018 combined with an increase of $421.9 million in the average balance of interest-bearing liabilities to $5,877.7 million for the three months ended September 30, 2019 from $5,455.9 million for the comparable prior year period. The 31 basis point increase in the cost of interest-bearing liabilities was primarily due to increases in borrowing costs and in the rates we pay on some of our deposit products to stay competitive within our market.

Net Interest Income. Net interest income for the three months ended September 30, 2019 was $38.9 million, a decrease of $2.6 million, or 6.2%, from $41.5 million for the three months ended September 30, 2018. The decrease in net interest income was primarily due to the 31 basis point increase in the cost of interest-bearing liabilities to 2.07% for the three months ended September 30, 2019 from 1.76% for the comparable prior year period, combined with a decrease of seven basis points in the yield of interest-earning assets to 4.22% for the three months ended September 30, 2019 as compared to 4.29% for the three months ended September 30, 2018. The net effect of the above on both the net interest spread and net interest margin were decreases of 38 basis points to 2.15% and 35 basis points to 2.37%, respectively, for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. Included in net interest income was prepayment penalty income from loans and securities totaling $1.7 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, recovered interest from non-accrual loans totaling $0.3 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and net losses from fair value adjustments on qualifying hedges totaling $1.3 million for three months ended September 30, 2019. Excluding prepayment penalty income, recovered interest, and net losses from fair value adjustment on qualifying hedges, the net interest margin for the three months ended September 30, 2019 was 2.33%, a decrease of 20 basis points, from to 2.53% for the three months ended September 30, 2018.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

Provision for Loan Losses.  During the three months ended September 30, 2019, a provision for loan losses was recorded for $0.7 million, compared to none for the three months ended September 30, 2018. The provision was primarily the result of growth in the commercial business loan portfolio. During the three months ended September 30, 2019, the Bank recorded net charge-offs totaling $0.2 million, while non-accrual loans decreased $2.0 million to $14.3 million from $16.3 million at December 31, 2018. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 34.5% at September 30, 2019. The Bank continues to maintain conservative underwriting standards. See “Allowance for Loan Losses” below and Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the three months ended September 30, 2019 was $1.0 million, a decrease of $3.9 million, or 79.0%, from $5.0 million for the three months ended September 30, 2018. The decrease in non-interest income was primarily due to a decrease of $2.2 million from life insurance proceeds as compared to the three months ended September 30, 2018, combined with an increase of $2.0 million in net losses from fair value adjustments. These decreases in non-interest income were partially offset by a gain on sale of loans for $0.2 million during the three months ended September 30, 2019.

Non-Interest Expense. Non-interest expense was $26.0 million for the three months ended September 30, 2019, a decrease of $1.2 million, or 4.4%, from $27.2 million for the three months ended September 30, 2018. The decrease was primarily due to a reduction in FDIC insurance expense during the three months ended September 30, 2019, resulting from the FDIC small business assessment credit.

Income before Income Taxes.  Income before the provision for income taxes decreased $6.0 million, or 31.1%, to $13.3 million for the three months ended September 30, 2019 from $19.2 million for the three months ended September 30, 2018 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $2.5 million for the three months ended September 30, 2019, an increase of $0.6 million, or 32.8%, from $1.9 million for the three months ended September 30, 2018. The increase was primarily due to an increase in the effective tax rate to 19.1% for the three months ended September 30, 2019 from 9.9% in the comparable prior year period.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

General.  Net income for the nine months ended September 30, 2019 was $28.3 million, a decrease of $14.3 million, or 33.6%, compared to $42.7 million for the nine months ended September 30, 2018. Diluted earnings per common share were $0.99 for the nine months ended September 30, 2019, a decrease of $0.49, or 33.1%, from $1.48 for the nine months ended September 30, 2018.

Return on average equity decreased to 6.8% for the nine months ended September 30, 2019 from 10.7% for the nine months ended September 30, 2018. Return on average assets decreased to 0.5% for the nine months ended September 30, 2019 from 0.9% for the nine months ended September 30, 2018.

Interest Income.  Interest and dividend income increased $19.2 million, or 10.1%, to $208.8 million for the nine months ended September 30, 2019 from $189.6 million for the nine months ended September 30, 2018. The increase in interest income was primarily attributable to an increase of $413.6 million in the average balance of interest-earning assets to $6,550.5 million for the nine months ended September 30, 2019 from $6,136.9 million for the comparable prior year period, combined with an increase of 13 basis points in the yield of interest-earning assets to 4.26% for the nine months ended September 30, 2019 from 4.13% in the comparable prior year period. The increase in the yield on interest-earning assets was primarily due to an increase of $309.4 million in the average balance of total loans, net, which have a higher yield than the yield of total interest-earning assets and an improvement of 12 basis points in the yield of total loans, net, for the nine months ended September 30, 2019 from the comparable prior year period. The increase of 12 basis points in the yield on the total loans, net, was primarily due to loans being both originated and repriced at higher rates compared to nine months ended September 30, 2018. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have increased 22 basis points to 4.42% for the nine months ended September 30, 2019 from 4.20% for the nine months ended September 30, 2018.

Interest Expense.  Interest expense increased $25.2 million, or 40.2%, to $88.0 million for the nine months ended September 30, 2019, from $62.8 million for the nine months ended September 30, 2018. The increase in interest expense was primarily due to an increase of 48 basis points in the average cost of interest-bearing liabilities to 2.01% for the nine months ended September 30, 2019, from 1.53% for the nine months ended September 30, 2018, combined with an increase of $366.9 million in the average balance of interest-bearing liabilities to $5,838.3 million for the nine months ended September 30, 2019, from $5,471.4 million for the comparable prior year period. The 48 basis point increase in the cost of interest-bearing liabilities was primarily due to increases in borrowing costs and in the rates we pay on some of our deposit products to stay competitive within our market.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

Net Interest Income.  For the nine months ended September 30, 2019, net interest income was $120.8 million, a decrease of $6.0 million, or 4.7%, from $126.8 million for the nine months ended September 30, 2018. The decrease in net interest income was primarily due to the 48 basis point increase in the cost of interest-bearing liabilities to 2.01% for the nine months ended September 30, 2019, from 1.53% for the comparable prior year period, partially offset by an increase of 13 basis points in the yield of interest-earning assets to 4.26% for the nine months ended September 30, 2019, as compared to 4.13% for the nine months ended September 30, 2018. The net effect of the above on both the net interest spread and net interest margin were decreases of 35 basis points to 2.25% and 30 basis points to 2.47%, respectively, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Included in net interest income was prepayment penalty income from loans and securities totaling $3.6 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively, recovered interest from non-accrual loans totaling $1.5 million for each of the nine months ended September 30, 2019 and 2018 and net losses from fair value adjustments on qualifying hedges totaling $2.7 million for nine months ended September 30, 2019. Excluding prepayment penalty income, recovered interest and net losses from fair value adjustment on qualifying hedges, the net interest margin for the nine months ended September 30, 2019 was 2.42%, a decrease of 22 basis points, as compared to 2.64% for the nine months ended September 30, 2018.

Provision for Loan Losses.  During the nine months ended September 30, 2019, a provision for loan losses was recorded for $3.1 million, compared to $0.2 million for the nine months ended September 30, 2018. The provision was primarily the result of one commercial business loan relationship being charged-off and growth in the business loan portfolio. During the nine months ended September 30, 2019, the Bank recorded net charge-offs totaling $2.0 million, while non-accrual loans decreased $2.0 million to $14.3 million from $16.3 million at December 31, 2018. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 34.5% at September 30, 2019. The Bank continues to maintain conservative underwriting standards. See “Allowance for Loan Losses” below and Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2019 was $4.4 million, a decrease of $6.9 million, or 60.8%, from $11.3 million for the nine months ended September 30, 2018. The decrease in non-interest income was primarily due to an increase of $5.6 million in net losses from fair value adjustments, combined with a decrease of $3.0 million in life insurance proceeds as compared to the nine months ended September 30, 2018. These decreases in non-interest income were partially offset by a gain on sale of asset and loans totaling $0.8 million and $0.4 million, respectively, and the recording of a $0.5 million capital gain from the redemption of $1.2 million in assets held in a rabbi trust during the nine months ended September 30, 2019.

Non-Interest Expense.  Non-interest expense was $85.6 million for the nine months ended September 30, 2019, a decrease of $0.3 million, or 0.4%, from $85.9 million for the nine months ended September 30, 2018. The decrease was primarily due to a reduction in FDIC insurance expense during the nine months ended September 30, 2019, resulting from the FDIC small business assessment credit and reductions in other operating expenses, partially offset by accelerated vesting of restricted stock awards upon an employee’s death totaling $0.5 million and increases in salaries and benefits, occupancy and equipment and depreciation expenses due to the growth of the Bank.

Income before Income Taxes.  Income before the provision for income taxes decreased $15.6 million, or 29.9%, to $36.4 million for the nine months ended September 30, 2019 from $52.0 million for the nine months ended September 30, 2018 for the reasons discussed above.

Provision for Income Taxes.  The provision for income taxes was $8.1 million for the nine months ended September 30, 2019, a decrease of $1.3 million, or 13.4%, from $9.3 million for the nine months ended September 30, 2018. The decrease was primarily due to a reduction in income before income taxes partially offset by an increase in the effective tax rate to 22.2% for the nine months ended September 30, 2019 from 18.0% in the comparable prior year period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets.  Total assets at September 30, 2019 were $7,110.9 million, an increase of $276.7 million, or 4.0%, from $6,834.2 million at December 31, 2018. Total loans, net increased $213.2 million, or 3.9%, during the nine months ended September 30, 2019, to $5,743.7 million from $5,530.5 million at December 31, 2018. Loan originations and purchases were $892.6 million for the nine months ended September 30, 2019, a decrease of $13.5 million, or 1.5%, from $906.1 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline increased to $418.9 million at September 30, 2019, compared to $196.6 million at December 31, 2018.

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2019	2018	2019	2018
Multi-family residential (1)	$60,454	$102,484	143,297	$254,637
Commercial real estate (2)	66,648	38,569	123,289	175,013
One-to-four family – mixed-use property (3)	18,167	16,870	47,475	45,232
One-to-four family – residential (4)	7,421	11,362	19,191	35,304
Co-operative appartments	1,817	-	2,117	1,500
Construction (5)	5,761	6,008	30,377	30,627
Small Business Administration	121	344	2,705	2,539
Commercial business and other (6)	237,754	133,188	524,113	361,207
Total	$398,143	$308,825	$892,564	$906,059

1.	Includes purchases of $50.2 million and $64.3 million for the three and nine months ended September 30, 2018, respectively.
2.	Includes purchases of $6.6 million and $12.4 million for three and nine months ended September 30, 2018, respectively.
3.	Includes purchases of $0.7 million for nine months ended September 30, 2018.
4.	Includes purchases of $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively.
5.	Includes purchases of $0.9 million and $16.9 million for the three and nine months ended September 30, 2019, respectively.
6.

Includes purchases of $77.3 million and $67.8 million for the three months ended September 30, 2019 and 2018, respectively. Includes purchases of $176.8 million and $156.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended September 30, 2019 had an average loan-to-value ratio of 40.0% and an average debt coverage ratio of 191%.

The Bank’s non-performing assets totaled $15.0 million at September 30, 2019, a decrease of $1.3 million, or 8.0%, from $16.3 million at December 31, 2018. Total non-performing assets as a percentage of total assets were 0.21% at September 30, 2019 compared to 0.24% at December 31, 2018. The ratio of allowance for loan losses to total non-performing loans was 149.85% at September 30, 2019 and 128.87% at December 31, 2018.

During the nine months ended September 30, 2019, mortgage-backed securities including held-to-maturity increased $21.0 million, or 3.7%, to $586.9 million from $565.9 million at December 31, 2018. The increase in mortgage-backed securities during the nine months ended September 30, 2019 was primarily due to purchase of securities totaling $123.5 million and an increase in the fair value of $12.8 million, partially offset by sales of securities totaling $26.4 million at an average yield of 3.10% and, partially offset by principal repayments of $88.2 million.

During the nine months ended September 30, 2019, other securities, including held-to-maturity, increased $9.8 million, or 3.4%, to $298.6 million from $288.8 million at December 31, 2018. The increase in other securities during the nine months ended September 30, 2019, was primarily due to purchases totaling $47.9 million at an average yield of 3.78% and an increase in fair value of $2.5 million, partially offset by calls and maturities of municipals securities totaling $39.1 million and $1.6 million, respectively. At September 30, 2019 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

Liabilities.  Total liabilities were $6,542.5 million at September 30, 2019, an increase of $257.8 million, or 4.1%, from $6,284.7 million at December 31, 2018. During the nine months ended September 30, 2019, due to depositors decreased $3.4 million, or 0.1%, to $4,912.5 million due to a decrease of $56.9 million in certificates of deposit, partially offset by an increase of $53.5 million in non-maturity deposits. Included in deposits were brokered deposits totaling $417.9 million, an increase of $116.2 million from $301.7 million at December 31, 2018. The increase in non-maturity deposits was due to  increases of $160.8 million and $8.0 million in Now accounts and demand deposits, respectively, partially offset by decreases of $98.8 million and $16.5 million in money market accounts and savings accounts, respectively. Borrowed funds increased $171.6 million during the nine months ended September 30, 2019. The increase in borrowed funds was primarily due to an increase in FHLB-NY short-term borrowings.

Equity. Total stockholders’ equity increased $18.9 million, or 3.4%, to $568.4 million at September 30, 2019 from $549.5 million at December 31, 2018. Stockholders’ equity increased primarily due to net income of $28.3 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $7.0 million. These increases were partially offset by the purchase of 40,000 treasury shares at an average cost of $19.28 per share, totaling $0.8 million and the declaration and payment of dividends on the Company’s common stock of $0.63 per common share totaling $18.1 million. Book value per common share was $20.19 at September 30, 2019 compared to $19.64 at December 31, 2018.

Cash flow. During the nine months ended September 30, 2019, funds provided by the Company's operating activities amounted to $52.3 million. These funds, combined with $162.0 million from financing activities and $118.6 million available from the beginning of the period were utilized to fund $245.9 million used in investing activities. The Company's primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the nine months ended September 30, 2019, the net total of loan originations and purchases less loan repayments and sales was $196.2 million. During the nine months ended September 30, 2019, the Company also funded $141.8 million in purchases of securities available for sale, $30.0 million in purchases of securities held-to-maturity and $25.0 million in purchases of BOLI. During the nine months ended September 30, 2019, funds were provided by increases of $13.3 million, $115.8 million and $185.0 million in total deposits, net short-term borrowing and proceeds from long-term borrowings, respectively. The funds were used to repay $131.3 million in long-term borrowings. The Company also used funds of $18.1 million for dividend payments during the nine months ended September 30, 2019.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2019. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2019, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of September 30, 2019:

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2019				2018
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,598,898	$50,462	4.39%		$4,467,349	$49,612	4.44%
Other loans, net	1,046,605	12,363	4.72		812,823	10,046	4.94
Total loans, net (1) (2)	5,645,503	62,825	4.45		5,280,172	59,658	4.52
Taxable securities:
Mortgage-backed securities	574,756	3,765	2.62		542,192	3,800	2.80
Other securities	244,757	1,982	3.24		123,174	928	3.01
Total taxable securities	819,513	5,747	2.81		665,366	4,728	2.84
Tax-exempt securities: (3)
Other securities	65,709	706	4.30		123,472	1,078	3.49
Total tax-exempt securities	65,709	706	4.30		123,472	1,078	3.49
Interest-earning deposits and
federal funds sold	58,773	259	1.76		61,412	248	1.62
Total interest-earning assets	6,589,498	69,537	4.22		6,130,422	65,712	4.29
Other assets	382,905				316,118
Total assets	$6,972,403				$6,446,540

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$194,736	344	0.71		$219,749	304	0.55
NOW accounts	1,347,145	5,654	1.68		1,336,873	4,416	1.32
Money market accounts	1,306,634	6,859	2.10		1,169,130	5,126	1.75
Certificate of deposit accounts	1,573,535	9,321	2.37		1,487,366	7,453	2.00
Total due to depositors	4,422,050	22,178	2.01		4,213,118	17,299	1.64
Mortgagors' escrow accounts	60,084	66	0.44		57,573	126	0.88
Total deposits	4,482,134	22,244	1.99		4,270,691	17,425	1.63
Borrowed funds	1,395,606	8,196	2.35		1,185,176	6,540	2.21
Total interest-bearing liabilities	5,877,740	30,440	2.07		5,455,867	23,965	1.76
Non interest-bearing deposits	400,762				380,825
Other liabilities	129,646				73,432
Total liabilities	6,408,148				5,910,124
Equity	564,255				536,416
Total liabilities and equity	$6,972,403				$6,446,540

Net interest income /
net interest rate spread (tax equivalent) (3)		$39,097	2.15%			$41,747	2.53%

Net interest-earning assets /
net interest margin(tax equivalent)	$711,758		2.37%		$674,555		2.72%

Ratio of interest-earning assets to
interest-bearing liabilities			1.12	X			1.12	X

1.

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.9 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively.

2.	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $1.3 million and none for three months ended September 30, 2019 and 2018, respectively.
3.	Interest and yields are presented on tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $148,000 and $226,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

	For the nine months ended September 30,
	2019				2018
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,602,896	$151,513	4.39%		$4,473,422	$143,397	4.27%
Other loans, net	982,549	35,915	4.87		802,617	28,600	4.75
Total loans, net (1) (2)	5,585,445	187,428	4.47		5,276,039	171,997	4.35
Taxable securities:
Mortgage-backed securities	578,020	12,238	2.82		533,394	11,061	2.76
Other securities	243,071	6,328	3.47		125,589	3,072	3.26
Total taxable securities	821,091	18,566	3.01		658,983	14,133	2.86
Tax-exempt securities: (3)
Other securities	60,010	1,895	4.21		123,882	3,243	3.49
Total tax-exempt securities	60,010	1,895	4.21		123,882	3,243	3.49
Interest-earning deposits and
federal funds sold	83,963	1,286	2.04		77,983	873	1.49
Total interest-earning assets	6,550,509	209,175	4.26		6,136,887	190,246	4.13
Other assets	360,568				308,210
Total assets	$6,911,077				$6,445,097

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$200,246	1,053	0.70		$240,234	978	0.54
NOW accounts	1,458,801	18,326	1.67		1,439,997	10,928	1.01
Money market accounts	1,340,841	20,654	2.05		1,102,374	12,184	1.47
Certificate of deposit accounts	1,537,981	26,326	2.28		1,450,885	20,034	1.84
Total due to depositors	4,537,869	66,359	1.95		4,233,490	44,124	1.39
Mortgagors' escrow accounts	68,678	181	0.35		64,620	199	0.41
Total deposits	4,606,547	66,540	1.93		4,298,110	44,323	1.37
Borrowed funds	1,231,760	21,476	2.32		1,173,272	18,472	2.10
Total interest-bearing liabilities	5,838,307	88,016	2.01		5,471,382	62,795	1.53
Non interest-bearing deposits	398,085				372,257
Other liabilities	115,476				68,857
Total liabilities	6,351,868				5,912,496
Equity	559,209				532,601
Total liabilities and equity	$6,911,077				$6,445,097

Net interest income /
net interest rate spread (tax equivalent) (3)		$121,159	2.25%			$127,451	2.60%

Net interest-earning assets /
net interest margin(tax equivalent)	$712,202		2.47%		$665,505		2.77%

Ratio of interest-earning assets to
interest-bearing liabilities			1.12	X			1.12	X

1.

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.7 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

2.	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $2.7 million and none for nine months ended September 30, 2019 and 2018, respectively.
3.	Interest and yields are presented on tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $398,000 and $681,000, respectively.

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

	For the nine months ended September 30,
(In thousands)	2019	2018

Mortgage Loans

At beginning of period	$4,638,784	$4,401,950

Mortgage loans originated:
Multi-family residential	143,297	190,315
Commercial real estate	123,289	162,598
One-to-four family – mixed-use property	47,475	44,547
One-to-four family – residential	19,191	34,046
Co-operative apartments	2,117	1,500
Construction	13,483	30,627
Total mortgage loans originated	348,852	463,633

Mortgage loans purchased:
Multi-family residential	-	64,322
Commercial real estate	-	12,415
One-to-four family – mixed-use property	-	685
One-to-four family – residential	-	1,258
Construction	16,894	-
Total mortgage loans purchased	16,894	78,680

Less:
Principal and other reductions	366,197	436,674
Loans transferred to OREO	239	638
Sales	1,353	8,739

At end of period	$4,636,741	$4,498,212

Non-Mortgage Loans

At beginning of period	$897,512	$758,286

Other loans originated:
Small Business Administration	2,705	2,539
Commercial business	345,895	203,262
Other	1,409	1,433
Total other loans originated	350,009	207,234

Other loans purchased:
Commercial business	176,809	156,513
Total other loans purchased	176,809	156,513

Less:
Principal and other reductions	305,458	250,143
Sales	5,213	5,266

At end of period	$1,113,659	$866,624

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2019	2019	2018
Accrual Status:
Multi-family residential	$1,883	$1,894	$1,916
One-to-four family - mixed-use property	1,497	1,660	1,692
One-to-four family - residential	536	542	552
Commercial business and other	-	-	279
Total	3,916	4,096	4,439

Non-Accrual Status:
Commercial business and other	951	-	-
Taxi medallion	2,161	2,193	3,926
Total	3,112	2,193	3,926

Total performing troubled debt restructured	$7,028	$6,289	$8,365

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2019	2019	2018
Loans 90 days or more past due
and still accruing:
Multi-family residential	$445	$-	$-
Commercial business and other	-	-	-
Total	445	-	-

Non-accrual loans:
Multi-family residential	3,132	2,008	2,410
Commercial real estate	872	1,488	1,379
One-to-four family - mixed-use property	683	1,752	928
One-to-four family - residential	5,050	5,411	6,144
Construction	-	-	-
Small business administration	1,151	1,224	1,267
Taxi medallion (1)	1,352	1,361	613
Commercial business and other (1)	2,020	2,458	3,512
Total	14,260	15,702	16,253

Total non-performing loans	14,705	15,702	16,253

Other non-performing assets:
Real estate acquired through foreclosure	239	239	-
Other assets acquired through foreclosure	35	35	35
Total	274	274	35

Total non-performing assets	$14,979	$15,976	$16,288

Non-performing assets to total assets	0.21%	0.23%	0.24%
Allowance for loan losses to non-performing loans	149.85%	136.99%	128.87%

1.

Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $2.2 million, $2.2 million and $3.9 million at September 30, 2019,  June 30, 2019 and December 31, 2018, respectively and non-accrual performing TDR commercial business loans totaling $1.0 million at September 30, 2019.

Included in non-performing loans were five loans totaling $1.0 million at September 30, 2019 , six loans totaling $1.6 million at June 30, 2019 and two loans totaling $1.8 million at December 31, 2018, all of which were restructured as TDR and not performing in accordance with restructured terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2019 and December 31, 2018. The Company had classified OREO and other assets acquired through foreclosure totaling $0.3 million and $35,000 at September 30, 2019 and December 31, 2018, respectively. The Company did not hold any criticized or classified investment securities at September 30, 2019 and December 31, 2018. Our total Criticized and Classified assets were $48.8 million at September 30, 2019, a decrease of $4.3 million from $53.1 million at December 31, 2018.

On a quarterly basis, all non-accrual collateral dependent loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals. The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property, except for taxi medallion loans. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length transaction. When there is no recent sale activity, the fair value is calculated using the income approach. All taxi medallion loans are classified and impaired. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. At September 30 2019, the current average loan-to-value ratio on our collateral dependent loans reviewed for impairment was 47.0%.

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

As described in Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements, during the second quarter of 2019, the Company revised its ALLL methodology to further segregate the commercial business and other portfolio into two separate categories. During the nine months ended September 30, 2019, the portion of the ALLL related to the loss history increased due to an increase in charge-offs and growth in the loan portfolio and the portion of the ALLL related to qualitative factors increased due to growth in the loan portfolio. The impact from the above resulted in the ALLL totaling $22.0 million, an increase of $1.1 million or 5.2%, from December 31, 2018. Based upon the ALLL methodology and review of the loan portfolio, management concluded a charge to earnings totaling $3.1 million for the nine months ended September 30, 2019, to increase the ALLL was warranted. The ALLL represented 0.38% of gross loans outstanding at each of September 30, 2019 and December 31, 2018. The ALLL represented 149.8% of non-performing loans at September 30, 2019 compared to 128.9% at December 31, 2018.

 Management recommends to the Board of Directors the amount of the ALLL quarterly. The Board of Directors approves the ALLL.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

 Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	At or for the nine months ended September 30,
(Dollars in thousands)	2019	2018

Balance at beginning of period	$20,945	$20,351

Provision for loan losses	3,129	153

Loans charged-off:
Multi-family residential	(190)	(99)
One-to-four family – residential	(113)	(3)
One-to-four family – mixed-use property	(1)	(1)
Small Business Administration	-	(196)
Taxi medallion	-	(393)
Commercial business and other	(2,379)	(29)
Total loans charged-off	(2,683)	(721)

Recoveries:
Multi-family residential	30	2
Commercial real estate	7	-
One-to-four family – mixed-use property	228	118
One-to-four family – residential	10	371
Small Business Administration	52	25
Taxi medallion	134	-
Commercial business and other	183	10
Total recoveries	644	526

Net charge-offs	(2,039)	(195)

Balance at end of period	$22,035	$20,309

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.05%	-%
Ratio of allowance for loan losses to gross loans at end of period	0.38%	0.38%
Ratio of allowance for loan losses to non-performing
assets at end of period	147.11%	160.17%
Ratio of allowance for loan losses to non-performing
loans at end of period	149.85%	160.62%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2019:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2019	-	$-	-	467,211
August 1 to August 31, 2019	40,000	19.28	40,000	427,211
September 1 to September 30, 2019	-	-	-	427,211
Total	40,000	-	40,000

During the quarter ended September 30, 2019, the Company repurchased 40,000 shares of the Company’s common stock at an average cost of $19.28 per share. On September 30, 2019, 427,211 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Flushing Financial Corporation,

Dated: November 6, 2019	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 6, 2019	By: /s/Susan K. Cullen
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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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