Form 10-K
period 2019-12-31
FLUSHING FINANCIAL CORP
filed 2020-03-02
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes    X        No

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $595,468,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $22.20.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2020 was 28,339,492 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2020 are incorporated herein by reference in Part III.

i

Item 1A. Risk Factors	42
Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	42
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	43
Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	43
Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited	43
The Markets in Which We Operate Are Highly Competitive	44
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	44
Changes in Laws and Regulations Could Adversely Affect Our Business	45
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	45
A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	46
We May Experience Increased Delays in Foreclosure Proceedings	47
Our Inability to Hire or Retain Key Personnel Could Adversely Affect Our Business.	47
We Are Not Required to Pay Dividends on Our Common Stock.	47
Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital	48
We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets	48
Uncertainty about the future of LIBOR may adversely affect our business	48
Integrating Empire into the Company’s operations may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized	48
The Company may be unable to retain the Company’s and/or Empire personnel after the merger is completed	49
Item 1B. Unresolved Staff Comments	49
Item 2. Properties	49
Item 3. Legal Proceedings	49
Item 4. Mine Safety Disclosures	49
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Stock Performance Graph	51
Item 6. Selected Financial Data	52
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
General	53
Overview	54
Management Strategy	54
Trends and Contingencies	57
Interest Rate Sensitivity Analysis	58
Interest Rate Risk	60
Analysis of Net Interest Income	60
Rate/Volume Analysis	62
Comparison of Operating Results for the Years Ended December 31, 2019 and 2018	64
Comparison of Operating Results for the Years Ended December 31, 2018 and 2017	64
Liquidity, Regulatory Capital and Capital Resources	65
Critical Accounting Policies	67
Contractual Obligations	69
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	70
Item 8. Financial Statements and Supplementary Data	71
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	136

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2019, the Company had total assets of $7.0 billion, deposits of $5.1 billion and stockholders’ equity of $579.7 million.

On October 24, 2019, the Company entered into a definitive merger agreement to acquire Empire Bancorp, Inc. (“Empire”), in a transaction valued at an estimated $111.6 million, based on the Company’s closing stock price on October 24, 2019. Under the terms of the merger agreement, each share of Empire common stock will be exchanged for either 0.6548 shares of the Company’s common stock or $14.04 in cash, based upon the election of each Empire shareholder, subject to the election and proration procedures specified in the merger agreement (which provides for an aggregate split of total consideration of 50% Company common stock and 50% cash). In connection with the transaction, Empire National Bank (“Empire Bank”), a wholly-owned subsidiary of Empire, will merge with and into Flushing Bank, with Flushing Bank as the surviving entity.

Completion of the transaction is subject to customary closing conditions, including receipt of regulatory approvals and the approval of Empire’s shareholders. The combined company at close is expected to have approximately $8.0 billion in assets, $6.3 billion in loans, $5.8 billion in deposits, and 24 branches in Queens, Brooklyn, Manhattan, and on Long Island.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2019, we had gross loans outstanding of $5,756.9 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $4,677.7 million, or 81.3% of gross loans, and non-mortgage loans totaling $1,079.2 million, or 18.7% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which totaled 76.7% of gross loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by changes in interest rates as well as national and local economic conditions, including the strength of the local economy. According to the New York Department of Labor, the unemployment rate for the New York City region improved to 3.2% at December 2019 from 4.0% at December 2018. In this economic environment, we continued to experience improvements in our non-performing loans. Non-performing loans totaled $13.3 million, $16.3 million and $18.1 million at December 31, 2019, 2018 and 2017, respectively. We had net charge-offs of impaired loans in 2019 totaling $2.0 million compared to net recoveries of $19,000 for the year ended December 31, 2018 and net charge-offs of $11.7 million for the year ended December 31, 2017. Our operating results are also affected by extensions, renewals, modifications and restructuring of loans in our loan portfolio. All extensions, renewals, restructurings and modifications must be approved by either the Board of Directors of the Bank (the “Bank Board of Directors”) or its Loan Committee (the “Loan Committee”).

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

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office is in Uniondale, New York, located in Nassau County. At December 31, 2019, the Bank operated 20 full-service offices and the Internet Branch. We have offices located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. We also maintain our executive offices in Uniondale in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

We face intense competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 116 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2019, in these counties was approximately 0.36% of the total deposits of these FDIC insured competing financial institutions, and we are the 23rd largest financial institution. 1 In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize.

In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers and other business sources. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans and other consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2019, we had gross loans outstanding of $5,756.9 million (before the allowance for loan losses and net deferred costs).

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

1 Per June 2019 FDIC Summary of Deposits for the New York State Counties of New York, Kings, Queens and Nassau

Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential property mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and may expose the lender to a greater risk of credit loss than one-to-four family residential property mortgage loans. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio. See “General – Overview” in this Item 1 of this Annual Report..

Our loan portfolio consists of adjustable rate (“ARM”) and fixed-rate loans. Interest rates we charge on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by our competitors and the creditworthiness of the borrower. Many of those factors are, in turn, affected by local and national economic conditions, and the fiscal, monetary and tax policies of the federal, state and local governments.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,238,591	38.88%	$2,269,048	41.00%	$2,273,595	44.08%	$2,178,504	45.21%	$2,055,228	46.98%
Commercial real estate	1,582,008	27.48	1,542,547	27.86	1,368,112	26.51	1,246,132	25.86	1,001,236	22.90
One-to-four family - mixed-use property	592,471	10.29	577,741	10.44	564,206	10.93	558,502	11.59	573,043	13.11
One-to-four family - residential (1)	188,216	3.27	190,350	3.44	180,663	3.50	185,767	3.85	187,838	4.30
Co-operative apartment (2)	8,663	0.15	8,498	0.15	6,895	0.13	7,418	0.15	8,285	0.19
Construction	67,754	1.18	50,600	0.91	8,479	0.16	11,495	0.24	7,284	0.17
Gross mortgage loans	4,677,703	81.25	4,638,784	83.80	4,401,950	85.31	4,187,818	86.90	3,832,914	87.65

Non-mortgage loans:
Small Business Administration	14,445	0.25	15,210	0.27	18,479	0.36	15,198	0.32	12,194	0.28
Taxi medallion	3,309	0.06	4,539	0.08	6,834	0.13	18,996	0.39	20,881	0.48
Commercial business and other	1,061,478	18.44	877,763	15.85	732,973	14.20	597,122	12.39	506,622	11.59
Gross non-mortgage loans	1,079,232	18.75	897,512	16.20	758,286	14.69	631,316	13.10	539,697	12.35
Gross loans	5,756,935	100.00%	5,536,296	100.00%	5,160,236	100.00%	4,819,134	100.00%	4,372,611	100.00%

Unearned loan fees and deferred costs, net	15,271		15,188		16,763		16,559		15,368
Less: Allowance for loan losses	(21,751)		(20,945)		(20,351)		(22,229)		(21,535)
Loans, net	$5,750,455		$5,530,539		$5,156,648		$4,813,464		$4,366,444
(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2019, gross home equity loans totaled $35.4 million and condominium loans totaled $22.6 million.
(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2019	2018	2017

Mortgage Loans
At beginning of year	$4,638,784	$4,401,950	$4,187,818
Mortgage loans originated:
Multi-family residential	245,775	275,409	318,903
Commercial real estate	178,336	240,755	212,130
One-to-four family mixed-use property	66,128	73,471	65,247
One-to-four family residential	25,024	41,402	26,168
Co-operative apartment	2,117	2,448	332
Construction	16,153	36,155	7,847
Total mortgage loans originated	533,533	669,640	630,627

Mortgage loans purchased:
Multi-family residential	1,832	64,323	54,609
Commercial real estate	—	30,030	25,927
One-to-four family mixed-use property	—	685	—
One-to-four family residential	—	1,258	—
Construction	17,766	3,440	—
Total mortgage loans purchased	19,598	99,736	80,536

Less:
Principal reductions	505,099	523,064	445,561
Loans transferred to loans held for sale	—	—	30,565
Mortgage loan sales	8,482	8,737	19,993
Charge-offs	392	103	912
Loans transferred to OREO	239	638	—
At end of year	$4,677,703	$4,638,784	$4,401,950

Non-mortgage loans
At beginning of year	$897,512	$758,286	$631,316
Loans originated:
Small Business Administration	3,426	3,843	11,559
Commercial business	402,127	280,704	198,476
Other	1,992	1,920	2,352
Total other loans originated	407,545	286,467	212,387

Non-mortgage loans purchased:
Commercial business	201,624	194,948	115,920
Total non-mortgage loans purchased	201,624	194,948	115,920

Less:
Non-mortgage loan sales	5,213	5,266	4,842
Principal reductions	419,850	336,094	184,935
Charge-offs	2,386	829	11,560
At end of year	$1,079,232	$897,512	$758,286

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2019. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
			One-to-four
			family	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family	Co-operative		Small Business	Taxi	business
(In thousands)	residential	real estate	property	residential	apartment	Construction	Administration	Medallion	and other	Total loans

Amounts due within one year	$218,044	$232,764	$35,211	$7,161	$254	$23,512	$1,688	$3,243	$348,296	$870,173
Amounts due after one year:
One to two years	206,233	174,544	34,775	7,264	266	6,201	1,037	66	200,650	631,036
Two to three years	205,552	161,739	35,470	7,497	273	6,528	1,063	—	166,150	584,272
Three to five years	182,402	146,435	35,252	7,833	285	6,872	1,104	—	124,216	504,399
Over five years	1,426,360	866,526	451,763	158,461	7,585	24,641	9,553	—	222,166	3,167,055
Total due after one year	2,020,547	1,349,244	557,260	181,055	8,409	44,242	12,757	66	713,182	4,886,762
Total amounts due	$2,238,591	$1,582,008	$592,471	$188,216	$8,663	$67,754	$14,445	$3,309	$1,061,478	$5,756,935

Sensitivity of loans to changes in interest rates - loans due after one year :
Fixed rate loans	$295,821	$58,494	$148,818	$26,227	$603	$—	$1,239	$66	$326,080	$857,348
Adjustable rate loans	1,724,726	1,290,750	408,442	154,828	7,806	44,242	11,518	—	387,102	4,029,414
Total loans due after one year	$2,020,547	$1,349,244	$557,260	$181,055	$8,409	$44,242	$12,757	$66	$713,182	$4,886,762

Multi-Family Residential Lending. Loans secured by multi-family residential properties were $2,238.6 million, or 38.88% of gross loans at December 31, 2019. Our multi-family residential mortgage loans had an average principal balance of $1.0 million at December 31, 2019, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $31.2 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2019, $1,892.7 million, or 84.55%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $206.2 million, $281.8 million and $298.5 million during 2019, 2018 and 2017, respectively.

At December 31, 2019, $345.9 million, or 15.45%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $41.4 million, $57.9 million and $75.0 million of fixed-rate multi-family mortgage loans in 2019, 2018 and 2017, respectively.

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,582.0 million, or 27.48% of gross loans, at December 31, 2019. Our commercial real estate mortgage loans are secured by properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers and warehouses. At December 31, 2019, our commercial real estate mortgage loans had an average principal balance of $2.1 million and the largest of such loans, which is secured by a multi-tenant shopping center, had a principal balance of $41.4 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $10.0 million.

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

At December 31, 2019, $1,444.2 million, or 91.29%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $158.0 million, $243.6 million and $219.6 million during 2019, 2018 and 2017, respectively.

At December 31, 2019, $137.8 million, or 8.71%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $20.3 million, $27.2 million and $18.5 million of fixed-rate commercial mortgage loans in 2019, 2018 and 2017, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $592.5 million, or 10.29% of gross loans, at December 31, 2019.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2019, $426.6 million, or 72.01%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $22.4 million, $34.5 million and $47.9 million during 2019, 2018 and 2017, respectively.

At December 31, 2019, $165.8 million, or 27.99%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $43.8 million, $39.7 million and $17.3 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2019, 2018 and 2017, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $188.2 million, or 3.27% of gross loans, at December 31, 2019.

We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

At December 31, 2019, $160.1 million, or 85.04%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $22.6 million, $40.8 million and $24.4 million during 2019, 2018 and 2017, respectively.

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

At December 31, 2019, $28.2 million, or 14.96%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $2.4 million, $4.3 million and $2.1 million in 15-year fixed-rate residential mortgages in 2019, 2018 and 2017, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2019, 2018 and 2017.

At December 31, 2019, home equity loans totaled $35.4 million, or 0.62%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2019, construction loans totaled $67.8 million, or 1.18%, of gross loans. Our construction loans primarily are adjustable rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and owner-occupied commercial properties. We also, to a limited extent, finance the construction of commercial properties. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We made construction loans of $33.9 million, $39.6 million and $7.8 million during 2019, 2018 and 2017, respectively.

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

Small Business Administration Lending. At December 31, 2019, SBA loans totaled $14.4 million, representing 0.25%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $3.4 million, $3.8 million and $11.6 million of SBA loans during 2019, 2018 and 2017, respectively.

Taxi Medallion. At December 31, 2019, taxi medallion loans consisted of loans made primarily to New York City taxi medallion owners and to a lesser extent Chicago taxi medallion owners, which are secured by liens on the taxi medallions, totaling $3.3 million, or 0.06%, of gross loans. In 2015, we decided to no longer originate or purchase taxi medallion loans.

Commercial Business and Other Lending. At December 31, 2019, commercial business and other loans totaled $1,061.5 million, or 18.44%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory, equipment and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $603.8 million, $475.7 million and $314.4 million of commercial business loans during 2019, 2018 and 2017, respectively.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $1.9 million, $1.9 million and $2.4 million of other loans during 2019, 2018 and 2017, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

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

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishing loan approval requirements for our various types of loan products. Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Senior Executive Vice President Chief of Real Estate Lending, the Executive Vice President of Residential, Mixed Use & Small Multifamily Lending or Executive Vice President Real Estate Credit Center (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans in excess of $750,000 up to $2.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee and the Director’s Loan Committee. The Director’s Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $2.0 million. Pursuant to our Commercial Real Estate Lending Policy, loans secured by commercial real estate and multi-family residential properties up to $2.0 million are approved by the Executive Vice President of Commercial Real Estate and the Senior Executive Vice President, Chief of Real Estate Lending  or Executive Vice President Credit Center Manager and then ratified by the Management Loan Committee and/or the Director’s Loan Committee. Loans provided in excess of $2.0 million and up to and including $5.0 million must be submitted to the Management Loan Committee for final approval and then to the Director’s Loan Committee and/or Board of Directors for ratification. Loans in excess of $5.0 million and up to and including $25.0 million must be submitted to the Director’s Loan Committee and/ or the Board of Directors for approval. Loan amounts in excess of $25.0 million must be approved by the Board of Directors.

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

Our Construction Loan Policy requires construction loans up to and including $2.0 million must be approved by the Senior Executive Vice President, Chief of Real Estate Lending and the Executive Vice President of Commercial Real Estate, and ratified by the Management Loan Committee or the Director’s Loan Committee. Such loans in excess of $2.0 million up to and including $5.0 million require the same officer approvals, approval of the Management Loan Committee, and ratification of the Director’s Loan Committee or the Bank Board of Directors. Loan proposals in excess of $5.0 million up to and including $25.0 million that are approved by Management Loan Committee will subsequently be submitted to either the Directors Loan Committee and/or the Board of Directors for their approval. Construction loans in excess of $25.0 million require the subsequent approval of the Bank Board of Directors. Any loan, regardless of type, that deviates from our written credit policies must be approved by the Director’s Loan Committee or the Bank Board of Directors.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $102.1 million at December 31, 2019. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2019, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and commercial business loans with an aggregate principal balance of $84.5 million, $81.3 million and $66.3 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2019, we were servicing $32.5 million of mortgage loans and $15.8 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. On mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2019 and 2018, we held $856.9 million and $856.8 million, respectively, of loans that were serviced by others.

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

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2019, there was one loan for $0.4 million, which was past due 90 days or more and still accruing interest.

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

The following tables show delinquent and non-performing loans sold during the period indicated:

	For the years ended December 31,
(Dollars in thousands)	2019	2018	2017
Count	11	12	17

Proceeds	$13,048	$8,739	$6,217
Net (charge-offs) recoveries	(1)	68	(37)
Gross gains	—	38	415
Gross losses	756	263	—

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

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(In thousands)	2019	2018	2017	2016	2015
Accrual Status:
Multi-family residential	$1,873	$1,916	$2,518	$2,572	$2,626
Commercial real estate	—	—	1,986	2,062	2,371
One-to-four family - mixed-use property	1,481	1,692	1,753	1,800	2,052
One-to-four family - residential	531	552	572	591	343
Small business administration	—	—	—	—	34
Taxi medallion	—	—	—	9,735	—
Commercial business and other	—	279	462	420	2,083
Total	3,885	4,439	7,291	17,180	9,509

Non-Accrual Status:
Taxi medallion	1,668	3,926	5,916	—	—
Commercial business and other	941	—	—	255	—
Total	2,609	3,926	5,916	255	—

Total performing troubled debt restructured	$6,494	$8,365	$13,207	$17,435	$9,509

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2019, there were five loans totaling $1.3 million which were restructured as TDR not performing in accordance with its restructured terms. At December 31, 2018, there were two loans totaling $1.8 million which were restructured as TDR not performing in accordance with its restructured terms.

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

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2019, 2018 and 2017, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.1 million, $1.0 million and $1.1 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015

Loans 90 days or more past due and still accruing:
Multi-family residential	$445	$—	$—	$—	$233
Commercial real estate	—	—	2,424	—	1,183
One-to-four family mixed-use property	—	—	—	386	611
One-to-four family - residential	—	—	—	—	13
Construction	—	—	—	—	1,000
Commercial Business and other	—	—	—	—	220
Total	445	—	2,424	386	3,260
Non-accrual mortgage loans:
Multi-family residential	2,296	2,410	3,598	1,837	3,561
Commercial real estate	367	1,379	1,473	1,148	2,398
One-to-four family mixed-use property	274	928	1,867	4,025	5,952
One-to-four family residential	5,139	6,144	7,808	8,241	10,120
Total	8,076	10,861	14,746	15,251	22,031
Non-accrual non-mortgage loans:
Small Business Administration	1,151	1,267	46	1,886	218
Taxi medallion(1)	1,641	613	918	3,825	—
Commercial business and other	1,945	3,512	—	68	568
Total	4,737	5,392	964	5,779	786
Total non-accrual loans	12,813	16,253	15,710	21,030	22,817
Total non-performing loans	13,258	16,253	18,134	21,416	26,077
Other non-performing assets:
Real Estate Owned	239	—	—	533	4,932
Other assets acquired through foreclosure	35	35	—	—	—
Total	274	35	—	533	4,932
Total non-performing assets	$13,532	$16,288	$18,134	$21,949	$31,009

Non-performing loans to gross loans	0.23%	0.29%	0.35%	0.44%	0.60%
Non-performing assets to total assets	0.19%	0.24%	0.29%	0.36%	0.54%
(1)	Not included in the above analysis are non-accrual TDR taxi medallion loans that are performing according to their restructured terms totaling $1.7 million, $3.9 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2019		December 31, 2018
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$1,563	$4,042	$339	$1,887
Commercial real estate	4,941	—	—	379
One-to-four family - mixed-use property	496	1,117	322	1,003
One-to-four family - residential	1,022	720	—	1,564
Construction	—	—	730	—
Small Business Administration	—	—	68	4
Commercial business and other	5	2,340	281	2,076
Total	$8,027	$8,219	$1,740	$6,913

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2019, we owned one OREO for $0.2 million. At December 31, 2018 and 2017, we did not own any OREO properties.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the year ended December 31, 2019, we foreclosed on one residential real estate property for $0.2 million. During the year ended December 31, 2018, we foreclosed on one residential real estate property for $0.6 million. At December 31, 2019, we held one foreclosed residential real estate totaling $0.2 million. At December 31, 2018, we did not hold any foreclosed residential real estate. Included within net loans as of December 31, 2019 and 2018, was a recorded investment of $6.6 million and $7.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our Criticized and Classified Assets totaled $38.0 million at December 31, 2019, a decrease of $15.0 million from $53.0 million at December 31, 2018.

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2019:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$1,563	$2,743	$—	$—	$4,306
Commercial real estate	5,525	367	—	—	5,892
One-to-four family - mixed-use property	1,585	453	—	—	2,038
One-to-four family - residential	1,095	5,787	—	—	6,882
Small Business Administration (1)	55	85	—	—	140
Taxi medallion	—	3,309	—	—	3,309
Commercial business and other	3,924	11,289	266	—	15,479
Total	$13,747	$24,033	$266	$—	$38,046

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2018:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$2,498	$4,166	$—	$—	$6,664
Commercial real estate	381	4,051	—	—	4,432
One-to-four family - mixed-use property	1,199	2,034	—	—	3,233
One-to-four family - residential	557	6,665	—	—	7,222
Construction	730	—	—	—	730
Small Business Administration (1)	481	139	—	—	620
Taxi medallion	—	4,539	—	—	4,539
Commercial business and other	730	21,348	3,512	—	25,590
Total	$6,576	$42,942	$3,512	$—	$53,030
(1)	Balance reported net of SBA Guaranteed portion.

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

In prior years we segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. That segregation was based on changes made in our underwriting standards during 2009. Beginning in 2018, the ALL calculation no longer segregates loans by origination year. Additionally, during 2018 we updated our methodology by expanding the look-back period of historical losses used in the calculation of the quantitative component of the allowance from three years to five years and incorporated recoveries into our loss history.

The determination of the amount of the ALL includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained. The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The 85% is based on the actual net proceeds the Bank has received from the sale of OREO as a percentage of OREO’s appraised value. The fair value of the underlying collateral of taxi medallion loans is the value of the underlying medallion based upon the most recently reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates. All taxi medallion loans are classified as impaired at December 31, 2019. For collateral dependent mortgage loans and taxi medallion loans, the portion of the loan balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Our Board of Directors reviews and approves the adequacy of the ALL on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. Non-performing loans totaled $13.3 million and $16.3 million at December 31, 2019 and 2018, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2019, the outstanding principal balance of our non-performing loans was 26.2% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $2.0 million and net recoveries of $19,000 during the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, we recorded a provision for loan losses totaling $2.8 million compared to $0.6 million provision recorded for the year ended December 31, 2018 and $9.9 million for the year ended December 31, 2017. The provision for loan losses recorded in the year ended December 31, 2017, was primarily the result of a reduction in the fair value of the underlying collateral of our taxi medallion portfolio. Management has concluded, and the Board of Directors has concurred, that at December 31, 2019, the allowance was sufficient to absorb losses inherent in our loan portfolio.

During 2019, the portion of the ALL related to the loss history and qualitative factors increased, primarily due to the growth in the loan portfolio. The impact from the above resulted in the ALL totaling $21.8 million, an increase of $0.8 million, or 3.8% from December 31, 2018. Based upon management consistently applying the ALL methodology and review of the loan portfolio, management concluded a charge to earnings was warranted to maintain the balance of the ALL at the appropriate level. The ALL represented 0.38% of gross loans outstanding at December 31, 2019 and 2018. The ALL represented 164.1% of non-performing loans at December 31, 2019 compared to 128.9% at December 31, 2018.

Many factors may require additions to the ALL in future periods beyond those currently revealed. As of January 1, 2020, the Company is required to adopt the Current Expected Credit Loss (“CECL”) standard which will require estimating loss over the estimated life of the loan as opposed to the current inherent risk methodology. Many of the factors used in the current inherent risk methodology will be part of the CECL methodology. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the ALL includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2019, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 77.8% of our gross loans. The greater risk associated with these loans, as well as commercial business loans, could require us to increase our provisions for loan losses and to maintain an ALL as a percentage of total loans that is in excess of the allowance we currently maintain. Provisions for loan losses are charged against net income. See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our ALL.

	At and for the years ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015

Balance at beginning of year	$20,945	$20,351	$22,229	$21,535	$25,096
Provision (benefit) for loan losses	2,811	575	9,861	—	(956)

Loans charged-off:
Multi-family residential	(190)	(99)	(454)	(161)	(474)
Commercial real estate	—	—	(4)	—	(32)
One-to-four family mixed-use property	(89)	(3)	(39)	(144)	(592)
One-to-four family residential	(113)	(1)	(415)	(114)	(342)
SBA	—	(392)	(212)	(529)	(34)
Taxi medallion	—	(393)	(11,283)	(142)	—
Commercial business and other loans	(2,386)	(44)	(65)	(69)	(2,371)
Total loans charged-off	(2,778)	(932)	(12,472)	(1,159)	(3,845)

Recoveries:
Mortgage loans	291	711	595	1,493	888
SBA, commercial business and other loans	348	97	138	360	352
Taxi medallion	134	143	—	—	—
Total recoveries	773	951	733	1,853	1,240

Net (charge-offs) recoveries	(2,005)	19	(11,739)	694	(2,605)
Balance at end of year	$21,751	$20,945	$20,351	$22,229	$21,535

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.04%	0.00%	0.24%	(0.02)%	0.06%
Ratio of allowance for loan losses to gross loans at end of the year	0.38%	0.38%	0.39%	0.46%	0.49%
Ratio of allowance for loan losses to non-performing loans at the end of the year	164.05%	128.87%	112.23%	103.80%	82.58%
Ratio of allowance for loan losses to non-performing assets at the end of the year	160.73%	128.60%	112.23%	101.28%	69.45%

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

	At December 31,
	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$5,391	38.88%	$5,676	41.00%	$5,823	44.08%	$5,923	45.21%	$6,718	46.98%
Commercial real estate	4,429	27.48	4,315	27.86	4,643	26.51	4,487	25.86	4,239	22.90
One-to-four family mixed-use property	1,817	10.29	1,867	10.44	2,545	10.93	2,903	11.59	4,227	13.11
One-to-four family residential	756	3.27	749	3.44	1,082	3.50	1,015	3.85	1,227	4.30
Co-operative apartment	—	0.15	—	0.15	—	0.13	—	0.15	—	0.19
Construction	441	1.18	329	0.91	68	0.16	92	0.24	50	0.17
Gross mortgage loans	12,834	81.25	12,936	83.80	14,161	85.31	14,420	86.90	16,461	87.65

Non-mortgage loans:

Small Business Administration	363	0.25	418	0.27	669	0.36	481	0.32	262	0.28
Taxi medallion	—	0.06	—	0.08	—	0.13	2,243	0.39	343	0.48
Commercial business and other	8,554	18.44	7,591	15.85	5,521	14.20	4,492	12.39	4,469	11.59
Gross non-mortgage loans	8,917	18.75	8,009	16.20	6,190	14.69	7,216	13.10	5,074	12.35

Unallocated	—	—	—	—	—	—	593	—	—	—
Total loans	$21,751	100.00%	$20,945	100.00%	$20,351	100.00%	$22,229	100.00%	$21,535	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt at December 31, 2019 and 2018.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option, totaling $14.3 million at December 31, 2019. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in accumulated other comprehensive loss (a separate component of equity), net of taxes. Securities held-to-maturity are carried at their cost basis. At December 31, 2019, we had $772.5 million in securities available for sale and $58.9 million in securities held-to-maturity, which together represented 11.84% of total assets. These securities had an aggregate market value at December 31, 2019 that was approximately 1.4 times the amount of our equity at that date.

There were no credit related other-than-temporary impairment charges recorded during the years ended December 31, 2019, 2018 and 2017. As a result of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. (See Notes 6 and 19 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.)

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value.

	At December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities held-to-maturity
Bonds and other debt securities:
Municipal securities	$50,954	$53,998	$24,065	$22,508	$22,913	$21,889
Total bonds and other debt securities	50,954	53,998	24,065	22,508	22,913	21,889

Mortgage-backed securities:
FNMA	7,934	8,114	7,953	7,366	7,973	7,810
Total mortgage-backed securities	7,934	8,114	7,953	7,366	7,973	7,810

Total securities held-to-maturity	58,888	62,112	32,018	29,874	30,886	29,699

Securities available for sale
Bonds and other debt securities:
Municipal securities	12,797	12,916	46,231	46,574	101,680	103,199
Corporate debentures	130,000	123,050	130,000	118,535	110,000	102,767
Collateralized loan obligations	100,349	99,137	88,396	86,751	10,000	10,053
Total bonds and other debt securities	243,146	235,103	264,627	251,860	221,680	216,019

Mutual funds	12,216	12,216	11,586	11,586	11,575	11,575

Equity securities:
Common stock	1,332	1,332	1,256	1,256	1,110	1,110
Total equity securities	1,332	1,332	1,256	1,256	1,110	1,110

Mortgage-backed securities:
REMIC and CMO	348,236	348,989	382,632	376,340	328,668	325,302
GNMA	653	704	785	826	1,016	1,088
FNMA	104,235	104,882	94,069	91,693	136,198	135,474
FHLMC	68,476	69,274	90,377	89,094	48,103	47,786
Total mortgage-backed securities	521,600	523,849	567,863	557,953	513,985	509,650

Total securities available for sale	778,294	772,500	845,332	822,655	748,350	738,354

Interest-earning deposits and Federal funds sold	36,511	36,511	105,761	105,761	39,362	39,362
Total	$873,693	$871,123	$983,111	$958,290	$818,598	$807,415

Mortgage-backed securities. At December 31, 2019, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $532.0 million, of which $22.4 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2019	2018	2017
	(In thousands)

Balance at beginning of year	$557,953	$509,650	$516,476

Purchases of mortgage-backed securities	128,001	196,405	151,692

Amortization of unearned premium, net of accretion of unearned discount	(3,145)	(1,419)	(1,593)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	12,159	(5,575)	(1,985)

Net realized gains (losses) recorded on mortgage-backed securities carried at fair value	2	(89)	(25)

Sales of mortgage-backed securities	(26,448)	(67,047)	(78,685)

Principal repayments received on mortgage-backed securities	(144,673)	(73,972)	(76,230)

Net increase (decrease) in mortgage-backed securities	(34,104)	48,303	(6,826)

Balance at end of year	$523,849	$557,953	$509,650

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2019. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield
	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities	$180	3.00%	$—	—%	$—	—%	$50,774	3.33%	25.64	$50,954	$53,998	3.32%
Total bonds and other debt securities	180	3.00	—	—	—	—	50,774	3.33	25.64	50,954	53,998	3.32

Mortgage-backed securities:
FNMA	—	—	—	—	—	—	7,934	3.29	13.34	7,934	8,114	3.29
Total mortgage-backed securities	—	—	—	—	—	—	7,934	3.29	13.34	7,934	8,114	3.29
Securities available for sale

Bonds and other debt securities:
Municipal securities	—	—	—	—	—	—	12,797	4.96	18.61	12,797	12,916	4.96
Corporate debentures	—	—	10,000	2.00	120,000	2.21	—	—	6.90	130,000	123,050	2.19
CLO	—	—	—	—	17,918	3.72	82,431	3.67	10.67	100,349	99,137	3.68
Total bonds and other debt securities	—	—	10,000	2.00	137,918	2.40	95,228	3.85	9.08	243,146	235,103	2.95

Mutual funds	12,216	2.34	—	—	—	—	—	—	—	12,216	12,216	2.34

Equity securities:
Common stock	—	—	—	—	—	—	1,332	4.65	—	1,332	1,332	4.65
Total equity securities	—	—	—	—	—	—	1,332	4.65	—	1,332	1,332	4.65

Mortgage-backed securities:
REMIC and CMO	—	—	33	4.08	—	—	348,203	3.17	27.19	348,236	348,989	3.17
GNMA	—	—	—	—	213	7.49	440	5.26	14.70	653	704	5.99
FNMA	—	—	13,652	3.56	10,266	2.92	80,317	3.36	20.99	104,235	104,882	3.34
FHLMC	—	—	66	6.73	15	4.39	68,395	3.73	20.44	68,476	69,274	3.73
Total mortgage-backed securities	—	—	13,751	3.58	10,494	3.01	497,355	3.28	25.05	521,600	523,849	3.28

Interest-earning deposits	36,511	1.55	—	—	—	—	—	—	—	36,511	36,511	1.55
Total	$48,907	1.75%	$23,751	2.91%	$148,412	2.45%	$652,623	3.37%	19.93	$873,693	$871,123	3.11%

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 20 full-service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2019 and 2018, total deposits at our Internet Branch were $314.0 million and $450.9 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2019 and 2018, total deposits in our government banking unit totaled $1,265.1 million and $1,339.7 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2019 of $106.1 million. During the year ended December 31, 2019, the cost of our interest-bearing due to depositors’ accounts increased 44 basis points to 1.94% from 1.50% for the year ended December 31, 2018. This increase in the cost of deposits was due to increases in the cost of NOW, money market, certificate of deposits and savings accounts of 51 basis points, 42 basis points, 38 basis points and 10 basis points, respectively. The increase in the cost of deposits was primarily due to an increase in the rates we pay on some of our products to maintain competitive in our market. While we are unable to predict the direction of future interest rate changes, if interest rates would rise during 2020, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2020, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) totaling $807.1 million, $862.4 million and $681.2 million at December 31, 2019, 2018 and 2017, respectively.

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

We also offer access to FDIC insurance coverage in excess of $250,000 through a Certificate of Deposit Account Registry Service (“CDARS®”) and through an Insured Cash Sweep service (“ICS”). CDARS® and ICS are deposit placement services. These networks arrange for placement of funds into certificate of deposit accounts, demand accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits, such as CDARS and ICS, held by an FDIC-insured depository institution brokered deposits subject to certain limitations. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source. We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in ICS money market and demand accounts which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2019 and 2018, the Bank held ICS deposits totaling $949.8 million and $684.0 million, respectively. At December 31, 2019, we had $388.8 million classified as brokered deposits.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2019			2018			2017
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)
Savings accounts	$191,485	3.78%	0.67%	$210,022	4.23%	0.72%	$290,280	6.62%	0.64%
NOW accounts	1,365,591	26.95	1.47	1,300,852	26.22	1.53	1,333,232	30.42	0.83
Demand accounts (1)	435,072	8.59	0.00	413,747	8.34	—	385,269	8.79	—
Mortgagors' escrow deposits	44,375	0.88	0.28	44,861	0.90	0.23	42,606	0.97	0.25
Total	2,036,523	40.20	1.05	1,969,482	39.70	1.10	2,051,387	46.80	0.65

Money market accounts (2)	1,592,011	31.42	1.87	1,427,992	28.79	1.93	979,958	22.36	1.05

Certificate of deposit accounts with original maturities of:
Less than 6 Months (3)	140,939	2.78	1.86	67,472	1.36	2.05	113,306	2.59	1.30
6 to less than 12 Months	257,408	5.08	1.85	72,928	1.47	2.25	8,201	0.19	0.14
12 to less than 30 Months (4)	779,964	15.39	2.36	1,003,206	20.22	2.07	679,966	15.51	1.41
30 to less than 48 Months (5)	117,028	2.31	2.24	126,041	2.54	2.16	163,739	3.74	1.51
48 to less than 72 Months (6)	113,622	2.24	2.27	264,237	5.33	2.08	350,719	8.00	1.87
72 Months or more (7)	28,929	0.57	3.13	29,426	0.59	3.07	36,002	0.82	2.92
Total certificate of deposit accounts	1,437,890	28.38	2.22	1,563,310	31.51	2.10	1,351,933	30.84	1.57

Total deposits (8)	$5,066,424	100.00%	1.64%	$4,960,784	100.00%	1.65%	$4,383,278	100.00%	1.02%
(1)	Includes brokered deposits of $145.0 million and $4.7 million at December 31, 2019 and 2017. There were no brokered deposits in this category at December 31, 2018.
(2)	Includes brokered deposits of $704.9 million at December 31, 2017. There were no brokered deposits in this category at December 31, 2019 and 2018.
(3)	Includes brokered deposits of $138.3 million, $65.6 million and $111.9 million at December 31, 2019, 2018 and 2017, respectively.
(4)	Includes brokered deposits of $31.1 million, $116.9 million and $74.3 million at December 31, 2019, 2018 and 2017, respectively.
(5)	Includes brokered deposits of $49.7 million, $54.4 million and $88.6 million at December 31, 2019, 2018 and 2017, respectively.
(6)	Includes brokered deposits of $24.6 million, $64.7 million and $103.1 million at December 31, 2019, 2018 and 2017, respectively.
(7)	Includes brokered deposits of $0.1 million and $2.5 million at December 31, 2018 and 2017, respectively. There were no brokered deposits in this category at December 31, 2019.
(8)	Include in the above balances are IRA and Keogh deposits totaling $68.8 million, $68.5 million and $65.5 million at December 31, 2019, 2018 and 2017, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at the periods indicated:

				At December 31, 2019
	At December 31,			Within	One to
	2019	2018	2017	One Year	Three Years	Thereafter
	(In thousands)
Interest rate:
1.99% or less(1)	$530,707	$535,127	$1,051,876	$490,440	$30,345	$9,922
2.00% to 2.99%(2)	847,804	971,812	272,475	725,596	100,318	21,890
3.00% to 3.99%	59,379	56,371	27,582	4,566	27,080	27,733
Total	$1,437,890	$1,563,310	$1,351,933	$1,220,602	$157,743	$59,545
(1)	Includes brokered deposits of $153.7 million, $76.8 million and $364.2 million at December 31, 2019, 2018 and 2017, respectively.
(2)	Includes brokered deposits of $90.0 million, $224.9 million and $16.2 million at December 31, 2019, 2018 and 2017, respectively.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2019 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$341,959	2.42%
Over three through six months	234,171	2.14
Over six through 12 months	110,289	1.80
Over 12 months	120,693	2.52
Total	$807,112	2.27%

The above table does not include brokered deposits issued in $1,000 amounts under a master certificate of deposit totaling $243.7 million with a weighted average rate of 2.14%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2019	2018	2017
	(In thousands)
Net deposits	$17,322	$512,558	$136,740
Amortization of premiums, net	261	451	588
Interest on deposits	88,057	64,497	40,319
Net increase in deposits	$105,640	$577,506	$177,647

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2019			2018			2017
		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost
	(Dollars in thousands)
Savings accounts	$198,374	3.96%	0.69%	$233,392	4.93%	0.59%	$292,887	6.59%	0.62%
NOW accounts	1,434,440	28.61	1.64	1,407,945	29.73	1.13	1,444,944	32.49	0.67
Demand accounts	407,450	8.13	—	380,889	8.04	—	348,518	7.84	—
Mortgagors' escrow deposits	70,209	1.40	0.33	66,255	1.40	0.32	61,962	1.39	0.23
Total	2,110,473	42.10	1.19	2,088,481	44.10	0.84	2,148,311	48.31	0.54

Money market accounts	1,370,038	27.33	2.03	1,164,505	24.59	1.61	908,025	20.42	0.90

Certificate of deposit accounts	1,532,440	30.57	2.29	1,483,026	31.31	1.91	1,390,491	31.27	1.48
Total deposits	$5,012,951	100.00%	1.76%	$4,736,012	100.00%	1.36%	$4,446,827	100.00%	0.91%

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

The Company uses interest rate swaps on borrowings to help mitigate the impact interest rate increases have on our cost of funds. At December 31, 2019 and 2018, the Company had $541.5 million and $441.5 million, respectively, of interest rate swaps outstanding on borrowings. For the year ended December 31, 2019 and 2018, the interest rate swaps on borrowings had an average cost of 2.21% and 2.15%, respectively.

The average cost of borrowings was 2.31%, 2.16% and 1.81% for the years ended December 31, 2019, 2018 and 2017, respectively. The average balances of borrowings were $1,251.5 million, $1,162.4 million and $1,169.8 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2019	2018	2017
	(Dollars in thousands)
FHLB-NY Advances
Average balance outstanding	$1,133,025	$1,046,504	$1,058,466
Maximum amount outstanding at any month end during the period	1,334,304	1,137,318	1,317,087
Balance outstanding at the end of period	1,118,528	1,134,994	1,198,968
Weighted average interest rate during the period	2.06%	1.77%	1.38%
Weighted average interest rate at end of period	1.85	2.09	1.49

Other Borrowings
Average balance outstanding	$118,427	$115,925	$111,325
Maximum amount outstanding at any month end during the period	152,224	115,849	110,685
Balance outstanding at the end of period	118,703	115,849	110,685
Weighted average interest rate during the period	4.74%	5.66%	5.86%
Weighted average interest rate at end of period	5.06	5.59	5.18

Total Borrowings
Average balance outstanding	$1,251,452	$1,162,429	$1,169,791
Maximum amount outstanding at any month end during the period	1,452,490	1,250,843	1,427,772
Balance outstanding at the end of period	1,237,231	1,250,843	1,309,653
Weighted average interest rate during the period	2.31%	2.16%	1.81%
Weighted average interest rate at end of period	2.16	2.41	1.80

Subsidiary Activities

At December 31, 2019, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had three wholly owned subsidiaries: FSB Properties Inc., Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

●	FSB Properties Inc., which is incorporated in the State of New York, was formed in 1976 with the original purpose of engaging in joint venture real estate equity investments. These activities were discontinued in 1986 and no joint venture property remains. FSB Properties Inc. is currently used solely to hold title to real estate owned that is obtained via foreclosure.
●	Flushing Preferred Funding Corporation, which is incorporated in the State of Delaware, was formed in 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets. It also is available as an additional vehicle for access by the Company to the capital markets for future opportunities.
●	Flushing Service Corporation, which is incorporated in the State of New York, was formed in 1998 to market insurance products and mutual funds.

Personnel

At December 31, 2019, we had 453 full-time employees and 21 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 497,860 shares are available for future issuance under the 2014 Omnibus Plan at December 31, 2019.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments not to be based on deposits, but on the average consolidated total assets less the tangible equity capital of an insured institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor.

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

Basel III

On January 1, 2015, the Company and the Bank became subject to a new comprehensive capital framework for U.S. banking organizations that was issued by the FDIC and FRB in July 2013 (the “Basel III Capital Rules”), subject to phase-in periods for certain components and other provisions. Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

●	4.5% Common Equity Tier 1 (“CET1”) to risk-weighted assets;
●	6.0% Tier 1 capital that is CET1 plus Additional Tier 1 capital) to risk-weighted assets;
●	8.0% Total Capital that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until January 1, 2019, when it reached 2.5%. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2019, the Company and the Bank meet all capital adequacy requirements under the fully phased-in Basel III Capital Rules.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations. At December 31, 2019, the Bank’s largest aggregate amount of loans to one borrower was $84.5 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

Testing: The regulation requires the conduct of cybersecurity tests and analyses, including a “risk assessment” to “evaluate and categorize risks,” evaluate the integrity and confidentiality of information systems and non-public information, and develop a process to mitigate any identified risks. These tests and assessments were required to be conducted by March 1, 2018.

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

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5% or a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4% a common equity Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. For a summary of the regulatory capital ratios of the Bank at December 31, 2019, see “Note 14 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Insurance of Deposit Accounts. The Dodd-Frank Act made permanent the standard maximum amount of FDIC deposit insurance at $250,000 per depositor. In addition, the deposits of the Bank are insured up to applicable limits by the DIF. In this regard, insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF. Assessments are based on average total assets minus average tangible equity. Through the second quarter of 2016, the assessment rate was determined through a risk-based system. For depository institutions with less than $10 billion in assets, such as the Bank, under the FDIC’s risk-based assessment system, insured institutions were assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. Through the second quarter of 2016, an institution’s assessment rate depended upon the category to which it was assigned and certain other factors. The initial base assessment rate ranged from five to 35 basis points on an annualized basis. The initial base assessment rate decreased depending on the institution’s ratio of long-term unsecured debt to its assessment base (with such decrease not to exceed the lesser of five basis points or 50% of the initial base assessment rate) and, for institutions not in the highest risk category, increased if the institution’s brokered deposits are more than ten percent of its domestic deposits (with such increase not to exceed ten basis points). Through the second quarter of 2016, the total base assessment rate was therefore from 2.5 to 45 basis points on an annualized basis.

Under a final rule adopted in April 2016, effective in the third quarter of 2016, the risk based system was amended for banks with less than $10 billion in assets that have been FDIC-insured for at least five years. The final rule replaced the four risk categories for determining such a bank’s assessment rate with a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The final rule also eliminated the brokered deposit downward adjustment factor for such banks’ assessment rates, providing a new brokered deposit ratio applicable to all small banks, whereby brokered deposits in excess of 10% of total assets (inclusive of reciprocal deposits if a bank is not well capitalized or has a composite supervisory rating other than a 1 or 2) as a result of which assessment rates may be increased for banks which experience rapid growth; lowers the range of assessment rates authorized to 1.5 basis points for an institution posing the least risk, to 40 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the DIF increases to 2% or more. Banks with over $10 billion in assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time. At December 31, 2019, the Bank had $388.8 million in brokered deposit accounts.

FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The Bank paid $18,000, $175,000 and $289,000 for their share of the interest due on FICO bonds in 2019, 2018 and 2017, respectively, which is included in FDIC insurance expense. On March, 29, 2019, the FDIC collected the last FICO assessment. In 2019, small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the Reserve Ratio from 1.15% to 1.35%. The Bank’s assessment credit totaled $1.6 million, all of which was recorded in 2019, as a reduction to FDIC deposit insurance expense in our Consolidated Statements of Income.

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

Federal Reserve System

Under FRB regulations, the Bank is required to maintain cash reserves against its transaction accounts (primarily interest-bearing demand deposit accounts and demand deposit accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating between $16.3 million and $124.2 million (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $124.2 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $16.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2019, the Bank was required to maintain $56.9 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). At December 31, 2019, the Company’s consolidated capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

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

Mortgage Banking and Related Consumer Protection Regulations

The retail activities of the Bank, including lending and the acceptance of deposits, are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

●	The federal Truth-In-Lending Act and Regulation Z issued by the FRB, governing disclosures of credit terms to consumer borrowers;
●	The Home Mortgage Disclosure Act and Regulation C issued by the FRB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	The Equal Credit Opportunity Act and Regulation B issued by the FRB, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	The Fair Credit Reporting Act and Regulation V issued by the FRB, governing the use and provision of information to consumer reporting agencies;
●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	The guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

●	The Truth in Savings Act and Regulation DD issued by the FRB, which requires disclosure of deposit terms to consumers;
●	Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;
●	The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
●	The Electronic Funds Transfer Act and Regulation E issued by the FRB, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of multi-family residential loans, commercial business loans and commercial real estate mortgage loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC lowered the federal funds rate three times in 2019. A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. As a result of our historical focus on the origination of multifamily residential mortgage loans, commercial business loans and commercial real estate mortgage loans, the majority of our loans are adjustable rate, however, many adjust at periods of five to 10 years. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on the bulk of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2019, our gross loan portfolio was $5,756.9 million, of which 81.3% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($2,238.6 million), commercial real estate ($1,582.0 million) and one-to-four family mixed-use property ($592.5 million), which combined represent 76.7% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, commercial business loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

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

Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations

Our liquidity is critical to our ability to operate our business. Our primary sources of liquidity are deposits, both retail deposits from our branch network including our Internet Branch, brokered deposits, and borrowed funds, primarily wholesale borrowing from the FHLB-NY. Funds are also provided by the repayment and sale of securities and loans. Our ability to obtain funds are influenced by many external factors, including but not limited to, local and national economic conditions, the direction of interest rates and competition for deposits in the markets we serve. Additionally, changes in the FHLB-NY underwriting guidelines may limit or restrict our ability to borrow. A decline in available funding caused by any of the above factors could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill our obligations such as repaying our borrowings or meeting deposit withdrawal demands.

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $388.8 million, or 7.7% of total deposits, and $301.7 million, or 6.1% of total deposits, in brokered deposit accounts at December 31, 2019 and 2018, respectively. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2019 and 2018, reciprocal deposits totaled $805.6 million and $685.3 million, respectively. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also at times utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, we place a portion of our government deposits in an ICS money market or ICS demand product, which prior to 2018 was considered a brokered deposit, does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The Bank had $145.0 million in brokered demand accounts and no brokered money market accounts at December 31, 2019. The Bank had no brokered money market or brokered demand accounts at December 31, 2018.

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

The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $7.0 billion, as a best practice, we completed these tests. As of December 31, 2019, under all stress scenarios, we remained well capitalized per current regulations. See “Regulation.” At the New York State level, the Company and the Bank are subject to extensive supervision, regulation and examination by the NYDFS and the FDIC. Such regulation limits the manner in which the Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Failure to comply with applicable laws and regulations could subject the Company and

Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company and Bank.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on the Company’s results of operations. The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in significant part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the Company’s net interest margin. Governmental policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve or governmental policies are beyond the Company’s control and difficult to predict; consequently, the impact of these changes on the Company’s activities and results of operations is difficult to predict.

As noted above, financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, especially in light of the uncertainty of initiatives suggested by the Trump administration in the context of a Republican-controlled Congress, none of which is within the control of the Company or the Bank. Significant new laws or changes in, or repeals of, existing laws, may cause the Company’s results of operations to differ materially. Further, federal monetary policy significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements for liquid assets. A material change in any of these conditions could have a material adverse impact on the Bank, and therefore, on the Company’s results of operations.

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. Management views the Company as operating as a single unit - a community bank. At December 31, 2019, we had goodwill with a carrying amount of $16.1 million. Declines in the fair value of the reporting unit may result in a future impairment charge. Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2019 and 2018, we had deferred tax assets totaling $29.4 million and $30.2 million, respectively. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes. Although we have reported taxable income in each of the past three years, there can be no assurance that this will continue in the future.

Uncertainty surrounding the elimination of LIBOR and the proposed transition to SOFR may adversely affect our business

The U.S. dollar-denominated London Interbank Offered Rate ("LIBOR") is used to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products, making it a primary metric in the global banking system. The U.K. Financial Conduct Authority ("FCA") has determined that LIBOR should no longer be used as a benchmark rate. In anticipation of the elimination of LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a replacement index for U.S. Dollar LIBOR. ARRC, comprised of a group of large domestic banks and regulators, has voted to use a benchmark, known as the Secured Overnight Financing Rate ("SOFR"). SOFR is based on short-term loans backed by Treasury securities, known as repurchase agreements or "repo" trades. ARRC has announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage adoption of SOFR. As of December 31, 2019, we have exposure to approximately $1.8 billion of financial assets and liabilities, including off-balance sheet instruments, which are LIBOR-based. We do not yet know whether, and if so the extent to which, the elimination of LIBOR and the transition to SOFR will have any material impact on these instruments.

Integrating Empire into the Company’s operations may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized

The success of the merger will depend, in part, on the Company’s ability to successfully integrate the businesses of the Company and Empire in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the Company’s existing customer and employee relationships or decreasing revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of the Company’s common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company to lose customers or cause customers to withdraw their deposits, remove their accounts from the Company and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and on the Company for an undetermined period after completion of the merger as the Company continues to integrate Empire’s legacy business into the Company’s business. In addition, the actual cost savings of the merger could be less than anticipated.

The Company may be unable to retain the Company’s and/or Empire personnel after the merger is completed

The success of the merger will depend in part on the Company’s ability to retain the talents and dedication of key employees currently employed by the Company and Empire. It is possible that these employees may decide not to remain with the Company or Empire, as applicable, while the merger is pending or with the Company after the merger is consummated. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, the Company’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating Empire to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company may not be able to locate suitable replacements for any key employees who leave the Company or to offer employment to potential replacements on reasonable terms.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At December 31, 2019, the Bank conducted its business through 20 full-service offices and its Internet Branch. The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2019, we had approximately 653 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2019:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2019	—	$—	—	427,211
November 1 to November 30, 2019	—	—	—	427,211
December 1 to December 31, 2019	—	—	—	427,211
Total	—	—	—

During the year ended December 31, 2018, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on June 16, 2015. On February 27, 2018, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the years ended December 31, 2019 and 2018, the Company repurchased 40,000 shares and 787,069 shares, respectively, of the Company’s common stock at an average cost of $19.28 per share and $25.97 per share, respectively. At December 31, 2019, 427,211 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2019:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved by security holders	—	$—	497,860

Equity compensation plans not approved by security holders	—	—	—

	—	$—	497,860

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2014 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite. The comparative published industry indices chosen were the SNL Bank $5 Billion to $10 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. The SNL Mid-Atlantic Bank Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Bank $5 Billion to $10 Billion in Assets Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

Flushing Financial Corporation

Total Return Performance
Flushing Financial Corporation
NASDAQ Composite Index
SNL Bank $5 billion to $10 billion Index
SNL Mid-Atlantic Bank Index
Index Value
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

The total return assumes $100 invested on December 31, 2014 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2019. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Flushing Financial Corporation	100.00	110.21	154.13	148.05	119.59	124.81
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank $5B-$10B Index	100.00	113.92	163.20	162.59	147.15	182.34
SNL Mid-Atlantic Bank Index	100.00	103.75	131.87	161.62	138.10	196.39

Item 6.    Selected Financial Data.

At or for the years ended December 31,	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$7,017,776	$6,834,176	$6,299,274	$6,058,487	$5,704,634
Loans, net	5,750,455	5,530,539	5,156,648	4,813,464	4,366,444
Securities held to maturity	58,888	32,018	30,886	37,735	6,180
Securities available for sale	772,500	822,655	738,354	861,381	993,397
Deposits	5,066,424	4,960,784	4,383,278	4,205,631	3,892,547
Borrowed funds	1,237,231	1,250,843	1,309,653	1,266,563	1,271,676
Total stockholders' equity	579,672	549,464	532,608	513,853	473,067
Book value per common share (1)	$20.59	$19.64	$18.63	$17.95	$16.41

Selected Operating Data
Interest and dividend income	$278,956	$256,998	$234,585	$220,997	$204,146
Interest expense	117,016	89,592	61,478	53,911	49,726
Net interest income	161,940	167,406	173,107	167,086	154,420
Provision (benefit) for loan losses	2,811	575	9,861	—	(956)
Net interest income after provision (benefit) for loan losses	159,129	166,831	163,246	167,086	155,376
Non-interest income:
Net (losses) gains on sales of securities and loans	855	(1,752)	417	2,108	589
Net gains on sales of building	—	—	—	48,018	6,537
Net gains on sales of assets	770	1,141	—	—	—
Net loss from fair value adjustments	(5,353)	(4,122)	(3,465)	(3,434)	(1,841)
Other income	13,199	15,070	13,410	10,844	10,434
Total non-interest income	9,471	10,337	10,362	57,536	15,719
Non-interest expense	115,269	111,683	107,474	118,603	97,719
Income before income tax provision	53,331	65,485	66,134	106,019	73,376
Income tax provision	12,052	10,395	25,013	41,103	27,167
Net income	$41,279	$55,090	$41,121	$64,916	$46,209

Basic earnings per common share (2)	$1.44	$1.92	$1.41	$2.24	$1.59
Diluted earnings per common share (2)	$1.44	$1.92	$1.41	$2.24	$1.59
Dividends declared per common share	$0.84	$0.80	$0.72	$0.68	$0.64
Dividend payout ratio	58.3%	41.7%	51.1%	30.4%	40.3%

(Footnotes on the following page)

At or for the years ended December 31,	2019		2018		2017		2016		2015

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.59%		0.85%		0.66%		1.10%		0.86%
Return on average equity	7.35		10.30		7.75		13.07		9.93
Average equity to average assets	8.08		8.22		8.53		8.40		8.68
Equity to total assets	8.26		8.04		8.46		8.48		8.29
Interest rate spread	2.25		2.54		2.81		2.86		2.94
Net interest margin	2.47		2.72		2.94		2.97		3.04
Non-interest expense to average assets	1.66		1.72		1.73		2.01		1.82
Efficiency ratio	63.89		62.12		57.90		59.64		58.57
Average interest-earning assets to average interest-bearing liabilities	1.12	x	1.12	x	1.12	x	1.12	x	1.11	x

Regulatory capital ratios: (3)
Tier 1 leverage capital (well capitalized = 5%)	9.65%		9.85%		10.11%		10.12%		8.89%
Common equity tier 1 risk-based capital (well capitalized = 6.5%)	13.02		13.28		13.87		14.12		12.62
Tier 1 risk-based capital (well capitalized =8%)	13.02		13.28		13.87		14.12		12.62
Total risk-based capital (well capitalized =10%)	13.43		13.70		14.31		14.64		13.17

Asset quality ratios:
Non-performing loans to gross loans (4)	0.23%		0.29%		0.35%		0.44%		0.60%
Non-performing assets to total assets (5)	0.19		0.24		0.29		0.36		0.54
Net charge-offs (recoveries) to average loans	0.04		—		0.24		(0.02)		0.06
Allowance for loan losses to gross loans	0.38		0.38		0.39		0.46		0.49
Allowance for loan losses to total non-performing assets (5)	160.73		128.60		112.23		101.28		69.45
Allowance for loan losses to total non-performing loans (4)	164.05		128.87		112.23		103.80		82.58

Full-service customer facilities	20		19		18		19		19
(1)	Calculated by dividing stockholders’ equity by shares outstanding.
(2)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.
(3)	Represents the Bank’s capital ratios, which exceeded all minimum regulatory capital requirements during the periods presented.
(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.
(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

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

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

●	manage cost of funds and continue to improve funding mix;
●	increase interest income by leveraging loan pricing opportunities and portfolio mix;
●	enhance earnings power by improving scalability and efficiency;
●	manage credit risk;
●	remain well capitalized;
●	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community;
●	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Manage cost of funds and continue to improve funding mix. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have built multi-channel deposit gathering capabilities. In addition to our full-service branches we gather deposits through our Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2019 and 2018, total deposits at our Internet Branch were $314.0 million and $450.9 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2019 and 2018, total deposits in our government banking unit totaled $1,265.1 million and $1,339.7 million, respectively. Additionally, we have a business banking group which was designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2019 and 2018, deposits balances in the business banking group were $281.7 million and $174.5 million, respectively. We also obtain deposits through brokers and the CDARS® and ICS network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. During 2019, we realized an increase in due to depositors of $106.1 million, as core deposits increased $231.5 million and certificates of deposit decreased $125.4 million.

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

Increase interest income by leveraging loan pricing opportunities and portfolio mix. During 2019, yields on originations increased by two basis points to 4.58% from 4.56% for 2018. Additionally for the third consecutive year the yield of originations for the full year, exceeded the average yield on total interest-earning assets for the same period.

We have emphasized the strategic growth of multi-family residential mortgage loans, non-owner occupied commercial mortgage loans and floating rate commercial business loans. The commercial business and other loans have increased to 18.44% of the entire loan portfolio as of December 31, 2019 compared to 15.85% at December 31, 2018. In the multi-family portfolio we allowed loans to prepay rather than refinance at a rate below our criteria. We no longer originate taxi medallion loans.

The following table shows loan originations and purchases during 2019, and loan balances as of December 31, 2019.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2019	Gross Loans
	(Dollars in thousands)
Multi-family residential	$247,607	$2,238,591	38.88%
Commercial real estate	178,336	1,582,008	27.48
One-to-four family ― mixed-use property	66,128	592,471	10.29
One-to-four family ― residential	25,024	188,216	3.27
Co-operative apartment	2,117	8,663	0.15
Construction	33,919	67,754	1.18
Small Business Administration	3,426	14,445	0.25
Taxi medallion	—	3,309	0.06
Commercial business and Other	605,743	1,061,478	18.44
Total	$1,162,300	$5,756,935	100.00%

At December 31, 2019, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 84.8% of our gross loans. We have repositioned our loan growth to reduce credit risk; however, our concentration in these types of loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Enhance earnings power by improving scalability and efficiency. We are improving scalability and efficiency by converting our branches to the Universal Banker model with our unique video banker service that gives customers face-to-face video chat access from 7am to 11pm daily via at our ATM terminals. The Universal Banker model provides customers with cutting-edge technology, including state-of-the-art ATMs and a higher-quality service experience, all while further reducing overall costs. We have been rolling this model out across our network as branches are renovated and new branches are opened. As of December 31, 2019, all locations were operating under the Universal banker model. In the branches that have been converted to the Universal Banker model, almost 50% of customer transactions were completed at our high powered ATMs.

Manage credit risk. By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans. We recorded net charge-offs of $2.0 million for the year ended December 31, 2019, compared to net recoveries of $19,000 for the year ended December 31, 2018. The net charge-offs recorded in 2019 were primarily due to charge-offs on one commercial business loan. We seek to minimize losses by adhering to our defined underwriting standards, which among other things generally requires a debt service coverage ratio of at least 125% and loan to value ratio of 75% or less. The loan to value for the real estate dependent loan portfolio was 38.2% and the average loan to value for non-performing loans collateralized by real estate was 26.2% at December 31, 2019. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 11 delinquent loans totaling $13.0 million, 12 delinquent loans totaling $8.7 million, and 17 delinquent loans totaling $6.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing loans totaled $13.3 million and $16.3 million at December 31, 2019 and 2018, respectively. Non-performing assets as a percentage of total assets were 0.19% and 0.24% at December 31, 2019 and 2018, respectively.

Remain well capitalized. The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $7.0 billion, as a best practice, we completed these tests. As of December 31, 2019, under all stress scenarios, we remained well capitalized per current regulations.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens is characterized with a high level of ethnic diversity. An important element of our strategy is to service multi-ethnic consumers and businesses. We have a particular presence and concentration in Asian communities, including in particular the Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 20 languages. We have an Asian advisory board to help broaden our links to the community by providing guidance and fostering awareness of our active role in the local community. In the fourth quarter of 2019, we opened a branch in Hicksville, NY, expanding our branch footprint in Asian communities outside of the borough of Queens. We also relocated our Bell Boulevard branch to better serve our Asian market. As of December 31, 2019, we had seven branches which have a particular focus on the Asian community, of which five are in the borough of Queens, one is in the borough of Manhattan and one on Long Island, with deposits totaling in excess of $800 million in these locations.

Manage Enterprise-Wide Risk. We identify, measure and attempt to mitigate risks that affect, or have the potential to affect, our business. Due to past economic crises and recent increases in government regulation, we devote significant resources to risk management. We have a seasoned risk officer to provide executive risk leadership, and an enterprise-wide risk management program. Several enterprise risk management analytical products are in use which include key risk indicators. We also have had a chief information security officer even before one will be required by recent NYDFS rulemaking. Our management of enterprise-wide risk enables us to recognize and monitor risks and establish procedures to disseminate the risk information across our organization and to our Board of Directors. The objective is to have a robust and focused risk management process capable of identifying and mitigating emerging threats to the Bank’s safety and soundness.

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

Loan originations and purchases were $1,162.3 million, $1,250.8 million and $1,039.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. While we primarily rely on originating our own loans, we purchased $221.2 million, $294.7 million and $196.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2019, the allocation of our loan portfolio has remained fairly consistent with a steady increase in non-mortgage loans. The majority of our loans are collateralized by real estate, which comprised 81.3% of our portfolio at December 31, 2019 compared to 83.8% at December 31, 2018 and 85.3% at December 31, 2017, while non-mortgage loans comprised 18.7% of our portfolio at December 31, 2019, compared to 16.2% at December 31, 2018 and 14.7% at December 31, 2016.

Due to depositors increased $106.1 million, $575.3 million and $175.3 million in 2019, 2018 and 2017, respectively. Lower-costing core deposits increased $231.5 million, $363.9 million and $195.4 million in 2019, 2018 and 2017, respectively. Higher-costing certificates of deposit decreased $125.4 million during 2019 compared to an increase of $211.4 million in 2018 and a decrease of $20.2 million during 2017. Brokered deposits represented 7.7%, 6.1% and 24.9% of total deposits at December 31, 2019, 2018 and 2017, respectively. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2019, 2018 and 2017, reciprocal deposits totaled $805.6 million, $685.3 million and $682.4 million, respectively.

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

Net interest income decreased $5.5 million, or 3.3%, to $161.9 million for the twelve months ended December 31, 2019 from $167.4 million for the prior year, as a 25 basis points decrease in the net interest margin to 2.47% for the twelve months ended December 31, 2019 was partially offset by balance sheet growth. The decrease in the net interest margin for 2019 was primarily due to an increase in our funding costs, partially offset by an increase in the yield of our interest-earning assets. The increase in the yield of our interest earning assets was primarily due to an increase of $388.2 million in the average balance of total interest-earning assets to $6,582.5 million for the year ended December 31, 2019, combined with increases in the yield of new originations. During 2019, the cost of borrowed funds increased 15 basis points to 2.31% from 2.16% in the comparable period while the cost of interest-bearing deposits increased 43 basis points to 1.91% from 1.48% for the prior year. The cost of money market, NOW and certificates of deposits accounts increased 42 basis points, 51 basis points and 38 basis points, respectively, for the twelve months ended December 31, 2019 from the prior year. The cost of deposits increased as we increased the rates we pay on certain accounts to attract additional deposits.

We are unable to predict the direction or timing of future interest rate changes. Approximately 74% of our certificates of deposit accounts and borrowings will reprice or mature during the next year. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income.

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

Completion of the transaction is subject to customary closing conditions, including receipt of regulatory approvals and the approval of Empire’s shareholders. The combined company at close is expected to have approximately $8.0 billion in assets, $6.3 billion in loans, $5.8 billion in deposits, and 24 branches in Queens, Brooklyn, Manhattan, and on Long Island.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2019 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 7% to 38%, depending on the contractual rate of interest and the underlying collateral. NOW Accounts, money market accounts and savings accounts were assumed to have withdrawal or “run-off” rates of 8%, 13% and 15%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2019
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$333,514	$758,538	$1,654,625	$1,333,020	$496,628	$101,378	$4,677,703
Other loans	636,687	38,822	98,843	142,343	162,537	—	1,079,232
Short-term securities (1)	36,511	—	—	—	—	—	36,511
Securities held-to-maturity:
Mortgage-backed securities	180	982	3,927	2,698	—	—	7,787
Other	327	—	—	—	—	50,774	51,101
Securities available for sale:
Mortgage-backed securities	43,288	64,332	134,170	97,595	132,028	52,436	523,849
Other	222,960	25,691	—	—	—	—	248,651
Total interest-earning assets	1,273,467	888,365	1,891,565	1,575,656	791,193	204,588	6,624,834

Interest-Bearing Liabilities
Savings accounts	7,146	21,437	48,395	62,771	51,736	—	191,485
NOW accounts	132,623	55,518	180,366	460,529	536,555	—	1,365,591
Money market accounts	162,779	145,988	380,247	884,368	18,629	—	1,592,011
Certificate of deposit accounts	682,307	538,294	157,743	59,400	146	—	1,437,890
Mortgagors' escrow deposits	—	—	—	—	—	44,375	44,375
Borrowings	666,352	105,547	391,012	74,320	—	—	1,237,231
Total interest-bearing liabilities (2)	$1,651,207	$866,784	$1,157,763	$1,541,388	$607,066	$44,375	$5,868,583

Interest rate sensitivity gap	$(377,740)	$21,581	$733,802	$34,268	$184,127	$160,213	$756,251
Cumulative interest-rate sensitivity gap	$(377,740)	$(356,159)	$377,643	$411,911	$596,038	$756,251
Cumulative interest-rate sensitivity gap as a percentage of total assets	(5.38)%	(5.08)%	5.38%	5.87%	8.49%	10.78%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	77.12%	85.86%	110.27%	107.90%	110.23%	112.89%
(1)	Consists of interest-earning deposits.
(2)	Does not include non-interest bearing demand accounts totaling $435.1 million at December 31, 2019.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2019. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2019, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
	Net Interest Income		Net Portfolio Value		Value Ratio
Change in Interest Rate	2019	2018	2019	2018	2019	2018
-200 basis points	12.94%	6.35%	35.61%	14.20%	12.93%	12.15%
-100 basis points	6.08	3.85	14.10	4.41	11.30	11.45
Base interest rate	—	―	—	―	10.22	11.22
+100 basis points	(6.63)	(4.82)	(9.28)	(5.98)	9.52	10.80
+200 basis points	(13.58)	(9.86)	(18.12)	(11.89)	8.82	10.36

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2019				2018				2017
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)(2)	$4,609,439	$203,440	4.41%		$4,494,210	$193,186	4.30%		$4,304,889	$181,006	4.20%
Other loans, net (1)(2)	1,011,594	48,304	4.78		822,758	39,533	4.80		683,724	28,277	4.14
Total loans, net	5,621,033	251,744	4.48		5,316,968	232,719	4.38		4,988,613	209,283	4.20
Taxable securities:
Mortgage-backed securities	572,223	15,468	2.70		539,771	15,065	2.79		526,934	13,686	2.60
Other securities	243,324	8,102	3.33		140,461	4,658	3.32		199,350	7,349	3.69
Total taxable securities	815,547	23,570	2.89		680,232	19,723	2.90		726,284	21,035	2.90
Tax-exempt securities: (3)
Other securities	60,971	2,580	4.23		121,412	4,261	3.51		139,704	4,735	3.39
Total tax-exempt securities	60,971	2,580	4.23		121,412	4,261	3.51		139,704	4,735	3.39
Interest-earning deposits and federal funds sold	84,922	1,604	1.89		75,636	1,190	1.57		61,472	526	0.86
Total interest-earning assets	6,582,473	279,498	4.25		6,194,248	257,893	4.16		5,916,073	235,579	3.98
Other assets	365,408				310,350				301,673
Total assets	$6,947,881				$6,504,598				$6,217,746

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$198,374	1,378	0.69		$233,392	1,370	0.59		$292,887	1,808	0.62
NOW accounts	1,434,440	23,553	1.64		1,407,945	15,896	1.13		1,444,944	9,640	0.67
Money market accounts	1,370,038	27,819	2.03		1,164,505	18,707	1.61		908,025	8,151	0.90
Certificate of deposit accounts	1,532,440	35,078	2.29		1,483,026	28,310	1.91		1,390,491	20,579	1.48
Total due to depositors	4,535,292	87,828	1.94		4,288,868	64,283	1.50		4,036,347	40,178	1.00
Mortgagors' escrow accounts	70,209	229	0.33		66,255	214	0.32		61,962	141	0.23
Total interest-bearing deposits	4,605,501	88,057	1.91		4,355,123	64,497	1.48		4,098,309	40,319	0.98
Borrowings	1,251,452	28,959	2.31		1,162,429	25,095	2.16		1,169,791	21,159	1.81
Total interest-bearing liabilities	5,856,953	117,016	2.00		5,517,552	89,592	1.62		5,268,100	61,478	1.17
Non interest-bearing demand deposits	407,450				380,889				348,518
Other liabilities	122,189				71,422				70,828
Total liabilities	6,386,592				5,969,863				5,687,446
Equity	561,289				534,735				530,300
Total liabilities and equity	$6,947,881				$6,504,598				$6,217,746

Net interest income / net interest rate spread (4)		$162,482	2.25%			$168,301	2.54%			$174,101	2.81%

Net interest-earning assets / net interest margin (5)	$725,520		2.47%		$676,696		2.72%		$647,973		2.94%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	X			1.12	X			1.12	X
(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.0 million, $2.1 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, it includes net losses from fair value adjustments in qualifying hedges of $1.7 million for December 31, 2019 and none for the years ended December 31, 2018 and December 31, 2017.
(3)	Interest and yields are calculated on the tax equivalent basis using statutory federal income tax rate of 21% for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income
	Year ended December 31, 2019			Year ended December 31, 2018
	Compared to			Compared to
	Year ended December 31, 2018			Year ended December 31, 2017
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$5,133	$5,121	$10,254	$7,902	$4,278	$12,180
Other loans, net	8,938	(167)	8,771	6,309	4,947	11,256
Mortgage-backed securities	895	(492)	403	345	1,034	1,379
Other securities	3,430	14	3,444	(2,009)	(682)	(2,691)
Tax-Exempt securities	(2,428)	747	(1,681)	(637)	163	(474)
Interest-earning deposits and federal funds sold	156	258	414	145	519	664
Total interest-earning assets	16,124	5,481	21,605	12,055	10,259	22,314

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(215)	223	8	(354)	(84)	(438)
NOW accounts	306	7,351	7,657	(253)	6,509	6,256
Money market accounts	3,677	5,435	9,112	2,783	7,773	10,556
Certificate of deposit accounts	971	5,797	6,768	1,441	6,290	7,731
Mortgagors' escrow accounts	10	5	15	11	62	73
Borrowings	2,026	1,838	3,864	(134)	4,070	3,936
Total interest-bearing liabilities	6,775	20,649	27,424	3,494	24,620	28,114

Net change in net interest income	$9,349	$(15,168)	$(5,819)	$8,561	$(14,361)	$(5,800)

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

General. Net income for the twelve months ended December 31, 2019 was $41.3 million, a decrease of $13.8 million, or 25.07%, compared to $55.1 million for the twelve months ended December 31, 2018. Diluted earnings per common share were $1.44 for the twelve months ended December 31, 2019, a decrease of $0.48, or 25.00%, from $1.92 for the twelve months ended December 31, 2018. Return on average equity decreased to 7.35% for the twelve months ended December 31, 2019, from 10.30% for the prior year. Return on average assets increased to 0.59% for the twelve months ended December 31, 2019 from 0.85% for the prior year.

Interest Income. Interest income increased $22.0 million, or 8.54%, to $279.0 million for the year ended December 31, 2019 from $257.0 million for the year ended December 31, 2018. The increase in interest income was primarily due to an increase of $388.2 million in the average balance of interest-earning assets to $6,582.5 million for the year ended December 31, 2019 from $6,194.2 million for the year ended December 31, 2018, combined with an increase of nine basis points in the yield of interest-earning assets to 4.25% for the year ended December 31, 2019 from 4.16% for the year ended December 31, 2018. The nine basis point increase in the yield of interest-earning assets was primarily due to an increase of $304.1 million in the average balance of higher yielding total loans, net to $5,621.0 million for the year ended December 31, 2019 from $5,317.0 million and a 10 basis point increase in the yield on total loans to 4.48% for the twelve months ended December 31, 2019 from 4.38% from December 31, 2018. The yield on the loan portfolio, excluding prepayment penalty income, increased 15 basis points to 4.43% for the twelve months ended December 31, 2019 from 4.28 % for the twelve months ended December 31, 2018.

Interest Expense. Interest expense increased $27.4 million, or 30.61%, to $117.0 million for the year ended December 31, 2019 from $89.6 million for the year ended December 31, 2018. The increase in interest expense was primarily due to an increase of 38 basis points in the average cost of interest-bearing liabilities to 2.00% for the year ended December 31, 2019 from 1.62% for the year ended December 31, 2018, combined with an increase of $339.4 million in the average balance of interest-bearing liabilities to $5,857.0 million for the year ended December 31, 2019, from $5,517.6 million for the prior year. The 38 basis point increase in the cost of interest-bearing liabilities was primarily due to the Bank raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs.

Net Interest Income. Net interest income for the year ended December 31, 2019 totaled $161.9 million, a decrease of $5.5 million, or 3.27%, from $167.4 million for 2018. The decrease in net interest income was primarily due to a 29 basis point decrease in the net interest spread to 2.25% for the twelve months ended December 31, 2019 from 2.54% for the prior year. The yield on interest-earning assets increased nine basis points to 4.25% for the year ended December 31, 2019, from 4.16% for the year ended December 31, 2018, and the cost of interest-bearing liabilities increased 38 basis point to 2.00% for the year ended December 31, 2019 from 1.62% for the prior year. The net interest margin decreased 25 basis points to 2.47% for the year ended December 31, 2019 from 2.72% for the year ended December 31, 2018. Excluding prepayment penalty income, the net interest margin would have been 2.42% and 2.63% for the years ended December 31, 2019 and 2018, respectively.

Provision for Loan Losses. Provision for loan losses of $2.8 million was recorded for the year ended December 31, 2019, compared to $0.6 million during the prior year. The $2.8 million provision was recorded due to the analysis of the adequacy of the allowance for loan losses indicating that the provision was necessary to maintain the reserve at an appropriate level. During the twelve months ended December 31, 2019, non-accrual loans decreased $3.4 million to $12.8 million from $16.3 million at December 31, 2018. During the twelve months ended December 31, 2019, the Bank recorded net charge-offs totaling $2.0 million primarily due to one business loan relationship. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 26.2% at December 31, 2019. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2019 was $9.5 million, a decrease of $0.9 million, or 8.4%, from $10.3 million for the twelve months ended December 31, 2018. Non-interest income decreased primarily due to an increase in net losses from fair value adjustments of $1.2 million.

Non-Interest Expense. Non-interest expense was $115.3 million for the twelve months ended December 31, 2019, an increase of $3.6 million, or 3.21%, from $111.7 million for the twelve months ended December 31, 2018. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and occupancy and equipment expense due to the growth of the Bank.

Income Tax Provisions. Income tax expense for the year ended December 31, 2019 increased $1.7 million, or 15.94%, to $12.1 million, compared to $10.4 million for the year ended December 31, 2018. The decrease was primarily due to an increase in the effective tax rate to 22.6% for the year ended December 31, 2019 from 15.9% in the prior year partially offset by the $12.2 million decrease in income before income taxes. The increase in the effective tax rate was primarily due to the prior year including the release of previously accrued liability of $3.8 million.

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

Interest Income. Interest income increased $22.4 million, or 9.55%, to $257.0 million for the year ended December 31, 2018 from $234.6 million for the year ended December 31, 2017. The increase in interest income was primarily due to an increase of $278.2 million in the average balance of interest-earning assets to $6,194.2 million for the year ended December 31, 2018 from $5,916.1 million for the year ended December 31, 2017, combined with an increase of 18 basis points in the yield of interest-earning assets to 4.15% for the year ended December 31, 2018 from 3.97% for the year ended December 31, 2017. The 18 basis point increase in the yield of interest-earning assets was primarily due to an increase of $328.4 million in the average balance of higher yielding total loans, net to $5,317.0 million for the year ended December 31, 2018, combined with a decrease of $64.3 million in the average balance of lower yielding total securities to $801.6 million for the year ended December 31, 2018. Additionally, the 18 basis point improvement in the yield of interest-earning assets was aided by an 18 basis point increase in the yield on total loans to 4.38% for the twelve months ended December 31, 2018 from 4.20% from December 31, 2017, coupled with a two basis point increase in the yield on total securities to 2.88% for the year ended December 31, 2018 from 2.86% for the prior year. The 18 basis point increase in the yield on the loan portfolio was primarily due to loan yields repricing upwards. The yield on the loan portfolio, excluding prepayment penalty income, increased 19 basis points to 4.28% for the twelve months ended December 31, 2018 from 4.09 % for the twelve months ended December 31, 2017.

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

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2019, the Bank was able to borrow up to $3,200.0 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2019, the Bank had $1,612.5 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2019, the Bank also has unsecured lines of credit with other commercial banks totaling $100.0 million, with no outstanding amount. In addition, the Holding Company has subordinated debentures with a principal balance totaling $75.0 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $44.4 million (which are both included in Borrowed Funds). (See Note 9 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $49.8 million, a decrease of $68.8 million from December 31, 2018. We also held marketable securities available for sale with a market value of $772.5 million at December 31, 2019.

At December 31, 2019, we had commitments to extend credit (principally real estate mortgage loans) of $44.8 million and open lines of credit for borrowers (principally business lines of credit and home equity loan lines of credit) of $262.3 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and non-interest expense in 2019 were $117.0 million and $115.3 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen to future retirees as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2019, we incurred cash expenditures of $0.1 million for each of the medical and life insurance plans and the non-employee director plan. We did not make a contribution to the employee pension plan in 2019. We expect to pay similar amounts for these plans in 2020. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the FTSE Pension Discount Curve (formerly the Citigroup Pension Liability Index), and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 3.00% for 2019. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2019, our employee pension plan had an unrecognized loss of $2.3 million. At December 31, 2019, the non-employee director plan and the medical and life insurance plan had unrecognized gains of $0.4 million and $0.3 million, respectively, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate and change in the Plan’s mortality table. In addition, the non-employee director pension plan has no unrecognized past service liability due to plan amendments in prior years and the medical and life insurance plan have a $0.2 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive loss in stockholders’ equity, resulting in a reduction of stockholders’ equity of $1.0 million as of December 31, 2019.

The change in the discount rate, the pension plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of the three years ended December 31, 2019. During the years ended December 31, 2019, 2018 and 2017, the actual return on the employee pension plan assets was approximately 372%, 94% and 255%, respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $25.5 million at December 31, 2019, which is $3.1 million more than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2019, funds provided by the Company’s operating activities amounted to $63.8 million. These funds combined with $62.2 million provided from financing activities and $118.6 million in cash and cash equivalents available at the beginning of the period were utilized to fund net investing activities of $194.8 million. The Company’s primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties). During the year ended December 31, 2019, the net total of loan originations and purchases less loan repayments and sales was $206.9 million. During the year ended December 31, 2019, the Company also purchased $176.2 million in securities. During 2019, funds were provided by net increases of $105.4 million and $15.8 million in total deposits and short-term borrowed funds, respectively, and $225.0 million in long-term borrowings. Additionally, funds were provided by $213.3 million in proceeds from maturities, sales, calls and prepayments of securities. The Company also used funds of $257.1 million, $24.1 million, $25.0 million and $2.7 million for the repayment of long-term borrowed funds, dividend payments, purchases of BOLI and treasury stock, respectively, during the year ended December 31, 2019.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2019 was $0.5 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The Holding Company is subject to the same regulatory restrictions on the declaration of dividends as the Bank.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2019 and 2018, the Bank and the Company exceeded each of their four regulatory capital requirements. (See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value under the fair value option. Fair value is considered the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2019, financial assets and financial liabilities with fair values of $14.3 million and $44.4 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale or held-to-maturity. Securities classified as available for sale are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in accumulated other comprehensive loss. Securities held-to-maturity are carried at their amortized cost in the Consolidated Statements of Financial Condition. If any decline in fair value for securities classified available for sale or held-to-maturity is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2019 and 2018, no other-than-temporary impairment charges were recorded.

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

Goodwill Impairment. Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. For the purpose of goodwill impairment testing, management has concluded that Company has one reporting unit. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to determine if a write down of goodwill is required.

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

The Company conducts its annual qualitative impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2019, 2018 and 2017 did not show an impairment of goodwill based on the fair value of the Company.

As of December 31, 2019, the fair value of the reporting unit exceeded its carrying amount by approximately 5%. Volatility in the Company’s stock price can result in the net book value of our reporting unit approximating, or even temporarily exceeding market capitalization, however, the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We qualitatively assess whether the carrying value of our reporting unit exceeds fair value. If this qualitative assessment determines that it is more likely than not that the carrying value exceeds fair value, further qualitative evaluation for impairment would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

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

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Borrowings	$1,237,231	$727,515	$449,336	$15,996	$44,384
Deposits	5,066,424	4,849,135	157,743	59,400	146
Loan commitments	307,080	307,080	—	—	—
Operating lease obligations	57,018	8,113	14,935	14,822	19,148
Purchase obligations	21,951	7,023	10,554	3,897	477
Pension and other postretirement benefits	11,052	540	1,157	1,182	8,173
Deferred compensation plans	17,684	466	932	932	15,354
Total	$6,718,440	$5,899,872	$634,657	$96,229	$87,682

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

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2019, we had commitments to extend credit and lines of credit of $307.1 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2019, the Bank had 20 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 62 and in Notes 19 and 20 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.    Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2019	2018
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$49,787	$118,561
Securities held-to-maturity:
Mortgage-backed securities (include assets pledged of $5,283 and $4,796 at December 31, 2019 and 2018, respectively; fair value of $8,114 and $7,366 at December 31, 2019 and 2018, respectively)	7,934	7,953
Other securities (none pledged; fair value of $53,998 and $22,508 at December 31, 2019 and 2018, respectively)	50,954	24,065
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $212,038 and $152,670 at December 31, 2019 and 2018, respectively; $772 and $967 at fair value pursuant to the fair value option at December 31, 2019 and 2018, respectively)	523,849	557,953
Other securities (including assets pledged of none and $28,871 at December 31, 2019 and 2018, respectively; $13,548 and $12,843 at fair value pursuant to the fair value option at December 31, 2019 and 2018, respectively)	248,651	264,702
Loans, net of fees and costs	5,772,206	5,551,484
Less: Allowance for loan losses	(21,751)	(20,945)
Net loans	5,750,455	5,530,539
Interest and dividends receivable	25,722	25,485
Bank premises and equipment, net	28,676	30,418
Federal Home Loan Bank of New York stock, at cost	56,921	57,282
Bank owned life insurance	157,713	131,788
Goodwill	16,127	16,127
Other real estate owned, net	239	—
Right of Use Asset	41,254	—
Other assets	59,494	69,303
Total assets	$7,017,776	$6,834,176

Liabilities
Due to depositors:
Non-interest bearing	$435,072	$413,747
Interest-bearing	4,586,977	4,502,176
Total Due to depositors	5,022,049	4,915,923
Mortgagors' escrow deposits	44,375	44,861
Borrowed funds:
Federal Home Loan Bank advances	1,118,528	1,134,993
Subordinated debentures	74,319	74,001
Junior subordinated debentures, at fair value	44,384	41,849
Total borrowed funds	1,237,231	1,250,843
Operating lease liability	49,367	—
Other liabilities	85,082	73,085
Total liabilities	6,438,104	6,284,712

Commitments and contingencies (Note 16)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at December 31, 2019 and 2018; 28,157,206 shares and 27,983,637 shares outstanding at December 31, 2019 and 2018, respectively)	315	315
Additional paid-in capital	226,691	222,720
Treasury stock, at average cost (3,373,389 shares and 3,546,958 at December 31, 2019 and 2018, respectively)	(71,487)	(75,146)
Retained earnings	433,960	414,327
Accumulated other comprehensive loss, net of taxes	(9,807)	(12,752)
Total stockholders' equity	579,672	549,464

Total liabilities and stockholders' equity	$7,017,776	$6,834,176

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$251,744	$232,719	$209,283
Interest and dividends on securities:
Interest	25,535	23,022	24,489
Dividends	73	67	287
Other interest income	1,604	1,190	526
Total interest and dividend income	278,956	256,998	234,585
Interest expense
Deposits	88,057	64,497	40,319
Other interest expense	28,959	25,095	21,159
Total interest expense	117,016	89,592	61,478
Net interest income	161,940	167,406	173,107
Provision for loan losses	2,811	575	9,861
Net interest income after provision for loan losses	159,129	166,831	163,246
Non-interest income
Banking services fee income	3,723	4,030	4,156
Net gain on sale of loans	870	168	603
Net loss on sale of securities	(15)	(1,920)	(186)
Net gain on sale of assets	770	1,141	—
Net loss from fair value adjustments	(5,353)	(4,122)	(3,465)
Federal Home Loan Bank of New York stock dividends	3,589	3,576	3,081
Life insurance proceeds	462	2,998	1,405
Bank owned life insurance	3,534	3,099	3,227
Other income	1,891	1,367	1,541
Total non-interest income	9,471	10,337	10,362
Non-interest expense
Salaries and employee benefits	67,765	64,560	62,087
Occupancy and equipment	11,328	10,079	10,409
Professional services	8,358	8,360	7,500
FDIC deposit insurance	869	2,115	1,815
Data processing	5,878	5,663	5,238
Depreciation and amortization of bank premises and equipment	5,930	5,792	4,832
Other real estate owned / foreclosure expense (benefit)	204	(94)	404
Net gain from sales of real estate owned	—	(27)	(50)
Other operating expenses	14,937	15,235	15,239
Total non-interest expense	115,269	111,683	107,474
Income before income taxes	53,331	65,485	66,134
Provision for income taxes
Federal	10,439	8,574	22,844
State and local	1,613	1,821	2,169
Total provision for income taxes	12,052	10,395	25,013
Net income	$41,279	$55,090	$41,121
Basic earnings per common share	$1.44	$1.92	$1.41
Diluted earnings per common share	$1.44	$1.92	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2019	2018	2017
	(in thousands)

Net income	$41,279	$55,090	$41,121
Other comprehensive income (loss), net of tax:
Amortization of prior service credits, net of taxes of $26, $12 and $12 for the years ended December 31, 2019, 2018 and 2017, respectively	(59)	(27)	(33)
Amortization of net actuarial losses, net of taxes of ($40), ($167) and ($249) for the years ended December 31, 2019, 2018 and 2017, respectively	88	363	356
Unrecognized actuarial gains (losses), net of taxes of ($290), ($1,162) and ($146) for the years ended December 31, 2019, 2018 and 2017, respectively	661	2,484	485
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($5,211), $4,473 and $1,783 for the years ended December 31, 2019, 2018 and 2017, respectively	11,657	(10,127)	(1,771)
Reclassification adjustment for net losses included in net income, net of taxes of ($5), ($595) and ($78) for the years ended December 31, 2019, 2018 and 2017, respectively	10	1,325	108
Net unrealized (loss) gain on cash flow hedges, net of taxes of $4,353, ($1,538) and ($179) for the years ended December 31, 2019, 2018 and 2017, respectively	(9,567)	3,423	231
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($74) and ($35) for the years ended December 31, 2019 and 2018, respectively	155	87	—

Total other comprehensive income (loss), net of tax	2,945	(2,472)	(624)

Comprehensive net income	$44,224	$52,618	$40,497

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
		Common	Paid-in	Treasury	Retained	Accumulated Other
	Total	Stock	Capital	Stock	Earnings	Comprehensive Loss
	(Dollars in thousands, except per share data)

Balance at December 31, 2016	$513,853	$315	$214,462	$(53,754)	$361,192	$(8,362)

Net Income	41,121	—	—	—	41,121	—
Award of common shares released from Employee Benefit Trust (118,371 shares)	2,512	—	2,512	—	—	—
Vesting of restricted stock unit awards (284,595 shares)	—	—	(5,052)	5,323	(271)	—
Exercise of stock options (4,400 shares)	—	—	(6)	46	(40)	—
Stock-based compensation expense	5,990	—	5,990	—	—	—
Purchase of treasury shares (241,625 shares)	(6,666)	—	—	(6,666)	—	—
Repurchase of shares to satisfy tax obligation (90,779 shares)	(2,624)	—	—	(2,624)	—	—
Dividends on common stock ($0.72 per share)	(20,954)	—	—	—	(20,954)	—
Other comprehensive loss, net of tax	(624)	—	—	—	—	(624)
Balance at December 31, 2017	532,608	315	217,906	(57,675)	381,048	(8,986)

Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	—	—	—	—	2,073	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	—	—	—	—	(779)	779
Net income	55,090	—	—	—	55,090	—
Award of common shares released from Employee Benefit Trust (129,601 shares)	2,728	—	2,728	—	—	—
Vesting of restricted stock unit awards (258,567 shares)	—	—	(4,929)	5,104	(175)	—
Exercise of stock options (900 shares)	6	—	(1)	10	(3)	—
Stock-based compensation expense	7,016	—	7,016	—	—	—
Purchase of treasury shares (787,069 shares)	(20,438)	—	—	(20,438)	—	—
Repurchase of shares to satisfy tax obligation (76,698 shares)	(2,147)	—	—	(2,147)	—	—
Dividends on common stock ($0.80 per share)	(22,927)	—	—	—	(22,927)	—
Other comprehensive loss, net of tax	(2,472)	—	—	—	—	(2,472)
Balance at December 31, 2018	549,464	315	222,720	(75,146)	414,327	(12,752)

Impact of adoption of ASC 842 - Leases	2,716	—	—	—	2,716	—
Net income	41,279	—	—	—	41,279	—
Award of shares released from Employee Benefit Trust (154,746 shares)	2,307	—	2,307	—	—	—
Vesting of restricted stock unit awards (297,559 shares)	—	—	(6,099)	6,309	(210)	—
Exercise of stock options (300 shares)	3	—	—	6	(3)	—
Stock-based compensation expense	7,763	—	7,763	—	—	—
Purchase of treasury shares (40,000 shares)	(771)	—	—	(771)	—	—
Repurchase of shares to satisfy tax obligation (84,290 shares)	(1,885)	—	—	(1,885)	—	—
Dividends on common stock ($0.84 per share)	(24,149)	—	—	—	(24,149)	—
Other comprehensive income, net of tax	2,945	—	—	—	—	2,945
Balance at December 31, 2019	$579,672	$315	$226,691	$(71,487)	$433,960	$(9,807)

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2019	2018	2017
	(In thousands)
Operating Activities
Net income	$41,279	$55,090	$41,121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,811	575	9,861
Depreciation and amortization of premises and equipment	5,930	5,792	4,832
Net gain on sales of loans	(870)	(168)	(603)
Net loss on sales of securities	15	1,920	186
Net gain on sales of OREO	—	(27)	(50)
Net gain on sales of assets	(770)	(1,141)	—
Amortization of premium, net of accretion of discount	7,110	8,146	7,509
Fair value adjustments for financial assets and financial liabilities	5,353	4,122	3,465
Net loss from fair value adjustments of qualifying hedges	1,677	—	—
Income from bank owned life insurance	(3,534)	(3,099)	(3,227)
Life insurance proceeds	(462)	(2,998)	(1,405)
Stock-based compensation expense	7,763	7,016	5,990
Deferred compensation	(3,078)	(3,061)	(4,154)
Deferred income tax (benefit) provision	(3,895)	(2,664)	8,735
Decrease in other assets	706	824	5,205
Increase in other liabilities	3,735	6,976	6,061
Net cash provided by operating activities	63,770	77,303	83,526
Investing Activities
Purchases of premises and equipment	(4,213)	(5,409)	(9,434)
Net purchases (redemptions) of Federal Home Loan Bank-NY shares	361	2,807	(916)
Purchases of securities held-to-maturity	(30,030)	(2,653)	(9,030)
Proceeds from calls of securities held-to-maturity	2,568	1,130	15,870
Proceeds from prepayments of securities held-to-maturity	583	377	—
Purchases of securities available for sale	(146,183)	(305,059)	(161,939)
Proceeds from sales and calls of securities available for sale	65,493	128,474	194,799
Proceeds from maturities and prepayments of securities available for sale	144,673	73,968	76,230
Proceeds from sale of assets	813	1,184	—
Purchase of bank owned life insurance	(25,000)	—	—
Proceeds from life insurance	3,071	6,165	5,284
Net originations of loans	(800)	(111,351)	(225,449)
Purchases of loans	(221,222)	(282,703)	(196,456)
Proceeds from sale of loans	15,117	14,410	56,344
Proceeds from sale of OREO, net	—	665	583
Net cash used in investing activities	(194,769)	(477,995)	(254,114)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2019	2018	2017
	(In thousands)
Financing Activities
Net increase in non interest-bearing deposits	$21,325	$28,478	$52,106
Net increase in interest-bearing deposits	84,540	546,322	122,563
Net (decrease) increase in mortgagors' escrow deposits	(486)	2,255	2,390
Net proceeds from short-term borrowed funds	15,750	165,250	92,000
Proceeds from long-term borrowings	225,000	40,996	230,000
Repayment of long-term borrowings	(257,102)	(270,088)	(282,538)
Purchases of treasury stock	(2,656)	(22,585)	(9,290)
Proceeds from issuance of common stock upon exercise of stock options	3	6	—
Cash dividends paid	(24,149)	(22,927)	(20,954)
Net cash provided by financing activities	62,225	467,707	186,277
Net (decrease) increase in cash and cash equivalents	(68,774)	67,015	15,689
Cash and cash equivalents, beginning of year	118,561	51,546	35,857
Cash and cash equivalents, end of year	$49,787	$118,561	$51,546
Supplemental Cash Flow Disclosure
Interest paid	$115,616	$85,112	$59,868
Income taxes paid	15,369	6,616	23,899
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	15,403	7,245	25,450
Non-cash activities:
Loans transferred to other real estate owned	239	673	—
Loans held for investment transferred to loans held for sale	—	—	30,565
Securities transferred to other assets	—	—	7,000
Right-of-use assets	42,869	—	—
Operating lease liabilities	51,780
Reclassification of the income tax effects of Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings	—	2,073	—

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2019, 2018 and 2017

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

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through twenty full-service banking offices, eight of which are located in Queens County, four in Nassau County, five in Kings County (Brooklyn), and three in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2019 and 2018, the Company’s cash and cash equivalents totaled $49.8 million and $118.6 million, respectively. Included in cash and cash equivalents at those dates were $36.5 million and $105.8 million, respectively, in interest-earning deposits in other financial institutions, primarily due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The Bank is required to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement is included in cash and cash equivalents and totaled $14.4 million and $4.4 million at December 31, 2019 and 2018, respectively.

Securities:

Securities are classified as held-to-maturity when management intends to hold the securities until maturity. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than OTTI which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as part of accumulated other comprehensive loss, net of taxes. In estimating OTTI management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. OTTI losses for debt securities are measured using a discounted cash flow model. See Note 6, “Securities,” for additional information regarding OTTI for debt securities. The Company recorded tax exempt interest income totaling $2.0 million, $3.4 million and $3.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Goodwill:

Goodwill is presumed to have an indefinite life and is tested annually for impairment, or more frequently when certain conditions are met. If the fair value of the reporting unit is greater than the carrying value, no further evaluation is required. If the fair value of the reporting unit is less than the carrying value, further evaluation would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the qualitative assessment in reviewing the carrying value of goodwill as of December 31, 2019, 2018 and 2017, concluding that there was no goodwill impairment. At December 31, 2019 and 2018, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

The Company may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2019 and 2018 were performing loans that did not display credit deterioration from origination at the time of purchase and therefore were not considered impaired when purchased.

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

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. The allowance for loan losses consists of specific reserve and general reserve components. The specific component relates to loans that are classified as impaired. An unallocated component may at times be maintained to cover uncertainties that could affect management’s estimate of probable losses. When necessary an unallocated component of the allowance will reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The allowance is established through charges to earnings in the form of a provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

In calculating the general reserve, management considers quantitative loss factors and qualitative loss factors, including historical loan loss experience, current economic conditions, delinquency and non-accrual trends, classified loan levels, risk in the portfolio and volumes and trends in loan types, recent trends in charge-offs, changes in underwriting standards, experience, ability and depth of the Company’s lenders, collection policies and experience, internal loan review function and other external factors.  The determination of the qualitative loss factors involves significant estimates and subjective assumptions which require a high degree of management’s judgment.

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

In prior years we segregated our loans into two portfolios based on year of origination. One portfolio was reviewed for loans originated after December 31, 2009 and a second portfolio for loans originated prior to January 1, 2010. That segregation was based on changes made in our underwriting standards during 2009. Beginning in 2018, the ALL calculation no longer segregates loans by origination year. Additionally, during 2018 we updated our methodology by expanding the look-back period of historical losses used in the calculation of the quantitative component of the allowance from three years to five years and incorporated recoveries into our loss history. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the ALL on a quarterly basis.

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

The allocation of a portion of the ALL for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2019, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the ALL.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2019 and 2018, there were no loans classified as held for sale.

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

Other Real Estate Owned:

OREO consists of property acquired through foreclosure. At the time of foreclosure these properties are acquired at fair value and subsequently carried at the lower of cost or fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount, the difference is recognized as a charge to the ALL. Further decreases to the estimated value will be recorded directly to the Consolidated Statements of Income. Included within net loans as of December 31, 2019 and 2018, was a recorded investment of $6.6 million and $7.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction. There was no OREO at December 31, 2018. At December 31, 2019, the company held one OREO for $0.2 million.

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

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Company a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Company is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Company’s borrowing levels. The Company carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2019, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2019.

Income Taxes:

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax basis of the various balance sheet assets and liabilities. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards. A valuation allowance is recognized to reduce the potential deferred tax asset, if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized. Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount to recognize. An uncertain tax position is measured at the amount that management believes has a greater than 50% likelihood of realization upon settlement. The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

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

Derivatives:

Derivatives are recorded on the Consolidated Statements of Financial Condition at fair value on a gross basis in “Other assets” and/or “Other liabilities”. The accounting for changes in value of a derivative depends on the type of hedge and on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings and included in Net loss from fair value adjustments on the Consolidated Statements of Income.

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed at least quarterly. For cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as a component of accumulated other comprehensive income or loss, net of tax, and subsequently reclassified into earnings when the hedged transaction effects earnings. For fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings on the same line as hedged item. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. Changes in the fair value of derivatives are disclosed in the Consolidated Statements of Cash Flows within operating activities in the line items Fair Value Adjustment for Financial Assets and Financial Liabilities and net loss from fair value adjustments on qualifying hedges.

Leases:

The Company has 21 operating leases for branches (including headquarters) and office spaces, nine operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from two months to approximately 12 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense totaled $7.6 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for the year ended December 31, 2019. The Company has one agreement that qualifies as a short-term lease with expense totaling $0.1 million for the year ended December 31, 2019, included in Professional services on the Consolidated Statements of Income. The Company has $1.0 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for the year ended December 31, 2019. At December 31, 2019, the weighted-average remaining lease term for our operating leases is approximately eight years and the weighted average discount rate is 3.8%. Our lease agreements do not contain any residual value guarantees. At December 31, 2019, the Company is evaluating the lease portfolio to assess present and future contracts, including but not limited to, real estate, vehicles and equipment.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2032.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes (i) unrealized gains and losses on securities available for sale and reclassification adjustments for realized gains and losses on securities available for sale; (ii) unrealized gains and losses on derivatives in cash flow hedge relationships and reclassifications of deferred gains and losses when the hedge item impacts earnings; (iii) adjustments to net periodic pension costs; and (iv) changes in the fair value of instrument-specific credit risk from the Company’s liabilities carried at fair value pursuant to the fair value option.

Segment Reporting:

Management views the Company as operating as a single unit, a community bank. Therefore, segment information is not provided.

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.2 million, $2.2 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2019	2018	2017
	(In thousands, except per share data)
Net income, as reported	$41,279	$55,090	$41,121
Divided by:
Weighted average common shares outstanding	28,709	28,709	29,080
Weighted average common stock equivalents	—	1	2
Total weighted average common shares outstanding and common stock equivalents	28,709	28,710	29,082
Basic earnings per common share	$1.44	$1.92	$1.41
Diluted earnings per common share	$1.44	$1.92	$1.41
Dividend Payout ratio	58.3%	41.7%	51.1%

There were no options that were anti-dilutive for the years ended December 31, 2019, 2018 and 2017.

3. Loans and Allowance for Loan Losses

The composition of loans is as follows at December 31:

	2019	2018
	(In thousands)
Multi-family residential	$2,238,591	$2,269,048
Commercial real estate	1,582,008	1,542,547
One-to-four family ― mixed-use property	592,471	577,741
One-to-four family ― residential	188,216	190,350
Co-operative apartments	8,663	8,498
Construction	67,754	50,600
Small Business Administration	14,445	15,210
Taxi medallion	3,309	4,539
Commercial business and other	1,061,478	877,763
Gross loans	5,756,935	5,536,296
Net unamortized premiums and unearned loan fees	15,271	15,188
Total loans, net of fees and costs	$5,772,206	$5,551,484

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 84.8% and 84.7% of our gross loans at December 31, 2019 and 2018, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our provision for loan losses and to maintain an ALL as a percentage of total loans in excess of the allowance currently maintained. At December 31, 2019, we were servicing $32.5 million of mortgage loans and $15.8 million of SBA loans for others.

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

To minimize the risks involved in the origination of multi-family residential, commercial real estate and commercial business and other loans, the Company adheres to defined underwriting standards, which include reviewing the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. We generally originate these loans up to a maximum of 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Bank’s Board of Directors or the Loan Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. Additionally, for commercial business and other loans which are not secured by improved properties, the Bank will secure these loans with business assets, including accounts receivables, inventory and real estate and generally require personal guarantees.

The following tables show loans modified and classified as TDR during the periods indicated:

	For the year ended
	December 31, 2019
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	3	$951	Loan amortization extension.
Total	3	$951

	For the year ended
	December 31, 2018
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	1	$1,620	Loan amortization extension.
Total	1	$1,620

	For the year ended
	December 31, 2017
(Dollars in thousands)	Number	Balance	Modification description

Taxi medallion	10	$6,741	Four loans received a below market interest rate and the loan amortization was extended. Six loans had loan amortization extensions.
Total	10	$6,741

The recorded investment of the loans modified and classified as TDR, presented in the tables above, were unchanged as there was no principal forgiven in these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	December 31, 2019		December 31, 2018
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment
Multi-family residential	7	$1,873	7	$1,916
One-to-four family - mixed-use property	4	1,481	5	1,692
One-to-four family - residential	3	531	3	552
Taxi medallion	7	1,668	15	3,926
Commercial business and other	3	941	1	279
Total performing	24	$6,494	31	$8,365

During the year ended December 31, 2019, there were no defaults of TDR loans within 12 months of their modification date. During the year ended December 31, 2018, one commercial business and other loan which was modified as a TDR in 2018 was transferred to non-performing status, as it was no longer performing according to its modified terms. During the year ended December 31, 2019, four taxi medallion loans totaling $1.1 million were transferred to non-performing status, four taxi medallion loans totaling $0.9 million were paid-off, recording a recovery of $0.1 million and one commercial business loan for $0.3 million was transferred to non-performing status. During the year ended December 31, 2018, we sold one commercial real estate TDR loan totaling $1.8 million, for a loss of $0.3 million, four taxi medallion TDR loan’s paid-off totaling $1.4 million and one taxi medallion loan for $0.1 million was foreclosed and is included in other assets. Taxi medallion loans in the table above continue to pay as agreed, however the Company records interest received on a cash basis.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2019		December 31, 2018
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment
Multi-family residential	—	$—	1	$388
Taxi medallion	4	1,065	—	—
Commercial business and other	1	279	1	1,397
Total TDR's that subsequently defaulted	5	$1,344	2	$1,785

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(In thousands)	2019	2018
Loans ninety days or more past due and still accruing:
Multi-family residential	$445	$—
Total	445	—
Non-accrual mortgage loans:
Multi-family residential	2,296	2,410
Commercial real estate	367	1,379
One-to-four family mixed-use property	274	928
One-to-four family residential	5,139	6,144
Total	8,076	10,861
Non-accrual non-mortgage loans:
Small Business Administration	1,151	1,267
Taxi medallion (1)	1,641	613
Commercial business and other (1)	1,945	3,512
Total	4,737	5,392
Total non-accrual loans	12,813	16,253
Total non-performing loans	$13,258	$16,253

(1)	Not included in the above analysis are non-accrual performing TDR taxi medallions loans totaling $1.7 million in 2019 and $3.9 million in 2018 and non-accrual performing TDR commercial business loans totaling $0.9 million in 2019.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2019	2018	2017
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,546	$1,604	$1,705
Less: Interest income included in the results of operations	418	623	619
Total foregone interest	$1,128	$981	$1,086

The following table shows by delinquency an analysis of our recorded investment in loans at December 31, 2019:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$4,042	$1,563	$2,741	$8,346	$2,230,245	$2,238,591
Commercial real estate	—	4,941	367	5,308	1,576,700	1,582,008
One-to-four family - mixed-use property	1,117	496	274	1,887	590,584	592,471
One-to-four family - residential	720	1,022	5,139	6,881	181,335	188,216
Co-operative apartments	—	—	—	—	8,663	8,663
Construction loans	—	—	—	—	67,754	67,754
Small Business Administration	—	—	1,151	1,151	13,294	14,445
Taxi medallion	—	—	1,065	1,065	2,244	3,309
Commercial business and other	2,340	5	1,945	4,290	1,057,188	1,061,478
Total	$8,219	$8,027	$12,682	$28,928	$5,728,007	$5,756,935

The following table shows by delinquency an analysis of our recorded investment in loans at December 31, 2018:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$1,887	$339	$2,410	$4,636	$2,264,412	$2,269,048
Commercial real estate	379	—	1,379	1,758	1,540,789	1,542,547
One-to-four family - mixed-use property	1,003	322	928	2,253	575,488	577,741
One-to-four family - residential	1,564	—	6,144	7,708	182,642	190,350
Co-operative apartments	—	—	—	—	8,498	8,498
Construction loans	—	730	—	730	49,870	50,600
Small Business Administration	774	68	1,267	2,109	13,101	15,210
Taxi medallion	—	—	—	—	4,539	4,539
Commercial business and other	1,306	281	2,216	3,803	873,960	877,763
Total	$6,913	$1,740	$14,344	$22,997	$5,513,299	$5,536,296

The following tables show the activity in the allowance for loan losses for the periods indicated:

	For the year ended December 31, 2019
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	Taxi	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$—	$329	$418	$—	$7,591	$20,945
Charge-off's	(190)	—	(89)	(113)	—	—	—	—	(2,386)	(2,778)
Recoveries	44	37	197	13	—	—	60	134	288	773
Provision (benefit)	(139)	77	(158)	107	—	112	(115)	(134)	3,061	2,811
Ending balance	$5,391	$4,429	$1,817	$756	$—	$441	$363	$—	$8,554	$21,751

	For the year ended December 31, 2018
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	Taxi	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$—	$68	$669	$—	$5,521	$20,351
Charge-off's	(99)	—	(3)	(1)	—	—	(392)	(393)	(44)	(932)
Recoveries	6	—	136	569	—	—	51	143	46	951
Provision (benefit)	(54)	(328)	(811)	(901)	—	261	90	250	2,068	575
Ending balance	$5,676	$4,315	$1,867	$749	$—	$329	$418	$—	$7,591	$20,945

	For the year ended December 31, 2017
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	medallion	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	Taxi	other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,923	$4,487	$2,903	$1,015	$—	$92	$481	$2,243	$4,492	$593	$22,229
Charge-off's	(454)	(4)	(39)	(415)	—	—	(212)	(11,283)	(65)	—	(12,472)
Recoveries	300	96	108	91	—	—	80	—	58	—	733
Provision (benefit)	54	64	(427)	391	—	(24)	320	9,040	1,036	(593)	9,861
Ending balance	$5,823	$4,643	$2,545	$1,082	$—	$68	$669	$—	$5,521	$—	$20,351

The following tables show the manner in which loans were evaluated for impairment at the periods indicated:

	At December 31, 2019
			One-to-four	One-to-four					Commercial
	Multi-family	Commercial	family - mixed -	family -	Co-operative	Construction	Small Business		business and
(in thousands)	residential	real estate	use property	residential	apartments	loans	Administration	Taxi medallion	other	Total
Financing Receivables:
Ending Balance	$2,238,591	$1,582,008	$592,471	$188,216	$8,663	$67,754	$14,445	$3,309	$1,061,478	$5,756,935
Ending balance: individually evaluated for impairment	$4,169	$367	$1,761	$5,941	$—	$—	$1,151	$3,309	$2,886	$19,584
Ending balance: collectively evaluated for impairment	$2,234,422	$1,581,641	$590,710	$182,275	$8,663	$67,754	$13,294	$—	$1,058,592	$5,737,351

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$92	$—	$45	$46	$—	$—	$—	$—	$132	$315
Ending balance: collectively evaluated for impairment	$5,299	$4,429	$1,772	$710	$—	$441	$363	$—	$8,422	$21,436

	At December 31, 2018
			One-to-four	One-to-four					Commercial
	Multi-family	Commercial	family - mixed	family -	Co-operative	Construction	Small Business		business and
(in thousands)	residential	real estate	use property	residential	apartments	loans	Administration	Taxi medallion	other	Total
Financing Receivables:
Ending Balance	$2,269,048	$1,542,547	$577,741	$190,350	$8,498	$50,600	$15,210	$4,539	$877,763	$5,536,296
Ending balance: individually evaluated for impairment	$4,500	$1,435	$3,098	$6,889	$—	$—	$1,267	$4,539	$3,791	$25,519
Ending balance: collectively evaluated for impairment	$2,264,548	$1,541,112	$574,643	$183,461	$8,498	$50,600	$13,943	$—	$873,972	$5,510,777

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$100	$—	$143	$51	$—	$—	$—	$—	$866	$1,160
Ending balance: collectively evaluated for impairment	$5,576	$4,315	$1,724	$698	$—	$329	$418	$—	$6,725	$19,785

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses for loans that were considered impaired at:

	December 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$2,919	$2,919	$—	$3,225	$3,568	$—
Commercial real estate	367	367	—	1,435	1,435	—
One-to-four family mixed-use property	921	924	—	1,913	2,113	—
One-to-four family residential	5,558	5,615	—	6,490	6,643	—
Non-mortgage loans:
Small Business Administration	1,151	1,421	—	1,267	1,609	—
Taxi medallion	3,309	9,527	—	4,539	12,788	—
Commercial business and other	1,945	1,945	—	—	—	—

Total loans with no related allowance recorded	16,170	22,718	—	18,869	28,156	—

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,250	1,250	92	1,275	1,275	100
One-to-four family mixed-use property	840	840	45	1,185	1,185	143
One-to-four family residential	383	383	46	399	399	51
Commercial business and other	941	941	132	3,791	3,791	866

Total loans with an allowance recorded	3,414	3,414	315	6,650	6,650	1,160

Total Impaired Loans:
Total mortgage loans	$12,238	$12,298	$183	$15,922	$16,618	$294

Total non-mortgage loans	$7,346	$13,834	$132	$9,597	$18,188	$866

The following table shows our average recorded investment and interest income recognized for loans that were considered impaired for the years ended:

	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$3,155	$36	$3,957	$76	$3,260	$80
Commercial real estate	1,081	15	4,334	176	6,187	300
One-to-four family mixed-use property	1,719	67	3,298	125	5,104	168
One-to-four family residential	5,866	7	7,603	33	9,865	108
Construction	190	—	183	10	596	22
Non-mortgage loans:
Small Business Administration	1,204	—	711	33	207	11
Taxi medallion	3,761	171	5,865	313	4,537	161
Commercial business and other	1,398	—	10,170	792	1,267	98

Total loans with no related allowance recorded	18,374	296	36,121	1,558	31,023	948

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,263	72	1,741	96	2,348	136
Commercial real estate	—	—	—	—	2,026	95
One-to-four family mixed-use property	975	34	1,201	54	1,341	65
One-to-four family residential	391	16	405	16	420	16
Non-mortgage loans:
Taxi medallion	—	—	—	—	10,997	166
Commercial business and other	1,446	—	1,178	25	375	22

Total loans with an allowance recorded	4,075	122	4,525	191	17,507	500

Total Impaired Loans:
Total mortgage loans	$14,640	$247	$22,722	$586	$31,147	$990

Total non-mortgage loans	$7,809	$171	$17,924	$1,163	$17,383	$458

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2019:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$1,563	$2,743	$—	$—	$4,306
Commercial real estate	5,525	367	—	—	5,892
One-to-four family - mixed-use property	1,585	453	—	—	2,038
One-to-four family - residential	1,095	5,787	—	—	6,882
Small Business Administration (1)	55	85	—	—	140
Taxi medallion	—	3,309	—	—	3,309
Commercial business and other	3,924	11,289	266	—	15,479
Total loans	$13,747	$24,033	$266	$—	$38,046

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2018:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$2,498	$4,166	$—	$—	$6,664
Commercial real estate	381	4,051	—	—	4,432
One-to-four family - mixed-use property	1,199	2,034	—	—	3,233
One-to-four family - residential	557	6,665	—	—	7,222
Construction loans	730	—	—	—	730
Small Business Administration (1)	481	139	—	—	620
Taxi medallion	—	4,539	—	—	4,539
Commercial business and other	730	21,348	3,512	—	25,590
Total loans	$6,576	$42,942	$3,512	$—	$53,030
(1)	Balance reported net of SBA Guaranteed portion.

4. Loans held for sale

At December 31, 2019 and 2018, the Company did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2019

(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	5	$2,115	$—	$367
Commercial real estate	2	6,800	—	383
One-to-four family - mixed-use property	3	885	(1)	6
Commercial business and other	1	3,248	—	—
Total	11	$13,048	$(1)	$756
Performing loans
Small Business Administration	3	$2,069	$—	$114
Total	3	$2,069	$—	$114

	For the year ended December 31, 2018
			Net (charge-offs)
(Dollars in thousands)	Loans sold	Proceeds	recoveries	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	4	$1,559	$—	$—
Commercial real estate	4	6,065	—	(235)
One-to-four family - mixed-use property	2	725	(4)	—
One-to-four family - residential	2	390	72	10
Total	12	$8,739	$68	$(225)
Performing loans
Small Business Administration	9	$5,671	$—	$393
Total	9	$5,671	$—	$393

	For the year ended December 31, 2017
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	3	$872	$—	$38
Commercial real estate	5	1,821	(4)	34
One-to-four family - mixed-use property	9	3,523	(33)	343
Total	17	$6,216	$(37)	$415
Performing loans
Multi-family residential	12	$18,784	$—	$(36)
Commercial real estate	7	26,283	—	(28)
Small Business Administration	8	5,061	—	252
Total	27	$50,128	$—	$188

5. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$—	$—	$533
Additions	239	638	—
Sales	—	(638)	(533)
Balance at end of year	$239	$—	$—

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods presented:

	For the years ended December 31,
	2019	2018	2017
	(In thousands)
Gross gains	$—	$27	$50
Gross losses	—	—	—
Write-down of carrying value	—	—	—
Total income	$—	$27	$50

6. Securities

The Company did not hold any trading securities at December 31, 2019 and 2018. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$50,954	$53,998	$3,044	$—
Total municipals	50,954	53,998	3,044	—

FNMA	7,934	8,114	180	—
Total mortgage-backed securities	7,934	8,114	180	—
Total	$58,888	$62,112	$3,224	$—

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2018:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$24,065	$22,508	$—	$1,557
Total municipals	24,065	22,508	—	1,557

FNMA	7,953	7,366	—	587
Total mortgage-backed securities	7,953	7,366	—	587
Total	$32,018	$29,874	$—	$2,144

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$130,000	$123,050	$—	$6,950
Municipals	12,797	12,916	119	—
Mutual funds	12,216	12,216	—	—
Collateralized loan obligations	100,349	99,137	—	1,212
Other	1,332	1,332	—	—
Total other securities	256,694	248,651	119	8,162
REMIC and CMO	348,236	348,989	2,193	1,440
GNMA	653	704	51	—
FNMA	104,235	104,882	1,073	426
FHLMC	68,476	69,274	871	73
Total mortgage-backed securities	521,600	523,849	4,188	1,939
Total securities available for sale	$778,294	$772,500	$4,307	$10,101

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2018:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Corporate	$130,000	$118,535	$—	$11,465
Municipals	46,231	46,574	343	—
Mutual funds	11,586	11,586	—	—
Collateralized loan obligations	88,396	86,751	—	1,645
Other	1,256	1,256	—	—
Total other securities	277,469	264,702	343	13,110
REMIC and CMO	382,632	376,340	885	7,177
GNMA	785	826	41	—
FNMA	94,069	91,693	72	2,448
FHLMC	90,377	89,094	113	1,396
Total mortgage-backed securities	567,863	557,953	1,111	11,021
Total securities available for sale	$845,332	$822,655	$1,454	$24,131

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at December 31, 2019 and 2018.

The corporate securities held by the Company at December 31, 2019 and 2018 are issued by U.S. banking institutions.

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at December 31, 2019, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$180	$180
Due after ten years	50,774	53,818
Total other securities	50,954	53,998
Mortgage-backed securities	7,934	8,114
Total securities held-to-maturity	$58,888	$62,112

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2019, by contractual maturity, are shown below.

	Amortized
	Cost	Fair Value
	(In thousands)
Due after one year through five years	$10,000	$9,820
Due after five years through ten years	137,918	131,051
Due after ten years	96,560	95,564
Total other securities	244,478	236,435
Mutual funds	12,216	12,216
Mortgage-backed securities	521,600	523,849
Total securities available for sale	$778,294	$772,500

The following table shows the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019.

		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for sale securities
Corporate	16	$123,050	$6,950	$—	$—	$123,050	$6,950
CLO	13	99,137	1,212	25,451	108	73,686	1,104
Total other securities	29	222,187	8,162	25,451	108	196,736	8,054

REMIC and CMO	23	120,989	1,440	102,384	1,117	18,605	323
GNMA	1	49	—	49	—	—	—
FNMA	8	67,618	426	19,073	138	48,545	288
FHLMC	1	30,200	73	—	—	30,200	73
Total mortgage-backed securities	33	218,856	1,939	121,506	1,255	97,350	684
Total securities available for sale	62	$441,043	$10,101	$146,957	$1,363	$294,086	$8,738

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018.

		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,940	$1,557	$—	$—	$19,940	$1,557
Total other securities	1	19,940	1,557	—	—	19,940	1,557

FNMA	1	7,366	587	—	—	7,366	587
Total mortgage-backed securities	1	7,366	587	—	—	7,366	587

Total securities held-to-maturity	2	$27,306	$2,144	$—	$—	$27,306	$2,144

Available for sale securities
Corporate	16	$118,535	$11,465	$19,113	$888	$99,422	$10,577
Municipals	3	4,220	—	4,220	—	—	—
CLO	11	86,752	1,645	86,752	1,645	—	—
Total other securities	30	209,507	13,110	110,085	2,533	99,422	10,577

REMIC and CMO	39	243,756	7,177	17,308	200	226,448	6,977
GNMA	1	51	—	51	—	—	—
FNMA	14	85,046	2,448	6,372	17	78,674	2,431
FHLMC	3	51,288	1,396	10,116	95	41,172	1,301
Total mortgage-backed securities	57	380,141	11,021	33,847	312	346,294	10,709
Total securities available for sale	87	$589,648	$24,131	$143,932	$2,845	$445,716	$21,286

We recognize OTTI losses on impaired securities in earnings when we have the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost. However, even if we do not expect to sell a debt security in an unrealized loss position, we must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings in the Consolidated Statements of Income. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income (loss). Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in accumulated other comprehensive income (loss), net of tax.

The Company reviewed each investment that had an unrealized loss at December 31, 2019 and 2018. The unrealized losses in held-to-maturity municipal securities at December 31, 2018 were caused by illiquidity in the market and movements in interest rates. The unrealized losses in held-to-maturity FNMA securities at December 31, 2018 were caused by movements in interest rates. The unrealized losses in securities available for sale at December 31, 2019 and 2018 were caused by movements in interest rates.

It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2019 and 2018.

The Company did not record any credit related OTTI charges during the years ended December 31, 2019, 2018 and 2017.

The Company sold available for sale securities with carrying values at the time of sale totaling $26.4 million, $120.3 million and $112.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended
	December 31,
	2019	2018	2017
	(In thousands)
Gross gains from the sale of securities	$423	$105	$401
Gross losses from the sale of securities	(438)	(2,025)	(587)

Net (losses) gains from the sale of securities	$(15)	$(1,920)	$(186)

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $20.0 million and $17.3 million at December 31, 2019 and 2018, respectively.

7. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2019	2018
	(In thousands)
Leasehold improvements	$41,304	$39,703
Equipment and furniture	27,166	24,582
Total	68,470	64,285
Less: Accumulated depreciation and amortization	39,794	33,867
Bank premises and equipment, net	$28,676	$30,418

8. Deposits

Total deposits at December 31, 2019 and 2018, and the weighted average rate on deposits at December 31, 2019, are as follows:

			Weighted
			Average
			Rate
	2019	2018	2019
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,437,890	$1,563,310	2.22%
Savings accounts	191,485	210,022	0.67
Money market accounts	1,592,011	1,427,992	1.87
NOW accounts	1,365,591	1,300,852	1.47
Total interest-bearing deposits	4,586,977	4,502,176
Non-interest bearing demand deposits	435,072	413,747
Total due to depositors	5,022,049	4,915,923
Mortgagors' escrow deposits	44,375	44,861
Total deposits	$5,066,424	$4,960,784

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $351.0 million and $366.7 million at December 31, 2019 and 2018, respectively. The aggregate amount of brokered deposits was $388.8 million and $301.7 million at December 31, 2019 and 2018, respectively.

During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2019 and 2018, reciprocal deposits subject to certain limitations, totaled $805.6 million and $685.3 million, respectively.

Government deposits are collateralized by either securities, letters of credit issued by FHLB-NY or are placed in an Insured Cash Sweep service (“ICS”). The letters of credit are collateralized by mortgage loans pledged by the Company.

At December 31, 2019, government deposits totaled $1,265.1 million, of which $685.0 million were ICS deposits and $580.1 million were collateralized by $181.0 million in securities and $494.0 million of letters of credit. At December 31, 2018, government deposits totaled $1,339.7 million, of which $661.5 million were ICS deposits and $678.2 million were collateralized by $178.9 million in securities and $659.6 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2019	2018	2017
	(In thousands)
Certificate of deposit accounts	$35,078	$28,310	$20,579
Savings accounts	1,378	1,370	1,808
Money market accounts	27,819	18,707	8,151
NOW accounts	23,553	15,896	9,640
Total due to depositors	87,828	64,283	40,178
Mortgagors' escrow deposits	229	214	141
Total interest expense on deposits	$88,057	$64,497	$40,319

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2019	2018
	(In thousands)
Within 12 months	$1,220,601	$1,017,177
More than 12 months to 24 months	143,520	404,930
More than 24 months to 36 months	14,223	78,427
More than 36 months to 48 months	48,318	10,915
More than 48 months to 60 months	11,082	51,365
More than 60 months	146	496
Total certificate of deposit accounts	$1,437,890	$1,563,310

9. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2019		2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
FHLB-NY advances - fixed rate:
Due in 2019	$—	—%	$782,899	2.23%
Due in 2020	727,516	1.86	186,082	1.64
Due in 2021	200,016	1.65	125,016	1.57
Due in 2022	175,000	1.93	25,000	2.83
Due in 2023	15,996	3.14	15,996	3.14
Total FHLB-NY advances	1,118,528	1.85	1,134,993	2.09

Subordinated debentures - fixed rate through 2021 Due in 2026	74,319	5.30	74,001	5.32

Junior subordinated debentures - adjustable rate Due in 2037	44,384	4.65	41,849	6.07

Total borrowings	$1,237,231	2.16%	$1,250,843	2.41%

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings terms range from one day to five years.

At December 31, 2019, the Company was able to borrow up to $3,200.0 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2019, the Bank had $1,612.5 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2019, the Bank also has unsecured lines of credit with other commercial banks totaling $100.0 million, with no outstanding balance.

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

The table below shows the terms of the securities issued by the trusts.

	Flushing Financial	Flushing Financial	Flushing Financial
	Capital Trust II	Capital Trust III	Capital Trust IV
Issue Date	June 20, 2007	June 21, 2007	July 3, 2007
Initial Rate	7.14%	6.89%	6.85%
First Reset Date	September 01, 2012	June 15, 2012	July 30, 2012
Spread over 3-month LIBOR	1.41%	1.44%	1.42%
Maturity Date	September 01, 2037	September 15, 2037	July 30, 2037

The consolidated financial statements do not include the securities issued by the trusts, but rather include the junior subordinated debentures of the Holding Company.

10. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. The Bank also files New Jersey State tax returns. The Company is undergoing examinations of New York State income tax returns for 2014, 2015 and 2016. Additionally, the Company remains subject to examination for its New York City income tax returns for years ending on or after December 31, 2015 and for its Federal, New York State and New Jersey income tax returns for the years ending on or after December 31, 2016. The Company believes it has accrued for all potential amounts that may be due to all taxing authorities.

Income tax provisions are summarized as follows for the years ended December 31:

	2019	2018	2017
	(In thousands)
Federal:
Current	$12,404	$9,183	$14,859
Deferred	(1,965)	(609)	7,985
Total federal tax provision	10,439	8,574	22,844
State and Local:
Current	3,543	3,876	1,419
Deferred	(1,930)	(2,055)	750
Total state and local tax provision	1,613	1,821	2,169
Total income tax provision	$12,052	$10,395	$25,013

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, which among other things, reduced the federal income tax rate for corporations from 35% to 21% effective January 1, 2018. We recorded $3.8 million in additional tax expense during 2017 from the revaluation of our net deferred tax assets, resulting from the TCJA.

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 22.7%, 15.9% and 37.8% for the years ended December 31, 2019, 2018 and 2017, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2019		2018		2017
	(Dollars in thousands)
Taxes at federal statutory rate	$11,200	21.0%	$13,752	21.0%	$23,147	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,274	2.4	1,439	2.2	1,410	2.1
TCJA	—	—	—	—	3,770	5.7
Tax exempt	(878)	(1.6)	(1,961)	(3.0)	(2,429)	(3.7)
Other	456	0.9	(2,835)	(4.3)	(885)	(1.3)
Taxes at effective rate	$12,052	22.7%	$10,395	15.9%	$25,013	37.8%

The components of the net deferred tax assets are as follows at December 31:

	2019	2018
	(In thousands)
Deferred tax assets:
Postretirement benefits	$7,188	$6,489
Allowance for loan losses	6,782	6,490
Operating lease liabilities	12,863	—
Stock based compensation	2,950	2,717
Depreciation	1,875	615
Unrealized loss on securities available for sale	1,812	7,028
Fair value adjustment on financial assets carried at fair value	95	227
Fair value hedges	1,669	638
Adjustment required to recognize funded status of postretirement pension plans	447	751
Gain on sale of buildings	—	1,220
Cashflow hedges	2,668	—
Other	3,057	3,113
Net operating loss (NYC)	880	928
Deferred tax assets	42,286	30,216

Deferred tax liabilities:
FPFC deferred income	2,256	2,263
Right of Use Asset	12,863	—
Cashflow hedges	—	1,664
Fair value adjustment on financial liabilities carried at fair value	5,003	5,815
Entity specific fair value	456	382
Other	6,335	6,132
Deferred tax liabilities	26,913	16,256

Net deferred tax asset included in other assets	$15,373	$13,960

The deferred tax asset represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $26.9 million deferred tax liability can be used to offset a portion of the deferred tax asset it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2019 and 2018.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in tax expense. During the three years ended December 31, 2019, the Company did not recognize any material amounts of interest or penalties on income taxes.

11. Stock-Based Compensation

For the years ended December 31, 2019, 2018 and 2017 the Company’s net income, as reported, includes $7.9 million, $6.5 million and $5.9 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.8 million, $1.4 million and $1.9 million, respectively, of income tax benefits related to the stock-based compensation plans.

No stock options have been granted by the Company since 2009. At December 31, 2019, there are no stock options outstanding.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 497,860 shares are available for future issuance under the 2014 Omnibus Plan at December 31, 2019. To fund restricted stock unit awards or option exercises, shares are issued from treasury stock, if available; otherwise new shares are issued. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

On January 31, 2019, the Board of Directors approved a 2019 long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of December 31, 2019, PRSU’s granted in 2019 are being accrued at slightly above target, as projected performance is above target.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 263,574, 280,590 and 276,900 RSU’s granted for the years ended December 31, 2019, 2018 and 2017, respectively and 67,352 PRSU’s granted for the year ended December 31, 2019.

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the year ended December 31, 2019:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2018	502,658	$24.93	—	$—
Granted	263,574	22.38	67,352	22.38
Vested	(307,207)	23.47	(33,166)	22.38
Forfeited	(30,730)	24.76	—	—
Non-vested at December 31, 2019	428,295	$24.42	34,186	$22.38

Vested but unissued at December 31, 2019	257,372	$24.62	27,366	$22.38

As of December 31, 2019, there was $7.1 million of total unrecognized compensation cost related to RSU and PRSU awards granted under the 2014 Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of awards vested for the years ended December 31, 2019, 2018 and 2017 were $7.4 million, $7.1 million and $7.0 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. The vested but unissued PRSU awards consist of awards made to employees who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates. As of December 31, 2019, there is no remaining unrecognized compensation cost related to stock options granted.

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2019:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2018	99,313	$21.53
Granted	11,336	21.93
Distributions	(1,423)	21.92
Outstanding at December 31, 2019	109,226	$21.61
Vested at December 31, 2019	108,974	$21.61

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of $0.1 million, ($0.5) million and ($0.1) million for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of distributions from the phantom stock plan were $31,000, $12,000 and $247,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial			Prior Service
	Loss (Gain)			Cost (Credit)			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(In thousands)
Employee Retirement Plan	$2,273	$3,238	$6,166	$—	$—	$—	$2,273	$3,238	$6,166
Other Postretirement Benefit Plans	(265)	35	1,223	(198)	(283)	(368)	(463)	(248)	855
Outside Directors Plan	(380)	(566)	(472)	—	—	12	(380)	(566)	(460)
Total	$1,628	$2,707	$6,917	$(198)	$(283)	$(356)	$1,430	$2,424	$6,561

Amounts in accumulated other comprehensive loss to be recognized as components of net periodic expense for these plans in 2020 are as follows:

	Net Actuarial	Prior Service	Expense
	Loss (Gain)	Cost (Credit)	(Benefit)
	(In thousands)
Employee Retirement Plan	$444	$—	$444
Other Postretirement Benefit Plans	—	(85)	(85)
Outside Directors Plan	(55)	—	(55)
Total	$389	$(85)	$304

Employee Retirement Plan:

The Company has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan historically invested in diversified equity and fixed-income funds, which are independently managed by a third party. In 2018, the Company repositioned its investments out of a mix of equity and fixed-income funds into 100% fixed-income funds. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2019, 2018 and 2017. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2019	2018
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$20,344	$23,605
Interest cost	797	781
Actuarial loss (gain)	2,265	(2,389)
Benefits paid	(963)	(1,653)
Projected benefit obligation at end of year	22,443	20,344

Change in plan assets:
Market value of assets at beginning of year	22,419	22,702
Actual return on plan assets	4,049	1,370
Benefits paid	(963)	(1,653)
Market value of plan assets at end of year	25,505	22,419

Accrued pension asset included in other assets	$3,062	$2,075

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2019	2018
Weighted average discount rate	3.00%	4.06%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2019 were based on the Pri-2012 Total Dataset with Scale MP-2019 and the mortality assumptions for 2018 were based on the RP-2014 Adjusted to 2006 Total Dataset with Scale MP-2018.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2019	2018	2017
	(In thousands)
Interest cost	$797	$781	$864
Amortization of unrecognized loss	269	621	697
Expected return on plan assets	(1,088)	(1,452)	(1,392)
Net pension (benefit) expense	(22)	(50)	169

Current year actuarial gain	(696)	(2,307)	(1,192)
Amortization of actuarial loss	(269)	(621)	(697)
Total recognized in other comprehensive income	(965)	(2,928)	(1,889)
Total recognized in net pension cost (benefit) and other comprehensive loss	$(987)	$(2,978)	$(1,720)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2019	2018	2017
Weighted average discount rate	4.06%	3.42%	3.88%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	5.25%	7.00%	7.00%

The following benefit payments are expected to be paid by the Retirement Plan for the years ending December 31:

Future Benefit
Payments
(In thousands)
2020	$1,317
2021	1,177
2022	1,206
2023	1,224
2024	1,216
2025-2029	5,951

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 8-10% and 3-5%, respectively. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 5.25% for 2019.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2019	2018
Equity securities	—%	—%
Debt securities	100%	100%

At December 31, 2019, Plan assets are invested in a diversified mix of fixed income funds.

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

The Company does not expect to make a contribution to the Retirement Plan in 2020.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2019	2018
	(In thousands)
Pooled Separate Accounts
Long duration bond fund (a)	$11,242	$10,045
Long corporate bond fund (b)	5,069	4,471
Prudential short term (c)	403	360
Mutual Fund
Investment grade bond fund (d)	8,791	7,543

Total	$25,505	$22,419
a.	Comprised of fixed income securities with durations of longer than six years that seek to maximize total return consistent with the preservation of capital and prudent investment management.
b.	Comprised of corporate bonds with an average duration within 0.25 years of the benchmark and its average credit quality is no lower than BBB. The fund seeks to outperform the Bloomberg Barclays Long Corporate Bond Index.
c.	Comprised of money market instruments with an emphasis on safety and liquidity.
d.	Comprised of high quality corporate bonds diversified broadly across industries, issuers and regions. The funds primary benchmark is the Bloomberg Barclays U.S. Credit Index.

The fair value of the mutual fund is determined daily using quoted market prices in an open market (level 1). The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2019 and 2018. These are measured at net asset value under the practical expedient with future redemption dates.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2019, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2019	2018
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,518	$9,104
Service cost	280	350
Interest cost	341	307
Actuarial gain	(301)	(1,155)
Benefits paid	(76)	(88)
Projected benefit obligation at end of year	8,762	8,518

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	76	88
Benefits paid	(76)	(88)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$8,762	$8,518

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2019	2018
Discount rate	3.00%	4.06%
Rate of increase in health care costs
Initial	7.50%	7.00%
Ultimate (year 2023)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2019 were based on the Pri-2012 with Scale MP-2019 and the mortality assumptions for 2018 were based on the RP-2014 Adjusted to 2006 White Collar Mortality Table with Scale MP-2018.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2019	2018	2017
	(In thousands)
Service cost	$280	$350	$316
Interest cost	341	307	305
Amortization of unrecognized loss	—	33	—
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	536	605	536

Current year actuarial (gain) loss	(301)	(1,155)	587
Amortization of actuarial loss	—	(33)	—
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	(216)	(1,103)	672
Total recognized in net postretirement expense and other comprehensive loss	$320	$(498)	$1,208

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2019	2018	2017
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	4.06%	3.42%	3.88%
Rate of increase in health care costs
Initial	7.00%	7.00%	8.00%
Ultimate (year 2023)	5.00%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$1,635	$(1,272)
Effect on total service and interest cost	123	(94)

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2020	$252
2021	274
2022	307
2023	323
2024	315
2025-2029	1,794

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee’s first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $3.0 million, $4.1 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $14.4 million and $11.4 million at December 31, 2019 and 2018, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. Dividend payments received are used to purchase additional shares of common stock. Shares released are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. For the years ended December 31, 2019, 2018 and 2017, the Company funded $3.4 million, $3.6 million and $3.2 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT.

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

The EBT shares are as follows at December 31:

	2019	2018
Shares owned by Employee Benefit Trust, beginning balance	329,090	445,022
Shares purchased	7,267	13,669
Shares released and allocated	(154,746)	(129,601)
Shares owned by Employee Benefit Trust, ending balance	181,611	329,090

Market value of unallocated shares	$3,924,614	$7,085,308

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, a eligible non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $4.3 million and $4.8 million at December 31, 2019 and 2018, respectively. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2019	2018
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,265	$2,425
Service cost	39	42
Interest cost	86	78
Actuarial (gain) loss	44	(184)
Benefits paid	(144)	(96)
Projected benefit obligation at end of year	2,290	2,265

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	144	96
Benefits paid	(144)	(96)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$(2,290)	$(2,265)

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2019	2018	2017
	(In thousands)
Service cost	$39	$42	$42
Interest cost	86	78	89
Amortization of unrecognized gain	(141)	(91)	(92)
Amortization of past service liability	—	12	40
Net pension expense	(16)	41	79

Current actuarial (gain) loss	44	(184)	(24)
Amortization of actuarial gain	141	91	92
Amortization of prior service cost	—	(12)	(40)
Total recognized in other comprehensive income	185	(105)	28
Total recognized in net pension expense and other comprehensive income	$169	$(64)	$107

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2019	2018	2017
Weighted average discount rate for the benefit obligation	3.00%	4.06%	3.42%
Weighted average discount rate for periodic pension benefit expense	4.06%	3.42%	3.88%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2020	$288
2021	288
2022	288
2023	256
2024	220
2025 - 2029	916

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2019 and 2018, the Bank’s liquidation account was $0.5 million and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2019, the Bank had $70.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

Treasury Stock Transactions:

The Holding Company repurchased 40,000 common shares at an average cost of $19.28 and 787,069 common shares at an average cost of $25.97 during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, 427,211 shares remained subject to repurchase under the authorized stock repurchase program. Stock will be purchased under the authorized stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2019	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)
Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	11,657	(8,606)	661	155	3,867
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10	(961)	29	—	(922)
Net current period other comprehensive income, net of tax	11,667	(9,567)	690	155	2,945
Ending balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2018	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)
Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$—	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	(1,325)	50	(798)	—	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	—	—	—	779	779
Other comprehensive income before reclassifications, net of tax	(10,127)	3,351	2,484	87	(4,205)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,325	72	336	—	1,733
Net current period other comprehensive income, net of tax	(8,802)	3,423	2,820	87	(2,472)
Ending balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on
	Available for Sale	Cash flow	Defined Benefit
December 31, 2017	Securities	Hedges	Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$(3,859)	$—	$(4,503)	$(8,362)
Other comprehensive income (loss) before reclassifications, net of tax	(1,771)	105	485	(1,181)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	108	126	323	557
Net current period other comprehensive income (loss), net of tax	(1,663)	231	808	(624)
Ending balance, net of tax	$(5,522)	$231	$(3,695)	$(8,986)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the Year Ended December 31, 2019
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(15)		Net loss on sale of securities
	5		Tax expense
	$(10)		Net of tax

Cash flow hedges:
Interest rate swaps	$1,392		Interest expense
	(431)		Tax expense
	$961		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(128)	(1)	Other operating expenses
Prior service credits	85	(1)	Other operating expenses
	(43)		Total before tax
	14		Tax expense
	$(29)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

For the Year Ended December 31, 2018
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(1,920)		Net loss on sale of securities
	595		Tax expense
	$(1,325)		Net of tax

Cash flow hedges:
Interest rate swaps	$(104)		Interest expense
	32		Tax expense
	$(72)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(530)	(1)	Other operating expenses
Prior service credits	39	(1)	Other operating expenses
	(491)		Total before tax
	155		Tax expense
	$(336)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

For the Year Ended December 31, 2017
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(186)		Net loss on sale of securities
	78		Tax expense
	$(108)		Net of tax

Cash flow hedges:
Interest rate swaps	$(184)		Interest expense
	58		Tax expense
	$(126)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(605)	(1)	Other operating expenses
Prior service credits	45	(1)	Other operating expenses
	(560)		Total before tax
	237		Tax expense
	$(323)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

14. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of December 31, 2019, the Bank continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.5%. The CCB for the Bank at December 31, 2019 and 2018 was 5.43% and 5.70%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$680,749	9.65%	$660,782	9.85%
Requirement to be well capitalized	352,581	5.00	335,512	5.00
Excess	328,168	4.65	325,270	4.85

Common Equity Tier I risk-based capital:
Capital level	$680,749	13.02%	$660,782	13.28%
Requirement to be well capitalized	339,944	6.50	323,386	6.50
Excess	340,805	6.52	337,396	6.78

Tier I risk-based capital:
Capital level	$680,749	13.02%	$660,782	13.28%
Requirement to be well capitalized	418,393	8.00	398,014	8.00
Excess	262,356	5.02	262,768	5.28

Total risk-based capital:
Capital level	$702,500	13.43%	$681,727	13.70%
Requirement to be well capitalized	522,991	10.00	497,517	10.00
Excess	179,509	3.43	184,210	3.70

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2019, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at December 31, 2019 and 2018 was 5.62% and 5.72%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2019		December 31, 2018
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$615,500	8.73%	$586,582	8.74%
Requirement to be well capitalized	352,581	5.00	335,616	5.00
Excess	262,919	3.73	250,966	3.74

Common Equity Tier I risk-based capital:
Capital level	$572,651	10.95%	$546,230	10.98%
Requirement to be well capitalized	339,929	6.50	323,382	6.50
Excess	232,722	4.45	222,848	4.48

Tier I risk-based capital:
Capital level	$615,500	11.77%	$586,582	11.79%
Requirement to be well capitalized	418,374	8.00	398,008	8.00
Excess	197,126	3.77	188,574	3.79

Total risk-based capital:
Capital level	$712,251	13.62%	$682,527	13.72%
Requirement to be well capitalized	522,967	10.00	497,511	10.00
Excess	189,284	3.62	185,016	3.72

15. Leases

The following table summarizes the operating lease ROU assets and liabilities at and for the period indicated:

At or for the
twelve months ended
(Dollars in thousands)	December 31, 2019

Operating lease ROU assets	$41,254

Operating lease liabilities	$49,367

Lease Cost
Operating lease cost	$7,575
Short-term lease cost	136
Variable lease cost	1,020
Total lease cost	$8,731

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,051
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,576
Weighted-average remaining lease term-operating leases	7.5 years
Weighted average discount rate-operating leases	3.8%

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2020	$8,113
2021	7,675
2022	7,260
2023	7,397
2024	7,425
Thereafter	19,148
Total minimum payments required	57,018
Less: implied interest	7,651
Total lease obligations	$49,367

Under the Legacy GAAP the Company’s minimum annual rental payments for 2018 Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2019	$7,605
2020	7,977
2021	7,214
2022	6,822
2023	6,961
Thereafter	23,655
Total minimum payments required	$60,234

16. Commitments and Contingencies

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $44.8 million and $262.3 million, respectively, at December 31, 2019. Included in these commitments were $17.8 million of fixed-rate commitments at a weighted average rate of 4.32% and $289.3 million of adjustable-rate commitments with a weighted average rate of 4.75%, as of December 31, 2019. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2019 and 2018, there were $494.0 million and $659.6 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

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

17. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2019, the largest amount the Bank could lend to one borrower was approximately $102.1 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $84.5 million, all of which were performing according to their terms.

18. Related Party Transactions

At December 31, 2019 and 2018, there were no outstanding loans to a related party. Deposits of related parties totaled $7.7 million and $11.5 million at December 31, 2019 and 2018, respectively.

19. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2019, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $44.4 million, respectively. At December 31, 2018, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.8 million and $41.8 million, respectively. The Company did not purchase any financial assets or liabilities under the fair value option during the years ended December 31, 2019 and 2018 and did not sell any financial liabilities under the fair value option during the years ended December 31, 2019 and 2018. The Company did not sell any financial assets carried under the fair value option during the year ended December 31, 2019. The Company sold financial assets carried under the fair value option totaling $0.2 million during the year ended December 31, 2018.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2019 and 2018, and the changes in fair value included in the Consolidated Statement of Income – Net loss from fair value adjustments:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended December 31,
Description	2019	2018	2019	2018	2017
(Dollars in thousands)
Mortgage-backed securities	$772	$967	$3	$(19)	$(26)
Other securities	13,548	12,843	427	(109)	134
Borrowed funds	44,384	41,849	(2,802)	(4,913)	(2,993)
Net loss from fair value adjustments (1)			$(2,372)	$(5,041)	$(2,885)
(1)	The net loss from fair value adjustments presented in the above table does not include net gains (losses) of ($3.0) million, $0.9 million and ($0.6) million from the change in fair value of derivative instruments during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2019 and 2018. The fair value of borrowed funds includes accrued interest payable of $0.2 million at December 31, 2019 and 2018.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2019 and 2018, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2019 and 2018, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2019 and 2018, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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
	(In thousands)
Assets:
Securities available for sale
Mortgage-backed
Securities	$—	$—	$523,849	$557,953	$—	$—	$523,849	$557,953
Other securities	12,216	11,586	235,103	251,860	1,332	1,256	248,651	264,702
Interest rate swaps	—	—	2,352	15,961	—	—	2,352	15,961

Total assets	$12,216	$11,586	$761,304	$825,774	$1,332	$1,256	$774,852	$838,616

Liabilities:
Borrowings	$—	$—	$—	$—	$44,384	$41,849	$44,384	$41,849
Interest rate swaps	—	—	19,653	2,239	—	—	19,653	2,239

Total liabilities	$—	$—	$19,653	$2,239	$44,384	$41,849	$64,037	$44,088

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2019 and 2018.

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2019		December 31, 2018
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)
Beginning balance	$1,256	$41,849	$1,110	$36,986
Net gain from fair value adjustment of financial assets (1)	78	—	145	—
Net loss from fair value adjustment of financial liabilities (1)	—	2,803	—	4,913
Increase(Decrease) in accrued interest	(2)	(39)	1	66
Change in unrealized losses included in other comprehensive loss	—	(229)	—	(116)
Ending balance	$1,332	$44,384	$1,256	$41,849

Changes in unrealized gains held at period end	$—	$1,476	$—	$—
(1)	These totals in the table above are presented in the Consolidated Statement of Income under net loss from fair value adjustments.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,332	Discounted cash flows	Discount rate	n/a	4.2%

Liabilities:

Junior subordinated debentures	$44,384	Discounted cash flows	Discount rate	n/a	4.2%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,256	Discounted cash flows	Discount rate	n/a	4.9%

Liabilities:

Junior subordinated debentures	$41,849	Discounted cash flows	Discount rate	n/a	4.9%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2019 and 2018, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$1,081	$4,111	$1,081	$4,111
Other repossessed assets	—	—	—	—	239	35	239	35

Total assets	$—	$—	$—	$—	$1,320	$4,146	$1,320	$4,146

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$809	Discounted Cashflow	Discount Rate	6.43%	6.43%
			Probability of Default	20.0%	20.0%

Impaired loans	$272	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-10.0% to 15.0% %	2.5%
			Capitalization rate	9.5%	9.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Other repossessed assets	$239	Sales approach	Reduction for planned expedited disposal	0.5% to 12.5% %	6.5%

	At December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$204	Income approach	Capitalization rate	8.5%	8.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	$2,724	Sales approach	Adjustment to sales comparison value to
			reconcile differences between comparable
			sales	—%	—%
			Reduction for planned expedited disposal	-36.5% to 15.0%	10.4%

Impaired loans	$1,183	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-30.0% to 10.0%	(7.8)%
			Capitalization rate	7.4% to 9.8%	8.7%
			Reduction for planned expedited disposal	15.0%	15.0%

Other repossessed assets	$35	Sales approach	Reduction for planned expedited disposal	—%	—%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2019 and 2018.

The methods and assumptions used to estimate fair value at December 31, 2019 and 2018 are as follows:

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

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$49,787	$49,787	$49,787	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,934	8,114	—	8,114	—
Other securities	50,954	53,998	—	—	53,998
Securities available for sale
Mortgage-backed securities	523,849	523,849	—	523,849	—
Other securities	248,651	248,651	12,216	235,103	1,332
Loans	5,772,206	5,822,124	—	—	5,822,124
FHLB-NY stock	56,921	56,921	—	56,921	—
Accrued interest receivable	25,722	25,722	9	2,519	23,194
Interest rate swaps	2,352	2,352	—	2,352	—

Liabilities:
Deposits	$5,066,424	$5,070,046	$3,628,534	$1,441,512	$—
Borrowings	1,237,231	1,389,883	—	1,345,499	44,384
Accrued interest payable	6,752	6,752	—	6,752	—
Interest rate swaps	19,653	19,653	—	19,653	—

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$118,561	$118,561	$118,561	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,953	7,366	—	7,366	—
Other securities	24,065	22,508	—	—	22,508
Securities available for sale
Mortgage-backed securities	557,953	557,953	—	557,953	—
Other securities	264,702	264,702	11,586	251,860	1,256
Loans	5,551,484	5,496,266	—	—	5,496,266
FHLB-NY stock	57,282	57,282	—	57,282	—
Accrued interest receivable	25,485	25,485	54	2,756	22,675
Interest rate swaps	15,961	15,961	—	15,961	—

Liabilities:
Deposits	$4,960,784	$4,955,077	$3,397,474	$1,557,603	$—
Borrowings	1,250,843	1,241,745	—	1,199,896	41,849
Accrued interest payable	5,890	5,890	—	5,890	—
Interest rate swaps	2,239	2,239	—	2,239	—

20. Derivative Financial Instruments

At December 31, 2019 and 2018, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at December 31, 2019 and 2018; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $326.0 million and $286.1 million at December 31, 2019 and 2018 respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $541.5 million and $441.5 million at December 31, 2019 and 2018, respectively.

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

At December 31, 2019 and 2018, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

At December 31, 2019 and 2018, derivatives with a combined notional amount of $18.0 million and $36.3 million, respectively, were not designated as hedges. At December 31, 2019 and 2018, derivatives with a combined notional amount of $326.0 million and $267.8 million were designated as fair value hedges. At December 31, 2019 and 2018, derivatives with a combined notional amount of $541.5 million and $441.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. The estimated amount to be reclassified in next 12 months out of accumulated other comprehensive income (loss) into earnings is $0.5 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	December 31, 2019		December 31, 2018
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)
	(In thousands)
Interest rate swaps (fair value hedge)	$139,960	$2,352	$248,330	$10,593
Interest rate swaps (fair value hedge)	186,009	(7,769)	19,468	(502)
Interest rate swaps (cash flow hedge)	541,500	(8,530)	441,500	5,368
Interest rate swaps (non-hedge)	18,000	(3,354)	36,321	(1,737)
Total derivatives	$885,469	$(17,301)	$745,619	$13,722
(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the year ended
	December 31,
(In thousands)	2019	2018	2017
Financial Derivatives:
Interest rate swaps (non-hedge) (1)	$(2,981)	$1,094	$(102)
Interest rate swaps (fair value hedge) (2)	(1,677)	(175)	(478)
Interest rate swaps (cash flow hedge) (3)	1,392	(104)	(182)
Total income (expense)	$(3,266)	$815	$(762)
(1)	Recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.
(2)	Recorded during the year ended December 31, 2019 as part of “Interests and fees on loans” in the Consolidated Statements of Income. Recorded during the year ended December 31, 2018, are recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.
(3)	Recorded as part of “Other interest expense” in the Consolidated Statements of Income.

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

December 31, 2019
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$2,352	$—	$2,352	$—	$—	$2,352

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$19,653	$—	$19,653	$19,265	$—	$388

December 31, 2018
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$15,961	$—	$15,961	$—	$14,960	$1,001

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$2,239	$—	$2,239	$—	$—	$2,239

21. New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2019:

Effective January 1, 2019, the Company adopted Topic 842, Leases, by recording a cumulative adjustment at adoption. Topic 842 provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Topic 842 also provides certain accounting policy elections for an entity’s ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components. Upon adoption, the Company recorded right of use assets totaling $45.4 million and operating lease liabilities totaling $54.0 million. Additionally, a deferred gain from the sale of buildings totaling $2.7 million, net of tax, was reclassified to retained earnings.  Prior period financial statements were not adjusted under the new standard.

As the rate implicit in each of the Company’s leases is not readily determinable, the Company is required to apply the Company’s incremental borrowing rate (“IBR”) to calculate the lease liability and right-of-use (“ROU”) asset for its leasing arrangements. The Company has used its unsecured Kroll rating as a starting point for calculation of the IBR and will adjust for considerations of collateral (i.e., notch the Company’s Kroll rating from an unsecured to a secured rating). The Company will also consider lease renewal options reasonably certain of exercise for purposes of determining the term of the underlying borrowing. The Company has considered various other factors, including, economic environment and determined that these factors do not currently impact the Company’s IBR calculation. The Company will continue to assess the appropriateness of the conclusions reached herein with respect to each of the factors discussed above  and will determine the appropriate IBR for each new lease arrangement or modification, as required. See Notes 2 (“Summary of Significant Accounting Policies”) and 15 (“Leases”) for additional information.

Effective January 1, 2019, the Company adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815),” which providing targeted improvements to the accounting for hedging activities. The guidance introduced a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and changes the presentation so that all items that affect earnings are in the same income statement line as the hedged item. As a result of adoption, fair value adjustments on qualifying fair value hedges were recorded in interest income during the three and nine months ended September 30, 2019. These adjustments were recorded in non-interest income in prior periods. See Note 20 (“Derivative Financial Instruments”) for additional information.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under this ASU, the Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

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

We have enhanced and supplemented Company policies and controls related to CECL. Certain key assumptions in our estimation of CECL are the reasonable and supportable forecast period, the historical loss period and the reversion period. The Company has completed testing of the functionality of the models, internal control for estimation and all other governance activities.

CECL requires a cumulative-effect adjustment to retained earnings as the beginning of the reporting period of adoption. The adoption of CECL is expected to increase the allowance from 5% to 10%. It also creates volatility to our future provision due to the assumptions used for the macroeconomic variables, loan composition and product mix, as they are subject to change.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)”. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820. The amendments in in this Update are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments are to be applied on a retrospective basis to all periods presented. This amendment requires a disclosure of changes in unrealized gains and losses for recurring Level 3 fair value measurements held at the end of the reporting period to be included in other comprehensive income. Additionally, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The guidance is not expected to have material impact on the Company’s financial positions, results of operations or disclosures.

22. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2019 and 2018 is presented below:

	2019				2018
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$70,179	$69,389	$69,575	$69,813	$67,433	$65,486	$63,293	$60,786
Interest expense	29,000	30,440	29,566	28,010	26,797	23,965	20,653	18,177
Net interest income	41,179	38,949	40,009	41,803	40,636	41,521	42,640	42,609
Provision (benefit) for loan losses	(318)	683	1,474	972	422	—	—	153
Other operating income (loss)	5,038	1,039	2,451	943	(986)	4,955	3,168	3,200
Other operating expense	29,647	26,045	27,158	32,419	25,760	27,233	27,396	31,294
Income before income tax expense	16,888	13,260	13,828	9,355	13,468	19,243	18,412	14,362
Income tax expense	3,957	2,536	3,272	2,287	1,046	1,910	4,489	2,950
Net income	$12,931	$10,724	$10,556	$7,068	$12,422	$17,333	$13,923	$11,412

Basic earnings per common share	$0.45	$0.37	$0.37	$0.25	$0.44	$0.61	$0.48	$0.39
Diluted earnings per common share	$0.45	$0.37	$0.37	$0.25	$0.44	$0.61	$0.48	$0.39
Dividends per common share	$0.21	$0.21	$0.21	$0.21	$0.20	$0.20	$0.20	$0.20

Average common shares outstanding for:
Basic earnings per share	28,723	28,730	28,761	28,621	28,422	28,604	28,845	28,974
Diluted earnings per share	28,723	28,730	28,761	28,621	28,423	28,604	28,846	28,975

23. Parent Company Only Financial Information

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

The condensed financial statements for the Holding Company are presented below:

	December 31,	December 31,
Condensed Statements of Financial Condition	2019	2018
	(Dollars in thousands)
Assets:
Cash and due from banks	$14,401	$4,351
Securities available for sale:
Other securities	1,332	1,256
Investment in Bank	684,643	661,044
Goodwill	2,185	2,185
Other assets	1,897	2,929
Total assets	$704,458	$671,765

Liabilities:
Subordinated debentures	$74,319	$74,001
Junior subordinated debentures, at fair value	44,384	41,849
Other liabilities	6,083	6,451
Total liabilities	124,786	122,301

Stockholders' Equity:
Common stock	315	315
Additional paid-in capital	226,691	222,720
Treasury stock, at average cost (3,373,389 shares and 3,546,958 at December 31, 2019 and 2018, respectively)	(71,487)	(75,146)
Retained earnings	433,960	414,327
Accumulated other comprehensive loss, net of taxes	(9,807)	(12,752)
Total equity	579,672	549,464

Total liabilities and equity	$704,458	$671,765

	For the years ended December 31,
Condensed Statements of Income	2019	2018	2017
	(In thousands)
Dividends from the Bank	$32,000	$34,000	$21,500
Interest income	250	275	505
Interest expense	(6,677)	(6,479)	(5,860)
Net loss from fair value adjustments	(2,725)	(4,769)	(2,903)
Other operating expenses	(2,833)	(1,391)	(1,354)
Income before taxes and equity in undistributed earnings of subsidiary	20,015	21,636	11,888
Income tax benefit	3,173	3,907	6,926
Income before equity in undistributed earnings of subsidiary	23,188	25,543	18,814
Equity in undistributed earnings of the Bank	18,091	29,547	22,307
Net income	41,279	55,090	41,121
Other comprehensive gain (loss), net of tax	2,945	(2,472)	(624)
Comprehensive net income	$44,224	$52,618	$40,497

	For the years ended December 31,
Condensed Statements of Cash Flows	2019	2018	2017
	(In thousands)
Operating activities:
Net income	$41,279	$55,090	$41,121
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(18,091)	(29,547)	(22,307)
Deferred income tax benefit	(769)	(1,915)	(3,990)
Fair value adjustments for financial assets and financial liabilities	2,725	4,769	2,903
Stock-based compensation expense	7,763	7,016	5,990
Net change in operating assets and liabilities	3,945	4,246	2,453
Net cash provided by operating activities	36,852	39,659	26,170

Investing activities:
Proceeds from sales and calls of securities available for sale	—	—	300
Net cash provided by investing activities	—	—	300

Financing activities:
Purchase of treasury stock	(2,656)	(22,585)	(9,290)
Cash dividends paid	(24,149)	(22,927)	(20,954)
Stock options exercised	3	6	—
Net cash used in financing activities	(26,802)	(45,506)	(30,244)

Net (decrease) increase in cash and cash equivalents	10,050	(5,847)	(3,774)
Cash and cash equivalents, beginning of year	4,351	10,198	13,972
Cash and cash equivalents, end of year	$14,401	$4,351	$10,198

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 21 to the consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses

As described in Notes 2 and 3 to the Company's consolidated financial statements, the Company had a gross loan portfolio of $5.8 billion and related allowance for loan losses of $21.8 million as of December 31, 2019. The allowance for loan losses consists of specific reserve and general reserve components. In calculating the general reserve, management considers quantitative loss factors and qualitative loss factors. The determination of the qualitative loss factors involves significant estimates and subjective assumptions that require a high degree of management’s judgment. These estimates and assumptions are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. Changes in these assumptions could have a material effect on the Company’s financial results.

We identified management’s significant judgments used in the determination of the qualitative loss factors within the general reserve as a critical audit matter. Management’s determination of the qualitative loss factors requires significant judgments in the review of the loan portfolio and other factors including economic conditions, delinquency and non-accrual trends, classified loan levels, volumes and trends in loan types, and recent trends in charge-offs. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls over the evaluation of the inputs and assumptions used to evaluate the qualitative loss factors, including controls addressing:
o	The review and accuracy of data inputs used in the determination of adjustments made to the various qualitative loss factors.
o	Management’s review of the qualitative and quantitative conclusions reached related to the qualitative loss factors and the resulting allocation to the allowance.
o	Management’s determination of the impaired loans excluded from the general reserve calculation that are separately evaluated for specific impairment needs.

●	Assessing the reasonableness of management’s estimation process, including evaluating management's judgments, inputs and assumptions used in developing the qualitative loss factors including:
o	Evaluating the reasonableness of inputs and assumptions used by management in determining the qualitative loss factors, including the range of potential adjustments, by performing retrospective review of historic loan loss experience and analyzing historical data used in developing the inputs and assumptions.
o	Verifying the relevance and reliability of inputs used in determining the qualitative loss factors through evaluating the sources of data used, considering contradictory evidence, and testing the completeness and accuracy of data used.
o	Evaluating the reasonableness of management’s judgments related to the exclusion of impaired loans from the general reserve calculation.
o	Testing the mathematical accuracy and the allocation of qualitative loss factors through re-performing or independently calculating aggregation of qualitative loss factors and application of qualitative loss factors used in the allowance for loan losses.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 2, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

March 2, 2020

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019 based on those criteria issued by COSO.

BDO USA, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in its report.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2020 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)  1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

●	Consolidated Statements of Financial Condition at December 31, 2019 and 2018
●	Consolidated Statements of Income for each of the three years in the period ended December 31, 2019
●	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019
●	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2019
●	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019
●	Notes to Consolidated Financial Statements
●	Reports of Independent Registered Public Accounting Firm

2.    Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.    Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 24, 2019, by and among Flushing Financial Corporation, Empire Bancorp, Inc. and Lighthouse Acquisition Co., Inc. † (18)
2.2	Amendment No. 1 to the Agreement and Plan of Merger by and among Empire Bancorp, Inc., Lighthouse Acquisition Co., Inc. and Flushing Financial Corporation, dated as of December 6, 2019 (19)
3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (11)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (13)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (8)
4.2

First Supplemental Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto. (8)

4.3	Description of Securities (filed herewith)
10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (12)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (12)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (12)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (12)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (12)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (12)
10.7*	Employment Agreement between Flushing Financial Corporation and Susan K. Cullen (16)
10.8*	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective January 1, 2016) (15)
10.9*	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of January 1, 2016) (15)
10.10*	Amended and Restated Outside Director Retirement Plan (7)
10.11*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.12*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (14)
10.13*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.14*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.15* P	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (3)
10.17* P	Guarantee by Flushing Financial Corporation (1)
10.18*	Form of Outside Director Restricted Stock Award Letter (6)
10.19*	Form of Outside Director Restricted Stock Unit Award Letter (15)
10.20*	Form of Employee Restricted Stock Award Letter (6)
10.21*	Form of Employee Restricted Stock Unit Grant Letter Agreement (15)
10.22*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (9)
10.23*	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (10)
10.24*	Annual Incentive Plan for Executives and Senior Officers (11)
10.25	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (13)
10.26*	Flushing Financial Corporation 2014 Omnibus Incentive Plan (16)
10.27*	Form of Employee Performance Restricted Stock Unit Award Letter (17)

10.28*	Form of Director Restricted Stock Unit Award Letter With One Year Vesting (17)
10.29*	Flushing Bank Supplemental Savings Incentive Plan, Amended and Restated as of November 1, 2018 (17)
10.30	Employment Agreement between Flushing Financial Corporation and Thomas M. Buonaiuto (18)
10.31	Consulting Agreement between Flushing Bank and Douglas C. Manditch (18)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Indicates compensatory plan or arrangement.
†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Flushing Financial hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(8)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.
(9)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(10)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(13)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2014.
(14)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2014.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2015.
(16)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2016
(17)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2018.
(18)	Incorporated by reference to Exhibit filed with Form 8-K filed October 24, 2019.
(19)	Incorporated by reference to Exhibit filed with Form 8-K filed December 6, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 2, 2020.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	February 25, 2020
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	February 25, 2020
Alfred A. DelliBovi

/S/SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	February 25, 2020
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	February 25, 2020
James D. Bennett

/S/STEVEN J. D’IORIO	Director	February 25, 2020
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	February 25, 2020
Louis C. Grassi

/S/SAM S. HAN	Director	February 25, 2020
Sam S. Han

/S/JOHN J. MCCABE	Director	February 25, 2020
John J. McCabe

/S/DONNA M. O’BRIEN	Director	February 25, 2020
Donna M. O’Brien

/S/MICHAEL J. RUSSO	Director	February 25, 2020
Michael J. Russo

/S/MICHAEL A. AZARIAN	Director	February 25, 2020
Michael A. Azarian

/S/CAREN C. YOH	Director	February 25, 2020
Caren C. Yoh