Form 10-Q
period 2020-03-31
FLUSHING FINANCIAL CORP
filed 2020-05-11
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __
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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2020 was 28,214,481.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	March 31,	December 31,
	2020	2019
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$157,184	$49,787
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $8,704 and $5,283 at March 31, 2020 and December 31, 2019, respectively; fair value of $8,953 and $8,114 at March 31, 2020 and December 31, 2019, respectively)	7,929	7,934
Other securities, net of allowance for credit losses of $402 (none pledged; fair value of $51,938 and $53,998 at March 31, 2020 and December 31, 2019, respectively)	50,225	50,954
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $242,862 and $212,038 at March 31, 2020 and December 31, 2019, respectively; $738 and $772 at fair value pursuant to the fair value option at March 31, 2020 and December 31, 2019, respectively)	489,556	523,849
Other securities (none pledged; $13,831 and $13,548 at fair value pursuant to the fair value option at March 31, 2020 and December 31, 2019, respectively)	225,856	248,651
Loans:
Multi-family residential	2,272,343	2,238,591
Commercial real estate	1,664,934	1,582,008
One-to-four family - mixed-use property	592,109	592,471
One-to-four family - residential	189,774	188,216
Co-operative apartments	8,493	8,663
Construction	66,727	67,754
Small Business Administration	14,076	14,445
Taxi medallion	3,281	3,309
Commercial business and other	1,104,967	1,061,478
Net unamortized premiums and unearned loan fees	15,384	15,271
Allowance for loan losses	(28,098)	(21,751)
Net loans	5,903,990	5,750,455
Interest and dividends receivable	25,526	25,722
Bank premises and equipment, net	27,899	28,676
Federal Home Loan Bank of New York stock, at cost	74,000	56,921
Bank owned life insurance	158,655	157,713
Goodwill	16,127	16,127
Other real estate owned, net	208	239
Right of Use Asset	39,729	41,254
Other assets	68,526	59,494
Total assets	$7,245,410	$7,017,776

Liabilities
Due to depositors:
Non-interest bearing	$489,198	$435,072
Interest-bearing	4,339,237	4,586,977
Total Deposits	4,828,435	5,022,049
Mortgagors' escrow deposits	73,051	44,375
Borrowed funds:
Federal Home Loan Bank advances	1,498,058	1,118,528
Subordinated debentures	74,398	74,319
Junior subordinated debentures, at fair value	45,126	44,384
Total borrowed funds	1,617,582	1,237,231
Operating lease liability	47,726	49,367
Other liabilities	128,933	85,082
Total liabilities	6,695,727	6,438,104

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2020 and December 31, 2019; 28,213,602 shares and 28,157,206 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	315	315
Additional paid-in capital	225,893	226,691
Treasury stock, at average cost (3,316,993 shares and 3,373,389 shares at March 31, 2020 and December 31, 2019, respectively)	(69,540)	(71,487)
Retained earnings	425,455	433,960
Accumulated other comprehensive loss, net of taxes	(32,440)	(9,807)
Total stockholders' equity	549,683	579,672

Total liabilities and stockholders' equity	$7,245,410	$7,017,776

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	March 31,
(Dollars in thousands, except per share data)	2020	2019

Interest and dividend income
Interest and fees on loans	$61,109	$62,330
Interest and dividends on securities:
Interest	5,256	6,909
Dividends	15	19
Other interest income	290	555
Total interest and dividend income	66,670	69,813
Interest expense
Deposits	18,778	21,469
Other interest expense	7,066	6,541
Total interest expense	25,844	28,010
Net interest income	40,826	41,803
Provision for credit losses	7,178	972
Net interest income after provision for credit losses	33,648	40,831
Non-interest income
Banking services fee income	798	973
Net loss on sale of securities	(37)	—
Net gain on sale of loans	42	63
Net loss from fair value adjustments	(5,993)	(2,080)
Federal Home Loan Bank of New York stock dividends	964	903
Life insurance proceeds	—	43
Bank owned life insurance	943	740
Other income	419	301
Total non-interest (loss) income	(2,864)	943
Non-interest expense
Salaries and employee benefits	18,620	19,166
Occupancy and equipment	2,840	2,789
Professional services	2,862	2,265
FDIC deposit insurance	650	485
Data processing	1,694	1,492
Depreciation and amortization	1,536	1,518
Other real estate owned/foreclosure expense (benefit)	(164)	77
Net loss from other real estate owned	31	—
Other operating expenses	4,311	4,627
Total non-interest expense	32,380	32,419
(Loss) Income before income taxes	(1,596)	9,355
Provision (Benefit) for income taxes
Federal	989	1,943
State and local	(1,195)	344
Total taxes	(206)	2,287
Net income (Loss)	$(1,390)	$7,068

Basic (loss) earnings per common share	$(0.05)	$0.25
Diluted (loss) earnings per common share	$(0.05)	$0.25
Dividends per common share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
(In thousands)	2020	2019

Net (loss) income	(1,390)	7,068
Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($30) and ($10) for the three months ended March 31, 2020 and 2019, respectively.	67	22
Amortization of prior service credits, net of taxes of $6 and $7 for the three months ended March 31, 2020 and 2019, respectively.	(14)	(15)
Net unrealized (losses) gains on securities, net of taxes of $4,642 and ($2,524) for the three months ended March 31, 2020 and 2019, respectively.	(10,202)	5,620
Reclassification adjustment for net losses included in income, net of taxes of ($12) for the three months ended March 31, 2020.	25	—
Net unrealized losses on cash flow hedges, net of taxes of $6,190 and $1,575 for the three months ended March 31, 2020 and 2019 respectively.	(13,605)	(3,505)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($489) and ($39) for the three months ended March 31, 2020 and 2019 respectively.	1,096	88

Total other comprehensive (loss) income , net of tax	(22,633)	2,210

Comprehensive (loss) income	$(24,023)	$9,278

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,390)	$7,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loan losses	7,178	972
Depreciation and amortization of bank premises and equipment	1,536	1,518
Amortization of premium, net of accretion of discount	1,642	1,272
Net loss from fair value adjustments	5,993	2,080
Net loss from fair value adjustments on qualifying hedges	2,073	637
Net gain from sale of loans	(42)	(63)
Net loss from sale of securities	37	—
Net loss from OREO	31	—
Income from bank owned life insurance	(943)	(740)
Life insurance proceeds	—	(43)
Stock-based compensation expense	3,430	3,931
Deferred compensation	(1,296)	(938)
Deferred income tax (benefit) expense	(2,318)	805
Decrease in other liabilities	(7,106)	(3,737)
Decrease (increase) in other assets	2,440	(942)
Net cash provided by operating activities	11,265	11,820
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(759)	(898)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	(17,079)	6,100
Purchases of securities held-to-maturity	—	(180)
Proceeds from maturities and calls of securities held-to-maturity	180	1,568
Proceeds from prepayments of securities held-to-maturity	150	146
Purchases of securities available for sale	(63,434)	(45,730)
Proceeds from sales and calls of securities available for sale	64,600	13,295
Proceeds from maturities and prepayments of securities available for sale	40,383	16,788
Proceeds from bank owned life insurance	—	777
Net (originations) repayments of loans	(55,906)	16,372
Purchases of loans	(77,233)	(56,995)
Proceeds from sale of loans	580	1,170
Net cash used in investing activities	(108,518)	(47,587)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd)

(Unaudited)

	For the three months ended March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	54,126	(12,683)
Net (decrease) increase in interest-bearing deposits	(247,777)	106,788
Net increase in mortgagors' escrow deposits	28,676	25,254
Net proceeds from short-term borrowed funds	410,000	(84,250)
Proceeds from long-term borrowings	50,000	—
Repayment of long-term borrowings	(80,456)	(51,310)
Purchases of treasury stock	(3,835)	(1,877)
Proceeds from issuance of common stock upon exercise of stock options	—	3
Cash dividends paid	(6,084)	(6,042)
Net cash provided by (used in) financing activities	204,650	(24,117)
Net increase (decrease) in cash and cash equivalents	107,397	(59,884)
Cash and cash equivalents, beginning of period	49,787	118,561
Cash and cash equivalents, end of period	$157,184	$58,677
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$25,617	$25,830
Income taxes paid	1,094	1,141
Taxes paid if excess tax benefits were not tax deductible	868	1,072
Non-cash activities:
Right-Of-Use assets	—	42,869
Operating lease liabilities	—	51,780

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2019	$579,672	$315	$226,691	$433,960	$(71,487)	$(9,807)

Impact of adoption of ASC 326 - Credit Losses	(875)	—	—	(875)	—	—
Net loss	(1,390)	—	—	(1,390)	—	—
Award of common shares released from Employee Benefit Trust (116,414 shares)	1,398	—	1,398	—	—	—
Vesting of restricted stock unit awards (272,946 shares)	—	—	(5,626)	(156)	5,782	—
Stock-based compensation expense	3,430	—	3,430	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	—	(2,342)	—
Repurchase of shares to satisfy tax obligation (74,145 shares)	(1,493)	—	—	—	(1,493)	—
Dividends on common stock ($0.21 per share)	(6,084)	—	—	(6,084)	—	—
Other comprehensive loss	(22,633)	—	—	—	—	(22,633)
Balance at March 31, 2020	$549,683	$315	$225,893	$425,455	$(69,540)	$(32,440)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2018	$549,464	$315	$222,720	$414,327	$(75,146)	$(12,752)

Impact of adoption of ASC 842-Leases	2,716	—	—	2,716	—	—
Net income	7,068	—	—	7,068	—	—
Award of common shares released from Employee Benefit Trust (138,775 shares)	2,086	—	2,086	—	—	—
Vesting of restricted stock unit awards (287,155 shares)		—	(5,878)	(210)	6,088	—
Exercise of stock options (300 shares)	3	—	—	(3)	6	—
Stock-based compensation expense	3,931	—	3,931	—	—	—
Repurchase of shares to satisfy tax obligation (83,908 shares)	(1,877)	—	—	—	(1,877)	—
Dividends on common stock ($0.21 per share)	(6,042)	—	—	(6,042)	—	—
Other comprehensive income	2,210	—	—	—	—	2,210
Balance at March 31, 2019	$559,559	$315	$222,859	$417,856	$(70,929)	$(10,542)

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.

2.     Use of Estimates

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

As a result of the recent emergence of the pandemic and the uncertainty, it is not possible to determine the overall impact of the pandemic on the Company’s business. However, if the pandemic continues for an extended period of time, there could be a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as disclosed more fully in Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term, including COVID-19 related changes, are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets and the fair value of financial instruments.

Goodwill

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

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company identified the COVID-19 pandemic as a triggering event and as such evaluated goodwill for impairment at March 31, 2020. The Company performed a step 1 impairment test and concluded as of  March 31, 2020, that there was no goodwill impairment. Management will continue to monitor if an additional triggering event requiring further goodwill impairment testing has occurred. At March 31, 2020 and December 31, 2019, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

Volatility in the Company’s stock price primarily driven by the COVID-19 pandemic has resulted in the net book value of our reporting unit exceeding market capitalization, however, the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We qualitatively assess whether the carrying value of our reporting unit exceeds fair value. If this qualitative assessment determines that it is more likely than not that the carrying value exceeds fair value, further qualitative evaluation for impairment would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended
	March 31,
	2020	2019

Net income (loss)	$(1,390)	$7,068
Divided by:
Weighted average common shares outstanding	28,853	28,621
Weighted average common stock equivalents	—	—
Total weighted average common shares outstanding and common stock equivalents	28,853	28,621
Basic earnings (loss) per common share	$(0.05)	$0.25
Diluted earnings (loss) per common share (1)	$(0.05)	$0.25
Dividend payout ratio	n/a	84.0%
(1)	For the three months ended March 31, 2020 and 2019, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The Company did not hold any trading securities at March 31, 2020 and December 31, 2019. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

Upon adoption of ASC Topic 326, “Credit Losses” on January 1, 2020, see Note 16 related to the adoption of Topic 326, we recorded a transition adjustment of $0.3 million in the allowance for credit losses for held-to-maturity debt securities.

Allowance for credit losses

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities, two of which are structured similar to a Commercial owner occupied loan, which is modeled for credit losses similar to Commercial business loans secured by real estate. The other security is issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government and therefore the Company assumes a zero loss expectation. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at March 31, 2020 and is excluded from estimates of credit losses.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2020:

			Gross	Gross	Allowance
	Amortized		Unrealized	Unrealized	for Credit
	Cost	Fair Value	Gains	Losses	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$50,627	$51,938	$1,311	$—	$(402)
Total other securities	50,627	51,938	1,311	—	(402)

FNMA	7,929	8,953	1,024	—	—
Total mortgage-backed securities	7,929	8,953	1,024	—	—
Total	$58,556	$60,891	$2,335	$—	$(402)

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities held-to-maturity:
Municipals	$50,954	$53,998	$3,044	$—
Total other securities	50,954	53,998	3,044	—

FNMA	7,934	8,114	180	—
Total mortgage-backed securities	7,934	8,114	180	—
Total	$58,888	$62,112	$3,224	$—

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2020:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities available for sale:
Corporate	$130,000	$111,852	$—	$18,148
Municipals	12,743	12,801	58	—
Mutual funds	12,476	12,476	—	—
Collateralized loan obligations	100,361	87,372	—	12,989
Other	1,355	1,355	—	—
Total other securities	256,935	225,856	58	31,137
REMIC and CMO	341,170	348,109	7,329	390
GNMA	602	659	57	—
FNMA	99,676	102,224	2,572	24
FHLMC	37,630	38,564	934	—
Total mortgage-backed securities	479,078	489,556	10,892	414
Total securities available for sale	$736,013	$715,412	$10,950	$31,551

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
Securities available for sale:
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

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at March 31, 2020 and December 31, 2019.

The corporate securities held by the Company at March 31, 2020 and December 31, 2019 are issued by U.S. banking institutions.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after ten years	50,627	51,938
Total other securities	50,627	51,938
Mortgage-backed securities	7,929	8,953
Total	$58,556	$60,891

	Amortized
Securities available for sale:	Cost	Fair Value
	(In thousands)
Due after one year through five years	$20,000	$18,276
Due after five years through ten years	127,923	109,510
Due after ten years	96,536	85,594
Total other securities	244,459	213,380
Mutual funds	12,476	12,476
Mortgage-backed securities	479,078	489,556
Total	$736,013	$715,412

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2020
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for sale securities
Corporate	16	$111,853	$18,148	$9,620	$380	$102,233	$17,768
Collateralized loan obligations	13	87,372	12,989	22,521	3,046	64,851	9,943
Total other securities	29	199,225	31,137	32,141	3,426	167,084	27,711

REMIC and CMO	12	67,416	390	64,541	371	2,875	19
FNMA	1	8,812	24	—	—	8,812	24

Total mortgage-backed securities	13	76,228	414	64,541	371	11,687	43
Total	42	$275,453	$31,551	$96,682	$3,797	$178,771	$27,754

	At December 31, 2019
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

Available for sale securities
Corporate	16	$123,050	$6,950	$—	$—	$123,050	$6,950
Collateralized loan obligations	13	99,137	1,212	25,451	108	73,686	1,104
Total other securities	29	222,187	8,162	25,451	108	196,736	8,054

REMIC and CMO	23	120,989	1,440	102,384	1,117	18,605	323
GNMA	1	49	—	49	—	—	—
FNMA	8	67,618	426	19,073	138	48,545	288
FHLMC	1	30,200	73	—	—	30,200	73
Total mortgage-backed securities	33	218,856	1,939	121,506	1,255	97,350	684

Total securities available for sale	62	$441,043	$10,101	$146,957	$1,363	$294,086	$8,738

The Company reviewed each available for sale debt securities that had an unrealized loss at March 31, 2020 to evaluate whether the decline in fair value resulted from credit losses or other factors. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

In determining the risk of loss for available for sale securities, the Company considered that Mortgage-Backed Securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to U.S. government, the issuer of Corporate securities are global systematically important banks, and the tranche of the purchased CLO’s. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. Based on this review management believes that the unrealized losses have resulted from other factors not deemed credit-related and no allowance for credit loss was recorded.

Accrued interest receivable on available-for-sale debt securities totaled $2.4 million at March 31, 2020 and is excluded from the estimate of credit losses.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2020:

	Mortgage-backed securities	Other securities
	(In thousands)
Beginning balance	$—	$—
CECL adoption	—	340
Provision	—	62
Allowance for credit losses - securities	$—	$402

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold $64.6 million in mortgage-backed securities during the three months ended March 31, 2020. The Company did not sell any securities during the three months ended March 31, 2019.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended
	March 31,
	2020	2019

Gross gains from the sale of securities	$713	$—
Gross losses from the sale of securities	(750)	—

Net losses from the sale of securities	$(37)	$—

5.     Loans

Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain loan origination costs are deferred. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method. Accrued interest receivable totaled $23.0 million at March 31, 2020 and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income in the period they are collected.

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

Allowance for credit losses

The Allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. Loans are charged off against that allowance when management believes that a loan balance is uncollectable based on quarterly analysis of credit risk.

As of January 1, 2020, the Company adopted Topic 326, see Note 16 related to the adoption of Topic 326.

The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes.

The quantitative allowance is calculated using a number of input and assumptions. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and GAAP. The results of this process, support management’s assessment as to the adequacy of the ACL at each balance sheet date.

The process for calculating the allowance for credit losses begins with our historical losses by portfolio segment. The losses are then incorporated into reasonable and supportable forecast to develop the quantitative component of the allowance for credit losses.

The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction) which could range from 6 months to 24 months. When calculating the ACL estimate for March 31, 2020, Management acknowledged the deteriorating economic conditions as a result of the COVID-19 pandemic were not fully captured in the forecast within the model platform. As such, when determining the reasonable and supportable forecast, Management adjusted the period to reflect a supportable forecast of six months, to align with a previously established framework for contraction periods. Similarly, a reversion period of six quarters was adjusted to reflect the shorter end of a contraction period.

The Bank has established an Asset Classification Committee which carefully evaluates loans which are past due 90 days and/or are classified. The Asset Classification Committee thoroughly assesses the condition and circumstances surrounding each loan meeting the criteria. The Bank also has a Delinquency Committee that evaluates loans meeting specific criteria. The Bank’s loan policy requires loans to be placed into non-accrual status once the loan becomes 90 days delinquent unless there is, compelling evidence the borrower will bring the loan current in the immediate future.

For the quantitative measurement, the Company’s portfolio consists of mortgage loans secured by real estate (both commercial and retail) and non-mortgage loans, which are primarily commercial business term loans and line of credit. Based on the Company’s evaluation of the loan portfolio, below are the pools that were established as a baseline level of segmentation with their primary risk factor. The Company confirms this data remains relevant in absence of changes to the composition of the portfolio.

The mortgage portfolio is a substantial component of Company’s portfolio and it is a focus of the Company’s lending strategy, primarily focusing on multi-family and commercial real estate. While the mortgage portfolio consists of real-estate secured loans, the source of repayment and types of properties securing these loans varies and thus the Company first considered these differences as follows:

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	One-to-four family residential property – These loans are secured by residential properties for which the primary source of repayment is the income generated by the residential borrower. Delinquency status is considered a risk factor in this pool.
2.	One-to-four family mixed use – These loans are secured by residential properties for which the primary source of repayment is the income generated by the property. Unlike the one-to-four residential credits, properties securing mixed use loans include a commercial space component. Delinquency status is considered a risk factor in this pool.
3.	Multi-family residential – These loans are secured by multi-unit residential buildings for which the primary source of repayment is the income generated by the property. Properties securing multifamily loans have five or more residential units and thus a greater number of cash flow streams compared to one-to-four mixed use loans. Delinquency status and risk rating are considered risk factors in this pool.
4.	Commercial real estate (CRE) – These loans are secured by properties for commercial use for which the primary source of repayment is the income generated by the property. Delinquency status, risk rating and collateral type are considered risk factors in this pool.
5.	Construction – These loans are provided to fund construction projects for both residential and commercial properties. These loans are inherently different from all others as they represent “work in progress” and expose the Company to risk from non-completion and less recovery value should the sponsor of an unfinished property default. Delinquency status and risk rating are considered risk factors in this pool.

Relative to the non-mortgage portfolio, the Company considered the following categories as a baseline for evaluation:

6.	Commercial Business – These loans are not typically secured by real estate. The primary source of repayment is cash flows from operations of the borrower’s business. Within this category are Small Business Administration (“SBA”) credits and Equipment Finance credits. Delinquency status, risk rating and industry are considered a risk factors in this pool.
7.	Commercial Business secured by real estate – While these loans are secured by properties used by the borrower for commercial use, the primary source of repayment is the income generated by the borrower’s business use of the property and thus these are considered Commercial Business loans. Delinquency status, risk rating and industry are considered risk factors in this pool.
8.	Taxi Medallions These loans consist primarily of loans made to New York taxi medallion owners and are secured by liens on the taxi medallions. No new taxi medallions have been originated since 2014, the remaining portfolio is running off and all credits are individually evaluated for expected credit losses. As a result, a segmentation analysis is not relevant for this portfolio.

Lastly, the Company identified that the remainder of the portfolio includes Overdraft lines of credit.

9.	Overdrafts – These are unsecured consumer lines of credits and are an immaterial component of the Company’s portfolio.

For the qualitative measurement, the Company aggregated the portfolio segments according to three business units: Business Banking, Residential and Real Estate. In accordance with the interagency statement and SEC guidance, Management evaluates nine qualitative risk factors to determine if the risk is captured elsewhere in the ACL process. If not captured elsewhere, the Company has identified specific risk factors to evaluate and incorporate into its Qualitative Framework. Some risk factors include  time to maturity, origination loan-to-value, loan type composition, the value of underlying collateral, changes in policies and procedures for lending strategies and underwriting standards, collection and recovery practices, internal credit review, changes in personnel, divergence between the levels of NYC and national unemployment, divergence between the NYC GDP and national GDP, industry concentrations and riskiness and large borrower concentrations.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded an ACL for loans in the amount of $7.1 million for the quarter ending March 31, 2020, primarily due to the deteriorating economic conditions from COVID-19 and growth in the loan portfolio. This will result in the ACL for loans totaling $28.1 million at March 31, 2020, representing 0.47% of gross loans and 167.73% of non-performing loans.

In response to COVID-19, the Company is actively assisting customers by providing short-term modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to six months. Through April 17th, modifications for loans with an aggregate outstanding loan balance of approximately $839 million of which $673 million is in our real estate portfolio and $166 million is in our business banking portfolio have been approved. Given the COVID-19 pandemic and current economic environment, we continue to see interest from our customers to modify their loans. The Company actively participated in the SBA Paycheck Protection Program, gaining approval to fund up to $64 million of these loans and expects to participate in the Main Street Lending Program in order to assist customers. Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met.

The Company may restructure loans that are not directly impacted by COVID-19 to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as TDR.

The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. All loans classified as TDR are individually evaluated, however TDR loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status and are not included as part of non-performing loans. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status and reported as non-accrual performing TDR loans until they have made timely payments for six consecutive months. These restructurings have not included a reduction of principal balance.

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At March 31, 2020, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

There were no TDR loan modifications during the three months ended March 31, 2020 and 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2020		December 31, 2019
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment
Multi-family residential	7	$1,868	7	$1,873
One-to-four family - mixed-use property	4	1,483	4	1,481
One-to-four family - residential	3	525	3	531
Taxi medallion (1)	6	1,520	7	1,668
Commercial business and other	3	950	3	941
Total performing troubled debt restructured	23	$6,346	24	$6,494
(1)	Taxi medallion loans in the table above continue to pay as agreed, however the company records interest received on a cash basis.

During the three months ended March 31, 2020 and 2019, there were no defaults of TDR loans within 12 months of their modification date. One loan was transferred to non-performing status during the three months ended March 31, 2020. The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2020		December 31, 2019
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment
Taxi medallion	5	$1,195	4	$1,065
Commercial business and other	1	279	1	279
Total troubled debt restructurings that subsequently defaulted	6	$1,474	5	$1,344

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or three months ended March 31, 2020
		Non-Accrual		Loans ninety days
	Total Non-Accrual	with no related	Interest Income	or more past due
(In thousands)	Amortized Cost	Allowance	Recognized	and still accruing:
Multi-family residential	$2,763	$2,763	$—	$—
Commercial real estate	8	8	—	—
One-to-four family - mixed-use property	627	346	—	—
One-to-four family - residential	4,588	4,588	—	—
Construction loans	—	—	—	—
Small Business Administration	1,544	1,544	—	—
Taxi Medallion (1)	1,763	1,763	9	—
Commercial business and other (1)	5,006	5,001	—	—
Total	$16,299	$16,013	$9	$—

(1)	Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.5 million at March 31, 2020 and non-accrual performing TDR commercial business loans totaling $1.0 million at March 31, 2020.

The following table shows our non-performing loans at the period indicated:

December 31,
(In thousands)	2019
Loans ninety days or more past due and still accruing:
Multi-family residential	$445
Total	445
Non-accrual mortgage loans:
Multi-family residential	2,296
Commercial real estate	367
One-to-four family - mixed-use property	274
One-to-four family - residential	5,139
Total	8,076
Non-accrual non-mortgage loans:
Small Business Administration	1,151
Taxi medallion (1)	1,641
Commercial business and other (1)	1,945
Total	4,737
Total non-accrual loans	12,813
Total non-performing loans	$13,258
(1)	Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.7 million at December 31, 2019, respectively and non-accrual performing TDR commercial business loans totaling $0.9 million at December 31, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended
	March 31,
	2020	2019

Interest income that would have been recognized had the loans performed in accordance with their original terms	$375	$394
Less: Interest income included in the results of operations	89	118
Total foregone interest	$286	$276

The following tables shows the aging of the amortized cost basis in past-due loans at the period indicated by class of loans:

	March 31, 2020
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$1,919	$—	$2,763	$4,682	$2,274,090	$2,278,772
Commercial real estate	5,206	—	8	5,214	1,661,599	1,666,813
One-to-four family - mixed-use property	3,283	—	627	3,910	592,435	596,345
One-to-four family - residential	1,322	381	4,588	6,291	193,593	199,884
Construction loans	—	—	—	—	66,524	66,524
Small Business Administration	—	—	1,544	1,544	12,961	14,505
Taxi medallion	—	—	1,195	1,195	2,087	3,282
Commercial business and other	645	153	4,968	5,766	1,100,197	1,105,963
Total	$12,375	$534	$15,693	$28,602	$5,903,486	$5,932,088

The following tables show by delinquency an analysis of our recorded investment in loans at the periods indicated by class of loans:

	December 31, 2019
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$4,042	$1,563	$2,741	$8,346	$2,230,245	$2,238,591
Commercial real estate	—	4,941	367	5,308	1,576,700	1,582,008
One-to-four family - mixed-use property	1,117	496	274	1,887	590,584	592,471
One-to-four family - residential	720	1,022	5,139	6,881	181,335	188,216
Co-operative apartments	—	—	—	—	8,663	8,663
Construction loans	—	—	—	—	67,754	67,754
Small Business Administration	—	—	1,151	1,151	13,294	14,445
Taxi medallion	—	—	1,065	1,065	2,244	3,309
Commercial business and other	2,340	5	1,945	4,290	1,057,188	1,061,478
Total	$8,219	$8,027	$12,682	$28,928	$5,728,007	$5,756,935

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

	March 31, 2020
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(651)	1,170	(55)	(159)	(279)	1,180	—	(827)	379
Charge-offs	—	—	—	—	—	—	—	(1,259)	(1,259)
Recoveries	7	—	78	4	—	7	—	14	110
Provision (benefit)	1,148	1,192	330	291	23	(22)	—	4,155	7,117
Ending balance	$5,895	$6,791	$2,170	$892	$185	$1,528	$—	$10,637	$28,098

	March 31, 2019
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$329	$418	$—	$7,591	$20,945
Charge-offs	—	—	(1)	—	—	—	—	(1,137)	(1,138)
Recoveries	13	—	86	4	—	4	84	45	236
Provision (benefit)	(196)	(37)	(161)	(22)	22	(13)	(84)	1,463	972
Ending balance	$5,493	$4,278	$1,791	$731	$351	$409	$—	$7,962	$21,015

See also Note 16 for the adoption of ASC Topic 326, “Credit Loses”.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previous mentioned categories then the loan would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination :

	For the year ended
							Revolving Loans,	Lines of Credit
							Amortized Cost	converted to
(In thousands)	2020	2019	2018	2017	2016	Prior	Basis	term loans
1-4 Family Residential
Pass	$8,526	$26,292	$29,807	$16,352	$11,399	$65,998	$9,361	$22,132
Watch	—	—	—	—	—	2,759	—	1,809
Special Mention	—	—	—	—	—	444	146	147
Substandard	—	—	—	—	950	2,906	—	856
Total 1-4 Family Residential	$8,526	$26,292	$29,807	$16,352	$12,349	$72,107	$9,507	$24,944
1-4 Family Mixed-Use
Pass	$15,189	$70,064	$78,136	$63,655	$54,009	$304,415	$—	$—
Watch	—	—	793	—	1,325	7,148	—	—
Special Mention	—	—	—	—	—	984	—	—
Substandard	—	—	—	—	—	627	—	—
Total 1-4 Family Mixed Use	$15,189	$70,064	$78,929	$63,655	$55,334	$313,174	$—	$—
Commercial Real Estate
Pass	$75,893	$254,086	$283,515	$194,618	$239,116	$511,871	$—	$—
Watch	4,979	9,762	—	4,963	20,748	66,711	—	—
Special Mention	—	—	—	—	—	543	—	—
Substandard	—	—	—	—	—	8	—	—
Total Commercial Real Estate	$80,872	$263,848	$283,515	$199,581	$259,864	$579,133	$—	$—
Construction
Pass	$4,885	$15,633	$35,934	$—	$9,394	$—	$—	$—
Special Mention	—	—	678	—	—	—	—	—
Total Construction	$4,885	$15,633	$36,612	$—	$9,394	$—	$—	$—
Multifamily
Pass	$68,498	$313,608	$369,264	$376,202	$283,128	$846,228	$4,460	$—
Watch	—	—	—	2,158	2,843	9,620	—	—
Substandard	—	—	1,974	—	—	789	—	—
Total Multifamily	$68,498	$313,608	$371,238	$378,360	$285,971	$856,637	$4,460	$—
Commercial Business - Secured by RE
Pass	$27,601	$117,070	$59,408	$22,399	$44,964	$85,736	$—	$—
Watch	—	—	6,647	1,320	2,701	3,276	—	—
Special Mention	—	—	—	—	—	423	—	—
Substandard	—	—	—	—	—	2,330	—	—
Total Commercial Business - Secured by RE	$27,601	$117,070	$66,055	$23,719	$47,665	$91,765	$—	$—
Commercial Business
Pass	$39,770	$151,169	$117,548	$73,802	$18,931	$73,775	$213,463	$—
Watch	1,221	1,001	2,372	3,114	445	587	19,162	—
Special Mention	—	—	15		2,683	463	317	—
Substandard	—	577	340	3,386	6,255	1,211	94	—
Doubtful	—	—	—	—	—	108	—	—
Total Commercial Business	$40,991	$152,747	$120,275	$80,302	$28,314	$76,144	$233,036	$—
Small Business Administration
Pass	$—	$986	$3,626	$1,072	$2,704	$2,220	$—	$—
Watch	—	—	—	2,299	—	—	—	—
Special Mention	—	—	—	—	—	54	—	—
Substandard	—	—	—	1,170	374	—	—	—
Total Small Business Administration	$—	$986	$3,626	$4,541	$3,078	$2,274	$—	$—
Taxi Medallions
Substandard	—	—	—	—	—	3,282	—	—
Total Taxi Medallions	$—	$—	$—	$—	$—	$3,282	$—	$—
Other
Pass	$—	$—	$—	$—	$—	$105	$171	$—
Watch	—	—	—	—	—	—	3	—
Total Other	$—	$—	$—	$—	$—	$105	$174	$—

Total Loans	$246,562	$960,248	$990,057	$766,510	$701,969	$1,994,621	$247,177	$24,944

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at the period indicated:

	December 31, 2019
(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$1,563	$2,743	$—	$—	$4,306
Commercial real estate	5,525	367	—	—	5,892
One-to-four family - mixed-use property	1,585	453	—	—	2,038
One-to-four family - residential	1,095	5,787	—	—	6,882
Construction	—	—	—	—	—
Small Business Administration	55	85	—	—	140
Taxi medallion	—	3,309	—	—	3,309
Commercial business and other	3,924	11,289	266	—	15,479
Total loans	$13,747	$24,033	$266	$—	$38,046

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $51.9 million and $259.9 million, respectively, at March 31, 2020.

The following tables presents types of collateral-dependent loans by class of loans as of March 31, 2020:

	Collateral Type
(In thousands)	Real Estate	Business Assets
Multi-family residential	$2,763	$—
Commercial real estate	8	—
One-to-four family - mixed-use property	627	—
One-to-four family - residential	4,588	—
Small Business Administration	—	1,544
Commercial business and other	—	5,000
Taxi Medallion	—	3,282
Total	$7,986	$9,826

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Off-Balance Sheet Credit Losses

Also included within scope of the CECL standard are off-balance sheet loan commitments, which includes the unfunded portion of committed lines of credit and commitments “in-process”. Commitments “in‐process” reflect loans not in the Company’s books but rather negotiated loan / line of credit terms and rates that the Company has offered to customers and is committed to honoring. In reference to “in‐process” credits, the Company defines an unfunded commitment as a credit that has been offered to and accepted by a borrower, which has not closed and by which the obligation is not unconditionally cancellable.

The Company estimates expected credit losses over the contractual period in which the company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on losses on off-balance sheet exposures is adjusted as a provision for credit loss expense. The Company uses similar assumptions and risk factors that are developed for collectively evaluated financing receivables. This estimates includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments to be funded over its estimated life.

At March 31, 2020, allowance for off-balance-sheet credit losses is $0.8 million, which is included the “Other liabilities” on the Consolidated Statements of Financial Condition. During the first quarter 2020, the Company has $0.2 million in credit loss expense for off-balance-sheet items, which is included in the “Other operating expense” on the Consolidated Statements of Income.

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2020 and December 31, 2019, the Bank did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the three months ended March 31, 2020
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42

	For the three months ended March 31, 2019
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	2	$765	$—	$63
One-to-four family - mixed-use property	1	405	(1)	—
Total	3	$1,170	$(1)	$63

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Other Real Estate Owned

The following table shows changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the three months ended
	March 31,
	2020	2019

Balance at beginning of period	$239	$—
Reductions to carrying value	(31)	—
Balance at end of period	$208	$—

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended
	March 31,
	2020	2019

Gross gains	$—	$—
Gross losses	—	—
Write-down of carrying value	(31)	—
Total income	$(31)	$—

Included within net loans as of March 31, 2020 and December 31, 2019 was a recorded investment of $5.2 million and $6.6 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

8.     Leases

The Company has 21 operating leases for branches (including headquarters) and office spaces, nine operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from eight months to 12 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right-Of-Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense totaled $1.9 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for each of the three month periods ended March 31, 2020 and 2019. The Company has one agreement that qualifies as a short-term lease with expense totaling approximately $34,000 for each of the three month periods ended March 31, 2020 and 2019, included in Professional services on the Consolidated Statements of Income. The Company has $0.3 million and $0.2 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the weighted-average remaining lease term for our operating leases is approximately seven years and the weighted average discount rate is 3.8%. Our lease agreements do not contain any residual value guarantees.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2032.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019

Operating lease ROU assets	$39,729	$41,254

Operating lease liabilities	$47,726	$49,367

Weighted-average remaining lease term-operating leases	7.4 years	8.0 years
Weighted average discount rate-operating leases	3.8%	3.8%

The components of lease expense and cash flow information related to leases were as follows:

	For the three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019

Lease Cost
Operating lease cost	$1,885	$1,892
Short-term lease cost	34	34
Variable lease cost	264	246
Total lease cost	$2,183	$2,172

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,982	$2,025
Right-of-use assets obtained in exchange for new operating lease liabilities	$23	$21

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of March 31, 2020 and December 31, 2019:

Minimum Rental
(In thousands)
Years ended December 31:
2020	$6,004
2021	7,680
2022	7,265
2023	7,398
2024	7,425
Thereafter	19,148
Total minimum payments required	54,920
Less: implied interest	7,194
Total lease obligations	$47,726

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Stock-Based Compensation

On January 31, 2019, the Board of Directors approved a 2019 long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of March 31, 2020, PRSU’s granted in 2020 are being accrued at target and PRSU’s granted in 2019 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

For the three months ended March 31, 2020 and 2019, the Company’s net income, as reported, included $2.5 million and $4.0 million, respectively, of stock-based compensation costs and $0.6 million and $1.0 million of income tax benefits, respectively, related to the stock-based compensation plans in each of the periods. During the three months ended March 31, 2020 and 2019, the Company granted 170,228 and 263,574 in RSU awards, respectively. During the three months ended March 31, 2020 and 2019, the Company granted 72,143 and 57,870 in PRSU awards, respectively. The Company has not granted stock options since 2009 and at March 31, 2020, had none outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s RSU and PRSU awards at or for the three months ended March 31, 2020:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2019	428,295	$24.42	34,186	$22.38
Granted	170,228	19.79	72,143	20.38
Vested	(232,351)	22.28	(35,149)	20.54
Forfeited	(2,415)	24.62	—	—
Non-vested at March 31, 2020	363,757	$23.62	71,180	$21.26
Vested but unissued at March 31, 2020	216,777	$23.26	62,515	$21.35

As of March 31, 2020, there was $8.4 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of awards vested for the three months ended March 31, 2020 and 2019 was $5.0 million and $6.1 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2020:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2019	109,226	$21.61
Granted	5,798	17.77
Distributions	(26)	20.45
Outstanding at March 31, 2020	114,998	$13.36
Vested at March 31, 2020	114,627	$13.36

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.9) million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The total fair value of the distributions from the Phantom Stock Plan was less than $1,000  and $22,000 for the three months ended March 31, 2020 and 2019, respectively.

10.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2020	2019

Employee Pension Plan:
Interest cost	$163	$199
Amortization of unrecognized loss	111	67
Expected return on plan assets	(257)	(272)
Net employee pension expense (benefit)	$17	$(6)

Outside Director Pension Plan:
Service cost	$4	$10
Interest cost	16	21
Amortization of unrecognized gain	(14)	(35)
Amortization of past service liability	—	—
Net outside director pension expense (benefit)	$6	$(4)

Other Postretirement Benefit Plans:
Service cost	$69	$70
Interest cost	65	85
Amortization of past service credit	(20)	(22)
Net other postretirement expense	$114	$133

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2019 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2020. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2020, the Company had contributed $36,000 to the Outside Director Pension Plan and $18,000 in contributions were made to the Other Postretirement Benefit Plans. As of March 31, 2020, the Company has not revised its expected contributions for the year ending December 31, 2020.

11.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2020, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.6 million and $45.1 million, respectively. At December 31, 2019, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $44.4 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three months ended March 31, 2020 and 2019.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value
	Measurements	Measurements
	at March 31,	at December 31,	Three Months Ended
(In thousands)	2020	2019	March 31, 2020	March 31, 2019

Mortgage-backed securities	$738	$772	$3	$1
Other securities	13,831	13,548	219	179
Borrowed funds	45,126	44,384	(2,351)	(1,210)
Net loss from fair value adjustments (1)			$(2,129)	$(1,030)
(1)	The net loss from fair value adjustments presented in the above table does not include losses of $3.9 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2020 and December 31, 2019. The fair value of borrowed funds includes accrued interest payable of $0.2 million at both March 31, 2020 and December 31, 2019, respectively.

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

Level 1 – when quoted market prices are available in an active market. At March 31, 2020 and December 31, 2019, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2020 and December 31, 2019, Level 2 included mortgage-backed securities, CLO’s, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2020 and December 31, 2019, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at March 31, 2020 and December 31, 2019:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Assets:
Securities available for sale
Mortgage-backed Securities	$—	$—	$489,556	$523,849	$—	$—	$489,556	$523,849
Other securities	12,476	12,216	212,025	235,103	1,355	1,332	225,856	248,651
Interest rate swaps	—	—	—	2,352	—	—	—	2,352

Total assets	$12,476	$12,216	$701,581	$761,304	$1,355	$1,332	$715,412	$774,852

Liabilities:
Borrowings	$—	$—	$—	$—	$45,126	$44,384	$45,126	$44,384
Interest rate swaps	—	—	70,611	19,653	—	—	70,611	19,653

Total liabilities	$—	$—	$70,611	$19,653	$45,126	$44,384	$115,737	$64,037

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	March 31, 2020		March 31, 2019
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)

Beginning balance	$1,332	$44,384	$1,256	$41,849
Net gain from fair value adjustment of financial assets (1)	24	—	33	—
Net loss from fair value adjustment of financial liabilities (1)	—	2,351	—	1,210
Decrease in accrued interest receivable	(1)	—	—	—
(Decrease) increase in accrued interest payable	—	(24)	—	9
Change in unrealized gains included in other comprehensive income	—	(1,585)	—	(127)
Ending balance	$1,355	$45,126	$1,289	$42,941

Changes in unrealized gains held at period end	$—	3,062	—	1,375
(1)	Totals in the table above are presented in the Consolidated Statement of Income under net loss from fair value adjustments.

During the three months ended March 31, 2020 and 2019, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,355	Discounted cash flows	Discount rate	n/a	3.7%

Liabilities:

Junior subordinated debentures	$45,126	Discounted cash flows	Discount rate	n/a	3.7%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Trust preferred securities	$1,332	Discounted cash flows	Discount rate	n/a	4.2%

Liabilities:

Junior subordinated debentures	$44,384	Discounted cash flows	Discount rate	n/a	4.2%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2020 and December 31, 2019, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at March 31, 2020 and December 31, 2019:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)
Assets
Non-accrual loans	$—	$—	$—	$—	$1,259	$1,081	$1,259	$1,081
Other real estate owned	—	—	—	—	208	239	208	239

Total assets	$—	$—	$—	$—	$1,467	$1,320	$1,467	$1,320

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Non-accrual loans	$169	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.0%	0.0%
			Reduction for planned expedited disposal	47.8%	47.8%

Non-accrual loans	$818	Discounted Cash flow	Discount Rate	6.4%	6.4%
			Probability of Default	20.0%	20.0%

Non-accrual loans	$272	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	(10.0) to 15.0%	2.5%
			Capitalization rate	9.5%	9.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Other real estate owned	208	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.5% to 12.5%	6.5%
			Reduction for planned expedited disposal	0.0%	0.0%

	At December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(Dollars in thousands)
Assets:

Impaired loans	$809	Discounted Cash flow	Discount Rate	6.4%	6.4%
			Probability of Default	20.0%	20.0%

Impaired loans	$272	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	(10.0) to 15.0	2.5%
			Capitalization Rate	9.5%	9.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Other real estate owned	$239	Sales approach	Reduction for planned expedited disposal	0.5 to 12.5	6.5%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The methods and assumptions used to estimate fair value at March 31, 2020 and December 31, 2019 are as follows:

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

Non-accrual Loans:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$157,184	$157,184	$157,184	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,929	8,953	—	8,953	—
Other securities	50,225	51,938	—	—	51,938
Securities available for sale
Mortgage-backed securities	489,556	489,556	—	489,556	—
Other securities	225,856	225,856	12,476	212,025	1,355
Loans	5,932,088	6,035,453	—	—	6,035,453
FHLB-NY stock	74,000	74,000	—	74,000	—
Accrued interest receivable	25,526	25,527	2	2,254	23,271

Liabilities:
Deposits	$4,901,486	$4,914,041	$3,729,105	$1,184,936	$—
Borrowings	1,617,582	1,624,010	—	1,578,884	45,126
Accrued interest payable	7,492	7,492	—	7,492	—
Interest rate swaps	70,611	70,611	—	70,611	—

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:

Cash and due from banks	$49,787	$49,787	$49,787	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,934	8,114	—	8,114	—
Other securities	50,954	53,998	—	—	53,998
Securities available for sale
Mortgage-backed securities	523,849	523,849	—	523,849	—
Other securities	248,651	248,651	12,216	235,103	1,332
Loans	5,772,206	5,822,124	—	—	5,822,124
FHLB-NY stock	56,921	56,921	—	56,921	—
Accrued interest receivable	25,722	25,722	9	2,519	23,194
Interest rate swaps	2,352	2,352	—	2,352	—

Liabilities:
Deposits	$5,066,424	$5,070,046	$3,628,534	$1,441,512	$—
Borrowings	1,237,231	1,389,883	—	1,345,499	44,384
Accrued interest payable	6,752	6,752	—	6,752	—
Interest rate swaps	19,653	19,653	—	19,653	—

12.     Derivative Financial Instruments

At March 31, 2020 and December 31, 2019, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at March 31, 2020 and December 31, 2019; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $323.5 million and $326.0 million at March 31, 2020 and December 31, 2019, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $866.5 million and $541.5 million at March 31, 2020 and December 31, 2019, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

At March 31, 2020 and December 31, 2019, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At March 31, 2020 and December 31, 2019, derivatives with a combined notional amount of $18.0 million were not designated as hedges. At March 31, 2020 and December 31, 2019, derivatives with a combined notional amount of $323.5 million and $326.0 million, respectively, were designated as fair value hedges. At March 31, 2020 and December 31, 2019, derivatives with a combined notional amount of $866.5 million and $541.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended March 31, 2020 and 2019, $0.2 million each were reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of the accumulated comprehensive income (loss) into earnings is $0.6 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	March 31, 2020		December 31, 2019
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)
	(In thousands)
Interest rate swaps (fair value hedge)	$—	$—	$139,960	$2,352
Interest rate swaps (fair value hedge)	323,525	(35,069)	186,009	(7,769)
Interest rate swaps (cash flow hedge)	866,500	(28,325)	541,500	(8,350)
Interest rate swaps (non-hedge)	18,000	(7,217)	18,000	(3,534)
Total derivatives	$1,208,025	$(70,611)	$885,469	$(17,301)
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2020	2019
Financial Derivatives:
Interest rate swaps (non-hedge) (1)	$(3,929)	$(1,072)
Interest rate swaps (fair value hedge) (2)	(2,249)	(292)
Interest rate swaps (cash flow hedge) (3)	(391)	611
Net loss	$(6,569)	$(753)

(1)	Includes interest income (loss) recorded in “Interest and fees on loans” in the Consolidated Statements of Income of ($0.1) million and ($22,000) for the three months ended March 31, 2020 and 2019, respectively. Also includes net gains and (losses) recorded in “Net loss from fair value adjustments” in the Consolidated Statements of Income of ($3.9) million and ($1.1) million for the three months ended March 31, 2020 and 2019, respectively.
(2)	Includes interest income (loss) recorded in “Interest and fees on loans” in the Consolidated Statements of Income of ($0.2) million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Also includes net gains and (losses) recorded in “Net loss from fair value adjustments” in the Consolidated Statements of Income of ($2.1) million and ($0.6) million for the three months ended March 31, 2020 and 2019, respectively.
(3)	Recorded as part of “Other interest expense” in the Consolidated Statements of Income.

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

March 31, 2020
Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$70,611	$—	$70,611	$72,526	$—	$(1,915)

December 31, 2019
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$2,352	$—	$2,352	$—	$—	$2,352

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$19,653	$—	$19,653	$19,265	$—	$388

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Company’s trusts, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. As of March 31, 2020, the Company is undergoing examination for its New York State income tax returns for 2014, 2015 and 2016 and its New York City income tax return for 2015, 2016 and 2017.

Income tax provisions are summarized as follows:

	For the three months
	ended March 31,
	2020	2019
(In thousands)
Federal:
Current	$1,950	$1,326
Deferred	(961)	617
Total federal tax provision	989	1,943
State and Local:
Current	162	156
Deferred	(1,357)	188
Total state and local tax (benefit) provision	(1,195)	344
Total income tax (benefit) provision	$(206)	$2,287

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.     Accumulated Other Comprehensive Income (Loss):

The following tables sets forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended March 31, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

Other comprehensive income before reclassifications, net of tax	(10,202)	(13,748)	—	1,096	(22,854)

Amounts reclassified from accumulated other comprehensive income, net of tax	25	143	53	—	221

Net current period other comprehensive income (loss), net of tax	(10,177)	(13,605)	53	1,096	(22,633)

Ending balance, net of tax	$(14,159)	$(19,468)	$(930)	$2,117	$(32,440)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended March 31, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total
	(In thousands)

Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	5,620	(3,644)	—	88	2,064

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	139	7	—	146

Net current period other comprehensive income, net of tax	5,620	(3,505)	7	88	2,210

Ending balance, net of tax	$(10,029)	$199	$(1,666)	$954	$(10,542)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended March 31, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities	$(37)		Net loss on sale of securities
	12		Provision for income taxes
	$(25)		Net of tax
Cash flow hedges:
Interest rate swaps	$(208)		Other interest expense
	65		Tax benefit
	$(143)		Net of tax
Amortization of defined benefit pension items:
Actuarial gain (losses)	$(97)	(1)	Other operating expense
Prior service credits	20	(1)	Other operating expense
	(77)		Total before tax
	24		Provision for income taxes
	$(53)		Net of tax

For the three months ended March 31, 2019
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Cash flow hedges:
Interest rate swaps	$(201)		Interest expense
	62		Tax benefit
	$(139)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(32)	(1)	Other operating expense
Prior service credits	22	(1)	Other operating expense
	(10)		Total before tax
	3		Tax benefit
	$(7)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 (“Pension and Other Postretirement Benefit Plans”) for additional information.

15.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As March 31, 2020, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.500%. The CCB for the Bank at March 31, 2020 was 4.98%.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$676,267	9.51%	$680,749	9.65%
Requirement to be well capitalized	355,552	5.00	352,581	5.00
Excess	320,715	4.51	328,168	4.65

Common Equity Tier I risk-based capital:
Capital level	$676,267	12.48%	$680,749	13.02%
Requirement to be well capitalized	352,240	6.50	339,944	6.50
Excess	324,027	5.98	340,805	6.52

Tier 1 risk-based capital:
Capital level	$676,267	12.48%	$680,749	13.02%
Requirement to be well capitalized	433,526	8.00	418,393	8.00
Excess	242,741	4.48	262,356	5.02

Total risk-based capital:
Capital level	$703,130	12.98%	$702,500	13.43%
Requirement to be well capitalized	541,908	10.00	522,991	10.00
Excess	161,222	2.98	179,509	3.43

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2020, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at March 31, 2020 was 5.16%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$610,898	8.59%	$615,500	8.73%
Requirement to be well capitalized	355,470	5.00	352,581	5.00
Excess	255,428	3.59	262,919	3.73

Common Equity Tier I risk-based capital:
Capital level	$567,306	10.47%	$572,651	10.95%
Requirement to be well capitalized	352,184	6.50	339,929	6.50
Excess	215,122	3.97	232,722	4.45

Tier 1 risk-based capital:
Capital level	$610,898	11.28%	$615,500	11.77%
Requirement to be well capitalized	433,458	8.00	418,374	8.00
Excess	177,440	3.28	197,126	3.77

Total risk-based capital:
Capital level	$712,761	13.16%	$712,251	13.62%
Requirement to be well capitalized	541,822	10.00	522,967	10.00
Excess	170,939	3.16	189,284	3.62

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

16.     New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2020:

Effective January 1, 2020, the Company adopted Accounting Standards Topic 326, “Financial Instruments – Credit Losses” which replaced the previously existing U.S. GAAP “incurred loss” approach to “expected credit losses” approach, which is referred as Current Expected Credit Losses (“CECL”). CECL measures the credit loss associated with financial assets carried at amortize cost, including loan receivables, held-to-maturity debt securities, off balance sheet credit exposures and certain leases recognized by a lessor. CECL introduced the concept of purchased credit-deteriorated (PCD) financial assets, in which it requires the estimate of expected credit losses embedded in the purchase price of PCD assets to be estimated and separately recognized as an allowance as of the date of acquisition. It also modifies the accounting of impairment on available-for-sale debt securities by recognizing a credit loss through an allowance for credit.

The company adopted Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balances sheet exposures. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption we recorded a cumulative-effect adjustment to retained earnings totaling $1.3 million, $0.9 million, net of tax. The transition adjustment includes changes to the three applicable components of the ACL: increases of $0.4 million in the allowance for loan losses, $0.3 million in the allowance for held-to-maturity debt securities and $0.6 million in the allowance for off-balance sheet items.

At January 1, 2020 the reasonable and supportable forecast indicated economic growth and low unemployment.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820)”: The Update modifies the disclosure requirements on fair value measurements in Topic 820. The guidance did not have a significant impact on the Company’s financial positions, results of operations or disclosures.

Effective January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under this ASU, the Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The guidance did not have a significant impact on the Company’s financial positions, results of operations or disclosures.

Accounting Standards Pending Adoption:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20)” providing targeted improvements to the disclosures required for Defined Benefit Plans. The amendments in in this Update are effective for fiscal years ended after December 15, 2020. Early adoption is permitted. The amendments are to be applied on a retrospective basis to all periods presented. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements. The amendments in this Update apply to contract modifications that replace a reference rate reform and contemporaneous modifications of other terms related to the replacement of the reference rate.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2019. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Impact of COVID-19

In March 2020, the World Health Organization recognized the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. The Spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in United States and globally, including the markets we serve. In response to the pandemic, government placed orders for shelter in place, maintain social distancing and closed businesses that are not deemed essential.

The Company was quick to respond to the pandemic with new health and safety measures, including social distancing, appointment banking and expansion of our remote capabilities. Our staff responded to these changes in a superb fashion and continue to provide our customers with excellent service. Today we have the capability of having our entire staff work remotely. On any given day, as many as 85% of staff work from home. The Federal Reserve’s dramatic 150 basis point drop in rates provided the country with much needed liquidity to counteract the negative economic effects of the COVID-19 pandemic. As a result, we recorded mark to market adjustments on items carried at fair value under the fair value option and on our derivative portfolio totaling $0.20 per share, after-tax.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed in to law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a program to aid small and medium- sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.

During these tumultuous times, we are actively assisting our customers by providing short-term forbearances in the form of deferrals of interest, principal and/or escrow for terms ranging from one to six months. Through April 17th, 2020, we have approved forbearances for loans with an aggregate outstanding loan balance of approximately $839 million of which $673 million is in our real estate portfolio and $166 million is in our business banking portfolio. Given the pandemic and

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

current economic environment, we continue to see interest from our customers to modify loans. We actively participated in the PPP, gaining approval to fund up to $64 million of these loans.  We also expect to participate in the Main Street Lending Program in order to assist our customers.

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

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) Small Business Administration (“SBA”) loans and other small business loans; (3) construction loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our net interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income primarily from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by changes in the fair value of financial assets and financial liabilities for which changes in value are recorded through earnings, our periodic provision for credit losses and specific provision for losses on real estate owned.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Our net interest margin for three months ended March 31, 2020 decreased $0.4 million to $40.8 million from $41.2 million from the three months ended December 2019. The provision for credit losses for loans was increased $7.5 million from the three months ended December 31, 2019 primarily due to the adoption of CECL beginning January 1, 2020 and the impact of negative economic conditions resulting from the COVID-19 pandemic. CECL requires consideration of a broader range of information in order to update expected credit losses to capture life of loan and held-to-maturity debt securities estimated losses. These losses are estimated using historical loss experience, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported amount. Since current economic conditions were negatively impacted by COVID-19 pandemic, the CECL model factored in the current condition which increased our allowance for loan losses by approximately 30%.

During the three months ended March 31, 2020, our loan pipeline remained strong at $324 million. The strong C&I production aids to the diversification of our loan portfolio, these loans are generally floating rate loans which represents 19% of our loan portfolio at March 31, 2020. Loan closings for three months ended March 31, 2020 increased to $299 million compared to $270 million for three months ended December 31, 2019.

During the three months ended March 31, 2020, the yield on interest-earning assets decreased 23 basis points, while the cost of interest-bearing liabilities decreased 22 basis points from the three months ended December 31, 2019, resulting in net interest margin compression of four basis points. The decrease in the cost of interest-bearing liabilities was primarily driven by Federal Reserve dropping the rates 150 basis points to combat against COVID-19 pandemic.

Our  non-accrual and non-performing loans increased $3.9 million and $3.5 million, respectively from December 31, 2019. Net charge-offs totaled $1.1 million. The average loan-to-value on our non-performing real estate loans at March 31, 2020 remained conservative at approximately 29.0%.

The Bank and Company remain well capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 15 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

General. Net income (loss) for the three months ended March 31, 2020 was ($1.4) million, a decrease of $8.5 million, or 119.7%, compared to $7.1 million for the three months ended March 31, 2019. Diluted earnings (loss) per common share were ($0.05) for the three months ended March 31, 2020, a decrease of $0.30, or 120.0%, from $0.25 for the three months ended March 31, 2019.

Return (loss) on average equity decreased to (1.0)% for the three months ended March 31, 2020 from 5.1% for the three months ended March 31, 2019. Return on average assets decreased to (0.1)% for the three months ended March 31, 2020 from 0.4% for the three months ended March 31, 2019.

Interest Income. Interest and dividend income decreased $3.1 million, or 4.5%, to $66.7 million for the three months ended March 31, 2020 from $69.8 million for the three months ended March 31, 2019. The decrease in interest income was primarily attributable to a decrease in the yield of average interest earning assets of 31 basis points, partially offset by an increase of $198.7 million in the average balance of interest-earning assets to $6,719.9 million for the three months ended March 31, 2020 from $6,521.1 million for the comparable prior year period. The decrease in the yield on interest-earning assets was primarily due to decreases of 28 basis points and 65 basis points in the yield of total loans and taxable securities, respectively. The decrease of 28 basis points in the yield on the total loans, net, was primarily due to the impact of net losses from fair value adjustments on qualifying hedges totaling $2.1 million compared to $0.6 million for the three months ended March 31, 2019. The decrease in the yield of securities was primarily due to higher yielding securities replaced by lower yielding securities. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have decreased 15 basis points to 4.28% for the three months ended March 31, 2020 from 4.43% for the three months ended March 31, 2019, primarily due to loans being both originated and repriced at lower rates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $2.2 million, or 7.7%, to $25.8 million for the three months ended March 31, 2020 from $28.0 million for the three months ended March 31, 2019. The decrease in interest expense was primarily due to a decrease of 19 basis points in the average cost of interest-bearing liabilities to 1.74% for the three months ended March 31, 2020 from 1.93% for the three months ended March 31, 2019, partially offset by an increase of $140.7 million in the average balance of interest-bearing liabilities to $5,951.9 million for the three months ended March 31, 2020 from $5,811.3 million for the comparable prior year period. Additionally, the cost of borrowed funds decreased to 2.16% from 2.27% in the prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to Federal Reserve lowering rates.

Net Interest Income. Net interest income for the three months ended March 31, 2020 was $40.8 million, a decrease of $1.0 million, or 2.3%, from $41.8 million for the three months ended March 31, 2019. The decrease in net interest income was primarily due to the 31 basis point decrease in the yield of interest-earning assets to 3.98% from 4.29% for the comparable prior year period, partially offset by an increase in the average balance of $198.7 million for the three months ended March 31, 2020. Additionally, net interest income was positively impacted by a decrease of 19 basis points in the cost of interest-bearing liabilities to 1.74% for the three months ended March 31, 2020 as compared to 1.93% for the three months ended March 31, 2019, partially offset by increase of $140.7 million in the average balance of interest-bearing liabilities to $5,951.9 million from $5,811.3 million in the prior year period. The net effect of the above on both the net interest spread and net interest margin were decreases of 12 basis points to 2.24% and 13 basis points to 2.44%, respectively, for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. Included in net interest income was prepayment penalty income from loans totaling $0.7 million in each of the three month periods ended March 31, 2020 and 2019, recovered interest from non-accrual loans totaling $0.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, and net losses from fair value adjustments on qualifying hedges totaling $2.1 million and $0.6 million for three months ended March 31, 2020 and 2019, respectively. Excluding prepayment penalty income, recovered interest, and net losses from fair value adjustment on qualifying hedges, the net interest margin for the three months ended March 31, 2020 was 2.49%, a decrease of three basis points, from to 2.52% for the three months ended March 31, 2019.

Provision for Credit Losses. During the three months ended March 31, 2020, a provision for credit losses was recorded for $7.2 million, compared to $1.0 million for the three months ended March 31, 2019. The provision was primarily the result of economic deterioration resulting from the impact of COVID-19. During the three months ended March 31, 2020, the Bank recorded net charge-offs totaling $1.1 million, while non-accrual loans increased $3.9 million to $16.8 million from $12.8 million at December 31, 2019. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 28.9% at March 31, 2020. The Bank continues to maintain conservative underwriting standards. See “Allowance for Credit Losses” below, Note 5 (“Loans”) and Note 16 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income (Loss). Non-interest loss for the three months ended March 31, 2020 was ($2.9) million, a decrease of $3.8 million from the prior year comparable period. The decrease in non-interest income was primarily due to an increase of $3.9 million in net losses from fair value adjustments.

Non-Interest Expense. Non-interest expense was $32.4 million for each of the three months ended March 31, 2020, and March 31, 2019.

Income (Loss) before Income Taxes. Income before the provision for income taxes decreased $11.0 million, or 117.1%, to ($1.6) million for the three months ended March 31, 2020 from $9.4 million for the three months ended March 31, 2019 for the reasons discussed above.

Provision(benefit) for Income Taxes. The benefit for income taxes was ($0.2) million for the three months ended March 31, 2020, a decrease of $2.5 million, or 109.0%, from $2.3 million for the three months ended March 31, 2019. The decrease was primarily due to a decrease in income before income taxes.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at March 31, 2020 were $7,245.4 million, an increase of $227.6 million, or 3.2%, from $7,017.8 million at December 31, 2019. Total loans, net increased $153.5 million, or 2.7%, during the three months ended March 31, 2020, to $5,904.0 million from $5,750.5 million at December 31, 2019. Loan originations and purchases were $298.7 million for the three months ended March 31, 2020, an increase of $100.7 million, or 50.8%, from $198.0 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we continued to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $324.4 million at March 31, 2020, compared to $324.5 million at December 31, 2019.

The following table shows loan originations and purchases for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2020	2019
Multi-family residential (1)	$67,318	$27,214
Commercial real estate (2)	99,571	13,941
One-to-four family – mixed-use property	13,455	16,423
One-to-four family – residential	8,413	3,886
Co-operative apartments	704	—
Construction (3)	6,749	5,901
Small Business Administration	57	329
Commercial business and other (4)	102,448	130,330
Total	$298,715	$198,024
(1)	Includes purchases of $3.1 million for the three months ended March 31, 2020.
(2)	Includes purchases of $30.0 million for three months ended March 31, 2020.
(3)	Includes purchases of $3.5 million and $2.4 million for three months ended March 31, 2020 and March 31, 2019, respectively.
(4)	Includes purchases of $40.7 million and $54.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended March 31, 2020 had an average loan-to-value ratio of 42.7% and an average debt coverage ratio of 181%.

The Bank’s non-performing assets totaled $17.0 million at March 31, 2020, an increase of $3.5 million, or 25.6%, from $13.5 million at December 31, 2019. Total non-performing assets as a percentage of total assets were 0.23% at March 31, 2020 compared to 0.19% at December 31, 2019. The ratio of allowance for loan losses to total non-performing loans was 167.7% at March 31, 2020 and 164.1% at December 31, 2019.

During the three months ended March 31, 2020, mortgage-backed securities decreased $34.3 million, or 6.4%, to $497.5 million from $531.8 million at December 31, 2019. The decrease in mortgage-backed securities during the three months ended March 31, 2020 was primarily due to sale of securities totaling $64.6 million at an average rate of 3.46% and principal repayments of $40.4 million, partially offset by purchase of securities totaling $63.4 million at an average rate of 2.20% and an increase in the fair value of $8.2 million.

During the three months ended March 31, 2020, other securities, decreased $23.5 million, or 8.5%, to $276.1 million from $299.6 million at December 31, 2019. The decrease in other securities during the three months ended March 31, 2020, was primarily due to a decrease in fair value of $23.0 million. At March 31, 2020 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $6,695.7 million at March 31, 2020, an increase of $257.6 million, or 4.0%, from $6,438.1 million at December 31, 2019. During the three months ended March 31, 2020, due to depositors decreased $193.6 million, or 3.9%, to $4,828.4 million due to a decrease of $265.5 million in certificates of deposit, partially offset by an increase of $71.9 million in non-maturity deposits. Included in deposits were brokered deposits totaling $115.6 million, a decrease of $273.2 million from $388.8 million at December 31, 2019. The increase in non-maturity deposits was due to increases of $54.1 million, $12.0 million, $5.1 million and $0.7 million in demand deposits, NOW accounts, money market accounts and savings accounts, respectively. Borrowed funds increased $380.4 million during the three months ended March 31, 2020. The increase in borrowed funds was primarily due to an increase in wholesale borrowings, as the Company sought to reduce the cost of funds.

Equity. Total stockholders’ equity decreased $30.0 million, or 5.2%, to $549.7 million at March 31, 2020 from $579.7 million at December 31, 2019. Stockholders’ equity decreased primarily due to an increase in accumulated comprehensive net loss of $22.6 million combined with the purchase of 142,405 treasury shares at an average cost of $16.45 per share, totaling $2.3 million and the adoption of CECL totaling $0.9 million. Additionally, stockholders’ equity was reduced due to the net loss of $1.4 million and the declaration and payment of dividends on the Company’s common stock of $0.21 per common share totaling $6.1 million. These decreases were partially offset by the net impact of vesting and exercising of shares of employee and director stock plans totaling $3.3 million. Book value per common share was $19.48 at March 31, 2020 compared to $20.59 at December 31, 2019.

Cash flow. During the three months ended March 31, 2020, funds provided by the Company’s operating activities amounted to $11.3 million. These funds, combined with $204.7 million from financing activities were utilized to fund $108.5 million used in investing activities. The Company’s primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the three months ended March 31, 2020, the net total of loan originations and purchases less loan repayments and sales was $133.1 million. During the three months ended March 31, 2020, the Company also funded $64.4 million in purchases of securities available for sale. During the three months ended March 31, 2020, funds were provided by increases of $410.0 million in net short-term borrowing and $50.0 million in proceeds from long-term borrowings. The funds were used to fund deposit withdrawals totaling $165.0 million and repay $80.5 million in long-term borrowings. The Company also used funds of $6.1 million for dividend payments and $3.8 million in purchases of treasury stock during the three months ended March 31, 2020.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2020. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2020, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2020:

	Projected Percentage Change In		Net Portfolio
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Value Ratio
-200 Basis points	4.57%	30.00%	11.51%
-100 Basis points	3.75	18.14	10.68
Base interest rate	—	—	9.37
+100 Basis points	(5.66)	(12.46)	8.45
+200 Basis points	(11.36)	(20.64)	7.86

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2020				2019
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,697,531	$49,412	4.21%		$4,619,587	$50,845	4.40%
Other loans, net	1,097,335	11,697	4.26		925,080	11,485	4.97
Total loans, net (1) (2)	5,794,866	61,109	4.22		5,544,667	62,330	4.50
Taxable securities:
Mortgage-backed securities	507,912	3,040	2.39		573,397	4,248	2.96
Other securities	243,726	1,697	2.79		241,863	2,211	3.66
Total taxable securities	751,638	4,737	2.52		815,260	6,459	3.17
Tax-exempt securities: (3)
Other securities	63,535	676	4.26		58,173	594	4.08
Total tax-exempt securities	63,535	676	4.26		58,173	594	4.08
Interest-earning deposits and federal funds sold	109,818	290	1.06		103,042	555	2.15
Total interest-earning assets	6,719,857	66,812	3.98		6,521,142	69,938	4.29
Other assets	387,141				346,998
Total assets	$7,106,998				$6,868,140
Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$194,026	281	0.58		$205,775	361	0.70
NOW accounts	1,419,739	4,648	1.31		1,488,859	6,031	1.62
Money market accounts	1,697,783	7,042	1.66		1,380,172	6,821	1.98
Certificate of deposit accounts	1,267,245	6,767	2.14		1,523,499	8,203	2.15
Total due to depositors	4,578,793	18,738	1.64		4,598,305	21,416	1.86
Mortgagors' escrow accounts	65,503	40	0.24		62,174	53	0.34
Total deposits	4,644,296	18,778	1.62		4,660,479	21,469	1.84
Borrowed funds	1,307,629	7,066	2.16		1,150,784	6,541	2.27
Total interest-bearing liabilities	5,951,925	25,844	1.74		5,811,263	28,010	1.93
Non interest-bearing deposits	449,761				398,829
Other liabilities	128,715				105,427
Total liabilities	6,530,401				6,315,519
Equity	576,597				552,621
Total liabilities and equity	$7,106,998				$6,868,140
Net interest income / net interest rate spread (tax equivalent) (3)		$40,968	2.24%			$41,928	2.36%
Net interest-earning assets / net interest margin(tax equivalent)	$767,932		2.44%		$709,879		2.57%
Ratio of interest-earning assets to interest-bearing liabilities			1.13	X			1.12	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.2 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
(2)	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $2.1 million and $0.6 million for three months ended March 31, 2020 and 2019, respectively.
(3)	Interest and yields are presented on tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for three months ended March 31, 2020 and 2019.

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

	For the three months ended March 31,
(In thousands)	2020	2019

Mortgage Loans
At beginning of period	$4,677,703	$4,638,784

Mortgage loans originated:
Multi-family residential	64,190	27,214
Commercial real estate	69,566	13,941
One-to-four family – mixed-use property	13,455	16,423
One-to-four family – residential	8,413	3,886
Co-operative apartments	704	—
Construction	3,354	3,524
Total mortgage loans originated	159,682	64,988

Mortgage loans purchased:
Multi-family residential	3,128	—
Commercial real estate	30,005	—
Construction	3,395	2,377
Total mortgage loans purchased	36,528	2,377

Less:
Principal and other reductions	79,035	86,159
Sales	498	1,042
At end of period	$4,794,380	$4,618,948

Non-Mortgage Loans
At beginning of period	$1,079,232	$897,515
Other loans originated:
Small Business Administration	57	329
Commercial business	61,208	75,393
Other	535	319
Total other loans originated	61,800	76,041

Other loans purchased:
Commercial business	40,705	54,618
Total other loans purchased	40,705	54,618

Less:
Principal and other reductions	58,154	72,661
Charge-offs	1,259	1,137
At end of period	$1,122,324	$954,376

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2020	2019
Accrual Status:
Multi-family residential	$1,868	$1,873
One-to-four family - mixed-use property	1,483	1,481
One-to-four family - residential	525	531
Total	3,876	3,885

Non-Accrual Status:
Commercial business and other	950	941
Taxi medallion	1,520	1,668
Total	2,470	2,609

Total performing troubled debt restructured	$6,346	$6,494

The following table shows our non-performing assets at amortized cost at the period indicated:

March 31,
(In thousands)	2020

Non-accrual loans:
Multi-family residential	2,763
Commercial real estate	8
One-to-four family - mixed-use property	627
One-to-four family - residential	4,588
Construction	—
Small business administration	1,544
Taxi medallion(1)	1,763
Commercial business and other(1)	5,006
Total	16,299
Total non-performing loans	16,299
Other non-performing assets:
Real estate acquired through foreclosure	208
Other assets acquired through foreclosure	35
Total	243
Total non-performing assets	$16,542

(1)	Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.5 million at March 31, 2020 and non-accrual performing TDR commercial business loans totaling $1.0 million at March 31, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the period indicated:

December 31,
(In thousands)	2019

Loans 90 days or more past due and still accruing:
Multi-family residential	$445
Total	445
Non-accrual loans:
Multi-family residential	2,296
Commercial real estate	367
One-to-four family - mixed-use property	274
One-to-four family - residential	5,139
Small business administration	1,151
Taxi medallion(1)	1,641
Commercial business and other(1)	1,945
Total	12,813
Total non-performing loans	13,258
Other non-performing assets:
Real estate acquired through foreclosure	239
Other assets acquired through foreclosure	35
Total	274
Total non-performing assets	$13,532

Non-performing assets to total assets	0.19%
Allowance for loan losses to non-performing loans	164.05%
(1)	Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.7 million at December 31, 2019, respectively and non-accrual performing TDR commercial business loans totaling $0.9 million at December 31, 2019.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2020 and December 31, 2019. The Company had classified OREO and other assets acquired through foreclosure totaling $0.2 million and $0.3 million at March 31, 2020 and December 31, 2019, respectively. The Company did not hold any criticized or classified investment securities at March 31, 2020 and December 31, 2019. Our total Criticized and Classified assets were $34.0 million at March 31, 2020, a decrease of $4.1 million from $38.0 million at December 31, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

Upon adoption of CECL, ACL increased by $1.3 million, included an increase of $0.6 million to the allowance of off-balance sheet credit losses and $0.3 million to the allowance of credit losses of securities. We recorded $7.1 million provision for credit losses for the first quarter  of 2020 utilizing the CECL methodology. The increase resulted primarily due to the effect of the COVID-19 and growth in the loan portfolio. The impact from the above resulted in ACL totaling $29.3 million at March 31, 2020. We recorded $1.1 million in net charge-offs during the three months ended March 31, 2020.

March 31,
(Dollars in thousands)	2020

Balance at beginning of period	$21,751
Loans- CECL Adoption	379
Loans- Charge-off	(1,259)
Loans- Recovery	110
Loans- Provision	7,117
Allowance for loan losses	$28,098

Balance at beginning of period	$—
HTM Securities- CECL Adoption	340
HTM Securities- Provision	62
Allowance for HTM Securities losses	$402

Balance at beginning of period	$—
Off-Balance Sheet - CECL Adoption	553
Off-Balance Sheet- Provision	244
Allowance for Off-Balance Sheet losses	$797

Allowance for Credit Losses	$29,297

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s allowance for loan losses for the periods indicated:

	At or for the three months ended March 31,
(Dollars in thousands)	2020	2019

Balance at beginning of period	$21,751	$20,945
CECL Adoption	379	—
Provision for loan losses	7,117	972

Loans charged-off:
Multi-family residential	—	(1)
Commercial business and other	(1,259)	(1,137)
Total loans charged-off	(1,259)	(1,138)

Recoveries:
Multi-family residential	6	13
One-to-four family - mixed-use property	78	86
One-to-four family - residential	5	4
Small Business Administration	7	4
Taxi medallion	—	84
Commercial business and other	14	45
Total recoveries	110	236

Net charge-offs	(1,149)	(902)
Balance at end of period	$28,098	$21,015

Ratio of net charge-offs during the period to average loans outstanding during the period	0.08%	0.07%
Ratio of allowance for loan losses to gross loans at end of period	0.47%	0.38%
Ratio of allowance for loan losses to non-performing assets at end of period	165.32%	133.26%
Ratio of allowance for loan losses to non-performing loans at end of period	167.73%	133.55%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

The novel Coronavirus Disease 2019 ("COVID-19") pandemic has adversely affected us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects could be significant.

The COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the regions and markets in which we conduct our business and the demand for our products and services.

Business and consumer customers of Flushing Bank are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn has influenced the recognition of credit losses in our loan portfolios and has increased our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. These developments as a consequence of the COVID-19 pandemic materially impact our business and the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020, as evidenced by our first quarter results.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible, cancelling in-person meetings and implementing business continuity plans and protocols to the extent necessary.

We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

PART II – OTHER INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen. Particular concerns referenced above include:

Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under a PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding that loan at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.

Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications

PART II – OTHER INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Interest Rate Risk. Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Material risks relating to our business that are enhanced due to the COVID-19 pandemic are addressed at Item 1A Risk Factors in the Form 10-K for the fiscal year ended December 31, 2019 under the headings:

●	Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations.
●	Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types
●	Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations
●	Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited
●	The Markets in Which We Operate Are Highly Competitive
●	Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions
●	Changes in Laws and Regulations Could Adversely Affect Our Business
●	Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operation.
●	A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses
●	We May Experience Increased Delays in Foreclosure Proceedings
●	Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital
●	We May Not Fully Realize the Expected Benefit of Our Deferred Tax Asset

PART II – OTHER INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2020:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2020	—	$—	—	427,211
February 1 to February 29, 2020	12,405	18.28	12,405	414,806
March 1 to March 31, 2020	130,000	16.27	130,000	284,806
Total	142,405	16.45	142,405

During the quarter ended March 31, 2020, the Company repurchased 142,405 shares of the Company’s common stock at an average cost of $16.45 per share. On March 31, 2020, 284,806 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (7)
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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	May 11, 2020	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	May 11, 2020	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer