Form 10-Q
period 2020-06-30
FLUSHING FINANCIAL CORP
filed 2020-08-10
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2020 was 28,217,733.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	June 30,	December 31,
	2020	2019

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$84,754	$49,787
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $8,872 and $5,283 at June 30, 2020 and December 31, 2019, respectively; fair value of $9,126 and $8,114 at June 30, 2020 and December 31, 2019, respectively)	7,924	7,934
Other securities, net of allowance for credit losses of $402 (none pledged; fair value of $52,532 and $53,998 at June 30, 2020 and December 31, 2019, respectively)	50,078	50,954
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $178,819 and $212,038 at June 30, 2020 and December 31, 2019, respectively; $703 and $772 at fair value pursuant to the fair value option at June 30, 2020 and December 31, 2019, respectively)	442,507	523,849
Other securities (none pledged; $13,707 and $13,548 at fair value pursuant to the fair value option at June 30, 2020 and December 31, 2019, respectively)	232,803	248,651
Loans:
Multi-family residential	2,285,555	2,238,591
Commercial real estate	1,646,085	1,582,008
One-to-four family - mixed-use property	591,347	592,471
One-to-four family - residential	184,741	188,216
Co-operative apartments	8,423	8,663
Construction	69,433	67,754
Small Business Administration	106,813	14,445
Taxi medallion	3,269	3,309
Commercial business and other	1,073,623	1,061,478
Net unamortized premiums and unearned loan fees	13,986	15,271
Allowance for loan losses	(36,710)	(21,751)
Net loans	5,946,565	5,750,455
Interest and dividends receivable	30,219	25,722
Bank premises and equipment, net	27,018	28,676
Federal Home Loan Bank of New York stock, at cost	56,400	56,921
Bank owned life insurance	157,779	157,713
Goodwill	16,127	16,127
Other real estate owned, net	208	239
Right of Use Asset	38,303	41,254
Other assets	71,974	59,494
Total assets	$7,162,659	$7,017,776

Liabilities
Due to depositors:
Non-interest bearing	$581,881	$435,072
Interest-bearing	4,467,993	4,586,977
Total Deposits	5,049,874	5,022,049
Mortgagors' escrow deposits	48,525	44,375
Borrowed funds:
Federal Home Loan Bank advances	1,195,131	1,118,528
Subordinated debentures	74,486	74,319
Junior subordinated debentures, at fair value	35,570	44,384
Total borrowed funds	1,305,187	1,237,231
Operating lease liability	45,897	49,367
Other liabilities	141,255	85,082
Total liabilities	6,590,738	6,438,104

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June 30, 2020 and December 31, 2019; 28,217,434 shares and 28,157,206 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	315	315
Additional paid-in capital	226,901	226,691
Treasury stock, at average cost (3,313,161 shares and 3,373,389 shares at June 30, 2020 and December 31, 2019, respectively)	(69,436)	(71,487)
Retained earnings	437,663	433,960
Accumulated other comprehensive loss, net of taxes	(23,522)	(9,807)
Total stockholders' equity	571,921	579,672

Total liabilities and stockholders' equity	$7,162,659	$7,017,776

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Interest and dividend income
Interest and fees on loans	$60,557	$62,273	$121,666	$124,603
Interest and dividends on securities:
Interest	4,182	6,811	9,438	13,720
Dividends	11	19	26	38
Other interest income	22	472	312	1,027
Total interest and dividend income	64,772	69,575	131,442	139,388
Interest expense
Deposits	9,971	22,827	28,749	44,296
Other interest expense	6,084	6,739	13,150	13,280
Total interest expense	16,055	29,566	41,899	57,576
Net interest income	48,717	40,009	89,543	81,812
Provision for credit losses	9,619	1,474	16,797	2,446
Net interest income after provision for credit losses	39,098	38,535	72,746	79,366
Non-interest income
Banking services fee income	944	1,059	1,742	2,032
Net loss on sale of securities	(54)	(15)	(91)	(15)
Net gain on sale of loans	—	114	42	177
Net gain on sale of assets	—	770	—	770
Net gain (loss) from fair value adjustments	10,205	(1,956)	4,212	(4,036)
Federal Home Loan Bank of New York stock dividends	881	826	1,845	1,729
Life insurance proceeds	659	—	659	43
Bank owned life insurance	932	810	1,875	1,550
Other income	170	843	589	1,144
Total non-interest income	13,737	2,451	10,873	3,394
Non-interest expense
Salaries and employee benefits	16,184	15,668	34,804	34,834
Occupancy and equipment	2,827	2,742	5,667	5,531
Professional services	1,985	1,806	4,847	4,071
FDIC deposit insurance	737	667	1,387	1,152
Data processing	1,813	1,420	3,507	2,912
Depreciation and amortization	1,555	1,497	3,091	3,015
Other real estate owned/foreclosure expense (benefit)	45	20	(119)	97
Net loss from other real estate owned	—	—	31	—
Other operating expenses	3,609	3,338	7,920	7,965
Total non-interest expense	28,755	27,158	61,135	59,577
Income before income taxes	24,080	13,828	22,484	23,183
Provision for income taxes
Federal	4,307	2,981	5,296	4,924
State and local	1,501	291	306	635
Total taxes expense	5,808	3,272	5,602	5,559
Net income	$18,272	$10,556	$16,882	$17,624

Basic earnings per common share	$0.63	$0.37	$0.58	$0.61
Diluted earnings per common share	$0.63	$0.37	$0.58	$0.61
Dividends per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Net income	$18,272	10,556	16,882	17,624
Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($31) and ($9) for the three months ended June 30, 2020 and 2019, respectively and of ($61) and ($19) for the six months ended June 30, 2020 and 2019, respectively.	67	22	134	44
Amortization of prior service credits, net of taxes of $8 and $6 for the three months ended June 30, 2020 and 2019, respectively and of $14 and $13 for six months ended June 30, 2020 and 2019, respectively.	(15)	(14)	(29)	(29)
Net unrealized gains on securities, net of taxes of ($5,193) and ($2,796) for the three months ended June 30, 2020 and 2019, respectively and of ($551) and ($5,320) for six months ended June 30, 2020 and 2019, respectively.	11,414	6,204	1,212	11,824
Reclassification adjustment for net losses included in income, net of taxes of ($17) and ($5) for three months ended June 30, 2020 and 2019, respectively and of ($29) and ($5) for the six months ended June 30, 2020 and 2019, respectively.	37	10	62	10
Net unrealized losses on cash flow hedges, net of taxes of $912 and $2,844 for the three months ended June 30, 2020 and 2019 respectively and of $7,102 and $4,419 for six months ended June 30, 2020 and 2019, respectively.	(2,005)	(6,331)	(15,610)	(9,836)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $259 and ($16) for the three months ended June 30, 2020 and 2019 respectively and of ($230) and ($55) for the six months ended June 30, 2020 and 2019, respectively.	(580)	35	516	123

Total other comprehensive income (loss), net of tax	8,918	(74)	(13,715)	2,136

Comprehensive income	$27,190	$10,482	$3,167	$19,760

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2020	2019

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,882	$17,624
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loan losses	16,797	2,446
Depreciation and amortization of bank premises and equipment	3,091	3,015
Amortization of premium, net of accretion of discount	3,235	2,831
Net (gain) loss from fair value adjustments	(4,212)	4,036
Net loss from fair value adjustments on qualifying hedges	2,438	1,455
Net gain from sale of loans	(42)	(177)
Net loss from sale of securities	91	15
Net gain from sale of asset	—	(770)
Net loss from OREO	31	—
Income from bank owned life insurance	(1,875)	(1,550)
Life insurance proceeds	(659)	(43)
Stock-based compensation expense	4,531	5,246
Deferred compensation	(3,060)	(1,634)
Deferred income tax benefit	(2,546)	(1,390)
(Decrease) increase in other liabilities	(1,411)	172
Decrease (increase) in other assets	(3,398)	1,975
Net cash provided by operating activities	29,893	33,251
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,433)	(1,220)
Net redemptions (purchases) of Federal Home Loan Bank of New York shares	521	(5,747)
Purchases of securities held-to-maturity	—	(30,030)
Proceeds from maturities and calls of securities held-to-maturity	180	1,568
Proceeds from prepayments of securities held-to-maturity	300	290
Purchases of securities available for sale	(130,344)	(72,494)
Proceeds from sales and calls of securities available for sale	139,741	59,493
Proceeds from maturities and prepayments of securities available for sale	87,658	43,357
Proceeds from sale of assets	—	813
Proceeds from bank owned life insurance	—	777
Purchase of bank owned life insurance	—	(25,000)
Net (originations) repayments of loans	(72,371)	22,741
Purchases of loans	(112,245)	(115,550)
Proceeds from sale of loans	580	3,239
Net cash used in investing activities	(87,413)	(117,763)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the six months ended June 30,
	2020	2019

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	146,809	66
Net decrease in interest-bearing deposits	(119,076)	(90,398)
Net increase in mortgagors' escrow deposits	4,150	7,340
Net proceeds from short-term borrowed funds	—	165,750
Proceeds from long-term borrowings	204,378	14,950
Repayment of long-term borrowings	(127,762)	(61,310)
Purchases of treasury stock	(3,865)	(1,885)
Proceeds from issuance of common stock upon exercise of stock options	—	3
Cash dividends paid	(12,147)	(12,081)
Net cash provided by financing activities	92,487	22,435
Net increase (decrease) in cash and cash equivalents	34,967	(62,077)
Cash and cash equivalents, beginning of period	49,787	118,561
Cash and cash equivalents, end of period	$84,754	$56,484
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$44,272	$56,117
Income taxes paid	4,664	2,776
Taxes paid if excess tax benefits were not tax deductible	4,446	2,743
Non-cash activities:
Loans transferred to REO	—	239

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2019	$579,672	$315	$226,691	$433,960	$(71,487)	$(9,807)

Impact of adoption of ASC 326 - Credit Losses	(875)	—	—	(875)	—	—
Net loss	(1,390)	—	—	(1,390)	—	—
Award of common shares released from Employee Benefit Trust (116,414 shares)	1,398	—	1,398	—	—	—
Vesting of restricted stock unit awards (272,946 shares)	—	—	(5,626)	(156)	5,782	—
Stock-based compensation expense	3,430	—	3,430	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	—	(2,342)	—
Repurchase of shares to satisfy tax obligation (74,145 shares)	(1,493)	—	—	—	(1,493)	—
Dividends on common stock ($0.21 per share)	(6,084)	—	—	(6,084)	—	—
Other comprehensive loss	(22,633)	—	—	—	—	(22,633)
Balance at March 31, 2020	549,683	315	225,893	425,455	(69,540)	(32,440)

Net income	18,272	—	—	18,272	—	—
Award of common shares released from Employee Benefit Trust (10,956 shares)	40	—	40	—	—	—
Vesting of restricted stock unit awards (6,390 shares)	—	—	(133)	(1)	134	—
Stock-based compensation expense	1,101	—	1,101	—	—	—
Repurchase of shares to satisfy tax obligation (2,558 shares)	(30)	—	—	—	(30)	—
Dividends on common stock ($0.21 per share)	(6,063)	—	—	(6,063)	—	—
Other comprehensive income	8,918	—	—	—	—	8,918
Balance at June 30, 2020	$571,921	$315	$226,901	$437,663	$(69,436)	$(23,522)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2018	$549,464	$315	$222,720	$414,327	$(75,146)	$(12,752)

Impact of adoption of ASC 842-Leases	2,716	—	—	2,716	—	—
Net income	7,068	—	—	7,068	—	—
Award of common shares released from Employee Benefit Trust (138,775 shares)	2,086	—	2,086	—	—	—
Vesting of restricted stock unit awards (287,155 shares)		—	(5,878)	(210)	6,088	—
Exercise of stock options (300 shares)	3	—	—	(3)	6	—
Stock-based compensation expense	3,931	—	3,931	—	—	—
Repurchase of shares to satisfy tax obligation (83,908 shares)	(1,877)	—	—	—	(1,877)	—
Dividends on common stock ($0.21 per share)	(6,042)	—	—	(6,042)	—	—
Other comprehensive income	2,210	—	—	—	—	2,210
Balance at March 31, 2019	559,559	315	222,859	417,856	(70,929)	(10,542)

Net income	10,556	—	—	10,556	—	—
Award of common shares released from Employee Benefit Trust (5,568 shares)	81	—	81	—	—	—
Vesting of restricted stock unit awards (1,120 shares)	—	—	(24)	—	24	—
Stock-based compensation expense	1,315	—	1,315	—	—	—
Repurchase of shares to satisfy tax obligation (382 shares)	(8)	—	—	—	(8)	—
Dividends on common stock ($0.21 per share)	(6,039)	—	—	(6,039)	—	—
Other comprehensive loss	(74)	—	—	—	—	(74)
Balance at June 30, 2019	$565,390	$315	$224,231	$422,373	$(70,913)	$(10,616)

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

As a result of the emergence of the pandemic and the uncertainty, it is not possible to determine the overall impact of the pandemic on the Company’s business. However, if the pandemic continues for an extended period of time, there could be a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision and at June 30, 2020, we have 808 active forbearances for loans with an aggregate outstanding loan balance of approximately $1.3 billion, as disclosed more fully in Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

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

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company continues to evaluate the impact of the COVID-19 pandemic and as such, evaluated goodwill for impairment at June 30, 2020. The Company conducted a quantitative impairment test of goodwill as of June 30, 2020. The impairment testing did not indicate an impairment of goodwill. Management will continue to monitor if events requiring further goodwill impairment testing have occurred. At June 30, 2020 and December 31, 2019, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Net income	$18,272	$10,556	$16,882	$17,624
Divided by:
Weighted average common shares outstanding	28,867	28,761	28,860	28,691
Weighted average common stock equivalents	—	—	—	—
Total weighted average common shares outstanding and common stock equivalents	28,867	28,761	28,860	28,691
Basic earnings per common share	$0.63	$0.37	$0.58	$0.61
Diluted earnings per common share (1)	$0.63	$0.37	$0.58	$0.61
Dividend payout ratio	33.3%	56.8%	72.4%	68.9%
(1)	For the three and six months ended June 30, 2020 and 2019, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The Company did not hold any trading securities at June 30, 2020 and December 31, 2019. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

Allowance for credit losses

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities, two of which are structured similar to a commercial owner occupied loan, which is modeled for credit losses similar to commercial business loans secured by real estate. The other security is issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government and therefore the Company assumes a zero loss expectation. At June 30th, 2020, we have one active forbearance for held-to-maturity securities with an outstanding balance of $20.9 million. During the time this security is in forbearance, it is considered current and as such, continues to accrue interest at its original contractual terms. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at June 30, 2020 and is excluded from estimates of credit losses.

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2020:

			Gross	Gross	Allowance
	Amortized		Unrealized	Unrealized	for Credit
	Cost	Fair Value	Gains	Losses	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,480	$52,532	$2,214	$162	$(402)
Total other securities	50,480	52,532	2,214	162	(402)

FNMA	7,924	9,126	1,202	—	—
Total mortgage-backed securities	7,924	9,126	1,202	—	—
Total	$58,404	$61,658	$3,416	$162	$(402)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,954	$53,998	$3,044	$—
Total other securities	50,954	53,998	3,044	—

FNMA	7,934	8,114	180	—
Total mortgage-backed securities	7,934	8,114	180	—
Total	$58,888	$62,112	$3,224	$—

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2020:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities available for sale:
Corporate	$130,000	$120,764	$229	$9,465
Municipals	3,704	3,712	8	—
Mutual funds	12,639	12,639	—	—
Collateralized loan obligations	100,372	94,620	—	5,752
Other	1,068	1,068	—	—
Total other securities	247,783	232,803	237	15,217
REMIC and CMO	241,196	248,682	7,510	24
GNMA	572	628	56	—
FNMA	143,000	145,871	3,018	147
FHLMC	46,699	47,326	639	12
Total mortgage-backed securities	431,467	442,507	11,223	183
Total securities available for sale	$679,250	$675,310	$11,460	$15,400

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

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at June 30, 2020 and December 31, 2019.

The corporate securities held by the Company at June 30, 2020 and December 31, 2019 are issued by U.S. banking institutions.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at June 30, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due in one year or less	$—	$—
Due after ten years	50,480	52,532
Total other securities	50,480	52,532
Mortgage-backed securities	7,924	9,126
Total	$58,404	$61,658

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$45,000	$43,154
Due after five years through ten years	102,927	94,656
Due after ten years	87,217	82,354
Total other securities	235,144	220,164
Mutual funds	12,639	12,639
Mortgage-backed securities	431,467	442,507
Total	$679,250	$675,310

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At June 30, 2020
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$20,464	$162	$20,464	$162	$—	$—
Total other securities	1	20,464	162	20,464	162	—	—

Total securities held-to-maturity	1	$20,464	$162	$20,464	$162	$—	$—

Available for sale securities

Corporate	14	$110,535	$9,465	$—	$—	$110,535	$9,465
Collateralized loan obligations	13	94,620	5,752	12,602	819	82,018	4,933
Total other securities	27	205,155	15,217	12,602	819	192,553	14,398

REMIC and CMO	2	7,818	24	7,818	24	—	—
FNMA	2	40,161	147	31,434	119	8,727	28
FHLMC	1	14,524	12	14,524	12	—	—
Total mortgage-backed securities	5	62,503	183	53,776	155	8,727	28

Total securities available for sale	32	$267,658	$15,400	$66,378	$974	$201,280	$14,426

	At December 31, 2019
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)

Available for sale securities
Corporate	16	$123,050	$6,950	$—	$—	$123,050	$6,950
Collateralized loan obligations	13	99,137	1,212	25,451	108	73,686	1,104
Total other securities	29	222,187	8,162	25,451	108	196,736	8,054

REMIC and CMO	23	120,989	1,440	102,384	1,117	18,605	323
GNMA	1	49	—	49	—	—	—
FNMA	8	67,618	426	19,073	138	48,545	288
FHLMC	1	30,200	73	—	—	30,200	73
Total mortgage-backed securities	33	218,856	1,939	121,506	1,255	97,350	684

Total securities available for sale	62	$441,043	$10,101	$146,957	$1,363	$294,086	$8,738

The Company reviewed each available for sale debt security that had an unrealized loss at June 30, 2020 and December 31, 2019. At June 30, 2020, the Company evaluated whether the decline in fair value of a debt security resulted from credit losses or other factors under ASC 326. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In determining the risk of loss for available for sale securities, the Company considered that mortgage-backed securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to U.S. government, the issuer of Corporate securities are global systematically important banks, and the tranche of the purchased CLO’s. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. Based on this review, management believes that the unrealized losses have resulted from other factors not deemed credit-related and no allowance for credit loss was recorded.

Accrued interest receivable on available-for-sale debt securities totaled $1.8 million at June 30, 2020 and is excluded from the estimate of credit losses.

Upon adoption of ASC Topic 326, “Credit Losses” on January 1, 2020, see Note 16 related to the adoption of Topic 326, we recorded a transition adjustment of $0.3 million in the allowance for credit losses for held-to-maturity debt securities.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended June 30, 2020:

	Mortgage-backed securities	Other securities

	(In thousands)
Beginning balance	$—	$402
Provision	—	—
Allowance for credit losses - securities	$—	$402

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the six months ended June 30, 2020:

	Mortgage-backed securities	Other securities

	(In thousands)
Beginning balance	$—	$—
CECL adoption	—	340
Provision	—	62
Allowance for credit losses - securities	$—	$402

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold $66.2 million and $130.8 million in mortgage-backed securities during the three and six months ended June 30, 2020, respectively. The Company sold $26.4 million in mortgage-backed securities during the three and six months ended June 30, 2019.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Gross gains from the sale of securities	$763	$423	$1,476	$423
Gross losses from the sale of securities	(817)	(438)	(1,567)	(438)

Net losses from the sale of securities	$(54)	$(15)	$(91)	$(15)

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $28.2 million at June 30, 2020 and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The quantitative allowance is calculated using a number of inputs and assumptions. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and GAAP. The results of this process, support management’s assessment as to the adequacy of the ACL at each balance sheet date.

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

The mortgage portfolio is a substantial component of Company’s portfolio and it is a focus of the Company’s lending strategy, primarily focusing on multi-family and commercial real estate. While the mortgage portfolio consists of real-estate secured loans, the source of repayment and types of properties securing these loans varies and thus the Company first considered these differences as follows:

1.	One-to-four family residential property – These loans are secured by residential properties for which the primary source of repayment is the income generated by the residential borrower. Delinquency status is considered a risk factor in this pool.
2.	One-to-four family mixed use – These loans are secured by residential properties for which the primary source of repayment is the income generated by the property. Unlike the one-to-four residential credits, properties securing mixed use loans include a commercial space component. Delinquency status is considered a risk factor in this pool.
3.	Multi-family residential – These loans are secured by multi-unit residential buildings for which the primary source of repayment is the income generated by the property. Properties securing multifamily loans have five or more residential units and thus a greater number of cash flow streams compared to one-to-four mixed use loans. Delinquency status and risk rating are considered risk factors in this pool.
4.	Commercial real estate (CRE) – These loans are secured by properties for commercial use for which the primary source of repayment is the income generated by the property. Delinquency status, risk rating and collateral type are considered risk factors in this pool.
5.	Construction – These loans are provided to fund construction projects for both residential and commercial properties. These loans are inherently different from all others as they represent “work in progress” and expose the Company to risk from non-completion and less recovery value should the sponsor of an unfinished property default. Delinquency status and risk rating are considered risk factors in this pool.

Relative to the non-mortgage portfolio, the Company considered the following categories as a baseline for evaluation:

6.	Commercial Business – These loans are not typically secured by real estate. The primary source of repayment is cash flows from operations of the borrower’s business. Within this category are Small Business Administration (“SBA”) credits and equipment finance credits. Delinquency status, risk rating and industry are considered a risk factors in this pool.
7.	Commercial Business secured by real estate – These loans are secured by properties used by the borrower for commercial use where the primary source of repayment is expected to be the income generated by the borrower’s business use of the property. As a result of the Coronavirus pandemic and the strain placed upon many businesses, the Company recognized in circumstances where the borrower is not performing, the real estate collateral would be the source of repayment. The Company considers these credits to be less risky than commercial business loans, however, riskier than commercial real estate loans. Delinquency status, risk rating and industry are considered risk factors in this pool.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.	Taxi Medallions – These loans consist primarily of loans made to New York taxi medallion owners and are secured by liens on the taxi medallions. No new taxi medallions have been originated since 2014, the remaining portfolio is running off and all credits are individually evaluated for expected credit losses

Lastly, the Company identified that the remainder of the portfolio includes overdraft lines of credit.

9.	Overdrafts – These are unsecured consumer lines of credits and are an immaterial component of the Company’s portfolio.

For the qualitative measurement, the Company aggregated the portfolio segments according to three business units: commercial banking, residential and commercial real estate. In accordance with the interagency statement and SEC guidance, Management evaluates nine qualitative risk factors to determine if the risk is captured elsewhere in the ACL process. If not captured elsewhere, the Company has identified specific risk factors to evaluate and incorporate into its Qualitative Framework. Some risk factors include  time to maturity, origination loan-to-value, loan type composition, the value of underlying collateral, changes in policies and procedures for lending strategies and underwriting standards, collection and recovery practices, internal credit review, changes in personnel, divergence between the levels of NYC and national unemployment, divergence between the NYC GDP and national GDP, industry concentrations and riskiness and large borrower concentrations.

The Company recorded a provision for loans in the amount of $16.7 million for the six months ending June 30, 2020, primarily due to the economic conditions from COVID-19 and the growth in the loan portfolio. The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for June 30, 2020, Management acknowledged the deteriorating economic conditions as a result of the COVID-19 pandemic were captured in the forecast within the model platform, however, there is substantial uncertainty of the forecast as the economy remains severely unstable. As such, when determining the reasonable and supportable forecast, Management adjusted the period to reflect a supportable forecast of one quarter, to align with a previously established framework for contraction periods. Similarly, a reversion period of three quarters was adjusted to reflect the shorter end of a contraction period. Management believed these adjustments are necessary as forecasts are generally less reliable in unstable environments. This resulted in the ACL for loans totaling $36.7 million at June 30, 2020, representing 0.61% of gross loans and 181.85% of non-performing loans.

In response to COVID-19, the Company is actively assisting customers by providing short-term modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to six months. At June 30th, 2020 we have 808 active forbearances for loans with an aggregate outstanding loan balance of approximately $1.3 billion of which 82% is in our real estate portfolio and 18% is in our business banking portfolio. Given the pandemic and current economic environment, we continue to work with our customers to modify loans although the pace of requests slowed late in the second quarter . The Company actively participated in the SBA Paycheck Protection Program, closing $93.2 million of these loans through June 30, 2020. We are also a proud participant in the Main Street Lending Program in order to assist customers. Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms. These loans were captured in the portfolio segments described above and the potential losses captured in the variables used in the ACL calculation.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At June 30, 2020, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

There were no TDR loan modifications during the three and six months ended June 30, 2020 and 2019.

The following table shows our recorded investment for loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	June 30, 2020
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Multi-family residential	7	$1,860
One-to-four family - mixed-use property	3	1,143
One-to-four family - residential	3	518
Taxi medallion (1)	6	1,512
Commercial business and other (1)	3	950
Total performing troubled debt restructured	22	$5,983
(1)	These loans in the table above continue to pay as agreed, however the Company records interest received on a cash basis.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated :

	December 31, 2019
	Number	Recorded
(Dollars in thousands)	of contracts	investment
Multi-family residential	7	$1,873
One-to-four family - mixed-use property	4	1,481
One-to-four family - residential	3	531
Taxi medallion (1)	7	1,668
Commercial business and other (1)	3	941
Total performing troubled debt restructured	24	$6,494

(1)	These loans in the table above continue to pay as agreed, however the Company records interest received on a cash basis.

During the three and six months ended June 30, 2020 and 2019, there were no defaults of TDR loans within 12 months of their modification date.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our recorded investment for loans classified as TDR at amortized cost that are not performing according to their restructured terms at the periods indicated:

	June 30, 2020
	Number	Recorded
(Dollars in thousands)	of contracts	investment
Taxi medallion	5	$1,195
One-to-four family - mixed-use property	1	338
Commercial business and other	1	279
Total troubled debt restructurings that subsequently defaulted	7	$1,812

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2019
	Number	Recorded
(Dollars in thousands)	of contracts	investment
Taxi medallion	4	$1,065
Commercial business and other	1	279
Total troubled debt restructurings that subsequently defaulted	5	$1,344

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the six months ended June 30, 2020
		Non-Accrual		Loans ninety days
	Total Non-Accrual	with no related	Interest Income	or more past due
(In thousands)	Amortized Cost	Allowance	Recognized	and still accruing:
Multi-family residential	$3,728	$3,728	$—	$—
Commercial real estate	2,700	2,700	—	—
One-to-four family - mixed-use property	2,548	2,548	2	—
One-to-four family - residential	5,869	5,869	—	—
Small Business Administration	1,347	1,347	—	—
Taxi medallion(1)	3,270	3,270	32	—
Commercial business and other(1)	2,629	1,678	20	150
Total	$22,091	$21,140	$54	$150

(1)Included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.5 million at June 30, 2020 and non-accrual performing TDR commercial business loans totaling $1.0 million at June 30, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the period indicated:

December 31,
(In thousands)	2019
Loans ninety days or more past due and still accruing:
Multi-family residential	$445
Total	445
Non-accrual mortgage loans:
Multi-family residential	2,296
Commercial real estate	367
One-to-four family - mixed-use property	274
One-to-four family - residential	5,139
Total	8,076
Non-accrual non-mortgage loans:
Small Business Administration	1,151
Taxi medallion(1)	1,641
Commercial business and other(1)	1,945
Total	4,737
Total non-accrual loans	12,813
Total non-performing loans	$13,258

(1)	Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.7 million at December 31, 2019, respectively and non-accrual performing TDR commercial business loans totaling $0.9 million at December 31, 2019.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$430	$415	$805	$809
Less: Interest income included in the results of operations	73	123	162	241
Total foregone interest	$357	$292	$643	$568

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables shows the aging of the amortized cost basis in past-due loans at the period indicated by class of loans:

	June 30, 2020
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$10,700	$1,292	$3,728	$15,720	$2,276,642	$2,292,362
Commercial real estate	9,727	1,259	2,700	13,686	1,635,564	1,649,250
One-to-four family - mixed-use property	6,851	1,252	2,548	10,651	585,053	595,704
One-to-four family - residential	3,337	3,342	5,869	12,548	182,244	194,792
Construction loans	—	—	—	—	69,257	69,257
Small Business Administration	—	266	1,347	1,613	103,855	105,468
Taxi medallion	—	—	1,195	1,195	2,075	3,270
Commercial business and other	982	4,784	1,828	7,594	1,065,578	1,073,172
Total	$31,597	$12,195	$19,215	$63,007	$5,920,268	$5,983,275

The following tables show by delinquency an analysis of our recorded investment in loans at the periods indicated by class of loans:

	December 31, 2019
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$4,042	$1,563	$2,741	$8,346	$2,230,245	$2,238,591
Commercial real estate	—	4,941	367	5,308	1,576,700	1,582,008
One-to-four family - mixed-use property	1,117	496	274	1,887	590,584	592,471
One-to-four family - residential	720	1,022	5,139	6,881	181,335	188,216
Co-operative apartments	—	—	—	—	8,663	8,663
Construction loans	—	—	—	—	67,754	67,754
Small Business Administration	—	—	1,151	1,151	13,294	14,445
Taxi medallion	—	—	1,065	1,065	2,244	3,309
Commercial business and other	2,340	5	1,945	4,290	1,057,188	1,061,478
Total	$8,219	$8,027	$12,682	$28,928	$5,728,007	$5,756,935

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

	June 30, 2020
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,895	$6,791	$2,170	$892	$185	$1,528	$—	$10,637	$28,098
Charge-offs	—	—	(3)	—	—	(178)	—	(849)	(1,030)
Recoveries	7	—	—	3	—	13	—	—	23
Provision (benefit)	3,033	180	659	266	(2)	23	—	5,460	9,619
Ending balance	$8,935	$6,971	$2,826	$1,161	$183	$1,386	$—	$15,248	$36,710

	June 30, 2019
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,493	$4,278	$1,791	$731	$351	$409	$—	$7,962	$21,015
Charge-offs	(1)	—	—	(113)	—	—	—	(1,000)	(1,114)
Recoveries	11	7	2	3	—	16	50	46	135
Provision (benefit)	3	(20)	(7)	125	30	(43)	(50)	1,436	1,474
Ending balance	$5,506	$4,265	$1,786	$746	$381	$382	$—	$8,444	$21,510

See also Note 16 for the adoption of ASC Topic 326, “Credit Loses”.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the six month periods indicated:

	June 30, 2020
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(650)	1,170	(55)	(160)	(279)	1,180	—	(827)	379
Charge-off's	—	—	(3)	—	—	(178)	—	(2,108)	(2,289)
Recoveries	13	—	78	8	—	20	—	14	133
Provision	4,181	1,372	989	557	21	1	—	9,615	16,736
Ending balance	$8,935	$6,971	$2,826	$1,161	$183	$1,386	$—	$15,248	$36,710

	June 30, 2019
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$329	$418	$—	$7,591	$20,945
Charge-off's	(1)	—	(1)	(113)	—	—	—	(2,137)	(2,252)
Recoveries	24	7	88	7	—	20	134	91	371
Provision (Benefit)	(193)	(57)	(168)	103	52	(56)	(134)	2,899	2,446
Ending balance	$5,506	$4,265	$1,786	$746	$381	$382	$—	$8,444	$21,510

See also Note 16 for the adoption of ASC Topic 326, “Credit Loses”.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention. Loans that are in forbearance pursuant to the CARES Act, continue to be reported in the same category as they were reported immediately prior to modification.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination :

	For the year ended
							Revolving Loans,	Lines of Credit
							Amortized Cost	converted to
(In thousands)	2020	2019	2018	2017	2016	Prior	Basis	term loans
1-4 Family Residential
Pass	$11,091	$25,155	$26,395	$14,736	$11,318	$62,336	$7,836	$18,842
Watch	—	—	—	913	—	2,174	299	2,276
Special Mention	—	—	1,829	—	—	2,265	—	1,197
Substandard	—	—	—	—	955	3,663	146	1,366
Total 1-4 Family Residential	$11,091	$25,155	$28,224	$15,649	$12,273	$70,438	$8,281	$23,681
1-4 Family Mixed-Use
Pass	$23,451	$66,989	$76,271	$62,016	$53,660	$293,719	$—	$—
Watch	—	2,510	1,022	901	1,161	9,406	—	—
Special Mention	—	—	391	—	—	1,658	—	—
Substandard	—	—	794	—	—	1,755	—	—
Total 1-4 Family Mixed Use	$23,451	$69,499	$78,478	$62,917	$54,821	$306,538	$—	$—
Commercial Real Estate
Pass	$90,991	$250,747	$282,767	$195,472	$231,133	$491,110	$—	$—
Watch	—	9,072	—	2,599	22,694	66,239	—	—
Special Mention	—	—	—	—	1,357	2,370	—	—
Substandard	—	1,702	—	—	—	997	—	—
Total Commercial Real Estate	$90,991	$261,521	$282,767	$198,071	$255,184	$560,716	$—	$—
Construction
Pass	$7,333	$15,635	$36,212	$—	$—	$—	$—	$—
Watch	—	—	—	—	9,399	—	—	—
Special Mention	—	—	678	—	—	—	—	—
Total Construction	$7,333	$15,635	$36,890	$—	$9,399	$—	$—	$—
Multifamily
Pass	$131,983	$311,043	$367,770	$372,340	$274,937	$800,168	$3,884	$—
Watch	979	1,582	—	2,586	2,121	17,199	321	—
Special Mention	—	—	—	739	—	982	—	—
Substandard	—	—	1,988	—	709	1,031	—	—
Total Multifamily	$132,962	$312,625	$369,758	$375,665	$277,767	$819,380	$4,205	$—
Commercial Business - Secured by RE
Pass	$61,354	$91,638	$56,916	$22,223	$44,822	$83,498	$—	$—
Watch	—	—	7,085	1,320	2,681	3,750	—	—
Total Commercial Business - Secured by RE	$61,354	$91,638	$64,001	$23,543	$47,503	$87,248	$—	$—
Commercial Business
Pass	$75,715	$140,668	$110,312	$72,507	$17,769	$71,794	$174,234	$—
Watch	445	1,001	4,110	3,145	—	112	10,361	—
Special Mention	—	—	2,433	—	2,683	447	4,543	—
Substandard	—	51	—	3,355	—	1,680	348	—
Total Commercial Business	$76,160	$141,720	$116,855	$79,007	$20,452	$74,033	$189,486	$—
Small Business Administration
Pass	$91,607	$963	$3,613	$1,058	$2,620	$1,669	$—	$—
Watch	—	—	—	2,272	—	266	—	—
Special Mention	—	—	—	—	—	53	—	—
Substandard	—	—	—	1,170	177	—	—	—
Total Small Business Administration	$91,607	$963	$3,613	$4,500	$2,797	$1,988	$—	$—
Taxi Medallions
Substandard	$—	$—	$—	$—	$—	$3,270	$—	$—
Total Taxi Medallions	$—	$—	$—	$—	$—	$3,270	$—	$—
Other
Pass	$—	$—	$—	$—	$—	$48	$124	$—
Total Other	$—	$—	$—	$—	$—	$48	$124	$—

Total Loans	$494,949	$918,756	$980,586	$759,352	$680,196	$1,923,659	$202,096	$23,681

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $46.1 million and $301.3 million, respectively, at June 30, 2020.

The following table presents types of collateral-dependent loans by class of loans as of June 30, 2020:

	Collateral Type
(In thousands)	Real Estate	Business Assets
Multi-family residential	$3,728	$—
Commercial real estate	2,700	—
One-to-four family - mixed-use property	2,548	—
One-to-four family - residential	5,869	—
Small Business Administration	—	1,347
Commercial business and other	—	1,678
Taxi Medallion	—	3,270
Total	$14,845	$6,295

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

At June 30, 2020, allowance for off-balance-sheet credit losses is $1.3 million, which is included the “Other liabilities” on the Consolidated Statements of Financial Condition. During the three and six months ended June 30, 2020, the Company has $0.5 million and $0.7 million, respectively, in credit loss expense for off-balance-sheet items, which is included in the “Other operating expense” on the Consolidated Statements of Income.

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2020 and December 31, 2019, the Bank did not have any loans held for sale.

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

There were no loans sold for the three months ended June 30, 2020.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2020
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42

	For the six months ended June 30, 2019
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	2	$765	$—	$63
One-to-four family - mixed-use property	1	$405	$(1)	$—
Total	3	$1,170	$(1)	$63
Performing loans
Small Business Administration	3	$2,069	$—	$114
Total	3	$2,069	$—	$114

7.     Other Real Estate Owned

The following table shows changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Balance at beginning of period	$208	$—	$239	$—
Acquisitions	—	239	—	239
Reductions to carrying value	—	—	(31)	—
Balance at end of period	$208	$239	$208	$239

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Gross gains	$—	$—	$—	$—
Gross losses	—	—	—	—
Write-down of carrying value	—	—	(31)	—
Total income	$—	$—	$(31)	$—

Included within net loans as of June 30, 2020 and December 31, 2019 were $7.2 million and $6.6 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.     Leases

The Company has 21 operating leases for branches (including headquarters) and office spaces, nine operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from five months to 12 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right-Of-Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense totaled $1.9 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for each of the three month periods ended June 30, 2020 and 2019. The Company’s operating lease expense totaled $3.8 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for each of the six month periods ended June 30, 2020 and 2019.

The Company has one agreement that qualifies as a short-term lease with expense totaling approximately $34,000 for each of the three month periods ended June 30, 2020 and 2019 and approximately $68,000 for each of the six month periods ended June 30, 2020 and 2019, included in Professional services on the Consolidated Statements of Income. The Company has $0.3 million and $0.2 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for the three months ended June 30, 2020 and 2019, respectively. The Company has $0.6 million and $0.4 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the weighted-average remaining lease term for our operating leases is approximately seven years and the weighted average discount rate is 3.8%. Our lease agreements do not contain any residual value guarantees.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2032.

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019

Operating lease ROU assets	$38,303	$41,254

Operating lease liabilities	$45,897	$49,367

Weighted-average remaining lease term-operating leases	7.2 years	8.0 years
Weighted average discount rate-operating leases	3.8%	3.8%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

	For the three months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019

Lease Cost
Operating lease cost	$1,897	$1,893
Short-term lease cost	34	34
Variable lease cost	287	244
Total lease cost	$2,218	$2,171

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,200	$2,025
Right-of-use assets obtained in exchange for new operating lease liabilities	$27	$21

	For the six months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019

Lease Cost
Operating lease cost	$3,782	$3,785
Short-term lease cost	68	68
Variable lease cost	552	423
Total lease cost	$4,402	$4,276

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,182	$4,050
Right-of-use assets obtained in exchange for new operating lease liabilities	$50	$42

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of June 30, 2020:

Minimum Rental
(In thousands)
Years ended December 31:
2020	$3,717
2021	7,687
2022	7,272
2023	7,400
2024	7,425
Thereafter	19,148
Total minimum payments required	52,649
Less: Implied interest	6,752
Total lease obligations	$45,897

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Stock-Based Compensation

On January 31, 2019, the Board of Directors approved a 2019 long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of June 30, 2020, PRSU’s granted in 2020 are being accrued at target and PRSU’s granted in 2019 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

For the three months ended June 30, 2020 and 2019, the Company’s net income, as reported, included $0.9 million and $1.4 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.2 million and $0.3 million of income tax benefits, respectively, related to the stock-based compensation plans. For the six months ended June 30, 2020 and 2019, the Company’s net income, as reported, included $3.4 million and $5.4 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.8 million and $1.3 million of income tax benefits, respectively, related to the stock-based compensation plans.

During the three months ended June 30, 2020, the Company granted 2,500 RSU awards. During the three months ended June 30, 2019, the Company did not grant any RSU awards. During the three months ended June 30, 2020 and 2019, the Company did not grant any PRSU awards. During the six months ended June 30, 2020 and 2019, the Company granted 172,728 and 263,574 in RSU awards, respectively. During the six months ended June 30, 2020 and 2019, the Company granted 72,143 and 57,870 in PRSU awards, respectively. The Company has not granted stock options since 2009 and at June 30, 2020, had none outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s RSU and PRSU awards at or for the six months ended June 30, 2020:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2019	428,295	$24.42	34,186	$22.38
Granted	172,728	19.66	72,143	20.38
Vested	(236,981)	22.34	(35,149)	20.54
Forfeited	(2,415)	24.62	—	—
Non-vested at June 30, 2020	361,627	$23.51	71,180	$21.26
Vested but unissued at June 30, 2020	215,017	$23.24	62,515	$21.35

As of June 30, 2020, there was $7.4 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of awards vested for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. The total fair value of awards vested for the six months ended June 30, 2020 and 2019 was $5.1 million and $6.2 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2020:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2019	109,226	$21.61
Granted	8,024	15.84
Distributions	(628)	12.24
Outstanding at June 30, 2020	116,622	$11.52
Vested at June 30, 2020	116,243	$11.52

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.2) million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The total fair value of the distributions from the Phantom Stock Plan was $7,000 and less than $1,000 for the three months ended June 30, 2020 and 2019, respectively.

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($1.1) million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. The total fair value of the distributions from the Phantom Stock Plan was less than $8,000 and $22,000 for the six months ended June 30, 2020 and 2019, respectively.

10.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Employee Pension Plan:
Interest cost	$163	$199	$326	$398
Amortization of actuarial loss	111	66	222	133
Expected return on plan assets	(257)	(272)	(514)	(544)
Net employee pension expense (benefit)	$17	$(7)	$34	$(13)

Outside Director Pension Plan:
Service cost	$3	$10	$7	$20
Interest cost	16	21	32	42
Amortization of actuarial gain	(13)	(35)	(27)	(70)
Amortization of past service liability	—	—	—	—
Net outside director pension expense (benefit)	$6	$(4)	$12	$(8)

Other Postretirement Benefit Plans:
Service cost	$68	$70	$137	$140
Interest cost	65	85	130	170
Amortization of past service credit	(23)	(20)	(43)	(42)
Net other postretirement expense	$110	$135	$224	$268

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2019 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2020. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2020, the Company had contributed $72,000 to the Outside Director Pension Plan and $40,000 in contributions were made to the Other Postretirement Benefit Plans. As of June 30, 2020, the Company has not revised its expected contributions for the year ending December 31, 2020.

11.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2020, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.4 million and $35.6 million, respectively. At December 31, 2019, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $44.4 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and six months ended June 30, 2020 and 2019.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(In thousands)	2020	2019	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Mortgage-backed securities	$703	$772	$(1)	$1	$2	$2
Other securities	13,707	13,548	(182)	184	37	363
Borrowed funds	35,570	44,384	10,334	(544)	7,983	(1,754)
Net gain (loss) from fair value adjustments (1)(2)			$10,151	$(359)	$8,022	$(1,389)
(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $0.1 million and ($1.6) million for the three months ended June 30, 2020 and 2019, respectively, from the change in the fair value of interest rate swaps.
(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $3.8 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively, from the change in the fair value of interest rate swaps.

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

During the three months ended June 30, 2020, credit spreads used in the calculation of fair value of our junior subordinated debentures widened, causing a decrease of $10.3 million in the fair value.

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2020 and December 31, 2019. The fair value of borrowed funds includes accrued interest payable of $0.1 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively.

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

Level 1 – when quoted market prices are available in an active market. At June 30, 2020 and December 31, 2019, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2020 and December 31, 2019, Level 2 included mortgage-backed securities, CLO’s, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2020 and December 31, 2019, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at June 30 2020 and December 31, 2019:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2020	2019	2020	2019	2020	2019	2020	2019

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed Securities	$—	$—	$442,507	$523,849	$—	$—	$442,507	$523,849
Other securities	12,639	12,216	219,096	235,103	1,068	1,332	232,803	248,651
Interest rate swaps	—	—	57	2,352	—	—	57	2,352

Total assets	$12,639	$12,216	$661,660	$761,304	$1,068	$1,332	$675,367	$774,852

Liabilities:
Borrowings	$—	$—	$—	$—	$35,570	$44,384	$35,570	$44,384
Interest rate swaps	—	—	75,193	19,653	—	—	75,193	19,653

Total liabilities	$—	$—	$75,193	$19,653	$35,570	$44,384	$110,763	$64,037

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	June 30, 2020		June 30, 2019
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)

Beginning balance	$1,355	$45,126	$1,289	$42,941
Net (loss) gain from fair value adjustment of financial assets (1)	(285)	—	15	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(10,334)	—	543
Decrease in accrued interest receivable	(2)	—	(1)	—
Increase in accrued interest payable	—	(61)	—	(21)
Change in unrealized gains included in other comprehensive income	—	839	—	(49)
Ending balance	$1,068	$35,570	$1,303	$43,414

Changes in unrealized gains held at period end	$—	2,223	—	1,425
(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gain (loss) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended
	June 30, 2020		June 30, 2019
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,332	$44,384	$1,256	$41,849
Net (loss) gain from fair value adjustment of financial assets (1)	(261)	—	47	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(7,983)	—	1,753
Decrease in accrued interest receivable	(3)	—	—	—
Increase in accrued interest payable	—	(85)	—	(11)
Change in unrealized gains included in other comprehensive income	—	(746)	—	(177)
Ending balance	$1,068	$35,570	$1,303	$43,414

Changes in unrealized gains held at period end	$—	2,223	—	1,425
(1)	Totals in the table above are presented in the Consolidated Statement of Income under net gain (loss) from fair value adjustments.

During the three and six months ended June 30, 2020 and 2019, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,068	Discounted cash flows	Discount rate	n/a	5.5%

Liabilities:

Junior subordinated debentures	$35,570	Discounted cash flows	Discount rate	n/a	5.5%

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

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2020 and December 31, 2019, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement. The increase in the discount rate used at June 30, 2020, was primarily due to widening credit spreads resulting from the COVID-19 crisis.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at June 30, 2020 and December 31, 2019:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2020	2019	2020	2019	2020	2019	2020	2019

	(In thousands)
Assets
Non-accrual loans	$—	$—	$—	$—	$1,430	$1,081	$1,430	$1,081
Other real estate owned	—	—	—	—	208	239	208	239

Total assets	$—	$—	$—	$—	$1,638	$1,320	$1,638	$1,320

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$170	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.0%	0.0%
			Reduction for planned expedited disposal	87.8%	87.8%

Non-accrual loans	$818	Discounted Cash flow	Discount Rate	6.4%	6.4%
			Probability of Default	20.0%	20.0%

Non-accrual loans	$442	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	(10.0%) to 20.0%	5.4%
			Capitalization rate	8.5% to 9.5%	9.1%
			Reduction for planned expedited disposal	15.0%	15.0%

Other real estate owned	$208	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.5% to 12.5%	6.5%
			Reduction for planned expedited disposal	0.0%	0.0%

	At December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$809	Discounted Cash flow	Discount Rate	6.4%	6.4%
			Probability of Default	20.0%	20.0%

Impaired loans	$272	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	(10.0%) to 15.0%	2.5%
			Capitalization Rate	9.5%	9.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Other real estate owned	$239	Sales approach	Reduction for planned expedited disposal	0.5% to 12.5%	6.5%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

The methods and assumptions used to estimate fair value at June 30, 2020 and December 31, 2019 are as follows:

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

Junior Subordinated Debentures:

The fair value of the junior subordinated debentures was developed using a credit spread based on stated spreads for recently issued subordinated debt instruments for issuers of similar asset size and credit quality of the Company and with similar durations adjusting for differences in the junior subordinated debt’s credit rating, liquidity and time to maturity. The unrealized net gain/loss attributable to changes in our own credit risk was determined by adjusting the fair value as determined in the proceeding sentence by the average rate of default on debt instruments with a similar debt rating as our junior subordinated debentures, with the difference from the original calculation and this calculation resulting in the instrument-specific unrealized gain/loss.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$84,754	$84,754	$84,754	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,924	9,126	—	9,126	—
Other securities	50,480	52,532	—	—	52,532
Securities available for sale
Mortgage-backed securities	442,507	442,507	—	442,507	—
Other securities	232,803	232,803	12,639	219,096	1,068
Loans	5,983,275	6,050,424	—	—	6,050,424
FHLB-NY stock	56,400	56,400	—	56,400	—
Accrued interest receivable	30,219	30,219	1	1,793	28,425
Interest rate swaps	57	57	—	57	—

Liabilities:
Deposits	$5,098,399	$4,769,134	$3,623,519	$1,145,615	$—
Borrowings	1,305,187	1,313,822	—	1,278,252	35,570
Accrued interest payable	5,071	5,071	—	5,071	—
Interest rate swaps	75,193	75,193	—	75,193	—

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$49,787	$49,787	$49,787	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,934	8,114	—	8,114	—
Other securities	50,954	53,998	—	—	53,998
Securities available for sale
Mortgage-backed securities	523,849	523,849	—	523,849	—
Other securities	248,651	248,651	12,216	235,103	1,332
Loans	5,772,206	5,822,124	—	—	5,822,124
FHLB-NY stock	56,921	56,921	—	56,921	—
Accrued interest receivable	25,722	25,722	9	2,519	23,194
Interest rate swaps	2,352	2,352	—	2,352	—

Liabilities:
Deposits	$5,066,424	$5,070,046	$3,628,534	$1,441,512	$—
Borrowings	1,237,231	1,389,883	—	1,345,499	44,384
Accrued interest payable	6,752	6,752	—	6,752	—
Interest rate swaps	19,653	19,653	—	19,653	—

12.     Derivative Financial Instruments

At June 30, 2020 and December 31, 2019, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at June 30, 2020 and December 31, 2019; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $326.7 million and $326.0 million at June 30, 2020 and December 31, 2019, respectively; and 3) to mitigate exposure to rising interest rates on certain short-term advances totaling $1,021.5 million and $541.5 million at June 30, 2020 and December 31, 2019, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2020 and December 31, 2019, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At June 30, 2020 and December 31, 2019, derivatives with a combined notional amount of $23.7 million were not designated as hedges. At June 30, 2020 and December 31, 2019, derivatives with a combined notional amount of $321.1 million and $326.0 million, respectively, were designated as fair value hedges. At June 30, 2020 and December 31, 2019, derivatives with a combined notional amount of $1,021.5 million and $541.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended June 30, 2020 and 2019, $0.6 million were reclassified from accumulated other comprehensive loss to interest expense. During the six months ended June 30, 2020 and 2019, $0.8 million were reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of the accumulated comprehensive income (loss) into earnings is $1.6 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	June 30, 2020		December 31, 2019
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)

	(In thousands)
Interest rate swaps (fair value hedge)	$—	$—	$139,960	$2,352
Interest rate swaps (non-hedge)	2,842	57	—	—
Interest rate swaps (fair value hedge)	321,060	(36,731)	186,009	(7,769)
Interest rate swaps (cash flow hedge)	1,021,500	(31,242)	541,500	(8,350)
Interest rate swaps (non-hedge)	20,842	(7,220)	18,000	(3,534)
Total derivatives	$1,366,244	$(75,136)	$885,469	$(17,301)
(1)Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the six months ended
		June 30,		June 30,
(In thousands)	Affected Line Item in the Statement Where Net income is Presented	2020	2019	2020	2019
Financial Derivatives:
	Other interest expense	$(101)	$(27)	$(166)	$(49)
	Net gain (loss) from fair value adjustments	54	(1,597)	(3,810)	(2,647)
Interest rate swaps (non-hedge)		(47)	(1,624)	(3,976)	(2,696)

Interest rate swaps (fair value hedge)	Interest and fees on loans	(1,456)	(500)	(3,705)	(792)

Interest rate swaps (cash flow hedge)	Other interest expense	(1,156)	451	(1,546)	1,062

Net loss		$(2,659)	$(1,673)	$(9,227)	$(2,426)

The Company’s interest rate swaps are subject to master netting arrangements between the Company and its three designated counterparties. The Company has not made a policy election to offset its derivative positions.

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

June 30, 2020
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$57	$—	$57	$—	$—	$57

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$75,193	$—	$75,193	$76,329	$—	$(1,136)

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

13.     Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Company’s trusts, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. As of June 30, 2020, the Company is undergoing examination for its New York State income tax returns for 2014, 2015 and 2016 and its New York City income tax return for 2015, 2016 and 2017.

Income tax provisions are summarized as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
(In thousands)
Federal:
Current	$4,714	$4,450	$6,664	$5,776
Deferred	(407)	(1,469)	(1,368)	(852)
Total federal tax provision	4,307	2,981	5,296	4,924
State and Local:
Current	1,322	1,017	1,484	1,173
Deferred	179	(726)	(1,178)	(538)
Total state and local tax provision	1,501	291	306	635
Total income tax provision	$5,808	$3,272	$5,602	$5,559

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.     Accumulated Other Comprehensive Income (Loss):

The following tables sets forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended June 30, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(14,159)	$(19,468)	$(930)	$2,117	$(32,440)

Other comprehensive income before reclassifications, net of tax	11,414	(2,404)	—	(580)	8,430

Amounts reclassified from accumulated other comprehensive income, net of tax	37	399	52	—	488

Net current period other comprehensive income (loss), net of tax	11,451	(2,005)	52	(580)	8,918

Ending balance, net of tax	$(2,708)	$(21,473)	$(878)	$1,537	$(23,522)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended June 30, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(10,029)	$199	$(1,666)	$954	$(10,542)

Other comprehensive income before reclassifications, net of tax	6,204	(5,884)	—	35	355

Amounts reclassified from accumulated other comprehensive income, net of tax	10	(447)	8	—	(429)

Net current period other comprehensive income (loss), net of tax	6,214	(6,331)	8	35	(74)

Ending balance, net of tax	$(3,815)	$(6,132)	$(1,658)	$989	$(10,616)

	For the six months ended June 30, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

Other comprehensive income before reclassifications, net of tax	1,212	(16,152)	—	516	(14,424)

Amounts reclassified from accumulated other comprehensive income, net of tax	62	542	105	—	709

Net current period other comprehensive income (loss), net of tax	1,274	(15,610)	105	516	(13,715)

Ending balance, net of tax	$(2,708)	$(21,473)	$(878)	$1,537	$(23,522)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	11,824	(9,250)	—	123	2,697

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10	(586)	15	—	(561)

Net current period other comprehensive income, net of tax	11,834	(9,836)	15	123	2,136

Ending balance, net of tax	$(3,815)	$(6,132)	$(1,658)	$989	$(10,616)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended June 30, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized losses on available for sale securities	$(54)		Net loss on sale of securities
	17		Provision for income taxes
	$(37)		Net of tax
Cash flow hedges:
Interest rate swaps	$(581)		Other interest expense
	182		Provision for income taxes
	$(399)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(98)	(1)	Other operating expense
Prior service credits	23	(1)	Other operating expense
	(75)		Total before tax
	23		Provision for income taxes
	$(52)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended June 30, 2019
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$(15)		Net loss on sale of securities
	5		Provision for income taxes
	$(10)		Net of tax

Cash flow hedges:
Interest rate swaps	$647		Other interest expense
	(200)		Provision for income taxes
	$447		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(31)	(1)	Other operating expense
Prior service credits	20	(1)	Other operating expense
	(11)		Total before tax
	3		Provision for income taxes
	$(8)		Net of tax

For the six months ended June 30, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized losses on available for sale securities	$(91)		Net loss on sale of securities
	29		Provision for income taxes
	$(62)		Net of tax
Cash flow hedges:
Interest rate swaps	$(789)		Other interest expense
	247		Tax benefit
	$(542)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(195)	(1)	Other operating expense
Prior service credits	43	(1)	Other operating expense
	(152)		Total before tax
	47		Provision for income taxes
	$(105)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2019
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$(15)		Net loss on sale of securities
	5		Provision for income taxes
	$(10)		Net of tax

Cash flow hedges:
Interest rate swaps	$848		Other interest expense
	(262)		Provision for income taxes
	$586		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(63)	(1)	Other operating expense
Prior service credits	42	(1)	Other operating expense
	(21)		Total before tax
	6		Provision for income taxes
	$(15)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 (“Pension and Other Postretirement Benefit Plans”) for additional information.

15.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of June 30, 2020, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.50%. The CCB for the Bank at June 30, 2020 was 5.25%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$683,521	9.56%	$680,749	9.65%
Requirement to be well capitalized	357,421	5.00	352,581	5.00
Excess	326,100	4.56	328,168	4.65

Common Equity Tier I risk-based capital:
Capital level	$683,521	12.63%	$680,749	13.02%
Requirement to be well capitalized	351,803	6.50	339,944	6.50
Excess	331,718	6.13	340,805	6.52

Tier 1 risk-based capital:
Capital level	$683,521	12.63%	$680,749	13.02%
Requirement to be well capitalized	432,988	8.00	418,393	8.00
Excess	250,533	4.63	262,356	5.02

Total risk-based capital:
Capital level	$717,192	13.25%	$702,500	13.43%
Requirement to be well capitalized	541,235	10.00	522,991	10.00
Excess	175,957	3.25	179,509	3.43

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2020, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at June 30, 2020 was 5.42%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$617,620	8.64%	$615,500	8.73%
Requirement to be well capitalized	357,349	5.00	352,581	5.00
Excess	260,271	3.64	262,919	3.73

Common Equity Tier I risk-based capital:
Capital level	$583,238	10.79%	$572,651	10.95%
Requirement to be well capitalized	351,397	6.50	339,929	6.50
Excess	231,841	4.29	232,722	4.45

Tier 1 risk-based capital:
Capital level	$617,620	11.42%	$615,500	11.77%
Requirement to be well capitalized	432,488	8.00	418,374	8.00
Excess	185,132	3.42	197,126	3.77

Total risk-based capital:
Capital level	$726,291	13.43%	$712,251	13.62%
Requirement to be well capitalized	540,610	10.00	522,967	10.00
Excess	185,681	3.43	189,284	3.62

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

16.     Subsequent Events

On August 3, 2020, Flushing Financial Corporation and Empire Bancorp, Inc. issued a joint press release announcing that they have each advised the other they will not exercise their respective rights to terminate the Agreement and Plan of Merger, dated October 24, 2019, as amended, as would otherwise be permitted after July 31, 2020 under the agreement, and that they are discussing an extension of time to complete the proposed transaction.

17.     New Authoritative Accounting Pronouncements

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

At January 1, 2020, the reasonable and supportable forecast indicated economic growth and low unemployment.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820)”. The Update modifies the disclosure requirements on fair value measurements in Topic 820. The guidance did not have a significant impact on the Company’s financial positions, results of operations or disclosures.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements. The amendments in this Update apply to contract modifications that replace a reference rate reform and contemporaneous modifications of other terms related to the replacement of the reference rate.

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

Impact of COVID-19

In March 2020, the World Health Organization recognized the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. The Spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets we serve. In response to the pandemic, the government placed orders for shelter in place, maintaining social distancing and closed businesses that are not deemed essential.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

During these tumultuous times, we are actively assisting our customers by providing short-term forbearances in the form of deferrals of interest, principal and/or escrow for terms ranging from one to six months. At June 30th, 2020, we have 808 active forbearances for loans with an aggregate outstanding loan balance of approximately $1.3 billion of which 82% is in our real estate portfolio and 18% is in our business banking portfolio. Given the pandemic and current economic environment, we continue to work with our customers to modify loans. We actively participated in the PPP, closing $93.2 million of these loans through June 30, 2020. We are one of nine banks in the State of New York participating in the Main Street Lending Program. We are also a proud participant in the FHLBNY Small Business Recovery Grant Program, helping our customers and communities navigate through the current environment.

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

During the three months ended June 30, 2020, we reported net income of $18.3 million, or $0.63 per diluted common share.  Our earnings for the quarter were positively impacted by two items. First, we successfully executed on our strategic objective to manage our cost of funds and improve funding mix. We achieved record net interest income as a result of  the Company’s quick response to the Federal Reserve decreasing interest rates in late March resulting in the cost of funds decreasing 62 basis points from the previous quarter with additional opportunity to further reduce funding costs in the third quarter. Adding to the reduction of cost of funds in the second quarter, core deposits increased 7% while the net interest margin expanded 43 basis points from the previous quarter.

The second item positively affecting our earnings was the non-cash fair value adjustment on our junior subordinated debt of $10.3 million, or $0.27 per diluted common share, after-tax, due to widening credit spreads in issuances of trust preferred debt, resulting from COVID-19 crisis.

During the three months ended June 30, 2020, the yield on interest-earning assets decreased 17 basis points, while the cost of interest-bearing liabilities decreased 65 basis points from the three months ended March 31, 2020, which resulted in an increase of 43 bps in net interest margin to 2.87% from 2.44% in the same period. This improvement in the net interest margin resulted in our net interest income increasing $7.9 million to a record $48.7 million for the three months ended June 30, 2020 from $40.8 million for the three months ended March 2020.

Given the current economic environment at the end of the quarter, we adjusted our economic forecast in our current expected credit loss (“CECL”) model resulting in a provision for credit losses of $9.6 million, or $0.25 per diluted share, after-tax. At June 30, 2020 our allowance for credit losses stands at 61 basis points of gross loans and 182% of non-performing loans. CECL requires consideration of a broader range of information in order to update expected credit losses to capture life of loan and held-to-maturity debt securities estimated losses. These losses are estimated using historical loss experience, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported amount.

Non-performing assets at the end of the quarter were 29 basis points of total assets. Our loan portfolio is 88% collateralized by real estate with an average loan to value of less than 40%. Despite the current economic environment due to COVID-19, we have a long history and foundation built upon disciplined underwriting, good credit quality and a resilient seasoned loan portfolio with strong asset protection. Net charge-offs totaled $1.0 million for the three months ended June 30, 2020, primarily due to one small business loan relationship. The average loan-to-value on our non-performing real estate loans at June 30, 2020 remained conservative at approximately 30.3%.

The Bank and Company remain well capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 15 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2020 and 2019

General. Net income for the three months ended June 30, 2020 was $18.3 million, an increase of $7.7 million, or 73.1%, compared to $10.6 million for the three months ended June 30, 2019. Diluted earnings per common share were $0.63 for the three months ended June 30, 2020, an increase of $0.26, or 70.3%, from $0.37 for the three months ended June 30, 2019.

Return on average equity increased to 13.1% for the three months ended June 30, 2020 from 7.5% for the three months ended June 30, 2019. Return on average assets increased to 1.0% for the three months ended June 30, 2020 from 0.6% for the three months ended June 30, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Interest Income. Interest and dividend income decreased $4.8 million, or 6.9%, to $64.8 million for the three months ended June 30, 2020 from $69.6 million for the three months ended June 30, 2019. The decrease in interest income was primarily attributable to a decrease in the yield of average interest earning assets of 45 basis points, partially offset by an increase of $269.7 million in the average balance of interest-earning assets to $6,809.8 million for the three months ended June 30, 2020 from $6,540.1 million for the comparable prior year period. The decrease in the yield on interest-earning assets was primarily due to decreases of 41 basis points and 99 basis points in the yield of total loans and taxable securities, respectively, partially offset by an improvement in asset mix, as the average balance of higher yielding total loans increased $381.4 million, while the average balance of lower yielding taxable securities decreased $119.2 million. The decrease of 41 basis points in the yield on the total loans, net, was primarily due to loans being both originated and repriced at lower rates. The decrease in the yield of securities was primarily due to higher yielding securities replaced by lower yielding securities. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have decreased 37 basis points to 4.05% for the three months ended June 30, 2020 from 4.42% for the three months ended June 30, 2019.

Interest Expense. Interest expense decreased $13.5 million, or 45.7%, to $16.1 million for the three months ended June 30, 2020 from $29.6 million for the three months ended June 30, 2019. The decrease in interest expense was primarily due to a decrease of 94 basis points in the average cost of interest-bearing liabilities to 1.09% for the three months ended June 30, 2020 from 2.03% for the three months ended June 30, 2019, partially offset by an increase of $87.6 million in the average balance of interest-bearing liabilities to $5,912.8 million for the three months ended June 30, 2020 from $5,825.2 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s quick response to the Federal Reserve lowering rates.

Net Interest Income. Net interest income for the three months ended June 30, 2020 was $48.7 million, an increase of $8.7 million, or 21.8%, from $40.0 million for the three months ended June 30, 2019. The increase in net interest income was primarily due to an increase of 42 basis points in the net interest margin to 2.87% for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. Included in net interest income was prepayment penalty income from loans totaling $0.7 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, recovered interest from non-accrual loans totaling $0.1 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and net losses from fair value adjustments on qualifying hedges totaling $0.4 million and $0.8 million for three months ended June 30, 2020 and 2019, respectively. Excluding prepayment penalty income, recovered interest, and net losses from fair value adjustment on qualifying hedges, the net interest margin for the three months ended June 30, 2020 was 2.85%, an increase of 45 basis points, from to 2.40% for the three months ended June 30, 2019.

Provision for Credit Losses. During the three months ended June 30, 2020, a provision for credit losses was recorded totaling $9.6 million, compared to $1.5 million for the three months ended June 30, 2019. The provision was primarily the result of economic deterioration resulting from the impact of COVID-19. During the three months ended June 30, 2020, the Bank recorded net charge-offs totaling $1.0 million, while non-accrual loans increased $7.2 million to $20.0 million from $12.8 million at December 31, 2019. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.3% at June 30, 2020. The Bank continues to maintain conservative underwriting standards. See “Allowance for Credit Losses” below, Note 5 (“Loans”) and Note 16 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income. Non-interest income for the three months ended June 30, 2020 was $13.7 million, an increase of $11.3 million from the prior year comparable period. The increase in non-interest income was primarily due to an increase of $12.2 million in net gains from fair value adjustments and life insurance proceeds of $0.7 million for three months ended June 30, 2020. The increase in net gains was primarily due to $10.3 million in net gains recorded on our junior subordinated debentures, as credit spreads had widened due to the COVID-19 crisis.

Non-Interest Expense. Non-interest expense increased $1.6 million, or 5.9%, to $28.8 million for the three months ended June 30, 2020 from $27.2 million for the three months ended June 30, 2019. The increase in non-interest expense was primarily due to the growth of the Company.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Income before Income Taxes. Income before the provision for income taxes increased $10.3 million, or 74.1%, to $24.1 million for the three months ended June 30, 2020 from $13.8 million for the three months ended June 30, 2019 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $5.8 million for the three months ended June 30, 2020, an increase of $2.5 million, or 77.5%, from $3.3 million for the three months ended June 30, 2019. The increase was primarily due to an increase in income before income taxes. The effective tax rate for the three months ended June 30, 2020 was 24.1% compared to 23.7% for the three months ended June 30, 2019.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 and 2019

General. Net income for the six months ended June 30, 2020 was $16.9 million, a decrease of $0.7 million, or 4.2%, compared to $17.6 million for the six months ended June 30, 2019. Diluted earnings per common share were $0.58 for the six months ended June 30, 2020, a decrease of $0.03, or 4.9%, from $0.61 for the six months ended June 30, 2019.

Return on average equity decreased to 6.0% for the six months ended June 30, 2020 from 6.3% for the six months ended June 30, 2019. Return on average assets was 0.5% for each of the six months ended June 30, 2020 and June 30, 2019.

Interest Income. Interest and dividend income decreased $7.9 million, or 5.7%, to $131.4 million for the six months ended June 30, 2020 from $139.4 million for the six months ended June 30, 2019. The decrease in interest income was primarily attributable to a decrease in the yield of average interest earning assets of 39 basis points, partially offset by an increase of $234.2 million in the average balance of interest-earning assets to $6,764.8 million for the six months ended June 30, 2020 from $6,530.7 million for the comparable prior year period. The decrease in the yield on interest-earning assets was primarily due to decreases of 35 basis points and 81 basis points in the yield of total loans and taxable securities, respectively, partially offset by an improvement in asset mix, as the average balance of higher yielding total loans increased $315.7 million, while the average balance of lower yielding taxable securities decreased $91.5 million. The decrease of 35 basis points in the yield on the total loans, net, was primarily due to loans being both originated and repriced at lower rates. The decrease in the yield of securities was primarily due to higher yielding securities replaced by lower yielding securities. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have decreased 26 basis points to 4.16% for the six months ended June 30, 2020 from 4.42% for the six months ended June 30, 2019.

Interest Expense. Interest expense decreased $15.7 million, or 27.2%, to $41.9 million for the six months ended June 30, 2020 from $57.6 million for the six months ended June 30, 2019. The decrease in interest expense was primarily due to a decrease of 57 basis points in the average cost of interest-bearing liabilities to 1.41% for the six months ended June 30, 2020 from 1.98% for the six months ended June 30, 2019, partially offset by an increase of $114.1 million in the average balance of interest-bearing liabilities to $5,932.4 million for the six months ended June 30, 2020 from $5,818.3 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s quick response to the Federal Reserve lowering rates.

Net Interest Income. Net interest income for the six months ended June 30, 2020 was $89.5 million, an increase of $7.7 million, or 9.4%, from $81.8 million for the six months ended June 30, 2019. The increase in net interest income was primarily due to an increase of 15 basis points in the net interest margin to 2.66% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Included in net interest income was prepayment penalty income from loans totaling $1.5 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively, recovered interest from non-accrual loans totaling $0.5 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively, and net losses from fair value adjustments on qualifying hedges totaling $2.4 million and $1.5 million for six months ended June 30, 2020 and 2019, respectively. Excluding prepayment penalty income, recovered interest, and net losses from fair value adjustment on qualifying hedges, the net interest margin for the six months ended June 30, 2020 was 2.67%, an increase of 21 basis points, from to 2.46% for the six months ended June 30, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Provision for Credit Losses. During the six months ended June 30, 2020, a provision for credit losses was recorded totaling $16.8 million, compared to $2.4 million for the six months ended June 30, 2019. The provision was primarily the result of economic deterioration resulting from the impact of COVID-19. During the six months ended June 30, 2020, the Bank recorded net charge-offs totaling $2.2 million, while non-accrual loans increased $7.2 million to $20.0 million from $12.8 million at December 31, 2019. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.3% at June 30, 2020. The Bank continues to maintain conservative underwriting standards. See “Allowance for Credit Losses” below, Note 5 (“Loans”) and Note 16 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income. Non-interest income for the six months ended June 30, 2020 was $10.9 million, an increase of $7.5 million from the prior year comparable period. The increase in non-interest income was primarily due to an increase of $8.2 million in net gains from fair value adjustments and life insurance proceeds of $0.6 million for six months ended June 30, 2020. The increase in net gains was primarily due to $8.0 million in net gains recorded on our junior subordinated debentures, as credit spreads had widened due to the COVID-19 crisis.

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2020 was $61.1 million, an increase of $1.6 million, or 2.6% from $59.6 million for the prior year comparable period. The increase in non-interest expense was primarily due to the growth of the Company.

Income before Income Taxes. Income before the provision for income taxes decreased $0.7 million, or 3.0%, to $22.5 million for the six months ended June 30, 2020 from $23.2 million for the six months ended June 30, 2019 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $5.6 million for each of the six months ended June 30, 2020 and June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was 24.9% compared to 24.0% for the six months ended June 30, 2019.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2020 were $7,162.7 million, an increase of $144.9 million, or 2.1%, from $7,017.8 million at December 31, 2019. Total loans, net increased $196.1 million, or 3.4%, during the six months ended June 30, 2020, to $5,946.6 million from $5,750.5 million at December 31, 2019. Loan originations and purchases were $532.5 million for the six months ended June 30, 2020, an increase of $38.1 million, or 7.7%, from $494.4 million for the six months ended June 30, 2019. In response to the COVID-19 pandemic, we have originated $93.2 million of PPP loans. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $310.8 million at June 30, 2020, compared to $324.5 million at December 31, 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2020	2019	2020	2019
Multi-family residential (1)	$59,654	$55,629	$126,972	$82,843
Commercial real estate (2)	8,003	42,700	107,574	56,641
One-to-four family – mixed-use property (3)	8,117	12,885	21,572	29,308
One-to-four family – residential	2,674	7,884	11,087	11,770
Co-operative apartments	—	300	704	300
Construction (4)	2,821	18,715	9,570	24,616
Small Business Administration (5)	93,241	2,255	93,298	2,584
Commercial business and other (6)	59,287	156,029	161,735	286,359
Total	$233,797	$296,397	$532,512	$494,421
(1)	Includes purchases of $3.1 million for the six months ended June 30, 2020.
(2)	Includes purchases of $30.0 million for six months ended June 30, 2020.
(3)	Includes purchases of $0.7 million for three and six months ended June 30, 2019.
(4)	Includes purchases of $43,000 and $3.4 million for the three and six months ended June 30, 2020. Includes purchases of $13.7 million and $16.0 million for the three and six months ended June 30, 2019.
(5)	Includes $93.2 million of PPP loans for the three and six months ended June 30, 2020.
(6)	Includes purchases of $35.0 million and $75.7 million for the three and six months ended June 30, 2020. Includes purchases of $44.9 million and $99.5 for the three and six months ended June 30, 2019.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the six months ended June 30, 2020 had an average loan-to-value ratio of 45.3% and an average debt coverage ratio of 178%.

The Bank’s non-performing assets totaled $20.4 million at June 30, 2020, an increase of $6.9 million, or 51.0%, from $13.5 million at December 31, 2019. Total non-performing assets as a percentage of total assets were 0.29% at June 30, 2020 compared to 0.19% at December 31, 2019. The ratio of allowance for loan losses to total non-performing loans was 181.8% at June 30, 2020 and 164.1% at December 31, 2019.

During the six months ended June 30, 2020, mortgage-backed securities decreased $81.4 million, or 15.3%, to $450.4 million from $531.8 million at December 31, 2019. The decrease in mortgage-backed securities during the six months ended June 30, 2020 was primarily due to the sale of securities totaling $130.8 million, that at the time of sale, due to increased prepayment speeds, had a negative weighted average book yield and principal repayments of $87.7 million, partially offset by purchase of securities totaling $130.2 million at an average rate of 1.84% and an increase in the fair value of $8.8 million.

During the six months ended June 30, 2020, other securities, decreased $16.7 million, or 5.6%, to $282.9 million from $299.6 million at December 31, 2019. The decrease in other securities during the six months ended June 30, 2020, was primarily due to the call of a municipal bond totaling $9.0 million coupled with a decrease in the fair value of other securities of $6.9 million. At June 30, 2020 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $6,590.7 million at June 30, 2020, an increase of $152.6 million, or 2.4%, from $6,438.1 million at December 31, 2019. During the six months ended June 30, 2020, due to depositors increased $27.8 million, or 0.6%, to $5,049.9 million due to an increase of $329.7 million in non-maturity deposits, partially offset by a decrease of $301.9 million in certificates of deposit. The increase in non-maturity deposits was due to increases of $306.7 million and $146.8 million, in NOW and demand deposits accounts, respectively, partially offset by decreases of $117.1 million and $6.6 million in money market accounts and savings accounts, respectively. The decrease in certificates of deposit was due to management’s decision to allow these deposits to mature and replace with lower cost funding. Included in deposits were brokered deposits totaling $638.9 million, an increase of $250.1 million from $388.8 million at December 31, 2019.  Borrowed funds increased $68.0 million during the six months ended June 30, 2020. The increase in borrowed funds was primarily due to an increase in wholesale borrowings, partially offset by a decrease in the fair value on junior subordinate debentures.

Equity. Total stockholders’ equity decreased $7.8 million, or 1.3%, to $571.9 million at June 30, 2020 from $579.7 million at December 31, 2019. Stockholders’ equity decreased primarily due to an increase in accumulated comprehensive net loss of $13.7 million combined with the purchase of 142,405 treasury shares, at an average cost of $16.45 per share, totaling $2.3 million and the adoption of CECL totaling $0.9 million. Additionally, stockholders’ equity was reduced due to the declaration and payment of dividends on the Company’s common stock of $0.42 per common share totaling $12.1 million. These decreases were partially offset by the net income totaling $16.9 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $4.4 million. Book value per common share was $20.27 at June 30, 2020 compared to $20.59 at December 31, 2019.

Cash flow. During the six months ended June 30, 2020, funds provided by the Company’s operating activities amounted to $29.9 million. These funds, combined with $92.5 million from financing activities and $49.8 million available from the beginning of the period were utilized to fund $87.4 million used in investing activities. The Company’s primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the six months ended June 30, 2020, the net total of loan originations and purchases less loan repayments and sales was $184.0 million. During the six months ended June 30, 2020, the Company also funded $130.3 million in purchases of securities available for sale. During the six months ended June 30, 2020, funds were provided by sales, calls, prepayments and maturities of available for sale securities totaling $227.4 million. During the six months ended June 30, 2020, funds were provided by increases of $204.4 million and $31.9 million in proceeds from long-term borrowings and deposits, respectively. The funds were used to repay $127.8 million in long-term borrowings. The Company also used funds of $12.1 million for dividend payments and $3.9 million in purchases of treasury stock during the six months ended June 30, 2020.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2020. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2020, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2020:

	Projected Percentage Change In		Net Portfolio
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Value Ratio
-200 Basis points	1.06%	0.54%	8.45%
-100 Basis points	2.82	9.60	9.23
Base interest rate	—	—	8.65
+100 Basis points	(5.72)	(12.99)	7.77
+200 Basis points	(11.41)	(20.14)	7.31

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2020				2019
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,762,068	$49,719	4.18%		$4,590,429	$50,206	4.37%
Other loans, net	1,184,344	10,838	3.66		974,628	12,067	4.95
Total loans, net (1) (2)	5,946,412	60,557	4.07		5,565,057	62,273	4.48
Taxable securities:
Mortgage-backed securities	465,365	2,327	2.00		585,892	4,225	2.88
Other securities	243,867	1,358	2.23		242,560	2,135	3.52
Total taxable securities	709,232	3,685	2.08		828,452	6,360	3.07
Tax-exempt securities: (3)
Other securities	60,280	643	4.27		56,064	595	4.25
Total tax-exempt securities	60,280	643	4.27		56,064	595	4.25
Interest-earning deposits and federal funds sold	93,911	22	0.09		90,561	472	2.08
Total interest-earning assets	6,809,835	64,907	3.81		6,540,134	69,700	4.26
Other assets	396,224				351,407
Total assets	$7,206,059				$6,891,541
Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$188,587	74	0.16		$200,349	348	0.69
NOW accounts	1,440,147	2,099	0.58		1,541,956	6,641	1.72
Money market accounts	1,580,652	3,208	0.81		1,336,526	6,974	2.09
Certificate of deposit accounts	1,185,842	4,564	1.54		1,516,358	8,802	2.32
Total due to depositors	4,395,228	9,945	0.91		4,595,189	22,765	1.98
Mortgagors' escrow accounts	87,058	26	0.12		83,799	62	0.30
Total deposits	4,482,286	9,971	0.89		4,678,988	22,827	1.95
Borrowed funds	1,430,488	6,084	1.70		1,146,199	6,739	2.35
Total interest-bearing liabilities	5,912,774	16,055	1.09		5,825,187	29,566	2.03
Non interest-bearing deposits	560,637				394,642
Other liabilities	175,234				111,088
Total liabilities	6,648,645				6,330,917
Equity	557,414				560,624
Total liabilities and equity	$7,206,059				$6,891,541
Net interest income / net interest rate spread (tax equivalent) (3)		$48,852	2.72%			$40,134	2.23%
Net interest-earning assets / net interest margin(tax equivalent)	$897,061		2.87%		$714,947		2.45%
Ratio of interest-earning assets to interest-bearing liabilities			1.15	X			1.12	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.
(2)	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $0.4 million and $0.8 million for three months ended June 30, 2020 and 2019, respectively.
(3)	Interest and yields are presented on tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million for each three months ended June 30, 2020 and 2019, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the six months ended June 30,
	2020				2019
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,729,800	$99,131	4.19%		$4,604,928	$101,051	4.39%
Other loans, net	1,140,840	22,535	3.95		949,991	23,552	4.96
Total loans, net (1) (2)	5,870,640	121,666	4.14		5,554,919	124,603	4.49
Taxable securities:
Mortgage-backed securities	486,638	5,367	2.21		579,679	8,473	2.92
Other securities	243,796	3,055	2.51		242,214	4,346	3.59
Total taxable securities	730,434	8,422	2.31		821,893	12,819	3.12
Tax-exempt securities: (3)
Other securities	61,908	1,319	4.26		57,113	1,189	4.16
Total tax-exempt securities	61,908	1,319	4.26		57,113	1,189	4.16
Interest-earning deposits and federal funds sold	101,864	312	0.61		96,767	1,027	2.12
Total interest-earning assets	6,764,846	131,719	3.89		6,530,692	139,638	4.28
Other assets	391,683				349,213
Total assets	$7,156,529				$6,879,905
Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$191,307	355	0.37		$203,047	709	0.70
NOW accounts	1,429,943	6,747	0.94		1,515,554	12,672	1.67
Money market accounts	1,639,217	10,250	1.25		1,358,228	13,795	2.03
Certificate of deposit accounts	1,226,544	11,331	1.85		1,519,909	17,005	2.24
Total due to depositors	4,487,011	28,683	1.28		4,596,738	44,181	1.92
Mortgagors' escrow accounts	76,281	66	0.17		73,046	115	0.31
Total deposits	4,563,292	28,749	1.26		4,669,784	44,296	1.90
Borrowed funds	1,369,058	13,150	1.92		1,148,479	13,280	2.31
Total interest-bearing liabilities	5,932,350	41,899	1.41		5,818,263	57,576	1.98
Non interest-bearing deposits	505,199				396,724
Other liabilities	151,974				108,273
Total liabilities	6,589,523				6,323,260
Equity	567,006				556,645
Total liabilities and equity	$7,156,529				$6,879,905
Net interest income / net interest rate spread (tax equivalent) (3)		$89,820	2.48%			$82,062	2.30%
Net interest-earning assets / net interest margin(tax equivalent)	$832,496		2.66%		$712,429		2.51%
Ratio of interest-earning assets to interest-bearing liabilities			1.14	X			1.12	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.5 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.
(2)	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $2.4 million and $1.5 million for six months ended June 30, 2020 and 2019, respectively.
(3)	Interest and yields are presented on tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.3 million for each of the six months ended June 30, 2020 and 2019, respectively.

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

	For the six months ended June 30,
(In thousands)	2020	2019

Mortgage Loans
At beginning of period	$4,677,703	$4,638,784

Mortgage loans originated:
Multi-family residential	123,844	82,843
Commercial real estate	77,569	56,641
One-to-four family – mixed-use property	21,572	29,308
One-to-four family – residential	11,087	11,770
Co-operative apartments	704	300
Construction	6,132	8,576
Total mortgage loans originated	240,908	189,438

Mortgage loans purchased:
Multi-family residential	3,128	—
Commercial real estate	30,005	—
Construction	3,438	16,040
Total mortgage loans purchased	36,571	16,040

Less:
Principal and other reductions	169,097	221,484
Sales	498	1,043
Charge-offs	3	—
Loans transferred to OREO	—	239
At end of period	$4,785,584	$4,621,496

Non-Mortgage Loans
At beginning of period	$1,079,232	$897,515
Other loans originated:
Small Business Administration (1)	93,298	2,584
Commercial business	83,500	185,771
Other	2,561	1,078
Total other loans originated	179,359	189,433

Other loans purchased:
Commercial business	75,674	99,510
Total other loans purchased	75,674	99,510

Less:
Principal and other reductions	148,274	182,849
Charge-offs	2,286	1,970
At end of period	$1,183,705	$1,001,639

(1)	Includes SBA PPP originations totaling $93.2 million for the six months ended June 30, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

June 30,
(In thousands)	2020
Accrual Status:
Multi-family residential	$1,860
One-to-four family - mixed-use property	1,143
One-to-four family - residential	518
Total	3,521

Non-Accrual Status:
Commercial business and other	950
Taxi medallion	1,512
Total	2,462

Total performing troubled debt restructured	$5,983

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

December 31,
(In thousands)	2019
Accrual Status:
Multi-family residential	$1,873
One-to-four family - mixed-use property	1,481
One-to-four family - residential	531
Total	3,885

Non-Accrual Status:
Commercial business and other	941
Taxi medallion	1,668
Total	2,609

Total performing troubled debt restructured	$6,494

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at amortized cost at the period indicated:

June 30,
(In thousands)	2020

Loans 90 days or more past due and still accruing:
Commercial Business and other	$150
Total	150
Non-accrual loans:
Multi-family residential	3,728
Commercial real estate	2,700
One-to-four family - mixed-use property	2,548
One-to-four family - residential	5,869
Small business administration	1,347
Taxi medallion(1)	1,758
Commercial business and other(1)	1,678
Total	19,628
Total non-performing loans	19,778
Other non-performing assets:
Real estate acquired through foreclosure	208
Other assets acquired through foreclosure	35
Total	243
Total non-performing assets	$20,021

Non-performing assets to total assets	0.29%
Allowance for loan losses to non-performing loans	181.85%

(1)Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.5 million at June 30, 2020 and non-accrual performing TDR commercial business loans totaling $1.0 million at June 30, 2020.

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

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at June 30, 2020 and December 31, 2019. The Company did not hold any criticized or classified investment securities at June 30, 2020 and December 31, 2019. Our total Criticized and Classified assets were $48.7 million at June 30, 2020, an increase of $10.4 million from $38.3 million at December 31, 2019. Included in classified assets are classified OREO and other assets acquired through foreclosure totaling $0.2 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

Upon adoption of CECL, the allowance for credit losses (“ACL”) increased by $1.3 million, included an increase of $0.6 million to the allowance of off-balance sheet credit losses, $0.4 million to the allowance for loan losses and $0.3 million to the allowance of credit losses of securities. We recorded $16.7 million provision for credit losses for the six months ended June 30, 2020 utilizing the CECL methodology. The increase resulted primarily due to the effect of the COVID-19 on the economic forecast used in our CECL model, which includes adjusted reasonable and supportable period of 1 quarter and reversion period of 3 quarters. Additionally, it increased due to growth in the loan portfolio. The impact from the above resulted in the ACL totaling $38.4 million at June 30, 2020. We recorded $2.2 million in net charge-offs during the six months ended June 30, 2020.

At or for the six months ended June 30,
(Dollars in thousands)	2020

Balance at beginning of period	$21,751
Loans- CECL Adoption	379
Loans- Charge-off	(2,289)
Loans- Recovery	133
Loans- Provision	16,736
Allowance for loan losses	$36,710

Balance at beginning of period	$—
HTM Securities- CECL Adoption	340
HTM Securities- Provision	62
Allowance for HTM Securities losses	$402

Balance at beginning of period	$—
Off-Balance Sheet - CECL Adoption	553
Off-Balance Sheet- Provision	711
Allowance for Off-Balance Sheet losses	$1,264

Allowance for Credit Losses	$38,376

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s allowance for loan losses for the periods indicated:

	At or for the six months ended June 30,
(Dollars in thousands)	2020	2019

Balance at beginning of period	$21,751	$20,945
CECL Adoption	379	—
Provision for loan losses	16,736	2,446

Loans charged-off:
Multi-family residential	—	(1)
One-to-four family - residential	—	(113)
One-to-four family - mixed-use property	(3)	(1)
Construction	—	—
Small Business Administration	(178)	—
Commercial business and other	(2,108)	(2,137)
Total loans charged-off	(2,289)	(2,252)

Recoveries:
Multi-family residential	13	24
Commercial real estate	—	7
One-to-four family - mixed-use property	78	88
One-to-four family - residential	8	7
Small Business Administration	20	20
Taxi medallion	—	134
Commercial business and other	14	91
Total recoveries	133	371

Net charge-offs	(2,156)	(1,881)
Balance at end of period	$36,710	$21,510

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.07%
Ratio of allowance for loan losses to gross loans at end of period	0.61%	0.38%
Ratio of allowance for loan losses to non-performing assets at end of period	179.68%	134.64%
Ratio of allowance for loan losses to non-performing loans at end of period	181.85%	136.99%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2019 as updated by the risk factors disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2020:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2020	—	$—	—	284,806
May 1 to May 31, 2020	—	—	—	284,806
June 1 to June 30, 2020	—	—	—	284,806
Total	—	—	—

During the quarter ended June 30, 2020, the Company did not repurchase any shares of the Company’s common stock. On June 30, 2020, 284,806 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	August 10, 2020	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	August 10, 2020	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer