Form 10-Q
period 2020-09-30
FLUSHING FINANCIAL CORP
filed 2020-11-09
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2020 was 28,218,427.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	September 30,	December 31,
	2020	2019

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$75,560	$49,787
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $8,942 and $5,283 at September 30, 2020 and December 31, 2019, respectively; fair value of $9,198 and $8,114 at September 30, 2020 and December 31, 2019, respectively)	7,919	7,934
Other securities, net of allowance for credit losses of $402 (none pledged; fair value of $53,268 and $53,998 at September 30, 2020 and December 31, 2019, respectively)	50,252	50,954
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $238,818 and $212,038 at September 30, 2020 and December 31, 2019, respectively; $672 and $772 at fair value pursuant to the fair value option at September 30, 2020 and December 31, 2019, respectively)	386,235	523,849
Other securities (none pledged; $13,841 and $13,548 at fair value pursuant to the fair value option at September 30, 2020 and December 31, 2019, respectively)	234,721	248,651
Loans:
Multi-family residential	2,252,757	2,238,591
Commercial real estate	1,636,659	1,582,008
One-to-four family - mixed-use property	585,159	592,471
One-to-four family - residential	191,011	188,216
Co-operative apartments	8,132	8,663
Construction	63,567	67,754
Small Business Administration	124,649	14,445
Taxi medallion	2,317	3,309
Commercial business and other	1,063,429	1,061,478
Net unamortized premiums and unearned loan fees	13,718	15,271
Allowance for loan losses	(38,343)	(21,751)
Net loans	5,903,055	5,750,455
Interest and dividends receivable	36,068	25,722
Bank premises and equipment, net	25,766	28,676
Federal Home Loan Bank of New York stock, at cost	57,119	56,921
Bank owned life insurance	158,701	157,713
Goodwill	16,127	16,127
Other real estate owned, net	—	239
Right of Use Asset	42,326	41,254
Other assets	69,207	59,494
Total assets	$7,063,056	$7,017,776

Liabilities
Due to depositors:
Non-interest bearing	$607,954	$435,072
Interest-bearing	4,298,405	4,586,977
Total Deposits	4,906,359	5,022,049
Mortgagors' escrow deposits	57,136	44,375
Borrowed funds:
Federal Home Loan Bank advances	1,211,122	1,118,528
Subordinated debentures	74,566	74,319
Junior subordinated debentures, at fair value	38,287	44,384
Total borrowed funds	1,323,975	1,237,231
Operating lease liability	49,737	49,367
Other liabilities	139,443	85,082
Total liabilities	6,476,650	6,438,104

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2020 and December 31, 2019; 28,218,427 shares and 28,157,206 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	315	315
Additional paid-in capital	227,877	226,691
Treasury stock, at average cost (3,312,168 shares and 3,373,389 shares at September 30, 2020 and December 31, 2019, respectively)	(69,409)	(71,487)
Retained earnings	445,931	433,960
Accumulated other comprehensive loss, net of taxes	(18,308)	(9,807)
Total stockholders' equity	586,406	579,672

Total liabilities and stockholders' equity	$7,063,056	$7,017,776

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Interest and dividend income
Interest and fees on loans	$60,367	$62,825	$182,033	$187,428
Interest and dividends on securities:
Interest	3,525	6,287	12,963	20,007
Dividends	9	18	35	56
Other interest income	13	259	325	1,286
Total interest and dividend income	63,914	69,389	195,356	208,777
Interest expense
Deposits	7,093	22,244	35,842	66,540
Other interest expense	6,897	8,196	20,047	21,476
Total interest expense	13,990	30,440	55,889	88,016
Net interest income	49,924	38,949	139,467	120,761
Provision for credit losses	2,470	683	19,267	3,129
Net interest income after provision for credit losses	47,454	38,266	120,200	117,632
Non-interest income
Banking services fee income	1,316	847	3,058	2,879
Net loss on sale of securities	—	—	(91)	(15)
Net gain on sale of loans	—	204	42	381
Net gain on sale of assets	—	—	—	770
Net gain (loss) from fair value adjustments	(2,225)	(2,124)	1,987	(6,160)
Federal Home Loan Bank of New York stock dividends	874	834	2,719	2,563
Life insurance proceeds	—	—	659	43
Bank owned life insurance	923	1,000	2,798	2,550
Other income	463	278	1,052	1,422
Total non-interest income	1,351	1,039	12,224	4,433
Non-interest expense
Salaries and employee benefits	17,335	15,461	52,139	50,295
Occupancy and equipment	3,021	2,847	8,688	8,378
Professional services	2,064	2,167	6,911	6,238
FDIC deposit insurance	727	(589)	2,114	563
Data processing	1,668	1,490	5,175	4,402
Depreciation and amortization	1,542	1,439	4,633	4,454
Other real estate owned/foreclosure expense	240	48	121	145
Net loss from other real estate owned	5	—	36	—
Other operating expenses	3,383	3,182	11,303	11,147
Total non-interest expense	29,985	26,045	91,120	85,622
Income before income taxes	18,820	13,260	41,304	36,443
Provision for income taxes
Federal	3,359	2,457	8,655	7,381
State and local	1,130	79	1,436	714
Total taxes expense	4,489	2,536	10,091	8,095
Net income	$14,331	$10,724	$31,213	$28,348

Basic earnings per common share	$0.50	$0.37	$1.08	$0.99
Diluted earnings per common share	$0.50	$0.37	$1.08	$0.99
Dividends per common share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Net income	$14,331	10,724	31,213	28,348
Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($30) and ($11) for the three months ended September 30, 2020 and 2019, respectively and of ($91) and ($30) for the nine months ended September 30, 2020 and 2019, respectively.	67	22	201	66
Amortization of prior service credits, net of taxes of $6 and $7 for the three months ended September 30, 2020 and 2019, respectively and of $20 and $20 for nine months ended September 30, 2020 and 2019, respectively.	(15)	(15)	(44)	(44)
Net unrealized gains(losses) on securities, net of taxes of ($1,449) and $218 for the three months ended September 30, 2020 and 2019, respectively and of ($2,000) and ($5,102) for nine months ended September 30, 2020 and 2019, respectively.	3,185	(475)	4,397	11,349
Reclassification adjustment for net losses included in income, net of taxes of ($29) and ($5) for the nine months ended September 30, 2020 and 2019, respectively.	—	—	62	10
Net unrealized gains (losses) on cash flow hedges, net of taxes of ($849) and $874 for the three months ended September 30, 2020 and 2019 respectively and of $6,253 and $5,293 for nine months ended September 30, 2020 and 2019, respectively.	1,866	(1,946)	(13,744)	(11,782)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($50) and ($27) for the three months ended September 30, 2020 and 2019 respectively and of ($280) and ($81) for the nine months ended September 30, 2020 and 2019, respectively.	111	61	627	184

Total other comprehensive income (loss), net of tax	5,214	(2,353)	(8,501)	(217)

Comprehensive income	$19,545	$8,371	$22,712	$28,131

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2020	2019

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,213	$28,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loan losses	19,267	3,129
Depreciation and amortization of bank premises and equipment	4,633	4,454
Amortization of premium, net of accretion of discount	4,721	4,932
Net (gain) loss from fair value adjustments	(1,987)	6,160
Net loss from fair value adjustments on qualifying hedges	2,208	2,717
Net gain from sale of loans	(42)	(381)
Net loss from sale of securities	91	15
Net gain from sale of asset	—	(770)
Net loss from OREO	36	—
Income from bank owned life insurance	(2,798)	(2,550)
Life insurance proceeds	(659)	(43)
Stock-based compensation expense	5,510	6,617
Deferred compensation	(3,579)	(2,526)
Deferred income tax benefit	(4,174)	(3,777)
Increase in other liabilities	6,143	4,358
Decrease (increase) in other assets	(15,043)	1,659
Net cash provided by operating activities	45,540	52,342
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,723)	(2,182)
Net purchases of Federal Home Loan Bank of New York shares	(198)	(7,998)
Purchases of securities held-to-maturity	—	(30,030)
Proceeds from maturities and calls of securities held-to-maturity	180	1,568
Proceeds from prepayments of securities held-to-maturity	129	434
Purchases of securities available for sale	(130,397)	(141,798)
Proceeds from sales and calls of securities available for sale	143,376	65,493
Proceeds from maturities and prepayments of securities available for sale	142,320	88,217
Proceeds from sale of assets	—	813
Proceeds from bank owned life insurance	2,477	777
Purchase of bank owned life insurance	—	(25,000)
Net originations of loans	(11,295)	(9,660)
Purchases of loans	(132,893)	(193,703)
Proceeds from sale of real estate owned	203	—
Proceeds from sale of loans	580	7,187
Net cash provided by (used in) investing activities	12,759	(245,882)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the nine months ended September 30,
	2020	2019

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	172,882	8,039
Net decrease in interest-bearing deposits	(288,694)	(11,643)
Net increase in mortgagors' escrow deposits	12,761	16,942
Net proceeds from short-term borrowed funds	—	115,750
Proceeds from long-term borrowings	240,378	184,950
Repayment of long-term borrowings	(147,771)	(131,301)
Purchases of treasury stock	(3,872)	(2,656)
Proceeds from issuance of common stock upon exercise of stock options	—	3
Cash dividends paid	(18,210)	(18,116)
Net cash provided by (used in) financing activities	(32,526)	161,968
Net increase (decrease) in cash and cash equivalents	25,773	(31,572)
Cash and cash equivalents, beginning of period	49,787	118,561
Cash and cash equivalents, end of period	$75,560	$86,989
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$57,334	$85,346
Income taxes paid	13,594	8,531
Taxes paid if excess tax benefits were not tax deductible	13,404	8,523
Non-cash activities:
Loans transferred to REO	—	239

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2019	$579,672	$315	$226,691	$433,960	$(71,487)	$(9,807)

Impact of adoption of ASC 326 - Credit Losses	(875)	—	—	(875)	—	—
Net loss	(1,390)	—	—	(1,390)	—	—
Award of common shares released from Employee Benefit Trust (116,414 shares)	1,398	—	1,398	—	—	—
Vesting of restricted stock unit awards (272,946 shares)	—	—	(5,626)	(156)	5,782	—
Stock-based compensation expense	3,430	—	3,430	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	—	(2,342)	—
Repurchase of shares to satisfy tax obligation (74,145 shares)	(1,493)	—	—	—	(1,493)	—
Dividends on common stock ($0.21 per share)	(6,084)	—	—	(6,084)	—	—
Other comprehensive loss	(22,633)	—	—	—	—	(22,633)
Balance at March 31, 2020	549,683	315	225,893	425,455	(69,540)	(32,440)

Net income	18,272	—	—	18,272	—	—
Award of common shares released from Employee Benefit Trust (10,956 shares)	40	—	40	—	—	—
Vesting of restricted stock unit awards (6,390 shares)	—	—	(133)	(1)	134	—
Stock-based compensation expense	1,101	—	1,101	—	—	—
Repurchase of shares to satisfy tax obligation (2,558 shares)	(30)	—	—	—	(30)	—
Dividends on common stock ($0.21 per share)	(6,063)	—	—	(6,063)	—	—
Other comprehensive income	8,918	—	—	—	—	8,918
Balance at June 30, 2020	571,921	315	226,901	437,663	(69,436)	(23,522)

Net income	14,331	—	—	14,331	—	—
Award of common shares released from Employee Benefit Trust (9,384 shares)	31	—	31	—	—	—
Vesting of restricted stock unit awards (1,640 shares)	—	—	(34)	—	34	—
Stock-based compensation expense	979	—	979	—	—	—
Repurchase of shares to satisfy tax obligation (647 shares)	(7)	—	—	—	(7)	—
Dividends on common stock ($0.21 per share)	(6,063)	—	—	(6,063)	—	—
Other comprehensive loss	5,214	—	—	—	—	5,214
Balance at September 30, 2020	$586,406	$315	$227,877	$445,931	$(69,409)	$(18,308)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Contd.)

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2018	$549,464	$315	$222,720	$414,327	$(75,146)	$(12,752)

Impact of adoption of ASC 842-Leases	2,716	—	—	2,716	—	—
Net income	7,068	—	—	7,068	—	—
Award of common shares released from Employee Benefit Trust (138,775 shares)	2,086	—	2,086	—	—	—
Vesting of restricted stock unit awards (287,155 shares)		—	(5,878)	(210)	6,088	—
Exercise of stock options (300 shares)	3	—	—	(3)	6	—
Stock-based compensation expense	3,931	—	3,931	—	—	—
Repurchase of shares to satisfy tax obligation (83,908 shares)	(1,877)	—	—	—	(1,877)	—
Dividends on common stock ($0.21 per share)	(6,042)	—	—	(6,042)	—	—
Other comprehensive income	2,210	—	—	—	—	2,210
Balance at March 31, 2019	559,559	315	222,859	417,856	(70,929)	(10,542)

Net income	10,556	—	—	10,556	—	—
Award of common shares released from Employee Benefit Trust (5,568 shares)	81	—	81	—	—	—
Vesting of restricted stock unit awards (1,120 shares)	—	—	(24)	—	24	—
Stock-based compensation expense	1,315	—	1,315	—	—	—
Repurchase of shares to satisfy tax obligation (382 shares)	(8)	—	—	—	(8)	—
Dividends on common stock ($0.21 per share)	(6,039)	—	—	(6,039)	—	—
Other comprehensive loss	(74)	—	—	—	—	(74)
Balance at June 30, 2019	565,390	315	224,231	422,373	(70,913)	(10,616)

Net income	10,724	—	—	10,724	—	—
Award of common shares released from Employee Benefit Trust (5,015 shares)	66	—	66	—	—	—
Vesting of restricted stock unit awards (9,284 shares)	—	—	(197)	—	197	—
Stock-based compensation expense	1,371	—	1,371	—	—	—
Purchase of treasury shares (40,000 shares)	(771)	—	—	—	(771)	—
Dividends on common stock ($0.21 per share)	(6,035)	—	—	(6,035)	—	—
Other comprehensive loss	(2,353)	—	—	—	—	(2,353)
Balance at September 30, 2019	$568,392	$315	$225,471	$427,062	$(71,487)	$(12,969)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” (“TDR”) accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision and at September 30, 2020, we have 509 active forbearances for loans with an aggregate outstanding loan balance of approximately $846 million resulting in total deferment of $28.4 million in principal, interest and escrow, as disclosed more fully in Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

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

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company continues to evaluate the impact of the COVID-19 pandemic and as such, evaluated goodwill for impairment at September 30, 2020. The Company conducted a quantitative impairment test of goodwill as of September 30, 2020, which did not indicate an impairment of goodwill. Management will continue to monitor if events requiring further goodwill impairment testing have occurred. At September 30, 2020 and December 31, 2019, the carrying amount of goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Net income	$14,331	$10,724	$31,213	$28,348
Divided by:
Weighted average common shares outstanding	28,874	28,730	28,865	28,704
Weighted average common stock equivalents	—	—	—	—
Total weighted average common shares outstanding and common stock equivalents	28,874	28,730	28,865	28,704
Basic earnings per common share	$0.50	$0.37	$1.08	$0.99
Diluted earnings per common share (1)	$0.50	$0.37	$1.08	$0.99
Dividend payout ratio	42.0%	56.8%	58.3%	63.6%
(1)	For the three and nine months ended September 30, 2020 and 2019, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The Company did not hold any trading securities at September 30, 2020 and December 31, 2019. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

Allowance for credit losses

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities, two of which are structured similar to a commercial owner occupied loan, which is modeled for credit losses similar to commercial business loans secured by real estate. The other security is issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government and therefore the Company assumes a zero loss expectation. As of September 30, 2020, we have one active forbearance for held-to-maturity securities with an outstanding balance of $20.9 million. During the time this security is in forbearance, it is considered current and as such, continues to accrue interest at its original contractual terms. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at September 30, 2020 and is excluded from estimates of credit losses.

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2020:

			Gross	Gross	Allowance
	Amortized		Unrealized	Unrealized	for Credit
	Cost	Fair Value	Gains	Losses	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,654	$53,268	$2,614	$—	$(402)
Total other securities	50,654	53,268	2,614	—	(402)

FNMA	7,919	9,198	1,279	—	—
Total mortgage-backed securities	7,919	9,198	1,279	—	—
Total	$58,573	$62,466	$3,893	$—	$(402)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,954	$53,998	$3,044	$—
Total other securities	50,954	53,998	3,044	—

FNMA	7,934	8,114	180	—
Total mortgage-backed securities	7,934	8,114	180	—
Total	$58,888	$62,112	$3,224	$—

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2020:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities available for sale:
Corporate	$130,000	$123,516	$192	$6,676
Municipals	65	65	—	—
Mutual funds	12,691	12,691	—	—
Collateralized loan obligations	100,473	97,300	—	3,173
Other	1,149	1,149	—	—
Total other securities	244,378	234,721	192	9,849
REMIC and CMO	206,973	213,941	7,007	39
GNMA	505	554	49	—
FNMA	129,140	132,001	2,883	22
FHLMC	39,266	39,739	504	31
Total mortgage-backed securities	375,884	386,235	10,443	92
Total securities available for sale	$620,262	$620,956	$10,635	$9,941

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

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at September 30, 2020 and December 31, 2019.

The corporate securities held by the Company at September 30, 2020 and December 31, 2019 are issued by U.S. banking institutions.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2020, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$50,654	$53,268
Total other securities	50,654	53,268
Mortgage-backed securities	7,919	9,198
Total	$58,573	$62,466

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$45,000	$43,654
Due after five years through ten years	110,431	104,599
Due after ten years	76,256	73,777
Total other securities	231,687	222,030
Mutual funds	12,691	12,691
Mortgage-backed securities	375,884	386,235
Total	$620,262	$620,956

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2020
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities

Corporate	14	$113,324	$6,676	$—	$—	$113,324	$6,676
Collateralized loan obligations	13	97,299	3,173	7,293	183	90,006	2,990
Total other securities	27	210,623	9,849	7,293	183	203,330	9,666

REMIC and CMO	2	5,663	39	5,663	39	—	—
GNMA (1)	1	48	—	48	—	—	—
FNMA	1	8,652	22	—	—	8,652	22
FHLMC	1	13,449	31	13,449	31	—	—
Total mortgage-backed securities	5	27,812	92	19,160	70	8,652	22

Total securities available for sale	32	$238,435	$9,941	$26,453	$253	$211,982	$9,688
(1)	At September 30, 2020, the unrealized loss was less than $1,000 and in a continuous loss position for less than 12 months.

	At December 31, 2019
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)

Available for sale securities
Corporate	16	$123,050	$6,950	$—	$—	$123,050	$6,950
Collateralized loan obligations	13	99,137	1,212	25,451	108	73,686	1,104
Total other securities	29	222,187	8,162	25,451	108	196,736	8,054

REMIC and CMO	23	120,989	1,440	102,384	1,117	18,605	323
GNMA	1	49	—	49	—	—	—
FNMA	8	67,618	426	19,073	138	48,545	288
FHLMC	1	30,200	73	—	—	30,200	73
Total mortgage-backed securities	33	218,856	1,939	121,506	1,255	97,350	684

Total securities available for sale	62	$441,043	$10,101	$146,957	$1,363	$294,086	$8,738

The Company reviewed each available for sale debt security that had an unrealized loss at September 30, 2020 and December 31, 2019. At September 30, 2020, the Company evaluated whether the decline in fair value of a debt security resulted from credit losses or other factors under ASC 326. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.4 million at September 30, 2020 and is excluded from the estimate of credit losses.

Upon adoption of ASC Topic 326, “Credit Losses” on January 1, 2020, see Note 17 related to the adoption of Topic 326, we recorded a transition adjustment of $0.3 million in the allowance for credit losses for held-to-maturity debt securities.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended September 30, 2020:

	Mortgage-backed securities	Other securities

	(In thousands)
Beginning balance	$—	$402
Provision	—	—
Allowance for credit losses - securities	$—	$402

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the nine months ended September 30, 2020:

	Mortgage-backed securities	Other securities

	(In thousands)
Beginning balance	$—	$—
CECL adoption	—	340
Provision	—	62
Allowance for credit losses - securities	$—	$402

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during three months ended September 30, 2020 and 2019. The Company sold $130.8 million and $26.4 million in mortgage-backed securities during the nine months ended September 30, 2020 and 2019, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Gross gains from the sale of securities	$—	$—	$1,476	$423
Gross losses from the sale of securities	—	—	(1,567)	(438)

Net losses from the sale of securities	$—	$—	$(91)	$(15)

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $33.5 million at September 30, 2020 and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms.  Deferrals granted under the Cares Act are deemed in accrual status and interest income is accrued until the end of deferral period even if there are no payments being collected. When the forbearance period is over, borrowers are expected to resume contractual payments. The determination of whether a loan is past due is based on the modified terms of the agreement. Once the deferral period is over, the borrower will resume making payments and normal delinquency-based non-accrual policies will apply.

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

Allowance for credit losses

The Allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. Loans are charged off against that ACL when management believes that a loan balance is uncollectable based on quarterly analysis of credit risk.

As of January 1, 2020, the Company adopted Topic 326, see Note 17 related to the adoption of Topic 326.

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

For the quantitative measurement, the Company’s portfolio consists of mortgage loans secured by real estate (both commercial and retail) and non-mortgage loans, which are primarily commercial business term loans and line of credit. Based on the Company’s evaluation of the loan portfolio, listed below are the pools that were established as a baseline level of segmentation with their primary risk factor. The Company confirms this data remains relevant in absence of changes to the composition of the portfolio.

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

For the qualitative measurement, the Company aggregated the portfolio segments according to three business units: business banking, residential and commercial real estate. In accordance with the interagency statement and SEC guidance, Management evaluates nine qualitative risk factors to determine if the risk is captured elsewhere in the ACL process. If not captured elsewhere, the Company has identified specific risk factors to evaluate and incorporate into its Qualitative Framework. Some risk factors include time to maturity, origination loan-to-value, loan type composition, the value of underlying collateral, changes in policies and procedures for lending strategies and underwriting standards, collection and recovery practices, internal credit review, changes in personnel, divergence between the levels of NYC and national unemployment, divergence between the NYC GDP and national GDP, industry concentrations and riskiness and large borrower concentrations.

The Company recorded a provision for loans losses totaling $2.5 million and $19.2 million for the three months and nine months ending September 30, 2020, respectively, primarily due to the economic conditions resulting from COVID-19 and the growth in the loan portfolio. The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for September 30, 2020, Management acknowledged deteriorated economic conditions as a result of the COVID-19 pandemic were captured in the forecast within the model platform. As such, when determining the reasonable and supportable forecast, Management adjusted the period to reflect a forecast of four quarters, to align with a previously established framework for contraction periods. Similarly, the reversion period was adjusted to four quarters. Management believed these adjustments are necessary as the forecast has suggested more stability than at the beginning of the COVID-19 pandemic. This resulted in the ACL for loans totaling $38.3 million at September 30, 2020, representing 0.65% of gross loans and 154.7% of non-performing loans compared to $21.8 million at December 31, 2019.

In response to COVID-19, the Company is actively assisting customers by providing modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to twelve months. At September 30, 2020, we have 509 active forbearances for loans with an aggregate outstanding loan balance of approximately $846.2 million resulting in total deferment of $28.4 million in principal, interest and escrow, down from 808 active forbearances for loans with an aggregate outstanding loan balance of approximately $1.3 billion at June 30, 2020. Given the pandemic and current economic environment, we continue to work with our customers to modify loans although the pace of requests slowed late in the second quarter. The Company actively participated in the SBA Paycheck Protection Program, closing $111.6 million of these loans. We are also a proud participant in the Main Street Lending Program in order to assist customers. As previously discussed, pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms until the completion of deferred period. Once the deferred period is over, the borrower will resume making payment

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

and normal delinquency-based non-accrual policies will apply.  These loans were captured in the portfolio segments described above and the potential losses captured in the variables used in the ACL calculation.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At September 30, 2020, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses. The following table shows  TDR loan modifications and classified as TDR loans during the periods indicated.

	For the three and nine months ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description
One-to-four family - mixed-use property	1	$270	Below market interest rate.	—	—
Commercial business and other	—	—		3	$951	Amortization extension
Total	1	$270		3	$951

The following table shows our recorded investment for loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	September 30, 2020
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Multi-family residential	7	$1,876
One-to-four family - mixed-use property (1)	5	1,744
One-to-four family - residential	3	513
Taxi medallion (1)	1	99
Commercial business and other (1)	3	950
Total performing troubled debt restructured	19	$5,182
(1)	These loans in the table above continue to pay as agreed, however the Company records interest received on a cash basis.

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

During the three and nine months ended September 30, 2020 and 2019, there were no defaults of TDR loans within 12 months of their modification date.

The following table shows our recorded investment for loans classified as TDR at amortized cost that are not performing according to their restructured terms at the periods indicated:

	September 30, 2020
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Taxi medallion	10	$1,823
Commercial business and other	1	279
Total troubled debt restructurings that subsequently defaulted	11	$2,102

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the nine months ended September 30, 2020
		Non-Accrual		Loans ninety days
	Total Non-Accrual	with no related	Interest Income	or more past due
(In thousands)	Amortized Cost	Allowance	Recognized	and still accruing:
Multi-family residential	$2,723	$2,723	$—	$—
Commercial real estate	2,714	2,714	—	—
One-to-four family - mixed-use property	1,704	1,704	—	—
One-to-four family - residential	5,922	5,922	—	—
Small Business Administration	1,169	1,169	—	—
Taxi medallion(1)	2,318	2,318	—	—
Commercial business and other(1)	9,278	6,456	32	—
Total	$25,828	$23,006	$32	$—

(1)Included in the above analysis are non-accrual performing one-to-four family – mixed-use property totaling $0.3 million, non-accrual performing TDR taxi medallion loans totaling $0.1 million September 30, 2020 and non-accrual performing TDR commercial business loans totaling $1.0 million at September 30, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-performing loans at the period indicated:

December 31,
(In thousands)	2019
Loans ninety days or more past due and still accruing:
Multi-family residential	$445
Total	445
Non-accrual mortgage loans:
Multi-family residential	2,296
Commercial real estate	367
One-to-four family - mixed-use property	274
One-to-four family - residential	5,139
Total	8,076
Non-accrual non-mortgage loans:
Small Business Administration	1,151
Taxi medallion(1)	1,641
Commercial business and other(1)	1,945
Total	4,737
Total non-accrual loans	12,813
Total non-performing loans	$13,258

(1)	Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.7 million at December 31, 2019, respectively and non-accrual performing TDR commercial business loans totaling $0.9 million at December 31, 2019.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$491	$416	$1,296	$1,224
Less: Interest income included in the results of operations	78	89	240	330
Total foregone interest	$413	$327	$1,056	$894

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables shows the aging of the amortized cost basis in past-due loans at the period indicated by class of loans:

	September 30, 2020
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$4,499	$777	$2,723	$7,999	$2,251,453	$2,259,452
Commercial real estate	525	192	2,714	3,431	1,635,986	1,639,417
One-to-four family - mixed-use property	3,048	559	1,429	5,036	584,562	589,598
One-to-four family - residential	2,118	689	5,922	8,729	192,052	200,781
Construction loans	—	—	—	—	63,406	63,406
Small Business Administration	—	—	1,169	1,169	122,311	123,480
Taxi medallion	198	99	2,021	2,318	—	2,318
Commercial business and other	112	—	6,456	6,568	1,056,378	1,062,946
Total	$10,500	$2,316	$22,434	$35,250	$5,906,148	$5,941,398

The following tables show by delinquency an analysis of our recorded investment in loans at the periods indicated by class of loans:

	December 31, 2019
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$4,042	$1,563	$2,741	$8,346	$2,230,245	$2,238,591
Commercial real estate	—	4,941	367	5,308	1,576,700	1,582,008
One-to-four family - mixed-use property	1,117	496	274	1,887	590,584	592,471
One-to-four family - residential	720	1,022	5,139	6,881	181,335	188,216
Co-operative apartments	—	—	—	—	8,663	8,663
Construction loans	—	—	—	—	67,754	67,754
Small Business Administration	—	—	1,151	1,151	13,294	14,445
Taxi medallion	—	—	1,065	1,065	2,244	3,309
Commercial business and other	2,340	5	1,945	4,290	1,057,188	1,061,478
Total	$8,219	$8,027	$12,682	$28,928	$5,728,007	$5,756,935

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

	September 30, 2020
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$8,935	$6,971	$2,826	$1,161	$183	$1,386	$—	$15,248	$36,710
Charge-offs	—	—	—	—	—	—	(951)	(13)	(964)
Recoveries	14	—	60	2	—	47	—	4	127
Provision (benefit)	(1,553)	1,576	(1,208)	(483)	35	450	951	2,702	2,470
Ending balance	$7,396	$8,547	$1,678	$680	$218	$1,883	$—	$17,941	$38,343

	September 30, 2019
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,506	$4,265	$1,786	$746	$381	$382	$—	$8,444	$21,510
Charge-offs	(189)	—	—	—	—	—	—	(242)	(431)
Recoveries	6	—	140	3	—	32	—	92	273
Provision (benefit)	54	99	(120)	(4)	37	(57)	—	674	683
Ending balance	$5,377	$4,364	$1,806	$745	$418	$357	$—	$8,968	$22,035

See also Note 17 for the adoption of ASC Topic 326, “Credit Loses”.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the nine month periods indicated:

	September 30, 2020
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(650)	1,170	(55)	(160)	(279)	1,180	—	(827)	379
Charge-off's	—	—	(3)	—	—	(178)	(951)	(2,121)	(3,253)
Recoveries	27	—	138	10	—	67	—	18	260
Provision	2,628	2,948	(219)	74	56	451	951	12,317	19,206
Ending balance	$7,396	$8,547	$1,678	$680	$218	$1,883	$—	$17,941	$38,343

	September 30, 2019
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$329	$418	$—	$7,591	$20,945
Charge-off's	(190)	—	(1)	(113)	—	—	—	(2,379)	(2,683)
Recoveries	30	7	228	10	—	52	134	183	644
Provision (Benefit)	(139)	42	(288)	99	89	(113)	(134)	3,573	3,129
Ending balance	$5,377	$4,364	$1,806	$745	$418	$357	$—	$8,968	$22,035

See also Note 17 for the adoption of ASC Topic 326, “Credit Loses”.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention. Loans that are in forbearance pursuant to the CARES Act, primarily continued to be reported in the same category as they were reported immediately prior to modification.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination :

	For the year ended
							Revolving Loans,	Lines of Credit
							Amortized Cost	converted to
(In thousands)	2020	2019	2018	2017	2016	Prior	Basis	term loans
1-4 Family Residential
Pass	$22,735	$25,030	$27,827	$15,548	$11,231	$59,657	$7,678	$18,095
Watch	489	—	—	—	—	2,936	299	2,011
Special Mention	—	—	—	—	—	667	—	492
Substandard	—	—	—	—	960	3,390	—	1,736
Total 1-4 Family Residential	$23,224	$25,030	$27,827	$15,548	$12,191	$66,650	$7,977	$22,334
1-4 Family Mixed-Use
Pass	$27,156	$66,500	$74,828	$59,923	$53,344	$288,858	$—	$—
Watch	—	1,873	903	2,013	1,146	8,556	—	—
Special Mention	—	—	379	—	—	1,179	—	—
Substandard	—	620	806	—	—	1,514	—	—
Total 1-4 Family Mixed Use	$27,156	$68,993	$76,916	$61,936	$54,490	$300,107	$—	$—
Commercial Real Estate
Pass	$118,019	$248,812	$281,920	$189,592	$213,553	$482,495	$—	$—
Watch	—	8,606	—	4,883	28,203	58,587	—	—
Special Mention	—	981	—	192	—	861	—	—
Substandard	—	1,702	—	—	—	1,011	—	—
Total Commercial Real Estate	$118,019	$260,101	$281,920	$194,667	$241,756	$542,954	$—	$—
Construction
Pass	$10,058	$14,751	$31,402	$—	$—	$—	$—	$—
Watch	—	886	5,631	—	—	—	—	—
Special Mention	—	—	678	—	—	—	—	—
Total Construction	$10,058	$15,637	$37,711	$—	$—	$—	$—	$—
Multifamily
Pass	$174,397	$309,564	$364,298	$356,206	$269,388	$749,946	$3,433	$—
Watch	—	1,571	—	2,537	2,784	19,504	865	—
Special Mention	—	—	—	—	699	776	—	—
Substandard	—	—	1,999	—	—	1,485	—	—
Total Multifamily	$174,397	$311,135	$366,297	$358,743	$272,871	$771,711	$4,298	$—
Commercial Business - Secured by RE
Pass	$68,713	$91,282	$56,704	$22,051	$47,335	$82,368	$—	$—
Watch	—	—	7,080	1,320	—	416	—	—
Substandard	—	—	—	—	—	3,331	—	—
Total Commercial Business - Secured by RE	$68,713	$91,282	$63,784	$23,371	$47,335	$86,115	$—	$—
Commercial Business
Pass	$59,956	$137,475	$108,265	$64,737	$17,573	$67,940	$186,882	$—
Watch	—	2,889	4,112	7,880	—	10	10,935	—
Special Mention	—	51	2,411	—	2,418	—	(26)	—
Substandard	39	—	—	4,810	—	1,711	171	—
Doubtful	—	—	—	—	—		1,872	—
Total Commercial Business	$59,995	$140,415	$114,788	$77,427	$19,991	$69,661	$199,834	$—
Small Business Administration
Pass	$110,121	$1,067	$3,590	$1,043	$2,551	$1,625	$—	$—
Watch	—	—	—	2,257	—	—	—	—
Special Mention	—	—	—	—	—	50	—	—
Substandard	—	—	—	1,169	7	—	—	—
Total Small Business Administration	$110,121	$1,067	$3,590	$4,469	$2,558	$1,675	$—	$—
Taxi Medallions
Substandard	$—	$—	$—	$—	$—	$2,318	$—	$—
Total Taxi Medallions	$—	$—	$—	$—	$—	$2,318	$—	$—
Other
Pass	$—	$—	$—	$—	$—	$136	$99	$—
Total Other	$—	$—	$—	$—	$—	$136	$99	$—

Total Loans	$591,683	$913,660	$972,833	$736,161	$651,192	$1,841,327	$212,208	$22,334

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $86.2 million and $282.5 million, respectively, at September 30, 2020.

The following table presents types of collateral-dependent loans by class of loans as of September 30, 2020:

	Collateral Type
(In thousands)	Real Estate	Business Assets
Multi-family residential	$2,723	$—
Commercial real estate	6,045	—
One-to-four family - mixed-use property	1,704	—
One-to-four family - residential	5,922	—
Small Business Administration	—	1,169
Commercial business and other	—	4,996
Taxi Medallion	—	2,318
Total	$16,394	$8,483

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

At September 30, 2020, allowance for off-balance-sheet credit losses is $1.6 million, which is included the “Other liabilities” on the Consolidated Statements of Financial Condition. During the three and nine months ended September 30, 2020, the Company has $0.3 million and $1.0 million, respectively, in credit loss expense for off-balance-sheet items, which is included in the “Other operating expense” on the Consolidated Statements of Income.

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2020 and December 31, 2019, the Bank did not have any loans held for sale.

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer. Additionally, at times the Company may sell participating interests in performing loans. There were no loan sales for three months ended September 30, 2020.

The following tables show loans sold during the period indicated:

	For the three months ended September 30, 2019
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$700	$—	$204
Commercial business and other	1	3,248	—	—
Total	2	$3,948	$—	$204

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2020
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42

	For the nine months ended September 30, 2019
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	3	$1,465	$—	$267
One-to-four family - mixed-use property	1	405	(1)	—
Commercial real estate	1	$3,248	$—	$—
Total	5	$5,118	$(1)	$267
Performing loans
Small Business Administration	3	$2,069	$—	$114
Total	3	$2,069	$—	$114

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Other Real Estate Owned

The following table shows changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Balance at beginning of period	$208	$239	$239	$—
Acquisitions	—	—	—	239
Reductions to carrying value	—	—	(31)	—
Sales	(208)	—	(208)	—
Balance at end of period	$—	$239	$—	$239

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Gross gains	$—	$—	$—	$—
Gross losses	(5)	—	(5)	—
Write-down of carrying value	—	—	(31)	—
Total income	$(5)	$—	$(36)	$—

Included within net loans as of September 30, 2020 and December 31, 2019 were $6.1 million and $6.6 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

8.     Leases

The Company has 22 operating leases for branches (including headquarters) and office spaces, nine operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from two months to 15 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

During the third quarter of 2020, the Company entered into one new branch lease, which is expected to open in the fourth quarter of 2020. Additionally, the Company executed an extension for one of its current branches and reduced office space at another location.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right-Of-Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense totaled $1.9 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for each of the three month periods ended September 30, 2020 and 2019. The Company’s operating lease expense totaled $5.7 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for each of the nine month periods ended September 30, 2020 and 2019.

The Company has one agreement that qualifies as a short-term lease with expense totaling approximately $34,000 for each of the three month periods ended September 30, 2020 and 2019 and approximately $102,000 for each of the nine month periods ended September 30, 2020 and 2019, included in Professional services on the Consolidated Statements of Income. The Company has $0.3 million and $0.2 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for the three months ended September 30, 2020 and 2019, respectively. The Company has $0.8 million and $0.6 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the weighted-average remaining lease term for our operating leases is approximately eight years and the weighted average discount rate is 3.6%. At September 30, 2020, the Company is evaluating the lease portfolio to assess present and future contracts, including but not limited to, real estate, vehicles and equipment.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019

Operating lease ROU assets	$42,326	$41,254

Operating lease liabilities	$49,737	$49,367

Weighted-average remaining lease term-operating leases	8.2 years	8.0 years
Weighted average discount rate-operating leases	3.6%	3.8%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

	For the three months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019

Lease Cost
Operating lease cost	$1,895	$1,891
Short-term lease cost	34	34
Variable lease cost	281	267
Total lease cost	$2,210	$2,192

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,101	$2,002
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,772	$1,253

	For the nine months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019

Lease Cost
Operating lease cost	$5,676	$5,676
Short-term lease cost	102	102
Variable lease cost	832	757
Total lease cost	$6,610	$6,535

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,283	$6,052
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,822	$1,295

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of September 30, 2020:

Minimum Rental
(In thousands)
Years ended December 31:
2020	$1,715
2021	7,739
2022	7,491
2023	7,612
2024	7,650
Thereafter	24,935
Total minimum payments required	57,142
Less: Implied interest	7,405
Total lease obligations	$49,737

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Stock-Based Compensation

On January 31, 2019, the Board of Directors approved a 2019 long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of September 30, 2020, PRSU’s granted in 2020 are being accrued at target and PRSU’s granted in 2019 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

For the three months ended September 30, 2020 and 2019, the Company’s net income, as reported, included $0.9 million and $1.2 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.2 million and $0.2 million of income tax benefits, respectively, related to the stock-based compensation plans. For the nine months ended September 30, 2020 and 2019, the Company’s net income, as reported, included $4.3 million and $6.5 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.0 million and $1.5 million of income tax benefits, respectively, related to the stock-based compensation plans.

During the three months ended September 30, 2020, and 2019, the Company did not grant any RSU awards. During the three months ended September 30, 2020, the Company did not grant any PRSU awards. During the three months ended September 30, 2019, the Company granted 8,260 in PRSU awards. During the nine months ended September 30, 2020 and 2019, the Company granted 172,728 and 263,574 in RSU awards, respectively. During the nine months ended September 30, 2020 and 2019, the Company granted 72,143 and 66,130 in PRSU awards, respectively. The Company has not granted stock options since 2009 and at September 30, 2020, had none outstanding.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s RSU and PRSU awards at or for the nine months ended September 30, 2020:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2019	428,295	$24.42	34,186	$22.38
Granted	172,728	19.66	72,143	20.38
Vested	(241,246)	22.38	(35,149)	20.54
Forfeited	(5,545)	24.62	—	—
Non-vested at September 30, 2020	354,232	$23.48	71,180	$21.26
Vested but unissued at September 30, 2020	217,642	$23.26	62,515	$21.35

As of September 30, 2020, there was $6.3 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of awards vested for the three months ended September 30, 2020 and 2019 was $0.2 million and $0.7 million, respectively. The total fair value of awards vested for the nine months ended September 30, 2020 and 2019 was $5.2 million and $6.9

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2020:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2019	109,226	$21.61
Granted	10,392	14.58
Distributions	(890)	11.73
Outstanding at September 30, 2020	118,728	$10.52
Vested at September 30, 2020	118,677	$10.52

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. The total fair value of the distributions from the Phantom Stock Plan was $3,000 and less than $1,000 for the three months ended September 30, 2020 and 2019, respectively.

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $1.2 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. The total fair value of the distributions from the Phantom Stock Plan was less than $10,000 and $23,000 for the nine months ended September 30, 2020 and 2019, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Employee Pension Plan:
Interest cost	$163	$199	$489	$597
Amortization of actuarial loss	111	68	333	201
Expected return on plan assets	(257)	(272)	(771)	(816)
Net employee pension expense (benefit)	$17	$(5)	$51	$(18)

Outside Director Pension Plan:
Service cost	$4	$10	$11	$30
Interest cost	16	21	48	63
Amortization of actuarial gain	(14)	(35)	(41)	(105)
Amortization of past service liability	—	—	—	—
Net outside director pension expense (benefit)	$6	$(4)	$18	$(12)

Other Postretirement Benefit Plans:
Service cost	$69	$70	$206	$210
Interest cost	64	85	194	255
Amortization of past service credit	(21)	(22)	(64)	(64)
Net other postretirement expense	$112	$133	$336	$401

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2019 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2020. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2020, the Company had contributed $108,000 to the Outside Director Pension Plan and $59,000 in contributions were made to the Other Postretirement Benefit Plans. As of September 30, 2020, the Company has not revised its expected contributions for the year ending December 31, 2020.

11.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2020, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.5 million and $38.3 million, respectively. At December 31, 2019, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $44.4 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and nine months ended September 30, 2020 and 2019.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(In thousands)	2020	2019	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Mortgage-backed securities	$672	$772	$(1)	$—	$1	$2
Other securities	13,841	13,548	83	107	120	470
Borrowed funds	38,287	44,384	(2,897)	(599)	5,086	(2,353)
Net gain (loss) from fair value adjustments (1)(2)			$(2,815)	$(492)	$5,207	$(1,881)
(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $0.6 million and ($1.6) million for the three months ended September 30, 2020 and 2019, respectively, from the change in the fair value of interest rate swaps.
(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $3.2 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2020 and December 31, 2019. The fair value of borrowed funds includes accrued interest payable of $0.1 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively.

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

Level 1 – when quoted market prices are available in an active market. At September 30, 2020 and December 31, 2019, Level 1 included one mutual fund.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2020 and December 31, 2019, Level 2 included mortgage-backed securities, CLO’s, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2020 and December 31, 2019, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at September 30, 2020 and December 31, 2019:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2020	2019	2020	2019	2020	2019	2020	2019

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed Securities	$—	$—	$386,235	$523,849	$—	$—	$386,235	$523,849
Other securities	12,691	12,216	220,881	235,103	1,149	1,332	234,721	248,651
Interest rate swaps	—	—	416	2,352	—	—	416	2,352

Total assets	$12,691	$12,216	$607,532	$761,304	$1,149	$1,332	$621,372	$774,852

Liabilities:
Borrowings	$—	$—	$—	$—	$38,287	$44,384	$38,287	$44,384
Interest rate swaps	—	—	69,595	19,653	—	—	69,595	19,653

Total liabilities	$—	$—	$69,595	$19,653	$38,287	$44,384	$107,882	$64,037

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	September 30, 2020		September 30, 2019
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)

Beginning balance	$1,068	$35,570	$1,303	$43,414
Net (loss) gain from fair value adjustment of financial assets (1)	82	—	15	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	2,897	—	599
Decrease in accrued interest receivable	(1)	—	—	—
Decrease in accrued interest payable	—	(19)	—	(15)
Change in unrealized gains included in other comprehensive income	—	(161)	—	(88)
Ending balance	$1,149	$38,287	$1,318	$43,910

Changes in unrealized gains held at period end	$—	2,384	—	1,513
(1)	Totals in the table above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

	For the nine months ended
	September 30, 2020		September 30, 2019
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,332	$44,384	$1,256	$41,849
Net (loss) gain from fair value adjustment of financial assets (1)	(180)	—	64	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(5,086)	—	2,353
Decrease in accrued interest receivable	(3)	—	(2)	—
Decrease in accrued interest payable	—	(104)	—	(27)
Change in unrealized gains included in other comprehensive income	—	(907)	—	(265)
Ending balance	$1,149	$38,287	$1,318	$43,910

Changes in unrealized gains held at period end	$—	2,384	—	1,513
(1)	Totals in the table above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

During the three and nine months ended September 30, 2020 and 2019, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,149	Discounted cash flows	Discount rate	n/a	5.0%

Liabilities:

Junior subordinated debentures	$38,287	Discounted cash flows	Discount rate	n/a	5.0%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,332	Discounted cash flows	Discount rate	n/a	4.2%

Liabilities:

Junior subordinated debentures	$44,384	Discounted cash flows	Discount rate	n/a	4.2%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2020 and December 31, 2019, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at September 30, 2020 and December 31, 2019:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2020	2019	2020	2019	2020	2019	2020	2019

	(In thousands)
Assets
Non-accrual loans	$—	$—	$—	$—	$4,167	$1,081	$4,167	$1,081
Other real estate owned	—	—	—	—	—	239	—	239

Total assets	$—	$—	$—	$—	$4,167	$1,320	$4,167	$1,320

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$2,112	Sales approach	Reduction for planned expedited disposal	(100.0%) to 15.0%	(74.0%)

Non-accrual loans	$2,055	Discounted Cash flow	Discount Rate	4.3% to 6.4%	5.1%
			Probability of Default	20.0% to 35.0%	29.0%

	At December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$809	Discounted Cash flow	Discount Rate	6.4%	6.4%
			Probability of Default	20.0%	20.0%

Impaired loans	$272	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	(10.0%) to 15.0%	2.5%
			Capitalization Rate	9.5%	9.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Other real estate owned	$239	Sales approach	Reduction for planned expedited disposal	0.5% to 12.5%	6.5%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019.

The methods and assumptions used to estimate fair value at September 30, 2020 and December 31, 2019 are as follows:

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

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$75,560	$75,560	$75,560	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,919	9,198	—	9,198	—
Other securities	50,654	53,268	—	—	53,268
Securities available for sale
Mortgage-backed securities	386,235	386,235	—	386,235	—
Other securities	234,721	234,721	12,691	220,881	1,149
Loans	5,941,398	6,030,154	—	—	6,030,154
FHLB-NY stock	57,119	57,119	—	57,119	—
Accrued interest receivable	36,068	36,068	1	1,473	34,594
Interest rate swaps	416	416	—	416	—

Liabilities:
Deposits	$4,963,495	$4,970,920	$3,911,851	$1,059,069	$—
Borrowings	1,323,975	1,333,147	—	1,294,860	38,287
Accrued interest payable	6,111	6,111	—	6,111	—
Interest rate swaps	69,595	69,595	—	69,595	—

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

12.     Derivative Financial Instruments

At September 30, 2020 and December 31, 2019, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for four purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at September 30, 2020 and December 31, 2019; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $318.6 million and $326.0 million at September 30, 2020 and December 31, 2019, respectively; 3) to facilitate risk management strategies for our loan customers with $41.2 million of swaps outstanding, which include $20.6 million with customers and $20.6 million were from bank counterparties at September 30, 2020 and 4) to mitigate exposure to rising interest rates on certain short-term advances totaling $1,021.5 million and $541.5 million at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At September 30, 2020 and December 31, 2019, derivatives with a combined notional amount of $59.2 million and $18.0 million, respectively, were not designated as hedges. At September 30, 2020 and December 31, 2019, derivatives with a combined notional amount of $318.6 million and $326.0 million, respectively, were designated as fair value hedges. At September 30, 2020 and December 31, 2019, derivatives with a combined notional amount of $1,021.5 million and $541.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended September 30, 2020 and 2019, $1.4 million and $0.4 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense. During the nine months ended September 30, 2020 and 2019, $2.1 million and $1.3 million,

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

respectively, were reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of the accumulated comprehensive income (loss) into earnings is $2.9 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	September 30, 2020		December 31, 2019
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)

	(In thousands)
Interest rate swaps (fair value hedge)	$—	$—	$139,960	$2,352
Interest rate swaps (non-hedge)	20,600	416	—	—
Interest rate swaps (fair value hedge)	318,569	(34,078)	186,009	(7,769)
Interest rate swaps (cash flow hedge)	1,021,500	(28,527)	541,500	(8,350)
Interest rate swaps (non-hedge)	38,600	(6,990)	18,000	(3,534)
Total derivatives	$1,399,269	$(69,179)	$885,469	$(17,301)
(1)Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the nine months ended
		September 30,		September 30,
(In thousands)	Affected Line Item in the Statement Where Net income is Presented	2020	2019	2020	2019
Financial Derivatives:
	Other interest expense	$(132)	$(38)	$(298)	$(87)
	Net gain (loss) from fair value adjustments	590	(1,632)	(3,220)	(4,279)
Interest rate swaps (non-hedge)		458	(1,670)	(3,518)	(4,366)

Interest rate swaps (fair value hedge)	Interest and fees on loans	(1,158)	(1,041)	(4,863)	(1,833)

Interest rate swaps (cash flow hedge)	Other interest expense	(2,511)	301	(4,057)	1,362

Net loss		$(3,211)	$(2,410)	$(12,438)	$(4,837)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

September 30, 2020
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$416	$—	$416	$—	$—	$416

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$69,595	$—	$69,595	$73,812	$450	$(4,667)

December 31, 2019
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$2,352	$—	$2,352	$—	$—	$2,352

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$19,653	$—	$19,653	$19,265	$—	$388

13.     Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Company’s trusts, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal income tax return as a real estate investment trust. Additionally, the Bank files New Jersey State tax returns. As of September 30, 2020, the Company is undergoing examination for its New York State income tax returns for 2014, 2015 and 2016 and its New York City income tax return for 2015, 2016 and 2017.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Income tax provisions are summarized as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
(In thousands)
Federal:
Current	$4,626	$3,578	$11,290	$9,354
Deferred	(1,267)	(1,121)	(2,635)	(1,973)
Total federal tax provision	3,359	2,457	8,655	7,381
State and Local:
Current	1,491	1,345	2,975	2,518
Deferred	(361)	(1,266)	(1,539)	(1,804)
Total state and local tax provision	1,130	79	1,436	714
Total income tax provision	$4,489	$2,536	$10,091	$8,095

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.     Accumulated Other Comprehensive Income (Loss):

The following tables sets forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended September 30, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(2,708)	$(21,473)	$(878)	$1,537	$(23,522)

Other comprehensive income before reclassifications, net of tax	3,185	937	—	111	4,233

Amounts reclassified from accumulated other comprehensive income, net of tax	—	929	52	—	981

Net current period other comprehensive income, net of tax	3,185	1,866	52	111	5,214

Ending balance, net of tax	$477	$(19,607)	$(826)	$1,648	$(18,308)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended September 30, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(3,815)	$(6,132)	$(1,658)	$989	$(10,616)

Other comprehensive income before reclassifications, net of tax	(475)	(1,664)	—	61	(2,078)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	(282)	7	—	(275)

Net current period other comprehensive income (loss), net of tax	(475)	(1,946)	7	61	(2,353)

Ending balance, net of tax	$(4,290)	$(8,078)	$(1,651)	$1,050	$(12,969)

	For the nine months ended September 30, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

Other comprehensive income before reclassifications, net of tax	4,397	(15,215)	—	627	(10,191)

Amounts reclassified from accumulated other comprehensive income, net of tax	62	1,471	157	—	1,690

Net current period other comprehensive income (loss), net of tax	4,459	(13,744)	157	627	(8,501)

Ending balance, net of tax	$477	$(19,607)	$(826)	$1,648	$(18,308)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2019
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	11,349	(10,914)	—	184	619

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10	(868)	22	—	(836)

Net current period other comprehensive income, net of tax	11,359	(11,782)	22	184	(217)

Ending balance, net of tax	$(4,290)	$(8,078)	$(1,651)	$1,050	$(12,969)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended September 30, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps	$(1,352)		Other interest expense
	423		Provision for income taxes
	$(929)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(97)	(1)	Other operating expense
Prior service credits	21	(1)	Other operating expense
	(76)		Total before tax
	24		Provision for income taxes
	$(52)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2019
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Cash flow hedges:
Interest rate swaps	$409		Other interest expense
	(127)		Provision for income taxes
	$282		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(33)	(1)	Other operating expense
Prior service credits	22	(1)	Other operating expense
	(11)		Total before tax
	4		Provision for income taxes
	$(7)		Net of tax

For the nine months ended September 30, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized losses on available for sale securities	$(91)		Net loss on sale of securities
	29		Provision for income taxes
	$(62)		Net of tax
Cash flow hedges:
Interest rate swaps	$(2,140)		Other interest expense
	669		Tax benefit
	$(1,471)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(292)	(1)	Other operating expense
Prior service credits	64	(1)	Other operating expense
	(228)		Total before tax
	71		Provision for income taxes
	$(157)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2019
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$(15)		Net loss on sale of securities
	5		Provision for income taxes
	$(10)		Net of tax

Cash flow hedges:
Interest rate swaps	$1,257		Other interest expense
	(389)		Provision for income taxes
	$868		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(96)	(1)	Other operating expense
Prior service credits	64	(1)	Other operating expense
	(32)		Total before tax
	10		Provision for income taxes
	$(22)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 (“Pension and Other Postretirement Benefit Plans”) for additional information.

15.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of September 30, 2020, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.50%. The CCB for the Bank at September 30, 2020 was 5.54%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$694,041	9.93%	$680,749	9.65%
Requirement to be well capitalized	349,453	5.00	352,581	5.00
Excess	344,588	4.93	328,168	4.65

Common Equity Tier I risk-based capital:
Capital level	$694,041	12.88%	$680,749	13.02%
Requirement to be well capitalized	350,156	6.50	339,944	6.50
Excess	343,885	6.38	340,805	6.52

Tier 1 risk-based capital:
Capital level	$694,041	12.88%	$680,749	13.02%
Requirement to be well capitalized	430,962	8.00	418,393	8.00
Excess	263,079	4.88	262,356	5.02

Total risk-based capital:
Capital level	$729,160	13.54%	$702,500	13.43%
Requirement to be well capitalized	538,702	10.00	522,991	10.00
Excess	190,458	3.54	179,509	3.43

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2020, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at September 30, 2020 was 5.71%.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$630,380	9.03%	$615,500	8.73%
Requirement to be well capitalized	349,174	5.00	352,581	5.00
Excess	281,206	4.03	262,919	3.73

Common Equity Tier I risk-based capital:
Capital level	$593,344	11.02%	$572,651	10.95%
Requirement to be well capitalized	349,826	6.50	339,929	6.50
Excess	243,518	4.52	232,722	4.45

Tier 1 risk-based capital:
Capital level	$630,380	11.71%	$615,500	11.77%
Requirement to be well capitalized	430,555	8.00	418,374	8.00
Excess	199,825	3.71	197,126	3.77

Total risk-based capital:
Capital level	$740,499	13.76%	$712,251	13.62%
Requirement to be well capitalized	538,194	10.00	522,967	10.00
Excess	202,305	3.76	189,284	3.62

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

16.     Subsequent Events

Effective close of business October 31, 2020, Flushing Financial Corporation completed its acquisition of Empire Bancorp, Inc. based in Islandia, NY. At the time of the merger, each outstanding share of Empire Bancorp., Inc. was converted into the right to receive $14.04 per share payable in in cash or 0.6548 shares of Flushing Financial Corporation common stock with total consideration consisting 50% in stock and 50% in cash.

Since the closing date of the acquisition occurred after the end of the period covered by this Quarterly Report on Form 10-Q, the Company's unaudited consolidated financial statements included do not reflect the consummation of acquisition. The fair value of the total consideration transferred in the acquisition totaled $87.5 million that consisted of $54.8 million in cash and 2,557,286 shares of Flushing Financial Corporation common stock for all outstanding stock of Empire Bancorp., Inc., which resulted in 100% ownership interest. The Company is still evaluating the fair values of the assets and liabilities assumed in the Empire Bancorp., Inc. acquisition.

Merger-related expenses totaling $1.5 million were recorded in the nine months ended September 30, 2020. At September 30, 2020, Empire Bancorp, Inc. reported total loans of $672.3 million and total deposits of $803.0 million and operated 4 branch locations on Long Island.

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

Overview

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

Legislative Developments

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

During these tumultuous times, we are actively assisting our customers by providing short-term forbearances in the form of deferrals of interest, principal and/or escrow for terms ranging from one to twelve months. At September 30, 2020, we have 509 active forbearances for loans with an aggregate outstanding loan balance of approximately $846.2 million resulting in total deferment of $28.4 million in principal, interest and escrow. Given the pandemic and current economic environment, we continue to work with our customers to modify loans. We actively participated in the PPP, closing $111.6 million of these loans through September 30, 2020. We are one of nine banks in the State of New York participating in the Main Street Lending Program. We are also a proud participant in the FHLBNY Small Business Recovery Grant Program, helping our customers and communities navigate through the current environment.

Impact on Our Financial Statements and Results of operations

Financial institutions are dependent upon the ability of their loan customers to meet their loan obligations and the availability of their workforce and vendors. Early in the second quarter of 2020,  shelter-at-home mandates and other remediation from the COVID-19 pandemic were enacted. The pandemic and these remediation measures have directly impacted the communities we serve, where commercial activity decreased significantly. As of September 30, 2020, that commercial activity had improved but not returned to pre-pandemic levels. This continuing impact on commercial activity may have continuing adverse results, including on our customers’ ability to meet their obligations to us.

In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors in the communities we serve, which may negatively impact the demand for loans and other services we offer. However, the Company’s capital and financial resources have not been materially impacted by the pandemic, as our results of operations depend primarily on net interest income, which benefited from the actions taken by the Federal Reserve to counteract the negative economic impact of the pandemic. Future operating results and near-and-long-term financial condition are subject to significant uncertainty. Our funding sources have not changed significantly and we expect to continue to be able to timely service our debts and its obligations.

The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming that CARES Act criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms. The Company was quick to respond to the pandemic with new health and safety measures, including social distancing, appointment banking and expansion of our remote capabilities. Our staff responded to these changes in a superb fashion and continue to provide our customers with excellent service. Today our staff is returning to work with A and B schedules to maintain social distancing. On any given day, as many as 85% of staff have the capability to work from home. The Federal Reserve’s dramatic 150 basis point drop in rates provided the country with much needed liquidity to counteract the negative economic effects of the pandemic.

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

During the three months ended September 30, 2020, we reported net income of $14.3 million, or $0.50 per diluted common share.  We successfully executed on our strategic objective to manage our cost of funds and improve funding mix. We achieved record net interest income for the second consecutive quarter as a result of the cost of funds decreasing 10 basis points from the previous quarter with additional opportunity to further reduce funding costs in the fourth quarter. Adding to the reduction of cost of funds in the third quarter, non-interest bearing deposits increased 4% while the net interest margin expanded 13 basis points from the previous quarter.

Given the current economic environment at the end of the quarter, we adjusted our economic forecast in our current expected credit loss (“CECL”) model resulting in a provision for credit losses of $2.5 million, or $0.07 per diluted share, after-tax. At September 30, 2020 our allowance for credit losses stands at 65 basis points of gross loans and 155% of non-performing loans. CECL requires consideration of a broader range of information in order to update expected credit losses to capture life of loan and held-to-maturity debt securities estimated losses. These losses are estimated using historical loss experience, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported amount.

During the three months ended September 30, 2020, the yield on interest-earning assets increased three basis points, while the cost of interest-bearing liabilities decreased 11 basis points from the three months ended June 30, 2020, which resulted in an increase of 13 bps in net interest margin to 3.00% from 2.87% in the same period. This improvement in the net interest margin resulted in our net interest income increasing $1.2 million to a record $49.9 million for the three months ended September 30, 2020 from $48.7 million for the three months ended June 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Non-performing assets at the end of the quarter were 35 basis points of total assets. Our loan portfolio is 88% collateralized by real estate with an average loan to value of less than 40%. Despite the current economic environment due to COVID-19, we have a long history and foundation built upon disciplined underwriting, good credit quality and a resilient seasoned loan portfolio with strong asset protection. Net charge-offs totaled $0.8 million for the three months ended September 30, 2020, primarily due to taxi medallion loans. The average loan-to-value on our non-performing real estate loans at September 30, 2020 remained conservative at approximately 30.6%.

The Bank and Company remain well capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 15 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

General. Net income for the three months ended September 30, 2020 was $14.3 million, an increase of $3.6 million, or 33.6%, compared to $10.7 million for the three months ended September 30, 2019. Diluted earnings per common share were $0.50 for the three months ended September 30, 2020, an increase of $0.13, or 35.1%, from $0.37 for the three months ended September 30, 2019.

Return on average equity increased to 9.9% for the three months ended September 30, 2020 from 7.6% for the three months ended September 30, 2019. Return on average assets increased to 0.8% for the three months ended September 30, 2020 from 0.6% for the three months ended September 30, 2019.

Interest Income. Interest and dividend income decreased $5.5 million, or 7.9%, to $63.9 million for the three months ended September 30, 2020 from $69.4 million for the three months ended September 30, 2019. The decrease in interest income was primarily attributable to a decrease in the yield of average interest earning assets of 38 basis points, partially offset by an increase of $86.4 million in the average balance of interest-earning assets to $6,675.9 million for the three months ended September 30, 2020 from $6,589.5 million for the comparable prior year period. The decrease in the yield on interest-earning assets was primarily due to decreases of 36 basis points and 93 basis points in the yield of total loans and taxable securities, respectively, partially offset by an improvement in asset mix, as the average balance of higher yielding total loans increased $258.5 million, while the average balance of lower yielding taxable securities decreased $161.9 million. The decrease of 36 basis points in the yield on the total loans, net, was primarily due to loans being both originated and repriced at lower rates. The decrease in the yield of securities was primarily due to higher yielding securities replaced by lower yielding securities. Excluding prepayment penalty income from loans and securities, recovered interest from loans and net gains from fair value adjustments on qualifying hedges, the yield on total loans, net, would have decreased 42 basis points to 3.98% for the three months ended September 30, 2020 from 4.40% for the three months ended September 30, 2019.

Interest Expense. Interest expense decreased $16.5 million, or 54.0%, to $14.0 million for the three months ended September 30, 2020 from $30.4 million for the three months ended September 30, 2019. The decrease in interest expense was primarily due to a decrease of 109 basis points in the average cost of interest-bearing liabilities to 0.98% for the three months ended September 30, 2020 from 2.07% for the three months ended September 30, 2019, coupled with a decrease of $145.8 million in the average balance of interest-bearing liabilities to $5,731.9 million for the three months ended September 30, 2020 from $5,877.7 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s quick response to the Federal Reserve lowering rates.

Net Interest Income. Net interest income for the three months ended September 30, 2020 was $49.9 million, an increase of $11.0 million, or 28.2%, from $38.9 million for the three months ended September 30, 2019. The increase in net interest income was primarily due to an increase of 63 basis points in the net interest margin to 3.00% for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. Included in net interest income was prepayment penalty income from loans and securities totaling $1.4 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, recovered interest from non-accrual loans totaling $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and net gains (losses) from fair value adjustments on

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

qualifying hedges totaling $0.2 million and ($1.3) million for three months ended September 30, 2020 and 2019, respectively. Excluding prepayment penalty income, recovered interest, and net losses from fair value adjustment on qualifying hedges, the net interest margin for the three months ended September 30, 2020 was 2.89%, an increase of 56 basis points, from to 2.33% for the three months ended September 30, 2019.

Provision for Credit Losses. During the three months ended September 30, 2020, a provision for credit losses was recorded totaling $2.5 million, compared to $0.7 million for the three months ended September 30, 2019. The provision was primarily the result of economic deterioration resulting from the impact of COVID-19. During the three months ended September 30, 2020, the Bank recorded net charge-offs totaling $0.8 million, while non-accrual loans increased $12.0 million to $24.8 million from $12.8 million at December 31, 2019. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.6% at September 30, 2020. The Bank continues to maintain conservative underwriting standards. See “Allowance for Credit Losses” below, Note 5 (“Loans”) and Note 17 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income. Non-interest income for the three months ended September 30, 2020 was $1.4 million, an increase of $0.3 million from the prior year comparable period primarily due to increase in other fee income of $0.5 million.

Non-Interest Expense. Non-interest expense increased $3.9 million, or 15.1%, to $30.0 million for the three months ended September 30, 2020 from $26.0 million for the three months ended September 30, 2019. The increase in non-interest expense was primarily due to the growth of the Company, coupled with 3Q19 including FDIC small business assessment credit.

Income before Income Taxes. Income before the provision for income taxes increased $5.6 million, or 41.9%, to $18.8 million for the three months ended September 30, 2020 from $13.3 million for the three months ended September 30, 2019 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $4.5 million for the three months ended September 30, 2020, an increase of $2.0 million, or 77.0%, from $2.5 million for the three months ended September 30, 2019. The increase was primarily due to an increase in income before income taxes. The effective tax rate for the three months ended September 30, 2020 was 23.9% compared to 19.1% for the three months ended September 30, 2019.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

General. Net income for the nine months ended September 30, 2020 was $31.2 million, an increase of $2.9 million, or 10.1%, compared to $28.3 million for the nine months ended September 30, 2019. Diluted earnings per common share were $1.08 for the nine months ended September 30, 2020, an increase of $0.09, or 9.1%, from $0.99 for the nine months ended September 30, 2019.

Return on average equity increased to 7.3% for the nine months ended September 30, 2020 from 6.8% for the nine months ended September 30, 2019. Return on average assets was 0.6% for each of the nine months ended September 30, 2020 and 2019.

Interest Income. Interest and dividend income decreased $13.4 million, or 6.4%, to $195.4 million for the nine months ended September 30, 2020 from $208.8 million for the nine months ended September 30, 2019. The decrease in interest income was primarily attributable to a decrease in the yield of average interest earning assets of 38 basis points, partially offset by an increase of $184.5 million in the average balance of interest-earning assets to $6,735.0 million for the nine months ended September 30, 2020 from $6,550.5 million for the comparable prior year period. The decrease in the yield on interest-earning assets was primarily due to decreases of 34 basis points and 84 basis points in the yield of total loans and taxable securities, respectively, partially offset by an improvement in asset mix, as the average balance of higher yielding total loans increased $296.4 million, while the average balance of lower yielding taxable securities decreased $115.1 million. The decrease of 34 basis points in the yield on the total loans, net, was primarily due to loans being both

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

originated and repriced at lower rates. The decrease in the yield of securities was primarily due to higher yielding securities replaced by lower yielding securities. Excluding prepayment penalty income, recovered interest from loans and net losses from fair value adjustments on qualifying hedges, the yield on total loans, net, would have decreased 32 basis points to 4.10% for the nine months ended September 30, 2020 from 4.42% for the nine months ended September 30, 2019.

Interest Expense. Interest expense decreased $32.1 million, or 36.5%, to $55.9 million for the nine months ended September 30, 2020 from $88.0 million for the nine months ended September 30, 2019. The decrease in interest expense was primarily due to a decrease of 74 basis points in the average cost of interest-bearing liabilities to 1.27% for the nine months ended September 30, 2020 from 2.01% for the nine months ended September 30, 2019, partially offset by an increase of $26.7 million in the average balance of interest-bearing liabilities to $5,865.0 million for the nine months ended September 30, 2020 from $5,838.3 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s quick response to the Federal Reserve lowering rates.

Net Interest Income. Net interest income for the nine months ended September 30, 2020 was $139.5 million, an increase of $18.7 million, or 15.5%, from $120.8 million for the nine months ended September 30, 2019. The increase in net interest income was primarily due to an increase of 30 basis points in the net interest margin to 2.77% for the nine months ended September 30, 2020 compared to 2.47% for the nine months ended September 30, 2019. Included in net interest income was prepayment penalty income from loans and securities totaling $2.9 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively, recovered interest from non-accrual loans totaling $0.6 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively, and net losses from fair value adjustments on qualifying hedges totaling $2.2 million and $2.7 million for nine months ended September 30, 2020 and 2019, respectively. Excluding prepayment penalty income, recovered interest, and net losses from fair value adjustment on qualifying hedges, the net interest margin for the nine months ended September 30, 2020 was 2.74%, an increase of 32 basis points, from to 2.42% for the nine months ended September 30, 2019.

Provision for Credit Losses. During the nine months ended September 30, 2020, a provision for credit losses was recorded totaling $19.3 million, compared to $3.1 million for the nine months ended September 30, 2019. The provision was primarily the result of economic deterioration resulting from the impact of COVID-19. During the nine months ended September 30, 2020, the Bank recorded net charge-offs totaling $3.0 million, while non-accrual loans increased $12.0 million to $24.8 million from $12.8 million at December 31, 2019. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.6% at September 30, 2020. The Bank continues to maintain conservative underwriting standards. See “Allowance for Credit Losses” below, Note 5 (“Loans”) and Note 17 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2020 was $12.2 million, an increase of $7.8 million from the prior year comparable period. The increase in non-interest income was primarily due to an increase of $8.1 million in net gains from fair value adjustments and life insurance proceeds of $0.6 million for nine months ended September 30, 2020, partially offset by net gain on sale of asset totaling $0.8 million recorded during the nine months ended September 30, 2019. The increase in net gains was primarily due to net gains recorded on our junior subordinated debentures, as credit spreads had widened due to the COVID-19 crisis.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2020 was $91.1 million, an increase of $5.5 million, or 6.4% from $85.6 million for the prior year comparable period. The increase in non-interest expense was primarily due to the growth of the Company coupled with the prior comparable period including FDIC small business assessment credit.

Income before Income Taxes. Income before the provision for income taxes increased $4.9 million, or 13.3%, to $41.3 million for the nine months ended September 30, 2020 from $36.4 million for the nine months ended September 30, 2019 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2020 was $10.1 million, an increase of $2.0 million or 24.7% from $8.1 million for the nine months ended September 30, 2019. The

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

effective tax rate for the nine months ended September 30, 2020 was 24.4% compared to 22.2% for the nine months ended September 30, 2019.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2020 were $7,063.1 million, an increase of $45.3 million, or 0.6%, from $7,017.8 million at December 31, 2019. Total loans, net increased $152.6 million, or 2.7%, during the nine months ended September 30, 2020, to $5,903.1 million from $5,750.5 million at December 31, 2019. Loan originations and purchases were $688.1 million for the nine months ended September 30, 2020, a decrease of $204.5 million, or 22.9%, from $892.6 million for the nine months ended September 30, 2019. In response to the COVID-19 pandemic, we have originated $111.6 million of PPP loans. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $394.1 million at September 30, 2020, compared to $324.5 million at December 31, 2019.

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2020	2019	2020	2019
Multi-family residential (1)	$33,733	$60,454	$160,705	$143,297
Commercial real estate (2)	26,644	66,648	134,218	123,289
One-to-four family – mixed-use property	3,867	18,167	25,439	47,475
One-to-four family – residential	2,296	7,421	13,383	19,191
Co-operative apartments	—	1,817	704	2,117
Construction (3)	5,420	5,761	14,990	30,377
Small Business Administration (4)	18,456	121	111,754	2,705
Commercial business and other (5)	65,160	237,754	226,895	524,113
Total	$155,576	$398,143	$688,088	$892,564
(1)	Includes purchases of $3.1 million for the nine months ended September 30, 2020.
(2)	Includes purchases of $30.0 million for nine months ended September 30, 2020.
(3)	Includes purchases of $1.2 million and $4.6 million for the three and nine months ended September 30, 2020, respectively. Includes purchases of $0.9 million and $16.9 million for the three and nine months ended September 30, 2019, respectively.
(4)	Includes $18.4 million and $111.6 million of PPP loans for the three and nine months ended September 30, 2020, respectively.
(5)	Includes purchases of $19.5 million and $95.2 million for the three and nine months ended September 30, 2020, respectively. Includes purchases of $77.3 million and $176.8 for the three and nine months ended September 30, 2019, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the nine months ended September 30, 2020 had an average loan-to-value ratio of 45.3% and an average debt coverage ratio of 184%.

The Bank’s non-performing assets totaled $24.8 million at September 30, 2020, an increase of $11.3 million, or 83.5%, from $13.5 million at December 31, 2019. Total non-performing assets as a percentage of total assets were 0.35% at September 30, 2020 compared to 0.19% at December 31, 2019. The ratio of allowance for loan losses to total non-performing loans was 154.7% at September 30, 2020 and 164.1% at December 31, 2019.

During the nine months ended September 30, 2020, mortgage-backed securities decreased $137.6 million, or 25.9%, to $394.2 million from $531.8 million at December 31, 2019. The decrease in mortgage-backed securities during the nine months ended September 30, 2020 was primarily due to the sale of securities totaling $130.8 million, that at the time of sale, due to increased prepayment speeds, had a negative weighted average book yield and principal repayments of $142.3

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

million, partially offset by purchase of securities totaling $130.2 million at an average rate of 1.84% and an increase in the fair value of $8.1 million.

During the nine months ended September 30,, 2020, other securities, decreased $14.6 million, or 4.9%, to $285.0 million from $299.6 million at December 31, 2019. The decrease in other securities during the nine months ended September 30, 2020, was primarily due to the calls totaling $12.6 million coupled with a decrease in the fair value of other securities of $1.5 million. At September 30, 2020 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

Liabilities. Total liabilities were $6,476.7 million at September 30, 2020, an increase of $38.5 million, or 0.6%, from $6,438.1 million at December 31, 2019. During the nine months ended September 30, 2020, due to depositors decreased $115.7 million, or 2.3%, to $4,906.4 million due to a decrease of $386.2 million in certificates of deposit, partially offset by an increase of $270.6 million in non-maturity deposits. The decrease in certificates of deposit was due to management’s decision to allow these deposits to mature and replace with lower cost funding. The increase in non-maturity deposits was due to increases of $339.3 and $172.9 million in NOW and demand deposits accounts, respectively, partially offset by decreases of $210.5 million and $31.2 million in money market accounts and savings accounts, respectively. Included in deposits were brokered deposits totaling $684.3 million, an increase of $295.5 million from $388.8 million at December 31, 2019.  Borrowed funds increased $86.7 million during the nine months ended September 30, 2020. The increase in borrowed funds was primarily due to an increase in wholesale borrowings, partially offset by a decrease in the fair value on junior subordinate debentures.

Equity. Total stockholders’ equity increased $6.7 million, or 1.2%, to $586.4 million at September 30, 2020 from $579.7 million at December 31, 2019. Stockholders’ equity increased due to net income totaling $31.2 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $5.4 million. The increases were partially offset by declaration and payment of dividends on the Company’s common stock of $0.63 per common share totaling $18.2 million, an increase in accumulated comprehensive net loss of $8.5 million combined with the purchase of 142,405 treasury shares, at an average cost of $16.45 per share, totaling $2.3 million and the adoption of CECL totaling $0.9 million. Book value per common share was $20.78 at September 30, 2020 compared to $20.59 at December 31, 2019.

Cash flow. During the nine months ended September 30, 2020, funds provided by the Company’s operating activities amounted to $45.5 million. These funds, combined with $12.8 million from investing activities and $49.8 million available from the beginning of the period were utilized to fund $32.5 million used in financing activities. The Company’s primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the nine months ended September 30, 2020, the net total of loan originations and purchases less loan repayments and sales was $143.6 million. During the nine months ended September 30, 2020, the Company also funded $130.4 million in purchases of securities available for sale. During the nine months ended September 30, 2020, funds were provided by sales, calls, prepayments and maturities of available for sale securities totaling $285.7 million. During the nine months ended September 30, 2020, funds were provided by increases of $240.4 million in proceeds from long-term borrowings, partially offset by decreases in deposit of $103.1 million. The funds were used to repay $147.8 million in long-term borrowings. The Company also used funds of $18.2 million for dividend payments and $3.9 million in purchases of treasury stock during the nine months ended September 30, 2020.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2020. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2020, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2020:

	Projected Percentage Change In		Net Portfolio
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Value Ratio
-200 Basis points	1.07%	1.99%	9.11%
-100 Basis points	2.73	10.68	9.90
Base interest rate	—	—	9.19
+100 Basis points	(5.61)	(14.63)	8.11
+200 Basis points	(10.92)	(22.28)	7.57

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2020				2019
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,721,742	$49,814	4.22%		$4,598,898	$50,462	4.39%
Other loans, net	1,182,309	10,553	3.57		1,046,605	12,363	4.72
Total loans, net (1) (2)	5,904,051	60,367	4.09		5,645,503	62,825	4.45
Taxable securities:
Mortgage-backed securities	413,902	1,928	1.86		574,756	3,765	2.62
Other securities	243,754	1,166	1.91		244,757	1,982	3.24
Total taxable securities	657,656	3,094	1.88		819,513	5,747	2.81
Tax-exempt securities: (3)
Other securities	51,652	557	4.31		65,709	706	4.30
Total tax-exempt securities	51,652	557	4.31		65,709	706	4.30
Interest-earning deposits and federal funds sold	62,537	13	0.08		58,773	259	1.76
Total interest-earning assets	6,675,896	64,031	3.84		6,589,498	69,537	4.22
Other assets	407,132				382,905
Total assets	$7,083,028				$6,972,403
Liabilities and Equity

Deposits:
Savings accounts	$160,100	65	0.16		$194,736	344	0.71
NOW accounts	1,625,109	1,242	0.31		1,347,145	5,654	1.68
Money market accounts	1,461,996	2,108	0.58		1,306,634	6,859	2.10
Certificate of deposit accounts	1,106,355	3,700	1.34		1,573,535	9,321	2.37
Total due to depositors	4,353,560	7,115	0.65		4,422,050	22,178	2.01
Mortgagors' escrow accounts	55,868	(22)	(0.16)		60,084	66	0.44
Total deposits	4,409,428	7,093	0.64		4,482,134	22,244	1.99
Borrowed funds	1,322,471	6,897	2.09		1,395,606	8,196	2.35
Total interest-bearing liabilities	5,731,899	13,990	0.98		5,877,740	30,440	2.07
Non interest-bearing deposits	589,674				400,762
Other liabilities	184,943				129,646
Total liabilities	6,506,516				6,408,148
Equity	576,512				564,255
Total liabilities and equity	$7,083,028				$6,972,403
Net interest income / net interest rate spread (tax equivalent) (3)		$50,041	2.86%			$39,097	2.15%
Net interest-earning assets / net interest margin(tax equivalent)	$943,997		3.00%		$711,758		2.37%
Ratio of interest-earning assets to interest-bearing liabilities			1.16	X			1.12	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.8 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively.
(2)	Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $0.2 million and ($1.3) million for the three months ended September 30, 2020 and 2019, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million in each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the nine months ended September 30,
	2020				2019
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$4,727,094	$148,945	4.20%		$4,602,896	$151,513	4.39%
Other loans, net	1,154,764	33,088	3.82		982,549	35,915	4.87
Total loans, net (1) (2)	5,881,858	182,033	4.13		5,585,445	187,428	4.47
Taxable securities:
Mortgage-backed securities	462,216	7,295	2.10		578,020	12,238	2.82
Other securities	243,782	4,221	2.31		243,071	6,328	3.47
Total taxable securities	705,998	11,516	2.17		821,091	18,566	3.01
Tax-exempt securities: (3)
Other securities	58,464	1,876	4.28		60,010	1,895	4.21
Total tax-exempt securities	58,464	1,876	4.28		60,010	1,895	4.21
Interest-earning deposits and federal funds sold	88,659	325	0.49		83,963	1,286	2.04
Total interest-earning assets	6,734,979	195,750	3.88		6,550,509	209,175	4.26
Other assets	396,871				360,568
Total assets	$7,131,850				$6,911,077
Liabilities and Equity

Deposits:
Savings accounts	$180,829	420	0.31		$200,246	1,053	0.70
NOW accounts	1,495,473	7,989	0.71		1,458,801	18,326	1.67
Money market accounts	1,579,712	12,358	1.04		1,340,841	20,654	2.05
Certificate of deposit accounts	1,186,188	15,031	1.69		1,537,981	26,326	2.28
Total due to depositors	4,442,202	35,798	1.07		4,537,869	66,359	1.95
Mortgagors' escrow accounts	69,427	44	0.08		68,678	181	0.35
Total deposits	4,511,629	35,842	1.06		4,606,547	66,540	1.93
Borrowed funds	1,353,416	20,047	1.97		1,231,760	21,476	2.32
Total interest-bearing liabilities	5,865,045	55,889	1.27		5,838,307	88,016	2.01
Non interest-bearing deposits	533,563				398,085
Other liabilities	163,044				115,476
Total liabilities	6,561,652				6,351,868
Equity	570,198				559,209
Total liabilities and equity	$7,131,850				$6,911,077
Net interest income / net interest rate spread (tax equivalent) (3)		$139,861	2.61%			$121,159	2.25%
Net interest-earning assets / net interest margin(tax equivalent)	$869,934		2.77%		$712,202		2.47%
Ratio of interest-earning assets to interest-bearing liabilities			1.15	X			1.12	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.3 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $2.2 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.4 million for each of the nine month periods ended September 30, 2020 and 2019.

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

	For the nine months ended September 30,
(In thousands)	2020	2019

Mortgage Loans
At beginning of period	$4,677,703	$4,638,784

Mortgage loans originated:
Multi-family residential	157,577	143,297
Commercial real estate	104,213	123,289
One-to-four family – mixed-use property	25,439	47,475
One-to-four family – residential	13,383	19,191
Co-operative apartments	704	2,117
Construction	10,384	13,483
Total mortgage loans originated	311,700	348,852

Mortgage loans purchased:
Multi-family residential	3,128	—
Commercial real estate	30,005	—
Construction	4,606	16,894
Total mortgage loans purchased	37,739	16,894

Less:
Principal and other reductions	289,356	366,197
Sales	498	1,353
Charge-offs	3	—
Loans transferred to OREO	—	239
At end of period	$4,737,285	$4,636,741

Non-Mortgage Loans
At beginning of period	$1,079,232	$897,512
Other loans originated:
Small Business Administration (1)	111,754	2,705
Commercial business	128,079	345,895
Other	3,662	1,409
Total other loans originated	243,495	350,009

Other loans purchased:
Commercial business	95,154	176,809
Total other loans purchased	95,154	176,809

Less:
Principal and other reductions	224,236	303,079
Sales	—	5,213
Charge-offs	3,250	2,379
At end of period	$1,190,395	$1,113,659

(1)	Includes SBA PPP originations totaling $111.6 million for the nine months ended September 30, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

September 30,
(In thousands)	2020
Accrual Status:
Multi-family residential	$1,876
One-to-four family - mixed-use property	1,469
One-to-four family - residential	513
Total	3,858

Non-Accrual Status:
One-to-four family - mixed-use property	275
Commercial business and other	950
Taxi medallion	99
Total	1,324

Total performing troubled debt restructured	$5,182

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

December 31,
(In thousands)	2019
Accrual Status:
Multi-family residential	$1,873
One-to-four family - mixed-use property	1,481
One-to-four family - residential	531
Total	3,885

Non-Accrual Status:
Commercial business and other	941
Taxi medallion	1,668
Total	2,609

Total performing troubled debt restructured	$6,494

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at amortized cost at the period indicated:

September 30,
(In thousands)	2020

Non-accrual loans:
Multi-family residential	2,723
Commercial real estate	2,714
One-to-four family - mixed-use property (1)	1,429
One-to-four family - residential	5,922
Small business administration	1,169
Taxi medallion(1)	2,219
Commercial Business and other (1)	8,328
Total	24,504
Total non-performing loans	24,504
Other non-performing assets:
Other assets acquired through foreclosure	35
Total	35
Total non-performing assets	$24,539

Non-performing assets to total assets	0.35%
Allowance for loan losses to non-performing loans	154.66%

(1) Not included in the above analysis are non-accrual performing mixed-use property loans totaling $0.3 million, non-accrual performing TDR taxi medallion loans totaling $0.1 million at September 30, 2020 and non-accrual performing TDR commercial business loans totaling $1.0 million at September 30, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows non-performing assets at the period indicated:

December 31,
(In thousands)	2019

Loans 90 days or more past due and still accruing:
Multi-family residential	$445
Total	445
Non-accrual loans:
Multi-family residential	2,296
Commercial real estate	367
One-to-four family - mixed-use property	274
One-to-four family - residential	5,139
Small business administration	1,151
Taxi medallion(1)	1,641
Commercial business and other(1)	1,945
Total	12,813
Total non-performing loans	13,258
Other non-performing assets:
Real estate acquired through foreclosure	239
Other assets acquired through foreclosure	35
Total	274
Total non-performing assets	$13,532

Non-performing assets to total assets	0.19%
Allowance for loan losses to non-performing loans	164.05%
(1)	Not included in the above analysis are non-accrual performing TDR taxi medallion loans totaling $1.7 million at December 31, 2019, respectively and non-accrual performing TDR commercial business loans totaling $0.9 million at December 31, 2019, respectively.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2020 and December 31, 2019. The Company did not hold any criticized or classified investment securities at September 30, 2020 and December 31, 2019. Our total Criticized and Classified assets were $42.2 million at September 30, 2020, an increase of $3.9 million from $38.3 million at December 31, 2019. The company did not hold any OREO and held $35,000 in the other asset acquired through foreclosure at September 30, 2020. Included in classified assets are classified OREO and other assets acquired through foreclosure totaling $0.3 million at December 31, 2019, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

Upon adoption of CECL, the allowance for credit losses (“ACL”) increased by $1.3 million that included an increase of $0.6 million to the allowance for off-balance sheet credit losses, $0.4 million to the allowance for loan losses and $0.3 million to the allowance for HTM securities losses. We recorded $19.2 million provision for loan losses for the nine months ended September 30, 2020 utilizing the CECL methodology. The increase resulted primarily due to the effect of the COVID-19 pandemic on the economic forecast used in our CECL model, which includes adjusted reasonable and supportable period of four quarters and reversion period of four quarters. Additionally, it increased due to growth in the loan portfolio. The impact from the above resulted in the ACL totaling $40.3 million at September 30, 2020. We recorded $3.0 million in net charge-offs during the nine months ended September 30, 2020.

At or for the nine months ended September 30,
(Dollars in thousands)	2020

Balance at beginning of period	$21,751
Loans- CECL Adoption	379
Loans- Charge-off	(3,253)
Loans- Recovery	260
Loans- Provision	19,206
Allowance for loan losses	$38,343

Balance at beginning of period	$—
HTM Securities- CECL Adoption	340
HTM Securities- Provision	62
Allowance for HTM Securities losses	$402

Balance at beginning of period	$—
Off-Balance Sheet - CECL Adoption	553
Off-Balance Sheet- Provision	1,006
Allowance for Off-Balance Sheet losses	$1,559

Allowance for Credit Losses	$40,304

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s allowance for loan losses for the periods indicated:

	At or for the nine months ended September 30,
(Dollars in thousands)	2020	2019

Balance at beginning of period	$21,751	$20,945
CECL Adoption	379	—
Provision for loan losses	19,206	3,129

Loans charged-off:
Multi-family residential	—	(190)
One-to-four family - residential	—	(113)
One-to-four family - mixed-use property	(3)	(1)
Construction	—	—
Small Business Administration	(178)	—
Taxi medallion	(951)	—
Commercial business and other	(2,121)	(2,379)
Total loans charged-off	(3,253)	(2,683)

Recoveries:
Multi-family residential	27	30
Commercial real estate	—	7
One-to-four family - mixed-use property	138	228
One-to-four family - residential	10	10
Small Business Administration	67	52
Taxi medallion	—	134
Commercial business and other	18	183
Total recoveries	260	644

Net charge-offs	(2,993)	(2,039)
Balance at end of period	$38,343	$22,035

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.05%
Ratio of allowance for loan losses to gross loans at end of period	0.65%	0.38%
Ratio of allowance for loan losses to non-performing assets at end of period	154.44%	147.11%
Ratio of allowance for loan losses to non-performing loans at end of period	154.66%	149.85%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2020:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2020	—	$—	—	284,806
August 1 to August 31, 2020	—	—	—	284,806
September 1 to September 30, 2020	—	—	—	284,806
Total	—	—	—

During the quarter ended September 30, 2020, the Company did not repurchase any shares of the Company’s common stock. On September 30, 2020, 284,806 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	November 9, 2020	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	November 9, 2020	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer