Form 10-K
period 2020-12-31
FLUSHING FINANCIAL CORP
filed 2021-03-16
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   X   Yes            No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes    X        No

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $307,789,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $11.52.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2021 was 30,954,155 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2021 are incorporated herein by reference in Part III.

i

Consumer Financial Protection Bureau	42
Mortgage Banking and Related Consumer Protection Regulations	42
Data Privacy	43
Cybersecurity	43
Federal Restrictions on Acquisition of the Company	43
Available Information	43
Item 1A. Risk Factors	44
The COVID-19 Pandemic May Significantly Impact Our Financial Condition and Results of Operations	44
Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	45
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	47
Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	47
Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited	47
The Markets in Which We Operate Are Highly Competitive	48
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	48
Changes in Laws and Regulations Could Adversely Affect Our Business	49
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	49
A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	50
We May Experience Increased Delays in Foreclosure Proceedings	51
Our Inability to Hire or Retain Key Personnel Could Adversely Affect Our Business.	51
We Are Not Required to Pay Dividends on Our Common Stock.	51
Uncertainty surrounding the elimination of LIBOR and the proposed transition to SOFR may adversely affect our business	51
The Ultimate Success of Integrating Empire into the Company’s operations cannot be assured and the anticipated benefits and cost savings of the merger may not be fully realized	52
Item 1B. Unresolved Staff Comments	52
Item 2. Properties	52
Item 3. Legal Proceedings	52
Item 4. Mine Safety Disclosures	52
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	52
Stock Performance Graph	54
Item 6. Selected Financial Data	55
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
General	57
Overview	57
Management Strategy	58
Trends and Contingencies	60
Interest Rate Sensitivity Analysis	61
Interest Rate Risk	63
Analysis of Net Interest Income	63
Rate/Volume Analysis	65
Comparison of Operating Results for the Years Ended December 31, 2019 and 2018	65
Comparison of Operating Results for the Years Ended December 31, 2018 and 2017	67
Liquidity, Regulatory Capital and Capital Resources	67
Critical Accounting Policies	69
Contractual Obligations	71
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	72

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2020, the Company had total assets of $8.0 billion, deposits of $6.1 billion and stockholders’ equity of $619.0 million.

On October 30, 2020, the Company completed its acquisition of Empire Bancorp, Inc. (“Empire”), in a transaction valued at $87.5 million upon closing, all outstanding shares of Empire voting and non-voting common stock were exchanged for consideration consisting of $54.8 million in cash and 2,557,028 shares of Holding Company common stock. Goodwill of $1.5 million was recorded as a result of the Empire acquisition. Under the terms of the merger agreement, each share of Empire common stock was exchanged for either 0.6548 shares of the Company’s common stock or $14.04 in cash, based upon the election of each Empire shareholder, subject to the election and proration procedures specified in the merger agreement (which provided for an aggregate split of total consideration of 50% Company common stock and 50% cash). In connection with the transaction, Empire National Bank (“Empire Bank”), a wholly-owned subsidiary of Empire, merged with and into the Bank, with the Bank as the surviving entity.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2020, we had gross loans outstanding of $6,701.6 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $5,228.3 million, or 78.0% of gross loans, and non-mortgage loans totaling $1,473.4 million, or 22.0% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which represent 73.0% of gross loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by changes in interest rates as well as national and local economic conditions, including the strength of the local economy. The outbreak of the COVID-19 pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and impaired to some extent the ability of some customers to fulfill their financial obligations to the Company. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law in response to the coronavirus pandemic. This legislation provided relief for individuals and businesses negatively impacted by the coronavirus pandemic. On December 27, 2020, the 2021 Consolidated Appropriations Act (“CAA”) was signed into law, providing for, among other things, further suspension of the exception for loan modifications to not be classified as “troubled debt restructuring” (“TDR”) if certain criteria are met, as described below.

The CARES Act, as amended, includes provisions for the Company to temporarily opt out of applying the TDR accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications have been eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision and at December 31, 2020, we had 134 active forbearances for loans with an aggregate outstanding loan balance of approximately $364.4 million.

According to the New York Department of Labor, the unemployment rate for the New York City region increased to 11.4% at December 2020 from 3.6% at December 2019, primarily resulting from the impact of COVID-19. Non-performing loans totaled $21.1 million, $13.3 million and $16.3 million at December 31, 2020, 2019 and 2018, respectively. We had net charge-offs of impaired loans in 2020 totaling $3.6 million compared to net charge-offs of $2.0 million for the year ended December 31, 2019 and net recoveries of $19,000 for the year ended December 31, 2018. Additionally, primarily as a result of economic deterioration resulting from the impact of COVID-19, our provision for credit losses increased to $23.1 million for the year ended December 31, 2020 from $2.8 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

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

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office is in Uniondale, New York, located in Nassau County. At December 31, 2020, the Bank operated 25 full-service offices and the Internet Branch. We have offices located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau and Suffolk County, New York. We also maintain our executive offices in Uniondale in Nassau County, New York. Substantially the vast majority of all of our mortgage loans are secured by properties located in the New York City metropolitan area.

We face intense competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 115 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2020, in these counties was 0.34% of the total deposits of these FDIC insured competing financial institutions, and we are the 22nd largest financial institution. 1 In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize.

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

1 Includes Empire Bank branches acquired on October 30, 2020, per June 2020 FDIC Summary of Deposits for the New York State Counties of New York, Kings, Queens, Nassau and Suffolk

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans and other consumer loans. The vast majority of our mortgage loans are secured by properties located within our market area. At December 31, 2020, we had gross loans outstanding of $6,701.6 million (before the allowance for loan losses and net deferred costs).

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2020		2019		2018		2017		2016
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,533,952	37.81%	$2,238,591	38.88%	$2,269,048	41.00%	$2,273,595	44.08%	$2,178,504	45.21%
Commercial real estate	1,754,754	26.18	1,582,008	27.48	1,542,547	27.86	1,368,112	26.51	1,246,132	25.86
One-to-four family - mixed-use property	602,981	9.00	592,471	10.29	577,741	10.44	564,206	10.93	558,502	11.59
One-to-four family - residential (1)	245,211	3.66	188,216	3.27	190,350	3.44	180,663	3.50	185,767	3.85
Co-operative apartment (2)	8,051	0.12	8,663	0.15	8,498	0.15	6,895	0.13	7,418	0.15
Construction	83,322	1.24	67,754	1.18	50,600	0.91	8,479	0.16	11,495	0.24
Gross mortgage loans	5,228,271	78.01	4,677,703	81.25	4,638,784	83.80	4,401,950	85.31	4,187,818	86.90

Non-mortgage loans:
Small Business Administration	167,376	2.50	14,445	0.25	15,210	0.27	18,479	0.36	15,198	0.32
Taxi medallion	2,757	0.04	3,309	0.06	4,539	0.08	6,834	0.13	18,996	0.39
Commercial business and other	1,303,225	19.45	1,061,478	18.44	877,763	15.85	732,973	14.20	597,122	12.39
Gross non-mortgage loans	1,473,358	21.99	1,079,232	18.75	897,512	16.20	758,286	14.69	631,316	13.10
Gross loans	6,701,629	100.00%	5,756,935	100.00%	5,536,296	100.00%	5,160,236	100.00%	4,819,134	100.00%

Unearned loan fees and deferred costs, net	3,045		15,271		15,188		16,763		16,559
Less: Allowance for loan losses	(45,153)		(21,751)		(20,945)		(20,351)		(22,229)
Loans, net	$6,659,521		$5,750,455		$5,530,539		$5,156,648		$4,813,464
(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2020, gross home equity loans totaled $31.7 million and condominium loans totaled $30.5 million.
(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2020	2019	2018

Mortgage Loans
At beginning of year	$4,677,703	$4,638,784	$4,401,950
Mortgage loans originated:
Multi-family residential	207,101	245,775	275,409
Commercial real estate	157,592	178,336	240,755
One-to-four family mixed-use property	35,131	66,128	73,471
One-to-four family residential	21,805	25,024	41,402
Co-operative apartment	704	2,117	2,448
Construction	12,059	16,153	36,155
Total mortgage loans originated	434,392	533,533	669,640

Mortgage loans purchased:
Multi-family residential	5,628	1,832	64,323
Commercial real estate	34,260	—	30,030
One-to-four family mixed-use property	—	—	685
One-to-four family residential	—	—	1,258
Construction	9,800	17,766	3,440
Total mortgage loans purchased	49,688	19,598	99,736

Acquisition of Empire loans:
Multi-family residential	287,239	—	—
Commercial real estate	81,349	—	—
One-to-four family mixed-use property	25,151	—	—
One-to-four family residential	54,437	—	—
Construction	12,912	—	—
Total mortgage loans acquired	461,088	—	—

Less:
Principal reductions	394,099	505,099	523,064
Mortgage loan sales	498	8,482	8,737
Charge-offs	3	392	103
Loans transferred to OREO	—	239	638
At end of year	$5,228,271	$4,677,703	$4,638,784

Non-mortgage loans
At beginning of year	$1,079,232	$897,512	$758,286
Loans originated:
Small Business Administration (1)	112,352	3,426	3,843
Commercial business	254,121	402,127	280,704
Other	9,960	1,992	1,920
Total other loans originated	376,433	407,545	286,467

Non-mortgage loans purchased:
Commercial business	143,601	201,624	194,948
Total non-mortgage loans purchased	143,601	201,624	194,948

Acquisition of Empire loans:
Small Business Administration (2)	62,778	—	—
Commercial business	161,495	—	—
Other	43	—	—
Total non-mortgage loans acquired	224,316	—	—

Less:
Non-mortgage loan sales	6,876	5,213	5,266
Principal reductions	339,346	419,850	336,094
Charge-offs	4,002	2,386	829
At end of year	$1,473,358	$1,079,232	$897,512

(1)	Includes $111.6 million of SBA PPP loans for the year ended 2020.
(2)	Includes $55.5 million of SBA PPP loans acquired from Empire.

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2020. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
			One-to-four
			family	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family	Co-operative		Small Business	Taxi	business
(In thousands)	residential	real estate	property	residential	apartment	Construction	Administration	Medallion	and other	Total loans

Amounts due within one year	$288,649	$288,739	$41,714	$14,967	$264	$59,223	$106,872	$2,376	$441,378	$1,244,182
Amounts due after one year:
One to two years	276,977	212,809	41,957	15,363	271	9,058	36,652	164	243,516	836,767
Two to three years	239,291	183,510	41,631	16,006	282	8,942	5,453	170	192,877	688,162
Three to five years	218,899	170,166	40,090	15,790	290	2,375	5,405	36	131,908	584,959
Over five years	1,510,136	899,530	437,589	183,085	6,944	3,724	12,994	11	293,546	3,347,559
Total due after one year	2,245,303	1,466,015	561,267	230,244	7,787	24,099	60,504	381	861,847	5,457,447
Total amounts due	$2,533,952	$1,754,754	$602,981	$245,211	$8,051	$83,322	$167,376	$2,757	$1,303,225	$6,701,629

Sensitivity of loans to changes in interest rates - loans due after one year :
Fixed rate loans	$441,015	$223,688	$160,403	$29,117	$497	$—	$46,657	$381	$438,835	$1,340,593
Adjustable rate loans	1,804,288	1,242,327	400,864	201,127	7,290	24,099	13,847	—	423,012	4,116,854
Total loans due after one year	$2,245,303	$1,466,015	$561,267	$230,244	$7,787	$24,099	$60,504	$381	$861,847	$5,457,447

Multi-Family Residential Lending. Loans secured by multi-family residential properties were $2,534.0 million, or 37.81% of gross loans at December 31, 2020. Our multi-family residential mortgage loans had an average principal balance of $1.1 million at December 31, 2020, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $33.4 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2020, $2,123.0 million, or 83.77%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $173.6 million, $206.2 million and $281.8 million during 2020, 2019 and 2018, respectively.

At December 31, 2020, $411.4 million, or 16.23%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $39.1 million, $41.4 million and $57.9 million of fixed-rate multi-family mortgage loans in 2020, 2019 and 2018, respectively.

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,754.8 million, or 26.18% of gross loans, at December 31, 2020. Our commercial real estate mortgage loans are secured by properties such as office buildings, hotels/motels, small business facilities, strip shopping centers and warehouses. At December 31, 2020, our commercial real estate mortgage loans had an average principal balance of $2.2 million and the largest of such loans, which is secured by a multi-tenant shopping center, had a principal balance of $43.0 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $10.0 million.

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

At December 31, 2020, $1,531.2 million, or 87.26%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $134.0 million, $158.0 million and $243.6 million during 2020, 2019 and 2018, respectively.

At December 31, 2020, $223.5 million, or 12.74%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $57.9 million, $20.3 million and $27.2 million of fixed-rate commercial mortgage loans in 2020, 2019 and 2018, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $603.0 million, or 9.00% of gross loans, at December 31, 2020.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2020, $423.3 million, or 70.20%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $10.0 million, $22.4 million and $34.5 million during 2020, 2019 and 2018, respectively.

At December 31, 2020, $179.7 million, or 29.80%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $25.2 million, $43.8 million and $39.7 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2020, 2019 and 2018, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $245.2 million, or 3.66% of gross loans, at December 31, 2020.

We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

At December 31, 2020, $213.3 million, or 86.98%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $18.3 million, $22.6 million and $40.8 million during 2020, 2019 and 2018, respectively.

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

At December 31, 2020, $31.9 million, or 13.02%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $4.2 million, $2.4 million and $4.3 million in 15-year fixed-rate residential mortgages in 2020, 2019 and 2018, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2020, 2019 and 2018.

At December 31, 2020, home equity loans totaled $31.7 million, or 0.47%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2020, construction loans totaled $83.3 million, or 1.24%, of gross loans. Our construction loans primarily are adjustable rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and owner-occupied commercial properties. We also, to a limited extent, finance the construction of commercial properties. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We made construction loans of $21.9 million, $33.9 million and $39.6 million during 2020, 2019 and 2018, respectively.

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

Small Business Administration Lending. At December 31, 2020, SBA loans totaled $167.4 million, representing 2.50%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%.

The CARES Act created within the SBA the “Paycheck Protection Program” (PPP) loan program. Under the PPP, the SBA guarantees 100% of the amounts loaned by preferred lending banks. These loans are extended to small businesses with less than 500 employees that were in business prior to February 15, 2020 with balances of $10.0 million or less and to cover their payroll costs, health care benefits (including paid sick or medical leave, and insurance premiums), mortgage interest obligations of business, rent obligations, utility payments, interest on other debt obligations with terms ranging up to two years with no interest payments required for six months from the date of disbursement. We originated and purchased $112.4 million (including $111.6 million PPP loans), $3.4 million and $3.8 million of SBA loans during 2020, 2019 and 2018, respectively.

Taxi Medallion. At December 31, 2020, taxi medallion loans consisted of loans made primarily to New York City taxi medallion owners and to a lesser extent Chicago taxi medallion owners, which are secured by liens on the taxi medallions, totaling $2.8 million, or 0.04%, of gross loans. In 2015, we decided to no longer originate or purchase taxi medallion loans.

Commercial Business and Other Lending. At December 31, 2020, commercial business and other loans totaled $1,303.2 million, or 19.45%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory, equipment and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $397.7 million, $603.8 million and $475.7 million of commercial business loans during 2020, 2019 and 2018, respectively.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $10.0 million, $1.9 million and $1.9 million of other loans during 2020, 2019 and 2018, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

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

Covid-19 Modifications.Pursuant to the CARES Act, certain loan modifications are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms.  Deferrals granted under the Cares Act are deemed in accrual status and interest income is accrued until the end of deferral period even if there are no payments being collected. When the forbearance period is over, borrowers are expected to resume contractual payments. The determination of whether a loan is past due is based on the modified terms of the agreement. Once the deferral period is over, the borrower will resume making payments and normal delinquency-based non-accrual policies will apply.

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishing loan approval requirements for our various types of loan products. Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Senior Executive Vice President Chief of Real Estate Lending, the Executive Vice President of Residential, Mixed Use & Small Multifamily Lending or Executive Vice President Real Estate Credit Center (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans in excess of $750,000 up to $2.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee and the Director’s Loan Committee. The Director’s Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $2.0 million up to and including $5.0 million after obtaining two signatures from authorized officers and one signature from loan officers with Management Loan Committee approval. One-to-four family mortgage loan in excess of $5.0 million may require Director’s inspection. Pursuant to our Commercial Real Estate Lending Policy, loans secured by commercial real estate and multi-family residential properties up to $2.0 million are approved by the Executive Vice President of Commercial Real Estate and the Senior Executive Vice President, Chief of Real Estate Lending or Executive Vice President Credit Center Manager and then ratified by the Management Loan Committee and/or the Director’s Loan Committee. Loans provided in excess of $2.0 million and up to and including $5.0 million must be submitted with the two signatures of the officers to the Management Loan Committee for final approval and then to the Director’s Loan Committee and/or Board of Directors for ratification. Loans in excess of $5.0 million and up to and including $25.0 million must be submitted subsequently to the Director’s Loan Committee and/ or the Board of Directors for approval. Loan amounts in excess of $25.0 million must be approved by the Board of Directors.

In accordance with our Business Banking Credit Policy, Commercial business and other loans require two signatures from the Business Loan Committee for approval up to $0.5 million. All commercial business loans and SBA loans over $0.5 million and up to $2.5 million must be approved by obtaining two signatures from the Business Loan Committee and ratified by the Management Loan Committee with the exception of SBA Paycheck Protection Program (“PPP”) loans. SBA PPP loans must be approved by Business Loan Committee regardless of the lending limit and ratified by Management Loan Committee. Commercial business loans and SBA loans in excess of $2.5 million up to $5.0 million must be approved by the Management Loan Committee and ratified by the Director’s Loan Committee. However, SBA PPP loans are exempt from the loan lending limit. Loans in excess of $5.0 million must be submitted to the Director’s Loan Committee and/ or the Board of Directors for approval.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $110.0 million at December 31, 2020. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2020, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and commercial business loans with an aggregate principal balance of $87.8 million, $79.5 million and $65.7 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2020, we were servicing $62.0 million of loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. On mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2020 and 2019, we held $778.1 million and $856.9 million, respectively, of loans that were serviced by others.

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

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2020, there were three loans for $2.7 million, which were past due 90 days or more and still accruing interest.

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

The following tables show delinquent and non-performing loans sold during the period indicated:

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018
Count	2	11	12

Proceeds	$580	$13,048	$8,739
Net (charge-offs) recoveries	—	(1)	68
Gross gains	42	—	38
Gross losses	—	756	263

Troubled Debt Restructured . We have restructured certain problem loans for borrowers who are experiencing financial difficulties by either: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. These restructured loans are classified TDR. Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. The CARES Act , as amended, includes provisions for the Company to temporarily opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications.

The following table shows our recorded investment in loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	At December 31,
(In thousands)	2020	2019	2018	2017	2016
Accrual Status:
Multi-family residential	$1,700	$1,873	$1,916	$2,518	$2,572
Commercial real estate	7,702	—	—	1,986	2,062
One-to-four family - mixed-use property	1,459	1,481	1,692	1,753	1,800
One-to-four family - residential	507	531	552	572	591
Taxi medallion	—	—	—	—	9,735
Commercial business and other	1,588	—	279	462	420
Total	12,956	3,885	4,439	7,291	17,180

Non-Accrual Status:
One-to-four family - mixed-use property	272	—	—	—	—
Taxi medallion	440	1,668	3,926	5,916	—
Commercial business and other	2,243	941	—	—	255
Total	2,955	2,609	3,926	5,916	255

Total performing troubled debt restructured	$15,911	$6,494	$8,365	$13,207	$17,435

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2020, there were 12 loans totaling $2.2 million which were restructured as TDR not performing in accordance with its restructured terms. At December 31, 2019, there were five loans totaling $1.3 million which were restructured as TDR not performing in accordance with its restructured terms.

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

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2020, 2019 and 2018, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.4 million, $1.1 million and $1.0 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016

Loans 90 days or more past due and still accruing:
Multi-family residential	$201	$445	$—	$—	$—
Commercial real estate	2,547	—	—	2,424	—
One-to-four family mixed-use property	—	—	—	—	386
Total	2,748	445	—	2,424	386
Non-accrual mortgage loans:
Multi-family residential	2,524	2,296	2,410	3,598	1,837
Commercial real estate	1,683	367	1,379	1,473	1,148
One-to-four family mixed-use property (1)	1,366	274	928	1,867	4,025
One-to-four family residential	5,854	5,139	6,144	7,808	8,241
Total	11,427	8,076	10,861	14,746	15,251
Non-accrual non-mortgage loans:
Small Business Administration	1,151	1,151	1,267	46	1,886
Taxi medallion(1)	2,317	1,641	613	918	3,825
Commercial business and other (1)	3,430	1,945	3,512	—	68
Total	6,898	4,737	5,392	964	5,779
Total non-accrual loans	18,325	12,813	16,253	15,710	21,030
Total non-performing loans	21,073	13,258	16,253	18,134	21,416
Other non-performing assets:
Real Estate Owned	—	239	—	—	533
Other assets acquired through foreclosure	35	35	35	—	—
Total	35	274	35	—	533
Total non-performing assets	$21,108	$13,532	$16,288	$18,134	$21,949

Non-performing loans to gross loans	0.31%	0.23%	0.29%	0.35%	0.44%
Non-performing assets to total assets	0.26%	0.19%	0.24%	0.29%	0.36%
(1)	Not included in the above analysis are non-accrual TDR taxi medallion loans that are performing according to their restructured terms totaling $0.4 million, $1.7 million $3.9 million and $5.9 million for the years ended December 31, 2020, 2019, 2018 and 2017, respectively. Not included in the above analysis are non-accrual TDR One-to-four family mixed-use property totaling $0.3 million for the year ended December 31, 2020 and commercial business loans that are performing according to their restructured terms totaling $2.2 million, $0.9 million and $0.3 million, respectively, for the years ended December 31, 2020, 2019 and 2016, respectively.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2020		December 31, 2019
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days

	(In thousands)

Multi-family residential	$7,582	$3,186	$1,563	$4,042
Commercial real estate	17,903	5,123	4,941	—
One-to-four family ― mixed-use property	5,673	1,132	496	1,117
One-to-four family ― residential	3,087	805	1,022	720
Construction	750	—	—	—
Small Business Administration	1,823	—	—	—
Commercial business and other	129	1,273	5	2,340
Total	$36,947	$11,519	$8,027	$8,219

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2020 and 2018 , we held no OREO. At December 31, 2019, we owned one OREO for $0.2 million.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the year ended December 31, 2020, we did not foreclose any real estate property. During the year ended December 31, 2019, we foreclosed on one real estate loan totaling $0.2 million. Included within net loans as of December 31, 2020 and 2019, was a recorded investment of $5.9 million and $6.6 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass”. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Loans that are in forbearance pursuant to the CARES Act, and continue to perform according to the terms of the forbearance agreement, are generally reported in the same category as they were reported immediately prior to modification. Our Criticized and Classified Assets totaled $71.9 million at December 31, 2020, an increase of $33.7 million from $38.0 million at December 31, 2019.

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2020:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,367	$2,778	$—	$—	$7,145
Commercial real estate	6,473	12,015	—	—	18,488
One-to-four family - mixed-use property	2,523	2,324	—	—	4,847
One-to-four family - residential	1,673	5,702	—	—	7,375
Co-operative apartments	48	—	—	—	48
Construction	3,336	—	—	—	3,336
Small Business Administration (1)	50	1,174	—	—	1,224
Taxi medallion	—	2,597	—	—	2,597
Commercial business and other	3,363	22,224	1,273	—	26,860
Total	$21,833	$48,814	$1,273	$—	$71,920

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2019:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$1,563	$2,743	$—	$—	$4,306
Commercial real estate	5,525	367	—	—	5,892
One-to-four family - mixed-use property	1,585	453	—	—	2,038
One-to-four family - residential	1,095	5,787	—	—	6,882
Small Business Administration (1)	55	85	—	—	140
Taxi medallion	—	3,309	—	—	3,309
Commercial business and other	3,924	11,289	266	—	15,479
Total	$13,747	$24,033	$266	$—	$38,046
(1)	Balance reported net of SBA Guaranteed portion.

Allowance for Credit Losses

The Allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. Loans are charged off against that ACL when management believes that a loan balance is uncollectable based on quarterly analysis of credit risk.

As of January 1, 2020, the Company adopted Topic 326, see Note 22 related to the adoption of Topic 326. The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes.

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

When calculating the ACL estimate for December 31, 2020, Management acknowledged deteriorated economic conditions as a result of the COVID-19 pandemic were captured in the forecast within the model platform. As such, when determining the reasonable and supportable forecast, Management adjusted the period to reflect a forecast of four quarters, to align with a previously established framework for contraction periods. Similarly, the reversion period was adjusted to four quarters. Management believed these adjustments are necessary as the forecast has suggested more stability than at the beginning of the COVID-19 pandemic. This resulted in the ACL for loans totaling $45.2 million at December 31, 2020.

Non-performing loans totaled $21.1 million and $13.3 million at December 31, 2020 and 2019, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2020, the outstanding principal balance of our non-performing loans was 41.5% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $3.6 million and $2.0 million during the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we recorded a provision for loan losses totaling $22.6 million, which included $1.8 million at the time of merger from non-purchased credit deteriorated Empire loans. The Company recorded a provision for loan losses totaling $2.8 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively. The increase in the provision for loan losses recorded in the year ended December 31, 2020, was primarily due to the effect of the COVID-19 pandemic on the economic forecast used in our CECL model. Management has concluded, and the Board of Directors has concurred, that at December 31, 2020, the allowance was sufficient to absorb losses inherent in our loan portfolio. The allowance for loan losses represented 0.67% and 0.38% of gross loans outstanding at December 31, 2020 and 2019. The allowance for loan losses represented 214.3% of non-performing loans at December 31, 2020 compared to 164.1% at December 31, 2019.

At December 31, 2020, we had one active forbearance for held-to-maturity securities with an outstanding balance of $21.0 million. During the time this security is in forbearance, it is considered current and as such, continues to accrue interest at its original contractual terms. This resulted in the ACL for held-to-maturity securities totaling $0.9 million at December 31, 2020.

The following table sets forth changes in, and the balance of, our Allowance for credit losses.

For the year ended December 31,
(Dollars in thousands)	2020

Balance at beginning of period	$21,751
Loans- CECL Adoption	379
Loans- Allowance recorded at the time of Acquisition	4,099
Loans- Charge-off	(4,005)
Loans- Recovery	366
Loans- Provision	22,563
Allowance for loan losses	$45,153

Balance at beginning of period	$—
HTM Securities- CECL Adoption	340
HTM Securities- Provision	567
Allowance for HTM Securities losses	$907

Balance at beginning of period	$—
Off-Balance Sheet - CECL Adoption	553
Off-Balance Sheet- Provision	1,262
Allowance for Off-Balance Sheet losses	$1,815

Allowance for Credit Losses	$47,875

The following table sets forth changes in, and the balance of, our Allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016

Balance at beginning of year	$21,751	$20,945	$20,351	$22,229	$21,535
Allowance recorded at the time of Acquisition	4,099	—	—	—	—
CECL Adoption	379	—	—	—	—
Provision for loan losses	22,563	2,811	575	9,861	—

Loans charged-off:
Multi-family residential	—	(190)	(99)	(454)	(161)
Commercial real estate	—	—	—	(4)	—
One-to-four family mixed-use property	(3)	(89)	(3)	(39)	(144)
One-to-four family residential	—	(113)	(1)	(415)	(114)
SBA	(178)	—	(392)	(212)	(529)
Taxi medallion	(1,075)	—	(393)	(11,283)	(142)
Commercial business and other loans	(2,749)	(2,386)	(44)	(65)	(69)
Total loans charged-off	(4,005)	(2,778)	(932)	(12,472)	(1,159)

Recoveries:
Mortgage loans	188	291	711	595	1,493
SBA, commercial business and other loans	178	348	97	138	360
Taxi medallion	—	134	143	—	—
Total recoveries	366	773	951	733	1,853

Net (charge-offs) recoveries	(3,639)	(2,005)	19	(11,739)	694
Balance at end of year	$45,153	$21,751	$20,945	$20,351	$22,229

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.06%	0.04%	—%	0.24%	(0.02)%
Ratio of allowance for loan losses to gross loans at end of the year	0.67%	0.38%	0.38%	0.39%	0.46%
Ratio of allowance for loan losses to non-performing loans at the end of the year	214.27%	164.05%	128.87%	112.23%	103.80%
Ratio of allowance for loan losses to non-performing assets at the end of the year	213.91%	160.73%	128.60%	112.23%	101.28%

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

	At December 31,
	2020		2019		2018		2017		2016
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans

	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$6,557	37.81%	$5,391	38.88%	$5,676	41.00%	$5,823	44.08%	$5,923	45.21%
Commercial real estate	8,327	26.18	4,429	27.48	4,315	27.86	4,643	26.51	4,487	25.86
One-to-four family mixed-use property	1,986	9.00	1,817	10.29	1,867	10.44	2,545	10.93	2,903	11.59
One-to-four family residential	869	3.66	756	3.27	749	3.44	1,082	3.50	1,015	3.85
Co-operative apartment	—	0.12	—	0.15	—	0.15	—	0.13	—	0.15
Construction	497	1.24	441	1.18	329	0.91	68	0.16	92	0.24
Gross mortgage loans	18,236	78.01	12,834	81.25	12,936	83.80	14,161	85.31	14,420	86.90

Non-mortgage loans:

Small Business Administration	2,251	2.50	363	0.25	418	0.27	669	0.36	481	0.32
Taxi medallion	—	0.04	—	0.06	—	0.08	—	0.13	2,243	0.39
Commercial business and other	24,666	19.45	8,554	18.44	7,591	15.85	5,521	14.20	4,492	12.39
Gross non-mortgage loans	26,917	21.99	8,917	18.75	8,009	16.20	6,190	14.69	7,216	13.10

Unallocated	—	—	—	—	—	—	—	—	593	—
Total loans	$45,153	100.00%	$21,751	100.00%	$20,945	100.00%	$20,351	100.00%	$22,229	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt at December 31, 2020 and 2019.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option, totaling $14.5 million at December 31, 2020. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, are excluded from earnings and included in accumulated other comprehensive loss, net of taxes. Securities held-to-maturity are carried at their amortized cost basis. At December 31, 2020, we had $648.0 million in securities available for sale and $57.8 million in securities held-to-maturity, which together represented 8.85% of total assets. These securities had an aggregate market value at December 31, 2020 that was approximately 1.1 times the amount of our equity at that date.

Upon adoption of ASC Topic 326, “Credit Losses” on January 1, 2020, see Note 22, we recorded a transition adjustment of $0.3 million in the allowance for credit losses for held-to-maturity debt securities.

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities, one which is structured similar to a commercial owner occupied loan, which is modeled for credit losses similar to commercial business loans secured by real estate, one that currently has an active forbearance with a specific reserve of $0.6 million and one security is issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government and therefore the Company assumes a zero loss expectation.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value.

	At December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Securities held-to-maturity
Bonds and other debt securities:
Municipal securities (1)	$50,825	$54,538	$50,954	$53,998	$24,065	$22,508
Total bonds and other debt securities	50,825	54,538	50,954	53,998	24,065	22,508

Mortgage-backed securities:
FNMA	7,914	8,991	7,934	8,114	7,953	7,366
Total mortgage-backed securities	7,914	8,991	7,934	8,114	7,953	7,366

Total securities held-to-maturity	58,739	63,529	58,888	62,112	32,018	29,874

Securities available for sale
Bonds and other debt securities:
U.S. government agencies	6,452	6,453	—	—	—	—
Municipal securities	—	—	12,797	12,916	46,231	46,574
Corporate debentures	130,000	123,865	130,000	123,050	130,000	118,535
Collateralized loan obligations	100,561	99,198	100,349	99,137	88,396	86,751
Total bonds and other debt securities	237,013	229,516	243,146	235,103	264,627	251,860

Mutual funds	12,703	12,703	12,216	12,216	11,586	11,586

Equity securities:
Common stock	1,295	1,295	1,332	1,332	1,256	1,256
Total equity securities	1,295	1,295	1,332	1,332	1,256	1,256

Mortgage-backed securities:
REMIC and CMO	175,142	180,877	348,236	348,989	382,632	376,340
GNMA	13,009	13,053	653	704	785	826
FNMA	143,154	146,169	104,235	104,882	94,069	91,693
FHLMC	63,796	64,361	68,476	69,274	90,377	89,094
Total mortgage-backed securities	395,101	404,460	521,600	523,849	567,863	557,953

Total securities available for sale	646,112	647,974	778,294	772,500	845,332	822,655

Interest-earning deposits and Federal funds sold	133,683	133,683	36,511	36,511	105,761	105,761
Total	$838,534	$845,186	$873,693	$871,123	$983,111	$958,290
(1)	Does not include allowance for credit losses totaling $0.9 million for the year ended December 31, 2020.

Mortgage-backed securities. At December 31, 2020, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $413.5 million, of which $16.2 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2020	2019	2018

	(In thousands)

Balance at beginning of year	$523,849	$557,953	$509,650

Purchases of mortgage-backed securities	308,078	128,001	196,405

Amortization of unearned premium, net of accretion of unearned discount	(4,100)	(3,145)	(1,419)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	7,111	12,159	(5,575)

Net realized gains (losses) recorded on mortgage-backed securities carried at fair value	23	2	(89)

Sales of mortgage-backed securities	(220,971)	(26,448)	(67,047)

Principal repayments received on mortgage-backed securities	(209,530)	(144,673)	(73,972)

Net increase (decrease) in mortgage-backed securities	(119,389)	(34,104)	48,303

Balance at end of year	$404,460	$523,849	$557,953

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2020. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield

	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities (1)	$—	—%	$—	—%	$—	—%	$50,825	3.28%	24.73	$50,825	$54,538	3.28%
Total bonds and other debt securities	—	—	—	—	—	—	50,825	3.28	24.73	50,825	54,538	3.28

Mortgage-backed securities:
FNMA	—	—	—	—	—	—	7,914	3.30	12.34	7,914	8,991	3.30
Total mortgage-backed securities	—	—	—	—	—	—	7,914	3.30	12.34	7,914	8,991	3.30
Securities available for sale

Bonds and other debt securities:
US govt. and agencies	—	—	—	—	—	—	6,452	1.75	21.94	6,452	6,453	1.75
Corporate debentures	—	—	45,000	1.09	85,000	0.83	—	—	5.90	130,000	123,865	0.92
CLO	—	—	—	—	53,731	1.94	46,830	1.90	9.67	100,561	99,198	1.92
Total bonds and other debt securities	—	—	45,000	1.09	138,731	1.26	53,282	1.88	7.94	237,013	229,516	1.37

Mutual funds	12,703	1.77	—	—	—	—	—	—	—	12,703	12,703	1.77

Equity securities:
Common stock	—	—	—	—	—	—	1,295	2.35	—	1,295	1,295	2.35
Total equity securities	—	—	—	—	—	—	1,295	2.35	—	1,295	1,295	2.35

Mortgage-backed securities:
REMIC and CMO	—	—	—	—	—	—	175,142	2.37	30.13	175,142	180,877	2.37
GNMA	—	—	—	—	217	7.30	12,792	2.20	28.66	13,009	13,053	2.28
FNMA	8,602	3.85	12,868	2.94	—	—	121,684	2.55	19.92	143,154	146,169	2.67
FHLMC	—	—	—	—	—	—	63,796	2.45	26.06	63,796	64,361	2.45
Total mortgage-backed securities	8,602	3.85	12,868	2.94	217	7.30	373,414	2.44	25.73	395,101	404,460	2.49

Interest-earning deposits	133,683	0.08	—	—	—	—	—	—	—	133,683	133,683	0.08
Total	$154,988	0.43%	$57,868	1.50%	$138,948	1.27%	$486,730	2.48%	19.01	$838,534	$845,186	1.85%
(1)	Does not include allowance for credit losses totaling $0.9 million.

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 25 full-service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2020 and 2019, total deposits at our Internet Branch were $221.7 million and $314.0 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2020 and 2019, total deposits in our government banking unit totaled $1,615.4 million and $1,265.1 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2020 of $1.1 billion, primarily due to deposits acquired in the merger with Empire. During the year ended December 31, 2020, the cost of our interest-bearing due to depositors’ accounts decreased 100 basis points to 0.94% from 1.94% for the year ended December 31, 2019. The decrease in the cost of deposits was primarily due to the Company’s quick response to the Federal Reserve lowering rates. While we are unable to predict the direction of future interest rate changes, if interest rates would rise during 2021, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2021, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) totaling $693.0 million, $807.1 million and $862.4 million at December 31, 2020, 2019 and 2018, respectively.

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. At December 31, 2020 and 2019, we had $1,074.1 million and $388.8 million, respectively, classified as brokered deposits. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. At times, we also utilized brokers to obtain money market deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through a Certificate of Deposit Account Registry Service (“CDARS®”) and through an Insured Cash Sweep service (“ICS”). CDARS® and ICS are deposit placement services. These networks arrange for placement of funds into certificate of deposit accounts, demand accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source. We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in ICS money market and demand accounts which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2020 and 2019, the Bank held ICS deposits totaling $1,338.1 million and $949.8 million, respectively, of which $720.1 million and $145.0 million, respectively, were classified as brokered deposits.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2020			2019			2018
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

	(Dollars in thousands)
Savings accounts	$168,183	2.74%	0.18%	$191,485	3.78%	0.67%	$210,022	4.23%	0.72%
NOW accounts (1)	2,323,172	37.86	0.28	1,365,591	26.95	1.47	1,300,852	26.22	1.53
Demand accounts (2)	778,672	12.69	0.00	435,072	8.59	—	413,747	8.34	—
Mortgagors' escrow deposits	45,622	0.74	0.02	44,375	0.88	0.28	44,861	0.90	0.23
Total	3,315,649	54.03	0.21	2,036,523	40.20	1.05	1,969,482	39.70	1.10

Money market accounts (3)	1,682,345	27.42	0.50	1,592,011	31.42	1.87	1,427,992	28.79	1.93

Certificate of deposit accounts with original maturities of:
Less than 6 Months (4)	113,537	1.85	0.05	140,939	2.78	1.86	67,472	1.36	2.05
6 to less than 12 Months (5)	349,621	5.70	0.48	257,408	5.08	1.85	72,928	1.47	2.25
12 to less than 30 Months (6)	523,815	8.54	1.01	779,964	15.39	2.36	1,003,206	20.22	2.07
30 to less than 48 Months (7)	37,250	0.61	2.44	117,028	2.31	2.24	126,041	2.54	2.16
48 to less than 72 Months (8)	84,970	1.38	2.51	113,622	2.24	2.27	264,237	5.33	2.08
72 Months or more (9)	29,168	0.46	3.17	28,929	0.57	3.13	29,426	0.59	3.07
Total certificate of deposit accounts	1,138,361	18.55	0.97	1,437,890	28.38	2.22	1,563,310	31.51	2.10

Total deposits (10)	$6,136,355	100.00%	0.43%	$5,066,424	100.00%	1.64%	$4,960,784	100.00%	1.65%
(1)	Includes brokered deposits of $720.1 million at December 31, 2020.
(2)	Includes brokered deposits of $2.1 million and $145.0 million at December 31, 2020 and 2019. There were no brokered deposits in this category at December 31, 2018.
(3)	Includes brokered deposits of $102.9 million in this category at December 31, 2020. There were no brokered deposits in this category at December 31, 2019 and 2018.
(4)	Includes brokered deposits of $116.5 million, $138.3 million and $65.6 million at December 31, 2020, 2019 and 2018, respectively.
(5)	Includes brokered deposits of $20.0 million at December 31, 2020. There were no brokered deposits in this category at December 31, 2019 and 2018.
(6)	Includes brokered deposits of $77.8 million, $31.1 million and $116.9 million at December 31, 2020, 2019 and 2018, respectively.
(7)	Includes brokered deposits of $25.4 million, $49.7 million and $54.4 million at December 31, 2020, 2019 and 2018, respectively.
(8)	Includes brokered deposits of $9.3 million, $24.6 million and $64.7 million at December 31, 2020, 2019 and 2018, respectively.
(9)	Includes brokered deposits of $0.1 million in December 31, 2018.
(10)	Include in the above balances are IRA and Keogh deposits totaling $59.6 million, $68.8 million and $68.5 million at December 31, 2020, 2019 and 2018, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at the periods indicated:

				At December 31, 2020
	At December 31,			Within	One to
	2020	2019	2018	One Year	Three Years	Thereafter

	(In thousands)
Interest rate:
1.99% or less(1)	$949,274	$530,707	$535,127	$801,161	$137,479	$10,634
2.00% to 2.99%(2)	131,239	847,804	971,812	93,379	32,453	5,407
3.00% to 3.99%	57,848	59,379	56,371	28,695	27,281	1,872
Total	$1,138,361	$1,437,890	$1,563,310	$923,235	$197,213	$17,913
(1)	Includes brokered deposits of $213.6 million, $153.7 million and $76.8 million at December 31, 2020, 2019 and 2018, respectively.
(2)	Includes brokered deposits of $35.4 million, $90.0 million and $224.9 million at December 31, 2020, 2019 and 2018, respectively.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2020 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$311,693	0.92%
Over three through six months	119,962	0.72
Over six through 12 months	162,250	0.98
Over 12 months	99,047	1.57
Total	$692,952	0.99%

The above table does not include brokered deposits issued in $1,000 amounts under a master certificate of deposit totaling $162.5 million with a weighted average rate of 0.64%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2020	2019	2018

	(In thousands)
Net deposits	$342,126	$17,322	$512,558
Acquired in Empire acquisition	685,393	—	—
Amortization of premiums, net	100	261	451
Interest on deposits	42,312	88,057	64,497
Net increase in deposits	$1,069,931	$105,640	$577,506

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2020			2019			2018
		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost

	(Dollars in thousands)
Savings accounts	$176,443	2.74%	0.28%	$198,374	3.96%	0.69%	$233,392	4.93%	0.59%
NOW accounts	1,603,402	37.86	0.58	1,434,440	28.61	1.64	1,407,945	29.73	1.13
Demand accounts	583,235	12.69	—	407,450	8.13	—	380,889	8.04	—
Mortgagors' escrow deposits	70,829	0.74	0.06	70,209	1.40	0.33	66,255	1.40	0.32
Total	2,433,909	54.03	0.40	2,110,473	42.10	1.19	2,088,481	44.10	0.84

Money market accounts	1,561,496	27.42	0.92	1,370,038	27.33	2.03	1,164,505	24.59	1.61

Certificate of deposit accounts	1,167,865	18.55	1.55	1,532,440	30.57	2.29	1,483,026	31.31	1.91
Total deposits	$5,163,270	100.00%	0.82%	$5,012,951	100.00%	1.76%	$4,736,012	100.00%	1.36%

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

The Company uses interest rate swaps on borrowings to help mitigate the impact interest rate increases have on our cost of funds. At December 31, 2020 and 2019, the Company had forward interest rate swaps on borrowings totaling $1,021.5 million and $541.5 million, respectively. For the year ended December 31, 2020 and 2019, the interest rate swaps on borrowings had an average cost of 2.05% and 2.21%, respectively.

The average cost of borrowings was 1.97%, 2.31% and 2.16% for the years ended December 31, 2020, 2019 and 2018, respectively. The average balances of borrowings were $1,361.6 million, $1,251.5 million and $1,162.4 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2020	2019	2018

	(Dollars in thousands)
FHLB-NY Advances
Average balance outstanding	$1,147,364	$1,133,025	$1,046,504
Maximum amount outstanding at any month end during the period	1,498,059	1,334,304	1,137,318
Balance outstanding at the end of period	797,201	1,118,528	1,134,994
Weighted average interest rate during the period	1.87%	2.06%	1.77%
Weighted average interest rate at end of period	0.56	1.85	2.09

Other Borrowings
Average balance outstanding	$214,195	$118,427	$115,925
Maximum amount outstanding at any month end during the period	419,715	152,224	115,849
Balance outstanding at the end of period	223,694	118,703	115,849
Weighted average interest rate during the period	6.18%	4.74%	5.66%
Weighted average interest rate at end of period	2.78	5.06	5.59

Total Borrowings
Average balance outstanding	$1,361,559	$1,251,452	$1,162,429
Maximum amount outstanding at any month end during the period	1,617,582	1,452,490	1,250,843
Balance outstanding at the end of period	1,020,895	1,237,231	1,250,843
Weighted average interest rate during the period	1.97%	2.31%	2.16%
Weighted average interest rate at end of period	1.05	2.16	2.41

Subsidiary Activities

At December 31, 2020, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had three wholly owned subsidiaries: FSB Properties Inc., Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

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

Human Capital

At December 31, 2020, we had 510 full-time employees and 20 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Oversight & Governance. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our Inclusion and Diversity program and initiatives. The Board of Directors is responsible for discussing evaluating and reviewing regular updates from management with regard to human capital matters. Our Board of Directors is comprised of diverse cultures ethnicity, and gender.

Learning and Development. The Company believes that it must find, develop and retain its employees. The Company invests in its employees by providing quality training and learning opportunities, promoting inclusion and diversity and upholding a high standard of ethics and respect for human rights.

Diversity, Equity & Inclusion. The Company is responsible for creating an equitable workplace ensuring diversity at the management and board levels. We pride ourselves on establishing a diverse workforce that serves our diverse customer base in the New York City metro area. At December 31, 2020, our employees were able to speak more than 20 different languages.

Total Rewards. The Company believes that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with a rich total rewards program which includes:

•Competitive base salaries;

•Incentive bonus opportunities;

•Equity ownership;

•401(k) plan;

•Healthcare and other insurance programs,

•Health savings and flexible spending accounts

•Paid time off;

• Family leave;

•Employee assistance program and,

•Tuition assistance.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 324,738 shares are available for future issuance under the 2014 Omnibus Plan at December 31, 2020.

For additional information concerning this plan, see “Note 12 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

The CARES Act

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic. On December 27, 2020, the CAA was signed into law, providing for, among other things, further suspension of the exception for loan modifications to not be classified as TDR if certain criteria are met, as described below. The CARES Act includes a provision for the Company to opt out of applying the TDR accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 31, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The CARES Act includes the Paycheck Protection Program (“PPP”), a program to aid small and medium- sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.

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

During these tumultuous times, we are actively assisting our customers by providing short-term forbearances in the form of deferrals of interest, principal and/or escrow for terms ranging from one to twelve months. At December 31, 2020, we had 134 active forbearances for loans with an aggregate outstanding loan balance of approximately $364.4 million resulting in total deferment of $23.6 million in principal, interest and escrow. Given the pandemic and current economic environment, we continue to work with our customers to modify loans. We actively participated in the PPP, closing $111.6 million of these loans through December 31, 2020. We are one of nine banks in the State of New York participating in the Main Street Lending Program. We are also a proud participant in the FHLBNY Small Business Recovery Grant Program, helping our customers and communities navigate through the current environment.

Impact on Our Financial Statements and Results of operations

Financial institutions are dependent upon the ability of their loan customers to meet their loan obligations and the availability of their workforce and vendors. Early in the second quarter of 2020, shelter-at-home mandates and other remediation from the COVID-19 pandemic were enacted. The pandemic and these remediation measures have directly impacted the communities we serve, where commercial activity decreased significantly. As of December 31, 2020, that commercial activity had improved but not returned to pre-pandemic levels. This continuing impact on commercial activity may have continuing adverse results, including on our customers’ ability to meet their obligations to us.

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

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer currently is 2.5%. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2020, the Company and the Bank meet all capital adequacy requirements under the Basel III Capital Rules.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

The Economic Growth, Regulatory Relief, and Consumer Protection Act (The “Economic Growth Act”), which was signed into law on May 24, 2018, scales back certain requirements of the Dodd-Frank Act and provides other regulatory relief. Title II of the Economic Growth Act provides regulatory relief to community banks, which are generally characterized in the statute as banking organizations with less than $10 billion in total consolidated assets and with limited trading activities. The Economic Growth Act required the federal banking agencies to develop a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A financial institution can elect to be subject to this new definition. The federal banking agencies, including the FDIC, have issued a rule pursuant to the Economic Growth Act to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 8% that such institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies in August 2020 issued a final rule to set the community bank leverage ratio at 8% beginning in the second calendar quarter of 2020 through the end of 2020.

Beginning in 2021, the community bank leverage ratio increased to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. If an election to use the community bank leverage ratio capital framework is made, a bank with less than $10 billion in assets with capital exceeding 8% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of December 31, 2020, the Bank had elected not to be subject to this new definition. See “FDIC Regulations – Prompt Corrective Regulatory Action.”

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations. At December 31, 2020, the Bank’s largest aggregate amount of loans to one borrower was $87.8 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

FDIC Regulations

Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as a “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance-sheet items to risk-weighted categories ranging from 0% to 1250%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

Investment Activities. Since the enactment of FDICIA, all state-chartered financial institutions, including commercial banks and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type, and in the amount, authorized for national banks. State law, FDICIA, and FDIC regulations permit certain exceptions to these limitations. In addition, the FDIC is authorized to permit institutions to engage in state-authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the insurance fund. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

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

Insurance of Deposit Accounts. The Dodd-Frank Act made permanent the standard maximum amount of FDIC deposit insurance at $250,000 per depositor. In addition, the deposits of the Bank are insured up to applicable limits by the DIF. In this regard, insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 1.5 to 40 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that would lead to termination of the deposit insurance for the Bank.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2020, the Bank was required to maintain $43.4 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). At December 31, 2020, the Company’s consolidated capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

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

Data Privacy

Federal and state law contains extensive consumer privacy protection provisions. The GLBA requires financial institutions to periodically disclose their privacy practices and policies relating to sharing such information and enable retail customers to opt out of the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

Cybersecurity

The Cybersecurity Information Sharing Act (the “CISA”) is intended to improve cybersecurity in the U.S. through sharing of information about security threats between the U.S. government and private sector organizations, including financial institutions such as the Bank. The CISA also authorizes companies to monitor their own systems, notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from potential cyber-attacks.

Federal Restrictions on Acquisition of the Company

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company, the Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company, the ability to control in any manner the election of a majority of the Company’s directors, or the power to exercise a controlling influence over the management or policies of the Company. Under the BHCA, an existing bank holding company would be required to obtain the FRB’s approval before acquiring more than 5% of the Company’s voting stock. See “Holding Company Regulation” earlier in this report.

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

The COVID-19 Pandemic Has Significantly Impacted Our Financial Condition and Results of Operations

The novel Coronavirus Disease 2019 ("COVID-19") pandemic has adversely affected us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects could be significant.

The COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements and observe social distancing. These actions, together with responses to the pandemic by businesses and individuals, have resulted in reduced commercial and consumer activity, temporary and potentially permanent closures of many businesses that have led to loss of revenues and increased unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the regions and markets in which we conduct our business and the demand for our products and services.

Business and consumer customers of Flushing Bank are experiencing varying degrees of financial distress, which has adversely affected the ability of some of them to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn has influenced the recognition of credit losses in our loan portfolios and has impacted our allowance for credit losses, particularly as businesses remain closed and as some customers draw on their lines of credit or seek additional loans. These developments as a consequence of the COVID-19 pandemic materially impact our business and the businesses of our customers and are expected to continue to have a material adverse effect on our financial results for 2021.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible, reducing in-person meetings and implementing business continuity plans and protocols to the extent appropriate.

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

Although vaccine programs addressing COVID-19 have commenced, it is not possible to accurately predict when or the extent to which normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen. Particular concerns referenced above include:

Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about COVID-19 has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. Furthermore, in an effort to support our communities during the pandemic, we have participated in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses were made and those loans are subject to the regulatory requirements that could require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under a PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding that loan at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. During its course, the COVID-19 pandemic has increased economic and demand uncertainty. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19.

Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of multi-family residential loans, commercial business loans and commercial real estate mortgage loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. Our interest rate risk is exacerbated in the short term by the fact that approximately 81% of our certificates of deposit accounts and borrowings will reprice or mature during the next year.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2020, our gross loan portfolio was $6,701.6 million, of which 78.0% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($2,534.0 million), commercial real estate ($1,754.8 million) and one-to-four family mixed-use property ($603.0 million), which combined represent 72.9% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, commercial business loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

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

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $1.1 billion, or 17.5% of total deposits, and $388.8 million, or 7.7% of total deposits, in brokered deposit accounts at December 31, 2020 and 2019, respectively. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2020 and 2019, reciprocal deposits totaled $735.4 million and $805.6 million, respectively. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also at times utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, we place a portion of our government deposits in an ICS money market or ICS demand product, which prior to 2018 was considered a brokered deposit, does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The Bank had $720.1 million in brokered demand accounts and $102.9 million brokered money market accounts at December 31, 2020. The Bank had $145.0 million in brokered demand accounts and no brokered money market accounts at December 31, 2019.

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

Many factors could require additions to the ACL in future periods above those currently maintained. These factors include, but not limited to: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of our loan collateral, and (4) future review and evaluation of our loan portfolio, internally or by regulators. The amount of the ACL at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions, prevailing interest rates and other factors. See “Business — General — Allowance for Credit Losses” in Item 1 of this Annual Report.

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

Changes in Laws and Regulations Could Adversely Affect Our Business

From time to time, legislation, such as the Dodd-Frank Act, is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies. There can be no assurance as to the impact that any laws, regulations or governmental programs that may be introduced or implemented in the future will have on the financial markets and the economy, any of which could adversely affect our business. For a discussion of regulations affecting us, see “Business —Regulation” and “Business—Federal, State and Local Taxation” in Item 1 of this Annual Report.

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

The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $8.0 billion, as a best practice, we completed these tests. As of December 31, 2020, under all stress scenarios, we remained well capitalized per current regulations. See “Regulation.” At the New York State level, the Company and the Bank are subject to extensive supervision, regulation and examination by the NYDFS and the FDIC. Such regulation limits the manner in which the Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Failure to comply with applicable laws and regulations could subject the Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company and Bank.

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

In addition, in 2017, the NYDFS established comprehensive cybersecurity requirements for financial services companies, including us. See Regulation – New York State Law and Cybersecurity.

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

Uncertainty surrounding the elimination of LIBOR and the proposed transition to SOFR may adversely affect our business

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). Subsequent announcements have delayed the potential date for certain LIBOR tenors until June 30, 2023. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, there is still uncertainty around how quickly different alternative rates will develop sufficient liquidity and industry-wide usage, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risks. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, systems, contracts, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation and potentially introduce additional legal risks. As of December 31, 2020, we have exposure to approximately $2.5 billion of financial assets and liabilities, including off-balance sheet instruments, which are LIBOR-based. We do not yet know whether, and if so the extent to which, the elimination of LIBOR will have any material impact on these instruments.

The Ultimate Success of Integrating Empire into the Company’s operations cannot be assured and the anticipated benefits and cost savings of the merger may not be fully realized

Although the merger has been completed, the ultimate success of the merger will depend, in part, on the Company’s ability to finalize the integration of the businesses of the Company and Empire in a manner that permits growth opportunities and cost savings to be realized. As with any merger of financial institutions, there can be no assurances that the merger and the integration processes will ultimately be successful nor that the anticipated benefits and cost savings of the merger will be fully realized. In the longer term, as the Company continues to integrate Empire’s legacy business into the Company’s business, the actual cost savings of the merger could be less than anticipated.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At December 31, 2020, the Bank conducted its business through 25 full-service offices and its Internet Branch. The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2020, we had approximately 928 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2020:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2020	—	$—	—	284,806
November 1 to November 30, 2020	—	—	—	284,806
December 1 to December 31, 2020	—	—	—	284,806
Total	—	—	—

On February 27, 2018, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. During the years ended December 31, 2020 and 2019, the Company repurchased 142,405 shares and 40,000 shares, respectively, of the Company’s common stock at an average cost of $16.45 per share and $19.28 per share, respectively. At December 31, 2020, 284,806 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2020:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved by security holders	—	$—	324,738

Equity compensation plans not approved by security holders	—	—	—

	—	$—	324,738

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2015 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite. The comparative published industry indices chosen were the SNL Bank $5 Billion to $10 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. The SNL Mid-Atlantic Bank Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Bank $5 Billion to $10 Billion in Assets Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

Flushing Financial Corporation

Total Return Performance
300
250
200
150
100
50
Index Value
Flushing Financial Corporation
NASDAQ Composite Index
SNL Bank $5B-$10B Index
SNL Mid-Atlantic Bank Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

The total return assumes $100 invested on December 31, 2015 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2020. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Flushing Financial Corporation	100.00	139.93	134.42	108.58	113.34	92.83
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank $5B-$10B Index	100.00	143.27	142.73	129.17	160.06	145.37
SNL Mid-Atlantic Bank Index	100.00	127.10	155.78	133.10	189.29	168.47

Item 6.    Selected Financial Data.

At or for the years ended December 31,	2020	2019	2018	2017	2016

	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$7,976,394	$7,017,776	$6,834,176	$6,299,274	$6,058,487
Loans, net	6,659,521	5,750,455	5,530,539	5,156,648	4,813,464
Securities held to maturity	57,832	58,888	32,018	30,886	37,735
Securities available for sale	647,974	772,500	822,655	738,354	861,381
Deposits	6,136,355	5,066,424	4,960,784	4,383,278	4,205,631
Borrowed funds	1,020,895	1,237,231	1,250,843	1,309,653	1,266,563
Total stockholders' equity	618,997	579,672	549,464	532,608	513,853
Book value per common share (1)	$20.11	$20.59	$19.64	$18.63	$17.95

Selected Operating Data
Interest and dividend income	$264,327	$278,956	$256,998	$234,585	$220,997
Interest expense	69,128	117,016	89,592	61,478	53,911
Net interest income	195,199	161,940	167,406	173,107	167,086
Provision for loan losses	23,129	2,811	575	9,861	—
Net interest income after provision for loan losses	172,070	159,129	166,831	163,246	167,086
Non-interest income:
Net (losses) gains on sales of securities and loans	(701)	855	(1,752)	417	2,108
Net gains on sales of building	—	—	—	—	48,018
Net gains on sales of assets	—	770	1,141	—	—
Net loss from fair value adjustments	(2,142)	(5,353)	(4,122)	(3,465)	(3,434)
Other income	13,886	13,199	15,070	13,410	10,844
Total non-interest income	11,043	9,471	10,337	10,362	57,536
Non-interest expense	137,931	115,269	111,683	107,474	118,603
Income before income tax provision	45,182	53,331	65,485	66,134	106,019
Income tax provision	10,508	12,052	10,395	25,013	41,103
Net income	$34,674	$41,279	$55,090	$41,121	$64,916

Basic earnings per common share (2)	$1.18	$1.44	$1.92	$1.41	$2.24
Diluted earnings per common share (2)	$1.18	$1.44	$1.92	$1.41	$2.24
Dividends declared per common share	$0.84	$0.84	$0.80	$0.72	$0.68
Dividend payout ratio	71.2%	58.3%	41.7%	51.1%	30.4%

(Footnotes on the following page)

At or for the years ended December 31,	2020		2019		2018		2017		2016

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.48%		0.59%		0.85%		0.66%		1.10%
Return on average equity	5.98		7.35		10.30		7.75		13.07
Average equity to average assets	7.97		8.08		8.22		8.53		8.40
Equity to total assets	7.76		8.26		8.04		8.46		8.48
Interest rate spread	2.70		2.25		2.54		2.81		2.86
Net interest margin	2.85		2.47		2.72		2.94		2.97
Non-interest expense to average assets	1.90		1.66		1.72		1.73		2.01
Efficiency ratio	58.69		63.89		62.12		57.90		59.64
Average interest-earning assets to average interest-bearing liabilities	1.16	x	1.12	x	1.12	x	1.12	x	1.12	x

Regulatory capital ratios: (3)
Tier 1 leverage capital (well capitalized = 5%)	9.27%		9.65%		9.85%		10.11%		10.12%
Common equity tier 1 risk-based capital (well capitalized = 6.5%)	11.65		13.02		13.28		13.87		14.12
Tier 1 risk-based capital (well capitalized =8%)	11.65		13.02		13.28		13.87		14.12
Total risk-based capital (well capitalized =10%)	12.30		13.43		13.70		14.31		14.64

Asset quality ratios:
Non-performing loans to gross loans (4)	0.31%		0.23%		0.29%		0.35%		0.44%
Non-performing assets to total assets (5)	0.26		0.19		0.24		0.29		0.36
Net charge-offs (recoveries) to average loans	0.06		0.04		—		0.24		(0.02)
Allowance for loan losses to gross loans	0.67		0.38		0.38		0.39		0.46
Allowance for loan losses to total non-performing assets (5)	213.91		160.73		128.60		112.23		101.28
Allowance for loan losses to total non-performing loans (4)	214.27		164.05		128.87		112.23		103.80

Full-service customer facilities	25		20		19		18		19
(1)	Calculated by dividing stockholders’ equity by shares outstanding.
(2)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.
(3)	Represents the Bank’s capital ratios, which exceeded all minimum regulatory capital requirements during the periods presented.
(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.
(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. Discussion and analysis of our 2018 fiscal year specifically, as well as the year-over-year comparison of our 2019 financial performance to 2018, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, which is available on our investor relations website at www.flushingbank.com and the SEC’s website at www.sec.gov.

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

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

●	manage cost of funds and continue to improve funding mix;
●	resume historical loan growth while achieving appropriate risk adjusted returns;
●	enhance earnings power by improving scalability and efficiency;
●	manage credit risk;
●	remain well capitalized;
●	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community;
●	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Manage cost of funds and continue to improve funding mix. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have built multi-channel deposit gathering capabilities. In addition to our full-service branches we gather deposits through our Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2020 and 2019, total deposits at our Internet Branch were $221.7 million and $314.0 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2020 and 2019, total deposits in our government banking unit totaled $1,615.4 million and $1,265.1 million, respectively. Additionally, we have a business banking group which was designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2020 and 2019, deposits balances in the business banking group were $298.9 million and $281.7 million, respectively. We also obtain deposits through brokers and the CDARS® and ICS network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. During 2020, we realized an increase in due to depositors of $1,068.7 million, as core deposits increased $1,368.2 million and certificates of deposit decreased $299.5 million. The increase was primarily due to the acquisition of Empire.

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

Resume historical loan growth while achieving appropriate risk adjusted returns. During 2020, gross loans grew by $944.7 million, or 16.4% to $6.7 billion at December 31, 2020 from $5.8 billion at December 31, 2019. The increase was primarily driven by the Empire acquisition.

We have emphasized the strategic growth of multi-family residential mortgage loans, non-owner occupied commercial mortgage loans and floating rate commercial business loans. The commercial business and other loans have increased to 19.45% of the entire loan portfolio as of December 31, 2020 compared to 18.44% at December 31, 2019. In the multi-family portfolio, we allowed loans to prepay rather than refinance at a rate below our criteria. We no longer originate taxi medallion loans.

The following table shows loan originations and purchases during 2020, and loan balances as of December 31, 2020.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2020	Gross Loans

	(Dollars in thousands)
Multi-family residential	$212,729	$2,533,952	37.81%
Commercial real estate	191,852	1,754,754	26.18
One-to-four family ― mixed-use property	35,131	602,981	9.00
One-to-four family ― residential	21,805	245,211	3.66
Co-operative apartment	704	8,051	0.12
Construction	21,859	83,322	1.24
Small Business Administration	112,352	167,376	2.50
Taxi medallion	—	2,757	0.04
Commercial business and Other	407,682	1,303,225	19.45
Total	$1,004,114	$6,701,629	100.00%

At December 31, 2020, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 83.4% of our gross loans. We have repositioned our loan growth to reduce credit risk; however, our concentration in these types of loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Enhance earnings power by improving scalability and efficiency. We are improving scalability and efficiency by converting our branches to the Universal Banker model with our unique video banker service that gives customers face-to-face video chat access from 7am to 11pm daily via at our ATM terminals. The Universal Banker model provides customers with cutting-edge technology, including state-of-the-art ATMs and a higher-quality service experience, all while further reducing overall costs. We have been rolling this model out across our network as branches are renovated and new branches are opened. As of December 31, 2020, all Flushing locations were operating under the Universal Banker model, while the legacy Empire locations were not. In the branches that have been converted to the Universal Banker model, almost 50% of customer transactions were completed at our high powered ATMs. The Empire merger closed on October 30, 2020, adding $669.7 million in loans and $861.3 million in deposits, while recording only $1.5 million of goodwill. We completed our systems conversions in November 2020.

Manage credit risk. By adherence to our conservative underwriting standards, we have been able to minimize net losses from non-performing loans. We recorded net charge-offs of $3.6 million for the year ended December 31, 2020, compared to net charge-offs of $2.0 million for the year ended December 31, 2019. The net charge-offs recorded in 2020 were primarily due the economic deterioration resulting from the impact of COVID-19. We seek to minimize losses by adhering to our defined underwriting standards, which among other things generally requires a debt service coverage ratio of at least 125% and loan to value ratio of 75% or less. The loan to value for the real estate dependent loan portfolio was 38.0% and the average loan to value for non-performing loans collateralized by real estate was 30.5% at December 31, 2020. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 2 delinquent loans totaling $0.6 million, 11 delinquent loans totaling $13.0 million, and 12 delinquent loans totaling $8.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing loans totaled $21.1 million and $13.3 million at December 31, 2020 and 2019, respectively. Non-performing assets as a percentage of total assets were 0.26% and 0.19% at December 31, 2020 and 2019, respectively.

Remain well capitalized. The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $8.0 billion, as a best practice, we completed these tests. As of December 31, 2020, under all stress scenarios, we remained well capitalized per current regulations.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens is characterized with a high level of ethnic diversity. An important element of our strategy is to service multi-ethnic consumers and businesses. We have a particular presence and concentration in Asian communities, including in particular the Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 20 languages. We have an Asian advisory board to help broaden our links to the community by providing guidance and fostering awareness of our active role in the local community. In the fourth quarter of 2020, we completed our acquisition of Empire, which expanding our branch footprint in Long Island. As of December 31, 2020, we had six branches which have a particular focus on the Asian community, of which four are in the borough of Queens, one is in the borough of Manhattan and one on Long Island, with deposits and loans totaling in excess of $900 million and $650 million, respectively, in these locations.

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

Loan originations and purchases were $1,004.1 million, $1,162.3 million and $1,250.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. While we primarily rely on originating our own loans, we purchased $193.3 million, $221.2 million and $294.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2020, the allocation of our loan portfolio has remained fairly consistent with a steady increase in non-mortgage loans. The majority of our loans are collateralized by real estate, which comprised 78.0% of our portfolio at December 31, 2020 compared to 81.3% at December 31, 2019 and 83.8% at December 31, 2018, while non-mortgage loans comprised 22.0% of our portfolio at December 31, 2020, compared to 18.7% at December 31, 2019 and 16.2% at December 31, 2018.

Due to depositors increased $1,068.7 million, $106.1 million and $575.3 million in 2020, 2019 and 2018, respectively. Lower-costing core deposits increased $1,368.2 million, $231.5 million and $363.9 million in 2020, 2019 and 2018, respectively. Higher-costing certificates of deposit decreased $299.5 million during 2020 compared to a decrease of $125.4 million in 2019 and an increase of $211.4 million during 2018. Brokered deposits represented 17.5%, 7.7% and

6.1% of total deposits at December 31, 2020, 2019 and 2018, respectively. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2020, 2019 and 2018, reciprocal deposits totaled $735.4 million, $805.6 million and $685.3 million, respectively.

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

Net interest income increased $33.3 million, or 20.5%, to $195.2 million for the twelve months ended December 31, 2020 from $161.9 million for the prior year, as a 38 basis points increase in the net interest margin to 2.85% for the twelve months ended December 31, 2020 was coupled with balance sheet growth. The increase in the net interest margin for 2020 was primarily due to a decrease in our funding costs resulting from the Federal Reverse lowering rates, partially offset by a decrease in the yield of our interest-earning assets. The decrease in the yield of our interest earning assets was primarily due to loans being both originated and repriced at lower rates. During 2020, the cost of borrowed funds decreased 34 basis points to 1.97% from 2.31% in the comparable period while the cost of interest-bearing deposits decreased 99 basis points to 0.92% from 1.91% for the prior year. The cost of money market, NOW and certificates of deposits accounts decreased 111 basis points, 106 basis points and 74 basis points, respectively, for the twelve months ended December 31, 2020 from the prior year. The cost of deposits decreased as we decreased the rates we pay resulting from Federal Reverse lowering rates.

We are unable to predict the direction or timing of future interest rate changes. Approximately 81% of our certificates of deposit accounts and borrowings will reprice or mature during the next year. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income.

On October 30, 2020, the Company completed its acquisition of 100% of the outstanding voting and non-voting shares of Empire. The shareholders of Empire received total consideration of $87.5 million which consisted of $54.8 million in cash and 2,557,028 shares of Flushing Financial Corporation common stock. The combined company has $8.0 billion in assets, $6.7 billion in loans, $6.1 billion in deposits, and 25 branches in Queens, Brooklyn, Manhattan, and on Long Island.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2020 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 3% to 50%, depending on the contractual rate of interest and the underlying collateral. NOW Accounts, money market accounts and savings accounts were assumed to have withdrawal or “run-off” rates of 19%, 13% and 9%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2020
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total

	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$398,880	$739,143	$1,977,759	$1,269,186	$701,280	$142,023	$5,228,271
Other loans	640,296	145,797	233,217	170,733	281,713	—	1,471,756
Short-term securities (1)	133,683	—	—	—	—	—	133,683
Securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	49,918	49,918
Other	326	979	2,612	2,612	1,385	—	7,914
Securities available for sale:
Mortgage-backed securities	48,071	49,672	123,042	79,097	78,795	25,783	404,460
Other	240,657	—	—	—	—	2,857	243,514
Total interest-earning assets	1,461,913	935,591	2,336,630	1,521,628	1,063,173	220,581	7,539,516

Interest-Bearing Liabilities
Savings accounts	4,762	14,285	29,008	21,663	98,465	—	168,183
NOW accounts	852,230	136,200	169,664	110,553	1,054,525	—	2,323,172
Money market accounts	110,179	70,303	119,890	86,303	1,295,670	—	1,682,345
Certificate of deposit accounts	477,323	445,912	197,213	17,882	31	—	1,138,361
Mortgagors' escrow deposits	—	—	—	—	—	45,622	45,622
Borrowings	657,997	170,086	185,064	7,748	—	—	1,020,895
Total interest-bearing liabilities (2)	$2,102,491	$836,786	$700,839	$244,149	$2,448,691	$45,622	$6,378,578

Interest rate sensitivity gap	$(640,578)	$98,805	$1,635,791	$1,277,479	$(1,385,518)	$174,959	$1,160,938
Cumulative interest-rate sensitivity gap	$(640,578)	$(541,773)	$1,094,018	$2,371,497	$985,979	$1,160,938	—
Cumulative interest-rate sensitivity gap as a percentage of total assets	(8.03)%	(6.79)%	13.72%	29.73%	12.36%	14.55%	—
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	69.53%	81.57%	130.05%	161.05%	115.57%	118.20%	—
(1)	Consists of interest-earning deposits.
(2)	Does not include non-interest bearing demand accounts totaling $435.1 million at December 31, 2020.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2020. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2020, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
	Net Interest Income		Net Portfolio Value		Value Ratio
Change in Interest Rate	2020	2019	2020	2019	2020	2019
-200 basis points	0.86%	12.94%	1.77%	35.61%	9.76%	12.93%
-100 basis points	2.71	6.08	6.55	14.10	10.27	11.30
Base interest rate	—	—	—	—	9.93	10.22
+100 basis points	(6.87)	(6.63)	(15.66)	(9.28)	8.67	9.52
+200 basis points	(13.54)	(13.58)	(24.55)	(18.12)	7.98	8.82

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2020				2019				2018
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)(2)	$4,798,232	$202,722	4.22%		$4,609,439	$203,440	4.41%		$4,494,210	$193,186	4.30%
Other loans, net (1)(2)	1,207,715	45,431	3.76		1,011,594	48,304	4.78		822,758	39,533	4.80
Total loans, net	6,005,947	248,153	4.13		5,621,033	251,744	4.48		5,316,968	232,719	4.38
Taxable securities:
Mortgage-backed securities	450,065	8,730	1.94		572,223	15,468	2.70		539,771	15,065	2.79
Other securities	249,533	5,178	2.08		243,324	8,102	3.33		140,461	4,658	3.32
Total taxable securities	699,598	13,908	1.99		815,547	23,570	2.89		680,232	19,723	2.90
Tax-exempt securities: (3)
Other securities	56,530	2,419	4.28		60,971	2,580	4.23		121,412	4,261	3.51
Total tax-exempt securities	56,530	2,419	4.28		60,971	2,580	4.23		121,412	4,261	3.51
Interest-earning deposits and federal funds sold	100,723	355	0.35		84,922	1,604	1.89		75,636	1,190	1.57
Total interest-earning assets	6,862,798	264,835	3.86		6,582,473	279,498	4.25		6,194,248	257,893	4.16
Other assets	413,224				365,408				310,350
Total assets	$7,276,022				$6,947,881				$6,504,598

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$176,443	495	0.28		$198,374	1,378	0.69		$233,392	1,370	0.59
NOW accounts	1,603,402	9,309	0.58		1,434,440	23,553	1.64		1,407,945	15,896	1.13
Money market accounts	1,561,496	14,368	0.92		1,370,038	27,819	2.03		1,164,505	18,707	1.61
Certificate of deposit accounts	1,167,865	18,096	1.55		1,532,440	35,078	2.29		1,483,026	28,310	1.91
Total due to depositors	4,509,206	42,268	0.94		4,535,292	87,828	1.94		4,288,868	64,283	1.50
Mortgagors' escrow accounts	70,829	44	0.06		70,209	229	0.33		66,255	214	0.32
Total interest-bearing deposits	4,580,035	42,312	0.92		4,605,501	88,057	1.91		4,355,123	64,497	1.48
Borrowings	1,361,559	26,816	1.97		1,251,452	28,959	2.31		1,162,429	25,095	2.16
Total interest-bearing liabilities	5,941,594	69,128	1.16		5,856,953	117,016	2.00		5,517,552	89,592	1.62
Non interest-bearing demand deposits	583,235				407,450				380,889
Other liabilities	171,126				122,189				71,422
Total liabilities	6,695,955				6,386,592				5,969,863
Equity	580,067				561,289				534,735
Total liabilities and equity	$7,276,022				$6,947,881				$6,504,598

Net interest income / net interest rate spread (4)		$195,707	2.70%			$162,482	2.25%			$168,301	2.54%

Net interest-earning assets / net interest margin (5)	$921,204		2.85%		$725,520		2.47%		$676,696		2.72%

Ratio of interest-earning assets to interest-bearing liabilities			1.16	X			1.12	X			1.12	X
(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.3 million, $2.0 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, it includes net losses from fair value adjustments in qualifying hedges of $1.2 million and $1.7 million for December 31, 2020 and 2019; and none for the years ended December 31, 2018.
(3)	Interest and yields are calculated on the tax equivalent basis using statutory federal income tax rate of 21% for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income for the years ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$8,187	$(8,905)	$(718)	$5,133	$5,121	$10,254
Other loans, net	8,456	(11,329)	(2,873)	8,938	(167)	8,771
Mortgage-backed securities	(2,906)	(3,832)	(6,738)	895	(492)	403
Other securities	201	(3,125)	(2,924)	3,430	14	3,444
Tax-Exempt securities	(190)	29	(161)	(2,428)	747	(1,681)
Interest-earning deposits and federal funds sold	254	(1,503)	(1,249)	156	258	414
Total interest-earning assets	14,002	(28,665)	(14,663)	16,124	5,481	21,605

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(138)	(745)	(883)	(215)	223	8
NOW accounts	2,492	(16,736)	(14,244)	306	7,351	7,657
Money market accounts	3,453	(16,904)	(13,451)	3,677	5,435	9,112
Certificate of deposit accounts	(7,201)	(9,781)	(16,982)	971	5,797	6,768
Mortgagors' escrow accounts	2	(187)	(185)	10	5	15
Borrowings	2,382	(4,525)	(2,143)	2,026	1,838	3,864
Total interest-bearing liabilities	990	(48,878)	(47,888)	6,775	20,649	27,424

Net change in net interest income	$13,012	$20,213	$33,225	$9,349	$(15,168)	$(5,819)

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

General. Net income for the twelve months ended December 31, 2020 was $34.7 million, a decrease of $6.6 million, or 16.0%, compared to $41.3 million for the twelve months ended December 31, 2019. Diluted earnings per common share were $1.18 for the twelve months ended December 31, 2020, a decrease of $0.26, or 18.06%, from $1.44 for the twelve months ended December 31, 2019. Return on average equity decreased to 5.98% for the twelve months ended December 31, 2020, from 7.35% for the prior year. Return on average assets decreased to 0.48% for the twelve months ended December 31, 2020 from 0.59% for the prior year.

Interest Income. Interest income decreased $14.6 million, or 5.24%, to $264.3 million for the year ended December 31, 2020 from $279.0 million for the year ended December 31, 2019. The decrease in interest income was primarily due to a decrease of 39 basis points in the yield of interest-earning assets to 3.86% for the year ended December 31, 2020 from 4.25% for the year ended December 31, 2019, partially offset by an increase of $280.3 million in the average balance of interest-earning assets to $6,862.8 million for the year ended December 31, 2020 from $6,582.5 million for the year ended December 31, 2019. The 39 basis point decrease in the yield of interest-earning assets was primarily due to a 35 basis point decrease in the yield on total loans to 4.13% for the twelve months ended December 31, 2020 from 4.48% from December 31, 2019 combined with a 82 basis point decrease in the yield of total securities to 2.16% for the year ended December 31, 2020 from 2.98% for the year ended December 31, 2019. The yield on the loan portfolio, excluding prepayment penalty income, decreased 34 basis points to 4.09% for the twelve months ended December 31, 2020 from 4.43 % for the twelve months ended December 31, 2019.

Interest Expense. Interest expense decreased $47.9 million, or 40.92%, to $69.1 million for the year ended December 31, 2020 from $117.0 million for the year ended December 31, 2019. The decrease in interest expense was primarily due to a decrease of 84 basis points in the average cost of interest-bearing liabilities to 1.16% for the year ended December 31, 2020 from 2.00% for the year ended December 31, 2019. The 84 basis point decrease in the cost of interest-bearing liabilities was primarily due to the Company’s quick response to the Federal Reserve lowering rates.

Net Interest Income. Net interest income for the year ended December 31, 2020 totaled $195.2 million, an increase of $33.3 million, or 20.54%, from $161.9 million for 2019. The increase in net interest income was primarily due to a 45 basis point increase in the net interest spread to 2.70% for the twelve months ended December 31, 2020 from 2.25% for the prior year. The yield on interest-earning assets decreased 39 basis points to 3.86% for the year ended December 31, 2020, from 4.25% for the year ended December 31, 2019, and the cost of interest-bearing liabilities decreased 84 basis points to 1.16% for the year ended December 31, 2020 from 2.00% for the prior year. The net interest margin increased 38 basis points to 2.85% for the year ended December 31, 2020 from 2.47% for the year ended December 31, 2019. Excluding prepayment penalty income, the net interest margin would have been 2.81% and 2.42% for the years ended December 31, 2020 and 2019, respectively.

Provision for Credit Losses. Provision for credit losses of $23.1 million was recorded for the year ended December 31, 2020, compared to $2.8 million during the prior year. The provision was primarily the result of economic deterioration resulting from the impact of COVID-19. During the twelve months ended December 31, 2020, non-accrual loans increased $5.5 million to $18.3 million from $12.8 million at December 31, 2019. During the twelve months ended December 31, 2020, the Bank recorded net charge-offs totaling $3.6 million. The average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.5% at December 31, 2020. The Bank continues to maintain conservative underwriting standards. We anticipate that we will continue to see low loss content in our loan portfolio.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2020 was $11.0 million, an increase of $1.6 million, or 16.60%, from $9.5 million for the twelve months ended December 31, 2019. Non-interest income increased primarily due to a decrease in net losses from fair value adjustments of $3.2 million, partially offset by a decrease of $1.6 million in net gains from the sale of assets and loans for the year ended December 31, 2020 compared to the prior year.

Non-Interest Expense. Non-interest expense was $137.9 million for the twelve months ended December 31, 2020, an increase of $22.7 million, or 19.66%, from $115.3 million for the twelve months ended December 31, 2019. The increase in non-interest expense was primarily due to the year ended December 31, 2020 including $8.7 million in merger expenses and $7.8 million in prepayment penalties from the early extinguishment of FHLB borrowings combined with increases in salaries and employee benefits and occupancy and equipment expense due to the growth of the Bank.

Income Tax Provisions. Income tax expense for the year ended December 31, 2020 decreased $1.5 million, or 12.81%, to $10.5 million, compared to $12.1 million for the year ended December 31, 2019. The decrease was primarily due to the $8.1 million decrease in income before income taxes for the year ended December 31, 2020 compared to the prior year. The effective tax rate for the year ended December 31, 2020 was 23.3% compared to 22.7% for the year ended December 31, 2019.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018 (1)

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2020, the Bank was able to borrow up to $3,568.0 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2020, the Bank had $1,652.6 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2020, the Bank also has unsecured lines of credit with other commercial banks totaling $618.0 million, with no outstanding amount. In addition, the Holding Company has subordinated debentures with a principal balance totaling $90.3 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $43.1 million (which are both included in Borrowed Funds). (See Note 10 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $157.4 million, an increase of $107.6 million from December 31, 2019. We also held marketable securities available for sale with a market value of $648.0 million at December 31, 2020.

At December 31, 2020, we had commitments to extend credit (principally real estate mortgage loans) of $62.4 million and open lines of credit for borrowers (principally business lines of credit and home equity loan lines of credit) of $411.7 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and non-interest expense in 2020 were $69.1 million and $137.9 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen to future retirees as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2020, we incurred cash expenditures of $0.1 million for each of the medical and life insurance plans and the non-employee director plan. We did not make a contribution to the employee pension plan in 2020. We expect to pay similar amounts for these plans in 2021. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

(1) – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, which is available on our investor relations website at www.flushingbank.com and the SEC’s website at www.sec.gov.

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the FTSE Pension Discount Curve (formerly the Citigroup Pension Liability Index), and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 2.18% for 2020. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2020, our employee pension plan had an unrecognized loss of $1.8 million and the medical and life insurance plan had an unrecognized loss of $1.3 million. At December 31, 2020, the non-employee director plan had an unrecognized gain of $0.3 million due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s and medical and life insurance plan’s unrecognized losses are primarily attributed to the reduction in the discount rate. In addition, the medical and life insurance plan has a $0.1 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive loss in stockholders’ equity, resulting in a reduction of stockholders’ equity of $0.9 million as of December 31, 2020.

The change in the discount rate, the pension plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of the three years ended December 31, 2020. During the years ended December 31, 2020, 2019 and 2018, the actual return on the employee pension plan assets was approximately 311%, 372% and 94%, respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $27.7 million at December 31, 2020, which is $3.5 million more than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2020, funds were provided by the Company’s investing activities and operating activities which amounted to $93.1 million and $71.3 million, respectively and were used for financing activities totaling $56.8 million. The Company’s primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties). During the year ended December 31, 2020, the net total of loan originations and purchases less loan repayments and sales was $241.1 million. During the year ended December 31, 2020, the Company also purchased $217.4 million in securities and used $54.8 million to fund the purchase of Empire. During 2020, funds were provided by a net increase of $208.5 million in total deposits and $215.4 million in long-term borrowings. Additionally, funds were provided by $504.5 million in proceeds from maturities, sales, calls and prepayments of securities and $86.3 million provided by the acquisition of Empire. The Company also used funds of $452.0 million, $24.8 million and $3.9 million for the repayment of long-term borrowed funds, dividend payments and treasury stock, respectively, during the year ended December 31, 2020.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2020 was $0.4 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The Holding Company is subject to the same regulatory restrictions on the declaration of dividends as the Bank.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2020 and 2019, the Bank and the Company exceeded each of their four regulatory capital requirements. (See Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Allowance for Loan Losses. An allowance for loan losses (“ALL”) is provided to absorb probable estimated losses inherent in the loan portfolio. Management reviews the adequacy of the ALL by reviewing individual loans when it has disparate risk characteristics from the rest of the loan portfolio. These loans include non-accrual and TDR loans, while the remainder of the portfolio is grouped by categories with similar risk characteristics. The amount of the ALL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes Judgment is required to determine how many years of historical loss experience are to be included when reviewing historical loss experience. A full credit cycle must be used, or loss estimates may be inaccurate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The quantitative allowance is calculated using a number of inputs and assumptions. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and GAAP. The results of this process, support management’s assessment as to the adequacy of the ALL at each balance sheet date.

Notwithstanding the judgment required in assessing the components of the ALL, the Company believes that the ALL is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements. See Notes 2 and 4 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

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

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as available for sale and held-to-maturity, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. See Notes 2, 7 and 20 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

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

As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. See Notes 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

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

The Company also recognizes deferred tax assets and liabilities for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on evidence available at the time the estimate is made. These estimates can be affected by changes to tax laws, statutory tax rates, and future income levels. See Notes 2 and 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Borrowings	$1,020,895	$835,831	$185,064	$—	$—
Deposits	6,136,355	5,921,229	197,213	17,882	31
Loan commitments	474,028	474,028	—	—	—
Operating lease obligations	67,240	8,757	17,877	17,059	23,547
Purchase obligations	17,430	7,651	6,924	2,378	477
Pension and other postretirement benefits	5,521	543	1,153	1,060	2,765
Deferred compensation plans	18,971	476	952	952	16,591
Total	$7,740,440	$7,248,515	$409,183	$39,331	$43,411

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. Borrowings with call provisions are included in the period of the next call date. We have the means to refinance these borrowings as they mature or are called through financing arrangements with the FHLB-NY and our ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Notes 10 and 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2020, we had commitments to extend credit and lines of credit of $474.0 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2020, the Bank had 25 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 62 and in Notes 20 and 21 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.    Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2020	2019

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$157,388	$49,787
Securities held-to-maturity:
Mortgage-backed securities (include assets pledged of $5,853 and $5,283 at December 31, 2020 and 2019, respectively; fair value of $8,991 and $8,114 at December 31, 2020 and 2019, respectively)	7,914	7,934
Other securities, net of allowance of $907 at December 31, 2020 (none pledged; fair value of $54,538 and $53,998 at December 31, 2020 and 2019, respectively)	49,918	50,954
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $264,968 and $212,038 at December 31, 2020 and 2019, respectively; $505 and $772 at fair value pursuant to the fair value option at December 31, 2020 and 2019, respectively)	404,460	523,849
Other securities (including assets pledged of $6,453 and none at December 31, 2020 and 2019, respectively; $13,998 and $13,548 at fair value pursuant to the fair value option at December 31, 2020 and 2019, respectively)	243,514	248,651
Loans, net of fees and costs	6,704,674	5,772,206
Less: Allowance for loan losses	(45,153)	(21,751)
Net loans	6,659,521	5,750,455
Interest and dividends receivable	44,041	25,722
Bank premises and equipment, net	28,179	28,676
Federal Home Loan Bank of New York stock, at cost	43,439	56,921
Bank owned life insurance	181,710	157,713
Goodwill	17,636	16,127
Other real estate owned, net	—	239
Core deposit intangibles	3,172	—
Right of Use Asset	50,743	41,254
Other assets	84,759	59,494
Total assets	$7,976,394	$7,017,776

Liabilities
Due to depositors:
Non-interest bearing	$778,672	$435,072
Interest-bearing	5,312,061	4,586,977
Total Due to depositors	6,090,733	5,022,049
Mortgagors' escrow deposits	45,622	44,375
Borrowed funds:
Federal Home Loan Bank advances	887,579	1,118,528
Subordinated debentures	90,180	74,319
Junior subordinated debentures, at fair value	43,136	44,384
Total borrowed funds	1,020,895	1,237,231
Operating lease liability	59,100	49,367
Other liabilities	141,047	85,082
Total liabilities	7,357,397	6,438,104

Commitments and contingencies (Note 17)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares and 31,530,595 shares issued at December 31, 2020 and 2019, respectively; 30,775,854 shares and 28,157,206 shares outstanding at December 31, 2020 and 2019, respectively)	341	315
Additional paid-in capital	261,533	226,691
Treasury stock, at average cost (3,311,769 shares and 3,373,389 shares at December 31, 2020 and 2019, respectively)	(69,400)	(71,487)
Retained earnings	442,789	433,960
Accumulated other comprehensive loss, net of taxes	(16,266)	(9,807)
Total stockholders' equity	618,997	579,672

Total liabilities and stockholders' equity	$7,976,394	$7,017,776

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2020	2019	2018

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$248,153	$251,744	$232,719
Interest and dividends on securities:
Interest	15,776	25,535	23,022
Dividends	43	73	67
Other interest income	355	1,604	1,190
Total interest and dividend income	264,327	278,956	256,998
Interest expense
Deposits	42,312	88,057	64,497
Other interest expense	26,816	28,959	25,095
Total interest expense	69,128	117,016	89,592
Net interest income	195,199	161,940	167,406
Provision for credit losses	23,129	2,811	575
Net interest income after provision for credit losses	172,070	159,129	166,831
Non-interest income
Banking services fee income	4,500	3,723	4,030
Net gain on sale of loans	48	870	168
Net loss on sale of securities	(701)	(15)	(1,920)
Net gain on sale of assets	—	770	1,141
Net loss from fair value adjustments	(2,142)	(5,353)	(4,122)
Federal Home Loan Bank of New York stock dividends	3,453	3,589	3,576
Life insurance proceeds	659	462	2,998
Bank owned life insurance	3,814	3,534	3,099
Other income	1,412	1,891	1,367
Total non-interest income	11,043	9,471	10,337
Non-interest expense
Salaries and employee benefits	74,228	67,765	64,560
Occupancy and equipment	12,134	11,328	10,079
Professional services	9,374	8,358	8,360
FDIC deposit insurance	2,676	869	2,115
Data processing	8,586	5,878	5,663
Depreciation and amortization of bank premises and equipment	6,212	5,930	5,792
Other real estate owned / foreclosure expense (benefit)	216	204	(94)
Net loss (gain) from sales of real estate owned	36	—	(27)
Prepayment penalty on borrowings	7,834	—	—
Other operating expenses	16,635	14,937	15,235
Total non-interest expense	137,931	115,269	111,683
Income before income taxes	45,182	53,331	65,485
Provision for income taxes
Federal	9,188	10,439	8,574
State and local	1,320	1,613	1,821
Total provision for income taxes	10,508	12,052	10,395
Net income	$34,674	$41,279	$55,090
Basic earnings per common share	$1.18	$1.44	$1.92
Diluted earnings per common share	$1.18	$1.44	$1.92

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2020	2019	2018

	(in thousands)

Net income	$34,674	$41,279	$55,090
Other comprehensive income (loss), net of tax:
Amortization of prior service credits, net of taxes of $26, $26 and $12 for the years ended December 31, 2020, 2019 and 2018, respectively	(59)	(59)	(27)
Amortization of net actuarial losses, net of taxes of ($120), ($40) and ($167) for the years ended December 31, 2020, 2019 and 2018, respectively	270	88	363
Unrecognized actuarial gains (losses), net of taxes of $484, ($290) and ($1,162) for the years ended December 31, 2020, 2019 and 2018, respectively	(1,112)	661	2,484
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($2,169), ($5,211) and $4,473 for the years ended December 31, 2020, 2019 and 2018, respectively	4,787	11,657	(10,127)
Reclassification adjustment for net losses included in net income, net of taxes of ($216), ($5) and ($595) for the years ended December 31, 2020, 2019 and 2018, respectively	485	10	1,325
Net unrealized (loss) gain on cash flow hedges, net of taxes of $5,177, $4,353 and ($1,538) for the years ended December 31, 2020, 2019 and 2018, respectively	(11,658)	(9,567)	3,423
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($367), ($74) and ($35) for the years ended December 31, 2020, 2019 and 2018, respectively	828	155	87

Total other comprehensive income (loss), net of tax	(6,459)	2,945	(2,472)

Comprehensive net income	$28,215	$44,224	$52,618

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
		Common	Paid-in	Treasury	Retained	Accumulated Other
	Total	Stock	Capital	Stock	Earnings	Comprehensive Loss

	(Dollars in thousands, except per share data)

Balance at December 31, 2017	$532,608	315	217,906	(57,675)	381,048	(8,986)

Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings	—	—	—	—	2,073	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	—	—	—	—	(779)	779
Net income	55,090	—	—	—	55,090	—
Award of common shares released from Employee Benefit Trust (129,601 shares)	2,728	—	2,728	—	—	—
Vesting of restricted stock unit awards (258,567 shares)	—	—	(4,929)	5,104	(175)	—
Exercise of stock options (900 shares)	6	—	(1)	10	(3)	—
Stock-based compensation expense	7,016	—	7,016	—	—	—
Purchase of treasury shares (787,069 shares)	(20,438)	—	—	(20,438)	—	—
Repurchase of shares to satisfy tax obligation (76,698 shares)	(2,147)	—	—	(2,147)	—	—
Dividends on common stock ($0.80 per share)	(22,927)	—	—	—	(22,927)	—
Other comprehensive loss, net of tax	(2,472)	—	—	—	—	(2,472)
Balance at December 31, 2018	549,464	315	222,720	(75,146)	414,327	(12,752)

Impact of adoption of ASC 842 - Leases	2,716	—	—	—	2,716	—
Net income	41,279	—	—	—	41,279	—
Award of shares released from Employee Benefit Trust (154,746 shares)	2,307	—	2,307	—	—	—
Vesting of restricted stock unit awards (297,559 shares)	—	—	(6,099)	6,309	(210)	—
Exercise of stock options (300 shares)	3	—	—	6	(3)	—
Stock-based compensation expense	7,763	—	7,763	—	—	—
Purchase of treasury shares (40,000 shares)	(771)	—	—	(771)	—	—
Repurchase of shares to satisfy tax obligation (84,290 shares)	(1,885)	—	—	(1,885)	—	—
Dividends on common stock ($0.84 per share)	(24,149)	—	—	—	(24,149)	—
Other comprehensive income, net of tax	2,945	—	—	—	—	2,945
Balance at December 31, 2019	579,672	315	226,691	(71,487)	433,960	(9,807)

Adoption of ASC 326- Credit Losses	(875)	—	—	—	(875)	—
Net income	34,674	—	—	—	34,674	—
Shares issued in acquisition of Empire Bancorp, Inc. (2,557,028 shares)	32,705	26	32,679	—	—	—
Award of shares released from Employee Benefit Trust (145,447 shares)	1,520	—	1,520	—	—	—
Vesting of restricted stock unit awards (281,636 shares)	—	—	(5,807)	5,964	(157)	—
Stock-based compensation expense	6,450	—	6,450	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	(2,342)	—	—
Repurchase of shares to satisfy tax obligation (77,611 shares)	(1,535)	—	—	(1,535)	—	—
Dividends on common stock ($0.84 per share)	(24,813)	—	—	—	(24,813)	—
Other comprehensive loss, net of tax	(6,459)	—	—	—	—	(6,459)
Balance at December 31, 2020	$618,997	$341	$261,533	$(69,400)	$442,789	$(16,266)

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2020	2019	2018

	(In thousands)
Operating Activities
Net income	$34,674	$41,279	$55,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	23,129	2,811	575
Depreciation and amortization of premises and equipment	6,212	5,930	5,792
Net gain on sales of loans	(48)	(870)	(168)
Net loss on sales of securities	701	15	1,920
Net loss (gain) on sales of OREO	36	—	(27)
Net gain on sales of assets	—	(770)	(1,141)
Amortization of premium, net of accretion of discount	6,446	7,110	8,146
Fair value adjustments for financial assets and financial liabilities	2,142	5,353	4,122
Net loss from fair value adjustments of qualifying hedges	1,185	1,677	—
Income from bank owned life insurance	(3,814)	(3,534)	(3,099)
Life insurance proceeds	(659)	(462)	(2,998)
Stock-based compensation expense	6,450	7,763	7,016
Deferred compensation	(4,403)	(3,078)	(3,061)
Amortization of core deposit intangibles	108	—	—
Deferred income tax	(4,637)	(3,895)	(2,664)
Decrease in other assets	2,605	706	824
Increase in other liabilities	1,151	3,735	6,976
Net cash provided by operating activities	71,278	63,770	77,303
Investing Activities
Purchases of premises and equipment	(2,512)	(4,213)	(5,409)
Net purchases of Federal Home Loan Bank-NY shares	14,617	361	2,807
Purchases of securities held-to-maturity	—	(30,030)	(2,653)
Proceeds from calls of securities held-to-maturity	180	2,568	1,130
Proceeds from prepayments of securities held-to-maturity	603	583	377
Purchases of securities available for sale	(217,405)	(146,183)	(305,059)
Proceeds from sales and calls of securities available for sale	232,970	65,493	128,474
Proceeds from maturities and prepayments of securities available for sale	271,533	144,673	73,968
Proceeds from sale of assets	—	813	1,184
Purchase of bank owned life insurance	—	(25,000)	—
Proceeds from life insurance	2,477	3,071	6,165
Net originations of loans	(55,276)	(800)	(111,351)
Purchases of loans	(193,289)	(221,222)	(282,703)
Proceeds from sale of loans	7,493	15,117	14,410
Proceeds from sale of OREO, net	203	—	665
Cash used in acquisition of Empire Bancorp, Inc.	(54,836)	—	—
Cash provided by acquisition of Empire Bancorp, Inc.	86,340	—	—
Net cash provided by (used in) investing activities	93,098	(194,769)	(477,995)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2020	2019	2018

	(In thousands)
Financing Activities
Net increase in non interest-bearing deposits	$174,104	$21,325	$28,478
Net increase in interest-bearing deposits	39,591	84,540	546,322
Net (decrease) increase in mortgagors' escrow deposits	(5,159)	(486)	2,255
Net proceeds from short-term borrowed funds	—	15,750	165,250
Proceeds from long-term borrowings	215,378	225,000	40,996
Repayment of long-term borrowings	(451,999)	(257,102)	(270,088)
Purchases of treasury stock	(3,877)	(2,656)	(22,585)
Proceeds from issuance of common stock upon exercise of stock options	—	3	6
Cash dividends paid	(24,813)	(24,149)	(22,927)
Net cash (used in) provided by financing activities	(56,775)	62,225	467,707
Net increase (decrease) in cash and cash equivalents	107,601	(68,774)	67,015
Cash and cash equivalents, beginning of year	49,787	118,561	51,546
Cash and cash equivalents, end of year	$157,388	$49,787	$118,561
Supplemental Cash Flow Disclosure
Interest paid	$71,380	$115,616	$85,112
Income taxes paid	17,919	15,369	6,616
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	17,764	15,403	7,245
Non-cash activities:
Loans transferred to other real estate owned	—	239	673
Right-of-use assets	—	42,869	—
Operating lease liabilities	—	51,780
Reclassification of the income tax effects of Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings	—	—	2,073

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Acquisition of Empire Bancorp, Inc. non-cash activities
	For the years ended December 31,
	2020	2019	2018

	(In thousands)
Assets acquired:
Securities available for sale	$159,369	$—	$—
Net loans	669,682	—	—
Interest and dividends receivable	5,394	—	—
Bank premises and equipment, net	3,203	—	—
Federal Home Loan Bank of New York stock, at cost	1,135	—	—
Bank owned life insurance	21,992	—	—
Core deposit Intangibles	3,280	—	—
Right of Use Asset	9,993	—	—
Other assets	22,300	—	—
	896,348	—	—
Liabilities assumed:
Due to depositors:
Non-interest bearing	169,496	—	—
Interest-bearing	685,393	—	—
Mortgagors' escrow deposits	6,406	—	—
Borrowed funds	21,215	—	—
Operating lease liability	11,039	—	—
Other liabilities	3,108	—	—
	896,657	—	—

Goodwill recorded	$1,509	$—	$—
Common stock issued	$32,705	$—	$—

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2020, 2019 and 2018

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

The Company’s principal business is attracting deposits from public entities and the general public, while investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through twenty-five full-service banking offices, nine of which are located in Queens County, five in Nassau County, three in Suffolk County, five in Kings County (Brooklyn), and three in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

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

The Holding Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts formed to issue a total of $60.0 million of capital securities and $1.9 million of common securities (which are the only voting securities). The Holding Company owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from the Holding Company. The Trusts are not included in our consolidated financial statements as we would not absorb the losses of the Trusts if losses were to occur. See Note 10, “Borrowed Funds,” for additional information regarding these trusts.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic. On December 27, 2020, the 2021 Consolidated Appropriations Act (“CAA”) was signed into law, providing for, among other things, further suspension of the exception for loan modifications to not be classified as “troubled debt restructuring” (“TDR”) if certain criteria are met, as described below.

The CARES Act includes a provision for the Company to opt out of applying the TDR accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 31, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision and at December 31, 2020, we have 134 active forbearances for loans with an aggregate outstanding loan balance of approximately $364.4 million resulting in total deferment of $23.6 million in principal, interest and escrow, as disclosed more fully in Note 4 (“Loans”) of the Notes to the Consolidated Financial Statements.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2020 and 2019, the Company’s cash and cash equivalents totaled $157.4 million and $49.8 million, respectively. Included in cash and cash equivalents at those dates were $133.7 million and $36.5 million, respectively, in interest-earning deposits in other financial institutions, primarily due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). At December 31, 2020, the Company’s cash and cash equivalents included restricted cash totaling $63.5 million. These funds are pledged as collateral for unrealized losses on interest-rate swaps. In prior periods the Company was required to maintain reserves at the Federal Reserve in an amount equal to a percentage of certain deposits as set by the Federal Reserve. Effective March 26, 2020, as part of the CARES Act, the Federal Reserve temporarily removed this requirement. The reserve requirement for December 31, 2019 was $14.4 million and was included in total cash and cash equivalents.

Securities:

Securities are classified as held-to-maturity when management intends to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts and an allowance for credit losses. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Unrealized gains and losses on securities available for sale are excluded from earnings and reported as part of accumulated other comprehensive loss, net of taxes. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method.

Effective January 1, 2020, the Company adopted Accounting Standards Topic 326, “Financial Instruments – Credit Losses” which replaced the previously existing U.S. GAAP “incurred loss” approach to “expected credit losses” approach, which is referred as Current Expected Credit Losses (“CECL”). CECL modifies the accounting of impairment on available-for-sale debt securities by recognizing a credit loss through an allowance for credit losses. See Note 7 (“Securities”) of the Notes to the Consolidated Financial Statements.

The Company recorded tax exempt interest income totaling $1.9 million, $2.0 million and $3.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the quantitative assessment in reviewing the carrying value of goodwill as of December 31, 2020, and the qualitative assessment as of December 31, 2019 and 2018, concluding that there was no goodwill impairment in any period. At December 31, 2020 and 2019, the carrying amount of goodwill totaled $17.6 million and $16.1 million, respectively. The increase in the goodwill resulted from the consummation of merger with Empire Bancorp, Inc. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $41.5 million and $19.7 million at December 31, 2020 and 2019, respectively and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. On December 27, 2020, the CAA was signed into law, providing for, among other things, further suspension of the exception for loan modifications to not be classified as TDR if certain criteria are met, as described below. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms.  Deferrals granted under the CARES Act are deemed in accrual status and interest income is accrued until the end of deferral period even if there are no payments being collected. When the forbearance period is over, borrowers are expected to resume contractual payments. The determination of whether a loan is past due is based on the modified terms of the agreement. Once the deferral period is over, the borrower will resume making payments and normal delinquency-based non-accrual policies will apply.

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

The Company may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2020 and 2019 were performing loans that did not display credit deterioration from origination at the time of purchase and therefore were not considered impaired when purchased. The Company purchased loans totaling $193.3 million, $221.2 million and $294.6 million during the years ended December 31, 2020, 2019 and 2018. The Company sold loans totaling $7.4 million, $13.7 million and $14.0 million during the years ended December 31, 2020, 2019 and 2018.

Allowance for Credit Losses:

The Allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. Loans are charged off against that ACL when management believes that a loan balance is uncollectable based on quarterly analysis of credit risk.

As of January 1, 2020, the Company adopted Topic 326, as disclosed in Note 22.

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

1.One-to-four family residential property – These loans are secured by residential properties for which the primary source of repayment is the income generated by the residential borrower. Delinquency status is considered a risk factor in this pool.

2.One-to-four family mixed use – These loans are secured by residential properties for which the primary source of repayment is the income generated by the property. Unlike the one-to-four residential credits, properties securing mixed use loans include a commercial space component. Delinquency status is considered a risk factor in this pool.

3.Multi-family residential – These loans are secured by multi-unit residential buildings for which the primary source of repayment is the income generated by the property. Properties securing multifamily loans have five or more residential units and thus a greater number of cash flow streams compared to one-to-four mixed use loans. Delinquency status and risk rating are considered risk factors in this pool.

4.Commercial real estate (CRE) – These loans are secured by properties for commercial use for which the primary source of repayment is the income generated by the property. Delinquency status, risk rating and collateral type are considered risk factors in this pool.

5.Construction – These loans are provided to fund construction projects for both residential and commercial properties. These loans are inherently different from all others as they represent “work in progress” and expose the Company to risk from non-completion and less recovery value should the sponsor of an unfinished property default. Delinquency status and risk rating are considered risk factors in this pool.

Relative to the non-mortgage portfolio, the Company considered the following categories as a baseline for evaluation:

6.Commercial Business – These loans are not typically secured by real estate. The primary source of repayment is cash flows from operations of the borrower’s business. Within this category are Small Business Administration (“SBA”) credits and equipment finance credits. Delinquency status, risk rating and industry are considered a risk factors in this pool.

7.Commercial Business secured by real estate – These loans are secured by properties used by the borrower for commercial use where the primary source of repayment is expected to be the income generated by the borrower’s business use of the property. As a result of the Coronavirus pandemic and the strain placed upon many businesses, the Company recognized in circumstances where the borrower is not performing, the real estate collateral would be the source of repayment. The Company considers these credits to be less risky than commercial business loans, however, riskier than commercial real estate loans. Delinquency status, risk rating and industry are considered risk factors in this pool.

8.Taxi Medallions – These loans consist primarily of loans made to New York taxi medallion owners and are secured by liens on the taxi medallions. No new taxi medallions have been originated since 2014, the remaining portfolio is running off and all credits are individually evaluated for expected credit losses.

9.Overdrafts – These are unsecured consumer lines of credits and are an immaterial component of the Company’s portfolio.

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

The Company recorded a provision for loans losses totaling $22.6 million, $2.8 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in the provision in 2020 was primarily due to the economic conditions resulting from COVID-19. The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for December 31, 2020, Management acknowledged deteriorated economic conditions as a result of the COVID-19 pandemic were captured in the forecast within the model platform. As such, when determining the reasonable and supportable forecast, Management adjusted the period to reflect a forecast of four quarters, to align with a previously established framework for contraction periods. Similarly, the reversion period was adjusted to four quarters.

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

Purchased financial assets with credit deterioration:

Purchased financial assets with credit deterioration (“PCD”) assets are acquired in an acquisition and which have experienced more-than-insignificant deterioration in credit quality since origination. PCD assets are accounted for in accordance with ASC 326, where the purchased impaired asset will be grossed up initial amortized cost equal to the sum of purchase price and the estimate of credit losses at the time of acquisition. Day 1 ACL is established for these loans without statement of operations effect. At October 30, 2020, the Company acquired PCD assets with a fair value totaling $286.1 million. The Company recorded Day 1 ACL of $4.1 million allowance for loans losses resulting from PCD loans.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2020 and 2019, there were no loans classified as held for sale.

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

Other Real Estate Owned:

OREO consists of property acquired through foreclosure. At the time of foreclosure these properties are acquired at fair value and subsequently carried at the lower of cost or fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount of the loan, the difference is recognized as a charge to the ALL. Further decreases to the estimated value will be recorded directly to the Consolidated Statements of Income. Included within net loans as of December 31, 2020 and 2019, was a recorded investment of $5.9 million and $6.6 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets, recorded in the Depreciation Expense in Consolidated Statements of Income. For equipment and furniture the useful life is between 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Company a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Company is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Company’s borrowing levels. The Company carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2020, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2020.

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

Stock Compensation Plans:

The Company accounts for its stock-based compensation using a fair-value-based measurement method for share-based payment transactions with employees and directors. The Company measures the cost of employee and directors services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which the employee and directors are required to provide services in exchange for the award. The requisite service period is usually the vesting period. Forfeitures are recorded in the period they occur.

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

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed at least quarterly. For cash flow hedges, the changes in the fair value of the derivative is recorded as a component of accumulated other comprehensive income or loss, net of tax, and subsequently reclassified into earnings when the hedged transaction effects earnings. For fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings on the same line as hedged item. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. Changes in the fair value of derivatives are disclosed in the Consolidated Statements of Cash Flows within operating activities in the line items Fair Value Adjustment for Financial Assets and Financial Liabilities and net loss from fair value adjustments on qualifying hedges.

Leases:

In 2019, the Company adopted Topic 842, Leases, by recording a cumulative adjustment at adoption. Topic 842 provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Topic 842 also provides certain accounting policy elections for an entity’s ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components. Upon adoption, the Company recorded right of use assets totaling $45.4 million and operating lease liabilities totaling $54.0 million. Additionally, a deferred gain from the sale of buildings totaling $2.7 million, net of tax, was reclassified to retained earnings.  Prior period financial statements were not adjusted under the new standard.

The Company has 28 operating leases for branches (including the headquarters) and office spaces, 10 operating leases for vehicles, and one operating lease for equipment. Additionally, one of our leased locations is subleased. Our leases have remaining lease terms ranging from one month to approximately 15 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense was recorded in Occupancy and equipment on the Consolidated Statements of Income, and totaled $7.7 million and $7.6 million for the years ended December 31, 2020 and 2019, respectively. The Company has one agreement that qualifies as a short-term lease with expense totaling $0.1 million for each of the years ended December 31, 2020 and 2019, included in Professional services on the Consolidated Statements of Income. The Company’s variable lease payments, which include insurance and real estate tax expenses was recorded in Occupancy and equipment on the Consolidated Statements of Income and totaled $1.1 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the weighted-average remaining lease term for our operating leases is approximately eight years and the weighted average discount rate is 3.2%. Our lease agreements do not contain any residual value guarantees.

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

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $1.8 million, $2.2 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, recorded in the professional services in the Consolidated Statements of Income.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2020	2019	2018

	(In thousands, except per share data)
Net income, as reported	$34,674	$41,279	$55,090
Divided by:
Weighted average common shares outstanding	29,301	28,709	28,709
Weighted average common stock equivalents	—	—	1
Total weighted average common shares outstanding and common stock equivalents	29,301	28,709	28,710
Basic earnings per common share	$1.18	$1.44	$1.92
Diluted earnings per common share	$1.18	$1.44	$1.92
Dividend Payout ratio	71.2%	58.3%	41.7%

There were no options that were anti-dilutive for the years ended December 31, 2020, 2019 and 2018.

3. Business Combination

On October 30, 2020, the Company completed its acquisition of 100% of the outstanding voting and non-voting shares of Empire Bancorp, Inc. (“Empire”). In connection with the transaction, Empire National Bank (“Empire Bank”), a wholly-owned subsidiary of Empire, merged with and into Flushing Bank, with Flushing Bank as the surviving entity.

The shareholders of Empire received total consideration of $87.5 million which consisted of $54.8 million in cash and 2,557,028 shares of Flushing Financial Corporation common stock.

The merger was accounted for under the acquisition method of accounting, in which the assets and liabilities are acquired at preliminary estimated fair values at the merger date. The excess of the fair value of the consideration paid over the preliminary net fair value of Empire’s assets and liabilities resulted in recognition of goodwill totaling $1.5 million, none of which is deductible for tax purposes. Upon closing of the merger, the Company’s assets increased by $982.7 million and four new branch locations were added, which expanded our presence on Long Island with having entrance to Suffolk County.

The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates, using the information available at the date of merger, including the use of third party valuation specialists. The fair values are subject to adjustment for up to one year after the closing date of the transaction.

The following table summarizes the consideration paid:

(Dollars in thousands)	Amount
Consideration Paid :
Company stock issued ( 2,557,028 shares )	$32,705
Cash payment	54,836
Total consideration paid	$87,541

The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at October 30, 2020:

(Dollars in thousands)	Amount
Assets acquired:
Cash and Cash Equivalents	$86,340
Securities available for sale	159,369
Net loans	669,682
Interest and dividends receivable	5,394
Bank premises and equipment, net	3,203
Federal Home Loan Bank of New York stock, at cost	1,135
Bank owned life insurance	21,992
Core deposit Intangibles	3,280
Right of Use Asset	9,993
Other assets	22,300
$982,688
Liabilities assumed:
Due to depositors:
Non-interest bearing	169,496
Interest-bearing	685,393
Mortgagors' escrow deposits	6,406
Borrowed funds	21,215
Operating lease liability	11,039
Other liabilities	3,108
$896,657

Goodwill recorded	$1,509

ASC 805-10 provides guidance for business combinations, it requires the acquirer to consider all pertinent factors which could result in adjustments to the preliminary provisional amounts and subsequently measure and account for assets acquired, liabilities assumed and equity instruments. Fair value estimates related to acquired assets and liabilities are subject to adjustment up to one year after the closing date of the acquisition as additional information becomes available.

Investments were measured upon quoted market prices, where available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued.

Loans acquired were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310. The fair values of the loans were estimated utilizing the cash flow projections based on the remaining maturities and repricing terms. Cash flows were adjusted for estimated future credit losses and estimated prepayments. Projected cash flows were then discounted to present value, utilizing the Company’s CECL model. The Company recorded Day 1 ACL of $4.1 million resulting from PCD loans and non credit discount of $7.6 million.

Core deposit intangibles (“CDI”) were recorded at fair value estimated based on discounted cash flow methodology that gave appropriate consideration to expected client attrition rates, cost of deposit base, reserve requirements, net maintenance cost attributable to client deposits and an estimate of the cost associated with alternative funding sources. The discount rates used for CDI assets are based on market rates. The CDI is being amortized over 10 years based upon the estimated economic benefit received using sum of months digit method.

Deposits were recorded at fair value calculated based on discounted cash flow calculation using the current interest rate being offered to the contractual interest rates on such deposits.

Long-term debt was recorded at fair value based on current incremental borrowing rates for similar type of instruments.

Supplemental Pro Forma Financial Information

The following table presents unaudited financial information regarding the former Empire operations included in Company’s Consolidated Statements of Income from the date of the acquisition (October 30, 2020) through December 31, 2020, under the column “Actual from Acquisition Date to December 31, 2020”. In addition, the table presents unaudited condensed pro forma financial information assuming that the acquisition had been completed as of beginning of the full twelve month periods presented. In the table, merger related expenses totaling $6.9 million were excluded. The table has been prepared for comparative purposes only and does not reflect cost savings.

	Actual from Acquisition Date to December 31, 2020 (1)	Unaudited Proforma for the twelve months ended December 31, 2020	Unaudited Proforma for the twelve months ended December 31, 2019

	(Dollars in thousands)
Net interest Income	$4,159	$220,153	$186,894
Non-Interest Income (loss)	(96)	12,142	10,570
Non-Interest Expense	1,657	140,979	125,211
Income Taxes	706	16,084	16,025
Net Income	$2,256	$52,659	$53,973

(1)	Non-interest income (loss) includes $0.3 million from loss on sale of securities.

4. Loans and Allowance for Credit Losses

The composition of loans is as follows at December 31:

	2020	2019

	(In thousands)
Multi-family residential	$2,533,952	$2,238,591
Commercial real estate	1,754,754	1,582,008
One-to-four family ― mixed-use property	602,981	592,471
One-to-four family ― residential	245,211	188,216
Co-operative apartments	8,051	8,663
Construction	83,322	67,754
Small Business Administration (1)	167,376	14,445
Taxi medallion	2,757	3,309
Commercial business and other	1,303,225	1,061,478
Gross loans	6,701,629	5,756,935
Net unamortized premiums and unearned loan fees	3,045	15,271
Total loans, net of fees and costs	$6,704,674	$5,772,206

(1)	Includes $151.9 million of SBA PPP loans at December 31, 2020.

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 83.4% and 84.8% of our gross loans at December 31, 2020 and 2019, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our provision for loan losses and to maintain an ACL as a percentage of total loans in excess of the allowance currently maintained. At December 31, 2020, we were servicing $62.0 million of loans for others.

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

The following tables show loans modified and classified as TDR during the periods indicated:

	For the year ended
	December 31, 2020
(Dollars in thousands)	Number	Balance	Modification description

Commercial real estate	1	$7,583	Loan received a below market interest rate and had an amortization extension
One-to-four family - mixed-use property	1	270	Loan received a below market interest rate.
Total	2	$7,853

	For the year ended
	December 31, 2019
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	3	$951	Loan amortization extension.
Total	3	$951

	For the year ended
	December 31, 2018
(Dollars in thousands)	Number	Balance	Modification description

Commercial business and other	1	$1,620	Loan amortization extension.
Total	1	$1,620

The recorded investment of the loans modified and classified as TDR, presented in the tables above, were unchanged as there was no principal forgiven in these modifications. There were seven loans that were acquired as TDR in the acquisition totaling $3.5 million.

The following table shows our recorded investment for loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	December 31, 2020
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Multi-family residential	6	$1,700
Commercial real estate	1	7,702
One-to-four family - mixed-use property	5	1,731
One-to-four family - residential	3	507
Taxi medallion	2	440
Commercial business and other	8	3,831
Total performing	25	$15,911

	December 31, 2019
	Number	Recorded
(Dollars in thousands)	of contracts	investment
Multi-family residential	7	$1,873
One-to-four family - mixed-use property	4	1,481
One-to-four family - residential	3	531
Taxi medallion	7	1,668
Commercial business and other	3	941
Total performing	24	$6,494

The following table shows our recorded investment for loans classified as TDR at amortized cost that are not performing according to their restructured terms at the periods indicated:

	December 31, 2020
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Taxi medallion	11	$1,922
Commercial business and other	1	279
Total troubled debt restructurings that subsequently defaulted	12	$2,201

	December 31, 2019
	Number	Recorded
(Dollars in thousands)	of contracts	investment
Taxi medallion	4	$1,065
Commercial business and other	1	279
Total TDR's that subsequently defaulted	5	$1,344

During the year ended December 31, 2020 and 2019, there were no defaults of TDR loans within 12 months of their modification date.

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the year December 31, 2020
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost ending of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,723	$2,576	$2,576	$—	$201
Commercial real estate	2,714	1,766	1,766	—	2,547
One-to-four family - mixed-use property (1)	1,704	1,706	1,706	—	—
One-to-four family - residential	9,992	5,313	5,313	—	—
Small Business Administration	1,169	1,168	1,168	—	—
Taxi medallion(1)	2,318	2,758	2,758	—	—
Commercial business and other(1)	7,406	5,660	1,593	58	—
Total	$28,026	$20,947	$16,880	$58	$2,748

(1)Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million, non-accrual performing TDR taxi medallion loans totaling $0.4 million December 31, 2020 and non-accrual performing TDR commercial business loans totaling $2.2 million at December 31, 2020.

The following table shows our non-performing loans at the periods indicated:

At December 31,
(In thousands)	2019
Loans ninety days or more past due and still accruing:
Multi-family residential	$445
Total	445
Non-accrual mortgage loans:
Multi-family residential	2,296
Commercial real estate	367
One-to-four family mixed-use property	274
One-to-four family residential	5,139
Total	8,076
Non-accrual non-mortgage loans:
Small Business Administration	1,151
Taxi medallion (1)	1,641
Commercial business and other (1)	1,945
Total	4,737
Total non-accrual loans	12,813
Total non-performing loans	$13,258

(1)Not included in the above analysis are non-accrual performing TDR taxi medallions loans totaling $1.7 million and non-accrual performing TDR commercial business loans totaling $0.9 million.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2020	2019	2018

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,845	$1,546	$1,604
Less: Interest income included in the results of operations	412	418	623
Total foregone interest	$1,433	$1,128	$981

The following tables shows the aging of the amortized cost basis in past-due loans at the period indicated by class of loans at December 31, 2020:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$7,582	$3,186	$2,777	$13,545	$2,522,432	$2,535,977
Commercial real estate	17,903	5,123	4,313	27,339	1,731,045	1,758,384
One-to-four family ― mixed-use property	5,673	1,132	1,433	8,238	598,647	606,885
One-to-four family ― residential	3,087	805	5,313	9,205	243,486	252,691
Co-operative apartments	—	—	—	—	—	—
Construction	750	—	—	750	82,411	83,161
Small Business Administration	1,823	—	1,168	2,991	162,579	165,570
Taxi medallion	—	—	2,318	2,318	279	2,597
Commercial business and other	129	1,273	1,593	2,995	1,296,414	1,299,409
Total	$36,947	$11,519	$18,915	$67,381	$6,637,293	$6,704,674

The following table shows by delinquency an analysis of our recorded investment in loans at December 31, 2019:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$4,042	$1,563	$2,741	$8,346	$2,230,245	$2,238,591
Commercial real estate	—	4,941	367	5,308	1,576,700	1,582,008
One-to-four family - mixed-use property	1,117	496	274	1,887	590,584	592,471
One-to-four family - residential	720	1,022	5,139	6,881	181,335	188,216
Co-operative apartments	—	—	—	—	8,663	8,663
Construction loans	—	—	—	—	67,754	67,754
Small Business Administration	—	—	1,151	1,151	13,294	14,445
Taxi medallion	—	—	1,065	1,065	2,244	3,309
Commercial business and other	2,340	5	1,945	4,290	1,057,188	1,061,478
Total	$8,219	$8,027	$12,682	$28,928	$5,728,007	$5,756,935

The following tables show the activity in the allowance for loan losses for the periods indicated:

	For the year ended December 31, 2020
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	Taxi	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$—	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(650)	1,170	(55)	(160)	—	(279)	1,180	—	(827)	379
Impact of Day 1 PCD - Empire Acquisition	444	587	183	158	—	20	278	124	2,305	4,099
Charge-off's	—	—	(3)	—	—	—	(178)	(1,075)	(2,749)	(4,005)
Recoveries	38	—	138	12	—	—	70	—	108	366
Provision (benefit)	1,334	2,141	(94)	103	—	315	538	951	17,275	22,563
Ending balance	$6,557	$8,327	$1,986	$869	$—	$497	$2,251	$—	$24,666	$45,153

	For the year ended December 31, 2019
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	Taxi	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$—	$329	$418	$—	$7,591	$20,945
Charge-off's	(190)	—	(89)	(113)	—	—	—	—	(2,386)	(2,778)
Recoveries	44	37	197	13	—	—	60	134	288	773
Provision (benefit)	(139)	77	(158)	107	—	112	(115)	(134)	3,061	2,811
Ending balance	$5,391	$4,429	$1,817	$756	$—	$441	$363	$—	$8,554	$21,751

	For the year ended December 31, 2018
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	Taxi	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,823	$4,643	$2,545	$1,082	$—	$68	$669	$—	$5,521	$20,351
Charge-off's	(99)	—	(3)	(1)	—	—	(392)	(393)	(44)	(932)
Recoveries	6	—	136	569	—	—	51	143	46	951
Provision (benefit)	(54)	(328)	(811)	(901)	—	261	90	250	2,068	575
Ending balance	$5,676	$4,315	$1,867	$749	$—	$329	$418	$—	$7,591	$20,945

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention. Loans that are in forbearance pursuant to the CARES Act generally continued to be reported in the same category as they were reported immediately prior to modification.

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination:

	For the year ended
							Revolving Loans,	Lines of Credit
							Amortized Cost	converted to
(In thousands)	2020	2019	2018	2017	2016	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$32,266	$37,149	$38,063	$21,293	$13,229	$65,916	$10,793	$15,974	$234,683
Watch	486	720	—	3,302	446	2,599	635	2,397	10,585
Special Mention	—	—	—	—	—	1,338	—	383	1,721
Substandard	—	—	—	—	960	3,183	—	1,559	5,702
Total 1-4 Family Residential	$32,752	$37,869	$38,063	$24,595	$14,635	$73,036	$11,428	$20,313	$252,691
1-4 Family Mixed-Use
Pass	$36,491	$72,920	$77,037	$58,404	$53,518	$282,169	$—	$—	$580,539
Watch	816	—	4,077	6,107	882	9,617	—	—	21,499
Special Mention	—	—	—	368	722	1,433	—	—	2,523
Substandard	—	—	809	—	—	1,515	—	—	2,324
Total 1-4 Family Mixed Use	$37,307	$72,920	$81,923	$64,879	$55,122	$294,734	$—	$—	$606,885
Commercial Real Estate
Pass	$173,089	$263,007	$266,949	$191,532	$220,560	$499,186	$—	$—	$1,614,323
Watch	938	1,359	15,557	15,687	29,445	62,587	—	—	125,573
Special Mention	—	—	—	2,547	2,576	1,350	—	—	6,473
Substandard	—	9,436	—	—	—	2,579	—	—	12,015
Total Commercial Real Estate	$174,027	$273,802	$282,506	$209,766	$252,581	$565,702	$—	$—	$1,758,384
Construction
Pass	$16,768	$16,793	$28,984	$5,253	$—	$590	$—	$—	$68,388
Watch	—	1,115	9,572	750	—	—	—	—	11,437
Special Mention	—	—	761	2,575	—	—	—	—	3,336
Total Construction	$16,768	$17,908	$39,317	$8,578	$—	$590	$—	$—	$83,161
Multifamily
Pass	$245,551	$343,887	$479,644	$376,275	$282,185	$769,712	$4,572	$—	$2,501,826
Watch	1,126	4,906	982	931	3,457	14,806	798	—	27,006
Special Mention	—	699	—	2,536	464	668	—	—	4,367
Substandard	—	—	1,997	—	—	580	201	—	2,778
Total Multifamily	$246,677	$349,492	$482,623	$379,742	$286,106	$785,766	$5,571	$—	$2,535,977
Commercial Business - Secured by RE
Pass	$110,649	$43,909	$54,016	$36,010	$50,230	$86,662	$—	$—	$381,476
Watch	24,539	51,466	17,390	1,320	962	16,192	—	—	111,869
Special Mention	—	613	—	—	—	—	—	—	613
Substandard	—	—	—	—	—	4,220	—	—	4,220
Total Commercial Business - Secured by RE	$135,188	$95,988	$71,406	$37,330	$51,192	$107,074	$—	$—	$498,178
Commercial Business
Pass	$97,071	$118,501	$104,304	$51,627	$17,340	$66,398	$250,633	$—	$705,874
Watch	250	22,490	19,202	20,591	39	26	11,564	—	74,162
Special Mention	—	—	2,411	93	—	—	246	—	2,750
Substandard	4,897	594	17	6,441	2,285	1,647	1,161	—	17,042
Doubtful	—	—	—	—	—	—	1,273	—	1,273
Total Commercial Business	$102,218	$141,585	$125,934	$78,752	$19,664	$68,071	$264,877	$—	$801,101
Small Business Administration
Pass	$151,449	$1,453	$4,194	$1,327	$1,882	$1,523	$—	$—	$161,828
Watch	—	—	—	1,948	570	—	—	—	2,518
Special Mention	—	—	—	—	—	50	—	—	50
Substandard	—	—	—	1,168	6	—	—	—	1,174
Total Small Business Administration	$151,449	$1,453	$4,194	$4,443	$2,458	$1,573	$—	$—	$165,570
Taxi Medallions
Substandard	$—	$—	$—	$279	$—	$2,318	$—	$—	$2,597
Total Taxi Medallions	$—	$—	$—	$279	$—	$2,318	$—	$—	$2,597
Other
Pass	$—	$—	$—	$—	$—	$37	$93	$—	$130
Total Other	$—	$—	$—	$—	$—	$37	$93	$—	$130

Total Loans	$896,386	$991,017	$1,125,966	$808,364	$681,758	$1,898,901	$281,969	$20,313	$6,704,674

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2019:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Multi-family residential	$1,563	$2,743	$—	$—	$4,306
Commercial real estate	5,525	367	—	—	5,892
One-to-four family - mixed-use property	1,585	453	—	—	2,038
One-to-four family - residential	1,095	5,787	—	—	6,882
Small Business Administration (1)	55	85	—	—	140
Taxi medallion	—	3,309	—	—	3,309
Commercial business and other	3,924	11,289	266	—	15,479
Total loans	$13,747	$24,033	$266	$—	$38,046
(1)	Balance reported net of SBA Guaranteed portion.

The following table presents types of collateral-dependent loans by class of loans as of December 31, 2020:

	Collateral Type
(In thousands)	Real Estate	Business Assets
Multi-family residential	$2,576	$—
Commercial real estate	2,994	—
One-to-four family - mixed-use property	1,706	—
One-to-four family - residential	5,313	—
Small Business Administration	—	1,168
Commercial business and other	—	3,482
Taxi Medallion	—	2,758
Total	$12,589	$7,408

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

At December 31, 2020, allowance for off-balance-sheet credit losses is $1.8 million, which is included the “Other liabilities” on the Consolidated Statements of Financial Condition. During the year ended December 31, 2020, the Company has $1.2 million in credit loss expense for off-balance-sheet items, which is included in the “Other operating expense” on the Consolidated Statements of Income.

PCD Financial Assets

The Company acquired purchased financial assets with credit deterioration during the acquisition of Empire. The following table shows a reconciliation between the purchase price of the financial assets and the par value of the assets.

(Dollars in thousands)	Amount
Purchase price (1)	$297,807
Allowance for Credit Losses at Acquisition Date	(4,099)
Noncredit Discount	(7,616)
Total consideration paid	$286,092
(1)	Purchase price includes $1.7 million of charge-offs by ENB prior to acquisition.

5. Loans held for sale

At December 31, 2020 and 2019, the Company did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2020

(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42
Performing loans
Commercial business and other	1	6,139	—	(62)
Small Business Administration	1	$774	$—	$68
Total	2	$6,913	$—	$6

	For the year ended December 31, 2019
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	5	$2,115	$—	$367
Commercial real estate	2	6,800	—	383
One-to-four family - mixed-use property	3	885	(1)	6
Commercial business and other	1	3,248	—	—
Total	11	$13,048	$(1)	$756
Performing loans
Small Business Administration	3	$2,069	$—	$114
Total	3	$2,069	$—	$114

	For the year ended December 31, 2018
			Net (charge-offs)
(Dollars in thousands)	Loans sold	Proceeds	recoveries	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	4	$1,559	$—	$—
Commercial real estate	4	6,065	—	(235)
One-to-four family - mixed-use property	2	725	(4)	—
One-to-four family - residential	2	390	72	10
Total	12	$8,739	$68	$(225)
Performing loans
Small Business Administration	9	$5,671	$—	$393
Total	9	$5,671	$—	$393

6. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2020	2019	2018

	(In thousands)
Balance at beginning of year	$239	$—	$—
Additions	—	239	638
Reductions to carrying value	(31)	—	—
Sales	(208)	—	(638)
Balance at end of year	$—	$239	$—

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods presented:

	For the years ended December 31,
	2020	2019	2018

	(In thousands)
Gross gains	$—	$—	$27
Gross losses	(5)	—	—
Write-down of carrying value	(31)	—	—
Total income	$(36)	$—	$27

7. Securities

The Company did not hold any trading securities at December 31, 2020 and 2019. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

Allowance for credit losses

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities, one which is structured similar to a commercial owner occupied loan, which is modeled for credit losses similar to commercial business loans secured by real estate, one that currently has an active forbearance with a specific reserve of $0.6 million and one security is issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government and therefore the Company assumes a zero loss expectation. As of December 31, 2020, the active forbearance has an outstanding balance of $21.0 million. During the time this security is in forbearance, it is considered current and as such, continues to accrue interest at its original contractual terms. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at December 31, 2020 and is excluded from estimates of credit losses.

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2020:

			Gross	Gross	Allowance
	Amortized		Unrecognized	Unrecognized	for Credit
	Cost	Fair Value	Gains	Losses	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,825	$54,538	$3,713	$—	$(907)
Total municipals	50,825	54,538	3,713	—	(907)

FNMA	7,914	8,991	1,077	—	—
Total mortgage-backed securities	7,914	8,991	1,077	—	—
Total	$58,739	$63,529	$4,790	$—	$(907)

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2019:

			Gross	Gross	Allowance
	Amortized		Unrecognized	Unrecognized	for Credit
	Cost	Fair Value	Gains	Losses	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,954	$53,998	$3,044	$—	$—
Total municipals	50,954	53,998	3,044	—	—

FNMA	7,934	8,114	180	—	—
Total mortgage-backed securities	7,934	8,114	180	—	—
Total	$58,888	$62,112	$3,224	$—	$—

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2020:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$6,452	$6,453	$2	$1
Corporate	130,000	123,865	131	6,266
Mutual funds	12,703	12,703	—	—
Collateralized loan obligations	100,561	99,198	—	1,363
Other	1,295	1,295	—	—
Total other securities	251,011	243,514	133	7,630
REMIC and CMO	175,142	180,877	5,735	—
GNMA	13,009	13,053	66	22
FNMA	143,154	146,169	3,046	31
FHLMC	63,796	64,361	648	83
Total mortgage-backed securities	395,101	404,460	9,495	136
Total securities available for sale	$646,112	$647,974	$9,628	$7,766

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2019:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Corporate	$130,000	$123,050	$—	$6,950
Municipals	12,797	12,916	119	—
Mutual funds	12,216	12,216	—	—
Collateralized loan obligations	100,349	99,137	—	1,212
Other	1,332	1,332	—	—
Total other securities	256,694	248,651	119	8,162
REMIC and CMO	348,236	348,989	2,193	1,440
GNMA	653	704	51	—
FNMA	104,235	104,882	1,073	426
FHLMC	68,476	69,274	871	73
Total mortgage-backed securities	521,600	523,849	4,188	1,939
Total securities available for sale	$778,294	$772,500	$4,307	$10,101

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at December 31, 2020 and 2019. The corporate securities held by the Company at December 31, 2020 and 2019 are issued by U.S. banking institutions.

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at December 31, 2020, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

	(In thousands)
Due after ten years	$50,825	$54,538
Total other securities	50,825	54,538
Mortgage-backed securities	7,914	8,991
Total securities held-to-maturity	$58,739	$63,529

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2020, by contractual maturity, are shown below.

	Amortized
	Cost	Fair Value

	(In thousands)
Due after one year through five years	$45,000	$43,738
Due after five years through ten years	138,730	133,201
Due after ten years	54,578	53,872
Total other securities	238,308	230,811
Mutual funds	12,703	12,703
Mortgage-backed securities	395,101	404,460
Total securities available for sale	$646,112	$647,974

The following table shows the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020.

		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities
U.S. government agencies	1	$4,988	$1	$4,988	$1	$—	$—
Corporate	14	113,734	6,266	—	—	113,734	6,266
CLO	13	99,199	1,363	7,441	52	91,758	1,311
Total other securities	28	217,921	7,630	12,429	53	205,492	7,577

GNMA	1	10,341	22	10,341	22	—	—
FNMA	5	32,463	31	23,864	28	8,599	3
FHLMC	3	30,095	83	30,095	83	—	—
Total mortgage-backed securities	9	72,899	136	64,300	133	8,599	3
Total securities available for sale	37	$290,820	$7,766	$76,729	$186	$214,091	$7,580

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

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2020 and December 31, 2019. At December 31, 2020, the Company evaluated whether the decline in fair value of a debt security resulted from credit losses or other factors under ASC 326. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.3 million at December 31, 2020 and is excluded from the estimate of credit losses.

Upon adoption of ASC Topic 326, “Credit Losses” on January 1, 2020, see Note 22 related to the adoption of Topic 326, we recorded a transition adjustment of $0.3 million in the allowance for credit losses for held-to-maturity debt securities.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the year ended December 31, 2020:

	Mortgage-backed securities	Other securities

	(In thousands)
Beginning balance	$—	$—
CECL adoption	—	340
Provision	—	567
Allowance for credit losses - securities	$—	$907

The Company sold available for sale securities with carrying values at the time of sale totaling $221.0 million, $26.4 million and $67.0 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company purchased mortgage-backed available for sale securities totaling $308.1 million, $128.0 million and $196.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended
	December 31,
	2020	2019	2018

	(In thousands)
Gross gains from the sale of securities	$1,499	$423	$105
Gross losses from the sale of securities	(2,200)	(438)	(2,025)

Net losses from the sale of securities	$(701)	$(15)	$(1,920)

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $22.6 million and $20.0 million at December 31, 2020 and 2019, respectively.

8. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2020	2019

	(In thousands)
Leasehold improvements	$44,984	$41,304
Equipment and furniture	29,202	27,166
Total	74,186	68,470
Less: Accumulated depreciation and amortization	46,007	39,794
Bank premises and equipment, net	$28,179	$28,676

9. Deposits

Total deposits at December 31, 2020 and 2019, and the weighted average rate on deposits at December 31, 2020, are as follows:

			Weighted
			Average
			Rate
	2020	2019	2020

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,138,361	$1,437,890	0.97%
Savings accounts	168,183	191,485	0.18
Money market accounts	1,682,345	1,592,011	0.50
NOW accounts	2,323,172	1,365,591	0.28
Total interest-bearing deposits	5,312,061	4,586,977
Non-interest bearing demand deposits	778,672	435,072
Total due to depositors	6,090,733	5,022,049
Mortgagors' escrow deposits	45,622	44,375	0.02
Total deposits	$6,136,355	$5,066,424

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $266.9 million and $351.0 million at December 31, 2020 and 2019, respectively. The aggregate amount of brokered deposits was $1,074.1 million and $388.8 million at December 31, 2020 and 2019, respectively.

During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2020 and 2019, reciprocal deposits subject to certain limitations, totaled $735.4 million and $805.6 million, respectively.

Government deposits are collateralized by either securities, letters of credit issued by FHLB-NY or are placed in an Insured Cash Sweep service (“ICS”). The letters of credit are collateralized by mortgage loans pledged by the Company.

At December 31, 2020, government deposits totaled $1,615.4 million, of which $524.0 million were ICS deposits and $1,091.4 million were collateralized by $260.3 million in securities and $855.4 million of letters of credit. At December 31, 2019, government deposits totaled $1,265.1 million, of which $685.0 million were ICS deposits and $580.1 million were collateralized by $181.0 million in securities and $494.0 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2020	2019	2018

	(In thousands)
Certificate of deposit accounts	$18,096	$35,078	$28,310
Savings accounts	495	1,378	1,370
Money market accounts	14,368	27,819	18,707
NOW accounts	9,309	23,553	15,896
Total due to depositors	42,268	87,828	64,283
Mortgagors' escrow deposits	44	229	214
Total interest expense on deposits	$42,312	$88,057	$64,497

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2020	2019

	(In thousands)
Within 12 months	$923,235	$1,220,601
More than 12 months to 24 months	139,088	143,520
More than 24 months to 36 months	58,125	14,223
More than 36 months to 48 months	14,488	48,318
More than 48 months to 60 months	3,394	11,082
More than 60 months	31	146
Total certificate of deposit accounts	$1,138,361	$1,437,890

10. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2020		2019
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
FHLB-NY advances - fixed rate:
Due in 2020	$—	—	$727,516	1.86
Due in 2021	702,515	0.57	200,016	1.65
Due in 2022	55,685	0.52	175,000	1.93
Due in 2023	39,001	0.48	15,996	3.14
Total FHLB-NY advances	797,201	0.56	1,118,528	1.85

Other Borrowings:
Due in 2022	90,378	0.35	—	—

Subordinated debentures - fixed rate through 2021
Due in 2025	15,523	6.12	—	—
Due in 2026	74,657	5.27	74,319	5.30
Total Subordinated debentures	90,180	5.42	74,319	5.30

Junior subordinated debentures - adjustable rate Due in 2037	43,136	2.35	44,384	4.65

Total borrowings	$1,020,895	1.05%	$1,237,231	2.16%

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings terms range from one day to five years.

At December 31, 2020, the Company was able to borrow up to $3,568.0 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2020, the Bank had $1,652.6 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2020, the Bank also has unsecured lines of credit with other commercial banks totaling $618.0 million, with no outstanding balance.

Subordinated Debentures

During the year ended December 31, 2016, the Holding Company issued subordinated debt with an aggregated principal amount of $75.0 million. The subordinated debt was issued at 5.25% fixed-to-floating rate maturing in 2026. The debt is fixed-rate for the first five years, after which it resets quarterly. Additionally, the debt is callable at par quarterly through its maturity date beginning December 15, 2021. In the acquisition of Empire, the Company acquired $15.3 million in subordinated debentures. The subordinated debentures the Company hold qualify as Tier 2 capital for regulatory purposes.

The following table shows the terms of the subordinated debt issued or acquired by the Holding Company:

	Subordinated	Subordinated		Subordinated
	Debentures	Debentures		Debentures

(Dollars in thousands)
Amount	$75,000	$7,500		$7,750
Issue Date	December 12, 2016	December 17, 2015		December 17, 2015
Initial Rate	5.25%	7.38%		6.50%
First Reset Date	December 15, 2021	N/A		December 20, 2020
First Call Date	December 15, 2021	December 20, 2020		December 20, 2020
Holding Type	Variable	Fixed		Variable
Spread over 3-month LIBOR	3.44%	N/A	%	4.88%
Maturity Date	December 15, 2026	December 17, 2025		December 17, 2025

The subordinated debentures acquired through the acquisition of Empire are callable at any time through the maturity date of December 17, 2025.  The subordinated debt issued by the Company may not be redeemed prior to December 15, 2021, except that the Company may redeem the subordinated debt at any time, at its option, in whole but not in part, subject to obtaining any required regulatory approvals, if (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the subordinated debt for U.S. federal income tax purposes, (ii) a subsequent event occurs that precludes the subordinated debt from being recognized as Tier 2 capital for regulatory capital purposes, or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended, in each case, at a redemption price equal to 100% of the principal amount of the subordinated debt plus any accrued and unpaid interest through, but excluding, the redemption date.

Junior Subordinated Debentures

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

11. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. The Bank also files various other state tax returns. The Company is undergoing examinations of New York State income tax returns for 2014, 2015 and 2016. Additionally, the Company remains subject to examination for its Federal and various other states income tax returns for the years ending on or after December 31, 2017. The Company believes it has accrued for all potential amounts that may be due to all taxing authorities.

Income tax provisions are summarized as follows for the years ended December 31:

	2020	2019	2018

	(In thousands)
Federal:
Current	$14,178	$12,404	$9,183
Deferred	(4,990)	(1,965)	(609)
Total federal tax provision	9,188	10,439	8,574
State and Local:
Current	967	3,543	3,876
Deferred	353	(1,930)	(2,055)
Total state and local tax provision	1,320	1,613	1,821
Total provision for income taxes	$10,508	$12,052	$10,395

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 23.3%, 22.7% and 15.9% for the years ended December 31, 2020, 2019 and 2018, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2020		2019		2018

	(Dollars in thousands)
Taxes at federal statutory rate	$9,489	21.0%	$11,200	21.0%	$13,752	21.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,043	2.3	1,274	2.4	1,439	2.2
Tax exempt	(875)	(1.9)	(878)	(1.6)	(1,961)	(3.0)
Nondeductible merger expense	543	1.2	328	0.6	—	—
Other	308	0.7	128	0.3	(2,835)	(4.3)
Taxes at effective rate	$10,508	23.3%	$12,052	22.7%	$10,395	15.9%

The components of the net deferred tax assets are as follows at December 31:

	2020	2019

	(In thousands)
Deferred tax assets:
Postretirement benefits	$7,600	$7,188
Allowance for loan losses	13,886	6,782
Operating lease liabilities	18,175	12,863
Stock based compensation	2,845	2,950
Depreciation	2,002	1,875
Unrealized loss on securities available for sale	—	1,812
Fair value adjustment on financial assets carried at fair value	23	95
Fair value hedges	2,726	1,669
Adjustment required to recognize funded status of postretirement pension plans	837	447
Cashflow hedges	7,780	2,668
Deferred loan income	2,000	1,367
Fair Value of Loans from Empire acquisition	3,465	—
Net operating loss (NYS)	23	—
Net operating loss (NYC)	1,395	880
Other	3,412	1,690
Deferred tax assets	66,169	42,286

Deferred tax liabilities:
FPFC deferred income	2,084	2,256
Right of Use Asset	15,582	12,863
Fair value adjustment on financial liabilities carried at fair value	4,968	5,003
Entity specific fair value	821	456
Unrealized gains on securities	573	—
Deferred loan cost	6,426	5,994
Other	1,459	341
Deferred tax liabilities	31,913	26,913

Net deferred tax asset included in other assets	$34,256	$15,373

The deferred tax asset represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $31.9 million deferred tax liability can be used to offset a portion of the deferred tax asset it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2020 and 2019.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in tax expense. During the three years ended December 31, 2020, the Company did not recognize any material amounts of interest or penalties on income taxes.

12. Stock-Based Compensation

For the years ended December 31, 2020, 2019 and 2018 the Company’s net income, as reported, includes $6.0 million, $7.9 million and $6.5 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.4 million, $1.8 million and $1.4 million, respectively, of income tax benefits related to the stock-based compensation plans.

No stock options have been granted by the Company since 2009. At December 31, 2020 and 2019, there are no stock options outstanding.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. No other amendments to the 2014 Omnibus Plan were made. Including the additional shares authorized from the Amendment, 324,738 shares are available for future issuance under the 2014 Omnibus Plan at December 31, 2020. To fund restricted stock unit awards or option exercises, shares are issued from treasury stock, if available; otherwise new shares are issued. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of December 31, 2020, PRSU’s granted in 2019 are being accrued at above target and PRSU’s granted in 2020 are being accrued at target. The different levels of accrual are commensurate with the projected performance of the respective grant.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 173,528 RSU's, 263,574 RSU's and 280,590 RSU’s granted for the years ended December 31, 2020, 2019 and 2018, respectively and 72,143 and 67,352 PRSU’s granted for the year ended December 31, 2020 and 2019, respectively.

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the year ended December 31, 2020:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2019	428,295	$24.42	34,186	$22.38
Granted	173,528	19.63	72,143	20.38
Vested	(258,745)	22.43	(39,749)	20.64
Forfeited	(6,180)	24.61	—	—
Non-vested at December 31, 2020	336,898	$23.48	66,580	$21.26

Vested but unissued at December 31, 2020	234,481	$23.25	67,115	$21.35

As of December 31, 2020, there was $5.4 million of total unrecognized compensation cost related to RSU and PRSU awards granted under the 2014 Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of awards vested for the years ended December 31, 2020, 2019 and 2018 were $5.7 million, $7.4 million and $7.1 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. The vested but unissued PRSU awards consist of awards made to employees who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates. As of December 31, 2020 and 2019, there is no remaining unrecognized compensation cost related to stock options granted.

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2020:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2019	109,226	$21.61
Granted	11,912	14.81
Distributions	(890)	11.73
Outstanding at December 31, 2020	120,248	$16.64
Vested at December 31, 2020	120,212	$16.64

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of ($0.4) million, $0.1 million and ($0.5) million for the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of distributions from the phantom stock plan were $10,000, $31,000 and $12,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

13. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial			Prior Service
	Loss (Gain)			Cost (Credit)			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018

	(In thousands)
Employee Retirement Plan	$1,775	$2,273	$3,238	$—	$—	$—	$1,775	$2,273	$3,238
Other Postretirement Benefit Plans	1,333	(265)	35	(112)	(198)	(283)	1,221	(463)	(248)
Outside Directors Plan	(274)	(380)	(566)	—	—	—	(274)	(380)	(566)
Total	$2,834	$1,628	$2,707	$(112)	$(198)	$(283)	$2,722	$1,430	$2,424

Employee Retirement Plan:

The Company has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. At December 31, 2020 and 2019, the Bank's Retirement Plan is invested 100% in fixed income funds. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2020, 2019 and 2018. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2020	2019

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22,443	$20,344
Interest cost	652	797
Actuarial loss	2,109	2,265
Benefits paid	(977)	(963)
Projected benefit obligation at end of year	24,227	22,443

Change in plan assets:
Market value of assets at beginning of year	25,505	22,419
Actual return on plan assets	3,192	4,049
Benefits paid	(977)	(963)
Market value of plan assets at end of year	27,720	25,505

Accrued pension asset included in other assets	$3,493	$3,062

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2020	2019
Weighted average discount rate	2.18%	3.00%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2020 were based on the Pri-2012 Total Dataset with Scale MP 2020 and the mortality assumptions for 2019 were based on the Pri-2012 Total Dataset with Scale MP 2019.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2020	2019	2018

	(In thousands)
Interest cost	$652	$797	$781
Amortization of unrecognized loss	444	269	621
Expected return on plan assets	(1,028)	(1,088)	(1,452)
Net pension (benefit) expense	68	(22)	(50)

Current year actuarial gain	(54)	(696)	(2,307)
Amortization of actuarial loss	(444)	(269)	(621)
Total recognized in other comprehensive income	(498)	(965)	(2,928)
Total recognized in net pension benefit and other comprehensive loss	$(430)	$(987)	$(2,978)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2020	2019	2018
Weighted average discount rate	3.00%	4.06%	3.42%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	4.75%	5.25%	7.00%

The following benefit payments are expected to be paid by the Retirement Plan for the years ending December 31:

Future Benefit
Payments
(In thousands)
2021	$1,386
2022	1,231
2023	1,247
2024	1,228
2025	1,214
2026-2030	6,020

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 8-10% and 3-5%, respectively. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 4.75% for 2020.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2020	2019
Equity securities	—%	—%
Debt securities	100%	100%

At December 31, 2020, Plan assets are invested in a diversified mix of fixed income funds.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. At December 31, 2020, the plan's assets were 100% invested in fixed income securities. Adjustments to this mix are made periodically based on current capital market conditions and plan funding levels. Performance of the investment fund managers is monitored on an ongoing basis using modern portfolio risk analysis and appropriate index benchmarks.

The Company does not expect to make a contribution to the Retirement Plan in 2021.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2020	2019

	(In thousands)
Pooled Separate Accounts
Long duration bond fund (a)	$12,229	$11,242
Long corporate bond fund (b)	5,587	5,069
Prudential short term (c)	286	403
Mutual Fund
Investment grade bond fund (d)	9,618	8,791

Total	$27,720	$25,505
a.	Comprised of fixed income securities with durations of longer than six years that seek to maximize total return consistent with the preservation of capital and prudent investment management.
b.	Comprised of corporate bonds with an average duration within 0.25 years of the benchmark and its average credit quality is no lower than BBB. The fund seeks to outperform the Bloomberg Barclays Long Corporate Bond Index.
c.	Comprised of money market instruments with an emphasis on safety and liquidity.
d.	Comprised of high quality corporate bonds diversified broadly across industries, issuers and regions. The funds primary benchmark is the Bloomberg Barclays U.S. Credit Index.

The fair value of the mutual fund is determined daily using quoted market prices in an open market (level 1). The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2020 and 2019. These are measured at net asset value under the practical expedient with future redemption dates.

The fair values of the Plan’s investments in pooled separate accounts are calculated each business day. All investments can be redeemed on a daily basis without restriction. The investments in pooled separate accounts, which are valued at net asset value, have not been classified in the fair value hierarchy in accordance with Accounting Standards Update (“ASU”) No. 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2020, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2020	2019

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,762	$8,518
Service cost	274	280
Interest cost	259	341
Actuarial gain	1,599	(301)
Benefits paid	(95)	(76)
Projected benefit obligation at end of year	10,799	8,762

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	95	76
Benefits paid	(95)	(76)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$10,799	$8,762

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2020	2019
Discount rate	2.18%	3.00%
Rate of increase in health care costs
Initial	7.50%	7.50%
Ultimate (year 2026)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2020 were based on the Pri-2012 with Scale MP 2020 and the mortality assumptions for 2019 were based on the Pri-2012 with Scale MP 2019.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2020	2019	2018

	(In thousands)
Service cost	$274	$280	$350
Interest cost	259	341	307
Amortization of unrecognized loss	—	—	33
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	448	536	605

Current year actuarial (gain) loss	1,599	(301)	(1,155)
Amortization of actuarial loss	—	—	(33)
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	1,684	(216)	(1,103)
Total recognized in net postretirement expense and other comprehensive loss	$2,132	$320	$(498)

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2020	2019	2018
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	3.00%	4.06%	3.42%
Rate of increase in health care costs
Initial	7.50%	7.00%	7.00%
Ultimate (year 2026)	5.00%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2021	$255
2022	299
2023	310
2024	315
2025	333
2026-2030	2,029

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee’s first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $3.7 million, $3.0 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $16.6 million and $14.4 million at December 31, 2020 and 2019, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. Dividend payments received are used to purchase additional shares of common stock. Shares released are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. For the years ended December 31, 2020, 2019 and 2018, the Company funded $2.6 million, $3.4 million and $3.6 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT.

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

The EBT shares are as follows at December 31:

	2020	2019
Shares owned by Employee Benefit Trust, beginning balance	181,611	329,090
Shares purchased	3,697	7,267
Shares released and allocated	(145,447)	(154,746)
Shares owned by Employee Benefit Trust, ending balance	39,861	181,611

Market value of unallocated shares	$663,287	$3,924,614

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, an eligible non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $4.2 million and $4.3 million at December 31, 2020 and 2019, respectively. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2020	2019

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,290	$2,265
Service cost	15	39
Interest cost	64	86
Actuarial loss	51	44
Benefits paid	(144)	(144)
Projected benefit obligation at end of year	2,276	2,290

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	144	144
Benefits paid	(144)	(144)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$2,276	$2,290

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2020	2019	2018

	(In thousands)
Service cost	$15	$39	$42
Interest cost	64	86	78
Amortization of unrecognized gain	(55)	(141)	(91)
Amortization of past service liability	—	—	12
Net pension expense	24	(16)	41

Current actuarial (gain) loss	51	44	(184)
Amortization of actuarial gain	55	141	91
Amortization of prior service cost	—	—	(12)
Total recognized in other comprehensive income	106	185	(105)
Total recognized in net pension expense and other comprehensive income	$130	$169	$(64)

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2020	2019	2018
Weighted average discount rate for the benefit obligation	2.18%	3.00%	4.06%
Weighted average discount rate for periodic pension benefit expense	3.00%	4.06%	3.42%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2021	$288
2022	288
2023	256
2024	220
2025	192
2026 - 2030	736

14. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2020 and 2019, the Bank’s liquidation account was $0.4 million and $0.5 million, respectively, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2020, the Bank had $10.7 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

Treasury Stock Transactions:

The Holding Company repurchased 142,405 common shares at an average cost of $16.45 and 40,000 common shares at an average cost of $19.28 during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, 284,806 shares remained subject to repurchase under the authorized stock repurchase program. Stock will be purchased under the authorized stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2020	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

Other comprehensive income before reclassifications, net of tax	4,787	(14,924)	(1,112)	828	(10,421)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	485	3,266	211	—	3,962
Net current period other comprehensive income, net of tax	5,272	(11,658)	(901)	828	(6,459)
Ending balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2019	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	11,657	(8,606)	661	155	3,867
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10	(961)	29	—	(922)
Net current period other comprehensive income, net of tax	11,667	(9,567)	690	155	2,945
Ending balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2018	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(5,522)	$231	$(3,695)	$—	$(8,986)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	(1,325)	50	(798)	—	(2,073)
Impact of adoption of Accounting Standard Update 2016-01	—	—	—	779	779
Other comprehensive income before reclassifications, net of tax	(10,127)	3,351	2,484	87	(4,205)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,325	72	336	—	1,733
Net current period other comprehensive income, net of tax	(8,802)	3,423	2,820	87	(2,472)
Ending balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the Year Ended December 31, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(701)		Net loss on sale of securities
	216		Tax expense
	$(485)		Net of tax

Cash flow hedges:
Interest rate swaps	$(4,732)		Interest expense
	1,466		Tax expense
	$(3,266)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(390)	(1)	Other operating expenses
Prior service credits	85	(1)	Other operating expenses
	(305)		Total before tax
	94		Tax expense
	$(211)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 13 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

For the Year Ended December 31, 2019
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(15)		Net loss on sale of securities
	5		Tax expense
	$(10)		Net of tax

Cash flow hedges:
Interest rate swaps	$1,392		Interest expense
	(431)		Tax expense
	$961		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(128)	(1)	Other operating expenses
Prior service credits	85	(1)	Other operating expenses
	(43)		Total before tax
	14		Tax expense
	$(29)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 13 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

For the Year Ended December 31, 2018
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(1,920)		Net loss on sale of securities
	595		Tax expense
	$(1,325)		Net of tax

Cash flow hedges:
Interest rate swaps	$(104)		Interest expense
	32		Tax expense
	$(72)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(530)	(1)	Other operating expenses
Prior service credits	39	(1)	Other operating expenses
	(491)		Total before tax
	155		Tax expense
	$(336)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 13 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

15. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of December 31, 2020, the Bank continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.5%. The CCB for the Bank at December 31, 2020 and 2019 was 4.30% and 5.43%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$733,010	9.27%	$680,749	9.65%
Requirement to be well capitalized	395,510	5.00	352,581	5.00
Excess	337,500	4.27	328,168	4.65

Common Equity Tier I risk-based capital:
Capital level	$733,010	11.65%	$680,749	13.02%
Requirement to be well capitalized	408,929	6.50	339,944	6.50
Excess	324,081	5.15	340,805	6.52

Tier I risk-based capital:
Capital level	$733,010	11.65%	$680,749	13.02%
Requirement to be well capitalized	503,297	8.00	418,393	8.00
Excess	229,713	3.65	262,356	5.02

Total risk-based capital:
Capital level	$773,807	12.30%	$702,500	13.43%
Requirement to be well capitalized	629,121	10.00	522,991	10.00
Excess	144,686	2.30	179,509	3.43

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2020, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at December 31, 2020 and 2019 was 4.54% and 5.62%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2020		December 31, 2019
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$662,987	8.38%	$615,500	8.73%
Requirement to be well capitalized	395,439	5.00	352,581	5.00
Excess	267,548	3.38	262,919	3.73

Common Equity Tier I risk-based capital:
Capital level	$621,247	9.88%	$572,651	10.95%
Requirement to be well capitalized	408,694	6.50	339,929	6.50
Excess	212,553	3.38	232,722	4.45

Tier I risk-based capital:
Capital level	$662,987	10.54%	$615,500	11.77%
Requirement to be well capitalized	503,008	8.00	418,374	8.00
Excess	159,979	2.54	197,126	3.77

Total risk-based capital:
Capital level	$794,034	12.63%	$712,251	13.62%
Requirement to be well capitalized	628,760	10.00	522,967	10.00
Excess	165,274	2.63	189,284	3.62

16. Leases

The following table summarizes the operating lease ROU assets and liabilities at and for the period indicated:

	At or for the	At or for the
	twelve months ended	twelve months ended
(Dollars in thousands)	December 31, 2020	December 31, 2019

Operating lease ROU assets	$50,743	$41,254

Operating lease liabilities	$59,100	$49,367

Lease Cost
Operating lease cost	$7,725	$7,575
Short-term lease cost	139	136
Variable lease cost	1,128	1,020
Total lease cost	$8,992	$8,731

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,316	$8,051
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,484	$1,576
Right-of-use assets obtained in acquisition	$9,993	$—
Weighted-average remaining lease term-operating leases	8.3 years	7.5 years
Weighted average discount rate-operating leases	3.2%	3.8%

The rental expense under legacy lease accounting totaled $6.1 million for the year ended 2018.

The Company’s minimum annual rental payments at December 31, 2020 for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2021	$8,757
2022	8,871
2023	9,006
2024	8,847
2025	8,212
Thereafter	23,547
Total minimum payments required	67,240
Less: implied interest	8,140
Total lease obligations	$59,100

The Company’s minimum annual rental payments at December 31, 2019 for Bank facilities due under non-cancelable leases are as follows:

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $62.4 million and $411.7 million, respectively, at December 31, 2020. Included in these commitments were $38.4 million of fixed-rate commitments at a weighted average rate of 3.82% and $436.7 million of adjustable-rate commitments with a weighted average rate of 3.84%, as of December 31, 2020. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2020 and 2019, there were $855.4 million and $494.0 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Company had purchase obligations totaling $17.4 million and $22.0 million as of December 31, 2020 and 2019, which are primarily related to contracts with data processing, loan servicing and check processing services provided by third-party vendors.

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

18. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2020, the largest amount the Bank could lend to one borrower was approximately $110.0 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $87.8 million, all of which were performing according to their terms.

19. Related Party Transactions

At December 31, 2020 and 2019, there were no outstanding loans to a related party. Deposits of related parties totaled $13.4 million and $7.7 million at December 31, 2020 and 2019, respectively.

20. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2020, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.5 million and $43.1 million, respectively. At December 31, 2019, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $44.4 million, respectively. The Company did not purchase or sell any financial assets or liabilities under the fair value option during the years ended December 31, 2020 and 2019.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2020 and 2019, and the changes in fair value included in the Consolidated Statement of Income – Net loss from fair value adjustments:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended December 31,
Description	2020	2019	2020	2019	2018
(Dollars in thousands)
Mortgage-backed securities	$505	$772	$3	$3	$(19)
Other securities	13,998	13,548	230	427	(109)
Borrowed funds	43,136	44,384	(50)	(2,802)	(4,913)
Net gain (loss) from fair value adjustments (1)			$183	$(2,372)	$(5,041)
(1)	The net loss from fair value adjustments presented in the above table does not include net (losses) gains of ($2.3) million, ($3.0) million and $0.9 million from the change in fair value of derivative instruments during the years ended December 31, 2020, 2019 and 2018, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2020 and 2019. The fair value of borrowed funds includes accrued interest payable of $0.1 million and $0.2 million at December 31, 2020 and 2019, respectively.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2020 and 2019, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2020 and 2019, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2020 and 2019, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed
Securities	$—	$—	$404,460	$523,849	$—	$—	$404,460	$523,849
Other securities	12,703	12,216	229,516	235,103	1,295	1,332	243,514	248,651
Interest rate swaps	—	—	1,319	2,352	—	—	1,319	2,352

Total assets	$12,703	$12,216	$635,295	$761,304	$1,295	$1,332	$649,293	$774,852

Liabilities:
Borrowings	$—	$—	$—	$—	$43,136	$44,384	$43,136	$44,384
Interest rate swaps	—	—	60,987	19,653	—	—	60,987	19,653

Total liabilities	$—	$—	$60,987	$19,653	$43,136	$44,384	$104,123	$64,037

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2020 and 2019.

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2020		December 31, 2019
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,332	$44,384	$1,256	$41,849
Net (loss) gain from fair value adjustment of financial assets (1)	(34)	—	78	—
Net loss from fair value adjustment of financial liabilities (1)	—	50	—	2,803
Decrease in accrued interest	(3)	(103)	(2)	(39)
Change in unrealized losses included in other comprehensive loss	—	(1,195)	—	(229)
Ending balance	$1,295	$43,136	$1,332	$44,384

Changes in unrealized gains held at period end	$—	$2,670	$—	$1,476
(1)	These totals in the table above are presented in the Consolidated Statement of Income under net loss from fair value adjustments.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,295	Discounted cash flows	Discount rate	n/a	4.2%

Liabilities:

Junior subordinated debentures	$43,136	Discounted cash flows	Discount rate	n/a	4.2%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,332	Discounted cash flows	Discount rate	n/a	4.2%

Liabilities:

Junior subordinated debentures	$44,384	Discounted cash flows	Discount rate	n/a	4.2%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2020 and 2019, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2020	2019	2020	2019	2020	2019	2020	2019

	(In thousands)
Assets:
Non-accrual loans	$—	$—	$—	$—	$11,980	$1,081	$11,980	$1,081
Other repossessed assets	—	—	—	—	—	239	—	239

Total assets	$—	$—	$—	$—	$11,980	$1,320	$11,980	$1,320

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,690	Sales approach	Reduction for planned expedited disposal	-100.0% to 15.0%	6.8%

Non-accrual loans	$1,290	Discounted Cashflow	Discount Rate	4.3% to 5.5%	4.9%
			Probability of Default	20.0% to 35.0%	27.4%

	At December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$809	Discounted Cashflow	Discount Rate	6.4%	6.4%
			Probability of Default	20.0%	20.0%

Non-accrual loans	$272	Blended income and sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-10.0% to 15.0%	3%
			Capitalization rate	9.5%	9.5%
			Reduction for planned expedited disposal	15.0%	15.0%

Other repossessed assets	$239	Sales approach	Reduction for planned expedited disposal	0.5% to 12.5%	6.5%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2020 and 2019.

The methods and assumptions used to estimate fair value at December 31, 2020 and 2019 are as follows:

Securities:

The fair values of securities are contained in Note 7 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. When there is limited activity or less transparency around inputs to the valuation, securities are valued using discounted cash flows.

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

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$157,388	$157,388	$157,388	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,914	8,991	—	8,991	—
Other securities	49,918	54,538	—	—	54,538
Securities available for sale
Mortgage-backed securities	404,460	404,460	—	404,460	—
Other securities	243,514	243,514	12,703	229,516	1,295
Loans	6,704,674	6,793,985	—	—	6,793,985
FHLB-NY stock	43,439	43,439	—	43,439	—
Accrued interest receivable	44,041	44,041	2	1,389	42,650
Interest rate swaps	1,319	1,319	—	1,319	—

Liabilities:
Deposits	$6,136,355	$6,141,775	$4,997,994	$1,143,781	$—
Borrowings	1,020,895	1,017,573	—	974,437	43,136
Accrued interest payable	4,755	4,755	—	4,755	—
Interest rate swaps	60,987	60,987	—	60,987	—

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$49,787	$49,787	$49,787	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,934	8,114	—	8,114	—
Other securities	50,954	53,998	—	—	53,998
Securities available for sale
Mortgage-backed securities	523,849	523,849	—	523,849	—
Other securities	248,651	248,651	12,216	235,103	1,332
Loans	5,772,206	5,822,124	—	—	5,822,124
FHLB-NY stock	56,921	56,921	—	56,921	—
Accrued interest receivable	25,722	25,722	9	2,519	23,194
Interest rate swaps	2,352	2,352	—	2,352	—

Liabilities:
Deposits	$5,066,424	$5,070,046	$3,628,534	$1,441,512	$—
Borrowings	1,237,231	1,389,883	—	1,345,499	44,384
Accrued interest payable	6,752	6,752	—	6,752	—
Interest rate swaps	19,653	19,653	—	19,653	—

21. Derivative Financial Instruments

At December 31, 2020 and 2019, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for four purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at December 31, 2020 and 2019; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $316.1 million and $326.0 million at December 31, 2020 and 2019 respectively; 3) to facilitate risk management strategies for our loan customers with $125.6 million of swaps outstanding, which include $62.8 million with customers and $62.8 million with bank counterparties at December 31, 2020 and 4) to mitigate exposure to rising interest rates on certain short-term advances totaling $1,021.5 million and $541.5 million at December 31, 2020 and 2019, respectively.

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

At December 31, 2020 and 2019, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

At December 31, 2020 and 2019, derivatives with a combined notional amount of $143.6 million and $18.0 million, respectively, were not designated as hedges. At December 31, 2020 and 2019, derivatives with a combined notional amount of $316.1 million and $326.0 million were designated as fair value hedges. At December 31, 2020 and 2019, derivatives with a combined notional amount of $1,021.5 million and $541.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the year ended December 31, 2020, $4.7 million was reclassified from accumulated other comprehensive income (loss) to interest expense. The estimated amount to be reclassified in next 12 months out of accumulated other comprehensive income (loss) into earnings is $4.7 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	December 31, 2020		December 31, 2019
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

	(In thousands)
Interest rate swaps (fair value hedge)	$—	$—	$139,960	$2,352
Interest rate swaps (non-hedge)	62,779	1,319	—	—
Interest rate swaps (fair value hedge)	316,051	(28,689)	186,009	(7,769)
Interest rate swaps (cash flow hedge)	1,021,500	(25,300)	541,500	(8,530)
Interest rate swaps (non-hedge)	80,779	(6,998)	18,000	(3,354)
Total derivatives	$1,481,109	$(59,668)	$885,469	$(17,301)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the years ended
		December 31,
(In thousands)	Affected Line Item in the Statement Where Net income is Presented	2020	2019	2018
Financial Derivatives:
	Other interest expense	$(434)	$(140)	$(193)
	Net gain (loss) from fair value adjustments	(2,325)	(2,981)	919
Interest rate swaps (non-hedge)		(2,759)	(3,121)	726

Interest rate swaps (fair value hedge)	Interest and fees on loans	(5,226)	(837)	43

Interest rate swaps (cash flow hedge)	Other interest expense	(6,703)	1,232	156

Net (loss) income		$(14,688)	$(2,726)	$925

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

December 31, 2020
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$1,319	$—	$1,319	$—	$—	$1,319

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$60,987	$—	$60,987	$99	$63,517	$(2,629)

December 31, 2019
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$2,352	$—	$2,352	$—	$—	$2,352

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$19,653	$—	$19,653	$19,265	$—	$388

22. New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2020:

Effective January 1, 2020, the Company adopted Accounting Standards Topic 326, “Financial Instruments – Credit Losses” which replaced the previously existing U.S. GAAP “incurred loss” approach to “expected credit losses” approach, which is referred as Current Expected Credit Losses (“CECL”). CECL measures the credit loss associated with financial assets carried at amortized cost, including loan receivables, held-to-maturity debt securities, off balance sheet credit exposures and certain leases recognized by a lessor. CECL introduced the concept of purchased credit-deteriorated (PCD) financial assets, in which it requires the estimate of expected credit losses embedded in the purchase price of PCD assets to be estimated and separately recognized as an allowance as of the date of acquisition. It also modifies the accounting of impairment on available-for-sale debt securities by recognizing a credit loss through an allowance for credit.

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

Effective December 31, 2020, the Company adopted ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20).” The ASU provided targeted improvements to the disclosures required for Defined Benefit Plans.  The guidance did not have a significant impact on the Company’s financial positions, results of operations or disclosures.

Accounting Standards Pending Adoption:

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform” (Topic 848), which clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022.

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

23. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2020 and 2019 is presented below:

	2020				2019
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly operating data:
Interest income	$68,971	$63,914	$64,772	$66,670	$70,179	$69,389	$69,575	$69,813
Interest expense	13,239	13,990	16,055	25,844	29,000	30,440	29,566	28,010
Net interest income	55,732	49,924	48,717	40,826	41,179	38,949	40,009	41,803
Provision (benefit) for credit losses	3,862	2,470	9,619	7,178	(318)	683	1,474	972
Other operating (loss) income	(1,181)	1,351	13,737	(2,864)	5,038	1,039	2,451	943
Other operating expense	46,811	29,985	28,755	32,380	29,647	26,045	27,158	32,419
Income (loss) before income tax expense	3,878	18,820	24,080	(1,596)	16,888	13,260	13,828	9,355
Income tax expense	417	4,489	5,808	(206)	3,957	2,536	3,272	2,287
Net income (loss)	$3,461	$14,331	$18,272	$(1,390)	$12,931	$10,724	$10,556	$7,068

Basic earnings (loss) per common share	$0.11	$0.50	$0.63	$(0.05)	$0.45	$0.37	$0.37	$0.25
Diluted earnings (loss) per common share	$0.11	$0.50	$0.63	$(0.05)	$0.45	$0.37	$0.37	$0.25
Dividends per common share	$0.21	$0.21	$0.21	$0.21	$0.21	$0.21	$0.21	$0.21

Average common shares outstanding for:
Basic earnings per share	30,603	28,874	28,867	28,853	28,723	28,730	28,761	28,621
Diluted earnings per share	30,603	28,874	28,867	28,853	28,723	28,730	28,761	28,621

24. Parent Company Only Financial Information

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

The condensed financial statements for the Holding Company are presented below:

	December 31,	December 31,
Condensed Statements of Financial Condition	2020	2019

	(Dollars in thousands)
Assets:
Cash and due from banks	$28,033	$14,401
Securities available for sale:
Other securities	1,295	1,332
Investment in Bank	726,802	684,643
Goodwill	2,185	2,185
Other assets	839	1,897
Total assets	$759,154	$704,458

Liabilities:
Subordinated debentures	$90,180	$74,319
Junior subordinated debentures, at fair value	43,136	44,384
Other liabilities	6,841	6,083
Total liabilities	140,157	124,786

Stockholders' Equity:
Common stock	341	315
Additional paid-in capital	261,533	226,691
Treasury stock, at average cost (3,311,769 shares and 3,373,389 at December 31, 2020 and 2019, respectively)	(69,400)	(71,487)
Retained earnings	442,789	433,960
Accumulated other comprehensive loss, net of taxes	(16,266)	(9,807)
Total equity	618,997	579,672

Total liabilities and equity	$759,154	$704,458

	For the years ended December 31,
Condensed Statements of Income	2020	2019	2018

	(In thousands)
Dividends from the Bank	$78,833	$32,000	$34,000
Interest income	466	250	275
Interest expense	(5,858)	(6,677)	(6,479)
Net loss from fair value adjustments	(85)	(2,725)	(4,769)
Other operating expenses	(3,975)	(2,833)	(1,391)
Income before taxes and equity in undistributed earnings of subsidiary	69,381	20,015	21,636
Income tax benefit	2,274	3,173	3,907
Income before equity in undistributed earnings of subsidiary	71,655	23,188	25,543
Equity in undistributed earnings of the Bank	(36,981)	18,091	29,547
Net income	34,674	41,279	55,090
Other comprehensive gain (loss), net of tax	(6,459)	2,945	(2,472)
Comprehensive net income	$28,215	$44,224	$52,618

	For the years ended December 31,
Condensed Statements of Cash Flows	2020	2019	2018

	(In thousands)
Operating activities:
Net income	$34,674	$41,279	$55,090
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	36,981	(18,091)	(29,547)
Deferred income tax benefit	(291)	(769)	(1,915)
Fair value adjustments for financial assets and financial liabilities	85	2,725	4,769
Stock-based compensation expense	6,450	7,763	7,016
Net change in operating assets and liabilities	3,490	3,945	4,246
Net cash provided by operating activities	81,389	36,852	39,659

Investing activities:
Cash used in acquisition of Empire	(54,836)
Cash provided by acquisition of Empire	15,769	—	—
Net cash used in investing activities	(39,067)	—	—

Financing activities:
Purchase of treasury stock	(3,877)	(2,656)	(22,585)
Cash dividends paid	(24,813)	(24,149)	(22,927)
Stock options exercised	—	3	6
Net cash used in financing activities	(28,690)	(26,802)	(45,506)

Net increase (decrease) in cash and cash equivalents	13,632	10,050	(5,847)
Cash and cash equivalents, beginning of year	14,401	4,351	10,198
Cash and cash equivalents, end of year	$28,033	$14,401	$4,351

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit losses

As described in Notes 2 and 4 to the Company's consolidated financial statements, the Company had a gross loan portfolio of $6.7 billion and related allowance for credit losses of $45.2 million as of December 31, 2020. The allowance for credit losses consists of quantitative and qualitative components. The Company considers historical loss experience, current economic and business conditions, as well as reasonable and supportable forecasts to develop the quantitative component.  This quantitative component is then adjusted for qualitative risk factors that involve significant estimates and subjective assumptions that require a high degree of management’s judgment.

We identified management’s significant judgments used in the determination of the qualitative risk factors and certain assumptions used to develop the quantitative component, including the reasonable and supportable forecast period and reversion to historical loss period assumptions as a critical audit matter. Management’s determination of the qualitative loss factors and these assumptions requires significant judgments and estimates. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the design and testing the operating effectiveness of controls over management’s review of the qualitative risk factors, as well as assumptions used to develop the quantitative component, including the reasonable and supportable forecast period and reversion to historical loss period.
●	Verifying the relevance and reliability of inputs used in determining the qualitative risk factors and critical assumptions through evaluating the sources of data used, considering contradictory evidence, and testing the completeness and accuracy of data used.
●	Utilizing the engagement team’s specialized skills and knowledge of the banking industry and local and regional economy to perform an independent assessment of the qualitative risk factors using similar and alternative source data, and then comparing the results to management’s determination of the qualitative risk factors.
●	Utilizing personnel with specialized skill and knowledge in valuation to assist with evaluating the reasonableness of the reasonable and supportable forecast period and reversion to historical loss period assumptions used to develop the quantitative component

Goodwill

At December 31, 2020, the Company has goodwill of $17.6 million, which is allocated to the Company’s single reporting unit. As described in Note 2 to the Company’s consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually or when events and circumstances indicate that an impairment may have occurred. During each of the periods ended March 31, 2020, June 30, 2020, and September 30, 2020, the market volatility resulting from the COVID-19 pandemic resulted in a decline in the Company’s stock price and market capitalization. The Company determined that such decrease was a triggering event requiring interim goodwill impairment quantitative analysis. At December 31, 2020, the Company performed its annual goodwill impairment test. The Company determined that the Company’s goodwill was not impaired as of March 31, June 30, September 30 or December 31, 2020. The quantitative impairment tests were performed by utilizing a discounted cash flow valuation methodology based on projections of the Company’s financial performance.

We identified the estimate of the fair value of the Company’s reporting unit as part of the interim and annual impairment assessments as a critical audit matter. The principal considerations for our determination are: (i) the fair value estimate was sensitive to changes in the significant assumptions, including those used to develop the projected cash flows, the discount rate and the terminal growth rate and (ii) the audit effort involved the use of professionals with specialized skill and knowledge. The significant assumptions which reflect expectations about future economic conditions were especially challenging to audit and required subjective auditor judgment due to the inherent uncertainties related to the COVID-19 pandemic.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the design and testing the operating effectiveness of controls over the Company’s estimate of the fair value of its reporting unit, including controls over management’s review of the significant assumptions described above.
●	Evaluating the reasonableness of the significant assumptions used in the projected cash flows by comparing them to historical results and market data, while considering the effect of COVID-19.
●	Utilizing personnel with specialized knowledge and skill in (i) assessing the appropriateness of the valuation method and implied control premium and (ii) evaluating the reasonableness of the discount rate and terminal growth rate.

Acquisition of Empire Bancorp, Inc.

As described in Note 3 to the Company’s consolidated financial statements, the Company completed its acquisition of Empire Bancorp, Inc. for a total purchase consideration of $87.5 million, with total assets acquired of $982.7 million, liabilities assumed of $896.7 million and resulting goodwill of $1.5 million on October 30, 2020. Determination of the acquisition date fair values of the assets acquired and liabilities assumed requires the Company to make significant estimates and assumptions. The fair value determination of a loan portfolio requires greater levels of estimates and assumptions than the remainder of purchased assets or assumed liabilities. In determining the fair values of loans, the Company must determine projected credit losses and discount rates, among other assumptions.

We identified the determination of the projected credit loss and discount rate assumptions in the valuation of acquired loans as a critical audit matter, as changes in these assumptions could have a significant impact on the fair values of the loans acquired. Auditing these significant assumptions involved especially challenging and subjective auditor judgement due to the nature and extent of audit effort required to address these matters, including specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the design and testing the operating effectiveness of controls over the business combination, specifically management’s review of the key assumptions used in the valuation of acquired loans.
●	Testing the completeness and accuracy of the loan level data utilized in the valuation of the acquisition date fair value by confirming such data with the borrower on a sample basis.
●	Utilizing personnel with specialized skill and knowledge in valuation to assist with (i) assessing the appropriateness of the valuation methodology and (ii) testing and evaluating the reasonableness of projected credit loss and discount rate assumptions used in the valuation of the acquired loans. This includes utilizing information obtained from market participants and recent market activity on other recent acquisitions to test the Company’s assumptions and identify potential sources of contrary information.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 16, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

March 16, 2021

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on those criteria issued by COSO.

BDO USA, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in its report.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2021 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at:  https://s26.q4cdn.com/191821158/files/doc_downloads/governance/Code-of-Business-Conduct-Ethics.pdf

Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)  1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

●	Consolidated Statements of Financial Condition at December 31, 2020 and 2019
●	Consolidated Statements of Income for each of the three years in the period ended December 31, 2020
●	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020
●	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2020
●	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020
●	Notes to Consolidated Financial Statements
●	Reports of Independent Registered Public Accounting Firm

2.    Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.    Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 24, 2019, by and among Flushing Financial Corporation, Empire Bancorp, Inc. and Lighthouse Acquisition Co., Inc. † (18)
2.2	Amendment No. 1 to the Agreement and Plan of Merger by and among Empire Bancorp, Inc., Lighthouse Acquisition Co., Inc. and Flushing Financial Corporation, dated as of December 6, 2019 (19)
2.3	Amendment No. 2 to the Agreement and Plan of Merger by and among Empire Bancorp, Inc., Lighthouse Acquisition Co., Inc. and Flushing Financial Corporation, dated as of August 14, 2020 (20)
3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (11)
3.4	Amended and Restated By-Laws of Flushing Financial Corporation (13)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (8)
4.2

First Supplemental Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee, including the form of the Notes attached as Exhibit A thereto. (8)

4.3	Description of Securities (20)
10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (12)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (12)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (12)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (12)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (12)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (12)
10.7*	Employment Agreement between Flushing Financial Corporation and Susan K. Cullen (16)
10.8*	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective January 1, 2016) (15)
10.9*	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of January 1, 2016) (15)
10.10*	Amended and Restated Outside Director Retirement Plan (7)
10.11*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.12*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (14)
10.13*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.14*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.15* P	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (3)
10.17* P	Guarantee by Flushing Financial Corporation (1)
10.18*	Form of Outside Director Restricted Stock Award Letter (6)
10.19*	Form of Outside Director Restricted Stock Unit Award Letter (15)
10.20*	Form of Employee Restricted Stock Award Letter (6)
10.21*	Form of Employee Restricted Stock Unit Grant Letter Agreement (15)
10.22*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (9)
10.23*	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (10)
10.24*	Annual Incentive Plan for Executives and Senior Officers (11)
10.25	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (13)

10.26*	Flushing Financial Corporation 2014 Omnibus Incentive Plan (16)
10.27*	Form of Employee Performance Restricted Stock Unit Award Letter (17)
10.28*	Form of Director Restricted Stock Unit Award Letter With One Year Vesting (17)
10.29*	Flushing Bank Supplemental Savings Incentive Plan, Amended and Restated as of November 1, 2018 (17)
10.30	Employment Agreement between Flushing Financial Corporation and Thomas M. Buonaiuto (18)
10.31	Consulting Agreement between Flushing Bank and Douglas C. Manditch (18)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Indicates compensatory plan or arrangement.
†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Flushing Financial hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(8)	Incorporated by reference to Exhibits filed with Form 8-K filed December 12, 2016.
(9)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(10)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(13)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2014.
(14)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2014.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2015.
(16)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2016
(17)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2018.
(18)	Incorporated by reference to Exhibit filed with Form 8-K filed October 28, 2019.
(19)	Incorporated by reference to Exhibit filed with Form 8-K filed December 6, 2019.
(20)	Incorporated by reference to Exhibit filed with Form 10-K filed December 31, 2019.
(21)	Incorporated by reference to Exhibit filed with Form 8-K filed August 17, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 16, 2021.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 16, 2021
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	March 16, 2021
Alfred A. DelliBovi

/S/SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	March 16, 2021
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	March 16, 2021
James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 16, 2021
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 16, 2021
Louis C. Grassi

/S/SAM S. HAN	Director	March 16, 2021
Sam S. Han

/S/JOHN J. MCCABE	Director	March 16, 2021
John J. McCabe

/S/DONNA M. O’BRIEN	Director	March 16, 2021
Donna M. O’Brien

/S/MICHAEL J. RUSSO	Director	March 16, 2021
Michael J. Russo

/S/MICHAEL A. AZARIAN	Director	March 16, 2021
Michael A. Azarian

/S/CAREN C. YOH	Director	March 16, 2021
Caren C. Yoh
/S/DOUGLAS C. MANDITCH	Director	March 16, 2021
Douglas C. Manditch