Form 10-Q
period 2021-03-31
FLUSHING FINANCIAL CORP
filed 2021-05-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer __	Accelerated filer X
Non-accelerated filer __	Smaller reporting company __
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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2021 was 30,954,774.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	March 31,	December 31,
	2021	2020

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$174,420	$157,388
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $5,529 and $5,853 at March 31, 2021 and December 31, 2020, respectively; fair value of $8,492 and $8,991 at March 31, 2021 and December 31, 2020, respectively)	7,909	7,914
Other securities, net of allowance for credit losses of $915 and $907 at March 31, 2021 and December 31, 2020, respectively, (none pledged; fair value of $52,543 and $54,538 at March 31, 2021 and December 31, 2020, respectively)	49,912	49,918
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $301,048 and $264,968 at March 31, 2021 and December 31, 2020, respectively; $481 and $505 at fair value pursuant to the fair value option at March 31, 2021 and December 31, 2020, respectively)	518,781	404,460
Other securities (including asset pledged of $6,220 and $6,453 at March 31, 2021 and December 31, 2020, respectively; $13,867 and $13,998 at fair value pursuant to the fair value option at March 31, 2021 and December 31, 2020, respectively)	242,440	243,514
Loans:
Multi-family residential	2,525,967	2,533,952
Commercial real estate	1,721,702	1,754,754
One-to-four family - mixed-use property	595,431	602,981
One-to-four family - residential	239,391	245,211
Co-operative apartments	7,965	8,051
Construction	61,528	83,322
Small Business Administration	267,120	167,376
Taxi medallion	—	2,757
Commercial business and other	1,326,657	1,303,225
Net unamortized premiums and unearned loan fees	(445)	3,045
Allowance for loan losses	(45,099)	(45,153)
Net loans	6,700,217	6,659,521
Interest and dividends receivable	44,941	44,041
Bank premises and equipment, net	27,498	28,179
Federal Home Loan Bank of New York stock, at cost	41,498	43,439
Bank owned life insurance	182,707	181,710
Goodwill	17,636	17,636
Core deposit intangibles	3,013	3,172
Right of Use Asset	53,802	50,743
Other assets	94,410	84,759
Total assets	$8,159,184	$7,976,394

Liabilities
Due to depositors:
Non-interest bearing	$917,189	$778,672
Interest-bearing	5,409,388	5,312,061
Total Deposits	6,326,577	6,090,733
Mortgagors' escrow deposits	74,348	45,622
Borrowed funds:
Federal Home Loan Bank advances	814,218	887,579
Subordinated debentures	89,990	90,180
Junior subordinated debentures, at fair value	44,712	43,136
Total borrowed funds	948,920	1,020,895
Operating lease liability	58,080	59,100
Other liabilities	112,058	141,047
Total liabilities	7,519,983	7,357,397

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued at March 31, 2021 and December 31, 2020; 30,954,458 shares and 30,775,854 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	341	341
Additional paid-in capital	260,019	261,533
Treasury stock, at average cost (3,133,165 shares and 3,373,389 shares at March 31, 2021 and December 31, 2020, respectively)	(65,479)	(69,400)
Retained earnings	455,023	442,789
Accumulated other comprehensive loss, net of taxes	(10,703)	(16,266)
Total stockholders' equity	639,201	618,997

Total liabilities and stockholders' equity	$8,159,184	$7,976,394

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020

Interest and dividend income
Interest and fees on loans	$69,021	$61,109
Interest and dividends on securities:
Interest	3,072	5,256
Dividends	8	15
Other interest income	36	290
Total interest and dividend income	72,137	66,670
Interest expense
Deposits	6,105	18,778
Other interest expense	5,140	7,066
Total interest expense	11,245	25,844
Net interest income	60,892	40,826
Provision for credit losses	2,820	7,178
Net interest income after provision for credit losses	58,072	33,648
Non-interest income
Banking services fee income	2,725	798
Net loss on sale of securities	—	(37)
Net gain on sale of loans	31	42
Net gain on sale or disposition of assets	621	—
Net gain (loss) from fair value adjustments	982	(5,993)
Federal Home Loan Bank of New York stock dividends	689	964
Bank owned life insurance	997	943
Other income	266	419
Total non-interest income (loss)	6,311	(2,864)
Non-interest expense
Salaries and employee benefits	22,664	18,620
Occupancy and equipment	3,367	2,840
Professional services	2,400	2,862
FDIC deposit insurance	1,213	650
Data processing	2,109	1,694
Depreciation and amortization	1,639	1,536
Other real estate owned/foreclosure recoveries	(10)	(164)
Other operating expenses	4,777	4,342
Total non-interest expense	38,159	32,380
Income (loss) before income taxes	26,224	(1,596)
Provision(benefit) for income taxes
Federal	5,071	989
State and local	2,114	(1,195)
Total taxes	7,185	(206)
Net income (loss)	$19,039	$(1,390)

Basic earnings (loss) per common share	$0.60	$(0.05)
Diluted earnings (loss) per common share	$0.60	$(0.05)
Dividends per common share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
(In thousands)	2021	2020

Net income (loss)	$19,039	$(1,390)
Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($36) and ($30) for the three months ended March 31, 2021 and 2020, respectively.	81	67
Amortization of prior service credits, net of taxes of $6 for each of the three months ended March 31, 2021 and 2020, respectively.	(15)	(14)
Net unrealized losses on securities, net of taxes of $986 and $4,642 for the three months ended March 31, 2021 and 2020, respectively.	(2,217)	(10,202)
Reclassification adjustment for net losses included in income, net of taxes of ($12) for the three months ended March 31, 2020.	—	25
Net unrealized gains (losses) on cash flow hedges, net of taxes of ($3,461) and $6,190 for the three months ended March 31, 2021 and 2020 respectively.	7,798	(13,605)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $36 and ($489) for the three months ended March 31, 2021 and 2020.	(84)	1,096

Total other comprehensive income (loss), net of tax	5,563	(22,633)

Comprehensive income (loss)	$24,602	$(24,023)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,039	$(1,390)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,820	7,178
Depreciation and amortization of bank premises and equipment	1,639	1,536
Amortization of premium, net of accretion of discount	107	1,642
Net (gain) loss from fair value adjustments	(982)	5,993
Net (gain) loss from fair value adjustments on qualifying hedges	(1,427)	2,073
Net gain from sale of loans	(31)	(42)
Net loss from sale of securities	—	37
Net gain from sale or disposition of asset	(621)	—
Net loss from OREO	—	31
Income from bank owned life insurance	(997)	(943)
Amortization of core deposit intangibles	159	—
Stock-based compensation expense	3,470	3,430
Deferred compensation	(1,754)	(1,296)
Deferred income tax benefit	—	(2,318)
Increase in other liabilities	(4,881)	(7,106)
(Increase) decrease in other assets	(6,972)	2,440
Net cash provided by operating activities	9,569	11,265
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(958)	(759)
Net redemptions (purchases) of Federal Home Loan Bank of New York shares	1,941	(17,079)
Proceeds from maturities and calls of securities held-to-maturity	—	180
Proceeds from prepayments of securities held-to-maturity	—	150
Purchases of securities available for sale	(352,637)	(63,434)
Proceeds from sales and calls of securities available for sale	7,500	64,600
Proceeds from maturities and prepayments of securities available for sale	227,829	40,383
Net originations of loans	(41,680)	(55,906)
Purchases of loans	(25,948)	(77,233)
Proceeds from sale of loans	8,249	580
Net cash used in investing activities	(175,704)	(108,518)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the three months ended March 31,
	2021	2020

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	138,517	54,126
Net increase (decrease) in interest-bearing deposits	97,227	(247,777)
Net increase in mortgagors' escrow deposits	28,726	28,676
Net proceeds from short-term borrowed funds	—	410,000
Proceeds from long-term borrowings	—	50,000
Repayment of long-term borrowings	(73,361)	(80,456)
Purchases of treasury stock	(1,290)	(3,835)
Cash dividends paid	(6,652)	(6,084)
Net cash provided by financing activities	183,167	204,650
Net increase in cash and cash equivalents	17,032	107,397
Cash and cash equivalents, beginning of period	157,388	49,787
Cash and cash equivalents, end of period	$174,420	$157,184
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$9,935	$25,617
Income taxes paid	1,579	1,094
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	1,254	868

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2020	$618,997	$341	$261,533	$442,789	$(69,400)	$(16,266)

Net Income	19,039	—	—	19,039	—	—
Award of common shares released from Employee Benefit Trust (5,682 shares)	74	—	74	—	—	—
Vesting of restricted stock unit awards (248,896 shares)	—	—	(5,058)	(153)	5,211	—
Stock-based compensation expense	3,470	—	3,470	—	—	—
Repurchase of shares to satisfy tax obligation (70,292 shares)	(1,290)	—	—	—	(1,290)	—
Dividends on common stock ($0.21 per share)	(6,652)	—	—	(6,652)	—	—
Other comprehensive income	5,563	—	—	—	—	5,563
Balance at March 31, 2021	$639,201	$341	$260,019	$455,023	$(65,479)	$(10,703)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2019	$579,672	$315	$226,691	$433,960	$(71,487)	$(9,807)

Impact of adoption of ASC 326 - Credit Losses	(875)	—	—	(875)	—	—
Net loss	(1,390)	—	—	(1,390)	—	—
Award of common shares released from Employee Benefit Trust (116,414 shares)	1,398	—	1,398	—	—	—
Vesting of restricted stock unit awards (272,946 shares)	—	—	(5,626)	(156)	5,782	—
Stock-based compensation expense	3,430	—	3,430	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	—	(2,342)	—
Repurchase of shares to satisfy tax obligation (74,145 shares)	(1,493)	—	—	—	(1,493)	—
Dividends on common stock ($0.21 per share)	(6,084)	—	—	(6,084)	—	—
Other comprehensive loss	(22,633)	—	—	—	—	(22,633)
Balance at March 31, 2020	$549,683	$315	$225,893	$425,455	$(69,540)	$(32,440)

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term, including novel Coronavirus Disease 2019 (“COVID-19”)  related changes, are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets and the fair value of financial instruments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended
	March 31,
	2021	2020

Net income (loss)	$19,039	$(1,390)
Divided by:
Total weighted average common shares outstanding and common stock equivalents	31,604	28,853
Basic earnings per common share	$0.60	$(0.05)
Diluted earnings per common share (1)	$0.60	$(0.05)
Dividend payout ratio	35.0%	N/A	%
(1)	For the three months ended March 31, 2021 and 2020, there were no common stock equivalents and there were no common stock equivalents that were anti-dilutive.

4.     Securities

The Company did not hold any trading securities at March 31, 2021 and December 31, 2020. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

Allowance for credit losses

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities totaling $58.7 million (before allowance for credit losses) : one with an amortized cost of $29.8 million which is structured similar to a commercial owner occupied loan and is modeled for credit losses similar to commercial business loans secured by real estate with a reserve of $0.3 million at March 31, 2021. The second security with an amortized cost of $21.0 million that currently has an active forbearance with a specific reserve of $0.6 million at March 31, 2021 and the third security with an amortized cost of $7.9 million which is issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the portfolio. The security currently in forbearance is considered current and as such, continues to accrue interest at its original contractual terms. Accrued interest receivable on held-to-maturity securities totaled $0.1 million each at March 31, 2021 and December 31, 2020 and is excluded from estimates of credit losses.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2021:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,827	$52,543	$1,981	$265
Total other securities	50,827	52,543	1,981	265

FNMA	7,909	8,492	583	—
Total mortgage-backed securities	7,909	8,492	583	—

Allowance for Credit Losses	(915)	—	—	—
Total	$57,821	$61,035	$2,564	$265

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2020:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,825	$54,538	$3,713	$—
Total other securities	50,825	54,538	3,713	—

FNMA	7,914	8,991	1,077	—
Total mortgage-backed securities	7,914	8,991	1,077	—

Allowance for Credit Losses	(907)	—	—	—
Total	$57,832	$63,529	$4,790	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2021:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities available for sale:
U.S Government Agencies	$6,253	$6,219	$—	$34
Corporate	130,000	129,598	538	940
Mutual funds	12,525	12,525	—	—
Collateralized loan obligations	93,120	92,756	40	404
Other	1,342	1,342	—	—
Total other securities	243,240	242,440	578	1,378
REMIC and CMO	210,836	213,146	3,570	1,260
GNMA	12,600	12,339	51	312
FNMA	171,453	171,074	1,817	2,196
FHLMC	124,432	122,222	472	2,682
Total mortgage-backed securities	519,321	518,781	5,910	6,450
Total securities available for sale	$762,561	$761,221	$6,488	$7,828

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2020:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities available for sale:
U.S Government Agencies	$6,452	$6,453	$2	$1
Corporate	130,000	123,865	131	6,266
Mutual funds	12,703	12,703	—	—
Collateralized loan obligations	100,561	99,198	—	1,363
Other	1,295	1,295	—	—
Total other securities	251,011	243,514	133	7,630
REMIC and CMO	175,142	180,877	5,735	—
GNMA	13,009	13,053	66	22
FNMA	143,154	146,169	3,046	31
FHLMC	63,796	64,361	648	83
Total mortgage-backed securities	395,101	404,460	9,495	136
Total securities available for sale	$646,112	$647,974	$9,628	$7,766

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at March 31, 2021 and December 31, 2020.

The corporate securities held by the Company at March 31, 2021 and December 31, 2020 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2021, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$50,827	$52,543
Total other securities	50,827	52,543
Mortgage-backed securities	7,909	8,492
Total held-to-maturity securities	58,736	61,035
Allowance for Credit Losses	(915)	—
Total held-to-maturity securities, net of allowance for credit losses	$57,821	$61,035

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$45,000	$45,181
Due after five years through ten years	152,453	151,553
Due after ten years	33,262	33,181
Total	230,715	229,915
Mutual funds	12,525	12,525
Total other securities	243,240	242,440
Mortgage-backed securities	519,321	518,781
Total available for sale securities	$762,561	$761,221

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2021
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$19,908	$265	$19,908	$265	$—	$—
Total other securities	1	19,908	265	19,908	265	—	—

Total securities held-to-maturity	1	$19,908	$265	$19,908	$265	$—	$—

Available for sale securities

U.S Government Agencies	2	$6,205	$34	$6,205	$34	$—	$—
Corporate	8	79,061	940	—	—	79,061	940
Collateralized loan obligations	8	56,504	404	—	—	56,504	404
Total other securities	18	141,770	1,378	6,205	34	135,565	1,344

REMIC and CMO	8	56,685	1,260	56,685	1,260	—	—
GNMA	2	10,932	312	10,932	312	—	—
FNMA	16	116,082	2,196	116,082	2,196	—	—
FHLMC	13	97,765	2,682	97,765	2,682	—	—
Total mortgage-backed securities	39	281,464	6,450	281,464	6,450	—	—

Total securities available for sale	57	$423,234	$7,828	$287,669	$6,484	$135,565	$1,344

	At December 31, 2020
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities

U.S Government Agencies	1	$4,988	$1	$4,988	$1	$—	$—
Corporate	14	113,734	6,266	—	—	113,734	6,266
Collateralized loan obligations	13	99,199	1,363	7,441	52	91,758	1,311
Total other securities	28	217,921	7,630	12,429	53	205,492	7,577

GNMA	1	10,341	22	10,341	22	—	—
FNMA	5	32,463	31	23,864	28	8,599	3
FHLMC	3	30,095	83	30,095	83	—	—
Total mortgage-backed securities	9	72,899	136	64,300	133	8,599	3

Total securities available for sale	37	$290,820	$7,766	$76,729	$186	$214,091	$7,580

The Company reviewed each available for sale debt security that had an unrealized loss at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Company evaluated whether the decline in fair value of a debt security resulted from credit losses or other factors under Accounting Standards Codification (“ASC”) Topic 326, Credit Losses also referred as Current Expected Credit Losses (“CECL”). The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.5 million and $1.3 million at March 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2021:

	Mortgage-backed securities	Other securities

	(In thousands)
Beginning balance	$—	$907
Provision	—	8
Allowance for credit losses	$—	$915

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2020:

	Mortgage-backed securities	Other securities

	(In thousands)
Beginning balance	$—	$—
CECL adoption	—	340
Provision	—	62
Allowance for credit losses	$—	$402

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold $64.6 million in mortgage-backed securities during the three months ended March 31, 2020. The Company did not sell any securities during the three months ended March 31, 2021.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended
	March 31,
	2021	2020

Gross gains from the sale of securities	$—	$713
Gross losses from the sale of securities	—	(750)

Net losses from the sale of securities	$—	$(37)

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $41.9 million at March 31, 2021 and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company recorded a provision for loans losses totaling $2.8 million and $7.1 million for the three months ending March 31, 2021 and 2020, respectively. The provision recorded during the three months ended March 31, 2021 was driven by the write-off of the remaining taxi medallion portfolio totaling $2.8 million. There were no material changes to the methodology used to calculate the ACL from December 31, 2020 to March 31, 2021. For the three months ended March 31, 2021, the qualitative factors were adjusted to reflect additional risk due to the lag recovery of NYC unemployment. This resulted in the allowance for loan losses totaling $45.1 million at March 31, 2021 representing 0.67% of gross loans and 212.9% of non-performing loans compared to $45.2 million at December 31, 2020.

Pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Act and later modified by Consolidated Appropriations Act, certain loan modifications are not classified as “troubled debt restructuring” (“TDR”)s, if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms until the completion of the deferred period. Once the deferred period is over, the borrower will resume making payment and normal delinquency-based non-accrual policies will apply.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At March 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses. There were no TDR loan modifications during the three months ended March 31, 2021 and 2020.

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	March 31, 2021		December 31, 2020
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Multi-family residential	6	$1,686	6	$1,700
Commercial real estate	1	7,584	1	7,702
One-to-four family - mixed-use property (1)	5	1,720	5	1,731
One-to-four family - residential	3	501	3	507
Taxi medallion (2)	—	—	2	440
Commercial business and other (1)	8	3,787	8	3,831
Total performing troubled debt restructured	23	$15,278	25	$15,911
(1)	These loans in the table above continue to pay as agreed, however the Company records interest received on a cash basis.
(2)	These loans were completely charged off during the three months ended March 31, 2021.

During the three months ended March 31, 2021 and 2020, there were no defaults of TDR loans within 12 months of their modification date.

The following table shows loans classified as TDR at amortized cost that are not performing according to their restructured terms at the periods indicated:

	March 31, 2021		December 31, 2020
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Taxi medallion (1)	—	$—	11	$1,922
Commercial business and other	1	279	1	279
Total troubled debt restructurings that subsequently defaulted	1	$279	12	$2,201
(1)	These loans were completely charged off during the three months ended March 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the three months ended March 31, 2021
(In thousands)	Non-Accrual Amortized Cost Beginning of Reporting Period	Non-Accrual Amortized Cost Ending of Reporting Period	Non-Accrual with no related Allowance	Interest Income Recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,576	$4,435	$4,435	$—	$201
Commercial real estate	1,766	35	35	—	—
One-to-four family - mixed-use property	1,706	2,753	2,753	—	—
One-to-four family - residential	5,313	6,789	6,789	—	—
Construction	—	—	—	—	2,381
Small Business Administration	1,168	1,168	1,168	—	—
Taxi medallion(2)	2,758	—	—	—	—
Commercial business and other(1)	5,660	5,643	1,626	48	—
Total	$20,947	$20,823	$16,806	$48	$2,582

(1)   Included in the above analysis are non-accrual performing one-to-four family – mixed-use property totaling $0.3 million, and non-accrual performing TDR commercial business loans totaling $2.2 million at March 31, 2021.

(2)   These loans were completely charged-off during the three months ended March 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the twelve months ended December 31, 2020
(In thousands)	Non-Accrual Amortized Cost Beginning of Reporting Period	Non-Accrual Amortized Cost Ending of Reporting Period	Non-Accrual with no related Allowance	Interest Income Recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,723	$2,576	$2,576	$—	$201
Commercial real estate	2,714	1,766	1,766	—	2,547
One-to-four family - mixed-use property	1,704	1,706	1,706	—	—
One-to-four family - residential	9,992	5,313	5,313	—	—
Small Business Administration	1,169	1,168	1,168	—	—
Taxi medallion(1)	2,318	2,758	2,758	—	—
Commercial business and other(1)	7,406	5,660	1,593	58	—
Total	$28,026	$20,947	$16,880	$58	$2,748
(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million, non-accrual performing TDR taxi medallion loans totaling $0.4 million at December 31, 2020 and non-accrual performing TDR commercial business loans totaling $2.2 million at December 31, 2020.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended
	March 31,
	2021	2020

Interest income that would have been recognized had the loans performed in accordance with their original terms	$462	$375
Less: Interest income included in the results of operations	160	89
Total foregone interest	$302	$286

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loans:

	March 31, 2021
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$11,887	$—	$4,636	$16,523	$2,510,593	$2,527,116
Commercial real estate	419	800	35	1,254	1,722,223	1,723,477
One-to-four family - mixed-use property	4,759	1,210	2,480	8,449	590,570	599,019
One-to-four family - residential	1,101	375	6,789	8,265	238,740	247,005
Construction	—	—	2,381	2,381	59,052	61,433
Small Business Administration	642	—	1,168	1,810	259,829	261,639
Taxi medallion	—	—	—	—	—	—
Commercial business and other	2,604	320	1,626	4,550	1,321,077	1,325,627
Total	$21,412	$2,705	$19,115	$43,232	$6,702,084	$6,745,316

	December 31, 2020
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$7,582	$3,186	$2,777	$13,545	$2,522,432	$2,535,977
Commercial real estate	17,903	5,123	4,313	27,339	1,731,045	1,758,384
One-to-four family - mixed-use property	5,673	1,132	1,433	8,238	598,647	606,885
One-to-four family - residential	3,087	805	5,313	9,205	243,486	252,691
Construction loans	750	—	—	750	82,411	83,161
Small Business Administration	1,823	—	1,168	2,991	162,579	165,570
Taxi medallion	—	—	2,318	2,318	279	2,597
Commercial business and other	129	1,273	1,593	2,995	1,296,414	1,299,409
Total	$36,947	$11,519	$18,915	$67,381	$6,637,293	$6,704,674

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the allowance for loan losses for the three month periods indicated:

	March 31, 2021
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153
Charge-off's	(43)	(64)	(29)	—	—	—	(2,758)	(28)	(2,922)
Recoveries	10	—	10	5	—	10	—	22	57
Provision (benefit)	620	93	(94)	(164)	253	(134)	2,758	(521)	2,811
Ending balance	$7,144	$8,356	$1,873	$710	$750	$2,127	$—	$24,139	$45,099

	March 31, 2020
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(651)	1,170	(55)	(159)	(279)	1,180	—	(827)	379
Charge-off's	—	—	—	—	—	—	—	(1,259)	(1,259)
Recoveries	7	—	78	4	—	7	—	14	110
Provision (benefit)	1,148	1,192	330	291	23	(22)	—	4,155	7,117
Ending balance	$5,895	$6,791	$2,170	$892	$185	$1,528	$—	$10,637	$28,098

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination at March 31, 2021:

							Revolving Loans,	Lines of Credit
							Amortized Cost	converted to
(In thousands)	2021	2020	2019	2018	2017	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$841	$32,075	$36,958	$33,729	$20,948	$77,700	$10,421	$15,298	$227,970
Watch	—	483	722	—	3,569	1,575	1,249	2,369	9,967
Special Mention	—	—	—	—	—	989	—	371	1,360
Substandard	—	—	—	1,831	—	4,285	175	1,417	7,708
Total 1-4 Family Residential	$841	$32,558	$37,680	$35,560	$24,517	$84,549	$11,845	$19,455	$247,005
1-4 Family Mixed-Use
Pass	$9,680	$36,229	$72,302	$75,961	$55,411	$322,422	$—	$—	$572,005
Watch	—	—	—	3,689	7,237	10,262	—	—	21,188
Special Mention	—	—	—	528	—	2,284	—	—	2,812
Substandard	—	—	—	—	—	3,014	—	—	3,014
Total 1-4 Family Mixed Use	$9,680	$36,229	$72,302	$80,178	$62,648	$337,982	$—	$—	$599,019
Commercial Real Estate
Pass	$19,502	$172,318	$259,301	$274,998	$191,249	$694,789	$—	$—	$1,612,157
Watch	1,837	936	1,439	5,729	5,048	87,590	—	—	102,579
Special Mention	—	—	—	—	—	1,122	—	—	1,122
Substandard	—	—	7,584	—	—	35	—	—	7,619
Total Commercial Real Estate	$21,339	$173,254	$268,324	$280,727	$196,297	$783,536	$—	$—	$1,723,477
Construction
Pass	$2,354	$20,510	$15,552	$2,823	$—	$—	$—	$—	$41,239
Watch	—	—	1,115	7,299	5,956	—	—	—	14,370
Special Mention	—	—	—	859	2,584	—	—	—	3,443
Substandard	—	—	—	2,381	—	—	—	—	2,381
Total Construction	$2,354	$20,510	$16,667	$13,362	$8,540	$—	$—	$—	$61,433
Multifamily
Pass	$91,859	$243,458	$341,802	$467,841	$364,625	$973,720	$5,105	$—	$2,488,410
Watch	—	1,923	4,203	9,121	1,152	16,054	398	—	32,851
Special Mention	—	—	—	—	806	230	183	—	1,219
Substandard	—	—	701	1,997	1,002	735	201	—	4,636
Total Multifamily	$91,859	$245,381	$346,706	$478,959	$367,585	$990,739	$5,887	$—	$2,527,116
Commercial Business - Secured by RE
Pass	$71,965	$108,227	$38,984	$52,512	$34,540	$103,314	$—	$—	$409,542
Watch	—	23,655	51,079	18,563	13,129	47,474	—	—	153,900
Special Mention	—	—	607	—	—	—	—	—	607
Substandard	—	—	—	—	—	4,226	—	—	4,226
Total Commercial Business - Secured by RE	$71,965	$131,882	$90,670	$71,075	$47,669	$155,014	$—	$—	$568,275
Commercial Business
Pass	$15,647	$91,117	$111,749	$93,011	$48,402	$75,988	$201,571	$—	$637,485
Watch	—	500	22,509	25,308	20,383	4,171	25,733	—	98,604
Special Mention	—	—	285	2,742	74	2	236	—	3,339
Substandard	—	4,893	686	8	6,193	3,794	1,008	—	16,582
Doubtful	—	—	—	—	—	—	1,236	—	1,236
Total Commercial Business	$15,647	$96,510	$135,229	$121,069	$75,052	$83,955	$229,784	$—	$757,246
Small Business Administration
Pass	$120,132	$127,810	$1,376	$1,574	$806	$2,649	$—	$—	$254,347
Watch	—	288	—	2,592	1,947	1,242	—	—	6,069
Special Mention	—	—	—	—	—	49	—	—	49
Substandard	—	—	—	—	1,168	6	—	—	1,174
Total Small Business Administration	$120,132	$128,098	$1,376	$4,166	$3,921	$3,946	$—	$—	$261,639
Other
Pass	$—	$—	$—	$—	$—	$23	$83	$—	$106
Total Other	$—	$—	$—	$—	$—	$23	$83	$—	$106

Total Loans	$333,817	$864,422	$968,954	$1,085,096	$786,229	$2,439,744	$247,599	$19,455	$6,745,316

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	March 31, 2021		December 31, 2020
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$4,435	$—	$2,576	$—
Commercial real estate	1,254	—	2,994	—
One-to-four family - mixed-use property	2,753	—	1,706	—
One-to-four family - residential	6,789	—	5,313	—
Small Business Administration	—	1,168	—	1,168
Commercial business and other	—	3,477	—	3,482
Taxi Medallion	—	—	—	2,758
Total	$15,231	$4,645	$12,589	$7,408

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $418.6 million at March 31, 2021.

The following table presents the activity in the allowance for off balance sheet credit losses for the three months ended March 31, 2021 and 2020.

	For the three months ended
	March 31,
	2021	2020

Balance at beginning of period	$1,815	$—
Off-Balance Sheet - CECL Adoption	—	553
Off-Balance Sheet- Provision (benefit)	(511)	244
Allowance for Off-Balance Sheet - Credit losses (1)	$1,304	$797

(1)	Included the “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2021 and December 31, 2020, the Bank did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the three months ended March 31, 2021
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	5	$2,906	$(43)	$5
Commercial real estate	3	3,036	(64)	17
One-to-four family - mixed-use property	6	2,307	(14)	9
Total	14	$8,249	$(121)	$31

	For the three months ended March 31, 2020
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 28 operating leases for branches (including headquarters) and office spaces, ten operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from two months to approximately 15 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

During the first quarter of 2021, the Company executed extensions for two of its current branches, and had a rent modification for one of its current branches. Additionally, the Company executed a modification and reduction of space at the former Empire Bancorp, Inc. (“Empire”) headquarters and branch in Islandia, which resulted in a gain of $0.6 million on the disposition of the Right of Use (“ROU”) asset.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense totaled $2.1 million and $1.9 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for the three month periods ended March 31, 2021 and 2020, respectively.

The Company has one agreement that qualifies as a short-term lease with expense totaling approximately $35,000 for each of the three month periods ended March 31, 2021 and 2020, included in Professional services on the Consolidated Statements of Income. The Company has $0.3 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for each of the three months ended March 31, 2021 and 2020. At March 31, 2021, the weighted-average remaining lease term for our operating leases is approximately eight years and the weighted average discount rate is 3.2%.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020

Operating lease ROU asset	$53,802	$50,743

Operating lease liability	$58,080	$59,100

Weighted-average remaining lease term-operating leases	7.9 years	8.3 years
Weighted average discount rate-operating leases	3.2%	3.2%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

	At or for the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020

Lease Cost
Operating lease cost	$2,104	$1,885
Short-term lease cost	35	34
Variable lease cost	298	264
Total lease cost	$2,437	$2,183

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,630	$1,982
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,760	$23

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of March 31, 2021:

Minimum Rental
(In thousands)
Years ended December 31:
2021	$6,758
2022	9,145
2023	9,276
2024	9,119
2025	8,479
Thereafter	22,898
Total minimum payments required	65,675
Less: Implied interest	7,595
Total lease obligations	$58,080

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of December 31, 2020:

Minimum Rental
(In thousands)
Years ended December 31:
2021	$8,757
2022	8,871
2023	9,006
2024	8,847
2024	8,212
Thereafter	23,547
Total minimum payments required	$67,240
Less: Implied interest	8,140
Total lease obligations	$59,100

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.     Stock-Based Compensation

The Company has long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of March 31, 2021, PRSUs granted in 2021 and 2020 are being accrued at target and PRSUs granted in 2019 are being accrued above target.

For the three months ended March 31, 2021 and 2020, the Company’s net income, as reported, included $4.1 million and $2.5 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.1 million and $0.6 million of income tax benefits, respectively, related to the stock-based compensation plans. During the three months ended March 31, 2021 and 2020, the Company granted 238,985 and 170,228 RSU, respectively. During the three months ended March 31, 2021 and 2020, the Company granted 62,790 and 72,143 in PRSU awards, respectively.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s RSU and PRSU awards at or for the three months ended March 31, 2021:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2020	336,898	$23.48	66,580	$21.26
Granted	238,985	18.44	62,790	18.46
Vested	(226,346)	21.29	(35,070)	18.81
Forfeited	(1,840)	20.38	—	—
Non-vested at March 31, 2021	347,697	$21.45	94,300	$20.31
Vested but unissued at March 31, 2021	211,931	$21.22	102,185	$20.48

As of March 31, 2021, there was $7.4 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of awards vested for the three months ended March 31, 2021 and 2020 was $4.8 million and $5.0 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2021:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2020	120,248	$16.64
Granted	7,828	19.15
Distributions	(1,389)	16.84
Outstanding at March 31, 2021	126,687	$21.23
Vested at March 31, 2021	126,566	$21.23

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.6 million and ($0.9) million for the three months ended March 31, 2021 and 2020, respectively. The total fair value of the distributions from the Phantom Stock Plan was $23,000 and less than $1,000 for the three months ended March 31, 2021 and 2020, respectively.

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2021	2020

Employee Pension Plan:
Interest cost	$128	$163
Amortization of actuarial loss	122	111
Expected return on plan assets	(274)	(257)
Net employee pension (benefit) expense	$(24)	$17

Outside Director Pension Plan:
Service cost	$4	$4
Interest cost	12	16
Amortization of actuarial gain	(5)	(14)
Amortization of past service liability	—	—
Net outside director pension expense	$11	$6

Other Postretirement Benefit Plans:
Service cost	$73	$69
Interest cost	58	65
Amortization of actuarial gain	—	—
Amortization of past service credit	(21)	(20)
Net other postretirement expense	$110	$114

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2020 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2021. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2021, the Company had contributed $36,000 to the Outside Director Pension Plan and $53,000 in contributions were made to the Other Postretirement Benefit Plans. As of March 31, 2021, the Company has not revised its expected contributions for the year ending December 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2021, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.3 million and $44.7 million, respectively. At December 31, 2020, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.5 million and $43.1 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three months ended March 31, 2021 and 2020.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value
	Measurements	Measurements
	at March 31,	at December 31,	Three Months Ended
(In thousands)	2021	2020	March 31, 2021	March 31, 2020

Mortgage-backed securities	$481	$505	$(1)	$3
Other securities	13,867	13,998	(175)	219
Borrowed funds	44,712	43,136	(1,460)	(2,351)
Net gain (loss) from fair value adjustments (1)			$(1,636)	$(2,129)
(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $2.6 million and ($3.9) million for the three months ended March 31, 2021 and 2020, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2021 and December 31, 2020. The fair value of borrowed funds includes accrued interest payable of $0.1 million each at March 31, 2021 and December 31, 2020.

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

Level 1 – when quoted market prices are available in an active market. At March 31, 2021 and December 31, 2020, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2021 and December 31, 2020, Level 2 included mortgage-backed securities, CLO’s, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2021 and December 31, 2020, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at March 31, 2021 and December 31, 2020:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2021	2020	2021	2020	2021	2020	2021	2020

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed Securities	$—	$—	$518,781	$404,460	$—	$—	$518,781	$404,460
Other securities	12,525	12,703	228,573	229,516	1,342	1,295	242,440	243,514
Interest rate swaps	—	—	9,366	1,319	—	—	9,366	1,319

Total assets	$12,525	$12,703	$756,720	$635,295	$1,342	$1,295	$770,587	$649,293

Liabilities:
Borrowings	$—	$—	$—	$—	$44,712	$43,136	$44,712	$43,136
Interest rate swaps	—	—	39,094	60,987	—	—	39,094	60,987

Total liabilities	$—	$—	$39,094	$60,987	$44,712	$43,136	$83,806	$104,123

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	March 31, 2021		March 31, 2020
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)

Beginning balance	$1,295	$43,136	$1,332	$44,384
Net gain from fair value adjustment of financial assets (1)	47	—	24	—
Net loss from fair value adjustment of financial liabilities (1)	—	1,460	—	2,351
Decrease in accrued interest receivable	—	—	(1)	—
Decrease in accrued interest payable	—	(4)	—	(24)
Change in unrealized gains included in other comprehensive income	—	120	—	(1,585)
Ending balance	$1,342	$44,712	$1,355	$45,126

Changes in unrealized gains held at period end	$—	2,551	—	3,062
(1)	Totals in the table above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

During the three months ended March 31, 2021 and 2020, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,342	Discounted cash flows	Discount rate	n/a	4.1%

Liabilities:

Junior subordinated debentures	$44,712	Discounted cash flows	Discount rate	n/a	4.1%

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

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2021 and December 31, 2020, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at March 31, 2021 and December 31, 2020:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2021	2020	2021	2020	2021	2020	2021	2020

	(In thousands)
Assets
Non-accrual loans	$—	$—	$—	$—	$11,388	$11,980	$11,388	$11,980

Total assets	$—	$—	$—	$—	$11,388	$11,980	$11,388	$11,980

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,130	Sales approach	Reduction for planned expedited disposal	7.0% to 15.0%	11.4%

Non-accrual loans	$1,075	Discounted Cashflow	Discount Rate	4.3% to 5.5%	4.8%
			Probability of Default	35.0%	35.0%

Non-accrual loans	$183	Blended Income and Sales Approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.0% to 5.0%	2.5%
			Capitalization rate	8.3%	8.3%
			Probability of Default	15.0%	15.0%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	At December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,690	Sales approach	Reduction for planned expedited disposal	(100.0%) to 15.0%	6.8%

Non-accrual loans	$1,290	Discounted Cashflow	Discount Rate	4.3% to 5.5%	4.9%
			Probability of Default	20.0% to 35.0%	27.4%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020.

The methods and assumptions used to estimate fair value at March 31, 2021 and December 31, 2020 are as follows:

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

Non-accrual Loans:

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or, for collateral dependent loans, 85% of the appraised or internally estimated value of the property. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$174,420	$174,420	$174,420	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,909	8,492	—	8,492	—
Other securities	49,912	52,543	—	—	52,543
Securities available for sale
Mortgage-backed securities	518,781	518,781	—	518,781	—
Other securities	242,440	242,440	12,525	228,573	1,342
Loans	6,745,316	6,803,451	—	—	6,803,451
FHLB-NY stock	41,498	41,498	—	41,498	—
Accrued interest receivable	44,941	44,942	2	1,502	43,438
Interest rate swaps	9,366	9,366	—	9,366	—

Liabilities:
Deposits	$6,400,925	$6,086,038	$5,010,460	$1,075,578	$—
Borrowings	948,920	950,883	—	906,171	44,712
Accrued interest payable	6,207	6,207	—	6,207	—
Interest rate swaps	39,094	39,094	—	39,094	—

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$157,388	$157,388	$157,388	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,914	8,991	—	8,991	—
Other securities	49,918	54,538	—	—	54,538
Securities available for sale
Mortgage-backed securities	404,460	404,460	—	404,460	—
Other securities	243,514	243,514	12,703	229,516	1,295
Loans	6,704,674	6,793,885	—	—	6,793,885
FHLB-NY stock	43,439	43,439	—	43,439	—
Accrued interest receivable	44,041	44,041	2	1,389	42,650
Interest rate swaps	1,319	1,319	—	1,319	—

Liabilities:
Deposits	$6,136,355	$6,141,775	$4,997,994	$1,143,781	$—
Borrowings	1,020,895	1,017,573	—	974,437	43,136
Accrued interest payable	4,755	4,755	—	4,755	—
Interest rate swaps	60,987	60,987	—	60,987	—

11.     Derivative Financial Instruments

At March 31, 2021 and December 31, 2020, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for four purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at March 31, 2021 and December 31, 2020; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $313.5 million and $316.1 million at March 31, 2021 and December 31, 2020, respectively; 3) to facilitate risk management strategies for our loan customers with $221.1 million of swaps outstanding, which include $110.5 million with customers and $110.5 million with bank counterparties at March 31, 2021 and $125.6 million of swaps

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

outstanding, which include $62.8 million with customers and $62.8 million with bank counterparties at December 31, 2020; and 4) to mitigate exposure to rising interest rates on certain short-term advances totaling $1,021.5 million each at March 31, 2021 and December 31, 2020.

At March 31, 2021 and December 31, 2020, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At March 31, 2021 and December 31, 2020, derivatives with a combined notional amount of $239.1 million and $143.6 million, respectively, were not designated as hedges. At March 31, 2021 and December 31, 2020, derivatives with a combined notional amount of $313.5 million and $316.1 million, respectively, were designated as fair value hedges. At March 31, 2021 and December 31, 2020, derivatives with a combined notional amount of $1,021.5 million, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended March 31, 2021 and 2020, $2.6 million and $0.2 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) is $10.5 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	March 31, 2021		December 31, 2020
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)

	(In thousands)
Interest rate swaps (fair value hedge)	$46,309	$303	$—	$—
Interest rate swaps (non-hedge)	110,538	3,647	62,779	1,319
Interest rate swaps (cash flow hedge)	355,000	5,416	—	—
Interest rate swaps (fair value hedge)	267,193	(12,922)	316,051	(28,689)
Interest rate swaps (cash flow hedge)	666,500	(19,465)	1,021,500	(25,300)
Interest rate swaps (non-hedge)	128,538	(6,707)	80,779	(6,998)
Total derivatives	$1,574,078	$(29,728)	$1,481,109	$(59,668)
(1)Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended
		March 31,
(In thousands)	Affected Line Item in the Statement Where Net income is Presented	2021	2020
Financial Derivatives:
	Other interest expense	$(135)	$(65)
	Net gain (loss) from fair value adjustments	2,618	(3,864)
Interest rate swaps (non-hedge)		2,483	(3,929)

Interest rate swaps (fair value hedge)	Interest and fees on loans	38	(2,249)

Interest rate swaps (cash flow hedge)	Other interest expense	(2,586)	(391)

Net loss		$(65)	$(6,569)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

March 31, 2021
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$9,366	$—	$9,366	$—	$—	$9,366

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$39,094	$—	$39,094	$—	$36,167	$2,927

December 31, 2020
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$1,319	$—	$1,319	$—	$—	$1,319

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$60,987	$—	$60,987	$99	$63,517	$(2,629)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended March 31, 2021
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

Other comprehensive income before reclassifications, net of tax	(2,217)	5,973	—	(84)	3,672

Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,825	66	—	1,891

Net current period other comprehensive income, net of tax	(2,217)	7,798	66	(84)	5,563

Ending balance, net of tax	$(927)	$(9,723)	$(1,818)	$1,765	$(10,703)

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

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended March 31, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps	$(2,637)		Other interest expense
	812		Provision for income taxes
	$(1,825)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(117)	(1)	Other operating expense
Prior service credits	21	(1)	Other operating expense
	(96)		Total before tax
	30		Provision for income taxes
	$(66)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$(37)		Net loss on sale of securities
	12		Provision for income taxes
	$(25)		Net of tax

Cash flow hedges:
Interest rate swaps	$(208)		Other interest expense
	65		Provision for income taxes
	$(143)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(97)	(1)	Other operating expense
Prior service credits	20	(1)	Other operating expense
	(77)		Total before tax
	24		Provision for income taxes
	$(53)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 (“Pension and Other Postretirement Benefit Plans”) for additional information.

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of March 31, 2021, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank at March 31, 2021 and December 31, 2020 was 4.68% and 4.30%, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$754,487	9.38%	$733,010	9.27%
Requirement to be well capitalized	402,389	5.00	395,510	5.00
Excess	352,098	4.38	337,500	4.27

Common Equity Tier I risk-based capital:
Capital level	$754,487	12.03%	$733,010	11.65%
Requirement to be well capitalized	407,515	6.50	408,929	6.50
Excess	346,972	5.53	324,081	5.15

Tier 1 risk-based capital:
Capital level	$754,487	12.03%	$733,010	11.65%
Requirement to be well capitalized	501,557	8.00	503,297	8.00
Excess	252,930	4.03	229,713	3.65

Total risk-based capital:
Capital level	$794,866	12.68%	$773,807	12.30%
Requirement to be well capitalized	626,946	10.00	629,121	10.00
Excess	167,920	2.68	144,686	2.30

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2021, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at March 31, 2021 and December 31, 2020 was 4.84% and 4.54%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$679,343	8.44%	$662,987	8.38%
Requirement to be well capitalized	402,232	5.00	395,439	5.00
Excess	277,111	3.44	267,548	3.38

Common Equity Tier I risk-based capital:
Capital level	$636,071	10.15%	$621,247	9.88%
Requirement to be well capitalized	407,283	6.50	408,694	6.50
Excess	228,788	3.65	212,553	3.38

Tier 1 risk-based capital:
Capital level	$679,343	10.84%	$662,987	10.54%
Requirement to be well capitalized	501,271	8.00	503,008	8.00
Excess	178,072	2.84	159,979	2.54

Total risk-based capital:
Capital level	$806,922	12.88%	$794,034	12.63%
Requirement to be well capitalized	626,589	10.00	628,760	10.00
Excess	180,333	2.88	165,274	2.63

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.     New Authoritative Accounting Pronouncements

Accounting Standards Pending Adoption:

In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-01, “Reference Rate Reform” (Topic 848), which clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Impact of COVID-19

Update

In response to the novel Coronavirus Disease 2019 (“COVID-19”), the Company is actively assisting customers by providing modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to thirty months. At March 31, 2021, we had 116 active forbearances for loans with an aggregate outstanding loan balance of approximately $295.5 million resulting in total deferment of $19.5 million in principal, interest and escrow, down from 134 active forbearances for loans with an aggregate outstanding loan balance of $364.4 million at December 31, 2020. Given the pandemic and current economic environment, we continue to work with our customers to modify loans although the pace of requests slowed down. The Company actively participated in the Paycheck Protection Program (“PPP”), under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), closing $123.2 million of these loans during the three months ended March 31, 2021. We are also a proud participant in the Main Street Lending Program in order to assist customers. Pursuant to the CARES Act and later modified by Consolidated Appropriations Act, certain loan modifications are not classified as “troubled debt restructuring” (“TDR”)s, if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms until the completion of the deferred period. Once the deferred period is over, the borrower will resume making payment and normal delinquency-based non-accrual policies will apply.

In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors in the communities we serve, which may negatively impact the demand for loans and other services we offer. However, the Company’s capital and financial resources have not been materially impacted by the pandemic, as our results of operations depend primarily on net interest income, which benefited from the actions taken by the Federal Reserve to counteract the negative economic impact of the pandemic. Future operating results and near-and-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

long-term financial condition are subject to significant uncertainty. Our funding sources have not changed significantly and we expect to continue to be able to timely service our debts and its obligations.

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

We carry a portion of our financial assets and financial liabilities under the fair value option and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Income and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 10 (“Fair Value of Financial Instruments”) of the Notes to the Consolidated Financial Statements.

During the three months ended March 31, 2021, the yield on interest-earning assets decreased five basis points, while the cost of interest-bearing liabilities decreased 17 basis points from the three months ended December 31, 2020 which

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

resulted in an increase of 10 basis points in net interest margin to 3.18% from 3.08% for the three months ended December 31, 2020. This improvement in the net interest margin resulted in our net interest income increasing $5.2 million to a record $60.9 million for the three months ended March 31, 2021 from $55.7 million for the three months ended December 31, 2020.

For the three months ended March 31, 2021, we reported net income of $19.0 million, or $0.60 per diluted common share. Net charge-offs totaled $2.9 million for the three months ended March 31, 2021, primarily due to charging-off the remaining taxi medallion loans. At March 31, 2021, our allowance for loan losses stands at 67 basis points of gross loans and 213% of non-performing loans. Non-performing assets at the end of the quarter were 26 basis points of total assets.

Our loan portfolio is 85% collateralized by real estate with an average loan to value of less than 40%. We have a long history and foundation built upon disciplined underwriting, good credit quality and a resilient seasoned loan portfolio with strong asset protection. The average loan-to-value on our non-performing real estate loans at March 31, 2021 remained conservative at approximately 30.8%.

The Bank and Company remain well capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

General. Net income for the three months ended March 31, 2021 was $19.0 million, an increase of $20.4 million, compared to a loss of $1.4 million for the three months ended March 31, 2020. Diluted earnings per common share were $0.60 for the three months ended March 31, 2021, an increase of $0.65, compared to a loss of $0.05 for the three months ended March 31, 2020.

Return on average equity increased to 12.3% for the three months ended March 31, 2021 from a loss of 1.0% for the three months ended March 31, 2020. Return on average assets increased to 0.9% for the three months ended March 31, 2021 from a loss of 0.1% for the three months ended March 31, 2020.

Interest Income. Interest and dividend income increased $5.5 million, or 8.2%, to $72.1 million for the three months ended March 31, 2021 from $66.7 million for the three months ended March 31, 2020. The increase in interest income was primarily attributable to an increase of $947.4 million in the average balance of interest-earning assets to $7,667.2 million for the three months ended March 31, 2021 from $6,719.9 million for the comparable prior year period, partially offset by a decrease in the yield of average interest earning assets of 21 basis points. The increase in the average balance was primarily driven by the acquisition of Empire Bancorp, Inc. (“Empire”) in the fourth quarter of 2020 coupled with organic growth throughout 2020. The decrease in the yield on interest-earning assets was primarily due to decreases of 10 basis points and 107 basis points in the yield of total loans and taxable securities, respectively. The decrease of 10 basis points in the yield on the total loans, net, was primarily due to loans being both originated and repriced at lower rates. The decrease in the yield of securities was primarily due to higher yielding securities paying down and being replaced by lower yielding securities. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, would have decreased 35 basis points to 3.93% for the three months ended March 31, 2021 from 4.28% for the three months ended March 31, 2020.

Interest Expense. Interest expense decreased $14.6 million, or 56.5%, to $11.2 million for the three months ended March 31, 2021 from $25.8 million for the three months ended March 31, 2020. The decrease in interest expense was primarily due to a decrease of 105 basis points in the average cost of interest-bearing liabilities to 0.69% for the three months ended March 31, 2021 from 1.74% for the three months ended March 31, 2020, partially offset by an increase of $523.9 million in the average balance of interest-bearing liabilities to $6,475.8 million for the three months ended March 31, 2021 from $5,951.9 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s quick response to the Federal Reserve lowering rates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the three months ended March 31, 2021 was $60.9 million, an increase of $20.1 million, or 49.2%, from $40.8 million for the three months ended March 31, 2020. The increase in net interest income was primarily due to an increase of 74 basis points in the net interest margin to 3.18% for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, coupled with net interest-earning assets growing $423.4 million to $1,191.4 million during the same period. Included in net interest income was prepayment penalty income from loans totaling $1.0 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively, net (reversals)/ recovered interest from non-accrual loans totaling ($36,000) and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, net gains (losses) from fair value adjustments on qualifying hedges totaling $1.4 million and ($2.1) million for three months ended March 31, 2021 and 2020, respectively, and purchase accounting income adjustments of $0.9 million for the three months ended March 31, 2021. Excluding all of these items, the net interest margin for the three months ended March 31, 2021 was 3.01%, an increase of 52 basis points, from to 2.49% for the three months ended March 31, 2020.

Provision for Credit Losses. During the three months ended March 31, 2021, a provision for credit losses was recorded totaling $2.8 million, compared to $7.2 million for the three months ended March 31, 2020. The provision recorded during the three months ended March 31, 2021 was driven by the charge-off of the remaining taxi medallion portfolio totaling $2.8 million. During the three months ended March 31, 2021, non-accrual loans increased $0.3 million to $18.6 million from $18.3 million at December 31, 2020. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.8% at March 31, 2021. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended March 31, 2021 was $6.3 million, an increase of $9.2 million from the prior year comparable period. The increase was primarily due to an increase in net gains from fair value adjustments totaling $7.0 million, coupled with $1.6 million in customer loan swap fee income and a $0.6 million net gain from the disposition of assets during the three months ended March 31, 2021.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2021 was $38.2 million, an increase of $5.8 million, or 17.9%, from $32.4 million for the three months ended March 31, 2020. The increase in non-interest expense was primarily due to the growth of the Company, which includes the impact of the acquisition of Empire during the fourth quarter of 2020.

Income before Income Taxes. Income before income taxes increased $27.8 million, to $26.2 million for the three months ended March 31, 2021 from a loss of $1.6 million for the three months ended March 31, 2020 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $7.2 million for the three months ended March 31, 2021, an increase of $7.4 million from a benefit of $0.2 million for the three months ended March 31, 2020. The increase was primarily due to an increase in income before income taxes. The effective tax rate for three months ended March 31, 2021 was 27.4% compared to 12.9% for the three months ended March 31, 2020. The increase in the effective tax rate for the three months ended March 31, 2021, also reflects the discontinuation of New York State and New York City tax benefits provided by the Company’s subsidiary, Flushing Preferred Funding Corporation, as due to regulations the benefit is not available to banks with average assets of greater than $8.0 billion.

FINANCIAL CONDITION

Assets. Total assets at March 31, 2021 were $8,159.2 million, an increase of $182.8 million, or 2.3%, from $7,976.4 million at December 31, 2020. Total loans, net increased $40.7 million, or 0.6%, during the three months ended March 31, 2021, to $6,700.2 million from $6,659.5 million at December 31, 2020. Loan originations and purchases were $322.9 million for the three months ended March 31, 2021, an increase of $24.2 million, or 8.09%, from $298.7 million for the three months ended March 31, 2020. In order to support our customers during this COVID-19 pandemic, we have originated $123.2 million of PPP loans during the three months ended March 31, 2021. We continue to focus on the origination of

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $375.8 million at March 31, 2021, compared to $354.6 million at December 31, 2020.

The following table shows loan originations and purchases for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2021	2020
Multi-family residential (1)	$58,553	$67,318
Commercial real estate (2)	17,156	99,571
One-to-four family – mixed-use property	8,712	13,455
One-to-four family – residential	3,131	8,413
Co-operative apartments	—	704
Construction (3)	7,123	6,749
Small Business Administration (4)	125,093	57
Commercial business and other (5)	103,118	102,448
Total	$322,886	$298,715
(1)	Includes purchases of $3.1 million for the three months ended March 31, 2020.
(2)	Includes purchases of $30.0 million for the three months ended March 31, 2020.
(3)	Includes purchases of $3.3 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.
(4)	Includes $123.2 million of SBA PPP loans for the three months ended March 31, 2021.
(5)	Includes purchases of $22.6 million and $40.7 million for the three months ended March 31, 2021 and 2020, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended March 31, 2021 had an average loan-to-value ratio of 47.1% and an average debt coverage ratio of 183%.

The Bank’s non-performing assets totaled $21.2 million at March 31, 2021, an increase of $0.1 million, or 0.5%, from $21.1 million at December 31, 2020. Total non-performing assets as a percentage of total assets were 0.26% at March 31, 2021 and December 31, 2020. The ratio of allowance for loan losses to total non-performing loans was 212.9% at March 31, 2021 and 214.3% at December 31, 2020.

During the three months ended March 31, 2021, mortgage-backed securities increased $114.3 million, or 27.7%, to $526.7 million from $412.4 million at December 31, 2020. The increase in mortgage-backed securities during the three months ended March 31, 2021 was primarily due to the purchase of securities totaling $177.6 million at an average rate of 1.28%, partially offset by maturities and principal repayments of securities totaling $52.6 million, and the decline in the fair value of the securities totaling $9.9 million.

During the three months ended March 31, 2021, other securities, decreased $1.1 million, or 0.4%, to $292.4 million from $293.4 million at December 31, 2020. The decrease in other securities during the three months ended March 31, 2021, was primarily due to the calls totaling $7.5 million, partially offset by an increase in the fair value of other securities of $6.6 million. At March 31, 2021 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $7,520.0 million at March 31, 2021, an increase of $162.6 million, or 2.2%, from $7,357.4 million at December 31, 2020. During the three months ended March 31, 2021, due to depositors increased $235.8 million, or 3.9%, to $6,326.6 million due to an increase of $303.6 million in non-maturity deposits, partially offset by a decrease of $67.8 million in certificates of deposit. The decrease in certificates of deposit was due to management’s decision to allow these deposits to mature and replace with lower cost funding. The increase in non-maturity deposits was due to increases of $308.3, $138.5 and $2.1 million in money market accounts, demand deposits accounts and savings accounts, respectively, partially offset by a decrease of $145.3 million in NOW accounts. Included in deposits were brokered deposits totaling $550.9 million, a decrease of $523.2 million from $1,074.1 million at December 31, 2020.  Borrowed funds decreased $72.0 million during the three months ended March 31, 2021. The decrease in borrowed funds was primarily due to maturities of wholesale borrowings totaling $73.4 million at an average rate of 1.57%.

Equity. Total stockholders’ equity increased $20.2 million, or 3.3%, to $639.2 million at March 31, 2021 from $619.0 million at December 31, 2020. Stockholders’ equity increased due to net income totaling $19.0 million, an increase in accumulated other comprehensive income of $5.6 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $2.3 million. These increases were partially offset by declaration and payment of dividends on the Company’s common stock of $0.21 per common share totaling $6.7 million. Book value per common share improved to $20.65 at March 31, 2021 compared to $20.11 at December 31, 2020.

Cash flow. During the three months ended March 31, 2021, funds provided by the Company’s operating and financing activities amounted to $10.0 million and $183.2 million, respectively. These funds were utilized to fund $176.2 million used in investing activities. The Company’s primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the three months ended March 31, 2021, the net total of loan originations and purchases less loan repayments and sales was $59.9 million. During the three months ended March 31, 2021, the Company also funded $352.6 million in purchases of securities available for sale. During the three months ended March 31, 2021, funds were provided by sales, calls, prepayments and maturities of available for sale securities totaling $235.3 million. During the three months ended March 31, 2021, funds were provided by increases in deposits of $264.5 million. The funds were used to repay $73.4 million in long-term borrowings. The Company also used funds of $6.7 million for dividend payments and $1.3 million in purchases of treasury stock during the three months ended March 31, 2021.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up 200 basis points or down 100 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2021. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2021, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2021:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-100 Basis points	4.29%	(11.32)%	10.25%
Base interest rate	—	—	11.71
+100 Basis points	(7.00)	(3.68)	11.56
+200 Basis points	(13.95)	(7.60)	11.35

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2021				2020
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,155,975	$55,219	4.28%		$4,697,531	$49,412	4.21%
Other loans, net	1,544,501	13,802	3.57		1,097,335	11,697	4.26
Total loans, net (1) (2)	6,700,476	69,021	4.12		5,794,866	61,109	4.22
Taxable securities:
Mortgage-backed securities	433,917	1,698	1.57		507,912	3,040	2.39
Other securities	300,828	963	1.28		243,726	1,697	2.79
Total taxable securities	734,745	2,661	1.45		751,638	4,737	2.52
Tax-exempt securities: (3)
Other securities	50,828	530	4.17		63,535	676	4.26
Total tax-exempt securities	50,828	530	4.17		63,535	676	4.26
Interest-earning deposits and federal funds sold	181,168	36	0.08		109,818	290	1.06
Total interest-earning assets	7,667,217	72,248	3.77		6,719,857	66,812	3.98
Other assets	480,497				387,141
Total assets	$8,147,714				$7,106,998
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$170,079	75	0.18		$194,026	281	0.58
NOW accounts	2,183,356	1,706	0.31		1,419,739	4,648	1.31
Money market accounts	1,905,543	2,100	0.44		1,697,783	7,042	1.66
Certificate of deposit accounts	1,102,641	2,222	0.81		1,267,245	6,767	2.14
Total due to depositors	5,361,619	6,103	0.46		4,578,793	18,738	1.64
Mortgagors' escrow accounts	65,372	2	0.01		65,503	40	0.24
Total deposits	5,426,991	6,105	0.45		4,644,296	18,778	1.62
Borrowed funds	1,048,852	5,140	1.96		1,307,629	7,066	2.16
Total interest-bearing liabilities	6,475,843	11,245	0.69		5,951,925	25,844	1.74
Non-interest-bearing deposits	858,080				449,761
Other liabilities	194,144				128,715
Total liabilities	7,528,067				6,530,401
Equity	619,647				576,597
Total liabilities and equity	$8,147,714				$7,106,998
Net interest income / net interest rate spread (tax equivalent) (3)		$61,003	3.08%			$40,968	2.24%
Net interest-earning assets / net interest margin(tax equivalent)	$1,191,374		3.18%		$767,932		2.44%
Ratio of interest-earning assets to interest-bearing liabilities			1.18	X			1.13	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.6 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
(2)	Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $1.4 million and ($2.1) million for the three months ended March 31, 2021 and 2020, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million in each period.

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

	For the three months ended March 31,
(In thousands)	2021	2020

Mortgage Loans
At beginning of period	$5,228,271	$4,677,703

Mortgage loans originated:
Multi-family residential	58,553	64,190
Commercial real estate	17,156	69,566
One-to-four family – mixed-use property	8,712	13,455
One-to-four family – residential	3,131	8,413
Co-operative apartments	—	704
Construction	3,819	3,354
Total mortgage loans originated	91,371	159,682

Mortgage loans purchased:
Multi-family residential	—	3,128
Commercial real estate	—	30,005
Construction	3,304	3,395
Total mortgage loans purchased	3,304	36,528

Less:
Principal and other reductions	162,984	79,035
Sales	7,842	498
Charge-offs	136	—
At end of period	$5,151,984	$4,794,380

Non-Mortgage Loans
At beginning of period	$1,473,358	$1,079,232
Other loans originated:
Small Business Administration (1)	125,093	57
Commercial business	80,191	61,208
Other	283	535
Total other loans originated	205,567	61,800

Other loans purchased:
Commercial business	22,644	40,705
Total other loans purchased	22,644	40,705

Less:
Principal and other reductions	105,006	58,154
Sales	—	—
Charge-offs	2,786	1,259
At end of period	$1,593,777	$1,122,324

(1)	Includes SBA PPP originations totaling $123.2 million and none for the three months ended March 31, 2021 and 2020, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2021	2020
Accrual Status:
Multi-family residential	$1,686	$1,700
Commercial real estate	7,584	7,702
One-to-four family - mixed-use property	1,446	1,459
One-to-four family - residential	501	507
Commercial business and other	1,548	1,588
Total	12,765	12,956

Non-Accrual Status:
One-to-four family - mixed-use property	274	272
Commercial business and other	2,239	2,243
Taxi medallion	—	440
Total	2,513	2,955

Total performing troubled debt restructured	$15,278	$15,911

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at the period indicated:

	March 31,	December 31,
(In thousands)	2021	2020

Loans 90 days or more past due and still accruing:
Multi-family residential	$201	$201
Commercial real estate	—	2,547
Construction	2,381	—
Total	2,582	2,748
Non-accrual loans:
Multi-family residential	4,338	2,524
Commercial real estate	8	1,683
One-to-four family - mixed-use property (1)	2,355	1,366
One-to-four family - residential	7,335	5,854
Small business administration	1,151	1,151
Taxi medallion(1)	—	2,317
Commercial Business and other (1)	3,417	3,430
Total	18,604	18,325
Total non-performing loans	21,186	21,073
Other non-performing assets:
Other assets acquired through foreclosure	35	35
Total	35	35
Total non-performing assets	$21,221	$21,108

Non-performing assets to total assets	0.26%	0.26%
Allowance for loan losses to non-performing loans	212.87%	214.27%

(1) Not included in the above analysis are non-accrual performing mixed-use property loans totaling $0.3 million at March 31, 2021 and December 31, 2020; non-accrual performing TDR taxi medallion loans totaling $0.4 million at December 31, 2020 and non-accrual performing TDR commercial business loans totaling $2.2 million at March 31, 2021 and December 31, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2021 and December 31, 2020. The Company did not hold any criticized or classified investment securities at March 31, 2021 and December 31, 2020. Our total Criticized and Classified assets were $63.1 million at March 31, 2021, a decrease of $8.6 million from $71.7 million at December 31, 2020.

Included within net loans as of March 31, 2021 and December 31, 2020 were $6.7 million and $5.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	At or for the three months ended March 31,
(Dollars in thousands)	2021	2020

Balance at beginning of period	$45,153	$21,751
Loans- CECL Adoption	—	379
Loans- Charge-off	(2,922)	(1,259)
Loans- Recovery	57	110
Loans- Provision	2,811	7,117
Allowance for loan losses	$45,099	$28,098

Balance at beginning of period	$907	$—
HTM Securities- CECL Adoption	—	340
HTM Securities- Provision	8	62
Allowance for HTM Securities losses	$915	$402

Balance at beginning of period	$1,815	$—
Off-Balance Sheet - CECL Adoption	—	553
Off-Balance Sheet- Provision (Benefit)	(511)	244
Allowance for Off-Balance Sheet losses	$1,304	$797

Allowance for Credit Losses	$47,318	$29,297

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s allowance for loan losses for the periods indicated:

	At or for the three months ended March 31,
(Dollars in thousands)	2021	2020

Balance at beginning of period	$45,153	$21,751
CECL Adoption	—	379
Provision for loan losses	2,811	7,117

Loans charged-off:
Multi-family residential	(43)	—
Commercial real estate	(64)	—
One-to-four family - mixed-use property	(29)	—
Taxi medallion	(2,758)	—
Commercial business and other	(28)	(1,259)
Total loans charged-off	(2,922)	(1,259)

Recoveries:
Multi-family residential	10	6
One-to-four family - mixed-use property	10	78
One-to-four family - residential	5	5
Small Business Administration	10	7
Commercial business and other	22	14
Total recoveries	57	110

Net charge-offs	(2,865)	(1,149)
Balance at end of period	$45,099	$28,098

Ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.08%
Ratio of allowance for loan losses to gross loans at end of period	0.31%	0.47%
Ratio of allowance for loan losses to non-performing assets at end of period	212.52%	165.32%
Ratio of allowance for loan losses to non-performing loans at end of period	212.87%	167.73%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2021:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2021	—	$—	—	284,806
February 1 to February 28, 2021	—	—	—	284,806
March 1 to March 31, 2021	—	—	—	284,806
Total	—	—	—

During the quarter ended March 31, 2021, the Company did not repurchase any shares of the Company’s common stock. On March 31, 2021, 284,806 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	May 7, 2021	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	May 7, 2021	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer