Form 10-Q
period 2021-06-30
FLUSHING FINANCIAL CORP
filed 2021-08-04
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2021 was 30,936,504.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	June 30,	December 31,
	2021	2020

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$145,971	$157,388
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $5,760 and $5,853 at June 30, 2021 and December 31, 2020, respectively; fair value of $8,848 and $8,991 at June 30, 2021 and December 31, 2020, respectively)	7,904	7,914
Other securities, net of allowance for credit losses of $844 and $907 at June 30, 2021 and December 31, 2020, respectively, (none pledged; fair value of $53,598 and $54,538 at June 30, 2021 and December 31, 2020, respectively)	49,986	49,918
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $287,288 and $264,968 at June 30, 2021 and December 31, 2020, respectively; $441 and $505 at fair value pursuant to the fair value option at June 30, 2021 and December 31, 2020, respectively)	596,661	404,460
Other securities (including asset pledged of $6,000 and $6,453 at June 30, 2021 and December 31, 2020, respectively; $14,080 and $13,998 at fair value pursuant to the fair value option at June 30, 2021 and December 31, 2020, respectively)	224,784	243,514
Loans:
Multi-family residential	2,542,010	2,533,952
Commercial real estate	1,726,895	1,754,754
One-to-four family - mixed-use property	582,211	602,981
One-to-four family - residential	288,652	245,211
Co-operative apartments	7,883	8,051
Construction	62,802	83,322
Small Business Administration	215,158	167,376
Taxi medallion	—	2,757
Commercial business and other	1,291,526	1,303,225
Net unamortized premiums and unearned loan fees	1,669	3,045
Allowance for Credit losses - Loans	(42,670)	(45,153)
Net loans	6,676,136	6,659,521
Interest and dividends receivable	43,803	44,041
Bank premises and equipment, net	26,438	28,179
Federal Home Loan Bank of New York stock, at cost	41,630	43,439
Bank owned life insurance	183,715	181,710
Goodwill	17,636	17,636
Core deposit intangibles	2,859	3,172
Right of Use Asset	51,972	50,743
Other assets	89,850	84,759
Total assets	$8,159,345	$7,976,394

Liabilities
Due to depositors:
Non-interest bearing	$945,491	$778,672
Interest-bearing	5,353,299	5,312,061
Total Deposits	6,298,790	6,090,733
Mortgagors' escrow deposits	58,230	45,622
Borrowed funds:
Federal Home Loan Bank advances	831,932	887,579
Subordinated debentures	90,081	90,180
Junior subordinated debentures, at fair value	49,814	43,136
Total borrowed funds	971,827	1,020,895
Operating lease liability	56,151	59,100
Other liabilities	119,180	141,047
Total liabilities	7,504,178	7,357,397

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued at June 30, 2021 and December 31, 2020; 30,961,504 shares and 30,775,854 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	341	341
Additional paid-in capital	260,958	261,533
Treasury stock, at average cost (3,126,119 shares and 3,373,389 shares at June 30, 2021 and December 31, 2020, respectively)	(65,335)	(69,400)
Retained earnings	467,620	442,789
Accumulated other comprehensive loss, net of taxes	(8,417)	(16,266)
Total stockholders' equity	655,167	618,997

Total liabilities and stockholders' equity	$8,159,345	$7,976,394

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020

Interest and dividend income
Interest and fees on loans	$67,999	$60,557	$137,020	$121,666
Interest and dividends on securities:
Interest	3,685	4,182	6,757	9,438
Dividends	7	11	15	26
Other interest income	51	22	87	312
Total interest and dividend income	71,742	64,772	143,879	131,442
Interest expense
Deposits	5,539	9,971	11,644	28,749
Other interest expense	5,164	6,084	10,304	13,150
Total interest expense	10,703	16,055	21,948	41,899
Net interest income	61,039	48,717	121,931	89,543
(Benefit) provision for credit losses	(1,598)	9,619	1,222	16,797
Net interest income after (benefit) provision for credit losses	62,637	39,098	120,709	72,746
Non-interest income
Banking services fee income	1,233	944	3,958	1,742
Net gain (loss) on sale of securities	123	(54)	123	(91)
Net gain on sale of loans	127	—	158	42
Net gain on disposition of assets	—	—	621	—
Net gain (loss) from fair value adjustments	(6,548)	10,205	(5,566)	4,212
Life insurance proceeds	—	659	—	659
Federal Home Loan Bank of New York stock dividends	500	881	1,189	1,845
Bank owned life insurance	1,009	932	2,006	1,875
Other income	346	170	612	589
Total non-interest income (loss)	(3,210)	13,737	3,101	10,873
Non-interest expense
Salaries and employee benefits	19,879	16,184	42,543	34,804
Occupancy and equipment	3,522	2,827	6,889	5,667
Professional services	1,988	1,985	4,388	4,847
FDIC deposit insurance	729	737	1,942	1,387
Data processing	1,419	1,813	3,528	3,507
Depreciation and amortization	1,638	1,555	3,277	3,091
Other real estate owned/foreclosure expense (recoveries)	22	45	12	(119)
Other operating expenses	4,814	3,609	9,591	7,951
Total non-interest expense	34,011	28,755	72,170	61,135
Income before income taxes	25,416	24,080	51,640	22,484
Provision for income taxes
Federal	4,857	4,307	9,928	5,296
State and local	1,301	1,501	3,415	306
Total taxes	6,158	5,808	13,343	5,602
Net income	$19,258	$18,272	$38,297	$16,882

Basic earnings per common share	$0.61	$0.63	$1.21	$0.58
Diluted earnings per common share	$0.61	$0.63	$1.21	$0.58
Dividends per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Net income	$19,258	$18,272	$38,297	16,882
Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($41) and ($31) for the three months ended June 30, 2021 and 2020, respectively, and of ($77) and ($61) for the six months ended June 30, 2021 and 2020, respectively.	92	67	173	134
Amortization of prior service credits, net of taxes of $6 and $8 for the three months ended June 30, 2021 and 2020, respectively, and of $13 and $14 for the six months ended June 30, 2021 and 2020, respectively.	(15)	(15)	(30)	(29)
Net unrealized gains (losses) on securities, net of taxes of ($664) and ($5,193) for the three months ended June 30, 2021 and 2020, respectively, and of $322 and ($551) for the six months ended June 30, 2021 and 2020, respectively.	1,497	11,414	(720)	1,212
Reclassification adjustment for net losses included in income, net of taxes of $38 and ($17) for the three months ended June 30, 2021 and 2020, respectively and of $38 and ($29) for the six months ended June 30, 2021 and 2020, respectively.	(85)	37	(85)	62
Net unrealized gains (losses) on cash flow hedges, net of taxes of ($120) and $912 for the three months ended June 30, 2021 and 2020 respectively, and of ($3,574) and $7,102 for the six months ended June 30, 2021 and 2020 respectively.	521	(2,005)	8,319	(15,610)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($147) and $259 for the three months ended June 30, 2021 and 2020, respectively, and of ($112) and ($230) for the six months ended June 30, 2021 and 2020, respectively.	276	(580)	192	516

Total other comprehensive income (loss), net of tax	2,286	8,918	7,849	(13,715)

Comprehensive income	$21,544	$27,190	$46,146	$3,167

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,297	$16,882
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,222	16,797
Depreciation and amortization of bank premises and equipment	3,277	3,091
Amortization of premium, net of accretion of discount	(190)	3,235
Net (gain) loss from fair value adjustments	5,566	(4,212)
Net (gain) loss from fair value adjustments on qualifying hedges	(763)	2,438
Net gain from sale of loans	(158)	(42)
Net (gain) loss from sale of securities	(123)	91
Net gain from disposition of asset	(621)	—
Net loss from OREO	—	31
Income from bank owned life insurance	(2,006)	(1,875)
Life insurance proceeds	—	(659)
Amortization of core deposit intangibles	313	—
Stock-based compensation expense	4,539	4,531
Deferred compensation	(2,057)	(3,060)
Deferred income tax benefit	(762)	(2,546)
Decrease in other liabilities	(5,384)	(1,411)
Increase in other assets	(5,175)	(3,398)
Net cash provided by operating activities	35,975	29,893
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,536)	(1,433)
Net redemptions of Federal Home Loan Bank of New York shares	1,809	521
Proceeds from maturities and calls of securities held-to-maturity	—	180
Proceeds from prepayments of securities held-to-maturity	—	300
Purchases of securities available for sale	(478,155)	(130,344)
Proceeds from sales and calls of securities available for sale	38,623	139,741
Proceeds from maturities and prepayments of securities available for sale	263,640	87,658
Net repayments (originations) of loans	89,937	(72,371)
Purchases of loans	(130,706)	(112,245)
Proceeds from sale of loans	18,584	580
Net cash used in investing activities	(197,804)	(87,413)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the six months ended June 30,
	2021	2020

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	166,819	146,809
Net increase (decrease) in interest-bearing deposits	41,312	(119,076)
Net increase in mortgagors' escrow deposits	12,608	4,150
Net proceeds from short-term borrowed funds	150,000	—
Proceeds from long-term borrowings	—	204,378
Repayment of long-term borrowings	(205,647)	(127,762)
Purchases of treasury stock	(1,375)	(3,865)
Cash dividends paid	(13,305)	(12,147)
Net cash provided by financing activities	150,412	92,487
Net (decrease) increase in cash and cash equivalents	(11,417)	34,967
Cash and cash equivalents, beginning of period	157,388	49,787
Cash and cash equivalents, end of period	$145,971	$84,754
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$22,217	$44,272
Income taxes paid	10,207	4,664
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	9,877	4,446

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2020	$618,997	$341	$261,533	$442,789	$(69,400)	$(16,266)

Net Income	19,039	—	—	19,039	—	—
Award of common shares released from Employee Benefit Trust (5,682 shares)	74	—	74	—	—	—
Vesting of restricted stock unit awards (248,896 shares)	—	—	(5,058)	(153)	5,211	—
Stock-based compensation expense	3,470	—	3,470	—	—	—
Repurchase of shares to satisfy tax obligation (70,292 shares)	(1,290)	—	—	—	(1,290)	—
Dividends on common stock ($0.21 per share)	(6,652)	—	—	(6,652)	—	—
Other comprehensive income	5,563	—	—	—	—	5,563
Balance at March 31, 2021	639,201	341	260,019	455,023	(65,479)	(10,703)

Net income	19,258	—	—	19,258	—	—
Award of common shares released from Employee Benefit Trust (6,445 shares)	91	—	91	—	—	—
Vesting of restricted stock unit awards (10,932 shares)	—	—	(221)	(8)	229	—
Stock-based compensation expense	1,069	—	1,069	—	—	—
Repurchase of shares to satisfy tax obligation (3,886 shares)	(85)	—	—	—	(85)	—
Dividends on common stock ($0.21 per share)	(6,653)	—	—	(6,653)	—	—
Other comprehensive income	2,286	—	—	—	—	2,286
Balance at June 30, 2021	$655,167	$341	$260,958	$467,620	$(65,335)	$(8,417)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2019	$579,672	$315	$226,691	$433,960	$(71,487)	$(9,807)

Impact of adoption of ASC 326 - Credit Losses	(875)	—	—	(875)	—	—
Net loss	(1,390)	—	—	(1,390)	—	—
Award of common shares released from Employee Benefit Trust (116,414 shares)	1,398	—	1,398	—	—	—
Vesting of restricted stock unit awards (272,946 shares)	—	—	(5,626)	(156)	5,782	—
Stock-based compensation expense	3,430	—	3,430	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	—	(2,342)	—
Repurchase of shares to satisfy tax obligation (74,145 shares)	(1,493)	—	—	—	(1,493)	—
Dividends on common stock ($0.21 per share)	(6,084)	—	—	(6,084)	—	—
Other comprehensive loss	(22,633)	—	—	—	—	(22,633)
Balance at March 31, 2020	549,683	315	225,893	425,455	(69,540)	(32,440)

Net income	18,272	—	—	18,272	—	—
Award of common shares released from Employee Benefit Trust (10,956 shares)	40	—	40	—	—	—
Vesting of restricted stock unit awards (6,390 shares)	—	—	(133)	(1)	134	—
Stock-based compensation expense	1,101	—	1,101	—	—	—
Repurchase of shares to satisfy tax obligation (2,558 shares)	(30)	—	—	—	(30)	—
Dividends on common stock ($0.21 per share)	(6,063)	—	—	(6,063)	—	—
Other comprehensive income	8,918	—	—	—	—	8,918
Balance at June 30, 2020	$571,921	$315	$226,901	$437,663	$(69,436)	$(23,522)

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

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021. Flushing Service Corporation, and FSB Properties Inc., which are collectively herein referred to as “we,” “us,” “our” and the “Company.”

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

In response to COVID-19, the Company is actively assisting customers by providing modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to thirty months. At June 30, 2021, we had 69 active forbearances for loans with an aggregate outstanding loan balance of approximately $245.8 million resulting in total deferment of $16.2 million in principal, interest and escrow, down from 134 active forbearances for loans with an aggregate outstanding loan balance of $364.4 million at December 31, 2020. Given the pandemic and current economic environment, we continue to work with our customers to modify loans although the pace of requests slowed down. The Company actively participated in the Paycheck Protection Program (“PPP”), under the Coronavirus Aid, Relief and Economic

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Security Act (the “CARES Act”), closing $138.7 million of these loans during the three months ended June 30, 2021, with $69.2 million in PPP loans forgiven by the SBA during the same time period. We are also a participant in the Main Street Lending Program in order to assist customers. Pursuant to the CARES Act and later modified by Consolidated Appropriations Act, certain loan modifications are not classified as “troubled debt restructuring” (“TDR”), if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms until the completion of the deferred period. Once the deferred period is over, the borrower will resume making payment and normal delinquency-based non-accrual policies will apply.

In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors in the communities we serve, which may negatively impact the demand for loans and other services we offer. However, the Company’s capital and financial resources have not been materially impacted by the pandemic, as our results of operations depend primarily on net interest income, which benefited from the actions taken by the Federal Reserve to counteract the negative economic impact of the pandemic. Future operating results and near-and-long-term financial condition are subject to significant uncertainty. Our funding sources have not changed significantly, and we expect to continue to be able to timely service our debts and its obligations.

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Net income	$19,258	$18,272	$38,297	$16,882
Divided by:
Total weighted average common shares outstanding and common stock equivalents	31,677	28,867	31,641	28,860
Basic earnings per common share	$0.61	$0.63	$1.21	$0.58
Diluted earnings per common share (1)	$0.61	$0.63	$1.21	$0.58
Dividend payout ratio	34.4%	33.3%	34.7%	72.4%
(1)	For the three and six months ended June 30, 2021 and 2020, there were no common stock equivalents and there were no common stock equivalents that were anti-dilutive.

4.     Securities

The Company did not hold any trading securities at June 30, 2021 and December 31, 2020. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Allowance for credit losses

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities totaling $58.7 million (before allowance for credit losses) : the first with an amortized cost of $29.9 million structured similar to a commercial owner occupied loan and modeled for credit losses similar to commercial business loans secured by real estate with a reserve of $0.2 million at June 30, 2021; the second with an amortized cost of $20.0 million that currently is under forbearance with a specific reserve of $0.6 million at June 30, 2021; and the third with an amortized cost of $7.9 million issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the portfolio. The security currently in forbearance is considered current and as such, continues to accrue interest at its original contractual terms. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at June 30, 2021 and December 31, 2020 and is excluded from estimates of credit losses.

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2021:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,830	$53,598	$2,768	$—
Total other securities	50,830	53,598	2,768	—

FNMA	7,904	8,848	944	—
Total mortgage-backed securities	7,904	8,848	944	—

Allowance for Credit Losses	(844)	—	—	—
Total	$57,890	$62,446	$3,712	$—

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2020:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,825	$54,538	$3,713	$—
Total other securities	50,825	54,538	3,713	—

FNMA	7,914	8,991	1,077	—
Total mortgage-backed securities	7,914	8,991	1,077	—

Allowance for Credit Losses	(907)	—	—	—
Total	$57,832	$63,529	$4,790	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2021:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities available for sale:
U.S Government Agencies	$6,206	$6,218	$15	$3
Corporate	117,420	117,602	461	279
Mutual funds	12,585	12,585	—	—
Collateralized loan obligations	87,148	86,884	18	282
Other	1,495	1,495	—	—
Total other securities	224,854	224,784	494	564
REMIC and CMO	222,748	224,065	3,042	1,725
GNMA	12,033	11,802	39	270
FNMA	205,159	205,782	1,783	1,160
FHLMC	155,944	155,012	589	1,521
Total mortgage-backed securities	595,884	596,661	5,453	4,676
Total securities available for sale	$820,738	$821,445	$5,947	$5,240

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2020:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities available for sale:
U.S Government Agencies	$6,452	$6,453	$2	$1
Corporate	130,000	123,865	131	6,266
Mutual funds	12,703	12,703	—	—
Collateralized loan obligations	100,561	99,198	—	1,363
Other	1,295	1,295	—	—
Total other securities	251,011	243,514	133	7,630
REMIC and CMO	175,142	180,877	5,735	—
GNMA	13,009	13,053	66	22
FNMA	143,154	146,169	3,046	31
FHLMC	63,796	64,361	648	83
Total mortgage-backed securities	395,101	404,460	9,495	136
Total securities available for sale	$646,112	$647,974	$9,628	$7,766

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at June 30, 2021 and December 31, 2020.

The corporate securities held by the Company at June 30, 2021 and December 31, 2020 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at June 30, 2021, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$50,830	$53,598
Total other securities	50,830	53,598
Mortgage-backed securities	7,904	8,848
Total held-to-maturity securities	58,734	62,446
Allowance for Credit Losses	(844)	—
Total held-to-maturity securities, net of allowance for credit losses	$57,890	$62,446

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$30,000	$30,242
Due after five years through ten years	159,551	159,243
Due after ten years	22,718	22,714
Total	212,269	212,199
Mutual funds	12,585	12,585
Total other securities	224,854	224,784
Mortgage-backed securities	595,884	596,661
Total available for sale securities	$820,738	$821,445

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At June 30, 2021
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)

Available for sale securities

U.S Government Agencies	1	$4,897	$3	$4,897	$3	$—	$—
Corporate	7	52,141	279	22,403	16	29,738	263
Collateralized loan obligations	6	44,633	282	—	—	44,633	282
Total other securities	14	101,671	564	27,300	19	74,371	545

REMIC and CMO	11	112,847	1,725	112,847	1,725	—	—
GNMA	4	11,404	270	11,404	270	—	—
FNMA	16	107,883	1,160	107,883	1,160	—	—
FHLMC	10	85,084	1,521	85,084	1,521	—	—
Total mortgage-backed securities	41	317,218	4,676	317,218	4,676	—	—

Total securities available for sale	55	$418,889	$5,240	$344,518	$4,695	$74,371	$545

	At December 31, 2020
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities

U.S Government Agencies	1	$4,988	$1	$4,988	$1	$—	$—
Corporate	14	113,734	6,266	—	—	113,734	6,266
Collateralized loan obligations	13	99,199	1,363	7,441	52	91,758	1,311
Total other securities	28	217,921	7,630	12,429	53	205,492	7,577

GNMA	1	10,341	22	10,341	22	—	—
FNMA	5	32,463	31	23,864	28	8,599	3
FHLMC	3	30,095	83	30,095	83	—	—
Total mortgage-backed securities	9	72,899	136	64,300	133	8,599	3

Total securities available for sale	37	$290,820	$7,766	$76,729	$186	$214,091	$7,580

The Company reviewed each available for sale debt security that had an unrealized loss at June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Company evaluated whether the decline in fair value of a debt security resulted from credit losses or other factors under Accounting Standards Codification (“ASC”) Topic 326, Credit Losses also referred to as Current Expected Credit Losses (“CECL”). The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.7 million and $1.3 million at June 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	Other Securities
	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Beginning balance	$915	$402	$907	$340
Provision (benefit)	(71)	—	(63)	62

Allowance for credit losses	$844	$402	$844	$402

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold $25.0 million in corporate securities during the three and six months ended June 30, 2021.The Company sold $66.2 million and $130.8 million in mortgage-backed securities during the three and six months ended June 30, 2020, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Gross gains from the sale of securities	$123	$763	$123	$1,476
Gross losses from the sale of securities	—	(817)	—	(1,567)

Net gains (losses) from the sale of securities	$123	$(54)	$123	$(91)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $40.6 million and $41.5 million at June 30, 2021 and December 31, 2020, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

During the three months ended June 30, 2021, the Company recorded a benefit for credit losses on loans totaling $1.5 million compared to a provision for credit losses on loans of $9.6 million for the three months ending June 30, 2020. The Company recorded a provision for credit losses on loans totaling $1.3 million and $16.7 million for the six months ended June 30, 2021 and 2020, respectively. The benefit recorded during the three months ended June 30, 2021 was driven by the improving economic outlook. During the three months ended June 30, 2021, the Company made an adjustment to decrease the reasonable and supportable forecast period and increase the reversion period to adjust for the model using a more favorable forecast based on national statistics compared to the Bank’s primary market area, the New York Tri-State area, where economic improvements lag behind the nation. This resulted in the ACL - loans totaling $42.7 million at June 30, 2021 compared to $45.2 million at December 31, 2020. At June 30, 2021, the ACL - loans represented 0.64% of gross loans and 242.6% of non-performing loans. At December 31, 2020, the ACL - loans represented 0.61% of gross loans and 181.9% of non-performing loans.

Pursuant to the CARES Act and later modified by Consolidated Appropriations Act, certain loan modifications are not classified as TDR, if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met. As such, these loans are considered current and continue to accrue interest at its original contractual terms until the completion of the deferred period. Once the deferred period is over, the borrower will resume making payment and normal delinquency-based non-accrual policies will apply.

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

The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. All loans classified as TDR are individually evaluated, however TDR loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status and are not included as part of non-performing loans. Loans which were delinquent at the time they are restructured as a TDR are placed on non-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

accrual status and reported as non-accrual performing TDR loans until they have made timely payments for six consecutive months. These restructurings have not included a reduction of principal balance.

The allocation of a portion of the ACL for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At June 30, 2021, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the ACL. There were no TDR loan modifications during the three and six months ended June 30, 2020.

	For the three and six months ended
	June 30, 2021
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	2	674	Amortization period extended
Total	2	$674

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	June 30, 2021		December 31, 2020
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Multi-family residential	6	$1,673	6	$1,700
Commercial real estate	1	7,583	1	7,702
One-to-four family - mixed-use property (1)	5	1,682	5	1,731
One-to-four family - residential	3	497	3	507
Taxi medallion (2)	—	—	2	440
Commercial business and other (1)	9	4,107	8	3,831
Total performing troubled debt restructured	24	$15,542	25	$15,911
(1)	These loans continue to pay as agreed, however the Company records interest received on a cash basis.
(2)	These loans were completely charged off during the three months ended March 31, 2021.

During the three and six months ended June 30, 2021 there was one commercial business TDR loan totaling $0.3 million that defaulted within 12 months of its modification date. During the three and six months ended June 30, 2020, there were no TDR loans that defaulted within 12 months of their modification date.

The following table shows loans classified as TDR at amortized cost that are not performing according to their restructured terms at the periods indicated:

	June 30, 2021		December 31, 2020
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Taxi medallion (1)	—	$—	11	$1,922
Commercial business and other	2	596	1	279
Total troubled debt restructurings that subsequently defaulted	2	$596	12	$2,201

(1)	These loans were completely charged off during the three months ended March 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the six months ended June 30, 2021
(In thousands)	Non-Accrual Amortized Cost Beginning of Reporting Period	Non-Accrual Amortized Cost Ending of Reporting Period	Non-Accrual with no related Allowance	Interest Income Recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,576	$4,850	$4,850	$5	$201
Commercial real estate	1,766	35	35	—	—
One-to-four family - mixed-use property (1)	1,706	2,706	2,706	2	—
One-to-four family - residential	5,313	6,404	6,404	1	—
Construction	—	—	—	—	—
Small Business Administration	1,168	992	992	—	—
Taxi medallion(2)	2,758	—	—	—	—
Commercial business and other(1)	5,660	4,715	725	52	—
Total	$20,947	$19,702	$15,712	$60	$201

(1)   Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million, and non-accrual performing TDR commercial business loans totaling $2.2 million at June 30, 2021.

(2)   Taxi medallion loans were completely charged off during the six months ended June 30, 2021.

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the twelve months ended December 31, 2020
(In thousands)	Non-Accrual Amortized Cost Beginning of Reporting Period	Non-Accrual Amortized Cost Ending of Reporting Period	Non-Accrual with no related Allowance	Interest Income Recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,723	$2,576	$2,576	$—	$201
Commercial real estate	2,714	1,766	1,766	—	2,547
One-to-four family - mixed-use property (1)	1,704	1,706	1,706	—	—
One-to-four family - residential	9,992	5,313	5,313	—	—
Small Business Administration	1,169	1,168	1,168	—	—
Taxi medallion(1)	2,318	2,758	2,758	—	—
Commercial business and other(1)	7,406	5,660	1,593	58	—
Total	$28,026	$20,947	$16,880	$58	$2,748
(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million, non-accrual performing TDR taxi medallion loans totaling $0.4 million and non-accrual performing TDR commercial business loans totaling $2.2 million at December 31, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$453	$430	$915	$805
Less: Interest income included in the results of operations	163	73	323	162
Total foregone interest	$290	$357	$592	$643

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loans:

	June 30, 2021
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$14,894	$1,259	$5,051	$21,204	$2,522,555	$2,543,759
Commercial real estate	7,213	—	35	7,248	1,722,659	1,729,907
One-to-four family - mixed-use property	787	1,089	2,439	4,315	581,434	585,749
One-to-four family - residential	988	1,373	6,404	8,765	288,926	297,691
Construction	7,089	—	—	7,089	55,622	62,711
Small Business Administration	81	199	992	1,272	209,246	210,518
Taxi medallion	—	—	—	—	—	—
Commercial business and other	588	64	1,942	2,594	1,285,877	1,288,471
Total	$31,640	$3,984	$16,863	$52,487	$6,666,319	$6,718,806

	December 31, 2020
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$7,582	$3,186	$2,777	$13,545	$2,522,432	$2,535,977
Commercial real estate	17,903	5,123	4,313	27,339	1,731,045	1,758,384
One-to-four family - mixed-use property	5,673	1,132	1,433	8,238	598,647	606,885
One-to-four family - residential	3,087	805	5,313	9,205	243,486	252,691
Construction loans	750	—	—	750	82,411	83,161
Small Business Administration	1,823	—	1,168	2,991	162,579	165,570
Taxi medallion	—	—	2,318	2,318	279	2,597
Commercial business and other	129	1,273	1,593	2,995	1,296,414	1,299,409
Total	$36,947	$11,519	$18,915	$67,381	$6,637,293	$6,704,674

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three month periods indicated:

	June 30, 2021
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$7,144	$8,356	$1,873	$710	$750	$2,127	$—	$24,139	$45,099
Charge-offs	—	—	(3)	—	—	—	—	(1,183)	(1,186)
Recoveries	—	—	—	2	—	9	222	51	284
Provision (benefit)	(585)	(2,488)	(378)	4	(565)	166	(222)	2,541	(1,527)
Ending balance	$6,559	$5,868	$1,492	$716	$185	$2,302	$—	$25,548	$42,670

	June 30, 2020
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,895	$6,791	$2,170	$892	$185	$1,528	$—	$10,637	$28,098
Charge-offs	—	—	(3)	—	—	(178)	—	(849)	(1,030)
Recoveries	7	—	—	3	—	13	—	—	23
Provision (benefit)	3,033	180	659	266	(2)	23	—	5,460	9,619
Ending balance	$8,935	$6,971	$2,826	$1,161	$183	$1,386	$—	$15,248	$36,710

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the six month periods indicated:

	June 30, 2021
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153
Charge-off's	(43)	(64)	(32)	—	—	—	(2,758)	(1,211)	(4,108)
Recoveries	10	—	10	7	—	19	222	73	341
Provision (benefit)	35	(2,395)	(472)	(160)	(312)	32	2,536	2,020	1,284
Ending balance	$6,559	$5,868	$1,492	$716	$185	$2,302	$—	$25,548	$42,670

	June 30, 2020
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(650)	1,170	(55)	(160)	(279)	1,180	—	(827)	379
Charge-off's	—	—	(3)	—	—	(178)	—	(2,108)	(2,289)
Recoveries	13	—	78	8	—	20	—	14	133
Provision (benefit)	4,181	1,372	989	557	21	1	—	9,615	16,736
Ending balance	$8,935	$6,971	$2,826	$1,161	$183	$1,386	$—	$15,248	$36,710

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination at June 30, 2021:

							Revolving Loans,	Lines of Credit
							Amortized Cost	converted to
(In thousands)	2021	2020	2019	2018	2017	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$57,316	$31,897	$36,253	$32,818	$20,935	$75,903	$10,524	$15,288	$280,934
Watch	—	481	724	280	2,430	1,541	190	2,287	7,933
Special Mention	—	—	—	—	1,115	517	160	—	1,792
Substandard	—	—	—	1,836	—	4,167	—	1,029	7,032
Total 1-4 Family Residential	$57,316	$32,378	$36,977	$34,934	$24,480	$82,128	$10,874	$18,604	$297,691
1-4 Family Mixed-Use
Pass	$18,221	$35,902	$71,259	$75,193	$54,249	$308,869	$—	$—	$563,693
Watch	—	—	—	3,092	6,118	7,668	—	—	16,878
Special Mention	—	—	—	—	761	1,438	—	—	2,199
Substandard	—	—	—	501	—	2,478	—	—	2,979
Total 1-4 Family Mixed Use	$18,221	$35,902	$71,259	$78,786	$61,128	$320,453	$—	$—	$585,749
Commercial Real Estate
Pass	$58,238	$171,433	$256,707	$266,369	$180,000	$680,308	$—	$—	$1,613,055
Watch	4,179	934	3,433	5,708	2,657	83,926	—	—	100,837
Special Mention	—	—	—	6,855	—	1,542	—	—	8,397
Substandard	—	—	7,583	—	—	35	—	—	7,618
Total Commercial Real Estate	$62,417	$172,367	$267,723	$278,932	$182,657	$765,811	$—	$—	$1,729,907
Construction
Pass	$3,079	$23,121	$14,797	$1,960	$—	$—	$—	$—	$42,957
Watch	—	—	2,115	8,284	5,904	—	—	—	16,303
Special Mention	—	—	—	859	2,592	—	—	—	3,451
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	$3,079	$23,121	$16,912	$11,103	$8,496	$—	$—	$—	$62,711
Multifamily
Pass	$168,396	$240,612	$340,195	$449,407	$360,108	$941,236	$6,346	$—	$2,506,300
Watch	—	2,111	4,205	12,605	—	10,834	398	—	30,153
Special Mention	—	792	468	—	—	—	—	—	1,260
Substandard	—	—	703	2,599	1,803	740	201	—	6,046
Total Multifamily	$168,396	$243,515	$345,571	$464,611	$361,911	$952,810	$6,945	$—	$2,543,759
Commercial Business - Secured by RE
Pass	$96,311	$93,588	$38,733	$52,180	$28,173	$99,637	$—	$—	$408,622
Watch	—	23,623	51,501	18,557	11,979	47,442	—	—	153,102
Special Mention	—	—	604	—	—	—	—	—	604
Substandard	—	—	—	—	—	4,228	—	—	4,228
Total Commercial Business - Secured by RE	$96,311	$117,211	$90,838	$70,737	$40,152	$151,307	$—	$—	$566,556
Commercial Business
Pass	$51,015	$72,432	$90,417	$76,675	$29,154	$73,507	$207,786	$—	$600,986
Watch	6	1,683	22,505	19,308	33,143	43	22,493	—	99,181
Special Mention	—	—	45	2,488	103	—	3,207	—	5,843
Substandard	—	4,900	535	320	4,957	1,903	995	—	13,610
Doubtful	—	—	—	—	—	929	1,235	—	2,164
Total Commercial Business	$51,021	$79,015	$113,502	$98,791	$67,357	$76,382	$235,716	$—	$721,784
Small Business Administration
Pass	$130,255	$67,148	$1,292	$1,560	$654	$2,920	$—	$—	$203,829
Watch	—	—	61	2,588	1,946	849	—	—	5,444
Special Mention	—	—	—	—	140	107	—	—	247
Substandard	—	—	—	—	992	6	—	—	998
Total Small Business Administration	$130,255	$67,148	$1,353	$4,148	$3,732	$3,882	$—	$—	$210,518
Other
Pass	$—	$—	$—	$—	$—	$52	$79	$—	$131
Total Other	$—	$—	$—	$—	$—	$52	$79	$—	$131

Total Loans	$587,016	$770,657	$944,135	$1,042,042	$749,913	$2,352,825	$253,614	$18,604	$6,718,806

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans as of June 30, 2021 and December 31, 2020 were $9.3 million and $5.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	June 30, 2021		December 31, 2020
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$4,850	$—	$2,576	$—
Commercial real estate	1,246	—	2,994	—
One-to-four family - mixed-use property	2,706	—	1,706	—
One-to-four family - residential	6,404	—	5,313	—
Small Business Administration	—	992	—	1,168
Commercial business and other	—	2,556	—	3,482
Taxi Medallion	—	—	—	2,758
Total	$15,206	$3,548	$12,589	$7,408

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $499.8 million and $474.0 million at June 30, 2021 and December 31, 2020, respectively.

The following table presents the activity in the allowance for off balance sheet credit losses for the three and six months ended June 30, 2021 and 2020.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Balance at beginning of period	$1,304	$797	$1,815	$—
Off-Balance Sheet - CECL Adoption	—	—	—	553
Off-Balance Sheet- Provision (benefit)	266	467	(245)	711
Allowance for Off-Balance Sheet - Credit losses (1)	$1,570	$1,264	$1,570	$1,264

(1)	Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2021 and December 31, 2020, the Bank did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the three months ended June 30, 2021
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	3	$7,846	$—	$58
One-to-four family - mixed-use property	4	2,488	—	69
Total	7	$10,334	$—	$127

	For the six months ended June 30, 2021
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	8	$10,752	$(43)	$63
Commercial real estate	3	3,036	(64)	17
One-to-four family - mixed-use property	10	4,796	(14)	78
Total	21	$18,584	$(121)	$158

	For the six months ended June 30, 2020
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 28 operating leases for branches (including headquarters) and office spaces, nine operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from four months to approximately 15 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense totaled $2.2 million and $1.9 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for the three month periods ended June 30, 2021 and 2020, respectively. The Company’s operating lease expense totaled $4.3 million and $3.8 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for the six month periods ended June 30, 2021 and 2020, respectively.

The Company has one agreement that qualifies as a short-term lease with expense totaling approximately $60,000 and $34,000 for the three month periods ended June 30, 2021 and 2020 and approximately $90,000 and $68,000 for the six month periods ended June 30, 2021 and 2020, included in Professional services on the Consolidated Statements of Income. The Company has $0.3 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for each of the three months ended June 30, 2021 and 2020. The Company has $0.6 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for each of the six months ended June 30, 2021 and 2020. At June 30, 2021, the weighted-average remaining lease term for our operating leases is approximately eight years and the weighted average discount rate is 3.2%. Our lease agreements do not contain any residual value guarantees.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020

Operating lease ROU asset	$51,972	$50,743

Operating lease liability	$56,151	$59,100

Weighted-average remaining lease term-operating leases	7.7 years	8.3 years
Weighted average discount rate-operating leases	3.2%	3.2%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

	For the three months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020

Lease Cost
Operating lease cost	$2,244	$1,897
Short-term lease cost	60	34
Variable lease cost	298	287
Total lease cost	$2,602	$2,218

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,418	$2,200
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$27

	For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020

Lease Cost
Operating lease cost	$4,348	$3,782
Short-term lease cost	95	68
Variable lease cost	596	552
Total lease cost	$5,039	$4,402

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,048	$4,182
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$50

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of June 30, 2021:

Minimum Rental
(In thousands)
Years ended December 31:
2021	$4,369
2022	9,149
2023	9,281
2024	9,121
2025	8,479
Thereafter	22,898
Total minimum payments required	63,297
Less: Implied interest	7,146
Total lease obligations	$56,151

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of December 31, 2020:

Minimum Rental
(In thousands)
Years ended December 31:
2021	$8,757
2022	8,871
2023	9,006
2024	8,847
2024	8,212
Thereafter	23,547
Total minimum payments required	$67,240
Less: Implied interest	8,140
Total lease obligations	$59,100

8.     Stock-Based Compensation

The Company has long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of June 30, 2021, PRSUs granted in 2021 and 2020 are being accrued at target and PRSUs granted in 2019 are being accrued above target.

On May 18, 2021, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 1,170,408 shares were available for future issuance under the 2014 Omnibus Plan at June 30, 2021.

For the three months ended June 30, 2021 and 2020, the Company’s net income, as reported, included $1.1 million and $0.9 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.3 million and $0.2 million of income tax benefits, respectively, related to the stock-based compensation plans. For the six months ended June 30, 2021 and 2020, the Company’s net income, as reported, included $5.2 million and $3.4

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.4 million and $0.8 million of income tax benefits, respectively, related to the stock-based compensation plans.

During the three months ended June 30, 2021 and 2020, the Company did not grant any RSU or PRSU’s. During the six months ended June 30, 2021 and 2020, the Company granted 238,985 and 172,228 RSU, respectively. During the six months ended June 30, 2021 and 2020, the Company granted 62,790 and 72,143 in PRSU awards, respectively.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s RSU and PRSU awards at or for the six months ended June 30, 2021:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2020	336,898	$23.48	66,580	$21.26
Granted	238,985	18.44	62,790	18.46
Vested	(240,176)	21.22	(35,070)	18.81
Forfeited	(4,662)	20.61	—	—
Non-vested at June 30, 2021	331,045	$21.51	94,300	$20.31
Vested but unissued at June 30, 2021	214,829	$21.03	102,185	$20.48

As of June 30, 2021, there was $6.3 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of awards vested for the three months ended June 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively. The total fair value of awards vested for the six months ended June 30, 2021 and 2020 was $5.0 million and $5.1 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2021:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2020	120,248	$16.64
Granted	9,042	19.52
Forfeited	(11)	18.25
Distributions	(1,483)	17.15
Outstanding at June 30, 2021	127,796	$21.43
Vested at June 30, 2021	127,685	$21.43

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.1 million and ($0.2) million for the three months ended June 30, 2021 and 2020, respectively. The total fair value of the distributions from the Phantom Stock Plan was $2,000 and $7,000 for the three months ended June 30, 2021 and 2020, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.6 million and ($1.1) million for the six months ended June 30, 2021 and 2020, respectively. The total fair value of the distributions from the Phantom Stock Plan was $25,000 and $8,000 for the six months ended June 30, 2021 and 2020, respectively.

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Employee Pension Plan:
Interest cost	$128	$163	$256	$326
Amortization of actuarial loss	122	111	244	222
Expected return on plan assets	(274)	(257)	(548)	(514)
Net employee pension (benefit) expense	$(24)	$17	$(48)	$34

Outside Director Pension Plan:
Service cost	$4	$3	$8	$7
Interest cost	12	16	24	32
Amortization of actuarial gain	(5)	(13)	(10)	(27)
Amortization of past service liability	—	—	—	—
Net outside director pension expense	$11	$6	$22	$12

Other Postretirement Benefit Plans:
Service cost	$73	$68	$146	$137
Interest cost	58	65	116	130
Amortization of actuarial gain	16	—	16	—
Amortization of past service credit	(21)	(23)	(43)	(43)
Net other postretirement expense	$126	$110	$235	$224

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2020 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2021. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2021, the Company had contributed $72,000 to the Outside Director Pension Plan and $70,000 in contributions were made to the Other Postretirement Benefit Plans. As of June 30, 2021, the Company has not revised its expected contributions for the year ending December 31, 2021.

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2021, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.5 million and $49.8 million, respectively. At December 31, 2020, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.5 million and $43.1 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and six months ended June 30, 2021 and 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(In thousands)	2021	2020	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Mortgage-backed securities	$441	$505	$(1)	$(1)	$(2)	$2
Other securities	14,080	13,998	176	(182)	1	37
Borrowed funds	49,814	43,136	(5,528)	10,334	(6,988)	7,983
Net gain (loss) from fair value adjustments (1)(2)			$(5,353)	$10,151	$(6,989)	$8,022
(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($1.2) million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, from the change in the fair value of interest rate swaps.
(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $1.4 million and ($3.8) million for the six months ended June 30, 2021 and 2020, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2021 and December 31, 2020. The fair value of borrowed funds includes accrued interest payable of $0.1 million each at June 30, 2021 and December 31, 2020.

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

Level 1 – when quoted market prices are available in an active market. At June 30, 2021 and December 31, 2020, Level 1 included one mutual fund.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2021 and December 31, 2020, Level 2 included mortgage-backed securities, CLO’s, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2021 and December 31, 2020, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at June 30, 2021 and December 31, 2020:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2021	2020	2021	2020	2021	2020	2021	2020

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed Securities	$—	$—	$596,661	$404,460	$—	$—	$596,661	$404,460
Other securities	12,585	12,703	210,704	229,516	1,495	1,295	224,784	243,514
Interest rate swaps	—	—	6,998	1,319	—	—	6,998	1,319

Total assets	$12,585	$12,703	$814,363	$635,295	$1,495	$1,295	$828,443	$649,293

Liabilities:
Borrowings	$—	$—	$—	$—	$49,814	$43,136	$49,814	$43,136
Interest rate swaps	—	—	42,520	60,987	—	—	42,520	60,987

Total liabilities	$—	$—	$42,520	$60,987	$49,814	$43,136	$92,334	$104,123

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	June 30, 2021		June 30, 2020
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)

Beginning balance	$1,342	$44,712	$1,355	$45,126
Net (loss) gain from fair value adjustment of financial assets (1)	153	—	(285)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	5,528	—	(10,334)
Decrease in accrued interest receivable	—	—	(2)	—
Decrease in accrued interest payable	—	(3)	—	(61)
Change in unrealized gains included in other comprehensive income	—	(423)	—	839
Ending balance	$1,495	$49,814	$1,068	$35,570

Changes in unrealized gains held at period end	$—	2,973	—	2,223
(1)	Totals in the table above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

	For the six months ended
	June 30, 2021		June 30, 2020
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,295	$43,136	$1,332	$44,384
Net gain from fair value adjustment of financial assets (1)	200	—	(261)	—
Net loss from fair value adjustment of financial liabilities (1)	—	6,987	—	(7,983)
Decrease in accrued interest receivable	—	—	(3)	—
Increase (decrease) in accrued interest payable	—	(6)	—	(85)
Change in unrealized gains included in other comprehensive income	—	(303)	—	(746)
Ending balance	$1,495	$49,814	$1,068	$35,570

Changes in unrealized gains held at period end	$—	2,973	—	2,223

________________________________________

(1)Totals in the table above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

During the three and six months ended June 30, 2021 and 2020, there were no transfers between Levels 1, 2 and 3.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,495	Discounted cash flows	Discount rate	n/a	3.2%

Liabilities:

Junior subordinated debentures	$49,814	Discounted cash flows	Discount rate	n/a	3.2%

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,295	Discounted cash flows	Discount rate	n/a	4.2%

Liabilities:

Junior subordinated debentures	$43,136	Discounted cash flows	Discount rate	n/a	4.2%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2021 and December 31, 2020, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at June 30, 2021 and December 31, 2020:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2021	2020	2021	2020	2021	2020	2021	2020

	(In thousands)
Assets
Non-accrual loans	$—	$—	$—	$—	$10,105	$11,980	$10,105	$11,980

Total assets	$—	$—	$—	$—	$10,105	$11,980	$10,105	$11,980

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$8,865	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	12.0%

Non-accrual loans	$1,057	Discounted Cashflow	Discount Rate	4.3% to 5.5%	4.8%
			Probability of Default	35.0% to 50.0%	41.7%

Non-accrual loans	$183	Blended Income and Sales Approach	Adjustment to sales comparison value to reconcile differences between comparable sales	0.0% to 5.0%	2.5%
			Capitalization rate	8.3%	8.3%
			Probability of Default	15.0%	15.0%

	At December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,690	Sales approach	Reduction for planned expedited disposal	(100.0%) to 15.0%	6.8%

Non-accrual loans	$1,290	Discounted Cashflow	Discount Rate	4.3% to 5.5%	4.9%
			Probability of Default	20.0% to 35.0%	27.4%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020.

The methods and assumptions used to estimate fair value at June 30, 2021 and December 31, 2020 are as follows:

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

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$145,971	$145,971	$145,971	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,904	8,848	—	8,848	—
Other securities	49,986	53,598	—	—	53,598
Securities available for sale
Mortgage-backed securities	596,661	596,661	—	596,661	—
Other securities	224,784	224,784	12,585	210,704	1,495
Loans	6,718,806	6,702,618	—	—	6,702,618
FHLB-NY stock	41,630	41,630	—	41,630	—
Accrued interest receivable	43,803	43,803	2	1,705	42,096
Interest rate swaps	6,998	6,998	—	6,998	—

Liabilities:
Deposits	$6,357,020	$6,361,050	$5,336,405	$1,024,645	$—
Borrowings	971,827	973,198	—	923,384	49,814
Accrued interest payable	4,675	4,675	—	4,675	—
Interest rate swaps	42,520	42,520	—	42,520	—

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

11.     Derivative Financial Instruments

At June 30, 2021 and December 31, 2020, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for four purposes: 1) to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million, at June 30, 2021 and December 31, 2020; 2) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $310.9 million and $316.1 million at June 30, 2021 and December 31, 2020, respectively; 3) to facilitate risk management strategies for our loan customers with $231.4 million of swaps outstanding, which include $115.7 million with customers and $115.7 million with bank counterparties at June 30, 2021 and $125.6 million of swaps outstanding, which include $62.8 million with customers and $62.8 million with bank counterparties at December 31, 2020; and 4) to mitigate exposure to rising interest rates on certain short-term advances totaling $996.5 million and $1,021.5 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At June 30, 2021 and December 31, 2020, derivatives with a combined notional amount of $249.4 million and $143.6 million, respectively, were not designated as hedges. At June 30, 2021 and December 31, 2020, derivatives with a combined notional amount of $310.9 million and $316.1 million, respectively, were designated as fair value hedges. At June 30, 2021 and December 31, 2020, derivatives with a combined notional amount of $996.5 million and $1,021.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended June 30, 2021 and 2020, $2.6 million and $0.2 million, respectively, were reclassified from accumulated other comprehensive loss to

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) is $10.5 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	June 30, 2021		December 31, 2020
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)

	(In thousands)
Interest rate swaps (non-hedge)	$115,681	$3,241	$62,779	$1,319
Interest rate swaps (cash flow hedge)	355,000	3,757	—	—
Interest rate swaps (fair value hedge)	310,939	(17,858)	316,051	(28,689)
Interest rate swaps (cash flow hedge)	641,500	(17,165)	1,021,500	(25,300)
Interest rate swaps (non-hedge)	133,681	(7,497)	80,779	(6,998)
Total derivatives	$1,556,801	$(35,522)	$1,481,109	$(59,668)
(1)Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the six months ended
		June 30,		June 30,
(In thousands)	Affected Line Item in the Statement Where Net income is Presented	2021	2020	2021	2020
Financial Derivatives:
	Other interest expense	$(138)	$(101)	$(272)	$(166)
	Net gain (loss) from fair value adjustments	(1,195)	54	1,423	(3,810)
Interest rate swaps (non-hedge)		(1,333)	(47)	1,151	(3,976)

Interest rate swaps (fair value hedge)	Interest and fees on loans	(2,062)	(1,456)	(2,025)	(3,705)

Interest rate swaps (cash flow hedge)	Other interest expense	(2,619)	(1,156)	(5,205)	(1,546)

Net loss		$(6,014)	$(2,659)	$(6,079)	$(9,227)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

June 30, 2021
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$6,998	$—	$6,998	$—	$—	$6,998

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$42,520	$—	$42,520	$—	$41,817	$703

December 31, 2020
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$1,319	$—	$1,319	$—	$—	$1,319

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$60,987	$—	$60,987	$99	$63,517	$(2,629)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended June 30, 2021
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(927)	$(9,723)	$(1,818)	$1,765	$(10,703)

Other comprehensive income before reclassifications, net of tax	1,497	(1,267)	—	276	506

Amounts reclassified from accumulated other comprehensive income, net of tax	(85)	1,788	77	—	1,780

Net current period other comprehensive income, net of tax	1,412	521	77	276	2,286

Ending balance, net of tax	$485	$(9,202)	$(1,741)	$2,041	$(8,417)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended June 30, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(14,159)	$(19,468)	$(930)	$2,117	$(32,440)

Other comprehensive income before reclassifications, net of tax	11,414	(2,404)	—	(580)	8,430

Amounts reclassified from accumulated other comprehensive income, net of tax	37	399	52	—	488

Net current period other comprehensive income (loss), net of tax	11,451	(2,005)	52	(580)	8,918

Ending balance, net of tax	$(2,708)	$(21,473)	$(878)	$1,537	$(23,522)

	For the six months ended June 30, 2021
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

Other comprehensive income before reclassifications, net of tax	(720)	4,706	—	192	4,178

Amounts reclassified from accumulated other comprehensive income, net of tax	(85)	3,613	143	—	3,671

Net current period other comprehensive income (loss), net of tax	(805)	8,319	143	192	7,849

Ending balance, net of tax	$485	$(9,202)	$(1,741)	$2,041	$(8,417)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

Other comprehensive income before reclassifications, net of tax	1,212	(16,152)	—	516	(14,424)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	62	542	105	—	709

Net current period other comprehensive income, net of tax	1,274	(15,610)	105	516	(13,715)

Ending balance, net of tax	$(2,708)	$(21,473)	$(878)	$1,537	$(23,522)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended June 30, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized gains on available for sale securities	$123		Net gains on sale of securities
	(38)		Provision for income taxes
	$85		Net of tax
Cash flow hedges:
Interest rate swaps	$(2,605)		Other interest expense
	817		Provision for income taxes
	$(1,788)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(133)	(1)	Other operating expense
Prior service credits	21	(1)	Other operating expense
	(112)		Total before tax
	35		Provision for income taxes
	$(77)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended June 30, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$(54)		Net loss on sale of securities
	17		Provision for income taxes
	$(37)		Net of tax

Cash flow hedges:
Interest rate swaps	$(581)		Other interest expense
	182		Provision for income taxes
	$(399)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(98)	(1)	Other operating expense
Prior service credits	23	(1)	Other operating expense
	(75)		Total before tax
	23		Provision for income taxes
	$(52)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 (“Pension and Other Postretirement Benefit Plans”) for additional information.

For the six months ended June 30, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized gains on available for sale securities	$123		Net gains on sale of securities
	(38)		Provision for income taxes
	$85		Net of tax
Cash flow hedges:
Interest rate swaps	$(5,242)		Other interest expense
	1,629		Tax benefit
	$(3,613)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(250)	(1)	Other operating expense
Prior service credits	43	(1)	Other operating expense
	(207)		Total before tax
	64		Provision for income taxes
	$(143)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$(91)		Net loss on sale of securities
	29		Provision for income taxes
	$(62)		Net of tax

Cash flow hedges:
Interest rate swaps	$(789)		Other interest expense
	247		Provision for income taxes
	$(542)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(195)	(1)	Other operating expense
Prior service credits	43	(1)	Other operating expense
	(152)		Total before tax
	47		Provision for income taxes
	$(105)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 (“Pension and Other Postretirement Benefit Plans”) for additional information.

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of June 30, 2021, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank at June 30, 2021 and December 31, 2020 was 4.88% and 4.30%, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$778,707	9.49%	$733,010	9.27%
Requirement to be well capitalized	410,271	5.00	395,510	5.00
Excess	368,436	4.49	337,500	4.27

Common Equity Tier I risk-based capital:
Capital level	$778,707	12.27%	$733,010	11.65%
Requirement to be well capitalized	412,598	6.50	408,929	6.50
Excess	366,109	5.77	324,081	5.15

Tier 1 risk-based capital:
Capital level	$778,707	12.27%	$733,010	11.65%
Requirement to be well capitalized	507,813	8.00	503,297	8.00
Excess	270,894	4.27	229,713	3.65

Total risk-based capital:
Capital level	$817,410	12.88%	$773,807	12.30%
Requirement to be well capitalized	634,767	10.00	629,121	10.00
Excess	182,643	2.88	144,686	2.30

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2021, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at June 30, 2021 and December 31, 2020 was 4.98% and 4.54%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$697,591	8.50%	$662,987	8.38%
Requirement to be well capitalized	410,118	5.00	395,439	5.00
Excess	287,473	3.50	267,548	3.38

Common Equity Tier I risk-based capital:
Capital level	$649,367	10.24%	$621,247	9.88%
Requirement to be well capitalized	412,365	6.50	408,694	6.50
Excess	237,002	3.74	212,553	3.38

Tier 1 risk-based capital:
Capital level	$697,591	11.00%	$662,987	10.54%
Requirement to be well capitalized	507,526	8.00	503,008	8.00
Excess	190,065	3.00	159,979	2.54

Total risk-based capital:
Capital level	$823,494	12.98%	$794,034	12.63%
Requirement to be well capitalized	634,408	10.00	628,760	10.00
Excess	189,086	2.98	165,274	2.63

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

Impact of COVID-19

Update

In response to the novel Coronavirus Disease 2019 (“COVID-19”), the Company is actively assisting customers by providing modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to thirty months. At June 30, 2021, we had 69 active forbearances for loans with an aggregate outstanding loan balance of approximately $245.8 million resulting in total deferment of $16.2 million in principal, interest and escrow, down from 134 active forbearances for loans with an aggregate outstanding loan balance of $364.4 million at December 31, 2020. Given the pandemic and current economic environment, we continue to work with our customers to modify loans although the pace of requests slowed down. The Company actively participated in the Paycheck Protection Program (“PPP”), under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), closing $138.7 million of these loans during the three months ended June 30, 2021 , with $69.2  million in PPP loans forgiven by the SBA during the same time period. We are also a participant in the Main Street Lending Program in order to assist customers. Pursuant to the CARES Act and later modified by Consolidated Appropriations Act, certain loan modifications are not classified as “troubled debt restructuring” (“TDR”), if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms until the completion of the deferred period. Once the deferred period is over, the borrower will resume making payment and normal delinquency-based non-accrual policies will apply.

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

For the three months ended June 30, 2021, we reported net income of $19.3 million, or $0.61 per diluted common share, an increase of $0.2 million, or $0.01 per diluted common share from March 31, 2021. During the three months ended June

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

30, 2021, we produced record net interest income for the fifth consecutive quarter totaling $61.0 million. The record results were achieved primarily through growth in net-interest earning assets and a reduction in the cost of funds, partially offset by an increase in net losses from qualifying hedges.

During the three months ended June 30, 2021, the yield on interest-earning assets decreased eight basis points, while the cost of interest-bearing liabilities decreased three basis points from the three months ended March 31, 2021, which resulted in a decrease of four basis points in net interest margin to 3.14% from 3.18% for the three months ended March 31, 2021. Excluding net gains/losses from qualifying hedges and purchase accounting adjustments, the net interest margin increased eight basis points to 3.14% for the three months ended June 30, 2021 from 3.06% for the three months ended March 31, 2021.

Our loan portfolio is 85% collateralized by real estate with an average loan to value of less than 40%. We have a long history and foundation built upon disciplined underwriting, good credit quality and a resilient seasoned loan portfolio with strong asset protection. The average loan-to-value on our non-performing real estate loans at June 30, 2021 remained conservative at approximately 30.4%. At June 30 2021, our ACL - loans stands at 64 basis points of gross loans and 243% of non-performing loans. Non-performing assets at the end of the quarter were 22 basis points of total assets.

The Bank and Company remain well capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

General. Net income for the three months ended June 30, 2021 was $19.3 million, an increase of $1.0 million from $18.3 million for the three months ended June 30, 2020. Diluted earnings per common share were $0.61 for the three months ended June 30, 2021, a decrease of $0.02 from $0.63 for the three months ended June 30, 2020.

Return on average equity decreased to 11.95% for the three months ended June 30, 2021 from 13.11% for the three months ended June 30, 2020. Return on average assets decreased to 0.93% for the three months ended June 30, 2021 from 1.01% for the three months ended June 30, 2020.

Interest Income. Interest and dividend income increased $7.0 million, or 10.8%, to $71.7 million for the three months ended June 30, 2021 from $64.8 million for the three months ended June 30, 2020. The increase in interest income was primarily attributable to an increase of $980.3 million in the average balance of interest-earning assets to $7,790.2 million for the three months ended June 30, 2021 from $6,809.8 million for the comparable prior year period, partially offset by a decrease in the yield of average interest earning assets of 12 basis points. The increase in the average balance was primarily driven by the acquisition of Empire Bancorp, Inc. (“Empire”) in the fourth quarter of 2020 coupled with organic growth throughout 2020. The decrease in the yield on interest-earning assets was primarily due to the decrease of 47 basis points in the yield of taxable securities. The decrease in the yield of taxable securities was primarily due to higher yielding securities paying down and being replaced by lower yielding securities. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, decreased 11 basis points to 3.94% for the three months ended June 30, 2021 from 4.05% for the three months ended June 30, 2020.

Interest Expense. Interest expense decreased $5.4 million, or 33.3%, to $10.7 million for the three months ended June 30, 2021 from $16.1 million for the three months ended June 30, 2020. The decrease in interest expense was primarily due to a decrease of 43 basis points in the average cost of interest-bearing liabilities to 0.66% for the three months ended June 30, 2021 from 1.09% for the three months ended June 30, 2020, partially offset by an increase of $620.1 million in the average balance of interest-bearing liabilities to $6,532.9 million for the three months ended June 30, 2021 from $5,912.8 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s response to the Federal Reserve lowering rates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the three months ended June 30, 2021 was $61.0 million, an increase of $12.3 million, or 25.3%, from $48.7 million for the three months ended June 30, 2020. The increase in net interest income was primarily due to an increase of 27 basis points in the net interest margin to 3.14% for the quarter ended June 30, 2021 compared to 2.87% for the quarter ended June 30, 2020, coupled with net interest-earning assets growing $360.2 million to $1,257.3 million during the same period. Included in net interest income was prepayment penalty income from loans totaling $2.2 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, net losses from fair value adjustments on qualifying hedges totaling $0.7 million and $0.4 million for three months ended June 30, 2021 and 2020, respectively, and purchase accounting income adjustments of $0.6 million for the three months ended June 30, 2021. Excluding all of these items and other immaterial items, the net interest margin for the three months ended June 30, 2021 was 3.04%, an increase of 19 basis points, from to 2.85% for the three months ended June 30, 2020.

(Benefit) Provision for Credit Losses. During the three months ended June 30, 2021, a benefit for credit losses was recorded totaling $1.6 million, compared to a provision of $9.6 million for the three months ended June 30, 2020. The benefit recorded during the three months ended June 30, 2021 was driven by the improving conditions of economy. During the six months ended June 30, 2021, non-accrual loans decreased $0.9 million to $17.4 million from $18.3 million at December 31, 2020. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.4% at June 30, 2021. The Bank continues to maintain conservative underwriting standards.

Non-Interest (Loss) Income. Non-interest loss for the three months ended June 30, 2021 was $3.2 million, a decrease of $16.9 million from income of $13.7 million recorded in the prior year comparable period. The decrease was primarily due to a decrease in net gains from fair value adjustments totaling $16.8 million.

Non-Interest Expense. Non-interest expense for the three months ended June 30, 2021 was $34.0 million, an increase of $5.3 million, or 18.3%, from $28.8 million for the three months ended June 30, 2020. The increase in non-interest expense was primarily due to the growth of the Company, which includes the impact of the acquisition of Empire.

Income before Income Taxes. Income before income taxes for the three months ended June 30, 2020 was $25.4 million, an increase of $1.3 million, or 5.5%, from $24.1 million for the three months ended June 30, 2020 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $6.2 million for the three months ended June 30, 2021, an increase of $0.4 million, or 6.0%, from $5.8 million for the three months ended June 30, 2020. The increase was primarily due to an increase in income before income taxes. The effective tax rate for three months ended June 30, 2021 was 24.2% compared to 24.1% for the three months ended June 30, 2020.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

General. Net income for the six months ended June 30, 2021 was $38.3 million, an increase of $21.4 million, or 126.9%, from $16.9 million for the six months ended June 30, 2020. Diluted earnings per common share were $1.21 for the six months ended June 30, 2021, an increase of $0.63, or 108.6%, from $0.58 for the six months ended June 30, 2020.

Return on average equity increased to 12.11% for the six months ended June 30, 2021 from 5.95% for the six months ended June 30, 2020. Return on average assets increased to 0.93% for the six months ended June 30, 2021 from 0.47% for the six months ended June 30, 2020.

Interest Income. Interest and dividend income increased $12.4 million, or 9.5%, to $143.9 million for the six months ended June 30, 2021 from $131.4 million for the six months ended June 30, 2020. The increase in interest income was primarily attributable to an increase of $964.2 million in the average balance of interest-earning assets to $7,729.0 million for the six months ended June 30, 2021 from $6,764.8 million for the comparable prior year period, partially offset by a decrease in the yield of average interest earning assets of 16 basis points. The increase in the average balance was primarily driven by the acquisition of Empire in the fourth quarter of 2020 coupled with organic growth through out 2020. The decrease in the yield on interest-earning assets was primarily due to decreases of five basis points and 77 basis points in

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

the yield of total loans and taxable securities, respectively. The decrease in the yield on the total loans, net, was primarily due to loans being both originated and repriced at lower rates. The decrease in the yield of securities was primarily due to higher yielding securities paying down and being replaced by lower yielding securities. Excluding prepayment penalty income from loans, net recoveries/(reversals) of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, decreased 22 basis points to 3.94% for the six months ended June 30, 2021 from 4.16% for the six months ended June 30, 2020.

Interest Expense. Interest expense decreased $20.0 million, or 47.6%, to $21.9 million for the six months ended June 30, 2021 from $41.9 million for the six months ended June 30, 2020. The decrease in interest expense was primarily due to a decrease of 74 basis points in the average cost of interest-bearing liabilities to 0.67% for the six months ended June 30, 2021 from 1.41% for the six months ended June 30, 2020, partially offset by an increase of $573.2 million in the average balance of interest-bearing liabilities to $6,505.5 million for the six months ended June 30, 2021 from $5,932.4 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s quick response to the Federal Reserve lowering rates.

Net Interest Income. Net interest income for the six months ended June 30, 2021 was $121.9 million, an increase of $32.4 million, or 36.2%, from $89.5 million for the six months ended June 30, 2020. The increase in net interest income was primarily due to an increase of $391.0 million in net interest-earning assets to $1,223.5 million for the six months ended June 30, 2021 from $832.5 million for the comparable prior year period, coupled with a 50 basis point increase in the net interest margin to 3.16% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Included in net interest income was prepayment penalty income from loans totaling $3.2 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively, net (reversals)/ recovered interest from non-accrual loans totaling ($0.2) million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, net gains (losses) from fair value adjustments on qualifying hedges totaling $0.8 million and ($2.4) million for six months ended June 30, 2021 and 2020, respectively, and purchase accounting income adjustments of $1.5 million for the six months ended June 30, 2021. Excluding all of these items, the net interest margin for the six months ended June 30, 2021 was 3.02%, an increase of 35 basis points, from to 2.67% for the six months ended June 30, 2020.

Provision for Credit Losses. During the six months ended June 30, 2021, a provision for credit losses was recorded totaling $1.2 million, compared to $16.8 million for the six months ended June 30, 2020. The provision recorded during the six months ended June 30, 2021 was driven by the charge-off of the remaining taxi medallion portfolio totaling $2.8 million, partially offset by improving conditions of economy. During the six months ended June 30, 2021, non-accrual loans decreased $0.9 million to $17.4 million from $18.3 million at December 31, 2020. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.4% at June 30, 2021. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the six months ended June 30, 2021 was $3.1 million, a decrease of $7.8 million from the prior year comparable period. The decrease was primarily due to a decrease in net gains from fair value adjustments totaling $9.8 million coupled with $0.7 million in gain from life insurance for the six months ended June 30, 2020, partially offset with $1.7 million in customer loan swap fee income and a $0.6 million net gain from the disposition of assets during the six months ended June 30, 2021.

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2021 was $72.2 million, an increase of $11.0 million, or 18.1%, from $61.1 million for the six months ended June 30, 2020. The increase in non-interest expense was primarily due to the growth of the Company, which includes the impact of the acquisition of Empire.

Income before Income Taxes. Income before income taxes increased $29.2 million, to $51.6 million for the six months ended June 30, 2021 from $22.5 million for the six months ended June 30, 2020 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $13.3 million for the six months ended June 30, 2021, an increase of $7.7 million from $5.6 million for the six months ended June 30, 2020. The increase was primarily due to an increase in income before income taxes. The effective tax rate for six months ended June 30, 2021 was 25.8% compared

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

to 24.9% for the six months ended June 30, 2020. The increase in the effective tax rate for the six months ended June 30, 2021, reflects the discontinuation of New York State and New York City tax benefits provided by the Company’s subsidiary, Flushing Preferred Funding Corporation. Due to regulations, the benefit is not available to banks with average assets of greater than $8.0 billion. Flushing Preferred Funding Corporation was dissolved as of June 30, 2021.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2021 were $8,159.3 million, an increase of $183.0 million, or 2.3%, from $7,976.4 million at December 31, 2020. Total loans, net increased $16.6 million, or 0.2%, during the six months ended June 30, 2021, to $6,676.1 million from $6,659.5 million at December 31, 2020. Loan originations and purchases were $647.3 million for the six months ended June 30, 2021, an increase of $114.8 million, or 21.6%, from $532.5 million for the six months ended June 30, 2020. In order to support our customers during this COVID-19 pandemic, we have originated $138.7 million of PPP loans during the six months ended June 30, 2021. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $432.6 million at June 30, 2021, compared to $354.6 million at December 31, 2020.

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2021	2020	2021	2020
Multi-family residential (1)	$66,913	$59,654	$125,466	$126,972
Commercial real estate (2)	37,963	8,003	55,119	107,574
One-to-four family – mixed-use property	7,135	8,117	15,847	21,572
One-to-four family – residential (3)	59,494	2,674	62,625	11,087
Co-operative apartments	—	—	—	704
Construction (4)	5,281	2,821	12,404	9,570
Small Business Administration (5)	17,585	93,241	142,678	93,298
Commercial business and other (6)	130,036	59,287	233,154	161,735
Total	$324,407	$233,797	$647,293	$532,512
(1)	Includes purchases of $3.1 million for the six months ended June 30, 2020.
(2)	Includes purchases of $30.0 million for the six months ended June 30, 2020.
(3)	Includes purchases of $58.0 million for the three and six months ended June 30, 2021.
(4)	Includes purchases of $3.6 million and $43,000 for the three months ended June 30, 2021 and 2020, respectively. Includes purchases of $6.9 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively.
(5)	Includes $15.5 million and $93.2 million of SBA PPP loans for the three months ended June 30, 2021 and 2020, respectively. Includes $138.7 million and $93.2 million of SBA PPP loans for the six months ended June 30, 2021 and 2020, respectively.
(6)	Includes purchases of $43.2 million and $35 million for the three months ended June 30, 2021 and 2020, respectively. Includes purchases of $65.8 million and $75.7 million for the six months ended June 30, 2021 and 2020, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the six months ended June 30, 2021 had an average loan-to-value ratio of 46.7% and an average debt coverage ratio of 175%.

The Bank’s non-performing assets totaled $17.6 million at June 30, 2021, a decrease of $3.5 million, or 16.7%, from $21.1 million at December 31, 2020. Total non-performing assets as a percentage of total assets were 0.22% at June 30, 2021 and 0.26% at December 31, 2020. The ratio of ACL - loans to total non-performing loans was 242.6% at June 30, 2021 and 214.3% at December 31, 2020.

During the six months ended June 30, 2021, mortgage-backed securities increased $192.2 million, or 46.6%, to $604.6 million from $412.4 million at December 31, 2020. The increase in mortgage-backed securities during the six months ended June 30, 2021 was primarily due to the purchase of securities totaling $290.6 million at an average rate of 1.28%,

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

partially offset by maturities and principal repayments of securities totaling $88.4 million, and the decline in the fair value of the securities totaling $8.6 million.

During the six months ended June 30, 2021, other securities, decreased $18.7 million, or 6.4%, to $274.8 million from $293.4 million at December 31, 2020. The decrease in other securities during the six months ended June 30, 2021, was primarily due to maturities, sales and calls totaling $213.5 million, partially offset by purchases of $187.4 million at an average rate of 0.34% and an increase in the fair value of other securities of $7.4 million. At June 30, 2021 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLO’s.

Liabilities. Total liabilities were $7,504.2 million at June 30, 2021, an increase of $146.8 million, or 2.0%, from $7,357.4 million at December 31, 2020. During the six months ended June 30, 2021, due to depositors increased $208.1 million, or 3.4%, to $6,298.8 million due to an increase of $325.8 million in non-maturity deposits, partially offset by a decrease of $117.7 million in certificates of deposit. The decrease in certificates of deposit was due to management’s decision to allow these deposits to mature and replace with lower cost funding. The increase in non-maturity deposits was due to increases of $374.8 million and $166.8 million in money market accounts and demand deposits accounts, respectively, partially offset by a decrease of $200.6 million and $15.3 million in NOW accounts and savings accounts, respectively. Included in deposits were brokered deposits totaling $494.7 million, a decrease of $579.4 million from $1,074.1 million at December 31, 2020.  Borrowed funds decreased $49.1 million during the six months ended June 30, 2021.

Equity. Total stockholders’ equity increased $36.2 million, or 5.8%, to $655.2 million at June 30, 2021 from $619.0 million at December 31, 2020. Stockholders’ equity increased due to net income totaling $38.3 million, an increase in accumulated other comprehensive income of $7.8 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $3.3 million. These increases were partially offset by declaration and payment of dividends on the Company’s common stock of $0.42 per common share totaling $13.3 million. Book value per common share improved to $21.16 at June 30, 2021 compared to $20.11 at December 31, 2020.

Cash flow. During the six months ended June 30, 2021, funds provided by the Company’s operating and financing activities amounted to $36.0 million and $150.4 million, respectively. These funds were utilized to fund $197.8 million used in investing activities. The Company’s primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the six months ended June 30, 2021, the net total of loan purchases less loan repayments and sales was $22.2 million. During the six months ended June 30, 2021, the Company also funded $478.2 million in purchases of securities available for sale. During the six months ended June 30, 2021, funds were provided by sales, calls, prepayments and maturities of available for sale securities totaling $302.3 million. During the six months ended June 30, 2021, funds were provided by increases in deposits and short term borrowings totaling of $370.7 million. The funds were used to repay $205.6 million in long-term borrowings. The Company also used funds of $13.3 million for dividend payments and $1.4 million in purchases of treasury stock during the six months ended June 30, 2021.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Asset Liability Committee of the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up 200 basis points or down 100 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2021. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2021, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2021:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-100 Basis points	2.32%	(14.45)%	9.20%
Base interest rate	—	—	10.91
+100 Basis points	(7.02)	(3.29)	10.80
+200 Basis points	(14.08)	(7.45)	10.58

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2021				2020
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,130,400	$52,987	4.13%		$4,762,068	$49,719	4.18%
Other loans, net	1,556,488	15,012	3.86		1,184,344	10,838	3.66
Total loans, net (1) (2)	6,686,888	67,999	4.07		5,946,412	60,557	4.07
Taxable securities:
Mortgage-backed securities	578,134	2,233	1.54		465,365	2,327	2.00
Other securities	232,020	1,037	1.79		243,867	1,358	2.23
Total taxable securities	810,154	3,270	1.61		709,232	3,685	2.08
Tax-exempt securities: (3)
Other securities	50,830	535	4.21		60,280	643	4.27
Total tax-exempt securities	50,830	535	4.21		60,280	643	4.27
Interest-earning deposits and federal funds sold	242,302	51	0.08		93,911	22	0.09
Total interest-earning assets	7,790,174	71,855	3.69		6,809,835	64,907	3.81
Other assets	473,379				396,224
Total assets	$8,263,553				$7,206,059
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$153,113	66	0.17		$188,587	74	0.16
NOW accounts	2,255,581	1,499	0.27		1,440,147	2,099	0.58
Money market accounts	2,043,257	2,060	0.40		1,580,652	3,208	0.81
Certificate of deposit accounts	1,043,985	1,913	0.73		1,185,842	4,564	1.54
Total due to depositors	5,495,936	5,538	0.40		4,395,228	9,945	0.91
Mortgagors' escrow accounts	91,545	1	—		87,058	26	0.12
Total deposits	5,587,481	5,539	0.40		4,482,286	9,971	0.89
Borrowed funds	945,410	5,164	2.18		1,430,488	6,084	1.70
Total interest-bearing liabilities	6,532,891	10,703	0.66		5,912,774	16,055	1.09
Non-interest-bearing deposits	923,220				560,637
Other liabilities	162,752				175,234
Total liabilities	7,618,863				6,648,645
Equity	644,690				557,414
Total liabilities and equity	$8,263,553				$7,206,059
Net interest income / net interest rate spread (tax equivalent) (3)		$61,152	3.03%			$48,852	2.72%
Net interest-earning assets / net interest margin(tax equivalent)	$1,257,283		3.14%		$897,061		2.87%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.15	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively.
(2)	Loan interest income includes net losses from fair value adjustments on qualifying hedges of $0.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million in each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the six months ended June 30,
	2021				2020
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,143,117	$108,206	4.21%		$4,729,800	$99,131	4.19%
Other loans, net	1,550,527	28,814	3.72		1,140,840	22,535	3.95
Total loans, net (1) (2)	6,693,644	137,020	4.09		5,870,640	121,666	4.14
Taxable securities:
Mortgage-backed securities	506,424	3,931	1.55		486,638	5,367	2.21
Other securities	266,234	2,000	1.50		243,796	3,055	2.51
Total taxable securities	772,658	5,931	1.54		730,434	8,422	2.31
Tax-exempt securities: (3)
Other securities	50,829	1,065	4.19		61,908	1,319	4.26
Total tax-exempt securities	50,829	1,065	4.19		61,908	1,319	4.26
Interest-earning deposits and federal funds sold	211,904	87	0.08		101,864	312	0.61
Total interest-earning assets	7,729,035	144,103	3.73		6,764,846	131,719	3.89
Other assets	476,919				391,683
Total assets	$8,205,954				$7,156,529
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$161,549	141	0.17		$191,307	355	0.37
NOW accounts	2,220,677	3,205	0.29		1,429,943	6,747	0.94
Money market accounts	1,974,781	4,160	0.42		1,639,217	10,250	1.25
Certificate of deposit accounts	1,073,151	4,135	0.77		1,226,544	11,331	1.85
Total due to depositors	5,430,158	11,641	0.43		4,487,011	28,683	1.28
Mortgagors' escrow accounts	78,531	3	0.01		76,281	66	0.17
Total deposits	5,508,689	11,644	0.42		4,563,292	28,749	1.26
Borrowed funds	996,845	10,304	2.07		1,369,058	13,150	1.92
Total interest-bearing liabilities	6,505,534	21,948	0.67		5,932,350	41,899	1.41
Non-interest-bearing deposits	889,821				505,199
Other liabilities	178,361				151,974
Total liabilities	7,573,716				6,589,523
Equity	632,228				567,006
Total liabilities and equity	$8,205,944				$7,156,529
Net interest income / net interest rate spread (tax equivalent) (3)		$122,155	3.06%			$89,820	2.48%
Net interest-earning assets / net interest margin(tax equivalent)	$1,223,501		3.16%		$832,496		2.66%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.14	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $4.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $0.8 million and ($2.4) million for the six months ended June 30, 2021 and 2020, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020.

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

	For the six months ended June 30,
(In thousands)	2021	2020

Mortgage Loans
At beginning of period	$5,228,271	$4,677,703

Mortgage loans originated:
Multi-family residential	125,466	123,844
Commercial real estate	55,119	77,569
One-to-four family – mixed-use property	15,847	21,572
One-to-four family – residential	4,673	11,087
Co-operative apartments	—	704
Construction	5,468	6,132
Total mortgage loans originated	206,573	240,908

Mortgage loans purchased:
Multi-family residential	—	3,128
Commercial real estate	—	30,005
One-to-four family - mixed-use property	—	—
One-to-four family - residential	57,952	—
Construction	6,936	3,438
Total mortgage loans purchased	64,888	36,571

Less:
Principal and other reductions	271,294	169,097
Sales	17,846	498
Charge-offs	139	3
At end of period	$5,210,453	$4,785,584

Non-Mortgage Loans
At beginning of period	$1,473,358	$1,079,232
Other loans originated:
Small Business Administration (1)	142,678	93,298
Commercial business	164,166	83,500
Other	3,170	2,561
Total other loans originated	310,014	179,359

Other loans purchased:
Commercial business	65,818	75,674
Total other loans purchased	65,818	75,674

Less:
Principal and other reductions	338,537	148,274
Charge-offs	3,969	2,286
At end of period	$1,506,684	$1,183,705

(1)	Includes SBA PPP originations totaling $138.7 million and $93.2 million for the six months ended June 30, 2021 and 2020, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	June 30,	December 31,
(In thousands)	2021	2020
Accrual Status:
Multi-family residential	$1,673	$1,700
Commercial real estate	7,583	7,702
One-to-four family - mixed-use property	1,414	1,459
One-to-four family - residential	497	507
Commercial business and other	1,868	1,588
Total	13,035	12,956

Non-Accrual Status:
One-to-four family - mixed-use property	268	272
Commercial business and other	2,239	2,243
Taxi medallion	—	440
Total	2,507	2,955

Total performing troubled debt restructured	$15,542	$15,911

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at the period indicated:

	June 30,	December 31,
(In thousands)	2021	2020

Loans 90 days or more past due and still accruing:
Multi-family residential	$201	$201
Commercial real estate	—	2,547
Total	201	2,748
Non-accrual loans:
Multi-family residential	4,669	2,524
Commercial real estate	8	1,683
One-to-four family - mixed-use property (1)	2,309	1,366
One-to-four family - residential	6,940	5,854
Small business administration	976	1,151
Taxi medallion(1)	—	2,317
Commercial Business and other (1)	2,489	3,430
Total	17,391	18,325
Total non-performing loans	17,592	21,073
Other non-performing assets:
Other assets acquired through foreclosure	—	35
Total	—	35
Total non-performing assets	$17,592	$21,108

Non-performing assets to total assets	0.22%	0.26%
ACL - loans to non-performing loans	242.55%	214.27%

(1) Not included in the above analysis are non-accrual performing TDR mixed-use property loans totaling $0.3 million at June 30, 2021 and December 31, 2020; non-accrual performing TDR taxi medallion loans totaling $0.4 million at December 31, 2020 and non-accrual performing TDR commercial business loans totaling $2.2 million at June 30, 2021 and December 31, 2020.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at June 30, 2021 and December 31, 2020. The Company did not hold any criticized or classified investment securities at June 30, 2021 and December 31, 2020. Our total Criticized and Classified assets were $68.5 million at June 30, 2021, a decrease of $3.2 million from $71.7 million at December 31, 2020.

Included within net loans as of June 30, 2021 and December 31, 2020 were $9.3 million and $5.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	At or for the six months ended June 30,
(Dollars in thousands)	2021	2020

Balance at beginning of period	$45,153	$21,751
Loans- CECL Adoption	—	379
Loans- Charge-off	(4,108)	(2,289)
Loans- Recovery	341	133
Loans- Provision	1,284	16,736
ACL - loans	$42,670	$36,710

Balance at beginning of period	$907	$—
HTM Securities- CECL Adoption	—	340
HTM Securities- Provision (Benefit)	(63)	62
ACL - HTM Securities	$844	$402

Balance at beginning of period	$1,815	$—
Off-Balance Sheet - CECL Adoption	—	553
Off-Balance Sheet- Provision (Benefit)	(245)	711
ACL - Off-Balance Sheet	$1,570	$1,264

Allowance for Credit Losses	$45,084	$38,376

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	At or for the six months ended June 30,
(Dollars in thousands)	2021	2020

Balance at beginning of period	$45,153	$21,751
CECL Adoption	—	379
Provision for credit losses on loans	1,284	16,736

Loans charged-off:
Multi-family residential	(43)	—
Commercial real estate	(64)	—
One-to-four family - mixed-use property	(32)	(3)
Small Business Administration	—	(178)
Taxi medallion	(2,758)	—
Commercial business and other	(1,211)	(2,108)
Total loans charged-off	(4,108)	(2,289)

Recoveries:
Multi-family residential	10	13
One-to-four family - mixed-use property	10	78
One-to-four family - residential	7	8
Small Business Administration	19	20
Taxi medallion	222	—
Commercial business and other	73	14
Total recoveries	341	133

Net charge-offs	(3,767)	(2,156)
Balance at end of period	$42,670	$36,710

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.07%
Ratio of ACL - loans to gross loans at end of period	0.64%	0.61%
Ratio of ACL - loans to non-performing assets at end of period	0.22%	179.68%
Ratio of ACL - loans to non-performing loans at end of period	242.55%	181.85%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the six months ended June 30, 2021:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2021	—	$—	—	284,806
May 1 to May 31, 2021	—	—	—	284,806
June 1 to June 30, 2021	—	—	—	284,806
Total	—	—	—

During the quarter ended June 30, 2021, the Company did not repurchase any shares of the Company’s common stock. On June 30, 2021, 284,806 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

10.1	Amended Flushing Financial Corporation 2014 Omnibus Plan (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (7)
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

10.1	Amended Flushing Financial Corporation 2014 Omnibus Plan (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	August 4, 2021	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	August 4, 2021	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer