Form 10-Q
period 2021-09-30
FLUSHING FINANCIAL CORP
filed 2021-11-05
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2021 was 30,676,195.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

Item 1.   Financial Statements

	September 30,	December 31,
	2021	2020
	(Unaudited)

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$178,598	$157,388
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $5,663 and $5,853 at September 30, 2021 and December 31, 2020, respectively; fair value of $8,698 and $8,991 at September 30, 2021 and December 31, 2020, respectively)	7,899	7,914
Other securities, net of allowance for credit losses of $843 and $907 at September 30, 2021 and December 31, 2020, respectively, (none pledged; fair value of $52,753 and $54,538 at September 30, 2021 and December 31, 2020, respectively)	49,989	49,918
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $233,695 and $264,968 at September 30, 2021 and December 31, 2020, respectively; $412 and $505 at fair value pursuant to the fair value option at September 30, 2021 and December 31, 2020, respectively)	584,145	404,460
Other securities (none pledged and $6,453 at September 30, 2021 and December 31, 2020, respectively; $14,120 and $13,998 at fair value pursuant to the fair value option at September 30, 2021 and December 31, 2020, respectively)	212,654	243,514
Loans:
Multi-family residential	2,498,980	2,533,952
Commercial real estate	1,745,855	1,754,754
One-to-four family - mixed-use property	579,100	602,981
One-to-four family - residential	280,343	245,211
Co-operative apartments	7,804	8,051
Construction	71,464	83,322
Small Business Administration	148,855	167,376
Taxi medallion	—	2,757
Commercial business and other	1,294,688	1,303,225
Net unamortized premiums and unearned loan fees	3,265	3,045
Allowance for Credit losses - Loans	(36,363)	(45,153)
Net loans	6,593,991	6,659,521
Interest and dividends receivable	40,912	44,041
Bank premises and equipment, net	24,018	28,179
Federal Home Loan Bank of New York stock, at cost	36,158	43,439
Bank owned life insurance	184,730	181,710
Goodwill	17,636	17,636
Core deposit intangibles	2,708	3,172
Right of Use Asset	50,155	50,743
Other assets	93,741	84,759
Total assets	$8,077,334	$7,976,394

Liabilities
Due to depositors:
Non-interest bearing	$941,259	$778,672
Interest-bearing	5,480,132	5,312,061
Total Deposits	6,421,391	6,090,733
Mortgagors' escrow deposits	67,207	45,622
Borrowed funds:
Federal Home Loan Bank advances	611,186	887,579
Subordinated debentures	90,161	90,180
Junior subordinated debentures, at fair value	51,578	43,136
Total borrowed funds	752,925	1,020,895
Operating lease liability	54,239	59,100
Other liabilities	113,476	141,047
Total liabilities	7,409,238	7,357,397

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued at September 30, 2021 and December 31, 2020; 30,675,861 shares and 30,775,854 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	341	341
Additional paid-in capital	262,009	261,533
Treasury stock, at average cost (3,411,762 shares and 3,373,389 shares at September 30, 2021 and December 31, 2020, respectively)	(71,738)	(69,400)
Retained earnings	486,418	442,789
Accumulated other comprehensive loss, net of taxes	(8,934)	(16,266)
Total stockholders' equity	668,096	618,997

Total liabilities and stockholders' equity	$8,077,334	$7,976,394

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020

Interest and dividend income
Interest and fees on loans	$69,198	$60,367	$206,218	$182,033
Interest and dividends on securities:
Interest	3,706	3,525	10,463	12,963
Dividends	7	9	22	35
Other interest income	42	13	129	325
Total interest and dividend income	72,953	63,914	216,832	195,356
Interest expense
Deposits	4,705	7,093	16,349	35,842
Other interest expense	4,884	6,897	15,188	20,047
Total interest expense	9,589	13,990	31,537	55,889
Net interest income	63,364	49,924	185,295	139,467
(Benefit) provision for credit losses	(6,927)	2,470	(5,705)	19,267
Net interest income after (benefit) provision for credit losses	70,291	47,454	191,000	120,200
Non-interest income
Banking services fee income	865	1,316	4,823	3,058
Net (loss) gain on sale of securities	(10)	—	113	(91)
Net gain on sale of loans	131	—	289	42
Net gain on disposition of assets	—	—	621	—
Net (loss) gain from fair value adjustments	(2,289)	(2,225)	(7,855)	1,987
Life insurance proceeds	—	—	—	659
Federal Home Loan Bank of New York stock dividends	491	874	1,680	2,719
Bank owned life insurance	1,015	923	3,021	2,798
Other income	663	463	1,275	1,052
Total non-interest income	866	1,351	3,967	12,224
Non-interest expense
Salaries and employee benefits	20,544	17,335	63,087	52,139
Occupancy and equipment	3,534	3,021	10,423	8,688
Professional services	1,899	2,064	6,287	6,911
FDIC deposit insurance	618	727	2,560	2,114
Data processing	1,759	1,668	5,287	5,175
Depreciation and amortization	1,627	1,542	4,904	4,633
Other real estate owned/foreclosure expense	182	240	194	121
Other operating expenses	6,182	3,388	15,773	11,339
Total non-interest expense	36,345	29,985	108,515	91,120
Income before income taxes	34,812	18,820	86,452	41,304
Provision for income taxes
Federal	6,410	3,359	16,338	8,655
State and local	2,989	1,130	6,404	1,436
Total taxes	9,399	4,489	22,742	10,091
Net income	$25,413	$14,331	$63,710	$31,213

Basic earnings per common share	$0.81	$0.50	$2.02	$1.08
Diluted earnings per common share	$0.81	$0.50	$2.02	$1.08
Dividends per common share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Net income	$25,413	$14,331	$63,710	$31,213
Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of ($39) and ($30) for the three months ended September 30, 2021 and 2020, respectively, and of ($116) and ($91) for the nine months ended September 30, 2021 and 2020, respectively.	86	67	259	201
Amortization of prior service credits, net of taxes of $7 and $6 for the three months ended September 30, 2021 and 2020, respectively, and of $19 and $20 for the nine months ended September 30, 2021 and 2020, respectively.	(14)	(15)	(44)	(44)
Net unrealized gains (losses) on securities, net of taxes of $1,209 and ($1,449) for the three months ended September 30, 2021 and 2020, respectively, and of $1,518 and ($2,000) for the nine months ended September 30, 2021 and 2020, respectively.	(2,645)	3,185	(3,365)	4,397
Reclassification adjustment for net losses (gains) included in income, net of taxes of ($3) for the three months ended September 30, 2021, and net of taxes of $35 and ($29) for the nine months ended September 30, 2021 and 2020, respectively.	7	—	(78)	62
Net unrealized gains (losses) on cash flow hedges, net of taxes of ($910) and ($849) for the three months ended September 30, 2021 and 2020, respectively, and of ($4,485) and $6,253 for the nine months ended September 30, 2021 and 2020 respectively.	1,991	1,866	10,310	(13,744)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($27) and ($50) for the three months ended September 30, 2021 and 2020, respectively, and of ($139) and ($280) for the nine months ended September 30, 2021 and 2020, respectively.	58	111	250	627

Total other comprehensive income (loss), net of tax	(517)	5,214	7,332	(8,501)

Comprehensive income	$24,896	$19,545	$71,042	$22,712

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,710	$31,213
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) Provision for credit losses	(5,705)	19,267
Depreciation and amortization of bank premises and equipment	4,904	4,633
Amortization of premium, net of (accretion) of discount	(1,062)	4,721
Net (gain) loss from fair value adjustments	7,855	(1,987)
Net (gain) loss from fair value adjustments on qualifying hedges	(957)	2,208
Net gain from sale of loans	(289)	(42)
Net (gain) loss from sale of securities	(113)	91
Net gain from disposition of assets	(621)	—
Net loss from OREO	—	36
Income from bank owned life insurance	(3,021)	(2,798)
Life insurance proceeds	—	(659)
Amortization of core deposit intangibles	464	—
Stock-based compensation expense	5,516	5,510
Deferred compensation	(2,571)	(3,579)
Deferred income tax benefit	(762)	(4,174)
(Decrease) Increase in other liabilities	(8,524)	6,143
Decrease (Increase) in other assets	821	(15,043)
Net cash provided by operating activities	59,645	45,540
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,839)	(1,723)
Net redemptions (purchases) of Federal Home Loan Bank of New York shares	7,281	(198)
Proceeds from maturities and calls of securities held-to-maturity	—	180
Proceeds from prepayments of securities held-to-maturity	—	129
Purchases of securities available for sale	(508,402)	(130,397)
Proceeds from sales and calls of securities available for sale	58,613	143,376
Proceeds from maturities and prepayments of securities available for sale	294,004	142,320
Proceeds from bank owned life insurance	—	2,477
Net repayments (originations) of loans	232,391	(11,295)
Purchases of loans	(192,705)	(132,893)
Proceeds from sale of real estate owned	—	203
Proceeds from sale of loans	24,967	580
Net cash (used in) provided by investing activities	(86,690)	12,759

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the nine months ended September 30,
	2021	2020

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	162,587	172,882
Net increase (decrease) in interest-bearing deposits	168,174	(288,694)
Net increase in mortgagors' escrow deposits	21,585	12,761
Net proceeds from short-term borrowed funds	(25,000)	—
Proceeds from long-term borrowings	—	240,378
Repayment of long-term borrowings	(251,393)	(147,771)
Purchases of treasury stock	(7,778)	(3,872)
Cash dividends paid	(19,920)	(18,210)
Net cash provided by (used in) financing activities	48,255	(32,526)
Net increase in cash and cash equivalents	21,210	25,773
Cash and cash equivalents, beginning of period	157,388	49,787
Cash and cash equivalents, end of period	$178,598	$75,560
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$30,727	$57,334
Income taxes paid	21,419	13,594
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	21,083	13,404

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2020	$618,997	$341	$261,533	$442,789	$(69,400)	$(16,266)

Net Income	19,039	—	—	19,039	—	—
Award of common shares released from Employee Benefit Trust (5,682 shares)	74	—	74	—	—	—
Vesting of restricted stock unit awards (248,896 shares)	—	—	(5,058)	(153)	5,211	—
Stock-based compensation expense	3,470	—	3,470	—	—	—
Repurchase of shares to satisfy tax obligation (70,292 shares)	(1,290)	—	—	—	(1,290)	—
Dividends on common stock ($0.21 per share)	(6,652)	—	—	(6,652)	—	—
Other comprehensive income	5,563	—	—	—	—	5,563
Balance at March 31, 2021	639,201	341	260,019	455,023	(65,479)	(10,703)

Net income	19,258	—	—	19,258	—	—
Award of common shares released from Employee Benefit Trust (6,445 shares)	91	—	91	—	—	—
Vesting of restricted stock unit awards (10,932 shares)	—	—	(221)	(8)	229	—
Stock-based compensation expense	1,069	—	1,069	—	—	—
Repurchase of shares to satisfy tax obligation (3,886 shares)	(85)	—	—	—	(85)	—
Dividends on common stock ($0.21 per share)	(6,653)	—	—	(6,653)	—	—
Other comprehensive income	2,286	—	—	—	—	2,286
Balance at June 30, 2021	655,167	341	260,958	467,620	(65,335)	(8,417)

Net income	25,413	—	—	25,413	—	—
Award of common shares released from Employee Benefit Trust (5,493 shares)	74	—	74	—	—	—
Stock-based compensation expense	977	—	977	—		—
Purchase of treasury shares (285,643 shares)	(6,403)	—	—	—	(6,403)	—
Dividends on common stock ($0.21 per share)	(6,615)	—	—	(6,615)	—	—
Other comprehensive loss	(517)	—	—	—	—	(517)
Balance at September 30, 2021	$668,096	$341	$262,009	$486,418	$(71,738)	$(8,934)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Contd.)

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2019	$579,672	$315	$226,691	$433,960	$(71,487)	$(9,807)

Impact of adoption of ASC 326 - Credit Losses	(875)	—	—	(875)	—	—
Net loss	(1,390)	—	—	(1,390)	—	—
Award of common shares released from Employee Benefit Trust (116,414 shares)	1,398	—	1,398	—	—	—
Vesting of restricted stock unit awards (272,946 shares)	—	—	(5,626)	(156)	5,782	—
Stock-based compensation expense	3,430	—	3,430	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	—	(2,342)	—
Repurchase of shares to satisfy tax obligation (74,145 shares)	(1,493)	—	—	—	(1,493)	—
Dividends on common stock ($0.21 per share)	(6,084)	—	—	(6,084)	—	—
Other comprehensive loss	(22,633)	—	—	—	—	(22,633)
Balance at March 31, 2020	549,683	315	225,893	425,455	(69,540)	(32,440)

Net income	18,272	—	—	18,272	—	—
Award of common shares released from Employee Benefit Trust (10,956 shares)	40	—	40	—	—	—
Vesting of restricted stock unit awards (6,390 shares)	—	—	(133)	(1)	134	—
Stock-based compensation expense	1,101	—	1,101	—	—	—
Repurchase of shares to satisfy tax obligation (2,558 shares)	(30)	—	—	—	(30)	—
Dividends on common stock ($0.21 per share)	(6,063)	—	—	(6,063)	—	—
Other comprehensive income	8,918	—	—	—	—	8,918
Balance at June 30, 2020	571,921	315	226,901	437,663	(69,436)	(23,522)

Net income	14,331	—	—	14,331	—	—
Award of common shares released from Employee Benefit Trust (5,015 shares)	31	—	31	—	—	—
Vesting of restricted stock unit awards (9,284 shares)	—	—	(34)	—	34	—
Stock-based compensation expense	979	—	979	—	—	—
Purchase of treasury shares (40,000 shares)	(7)	—	—	—	(7)	—
Repurchase of shares to satisfy tax obligation (0 shares)	—	—	—	—	—	—
Dividends on common stock ($0.21 per share)	(6,063)	—	—	(6,063)	—	—
Other comprehensive loss	5,214	—	—	—	—	5,214
Balance at September 30, 2020	$586,406	$315	$227,877	$445,931	$(69,409)	$(18,308)

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

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021, Flushing Service Corporation, and FSB Properties Inc., which are collectively herein referred to as “we,” “us,” “our” and the “Company.”

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

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term, including novel Coronavirus Disease 2019 and its associated variants (“COVID-19”) related changes, are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets and the fair value of financial instruments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In response to COVID-19, the Company actively assist customers by providing modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to thirty months. At September 30, 2021, we had 38 active forbearances for loans with an aggregate outstanding loan balance of approximately $162.0 million resulting in total deferment of $9.5 million in principal, interest and escrow, down from 134 active forbearances for loans with an aggregate outstanding loan balance of $364.4 million at December 31, 2020. The Company actively participated in the Paycheck Protection Program (“PPP”), under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), closing $310.3 million of these loans since the beginning of the program, with $179.5 million of those PPP loans forgiven by the SBA as of September 30, 2021, of which $66.5 million were forgiven during the recent quarter. Pursuant to the CARES Act and later modified by Consolidated Appropriations Act, certain loan modifications are not classified as “troubled debt restructuring” (“TDR”), if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected not to consider as TDR loans temporarily modified for borrowers directly impacted by COVID-19 where the above criteria was met. As such, these loans are considered current and continue to accrue interest at their original contractual terms until the completion of the applicable deferred periods, following which the borrowers will resume making payments and normal delinquency-based non-accrual policies will apply. The majority of the active forbearances are expected to be resolved by the end of 2021.

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Net income	$25,413	$14,331	$63,710	$31,213
Divided by:
Total weighted average common shares outstanding and common stock equivalents	31,567	28,874	31,616	28,865
Basic earnings per common share	$0.81	$0.50	$2.02	$1.08
Diluted earnings per common share (1)	$0.81	$0.50	$2.02	$1.08
Dividend payout ratio	25.9%	42.0%	31.2%	58.3%
(1)	For the three and nine months ended September 30, 2021 and 2020, there were no common stock equivalents and there were no common stock equivalents that were anti-dilutive.

4.     Securities

The Company did not hold any trading securities at September 30, 2021 and December 31, 2020. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Allowance for credit losses

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities totaling $58.7 million (before allowance for credit losses): the first with an amortized cost of $29.9 million structured similar to a commercial owner occupied loan and modeled for credit losses similar to commercial business loans secured by real estate with an allowance for credit losses of $0.2 million at September 30, 2021; the second with an amortized cost of $21.0 million that currently is under forbearance with an individually evaluated allowance for credit loss of $0.6 million at September 30, 2021; and the third with an amortized cost of $7.9 million issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the portfolio. The security currently in forbearance is considered current and as such, continues to accrue interest at its original contractual terms. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at September 30, 2021 and December 31, 2020 and is excluded from estimates of credit losses.

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2021:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,832	$52,753	$2,078	$157
Total other securities	50,832	52,753	2,078	157

FNMA	7,899	8,698	799	—
Total mortgage-backed securities	7,899	8,698	799	—

Allowance for Credit Losses	(843)	—	—	—
Total	$57,888	$61,451	$2,877	$157

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2020:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,825	$54,538	$3,713	$—
Total other securities	50,825	54,538	3,713	—

FNMA	7,914	8,991	1,077	—
Total mortgage-backed securities	7,914	8,991	1,077	—

Allowance for Credit Losses	(907)	—	—	—
Total	$57,832	$63,529	$4,790	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2021:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities available for sale:
U.S Government Agencies	$5,643	$5,645	$5	$3
Corporate	107,421	105,956	189	1,654
Mutual funds	12,572	12,572	—	—
Collateralized loan obligations	87,167	86,933	5	239
Other	1,548	1,548	—	—
Total other securities	214,351	212,654	199	1,896
REMIC and CMO	229,499	229,890	2,372	1,981
GNMA	11,362	11,088	38	312
FNMA	194,973	195,030	1,815	1,758
FHLMC	149,751	148,137	445	2,059
Total mortgage-backed securities	585,585	584,145	4,670	6,110
Total securities available for sale	$799,936	$796,799	$4,869	$8,006

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2020:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities available for sale:
U.S Government Agencies	$6,452	$6,453	$2	$1
Corporate	130,000	123,865	131	6,266
Mutual funds	12,703	12,703	—	—
Collateralized loan obligations	100,561	99,198	—	1,363
Other	1,295	1,295	—	—
Total other securities	251,011	243,514	133	7,630
REMIC and CMO	175,142	180,877	5,735	—
GNMA	13,009	13,053	66	22
FNMA	143,154	146,169	3,046	31
FHLMC	63,796	64,361	648	83
Total mortgage-backed securities	395,101	404,460	9,495	136
Total securities available for sale	$646,112	$647,974	$9,628	$7,766

We did not hold any private issue CMO’s that are collateralized by commercial real estate mortgages at September 30, 2021 and December 31, 2020.

The corporate securities held by the Company at September 30, 2021 and December 31, 2020 are issued by U.S. banking institutions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2021, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$50,832	$52,753
Total other securities	50,832	52,753
Mortgage-backed securities	7,899	8,698
Total held-to-maturity securities	58,731	61,451
Allowance for Credit Losses	(843)	—
Total held-to-maturity securities, net of allowance for credit losses	$57,888	$61,451

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$20,000	$19,932
Due after five years through ten years	169,572	167,957
Due after ten years	12,207	12,193
Total	201,779	200,082
Mutual funds	12,572	12,572
Total other securities	214,351	212,654
Mortgage-backed securities	585,585	584,145
Total available for sale securities	$799,936	$796,799

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2021
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities

Municipals	1	$20,819	$157	$20,819	$157	$—	$—
Total other securities	1	20,819	157	20,819	157	—	—

Total securities held-to-maturity	1	$20,819	$157	$20,819	$157	$—	$—

Available for sale securities

U.S Government Agencies	1	$4,489	$3	$4,489	$3	$—	$—
Corporate	11	80,792	1,654	51,698	748	29,094	906
Collateralized loan obligations	3	21,027	239	—	—	21,027	239
Total other securities	15	106,308	1,896	56,187	751	50,121	1,145

REMIC and CMO	12	110,359	1,981	110,359	1,981	—	—
GNMA	2	10,196	312	10,196	312	—	—
FNMA	17	136,324	1,758	136,324	1,758	—	—
FHLMC	15	123,759	2,059	123,759	2,059	—	—

Total mortgage-backed securities	46	380,638	6,110	380,638	6,110	—	—

Total securities available for sale	61	$486,946	$8,006	$436,825	$6,861	$50,121	$1,145

	At December 31, 2020
	Total			Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities

U.S Government Agencies	1	$4,988	$1	$4,988	$1	$—	$—
Corporate	14	113,734	6,266	—	—	113,734	6,266
Collateralized loan obligations	13	99,199	1,363	7,441	52	91,758	1,311
Total other securities	28	217,921	7,630	12,429	53	205,492	7,577

GNMA	1	10,341	22	10,341	22	—	—
FNMA	5	32,463	31	23,864	28	8,599	3
FHLMC	3	30,095	83	30,095	83	—	—
Total mortgage-backed securities	9	72,899	136	64,300	133	8,599	3

Total securities available for sale	37	$290,820	$7,766	$76,729	$186	$214,091	$7,580

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company reviewed each available for sale security that had an unrealized loss at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Company evaluated whether the decline in fair value of a debt security resulted from credit losses or other factors under Accounting Standards Codification (“ASC”) Topic 326, Credit Losses also referred to as Current Expected Credit Losses (“CECL”). The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

In determining the risk of loss for available for sale securities, the Company considered that mortgage-backed securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to U.S. government, the issuer of Corporate securities are global systematically important banks, the tranche of the purchased CLO’s and municipal securities remain investment grade. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. Based on this review, management believes that the unrealized losses have resulted from other factors not deemed credit-related and no allowance for credit loss was recorded.

The Company reviewed the held-to-maturity security that had an unrealized loss at September 30, 2021 as part of its quarterly CECL process. This security is currently under forbearance with an allowance for credit losses of $0.6 million at September 30, 2021.

Accrued interest receivable on available-for-sale debt securities totaled $1.6 million and $1.3 million at September 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	Other Securities
	For the three months ended			For the nine months ended
	September 30,			September 30,
	2021		2020	2021	2020
	(In thousands)
Beginning balance		$844	$402	$907	$340
Provision (benefit)		(1)	—	(64)	62

Allowance for credit losses		$843	$402	$843	$402

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company sold $20.0 million and $45.0 million in corporate securities during the three and nine months ended September 30, 2021, respectively. The Company sold $130.8 million in mortgage-backed securities during the nine months ended September 30, 2020. The Company did not sell any securities during the three months ended September 30, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Gross gains from the sale of securities	$—	$—	$123	$1,476
Gross losses from the sale of securities	(10)	—	(10)	(1,567)

Net gains (losses) from the sale of securities	$(10)	$—	$113	$(91)

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $38.0 million and $41.5 million at September 30, 2021 and December 31, 2020, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2021, the Company recorded a benefit for credit losses on loans totaling $6.9 million compared to a provision for credit losses on loans of $2.5 million for the three months ending September 30, 2020. The Company recorded a benefit for credit losses on loans totaling $5.6 million for the nine months ended September 30, 2021 compared to a provision of $19.2 million for the nine months ended September 30, 2020. The benefit recorded during the three months ended September 30, 2021 was driven by the improving economic outlook. During the three months ended September 30, 2021, the Company made no changes to the reasonable and supportable forecast period or the reversion period from what was used for the June 30, 2021 ACL. The ACL - loans totaled $36.4 million at September 30, 2021 compared to $45.2 million at December 31, 2020. At September 30, 2021, the ACL - loans represented 0.55% of gross loans and 179.9% of non-performing loans. At December 31, 2020, the ACL - loans represented 0.67% of gross loans and 214.3% of non-performing loans.

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

The allocation of a portion of the ACL for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At September 30, 2021, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the ACL.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2021 there was one commercial business TDR loan totaling $0.3 million that defaulted within 12 months of its modification date. During the nine months ended September 30, 2020, there were no TDR loans that defaulted within 12 months of their modification date. During the three months ended September 30, 2021 and 2020, there were no TDR loans that defaulted within 12 months of their modification date.

The following table shows loans modified as TDR during the periods indicated:

	For the three months ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description
One-to-four family - mixed-use property	—	$—		1	$270	Below market interest rate
Commercial business and other	—	—		—	—
Total	—	$—		1	$270

	For the nine months ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description
One-to-four family - mixed-use property	—	$—		1	$270	Below market interest rate
Commercial business and other	2	674	Amortization period extended	—	—
Total	2	$674		1	$270

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	September 30, 2021		December 31, 2020
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Multi-family residential	6	$1,681	6	$1,700
Commercial real estate	1	7,572	1	7,702
One-to-four family - mixed-use property (1)	5	1,655	5	1,731
One-to-four family - residential	3	489	3	507
Taxi medallion (2)	—	—	2	440
Commercial business and other (1)	4	1,740	8	3,831
Total performing troubled debt restructured	19	$13,137	25	$15,911
(1)	These loans continue to pay as agreed, however the Company records interest received on a cash basis.
(2)	These loans were completely charged off during the three months ended March 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows loans classified as TDR at amortized cost that are not performing according to their restructured terms at the periods indicated:

	September 30, 2021		December 31, 2020
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Taxi medallion (1)	—	$—	11	$1,922
Commercial business and other	—	—	1	279
Total troubled debt restructurings that subsequently defaulted	—	$—	12	$2,201
(1)	These loans were completely charged off during the three months ended March 31, 2021. Subsequently, recoveries totaling $1.5 million have been recorded as of September 30, 2021.

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the nine months ended September 30, 2021
(In thousands)	Non-Accrual Amortized Cost Beginning of Reporting Period	Non-Accrual Amortized Cost Ending of Reporting Period	Non-Accrual with no related Allowance	Interest Income Recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,576	$4,461	$4,461	$19	$—
Commercial real estate	1,766	640	640	—	—
One-to-four family - mixed-use property (1)	1,706	2,510	2,510	4	—
One-to-four family - residential	5,313	7,509	7,509	1	—
Construction	—	—	—	—	873
Small Business Administration	1,168	991	991	—	—
Taxi medallion(2)	2,758	—	—	—	—
Commercial business and other(1)	5,660	2,500	875	63	1,052
Total	$20,947	$18,611	$16,986	$87	$1,925

(1)   Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million at September 30, 2021.

(2)   Taxi medallion loans were completely charged off during the three months ended March 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the twelve months ended December 31, 2020
(In thousands)	Non-Accrual Amortized Cost Beginning of Reporting Period	Non-Accrual Amortized Cost Ending of Reporting Period	Non-Accrual with no related Allowance	Interest Income Recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,723	$2,576	$2,576	$—	$201
Commercial real estate	2,714	1,766	1,766	—	2,547
One-to-four family - mixed-use property (1)	1,704	1,706	1,706	—	—
One-to-four family - residential	9,992	5,313	5,313	—	—
Small Business Administration	1,169	1,168	1,168	—	—
Taxi medallion(1)	2,318	2,758	2,758	—	—
Commercial business and other(1)	7,406	5,660	1,593	58	—
Total	$28,026	$20,947	$16,880	$58	$2,748
(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million, non-accrual performing TDR taxi medallion loans totaling $0.4 million and non-accrual performing TDR commercial business loans totaling $2.2 million at December 31, 2020.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$415	$491	$1,330	$1,296
Less: Interest income included in the results of operations	156	78	480	240
Total foregone interest	$259	$413	$850	$1,056

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loans:

	September 30, 2021
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$16,453	$—	$4,461	$20,914	$2,480,107	$2,501,021
Commercial real estate	1,119	838	640	2,597	1,745,136	1,747,733
One-to-four family - mixed-use property	1,657	172	2,246	4,075	578,268	582,343
One-to-four family - residential	372	504	7,509	8,385	280,858	289,243
Construction	—	—	873	873	70,495	71,368
Small Business Administration	2,085	—	2,043	4,128	141,506	145,634
Taxi medallion	—	—	—	—	—	—
Commercial business and other	458	—	1,960	2,418	1,290,594	1,293,012
Total	$22,144	$1,514	$19,732	$43,390	$6,586,964	$6,630,354

	December 31, 2020
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$7,582	$3,186	$2,777	$13,545	$2,522,432	$2,535,977
Commercial real estate	17,903	5,123	4,313	27,339	1,731,045	1,758,384
One-to-four family - mixed-use property	5,673	1,132	1,433	8,238	598,647	606,885
One-to-four family - residential	3,087	805	5,313	9,205	243,486	252,691
Construction loans	750	—	—	750	82,411	83,161
Small Business Administration	1,823	—	1,168	2,991	162,579	165,570
Taxi medallion	—	—	2,318	2,318	279	2,597
Commercial business and other	129	1,273	1,593	2,995	1,296,414	1,299,409
Total	$36,947	$11,519	$18,915	$67,381	$6,637,293	$6,704,674

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three month periods indicated:

	September 30, 2021
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$6,559	$5,868	$1,492	$716	$185	$2,302	$—	$25,548	$42,670
Charge-offs	—	—	—	—	—	—	—	(1,019)	(1,019)
Recoveries	—	—	123	147	—	8	1,235	125	1,638
Benefit	(161)	(112)	(169)	(232)	(17)	(646)	(1,235)	(4,354)	(6,926)
Ending balance	$6,398	$5,756	$1,446	$631	$168	$1,664	$—	$20,300	$36,363

	September 30, 2020
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$8,935	$6,971	$2,826	$1,161	$183	$1,386	$—	$15,248	$36,710
Charge-offs	—	—	—	—	—	—	(951)	(13)	(964)
Recoveries	14	—	60	2	—	47	—	4	127
Provision (benefit)	(1,553)	1,576	(1,208)	(483)	35	450	951	2,702	2,470
Ending balance	$7,396	$8,547	$1,678	$680	$218	$1,883	$—	$17,941	$38,343

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the nine month periods indicated:

	September 30, 2021
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153
Charge-off's	(43)	(64)	(32)	—	—	—	(2,758)	(2,230)	(5,127)
Recoveries	10	—	133	154	—	27	1,457	198	1,979
Provision (benefit)	(126)	(2,507)	(641)	(392)	(329)	(614)	1,301	(2,334)	(5,642)
Ending balance	$6,398	$5,756	$1,446	$631	$168	$1,664	$—	$20,300	$36,363

	September 30, 2020
			One-to-four
			family -	One-to-four		Small		Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total

Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(650)	1,170	(55)	(160)	(279)	1,180	—	(827)	379
Charge-off's	—	—	(3)	—	—	(178)	(951)	(2,121)	(3,253)
Recoveries	27	—	138	10	—	67	—	18	260
Provision (benefit)	2,628	2,948	(219)	74	56	451	951	12,317	19,206
Ending balance	$7,396	$8,547	$1,678	$680	$218	$1,883	$—	$17,941	$38,343

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination at September 30, 2021:

							Revolving Loans,	Lines of Credit
							Amortized Cost	converted to
(In thousands)	2021	2020	2019	2018	2017	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$53,687	$31,937	$35,424	$32,594	$21,016	$73,993	$10,907	$15,953	$275,511
Watch	—	—	725	—	2,216	1,229	146	847	5,163
Special Mention	—	—	—	278	—	350	—	337	965
Substandard	—	—	—	1,841	1,117	3,845	—	801	7,604
Total 1-4 Family Residential	$53,687	$31,937	$36,149	$34,713	$24,349	$79,417	$11,053	$17,938	$289,243
1-4 Family Mixed-Use
Pass	$32,110	$35,677	$70,360	$73,236	$52,100	$298,763	$—	$—	$562,246
Watch	—	—	—	2,834	6,131	7,088	—	—	16,053
Special Mention	—	—	—	—	—	1,279	—	—	1,279
Substandard	—	—	—	506	760	1,499	—	—	2,765
Total 1-4 Family Mixed Use	$32,110	$35,677	$70,360	$76,576	$58,991	$308,629	$—	$—	$582,343
Commercial Real Estate
Pass	$131,648	$167,334	$254,288	$247,434	$184,502	$660,127	$—	$—	$1,645,333
Watch	4,191	932	4,472	12,499	2,643	67,755	—	—	92,492
Special Mention	—	—	—	—	—	1,632	—	—	1,632
Substandard	—	—	7,572	—	—	704	—	—	8,276
Total Commercial Real Estate	$135,839	$168,266	$266,332	$259,933	$187,145	$730,218	$—	$—	$1,747,733
Construction
Pass	$3,477	$25,417	$14,798	$1,993	$—	$—	$4,233	$—	$49,918
Watch	—	—	2,115	9,125	5,880	—	—	—	17,120
Special Mention	—	—	—	857	2,600	—	—	—	3,457
Substandard	—	—	—	873	—	—	—	—	873
Total Construction	$3,477	$25,417	$16,913	$12,848	$8,480	$—	$4,233	$—	$71,368
Multifamily
Pass	$218,819	$237,600	$334,594	$430,396	$352,582	$884,680	$5,300	$—	$2,463,971
Watch	—	2,885	3,707	13,649	—	9,987	398	—	30,626
Special Mention	—	973	—	—	—	—	—	—	973
Substandard	—	—	1,176	2,549	984	742	—	—	5,451
Total Multifamily	$218,819	$241,458	$339,477	$446,594	$353,566	$895,409	$5,698	$—	$2,501,021
Commercial Business - Secured by RE
Pass	$131,864	$92,989	$38,483	$45,725	$27,927	$96,840	$—	$—	$433,828
Watch	—	23,346	51,319	18,546	12,064	46,477	—	—	151,752
Special Mention	—	—	598	—	—	—	—	—	598
Substandard	—	—	—	—	—	3,639	—	—	3,639
Total Commercial Business - Secured by RE	$131,864	$116,335	$90,400	$64,271	$39,991	$146,956	$—	$—	$589,817
Commercial Business
Pass	$86,496	$68,366	$84,638	$73,370	$28,721	$52,443	$190,737	$—	$584,771
Watch	17	1,676	22,545	18,947	32,250	37	12,697	—	88,169
Special Mention	—	—	—	2,433	34	—	13,128	—	15,595
Substandard	—	4,897	31	315	5,253	1,458	1,490	—	13,444
Doubtful	—	—	—	—	—	—	1,085	—	1,085
Total Commercial Business	$86,513	$74,939	$107,214	$95,065	$66,258	$53,938	$219,137	$—	$703,064
Small Business Administration
Pass	$104,557	$28,148	$1,273	$1,545	$640	$2,875	$—	$—	$139,038
Watch	—	—	59	2,583	2,076	833	—	—	5,551
Special Mention	—	—	—	—	—	48	—	—	48
Substandard	—	—	—	—	991	6	—	—	997
Total Small Business Administration	$104,557	$28,148	$1,332	$4,128	$3,707	$3,762	$—	$—	$145,634
Other
Pass	$—	$—	$—	$—	$—	$52	$79	$—	$131
Total Other	$—	$—	$—	$—	$—	$52	$79	$—	$131

Total Loans	$766,866	$722,177	$928,177	$994,128	$742,487	$2,218,381	$240,200	$17,938	$6,630,354

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans as of September 30, 2021 and December 31, 2020 were $9.3 million and $5.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	September 30, 2021		December 31, 2020
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$4,461	$—	$2,576	$—
Commercial real estate	1,166	—	2,994	—
One-to-four family - mixed-use property	2,510	—	1,706	—
One-to-four family - residential	7,509	—	5,313	—
Small Business Administration	—	991	—	1,168
Commercial business and other	—	1,974	—	3,482
Taxi Medallion	—	—	—	2,758
Total	$15,646	$2,965	$12,589	$7,408

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $445.9 million and $474.0 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents the activity in the allowance for off balance sheet credit losses for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Balance at beginning of period	$1,570	$1,264	$1,815	$—
Off-Balance Sheet - CECL Adoption	—	—	—	553
Off-Balance Sheet- Provision (Benefit)	(259)	295	(504)	1,006
Allowance for Off-Balance Sheet - Credit losses (1)	$1,311	$1,559	$1,311	$1,559

(1)	Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2021 and December 31, 2020, the Bank did not have any loans held for sale.

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer. Additionally, at times the Company may sell participating interests in performing loans. There were no loans sold for the three months ended September 30, 2020.

The following tables show loans sold during the period indicated:

	For the three months ended September 30, 2021
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	2	$1,316	$—	$15
Commercial real estate	1	4,344	—	87
One-to-four family - mixed-use property	3	723	—	29
Total	6	$6,383	$—	$131

	For the nine months ended September 30, 2021
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	10	$12,069	$(43)	$78
Commercial real estate	4	7,380	(64)	104
One-to-four family - mixed-use property	13	5,518	(14)	107
Total	27	$24,967	$(121)	$289

	For the nine months ended September 30, 2020
			Net Recoveries
(Dollars in thousands)	Loans sold	Proceeds	(Charge-offs)	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42

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

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense totaled $2.2 million and $1.9 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for the three month periods ended September 30, 2021 and 2020, respectively. The Company’s operating lease expense totaled $6.6 million and $5.7 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for the nine month periods ended September 30, 2021 and 2020, respectively.

The Company has one agreement that qualifies as a short-term lease with expense totaling approximately $34,000 for each of the three month periods ended September 30, 2021 and 2020 and approximately $129,000 and $102,000 for the nine month periods ended September 30, 2021 and 2020, included in Professional services on the Consolidated Statements of Income. The Company has $0.2 million and $0.3 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for each of the three months ended September 30, 2021 and 2020. The Company has $0.8 million in variable lease payments, which include insurance and real estate tax expenses and was recorded in Occupancy and equipment on the Consolidated Statements of Income, for each of the nine months ended September 30, 2021 and 2020. At September 30, 2021, the weighted-average remaining lease term for our operating leases is approximately eight years and the weighted average discount rate is 3.2%. Our lease agreements do not contain any residual value guarantees.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020

Operating lease ROU asset	$50,155	$50,743

Operating lease liability	$54,239	$59,100

Weighted-average remaining lease term-operating leases	7.5 years	8.3 years
Weighted average discount rate-operating leases	3.2%	3.2%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

	For the three months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020

Lease Cost
Operating lease cost	$2,217	$1,895
Short-term lease cost	34	34
Variable lease cost	230	281
Total lease cost	$2,481	$2,210

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,435	$2,101
Right-of-use assets obtained in exchange for new operating lease liabilities	$28	$6,772

	For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020

Lease Cost
Operating lease cost	$6,565	$5,676
Short-term lease cost	129	102
Variable lease cost	826	832
Total lease cost	$7,520	$6,610

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,483	$6,283
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,827	$6,822

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of September 30, 2021:

Minimum Rental
(In thousands)
Years ended December 31:
2021	$1,995
2022	9,162
2023	9,292
2024	9,127
2025	8,479
Thereafter	22,897
Total minimum payments required	60,952
Less: Implied interest	6,713
Total lease obligations	$54,239

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of December 31, 2020:

Minimum Rental
(In thousands)
Years ended December 31:
2021	$8,757
2022	8,871
2023	9,006
2024	8,847
2024	8,212
Thereafter	23,547
Total minimum payments required	$67,240
Less: Implied interest	8,140
Total lease obligations	$59,100

8.     Stock-Based Compensation

The Company has long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of September 30, 2021, PRSUs granted in 2021 and 2020 are being accrued at target and PRSUs granted in 2019 are being accrued above target.

On May 18, 2021, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 1,171,343 shares were available for future issuance under the 2014 Omnibus Plan at September 30, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2021 and 2020, the Company’s net income, as reported, included $1.2 million and $0.9 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.3 million and $0.2 million of income tax benefit, respectively, related to the stock-based compensation plans. For the nine months ended September 30, 2021 and 2020, the Company’s net income, as reported, included $6.3 million and $4.3 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.7 million and $1.0 million of income tax benefit, respectively, related to the stock-based compensation plans.

During the three months ended September 30, 2021 and 2020, the Company did not grant any RSU or PRSU’s. During the nine months ended September 30, 2021 and 2020, the Company granted 238,985 and 172,728 RSU, respectively. During the nine months ended September 30, 2021 and 2020, the Company granted 62,790 and 72,143 in PRSU awards, respectively.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method.

The following table summarizes the Company’s RSU and PRSU awards at or for the nine months ended September 30, 2021:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2020	336,898	$23.48	66,580	$21.26
Granted	238,985	18.44	62,790	18.46
Vested	(250,056)	21.26	(41,570)	19.08
Forfeited	(5,597)	21.36	—	—
Non-vested at September 30, 2021	320,230	$21.48	87,800	$20.29
Vested but unissued at September 30, 2021	224,709	$21.08	108,685	$20.48

As of September 30, 2021, there was $5.3 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of awards vested for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.2 million, respectively. The total fair value of awards vested for the nine months ended September 30, 2021 and 2020 was $5.4 million and $5.2 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2021:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2020	120,248	$16.64
Granted	10,232	19.85
Forfeited	(11)	18.25
Distributions	(2,606)	19.03
Outstanding at September 30, 2021	127,863	$22.60
Vested at September 30, 2021	127,763	$22.60

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.2 million and ($0.1) million for the three months ended September 30, 2021 and 2020, respectively. The total fair value of the distributions from the Phantom Stock Plan was $24,000 and $3,000 for the three months ended September 30, 2021 and 2020, respectively.

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.8 million and ($1.2) million for the nine months ended September 30, 2021 and 2020, respectively. The total fair value of the distributions from the Phantom Stock Plan was $50,000 and $10,000 for the nine months ended September 30, 2021 and 2020, respectively.

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Employee Pension Plan:
Interest cost	$128	$163	$384	$489
Amortization of actuarial loss	122	111	366	333
Expected return on plan assets	(274)	(257)	(822)	(771)
Net employee pension (benefit) expense	$(24)	$17	$(72)	$51

Outside Director Pension Plan:
Service cost	$4	$4	$12	$11
Interest cost	12	16	36	48
Amortization of actuarial gain	(5)	(14)	(15)	(41)
Amortization of past service liability	—	—	—	—
Net outside director pension expense	$11	$6	$33	$18

Other Postretirement Benefit Plans:
Service cost	$73	$69	$219	$206
Interest cost	58	64	174	194
Amortization of actuarial gain	8	—	24	—
Amortization of past service credit	(21)	(21)	(63)	(64)
Net other postretirement expense	$118	$112	$354	$336

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2020 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2021. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2021, the Company had contributed $108,000 to the Outside Director Pension Plan and $97,000 in contributions were made to the Other Postretirement Benefit Plans. As of September 30, 2021, the Company has not revised its expected contributions for the year ending December 31, 2021.

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2021, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.5 million and $51.6 million, respectively. At December 31, 2020, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.5 million and $43.1 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and nine months ended September 30, 2021 and 2020.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(In thousands)	2021	2020	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Mortgage-backed securities	$412	$505	$(1)	$(1)	$(3)	$1
Other securities	14,120	13,998	6	83	7	120
Borrowed funds	51,578	43,136	(1,849)	(2,897)	(8,837)	5,086
Net gain (loss) from fair value adjustments (1)(2)			$(1,844)	$(2,815)	$(8,833)	$5,207
(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($0.4) million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, from the change in the fair value of interest rate swaps.
(2)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $1.0 million and ($3.2) million for the nine months ended September 30, 2021 and 2020, respectively, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2021 and December 31, 2020. The fair value of borrowed funds includes accrued interest payable of $0.1 million each at September 30, 2021 and December 31, 2020.

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

Level 1 – when quoted market prices are available in an active market. At September 30, 2021 and December 31, 2020, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2021 and December 31, 2020, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2021 and December 31, 2020, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at September 30, 2021 and December 31, 2020:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2021	2020	2021	2020	2021	2020	2021	2020

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed Securities	$—	$—	$584,145	$404,460	$—	$—	$584,145	$404,460
Other securities	12,572	12,703	198,534	229,516	1,548	1,295	212,654	243,514
Interest rate swaps	—	—	7,393	1,319	—	—	7,393	1,319

Total assets	$12,572	$12,703	$790,072	$635,295	$1,548	$1,295	$804,192	$649,293

Liabilities:
Borrowings	$—	$—	$—	$—	$51,578	$43,136	$51,578	$43,136
Interest rate swaps	—	—	33,196	60,987	—	—	33,196	60,987

Total liabilities	$—	$—	$33,196	$60,987	$51,578	$43,136	$84,774	$104,123

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	September 30, 2021		September 30, 2020
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)

Beginning balance	$1,495	$49,814	$1,068	$35,570
Net gain from fair value adjustment of financial assets (1)	53	—	82	—
Net loss from fair value adjustment of financial liabilities (1)	—	1,850	—	2,897
Decrease in accrued interest receivable	—	—	(1)	—
Decrease in accrued interest payable	—	(1)	—	(19)
Change in unrealized gains included in other comprehensive income	—	(85)	—	(161)
Ending balance	$1,548	$51,578	$1,149	$38,287

Changes in unrealized gains held at period end	$—	3,058	—	2,384
(1)	Totals in the table above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended
	September 30, 2021		September 30, 2020
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,295	$43,136	$1,332	$44,384
Net gain (loss) from fair value adjustment of financial assets (1)	254	—	(180)	—
Net loss (gain) from fair value adjustment of financial liabilities (1)	—	8,837	—	(5,086)
Decrease in accrued interest receivable	(1)	—	(3)	—
Decrease in accrued interest payable	—	(6)	—	(104)
Change in unrealized gains included in other comprehensive income	—	(389)	—	(907)
Ending balance	$1,548	$51,578	$1,149	$38,287

Changes in unrealized gains held at period end	$—	3,058	—	2,384

________________________________________

(1)Totals in the table above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,548	Discounted cash flows	Discount rate	n/a	2.9%

Liabilities:

Junior subordinated debentures	$51,578	Discounted cash flows	Discount rate	n/a	2.9%

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

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2021 and December 31, 2020, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at September 30, 2021 and December 31, 2020:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2021	2020	2021	2020	2021	2020	2021	2020

	(In thousands)
Assets
Non-accrual loans	$—	$—	$—	$—	$11,614	$11,980	$11,614	$11,980

Total assets	$—	$—	$—	$—	$11,614	$11,980	$11,614	$11,980

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$11,163	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	11.8%

Non-accrual loans	$451	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

	At December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,690	Sales approach	Reduction for planned expedited disposal	(100.0%) to 15.0%	6.8%

Non-accrual loans	$1,290	Discounted Cashflow	Discount Rate	4.3% to 5.5%	4.9%
			Probability of Default	20.0% to 35.0%	27.4%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020.

The methods and assumptions used to estimate fair value at September 30, 2021 and December 31, 2020 are as follows:

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

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$178,598	$178,598	$178,598	$-	$-
Securities held-to-maturity
Mortgage-backed securities	7,899	8,698	-	8,698	-
Other securities	50,832	52,753	-	-	52,753
Securities available for sale
Mortgage-backed securities	584,145	584,145	-	584,145	-
Other securities	212,654	212,654	12,572	198,534	1,548
Loans	6,630,354	6,722,201	-	-	6,722,201
FHLB-NY stock	36,158	36,158	-	36,158	-
Accrued interest receivable	40,912	40,912	2	1,591	39,319
Interest rate swaps	7,393	7,393	-	7,393	-

Liabilities:
Deposits	$6,488,598	$6,491,487	$5,448,500	$1,042,987	$-
Borrowings	752,925	753,952	-	702,374	51,578
Accrued interest payable	5,698	5,698	-	5,698	-
Interest rate swaps	33,196	33,196	-	33,196	-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$157,388	$157,388	$157,388	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,914	8,991	—	8,991	—
Other securities	50,825	54,538	—	—	54,538
Securities available for sale
Mortgage-backed securities	404,460	404,460	—	404,460	—
Other securities	243,514	243,514	12,703	229,516	1,295
Loans	6,704,674	6,793,985	—	—	6,793,985
FHLB-NY stock	43,439	43,439	—	43,439	—
Accrued interest receivable	44,041	44,041	2	1,389	42,650
Interest rate swaps	1,319	1,319	—	1,319	—

Liabilities:
Deposits	$6,136,355	$6,141,775	$4,997,994	$1,143,781	$—
Borrowings	1,020,895	1,017,573	—	974,437	43,136
Accrued interest payable	4,755	4,755	—	4,755	—
Interest rate swaps	60,987	60,987	—	60,987	—

11.     Derivative Financial Instruments

At September 30, 2021 and December 31, 2020, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $308.4. million and $316.1 million at September 30, 2021 and December 31, 2020, respectively; 2) to facilitate risk management strategies for our loan customers with $229.7 million of swaps outstanding, which include $114.8 million with customers and $114.8 million with bank counterparties at September 30, 2021 and $125.6 million of swaps outstanding, which include $62.8 million with customers and $62.8 million with bank counterparties at December 31, 2020; and 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered CD’s totaling $996.5 million and $1,021.5 million at September 30, 2021 and December 31, 2020, respectively. Additionally, at December 31, 2020, the Company had swaps outstanding to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. These swaps were terminated during the three months ended September 30, 2021, realizing a loss of $4.7 million upon termination.

At September 30, 2021 and December 31, 2020, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At September 30, 2021 and December 31, 2020, derivatives with a combined notional amount of $229.7 million and $143.6 million, respectively, were not designated as hedges. At September 30, 2021 and December 31, 2020, derivatives with a combined notional amount of $308.4 million and $316.1 million, respectively, were designated as fair value hedges. At September 30, 2021 and December 31, 2020, derivatives with a combined notional amount of $996.5 million and $1,021.5 million, respectively, were designated as cash flow hedges.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended September 30, 2021 and 2020, $2.6 million and $1.4 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense. During the nine months ended September 30, 2021 and 2020, $7.9 million and $2.1 million, respectively, were reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) is $10.5 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	September 30, 2021		December 31, 2020
	Notional	Net Carrying	Notional	Net Carrying
	Amount	Value (1)	Amount	Value (1)

	(In thousands)
Interest rate swaps (non-hedge)	$114,835	$3,225	$62,779	$1,319
Interest rate swaps (cash flow hedge)	355,000	4,168	—	—
Interest rate swaps (fair value hedge)	308,350	(15,296)	316,051	(28,689)
Interest rate swaps (cash flow hedge)	641,500	(14,675)	1,021,500	(25,300)
Interest rate swaps (non-hedge)	114,835	(3,225)	80,779	(6,998)
Total derivatives	$1,534,520	$(25,803)	$1,481,109	$(59,668)
(1)Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the nine months ended
		September 30,		September 30,
(In thousands)	Affected Line Item in the Statement Where Net income is Presented	2021	2020	2021	2020
Financial Derivatives:
	Other interest expense	$(33)	$(132)	$(305)	$(298)
	Net gain (loss) from fair value adjustments	(445)	590	978	(3,220)
Interest rate swaps (non-hedge)		(478)	458	673	(3,518)

Interest rate swaps (fair value hedge)	Interest and fees on loans	(1,206)	(1,158)	(3,231)	(4,863)

Interest rate swaps (cash flow hedge)	Other interest expense	(2,737)	(2,511)	(7,942)	(4,057)

Net loss		$(4,421)	$(3,211)	$(10,500)	$(12,438)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

September 30, 2021
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$7,393	$—	$7,393	$—	$—	$7,393

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$33,196	$—	$33,196	$—	$29,067	$4,129

December 31, 2020
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$1,319	$—	$1,319	$—	$—	$1,319

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$60,987	$—	$60,987	$99	$63,517	$(2,629)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended September 30, 2021
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$485	$(9,202)	$(1,741)	$2,041	$(8,417)

Other comprehensive income before reclassifications, net of tax	(2,645)	179	—	58	(2,408)

Amounts reclassified from accumulated other comprehensive income, net of tax	7	1,812	72	—	1,891

Net current period other comprehensive income, net of tax	(2,638)	1,991	72	58	(517)

Ending balance, net of tax	$(2,153)	$(7,211)	$(1,669)	$2,099	$(8,934)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended September 30, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(2,708)	$(21,473)	$(878)	$1,537	$(23,522)

Other comprehensive income before reclassifications, net of tax	3,185	937	—	111	4,233

Amounts reclassified from accumulated other comprehensive income, net of tax	—	929	52	—	981

Net current period other comprehensive income (loss), net of tax	3,185	1,866	52	111	5,214

Ending balance, net of tax	$477	$(19,607)	$(826)	$1,648	$(18,308)

	For the nine months ended September 30, 2021
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

Other comprehensive income before reclassifications, net of tax	(3,365)	4,885	—	250	1,770

Amounts reclassified from accumulated other comprehensive income, net of tax	(78)	5,425	215	—	5,562

Net current period other comprehensive income (loss), net of tax	(3,443)	10,310	215	250	7,332

Ending balance, net of tax	$(2,153)	$(7,211)	$(1,669)	$2,099	$(8,934)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2020
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

Other comprehensive income before reclassifications, net of tax	4,397	(15,215)	—	627	(10,191)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	62	1,471	157	—	1,690

Net current period other comprehensive income, net of tax	4,459	(13,744)	157	627	(8,501)

Ending balance, net of tax	$477	$(19,607)	$(826)	$1,648	$(18,308)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended September 30, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized loss on available for sale securities	$(10)		Net loss on sale of securities
	3		Provision for income taxes
	$(7)		Net of tax
Cash flow hedges:
Interest rate swaps	$(2,640)		Other interest expense
	828		Provision for income taxes
	$(1,812)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(125)	(1)	Other operating expense
Prior service credits	21	(1)	Other operating expense
	(104)		Total before tax
	32		Provision for income taxes
	$(72)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Cash flow hedges:
Interest rate swaps	$(1,352)		Other interest expense
	423		Provision for income taxes
	$(929)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(97)	(1)	Other operating expense
Prior service credits	21	(1)	Other operating expense
	(76)		Total before tax
	24		Provision for income taxes
	$(52)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information.

For the nine months ended September 30, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Unrealized gains on available for sale securities	$113		Net gains on sale of securities
	(35)		Provision for income taxes
	$78		Net of tax
Cash flow hedges:
Interest rate swaps	$(7,883)		Other interest expense
	2,458		Tax benefit
	$(5,425)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(375)	(1)	Other operating expense
Prior service credits	63	(1)	Other operating expense
	(312)		Total before tax
	97		Provision for income taxes
	$(215)		Net of tax

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$(91)		Net loss on sale of securities
	29		Provision for income taxes
	$(62)		Net of tax

Cash flow hedges:
Interest rate swaps	$(2,140)		Other interest expense
	669		Provision for income taxes
	$(1,471)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(292)	(1)	Other operating expense
Prior service credits	64	(1)	Other operating expense
	(228)		Total before tax
	71		Provision for income taxes
	$(157)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information.

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of September 30, 2021, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank at September 30, 2021 and December 31, 2020 was 5.46% and 4.30%, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$800,352	9.93%	$733,010	9.27%
Requirement to be well capitalized	403,092	5.00	395,510	5.00
Excess	397,260	4.93	337,500	4.27

Common Equity Tier I risk-based capital:
Capital level	$800,352	12.91%	$733,010	11.65%
Requirement to be well capitalized	402,849	6.50	408,929	6.50
Excess	397,503	6.41	324,081	5.15

Tier 1 risk-based capital:
Capital level	$800,352	12.91%	$733,010	11.65%
Requirement to be well capitalized	495,814	8.00	503,297	8.00
Excess	304,538	4.91	229,713	3.65

Total risk-based capital:
Capital level	$834,131	13.46%	$773,807	12.30%
Requirement to be well capitalized	619,768	10.00	629,121	10.00
Excess	214,363	3.46	144,686	2.30

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2021, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at September 30, 2021 and December 31, 2020 was 5.44% and 4.54%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$711,276	8.83%	$662,987	8.38%
Requirement to be well capitalized	402,936	5.00	395,439	5.00
Excess	308,340	3.83	267,548	3.38

Common Equity Tier I risk-based capital:
Capital level	$661,340	10.68%	$621,247	9.88%
Requirement to be well capitalized	402,623	6.50	408,694	6.50
Excess	258,717	4.18	212,553	3.38

Tier 1 risk-based capital:
Capital level	$711,276	11.48%	$662,987	10.54%
Requirement to be well capitalized	495,537	8.00	503,008	8.00
Excess	215,739	3.48	159,979	2.54

Total risk-based capital:
Capital level	$832,255	13.44%	$794,034	12.63%
Requirement to be well capitalized	619,421	10.00	628,760	10.00
Excess	212,834	3.44	165,274	2.63

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

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021, Flushing Service Corporation, and FSB Properties Inc.

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

Impact of COVID-19

Update

In response to the novel Coronavirus Disease 2019 and its associated variants (“COVID-19”), the Company actively assists customers by providing modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to thirty months. At September 30, 2021, we had 38 active forbearances for loans with an aggregate outstanding loan balance of approximately $162.0 million (including $121.8 million making interest-only payments) resulting in total deferment of $9.5 million in principal, interest and escrow, down from 134 active forbearances for loans with an aggregate outstanding loan balance of $364.4 million at December 31, 2020. The Company actively participated in the Paycheck Protection Program (“PPP”), under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), closing $310.3 million of these loans since the beginning of the program, with $179.5 million of those PPP loans forgiven by the SBA as of September 30, 2021, of which $66.5 million of were forgiven during the recent quarter. Pursuant to the CARES Act and later modified by Consolidated Appropriations Act, certain loan modifications are not classified as “troubled debt restructuring” (“TDR”), if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected not to consider as TDR loans temporarily modified for borrowers directly impacted by COVID-19 where the above criteria was met. As such, these loans are considered current and continue to accrue interest at their original contractual terms until the completion of the applicable deferred periods, following which the borrowers will resume making payments and normal delinquency-based non-accrual policies will apply. Over 57% of the active forbearances are expected to be resolved by year end 2021.

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

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At June 30, 2021, the Bank owns two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended September 30, 2021, we reported net income of $25.4 million, or $0.81 per diluted common share, an increase of $6.2 million, or $0.20 per diluted common share from June 30, 2021. During the three months ended September 30, 2021, we produced record net interest income for the sixth consecutive quarter totaling $63.4 million. The record results were achieved primarily through a reduction in the cost of funds, an increase in net gains from qualifying hedges and purchase accounting accretion.

During the three months ended September 30, 2021, the yield on interest-earning assets increased 15 basis points, while the cost of interest-bearing liabilities decreased five basis points from the three months ended June 30, 2021, which resulted in an increase of 20 basis points in net interest margin to 3.34% from 3.14% for the three months ended June 30, 2021. Excluding net gains/losses from qualifying hedges and purchase accounting adjustments, the net interest margin increased 13 basis points to 3.27% for the three months ended September 30, 2021 from 3.14% for the three months ended June 30, 2021.

Our loan portfolio is greater than 87% collateralized by real estate with an average loan to value of less than 38%. We have a long history and foundation built upon disciplined underwriting, good credit quality and a resilient seasoned loan portfolio with strong asset protection. The average loan-to-value on our non-performing real estate loans at September 30, 2021 remained conservative at approximately 35%. At September 30 2021, our ACL - loans stands at 55 basis points of gross loans and 180% of non-performing loans. Non-performing assets at the end of the quarter were 25 basis points of total assets.

The Bank and Company remain well capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

General. Net income for the three months ended September 30, 2021 was $25.4 million, an increase of $11.1 million from $14.3 million for the three months ended September 30, 2020. Diluted earnings per common share were $0.81 for the three months ended September 30, 2021, an increase of $0.31 from $0.50 for the three months ended September 30, 2020.

Return on average equity increased to 15.42% for the three months ended September 30, 2021 from 9.94% for the three months ended September 30, 2020. Return on average assets increased to 1.26% for the three months ended September 30, 2021 from 0.81% for the three months ended September 30, 2020.

Interest Income. Interest and dividend income increased $9.0 million, or 14.1%, to $73.0 million for the three months ended September 30, 2021 from $63.9 million for the three months ended September 30, 2020. The increase in interest income was primarily attributable to an increase of $932.4 million in the average balance of interest-earning assets to $7,608.3 million for the three months ended September 30, 2021 from $6,675.9 million for the comparable prior year period. The increase in the average balance was primarily driven by the acquisition of Empire Bancorp, Inc. (“Empire”) in the fourth quarter of 2020 coupled with organic growth throughout 2021. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, decreased two basis points to 3.96% for the three months ended September 30, 2021 from 3.98% for the three months ended September 30, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $4.4 million, or 31.5%, to $9.6 million for the three months ended September 30, 2021 from $14.0 million for the three months ended September 30, 2020. The decrease in interest expense was primarily due to a decline of 37 basis points in the average cost of interest-bearing liabilities to 0.61% for the three months ended September 30, 2021 from 0.98% for the three months ended September 30, 2020, partially offset by an increase of $579.0 million in the average balance of interest-bearing liabilities to $6,310.9 million for the three months ended September 30, 2021 from $5,731.9 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s response to the Federal Reserve lowering rates.

Net Interest Income. Net interest income for the three months ended September 30, 2021 was $63.4 million, an increase of $13.4 million, or 26.9%, from $49.9 million for the three months ended September 30, 2020. The increase in net interest income was primarily due to an increase of 34 basis points in the net interest margin to 3.34% for the quarter ended September 30, 2021 compared to 3.00% for the quarter ended September 30, 2020, coupled with net interest-earning assets growing $353.5 million to $1,297.5 million during the same period. Included in net interest income was prepayment penalty income from loans totaling $1.8 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, net gains from fair value adjustments on qualifying hedges totaling $0.2 million for both the three months ended September 30, 2021 and 2020, and purchase accounting income adjustments of $1.1 million for the three months ended September 30, 2021. Excluding all of these items and other immaterial items, the net interest margin for the three months ended September 30, 2021 was 3.15%, an increase of 26 basis points, from to 2.89% for the three months ended September 30, 2020.

(Benefit) Provision for Credit Losses. During the three months ended September 30, 2021, a benefit for credit losses was recorded totaling $6.9 million, compared to a provision of $2.5 million for the three months ended September 30, 2020. The benefit recorded during the three months ended September 30, 2021 was driven by the improving economic conditions. During the three months ended September 30, 2021, non-accrual loans increased $0.9 million to $18.3 million from $17.4 million at June 30, 2021. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 35% at September 30, 2021. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended September 30, 2021 was $0.9 million, a decrease of $0.5 million from income of $1.4 million recorded in the prior year comparable period. The decrease was primarily due to a decrease in banking services fee income.

Non-Interest Expense. Non-interest expense for the three months ended September 30, 2021 was $36.3 million, an increase of $6.4 million, or 21.2%, from $30.0 million for the three months ended September 30, 2020. The increase in non-interest expense was primarily due to the growth of the Company, which includes the impact of the acquisition of Empire, and merger charges of $2.1 million for the three months ended September 30, 2021.

Income before Income Taxes. Income before income taxes for the three months ended September 30, 2021 was $34.8 million, an increase of $16.0 million, or 85.0%, from $18.8 million for the three months ended September 30, 2020 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $9.4 million for the three months ended September 30, 2021, an increase of $4.9 million, or 109.4%, from $4.5 million for the three months ended September 30, 2020. The increase was primarily due to an increase in income before income taxes. The effective tax rate for three months ended September 30, 2021 was 27.0% compared to 23.9% for the three months ended September 30, 2020. The increase in the effective tax rate for the three months ended September 30, 2021, reflects the discontinuation of New York State and New York City tax benefits provided by the Company’s subsidiary, Flushing Preferred Funding Corporation. Due to regulations, the benefit is not available to banks with average assets of greater than $8.0 billion. Flushing Preferred Funding Corporation was dissolved as of June 30, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

General. Net income for the nine months ended September 30, 2021 was $63.7 million, an increase of $32.5 million, or 104.1%, from $31.2 million for the nine months ended September 30, 2020. Diluted earnings per common share were $2.02 for the nine months ended September 30, 2021, an increase of $0.94, or 87.0%, from $1.08 for the nine months ended September 30, 2020.

Return on average equity increased to 13.24% for the nine months ended September 30, 2021 from 7.30% for the nine months ended September 30, 2020. Return on average assets increased to 1.04% for the nine months ended September 30, 2021 from 0.58% for the nine months ended September 30, 2020.

Interest Income. Interest and dividend income increased $21.5 million, or 11.0%, to $216.8 million for the nine months ended September 30, 2021 from $195.4 million for the nine months ended September 30, 2020. The increase in interest income was primarily attributable to an increase of $953.4 million in the average balance of interest-earning assets to $7,688.4 million for the nine months ended September 30, 2021 from $6,735.0 million for the comparable prior year period, partially offset by a decrease of 11 basis points in the yield of average interest earning assets. The increase in the average balance was primarily driven by the acquisition of Empire in the fourth quarter of 2020 coupled with organic growth. The decrease in the yield on interest-earning assets was primarily due to decreases of 60 basis points in the yield of taxable securities from the repayment of higher yielding securities being replaced by lower yielding securities. Excluding prepayment penalty income from loans and securities, net recoveries/(reversals) of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, decreased 16 basis points to 3.94% for the nine months ended September 30, 2021 from 4.10% for the nine months ended September 30, 2020.

Interest Expense. Interest expense decreased $24.4 million, or 43.6%, to $31.5 million for the nine months ended September 30, 2021 from $55.9 million for the nine months ended September 30, 2020. The decrease in interest expense was primarily due to a decline of 62 basis points in the cost of average interest-bearing liabilities to 0.65% for the nine months ended September 30, 2021 from 1.27% for the nine months ended September 30, 2020, partially offset by an increase of $574.9 million in the average balance of interest-bearing liabilities to $6,439.9 million for the nine months ended September 30, 2021 from $5,865.0 million for the comparable prior year period. The decrease in the cost of interest-bearing liabilities was primarily due to the Company’s response to the Federal Reserve lowering rates.

Net Interest Income. Net interest income for the nine months ended September 30, 2021 was $185.3 million, an increase of $45.8 million, or 32.9%, from $139.5 million for the nine months ended September 30, 2020. The increase in net interest income was primarily due to an increase of $378.5 million in net interest-earning assets to $1,248.4 million for the nine months ended September 30, 2021 from $869.9 million for the comparable prior year period, coupled with a 45 basis point increase in the net interest margin to 3.22% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Included in net interest income was prepayment penalty income from loans and securities totaling $4.9 million and $2.9 million for the nine months ended September 30, 2021 and 2020, respectively, net recovered interest from non-accrual loans totaling $0.2 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively, net gains (losses) from fair value adjustments on qualifying hedges totaling $1.0 million and ($2.2) million for nine months ended September 30, 2021 and 2020, respectively, and purchase accounting income adjustments of $2.6 million for the nine months ended September 30, 2021. Excluding all of these items, the net interest margin for the nine months ended September 30, 2021 was 3.07%, an increase of 33 basis points, from to 2.74% for the nine months ended September 30, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

(Benefit) Provision for Credit Losses. During the nine months ended September 30, 2021, a benefit for credit losses was recorded totaling $5.7 million, compared to a provision of $19.3 million for the nine months ended September 30, 2020. The benefit recorded during the nine months ended September 30, 2021 was primarily driven by improving economic conditions, partially offset by net charge-offs totaling $3.1 million. During the nine months ended September 30, 2021, non-accrual loans were stable $18.3 million. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 35% at September 30, 2021. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2021 was $4.0 million, a decrease of $8.3 million from the comparable prior year period. The decrease was primarily due to an increase in net losses from fair value adjustments to a net loss totaling $7.9 million for the nine months ended September 30, 2021 compared to net gains of $2.0 million for the same period in 2020.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2021 was $108.5 million, an increase of $17.4 million, or 19.1%, from $91.1 million for the nine months ended September 30, 2020. The increase in non-interest expense was primarily due to the growth of the Company, which includes the impact of the acquisition of Empire.

Income before Income Taxes. Income before income taxes increased $45.1 million, to $86.5 million for the nine months ended September 30, 2021 from $41.3 million for the nine months ended September 30, 2020 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $22.7 million for the nine months ended September 30, 2021, an increase of $12.7 million from $10.1 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in income before income taxes. The effective tax rate for nine months ended September 30, 2021 was 26.3% compared to 24.4% for the nine months ended September 30, 2020. The increase in the effective tax rate for the nine months ended September 30, 2021, reflects the discontinuation of New York State and New York City tax benefits provided by the Company’s subsidiary, Flushing Preferred Funding Corporation. Due to regulations, the benefit is not available to banks with average assets of greater than $8.0 billion. Flushing Preferred Funding Corporation was dissolved as of June 30, 2021.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2021 were $8,077.3 million, an increase of $100.9 million, or 1.3%, from $7,976.4 million at December 31, 2020. Total loans, net decreased $65.5 million, or 1.0%, during the nine months ended September 30, 2021, to $6,594.0 million from $6,659.5 million at December 31, 2020. The decrease was primarily due to PPP loan forgiveness totaling $159.8 million during the nine months ended September 30, 2021. Loan originations and purchases were $891.2 million for the nine months ended September 30, 2021, an increase of $203.1 million, or 29.5%, from $688.1 million for the nine months ended September 30, 2020. In order to support our customers during this COVID-19 pandemic, we originated $138.7 million of PPP loans during the nine months ended September 30, 2021. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $530.7 million at September 30, 2021, compared to $354.6 million at December 31, 2020.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2021	2020	2021	2020
Multi-family residential (1)	$41,850	$33,733	$167,316	$160,705
Commercial real estate (2)	48,447	26,644	103,566	134,218
One-to-four family – mixed-use property	12,823	3,867	28,670	25,439
One-to-four family – residential (3)	2,761	2,296	65,386	13,383
Co-operative apartments	—	—	—	704
Construction (4)	8,687	5,420	21,091	14,990
Small Business Administration (5)	415	18,456	143,093	111,754
Commercial business and other (6)	128,946	65,160	362,100	226,895
Total	$243,929	$155,576	$891,222	$688,088
(1)	Includes purchases of $3.1 million for the nine months ended September 30, 2020.
(2)	Includes purchases of $13.9 million for the three months ended September 30, 2021. Includes purchase of $13.9 million and $30.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)	Includes purchases of $58.0 million for the nine months ended September 30, 2021.
(4)	Includes purchases of $2.3 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively. Includes purchases of $9.2 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(5)	Includes $18.4 million of SBA PPP loans for the three months ended September 30, 2020 Includes $138.7 million and $111.6 million of SBA PPP loans for the nine months ended September 30, 2021 and 2020, respectively.
(6)	Includes purchases of $45.8 million and $19.5 million for the three months ended September 30, 2021 and 2020, respectively. Includes purchases of $111.6 million and $77.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the nine months ended September 30, 2021 had an average loan-to-value ratio of 45.3% and an average debt coverage ratio of 183.3%.

The Bank’s non-performing assets totaled $20.2 million at September 30, 2021, a decrease of $0.9 million, or 4.2%, from $21.1 million at December 31, 2020. Total non-performing assets as a percentage of total assets were 0.25% at September 30, 2021 and 0.26% at December 31, 2020. The ratio of ACL - loans to total non-performing loans was 179.9% at September 30, 2021 and 214.3% at December 31, 2020.

During the nine months ended September 30, 2021, mortgage-backed securities increased $179.7 million, or 43.6%, to $592.0 million from $412.4 million at December 31, 2020. The increase in mortgage-backed securities during the nine months ended September 30, 2021 was primarily due to the purchase of securities totaling $310.9 million at an average rate of 1.28%, partially offset by maturities and principal repayments of securities totaling $118.2 million, and the decline in the fair value of the securities totaling $10.8 million.

During the nine months ended September 30, 2021, other securities, decreased $30.8 million, or 10.5%, to $262.6 million from $293.4 million at December 31, 2020. The decrease in other securities during the nine months ended September 30, 2021, was primarily due to maturities, sales and calls totaling $233.5 million, partially offset by purchases of $197.5 million at an average rate of 0.53% and an increase in the fair value of other securities of $5.8 million. At September 30, 2021 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and CLOs.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $7,409.2 million at September 30, 2021, an increase of $51.8 million, or 0.7%, from $7,357.4 million at December 31, 2020. During the nine months ended September 30, 2021, due to depositors increased $330.7 million, or 5.4%, to $6,421.4 million due to an increase of $428.9 million in non-maturity deposits, partially offset by a decrease of $98.3 million in certificates of deposit. The decrease in certificates of deposit was due to management’s decision to allow these deposits to mature and replace with lower cost funding. The increase in non-maturity deposits was due to increases of $469.7 million and $162.6 million in money market accounts and demand deposits accounts, respectively, partially offset by a decrease of $187.5 million and $15.9 million in NOW accounts and savings accounts, respectively. Included in deposits were brokered deposits totaling $605.8 million, a decrease of $468.2 million from $1,074.1 million at December 31, 2020.  Borrowed funds decreased $268.0 million during the nine months ended September 30, 2021, as the increase in deposits funded balance sheet growth.

Equity. Total stockholders’ equity increased $49.1 million, or 7.9%, to $668.1 million at September 30, 2021 from $619.0 million at December 31, 2020. Stockholders’ equity increased due to net income totaling $63.7 million, an increase in accumulated other comprehensive income of $7.3 million and the net impact of vesting and exercising of shares of employee and director stock plans totaling $4.4 million. These increases were partially offset by declaration and payment of dividends on the Company’s common stock of $0.63 per common share totaling $19.9 million and 285,643 shares repurchased totaling $6.4 million. Book value per common share improved to $21.78 at September 30, 2021 compared to $20.11 at December 31, 2020.

Cash flow. During the nine months ended September 30, 2021, funds provided by the Company’s operating and financing activities amounted to $59.6 million and $48.3 million, respectively. These funds were utilized to fund $86.7 million in investing activities. The Company’s primary business objective is the origination and purchase of multi-family residential loans, commercial business loans and commercial real estate mortgage loans and to a lesser extent one-to-four family (including mixed-use properties) and SBA loans. During the nine months ended September 30, 2021, the net total of loan purchases, originations, loan repayments and sales was an inflow of $64.7 million. During the nine months ended September 30, 2021, the Company funded $508.4 million in purchases of securities available for sale. During the nine months ended September 30, 2021, funds were provided by sales, calls, prepayments and maturities of available for sale securities totaling $352.6 million. During the nine months ended September 30, 2021, funds were provided by an increase in deposits totaling $352.3 million. The funds were used to repay $251.4 million in long-term borrowings and $25.0 million in short-term borrowings. The Company also used funds totaling $19.9 million for dividend payments and $7.8 million for purchases of treasury stock during the nine months ended September 30, 2021.

INTEREST RATE RISK

Economic Value of Equity Analysis. The Consolidated Statements of Financial Position have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets which could adversely affect the Company’s results of operations if such assets were sold, or, in the case of securities classified as available for sale, decreases in the Company’s stockholders’ equity, if such securities were retained.

The Company quantifies the net portfolio value should interest rates immediately go up 200 basis points or down 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2021. Various estimates regarding prepayment assumptions are made at each level of rate shock. At September 30, 2021, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of September 30, 2021:

Change in Interest Rate	Net Portfolio Value	Net Portfolio Value Ratio
-100 Basis points	(6.63)%	10.78%
Base interest rate	—	11.73
+100 Basis points	(4.55)	11.46
+200 Basis points	(9.87)	11.08

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management provides a report for review by the ALCO Investment Committee of the Board of Directors. This report quantifies the potential changes in net interest income and net portfolio value through various interest rate scenarios.

The starting point for the net interest income simulation is an estimate of the next twelve month’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 3.4% from a 100 basis point increase in rates over the next twelve months. Actual results could differ significantly from these estimates.

At September 30, 2021, the Company had a derivative portfolio with a notional value totaling $1.5 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of forward swaps on certain short-term advances and brokered CDs totaling $996.5 million.  At September 30, 2021, $591.5 million of the forward swaps are effective swaps at a weighted average rate of 1.95% that largely mature by the end of 2023 and $405.0 million of the forward swaps become effective at different points through 2024, at an average rate of 0.77%. A summary of maturity dates and effective dates of our forward swaps on short-term advances and brokered CDs held at September 30, 2021, are shown in the table below:

	2022		2023		2024		2025
(Dollars in thousands)	Notional	Weighted Average Rate	Notional	Weighted Average Rate	Notional	Weighted Average Rate	Notional	Weighted Average Rate

Effective Swaps Maturity	$125,000	1.86%	$321,000	2.09%	$121,000	1.96%	$25,000	0.47%
Forward Starting Swaps	125,000	0.88	230,000	0.70	50,000	0.80	—	—

The net interest income simulation incorporates the next twelve months (through September 30, 2022) and only a portion of the effective swap maturities and the forward starting swaps are included in this period. Assuming another equal increment ramp of 100 basis points increase in rates in the second year (through September 30, 2023), for a total of 200 basis points over two years, the total derivative portfolio has a 1.7% benefit to net interest income (versus the base case) in the first year and a cumulative benefit of 4.8% by the second year.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2021				2020
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,158,213	$55,114	4.27%		$4,721,742	$49,814	4.22%
Other loans, net	1,475,088	14,084	3.82		1,182,309	10,553	3.57
Total loans, net (1) (2)	6,633,301	69,198	4.17		5,904,051	60,367	4.09
Taxable securities:
Mortgage-backed securities	590,732	2,279	1.54		413,902	1,928	1.86
Other securities	217,763	1,008	1.85		243,754	1,166	1.91
Total taxable securities	808,495	3,287	1.63		657,656	3,094	1.88
Tax-exempt securities: (3)
Other securities	50,832	539	4.24		51,652	557	4.31
Total tax-exempt securities	50,832	539	4.24		51,652	557	4.31
Interest-earning deposits and federal funds sold	115,689	42	0.15		62,537	13	0.08
Total interest-earning assets	7,608,317	73,066	3.84		6,675,896	64,031	3.84
Other assets	464,601				407,132
Total assets	$8,072,918				$7,083,028
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$153,120	61	0.16		$160,100	65	0.16
NOW accounts	2,107,866	1,227	0.23		1,625,109	1,242	0.31
Money market accounts	2,107,473	1,683	0.32		1,461,996	2,108	0.58
Certificate of deposit accounts	1,037,964	1,734	0.67		1,106,355	3,700	1.34
Total due to depositors	5,406,423	4,705	0.35		4,353,560	7,115	0.65
Mortgagors' escrow accounts	68,562	—	—		55,868	(22)	(0.16)
Total deposits	5,474,985	4,705	0.34		4,409,428	7,093	0.64
Borrowed funds	835,874	4,884	2.34		1,322,471	6,897	2.09
Total interest-bearing liabilities	6,310,859	9,589	0.61		5,731,899	13,990	0.98
Non-interest-bearing deposits	933,443				589,674
Other liabilities	169,328				184,943
Total liabilities	7,413,630				6,506,516
Equity	659,288				576,512
Total liabilities and equity	$8,072,918				$7,083,028
Net interest income / net interest rate spread (tax equivalent) (3)		$63,477	3.23%			$50,041	2.86%
Net interest-earning assets / net interest margin(tax equivalent)	$1,297,458		3.34%		$943,997		3.00%
Ratio of interest-earning assets to interest-bearing liabilities			1.21	X			1.16	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.4 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively.
(2)	Loan interest income includes net gains from fair value adjustments on qualifying hedges of $0.2 million for each of the three month periods ended September 30, 2021 and 2020.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million in each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the nine months ended September 30,
	2021				2020
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,148,204	$163,320	4.23%		$4,727,094	$148,945	4.20%
Other loans, net	1,525,105	42,898	3.75		1,154,764	33,088	3.82
Total loans, net (1) (2)	6,673,309	206,218	4.12		5,881,858	182,033	4.13
Taxable securities:
Mortgage-backed securities	534,836	6,210	1.55		462,216	7,295	2.10
Other securities	249,899	3,008	1.60		243,782	4,221	2.31
Total taxable securities	784,735	9,218	1.57		705,998	11,516	2.17
Tax-exempt securities: (3)
Other securities	50,830	1,604	4.21		58,464	1,876	4.28
Total tax-exempt securities	50,830	1,604	4.21		58,464	1,876	4.28
Interest-earning deposits and federal funds sold	179,480	129	0.10		88,659	325	0.49
Total interest-earning assets	7,688,354	217,169	3.77		6,734,979	195,750	3.88
Other assets	472,767				396,871
Total assets	$8,161,121				$7,131,850
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$158,708	202	0.17		$180,829	420	0.31
NOW accounts	2,182,660	4,432	0.27		1,495,473	7,989	0.71
Money market accounts	2,019,497	5,843	0.39		1,579,712	12,358	1.04
Certificate of deposit accounts	1,061,293	5,869	0.74		1,186,188	15,031	1.69
Total due to depositors	5,422,158	16,346	0.40		4,442,202	35,798	1.07
Mortgagors' escrow accounts	75,171	3	0.01		69,427	44	0.08
Total deposits	5,497,329	16,349	0.40		4,511,629	35,842	1.06
Borrowed funds	942,599	15,188	2.15		1,353,416	20,047	1.97
Total interest-bearing liabilities	6,439,928	31,537	0.65		5,865,045	55,889	1.27
Non-interest-bearing deposits	904,522				533,563
Other liabilities	175,317				163,044
Total liabilities	7,519,767				6,561,652
Equity	641,354				570,198
Total liabilities and equity	$8,161,121				$7,131,850
Net interest income / net interest rate spread (tax equivalent) (3)		$185,632	3.12%			$139,861	2.61%
Net interest-earning assets / net interest margin(tax equivalent)	$1,248,426		3.22%		$869,934		2.77%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.15	X

(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $8.2 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $1.0 million and ($2.2) million for the nine months ended September 30, 2021 and 2020, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020.

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

	For the nine months ended September 30,
(In thousands)	2021	2020

Mortgage Loans
At beginning of period	$5,228,271	$4,677,703

Mortgage loans originated:
Multi-family residential	167,316	157,577
Commercial real estate	89,678	104,213
One-to-four family – mixed-use property	28,670	25,439
One-to-four family – residential	7,434	13,383
Co-operative apartments	—	704
Construction	11,865	10,384
Total mortgage loans originated	304,963	311,700

Mortgage loans purchased:
Multi-family residential	—	3,128
Commercial real estate	13,888	30,005
One-to-four family - residential	57,952	—
Construction	9,226	4,606
Total mortgage loans purchased	81,066	37,739

Less:
Principal and other reductions	406,720	289,356
Sales	23,895	498
Charge-offs	139	3
At end of period	$5,183,546	$4,737,285

Non-Mortgage Loans
At beginning of period	$1,473,358	$1,079,232
Other loans originated:
Small Business Administration (1)	143,093	111,754
Commercial business	247,025	128,079
Other	3,436	3,662
Total other loans originated	393,554	243,495

Other loans purchased:
Commercial business	111,639	95,154
Total other loans purchased	111,639	95,154

Less:
Principal and other reductions	530,020	224,236
Charge-offs	4,988	3,250
At end of period	$1,443,543	$1,190,395

(1)	Includes SBA PPP originations totaling $138.7 million and $111.6 million for the nine months ended September 30, 2021 and 2020, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	September 30,	December 31,
(In thousands)	2021	2020
Accrual Status:
Multi-family residential	$1,681	$1,700
Commercial real estate	7,572	7,702
One-to-four family - mixed-use property	1,391	1,459
One-to-four family - residential	489	507
Commercial business and other	1,726	1,588
Total	12,859	12,956

Non-Accrual Status:
One-to-four family - mixed-use property	264	272
Commercial business and other	14	2,243
Taxi medallion	—	440
Total	278	2,955

Total performing troubled debt restructured	$13,137	$15,911

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at the period indicated:

	September 30,	December 31,
(In thousands)	2021	2020

Loans 90 days or more past due and still accruing:
Multi-family residential	$—	$201
Commercial real estate	—	2,547
Construction loans	873	—
Commercial Business and other	1,052	—
Total	1,925	2,748
Non-accrual loans:
Multi-family residential	4,192	2,524
Commercial real estate	613	1,683
One-to-four family - mixed-use property (1)	2,204	1,366
One-to-four family - residential	7,807	5,854
Small business administration	976	1,151
Taxi medallion(1)	—	2,317
Commercial Business and other (1)	2,500	3,430
Total	18,292	18,325
Total non-performing loans	20,217	21,073
Other non-performing assets:
Other assets acquired through foreclosure	—	35
Total	—	35
Total non-performing assets	$20,217	$21,108

Non-performing assets to total assets	0.25%	0.26%
ACL - loans to non-performing loans	179.86%	214.27%

(1) Not included in the above analysis are non-accrual performing TDR mixed-use property loans totaling $0.3 million at September 30, 2021 and December 31, 2020; non-accrual performing TDR taxi medallion loans totaling $0.4 million at December 31, 2020 and non-accrual performing TDR commercial business loans totaling $14,000 at September 30, 2021 and $2.2 million December 31, 2020.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2021 and December 31, 2020. The Company did not hold any classified investment securities at September 30, 2021 and December 31, 2020. The Company had $21.0 million in criticized investment securities at September 30, 2021 and none at December 31, 2020 . Our total Criticized and Classified assets were $89.9 million at September 30, 2021, an increase of $18.0 million from $71.9 million at December 31, 2020.

Included within net loans as of September 30, 2021 and December 31, 2020 were $9.3 million and $5.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	At or for the nine months ended September 30,
(Dollars in thousands)	2021	2020

Balance at beginning of period	$45,153	$21,751
Loans- CECL Adoption	—	379
Loans- Charge-off	(5,127)	(3,253)
Loans- Recovery	1,979	260
Loans- (Benefit) Provision	(5,642)	19,206
ACL - loans	$36,363	$38,343

Balance at beginning of period	$907	$—
HTM Securities- CECL Adoption	—	340
HTM Securities- (Benefit) Provision	(64)	62
ACL - HTM Securities	$843	$402

Balance at beginning of period	$1,815	$—
Off-Balance Sheet - CECL Adoption	—	553
Off-Balance Sheet- (Benefit) Provision	(504)	1,006
ACL - Off-Balance Sheet	$1,311	$1,559

Allowance for Credit Losses	$38,517	$40,304

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	At or for the nine months ended September 30,
(Dollars in thousands)	2021	2020

Balance at beginning of period	$45,153	$21,751
CECL Adoption	—	379
(Benefit) Provision for credit losses on loans	(5,642)	19,206

Loans charged-off:
Multi-family residential	(43)	—
Commercial real estate	(64)	—
One-to-four family - mixed-use property	(32)	(3)
Small Business Administration	—	(178)
Taxi medallion	(2,758)	(951)
Commercial business and other	(2,230)	(2,121)
Total loans charged-off	(5,127)	(3,253)

Recoveries:
Multi-family residential	10	27
One-to-four family - mixed-use property	133	138
One-to-four family - residential	154	10
Small Business Administration	27	67
Taxi medallion	1,457	—
Commercial business and other	198	18
Total recoveries	1,979	260

Net charge-offs	(3,148)	(2,993)
Balance at end of period	$36,363	$38,343

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.07%
Ratio of ACL - loans to gross loans at end of period	0.31%	0.65%
Ratio of ACL - loans to non-performing assets at end of period	179.86%	154.44%
Ratio of ACL - loans to non-performing loans at end of period	179.86%	154.66%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2021:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2021	25,000	$22.09	25,000	1,259,806
August 1 to August 31, 2021	130,541	22.47	130,541	1,129,265
September 1 to September 30, 2021	130,102	22.42	130,102	999,163
Total	285,643	22.42	285,643

During the quarter ended September 30, 2021, the Company repurchased 285,643 shares of the Company’s common stock. On September 30, 2021, 999,163 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

10.1	Amended Flushing Financial Corporation 2014 Omnibus Plan (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.
(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2021.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Subordinated Indenture, dated as of December 12, 2016, by and between the Company and Wilmington Trust, National Association, as Trustee. (7)
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

10.1	Amended Flushing Financial Corporation 2014 Omnibus Plan (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 8-K filed December 12, 2016.
(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2021.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	November 5, 2021	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	November 5, 2021	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer