Form 10-K
period 2021-12-31
FLUSHING FINANCIAL CORP
filed 2022-03-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $628,986,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $21.43.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2022 was 30,481,543 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2021 are incorporated herein by reference in Part III.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (this “Annual Report”) relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions “Business — General — Allowance for Credit Losses” and “Business — General — Market Area and Competition” in Item 1 below, “Risk Factors” in Item 1A below, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 below, and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,”, “goals”, “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

PART I

As used in this Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021.

Item 1.    Business.

GENERAL

Overview

The Holding Company is a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. Our primary business is the operation of the Bank. The Bank owned three subsidiaries during all or a portion of 2021: Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021. The Bank also operates an internet branch (the “Internet Branch”), which operates under the brands of iGObanking.com® and BankPurely®. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt and junior subordinated debt, and issuances of equity securities. The Holding Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2021, the Company had total assets of $8.0 billion, deposits of $6.3 billion and stockholders’ equity of $0.7 billion.

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

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2021, we had gross loans outstanding of $6,633.9 million (before the allowance for credit losses and net deferred costs), with gross mortgage loans totaling $5,200.8 million, or 78.4% of gross loans, and non-mortgage loans totaling $1,433.1 million, or 21.6% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which represent 73.3% of gross loans. Our revenues are derived principally from interest on loans, our mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by changes in interest rates as well as national and local economic conditions, including the strength of the local economy. The outbreak of the Coronavirus Disease 2019 (“COVID-19”) pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and impaired to some extent the ability of some customers to fulfill their financial obligations to the Company. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

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

The CARES Act, as amended, includes provisions for the Company to temporarily opt out of applying the TDR accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications have been eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision and at December 31, 2021, we had 20 active forbearances for loans with an aggregate outstanding loan balance of approximately $71.9 million.

According to the New York Department of Labor, the unemployment rate for the New York City region decreased to 8.8% at December 2021 from 12.0% at December 2020. Although, the unemployment rate improved year-over-year, the rate is still elevated compared to many parts of the United States, primarily resulting from the increased impact COVID-19 had on the New York City metropolitan area. Non-performing loans totaled $14.9 million, $21.1 million, and $13.3 million at December 31, 2021, 2020, and 2019, respectively. We had net charge-offs of impaired loans in 2021 totaling $3.1 million compared to $3.6 million and $2.0 million for the years ended December 31, 2020, and 2019, respectively.

Additionally, primarily as a result of improved economic conditions, our (benefit) provision for credit losses decreased to ($4.9) million for the year ended December 31, 2021 from $23.1 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively.

Market Area and Competition

We are a community oriented commercial bank offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office and it’s executive offices are in Uniondale, New York, located in Nassau County. At December 31, 2021, the Bank operated 24 full-service offices and the Internet Branch. We have offices located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau and Suffolk County, New York. The vast majority of all of our mortgage loans are secured by properties located in the New York City metropolitan area.

We face intense competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than we do, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 113 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2021, in these counties was 0.32% of the total deposits of these FDIC insured competing financial institutions, and we are the 22nd largest financial institution. 1 In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize.

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

1 Per June 2021 FDIC Summary of Deposits for the New York State Counties of New York, Kings, Queens, Nassau and Suffolk

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans and other consumer loans. The vast majority of our mortgage loans are secured by properties located within our market area. At December 31, 2021, we had gross loans outstanding of $6,633.9 million (before the allowance for credit losses and net deferred costs).

We have focused our loan origination efforts on multi-family residential mortgage loans, commercial real estate and commercial business loans with full banking relationships. All of these loan types generally include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contact with mortgage brokers and other professionals who serve as referral sources.

Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential property mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and may expose the lender to a greater risk of credit loss than one-to-four family residential property mortgage loans. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for credit losses and to maintain an allowance for credit losses as a percentage of total loans in excess of the allowance we currently maintain. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio. See “General – Overview” in this Item 1 of this Annual Report.

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

The majority of our commercial business loans are generated by the Company’s business banking group which focuses on loan and deposit relationships to businesses located within our market area. These loans are generally personally guaranteed by the owners, and may be secured by the assets of the business, which at times may include real estate. The interest rate on these loans are generally adjustable based on a published index. These loans, while providing us a higher rate of return, also present a higher level of risk. The greater risk associated with commercial business loans could require us to increase our provision for credit losses, and to maintain an allowance for credit losses as a percentage of total loans in excess of the allowance we currently maintain.

At times, we may purchase whole or participations in loans from banks, mortgage bankers and other financial institutions when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated. Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2021		2020		2019		2018		2017
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,517,026	37.94%	$2,533,952	37.81%	$2,238,591	38.88%	$2,269,048	41.00%	$2,273,595	44.08%
Commercial real estate	1,775,629	26.77	1,754,754	26.18	1,582,008	27.48	1,542,547	27.86	1,368,112	26.51
One-to-four family - mixed-use property	571,795	8.62	602,981	9.00	592,471	10.29	577,741	10.44	564,206	10.93
One-to-four family - residential (1)	268,255	4.04	245,211	3.66	188,216	3.27	190,350	3.44	180,663	3.50
Co-operative apartment (2)	8,316	0.13	8,051	0.12	8,663	0.15	8,498	0.15	6,895	0.13
Construction	59,761	0.90	83,322	1.24	67,754	1.18	50,600	0.91	8,479	0.16
Gross mortgage loans	5,200,782	78.40	5,228,271	78.01	4,677,703	81.25	4,638,784	83.80	4,401,950	85.31

Non-mortgage loans:
Small Business Administration (3)	93,811	1.41	167,376	2.50	14,445	0.25	15,210	0.27	18,479	0.36
Taxi medallion	—	—	2,757	0.04	3,309	0.06	4,539	0.08	6,834	0.13
Commercial business and other	1,339,273	20.19	1,303,225	19.45	1,061,478	18.44	877,763	15.85	732,973	14.20
Gross non-mortgage loans	1,433,084	21.60	1,473,358	21.99	1,079,232	18.75	897,512	16.20	758,286	14.69
Gross loans	6,633,866	100.00%	6,701,629	100.00%	5,756,935	100.00%	5,536,296	100.00%	5,160,236	100.00%

Unearned loan fees and deferred costs, net	4,239		3,045		15,271		15,188		16,763
Less: Allowance for credit losses	(37,135)		(45,153)		(21,751)		(20,945)		(20,351)
Loans, net	$6,600,970		$6,659,521		$5,750,455		$5,530,539		$5,156,648
(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2021, gross home equity loans totaled $28.4 million and condominium loans totaled $29.0 million.
(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.
(3)	Includes SBA Payment Protection Program (“SBA PPP”) loans totaling $77.4 million and $151.9 million at December 31, 2021 and 2020, respectively.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2021	2020	2019

Mortgage Loans
At beginning of year	$5,228,271	$4,677,703	$4,638,784
Mortgage loans originated:
Multi-family residential	246,964	207,101	245,775
Commercial real estate	140,948	157,592	178,336
One-to-four family mixed-use property	41,110	35,131	66,128
One-to-four family residential	12,596	21,805	25,024
Co-operative apartment	413	704	2,117
Construction	26,375	12,059	16,153
Total mortgage loans originated	468,406	434,392	533,533

Mortgage loans purchased:
Multi-family residential	—	5,628	1,832
Commercial real estate	27,534	34,260	—
One-to-four family residential	57,952	—	—
Construction	11,749	9,800	17,766
Total mortgage loans purchased	97,235	49,688	19,598

Acquisition of Empire loans:
Multi-family residential	—	287,239	—
Commercial real estate	—	81,349	—
One-to-four family mixed-use property	—	25,151	—
One-to-four family residential	—	54,437	—
Construction	—	12,912	—
Total mortgage loans acquired	—	461,088	—

Less:
Principal reductions	565,606	394,099	505,099
Mortgage loan sales	27,384	498	8,482
Charge-offs	140	3	392
Loans transferred to OREO	—	—	239
At end of year	$5,200,782	$5,228,271	$4,677,703

Non-mortgage loans
At beginning of year	$1,473,358	$1,079,232	$897,512
Loans originated:
Small Business Administration (1)	143,363	112,352	3,426
Commercial business	375,508	254,121	402,127
Other	4,594	9,960	1,992
Total other loans originated	523,465	376,433	407,545

Non-mortgage loans purchased:
Commercial business	164,856	143,601	201,624
Total non-mortgage loans purchased	164,856	143,601	201,624

Acquisition of Empire loans:
Small Business Administration (2)	—	62,778	—
Commercial business	—	161,495	—
Other	—	43	—
Total non-mortgage loans acquired	—	224,316	—

Less:
Non-mortgage loan sales	—	6,876	5,213
Principal reductions	723,601	339,346	419,850
Charge-offs	4,994	4,002	2,386
At end of year	$1,433,084	$1,473,358	$1,079,232

(1)	Includes $138.7 million and $111.6 million of SBA PPP loans for the years ended December 31, 2021 and 2020, respectively.
(2)	Includes $55.5 million of SBA PPP loans acquired from Empire at December 31, 2020.

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2021. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans							Non-mortgage loans
			One-to-four
			family	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family	Co-operative			Small Business	business
(In thousands)	residential	real estate	property	residential	apartment		Construction	Administration	and other	Total loans

Amounts due within one year	$304,068	$316,919	$45,083	$17,196	$283		$36,064	$29,712	$458,313	$1,207,638
Amounts due after one year:
One to two years	267,807	225,765	43,359	17,676	296		19,154	16,586	231,610	822,253
Two to three years	240,565	190,783	41,338	17,044	303		3,327	16,584	179,033	688,977
Three to five years	226,995	179,467	42,360	15,863	314		291	16,414	132,439	614,143
Five to fifteen years	208,956	151,399	42,534	15,352	7,120		925	3,307	104,097	533,690
Over fifteen years	1,268,635	711,296	357,121	185,124	—	—	—	11,208	233,781	2,767,165
Total due after one year	2,212,958	1,458,710	526,712	251,059	8,033		23,697	64,099	880,960	5,426,228
Total amounts due	$2,517,026	$1,775,629	$571,795	$268,255	$8,316		$59,761	$93,811	$1,339,273	$6,633,866

Sensitivity of loans to changes in interest rates - loans due after one year :
Fixed rate loans	$282,325	$107,558	$164,361	$24,300	$677		$—	$47,948	$531,291	$1,158,460
Adjustable rate loans	1,930,633	1,351,152	362,352	226,759	7,356		23,697	16,151	349,669	4,267,769
Total loans due after one year	$2,212,958	$1,458,710	$526,713	$251,059	$8,033		$23,697	$64,099	$880,960	$5,426,229

Multi-family Residential Lending. Loans secured by multi-family residential properties were $2,517.0 million, or 37.94% of gross loans at December 31, 2021. Our multi-family residential mortgage loans had an average principal balance of $1.1 million at December 31, 2021, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $31.6 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Board of Directors of the Bank (the “Bank Board of Directors”) or the Loan Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

Loans secured by multi-family residential property generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. The increased credit risk is the result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential property is typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. Loans secured by multi-family residential property also may involve a greater degree of environmental risk. We seek to protect against this risk through obtaining an environmental report. See “Asset Quality — Environmental Concerns Relating to Loans.”

At December 31, 2021, $2,145.9 million, or 85.26%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $188.7 million, $173.6 million, and $206.2 million during 2021, 2020, and 2019, respectively.

At December 31, 2021, $371.1 million, or 14.74%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $58.3 million, $39.1 million, and $41.4 million of fixed-rate multi-family mortgage loans in 2021, 2020, and 2019, respectively.

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,775.6 million, or 26.77% of gross loans, at December 31, 2021. Our commercial real estate mortgage loans are secured by properties such as office buildings, hotels/motels, small business facilities, strip shopping centers and warehouses. At December 31, 2021, our commercial real estate mortgage loans had an average principal balance of $2.3 million and the largest of such loans, which is secured by a multi-tenant shopping center, had a principal balance of $40.1 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $10.0 million.

In underwriting commercial real estate mortgage loans, we employ the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans.

Commercial real estate mortgage loans generally involve a greater degree of credit risk for the same reasons applicable to multi-family residential mortgage loans.

At December 31, 2021, $1,549.5 million, or 87.26%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $148.8 million, $134.0 million, and $158.0 million during 2021, 2020, and 2019, respectively.

At December 31, 2021, $226.1 million, or 12.74%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $19.6 million, $57.9 million, and $20.3 million of fixed-rate commercial mortgage loans in 2021, 2020, and 2019, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $571.8 million, or 8.62% of gross loans, at December 31, 2021.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2021, $384.3 million, or 67.20%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $15.1 million, $10.0 million, and $22.4 million during 2021, 2020, and 2019, respectively.

At December 31, 2021, $187.5 million, or 32.80%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $26.0 million, $25.2 million, and $43.8 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2021, 2020, and 2019, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $268.3 million, or 4.04% of gross loans, at December 31, 2021.

We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

At December 31, 2021, $241.1 million, or 89.89%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $70.2 million, $18.3 million, and $22.6 million during 2021, 2020, and 2019, respectively.

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

At December 31, 2021, $27.1 million, or 10.11%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $0.8 million, $4.2 million, and $2.4 million in 15-year fixed-rate residential mortgages in 2021, 2020, and 2019, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2021, 2020, and 2019.

At December 31, 2021, home equity loans totaled $28.4 million, or 0.43%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2021, construction loans totaled $59.8 million, or 0.90%, of gross loans. Our construction loans primarily are adjustable rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and owner-occupied commercial properties. We also, to a limited extent, finance the construction of commercial properties. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We originated and purchased construction loans totaling $38.1 million, $21.9 million, and $33.9 million during 2021, 2020, and 2019, respectively.

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

Small Business Administration Lending. At December 31, 2021, SBA loans totaled $93.8 million, representing 1.41%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%.

The CARES Act created the SBA PPP. The SBA guarantees 100% of the amounts loaned by preferred banks. These loans are extended to small businesses with less than 500 employees that were in business prior to February 15, 2020 with loan amounts of $10.0 million or less to cover their payroll costs, health care benefits (including paid sick or medical leave, and insurance premiums), mortgage interest obligations of business, rent obligations, utility payments, interest on other debt obligations with terms ranging up to two years with no interest payments required for six months from the date of disbursement. We originated and purchased $143.4 million (including $138.7 million of SBA PPP loans), $112.4 million (including $111.6 million of SBA PPP loans), and $3.4 million of SBA loans during 2021, 2020, and 2019, respectively.

Commercial Business and Other Lending. At December 31, 2021, commercial business and other loans totaled $1,339.3 million, or 20.19%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory, equipment and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Beginning in mid-2023 these loans will no longer reprice using LIBOR and will reprice on an alternative index, such as Secured Overnight Financing Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $540.4 million, $397.7 million, and $603.8 million of commercial business loans during 2021, 2020, and 2019, respectively.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $4.6 million, $10.0 million, and $1.9 million of other loans during 2021, 2020, and 2019, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

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

Covid-19 Modifications.Pursuant to the CARES Act and CAA, certain loan modifications are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms.  Deferrals granted under the Cares Act are deemed in accrual status and interest income is accrued until the end of deferral period even if there are no payments being collected. When the forbearance period is over, borrowers are expected to resume contractual payments. The determination of whether a loan is past due is based on the modified terms of the agreement. Once the deferral period is over, the borrower will resume making payments and normal delinquency-based non-accrual policies will apply. Loans modified after January 2, 2022 are no longer eligible to be modified under the CARES Act or CAA.

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishing loan approval requirements for our various types of loan products. Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Senior Executive Vice President Chief of Real Estate Lending, the Executive Vice President of Residential, Mixed Use & Small Multi-family Lending or Executive Vice President Real Estate Credit Center (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans in excess of $750,000 up to $2.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee and the Director’s Loan Committee. The Director’s Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $2.0 million up to and including $5.0 million after obtaining two signatures from authorized officers and one signature from loan officers with Management Loan Committee approval. One-to-four family mortgage loans in excess of $5.0 million may require Director’s inspection.

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

In accordance with our Business Banking Credit Policy, commercial business and other loans require two signatures from the Business Loan Committee for approval up to $0.5 million. All commercial business loans and SBA loans over $0.5 million and up to $2.5 million must be approved by obtaining two signatures from the Business Loan Committee and ratified by the Management Loan Committee with the exception of SBA PPP loans. SBA PPP loans were approved by Business Loan Committee regardless of the lending limit and ratified by Management Loan Committee. Commercial business loans and SBA loans in excess of $2.5 million up to $5.0 million must be approved by the Management Loan Committee and ratified by the Director’s Loan Committee. Loans in excess of $5.0 million must be submitted to the Director’s Loan Committee and/ or the Board of Directors for approval.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $126.0 million at December 31, 2021. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2021, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by commercial real estate, multi-family income producing properties and commercial business loans with an aggregate principal balance outstanding of $93.8 million, $89.0 million, and $78.7 million for each of the three borrowers, respectively.

Loan Servicing. At December 31, 2021, we were servicing $34.1 million of loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. On mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2021 and 2020, we held $653.4 million and $788.9 million, respectively, of loans that were serviced by others.

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

In the case of commercial business or other loans, we generally send the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with one of our representatives to discuss the delinquency. If the loan still is not brought current and it becomes necessary for us to take legal action, which typically occurs after a loan is delinquent 90 days or more, we may attempt to repossess personal or business property that secures a SBA loan, commercial business loan or consumer loan.

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2021, there were no loans that were past due 90 days or more and still accruing interest.

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

The following table shows delinquent and non-performing loans sold during the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019
Count	33	2	11

Proceeds	$28,632	$580	$13,048
Net (charge-offs) recoveries	(121)	—	(1)
Gross gains	335	42	—
Gross losses	—	—	756

Troubled Debt Restructured. For borrowers who are experiencing financial difficulties, we have restructured certain problem loans by: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, and/or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. These restructured loans are classified TDR. Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. The CARES Act, as amended by the CAA, includes provisions for the Company to temporarily opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications.

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	At December 31,
(In thousands)	2021	2020	2019	2018	2017
Accrual Status:
Multi-family residential	$1,690	$1,700	$1,873	$1,916	$2,518
Commercial real estate	7,572	7,702	—	—	1,986
One-to-four family - mixed-use property	1,375	1,459	1,481	1,692	1,753
One-to-four family - residential	483	507	531	552	572
Commercial business and other	1,340	1,588	—	279	462
Total	12,460	12,956	3,885	4,439	7,291

Non-Accrual Status:
One-to-four family - mixed-use property	261	272	—	—	—
Taxi medallion	—	440	1,668	3,926	5,916
Commercial business and other	41	2,243	941	—	—
Total	302	2,955	2,609	3,926	5,916

Total performing troubled debt restructured	$12,762	$15,911	$6,494	$8,365	$13,207

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2021, there were no loans which were restructured as TDR not performing in accordance with its restructured terms. At December 31, 2020, there were 12 loans totaling $2.2 million which were restructured as TDR not performing in accordance with their restructured terms.

Delinquent Loans and Non-performing Assets. We generally discontinue accruing interest on delinquent loans when a loan is 90 days past due. At that time, previously accrued but uncollected interest is reversed from income. Loans in default 90 days or more as to their maturity date but not their interest payments, however, continue to accrue interest as long as the borrower continues to timely remit interest payments.

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2021, 2020, and 2019, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.1 million, $1.4 million, and $1.1 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017

Loans 90 days or more past due and still accruing:
Multi-family residential	$—	$201	$445	$—	$—
Commercial real estate	—	2,547	—	—	2,424
Total	—	2,748	445	—	2,424
Non-accrual mortgage loans:
Multi-family residential	2,431	2,524	2,296	2,410	3,598
Commercial real estate	613	1,683	367	1,379	1,473
One-to-four family mixed-use property (1)	1,309	1,366	274	928	1,867
One-to-four family residential	7,725	5,854	5,139	6,144	7,808
Total	12,078	11,427	8,076	10,861	14,746
Non-accrual non-mortgage loans:
Small Business Administration	937	1,151	1,151	1,267	46
Taxi medallion(1)	—	2,317	1,641	613	918
Commercial business and other (1)	1,918	3,430	1,945	3,512	—
Total	2,855	6,898	4,737	5,392	964
Total non-accrual loans	14,933	18,325	12,813	16,253	15,710
Total non-performing loans	14,933	21,073	13,258	16,253	18,134
Other non-performing assets:
Real Estate Owned	—	—	239	—	—
Other assets acquired through foreclosure	—	35	35	35	—
Total	—	35	274	35	—
Total non-performing assets	$14,933	$21,108	$13,532	$16,288	$18,134

Non-performing loans to gross loans	0.23%	0.31%	0.23%	0.29%	0.35%
Non-performing assets to total assets	0.19%	0.26%	0.19%	0.24%	0.29%
(1)	Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: taxi medallion loans totaling $0.4 million, $1.7 million, $3.9 million and $5.9 million at December 31, 2020, 2019, 2018 and 2017 respectively, One-to-four family mixed-use property loans totaling $0.3 million at December 31, 2021 and 2020, and commercial business loans totaling less than $0.1 million, $2.2 million and $0.9 million at December 31, 2021, 2020 and 2019, respectively.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2021		December 31, 2020
	30 - 59	60 - 89	30 - 59	60 - 89
	days	days	days	days

	(In thousands)

Multi-family residential	$3,652	$4,193	$7,582	$3,186
Commercial real estate	5,743	—	17,903	5,123
One-to-four family ― mixed-use property	2,319	—	5,673	1,132
One-to-four family ― residential	163	224	3,087	805
Construction	—	—	750	—
Small Business Administration	—	—	1,823	—
Commercial business and other	101	40	129	1,273
Total	$11,978	$4,457	$36,947	$11,519

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2021 and 2020, we held no OREO.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the years ended December 31, 2021 and 2020, we did not foreclose any real estate property. Included within net loans as of December 31, 2021 and 2020, was a recorded investment of $8.7 million and $5.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Environmental Concerns Relating to Loans. We currently obtain environmental reports in connection with the underwriting of commercial real estate loans, and typically obtain environmental reports in connection with the underwriting of multi-family loans. For all other loans, we obtain environmental reports only if the nature of the current or, to the extent known to us, prior use of the property securing the loan indicates a potential environmental risk. However, we may not be aware of such uses or risks in any particular case, and, accordingly, there can be no assurance that real estate acquired by us in foreclosure is free from environmental contamination nor that we will not have any liability with respect thereto.

Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass”. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but contains a potential weakness that deserves closer attention. Loans that are in forbearance pursuant to the CARES Act or CAA and continue to perform according to the terms of the forbearance agreement, are generally reported in the same category as they were reported immediately prior to modification. Our Criticized and Classified Assets totaled $78.6 million at December 31, 2021, an increase of $6.7 million from $71.9 million at December 31, 2020. At December 31, 2021, we had one investment security classified as special mention that has an outstanding balance of $21.0 million.

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2021:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,787	$3,021	$—	$—	$7,808
Commercial real estate	794	1,053	—	—	1,847
One-to-four family - mixed-use property	1,130	1,835	—	—	2,965
One-to-four family - residential	354	7,661	—	—	8,015
Construction	856	873	—	—	1,729
Small Business Administration (1)	48	957	—	—	1,005
Commercial business and other	17,988	14,878	1,081	—	33,947
Total loans	25,957	30,278	1,081	—	57,316

Investment Securities:
Held-to-maturity securities	20,977	—	—	—	20,977
Total investment securities	20,977	—	—	—	20,977

Total	$46,934	$30,278	$1,081	$—	$78,293

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2020:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,367	$2,778	$—	$—	$7,145
Commercial real estate	6,473	12,015	—	—	18,488
One-to-four family - mixed-use property	2,523	2,324	—	—	4,847
One-to-four family - residential	1,673	5,702	—	—	7,375
Co-operative apartments	48	—	—	—	48
Construction	3,336	—	—	—	3,336
Small Business Administration (1)	50	1,174	—	—	1,224
Taxi medallion	—	2,597	—	—	2,597
Commercial business and other	3,363	22,224	1,273	—	26,860
Total	$21,833	$48,814	$1,273	$—	$71,920
(1)	Balance reported net of SBA Guaranteed portion.

Allowance for Credit Losses

The Allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. Loans are charged off against that ACL when management believes that a loan balance is uncollectable based on quarterly analysis of credit risk.

As of January 1, 2020, the Company adopted ASC Topic 326 “Credit Losses”. The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes.

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

When calculating the ACL estimate for December 31, 2021, the reasonable and supportable forecast was for a period of two quarters and the reversion period was six quarters which were based on the established framework for transition periods. This resulted in the ACL for loans totaling $37.1 million at December 31, 2021.

Non-performing loans totaled $14.9 million and $21.1 million at December 31, 2021 and 2020, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2021, the outstanding principal balance of our non-performing loans was 30.4% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $3.1 million and $3.6 million during the years ended December 31, 2021 and 2020, respectively. The Company recorded a (benefit) provision for credit losses on loans totaling ($4.9) million, and $22.6 million for the years ended December 31, 2021 and 2020, respectively. The decrease in the provision for credit losses recorded in the year ended December 31, 2021, was primarily due to improved economic conditions. We believe that at December 31, 2021, the allowance was sufficient to absorb losses inherent in our loan portfolio. The allowance for credit losses represented 0.56% and 0.67% of gross loans outstanding at December 31, 2021 and 2020. The allowance for credit losses represented 248.7% of non-performing loans at December 31, 2021 compared to 214.3% at December 31, 2020.

At December 31, 2021, we had one active forbearance for held-to-maturity securities with an outstanding balance of $21.0 million. During the time this security is in forbearance, it is considered current and as such, continues to accrue interest at its original contractual terms. This resulted in the ACL for held-to-maturity securities totaling $0.9 million at December 31, 2021.

The following table sets forth changes in, and the balance of, our Allowance for credit losses.

	For the year ended December 31,	For the year ended December 31,
(Dollars in thousands)	2021	2020

Balance at beginning of period	$45,153	$21,751
Loans- CECL Adoption	—	379
Loans- Allowance recorded at the time of Acquisition	—	4,099
Loans- Charge-off	(5,134)	(4,005)
Loans- Recovery	2,015	366
Loans- (Benefit) Provision	(4,899)	22,563
Allowance for Credit Losses - Loans	$37,135	$45,153

Balance at beginning of period	$907	$—
HTM Securities- CECL Adoption	—	340
HTM Securities- (Benefit) Provision	(45)	567
Allowance for HTM Securities losses	$862	$907

Balance at beginning of period	$1,815	$—
Off-Balance Sheet - CECL Adoption	—	553
Off-Balance Sheet- (Benefit) Provision	(606)	1,262
Allowance for Off-Balance Sheet losses	$1,209	$1,815

Allowance for Credit Losses	$39,206	$47,875

The following table sets forth changes in, and the balance of, our Allowance for credit losses - loans.

	At and for the years ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017

Balance at beginning of year	$45,153	$21,751	$20,945	$20,351	$22,229
Allowance recorded at the time of Acquisition	—	4,099	—	—	—
CECL Adoption	—	379	—	—	—
(Benefit) provision for credit losses	(4,899)	22,563	2,811	575	9,861

Loans charged-off:
Multi-family residential	(43)	—	(190)	(99)	(454)
Commercial real estate	(64)	—	—	—	(4)
One-to-four family mixed-use property	(33)	(3)	(89)	(3)	(39)
One-to-four family residential	—	—	(113)	(1)	(415)
SBA	—	(178)	—	(392)	(212)
Taxi medallion	(2,758)	(1,075)	—	(393)	(11,283)
Commercial business and other loans	(2,236)	(2,749)	(2,386)	(44)	(65)
Total loans charged-off	(5,134)	(4,005)	(2,778)	(932)	(12,472)

Recoveries:
Mortgage loans	300	188	291	711	595
SBA, commercial business and other loans	258	178	348	97	138
Taxi medallion	1,457	—	134	143	—
Total recoveries	2,015	366	773	951	733

Net (charge-offs) recoveries	(3,119)	(3,639)	(2,005)	19	(11,739)
Balance at end of year	$37,135	$45,153	$21,751	$20,945	$20,351

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.05%	0.06%	0.04%	—%	0.24%
Ratio of allowance for credit losses to gross loans at end of the year	0.56%	0.67%	0.38%	0.38%	0.39%
Ratio of allowance for credit losses to non-accrual loans at the end of the year	248.66%	246.40%	169.76%	128.87%	129.54%
Ratio of allowance for credit losses to non-performing loans at the end of the year	248.66%	214.27%	164.05%	128.87%	112.23%
Ratio of allowance for credit losses to non-performing assets at the end of the year	248.66%	213.91%	160.73%	128.60%	112.23%

The following table sets forth our allocation of the allowance for credit losses to the total amount for loans in each of the loan categories listed at the dates indicated. The numbers contained in the “Amount” column indicate the allowance for credit losses allocated for each loan category. The numbers contained in the column entitled “Percentage of Loans in Category to Total Loans” indicate the total amount of loans in each loan category as a percentage of our loan portfolio.

	At December 31,
	2021		2020		2019		2018		2017
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans

	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$8,185	37.94%	$6,557	37.81%	$5,391	38.88%	$5,676	41.00%	$5,823	44.08%
Commercial real estate	7,158	26.77	8,327	26.18	4,429	27.48	4,315	27.86	4,643	26.51
One-to-four family mixed-use property	1,755	8.62	1,986	9.00	1,817	10.29	1,867	10.44	2,545	10.93
One-to-four family residential	784	4.04	869	3.66	756	3.27	749	3.44	1,082	3.50
Co-operative apartment	—	0.13	—	0.12	—	0.15	—	0.15	—	0.13
Construction	186	0.90	497	1.24	441	1.18	329	0.91	68	0.16
Gross mortgage loans	18,068	78.40	18,236	78.01	12,834	81.25	12,936	83.80	14,161	85.31

Non-mortgage loans:

Small Business Administration	1,209	1.41	2,251	2.50	363	0.25	418	0.27	669	0.36
Taxi medallion	—	—	—	0.04	—	0.06	—	0.08	—	0.13
Commercial business and other	17,858	20.19	24,666	19.45	8,554	18.44	7,591	15.85	5,521	14.20
Gross non-mortgage loans	19,067	21.60	26,917	21.99	8,917	18.75	8,009	16.20	6,190	14.69

Total loans	$37,135	100.00%	$45,153	100.00%	$21,751	100.00%	$20,945	100.00%	$20,351	100.00%

Investment Activities

General. Our investment policy is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. In establishing our investment strategies, we consider our business and growth strategies, the economic environment, our interest rate risk exposure, our interest rate sensitivity “gap” position, the types of securities to be held, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview—Management Strategy” in Item 7 of this Annual Report.

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt at December 31, 2021 and 2020.

Our ALCO Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option, totaling $14.6 million and $14.5 million at December 31, 2021 and 2020, respectively. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, are excluded from earnings and included in accumulated other comprehensive loss, net of taxes. Securities held-to-maturity are carried at their amortized cost basis. At December 31, 2021, we had $777.2 million in securities available for sale and $57.9 million in securities held-to-maturity, which together represented 10.38% of total assets. These securities had an aggregate market value at December 31, 2021 that was approximately 1.2 times the amount of our equity at that date.

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. The Company’s portfolio is made up of three securities totaling $58.7 million (before allowance for credit losses): the first with an amortized cost of $29.9 million structured similar to a commercial owner occupied loan and modeled for credit losses similar to commercial business loans secured by real estate with an allowance for credit losses of $0.2 million at December 31, 2021; the second with an amortized cost of $21.0 million that currently is under forbearance with an individually evaluated allowance for credit loss of $0.6 million at December 31, 2021; and the third with an amortized cost of $7.9 million issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security. The security currently in forbearance is considered current and as such, continues to accrue interest at its original contractual terms.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value.

	At December 31,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Securities held-to-maturity
Bonds and other debt securities:
Municipal securities (1)	$50,836	$53,362	$50,825	$54,538	$50,954	$53,998
Total bonds and other debt securities	50,836	53,362	50,825	54,538	50,954	53,998

Mortgage-backed securities:
FNMA	7,894	8,667	7,914	8,991	7,934	8,114
Total mortgage-backed securities	7,894	8,667	7,914	8,991	7,934	8,114

Total securities held-to-maturity	58,730	62,029	58,739	63,529	58,888	62,112

Securities available for sale
Bonds and other debt securities:
U.S. government agencies	5,599	5,590	6,452	6,453	—	—
Municipal securities	—	—	—	—	12,797	12,916
Corporate debentures	107,423	104,370	130,000	123,865	130,000	123,050
Collateralized loan obligations	81,166	80,912	100,561	99,198	100,349	99,137
Total bonds and other debt securities	194,188	190,872	237,013	229,516	243,146	235,103

Mutual funds	12,485	12,485	12,703	12,703	12,216	12,216

Equity securities:
Common stock	1,695	1,695	1,295	1,295	1,332	1,332
Total equity securities	1,695	1,695	1,295	1,295	1,332	1,332

Mortgage-backed securities:
REMIC and CMO	210,948	208,509	175,142	180,877	348,236	348,989
GNMA	10,572	10,286	13,009	13,053	653	704
FNMA	203,777	202,938	143,154	146,169	104,235	104,882
FHLMC	152,760	150,451	63,796	64,361	68,476	69,274
Total mortgage-backed securities	578,057	572,184	395,101	404,460	521,600	523,849

Total securities available for sale	786,425	777,236	646,112	647,974	778,294	772,500

Interest-earning deposits and Federal funds sold	51,699	51,699	133,683	133,683	36,511	36,511
Total	$896,854	$890,964	$838,534	$845,186	$873,693	$871,123
(1)	Does not include allowance for credit losses totaling $0.9 million for each of the years ended December 31, 2021 and 2020.

Mortgage-backed securities. At December 31, 2021, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $580.9 million, of which $11.5 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2021	2020	2019

	(In thousands)

Balance at beginning of year	$404,460	$523,849	$557,953

Purchases of mortgage-backed securities	340,789	308,078	128,001

Amortization of unearned premium, net of accretion of unearned discount	(2,943)	(4,100)	(3,145)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	(15,232)	7,111	12,159

Net realized gains (losses) recorded on mortgage-backed securities carried at fair value	(2)	23	2

Sales and maturities of mortgage-backed securities	(8,602)	(220,971)	(26,448)

Principal repayments received on mortgage-backed securities	(146,286)	(209,530)	(144,673)

Net increase (decrease) in mortgage-backed securities	167,724	(119,389)	(34,104)

Balance at end of year	$572,184	$404,460	$523,849

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2021. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield

	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities (1)	$—	—%	$—	—%	$—	—%	$50,836	3.24%	23.73	$50,836	$53,362	3.24%
Total bonds and other debt securities	—	—	—	—	—	—	50,836	3.24	23.73	50,836	53,362	3.24

Mortgage-backed securities:
FNMA	—	—	—	—	—	—	7,894	3.31	11.34	7,894	8,667	3.31
Total mortgage-backed securities	—	—	—	—	—	—	7,894	3.31	11.34	7,894	8,667	3.31
Securities available for sale

Bonds and other debt securities:
US govt. and agencies	—	—	—	—	—	—	5,599	1.80	21.11	5,599	5,590	1.80
Corporate debentures	—	—	20,000	1.70	87,423	2.19	—	—	6.04	107,423	104,370	2.10
CLO	—	—	—	—	76,150	1.80	5,016	2.02	8.99	81,166	80,912	1.81
Total bonds and other debt securities	—	—	20,000	1.70	163,573	2.01	10,615	1.90	7.71	194,188	190,872	1.97

Mutual funds	12,485	1.16	—	—	—	—	—	—	—	12,485	12,485	1.16

Equity securities:
Common stock	—	—	—	—	—	—	1,695	1.59	—	1,695	1,695	1.59
Total equity securities	—	—	—	—	—	—	1,695	1.59	—	1,695	1,695	1.59

Mortgage-backed securities:
REMIC and CMO	—	—	—	—	—	—	210,948	1.89	30.60	210,948	208,509	1.89
GNMA	—	—	—	—	186	7.98	10,386	2.11	27.81	10,572	10,286	2.21
FNMA	—	—	12,618	2.96	25,025	1.53	166,134	2.26	18.16	203,777	202,938	2.21
FHLMC	—	—	—	—	21,474	1.58	131,286	1.88	18.73	152,760	150,451	1.84
Total mortgage-backed securities	—	—	12,618	2.96	46,685	1.58	518,754	2.01	23.03	578,057	572,184	2.00

Interest-earning deposits	51,699	0.17	—	—	—	—	—	—	—	51,699	51,699	0.17
Total	$64,184	0.36%	$32,618	2.19%	$210,258	1.91%	$589,794	2.13%	19.05	$896,854	$890,964	1.96%
(1)	Does not include allowance for credit losses totaling $0.9 million.

Other Business Activities

The Company has recently contracted with New York Digital Investment Group (“NYDIG”) to offer bitcoin services to the Bank’s customers as the customers’ request.  NYDIG, through its subsidiaries, holds certain cryptocurrency and money transmitter licenses and will be permitted to provide custody, execution, buying, selling, and holding bitcoin-related services to the Bank’s customers. Pursuant to the proposed program, a customer of the Bank could establish a customer account with NYDIG and buy, hold and sell bitcoin for that customer’s NYDIG account. Under the program, the Bank will not provide bitcoin services directly itself but instead will allow access for its customers to such services through NYDIG. One of the purposes of the Bank offering access to NYDIG’s services is for the Bank to attract new customers. The Bank plans to launch this proposed program with NYDIG in the first quarter of 2022. See “Risk Factors – Our New Arrangement with NYDIG to Offer NYDIG’s Bitcoin Services to Our Customers May expose us to Risks.”

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 24 full-service offices and our Internet Branch. Deposits held at certain full-service branches include deposits obtained by our government banking group. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2021 and 2020, total deposits at our Internet Branch were $188.0 million and $221.7 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2021 and 2020, total deposits in our government banking unit totaled $1,618.8 million and $1,615.4 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2021 of $242.8 million, primarily due to growth in our core deposits. During the year ended December 31, 2021, the cost of our interest-bearing due to depositors’ accounts decreased 56 basis points to 0.38% from 0.94% for the year ended December 31, 2020. The decrease in the cost of deposits was primarily due to the Company’s quick response to the Federal Reserve lowering rates. While we are unable to predict the direction of future interest rate changes, if interest rates would rise during 2022, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2022, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $217.5 million and $266.9 million at December 31, 2021 and 2020, respectively.

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. At December 31, 2021 and 2020, we had $626.3 million and $1,074.1 million, respectively, classified as brokered deposits. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. At times, we also utilized brokers to obtain money market deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through the IntraFi Network which arranges for placement of funds into certificate of deposit accounts, demand accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor and to place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source. We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in IntraFi Network money market and demand accounts which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2021 and 2020, the Bank held IntraFi Network deposits totaling $817.6 million and $1,452.7 million, respectively, of which $55.0 million and $720.1 million, respectively, were classified as brokered deposits. The Company had interest rate swaps on brokered CDs totaling $75.0 million at December 31, 2021 and none at December 31, 2020. At December 31, 2021, the interest rate swaps on brokered CDs had an average cost of 0.52%.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2021			2020			2019
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

	(Dollars in thousands)
Savings accounts	$156,554	2.45%	0.13%	$168,183	2.74%	0.18%	$191,485	3.78%	0.67%
NOW accounts (1)	1,920,779	30.08	0.11	2,323,172	37.86	0.28	1,365,591	26.95	1.47
Demand accounts (2)	967,621	15.15	0.00	778,672	12.69	0.00	435,072	8.59	0.00
Mortgagors' escrow deposits	51,913	0.81	0.01	45,622	0.74	0.02	44,375	0.88	0.28
Total	3,096,867	48.50	0.07	3,315,649	54.03	0.21	2,036,523	40.20	1.05

Money market accounts (3)	2,342,003	36.68	0.22	1,682,345	27.42	0.50	1,592,011	31.42	1.87

Certificate of deposit accounts with original maturities of:
Less than 6 Months (4)	128,745	2.02	0.12	113,537	1.85	0.05	140,939	2.78	1.86
6 to less than 12 Months (5)	161,624	2.53	0.33	349,621	5.70	0.48	257,408	5.08	1.85
12 to less than 30 Months (6)	530,273	8.30	0.45	523,815	8.54	1.01	779,964	15.39	2.36
30 to less than 48 Months (7)	52,726	0.83	0.83	37,250	0.61	2.44	117,028	2.31	2.24
48 to less than 72 Months (8)	70,030	1.10	2.64	84,970	1.38	2.51	113,622	2.24	2.27
72 Months or more	3,177	0.05	0.50	29,168	0.46	3.17	28,929	0.57	3.13
Total certificate of deposit accounts	946,575	14.82	0.57	1,138,361	18.55	0.97	1,437,890	28.38	2.22

Total deposits (9)	$6,385,445	100.00%	0.20%	$6,136,355	100.00%	0.43%	$5,066,424	100.00%	1.64%
(1)	Includes brokered deposits of $178.9 million and $720.1 million at December 31, 2021 and 2020, respectively.
(2)	Includes brokered deposits of $2.1 million, and $145.0 million at December 31, 2020, and 2019, respectively.
(3)	Includes brokered deposits of $251.1 million and $102.9 million at December 31, 2021, and 2020, respectively.
(4)	Includes brokered deposits of $119.0 million, $116.5 million, and $138.3 million at December 31, 2021, 2020, and 2019, respectively.
(5)	Includes brokered deposits of $20.0 million, at December 31, 2020.
(6)	Includes brokered deposits of $67.9 million, $77.8 million, and $31.1 million at December 31, 2021, 2020, and 2019, respectively.
(7)	Includes brokered deposits of $25.4 million, and $49.7 million at December 31, 2020, and 2019 respectively.
(8)	Includes brokered deposits of $9.3 million, $9.3 million and $24.6 million at December 31, 2021, 2020 and 2019, respectively.
(9)	Include in the above balances are IRA and Keogh deposits totaling $208.6 million, $107.9 million, and $68.8 million at December 31, 2021, 2020, and 2019, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at the periods indicated:

				At December 31, 2021
	At December 31,			Within	One to
	2021	2020	2019	One Year	Three Years	Thereafter

	(In thousands)
Interest rate:
1.99% or less(1)	$878,744	$949,274	$530,707	$742,857	$111,833	$24,054
2.00% to 2.99%(2)	37,917	131,239	847,804	12,772	24,695	450
3.00% to 3.99%	29,914	57,848	59,379	245	29,669	—
Total	$946,575	$1,138,361	$1,437,890	$755,874	$166,197	$24,504
(1)	Includes brokered deposits of $186.9 million, $213.6 million, and $153.7 million at December 31, 2021, 2020, and 2019, respectively.
(2)	Includes brokered deposits of $9.3 million, $35.4 million, and $90.0 million at December 31, 2021, 2020, and 2019, respectively.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $250,000 or more at December 31, 2021 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$68,360	0.51%
Over three through six months	44,365	0.47
Over six through 12 months	47,583	0.43
Over 12 months	57,220	1.49
Total	$217,528	0.74%

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2021	2020	2019

	(In thousands)
Net deposits	$228,642	$342,126	$17,322
Acquired in Empire acquisition	—	685,393	—
Amortization of premiums, net	124	100	261
Interest on deposits	20,324	42,312	88,057
Net increase in deposits	$249,090	$1,069,931	$105,640

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2021			2020			2019
		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost

	(Dollars in thousands)
Savings accounts	$157,640	2.45%	0.16%	$176,443	2.74%	0.28%	$198,374	3.96%	0.69%
NOW accounts	2,165,762	30.08	0.25	1,603,402	37.86	0.58	1,434,440	28.61	1.64
Demand accounts	922,741	15.15	—	583,235	12.69	—	407,450	8.13	—
Mortgagors' escrow deposits	77,552	0.81	0.01	70,829	0.74	0.06	70,209	1.40	0.33
Total	3,323,695	48.50	0.17	2,433,909	54.03	0.40	2,110,473	42.10	1.19

Money market accounts	2,059,431	36.68	0.35	1,561,496	27.42	0.92	1,370,038	27.33	2.03

Certificate of deposit accounts	1,033,187	14.82	0.71	1,167,865	18.55	1.55	1,532,440	30.57	2.29
Total deposits	$6,416,313	100.00%	0.32%	$5,163,270	100.00%	0.82%	$5,012,951	100.00%	1.76%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. In 2021, the Company issued subordinated debt with an aggregated principal amount of $125.0 million, receiving net proceeds totaling $122.8 million. The subordinated debt was issued at 3.125% fixed-to-floating rate maturing in 2031. The debt is callable at par quarterly through its maturity date beginning December 1, 2026.

The Company uses interest rate swaps on borrowings to help mitigate the impact interest rate increases have on our cost of funds. At December 31, 2021 and 2020, the Company had forward interest rate swaps on borrowings totaling $921.5 million and $1,021.5 million, respectively. For the year ended December 31, 2021 and 2020, the interest rate swaps on borrowings had an average cost of 2.31% and 2.05%, respectively.

The average cost of borrowings was 2.24%, 1.97%, and 2.31% for the years ended December 31, 2021, 2020, and 2019, respectively. The average balances of borrowings were $905.1 million, $1,361.6 million, and $1,251.5 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2021	2020	2019

	(Dollars in thousands)
FHLB-NY Advances
Average balance outstanding	$694,824	$1,147,364	$1,133,025
Maximum amount outstanding at any month end during the period	786,736	1,498,059	1,334,304
Balance outstanding at the end of period	611,186	797,201	1,118,528
Weighted average interest rate during the period	1.96%	1.77%	1.95%
Weighted average interest rate at end of period	0.38	0.56	1.85

Other Borrowings
Average balance outstanding	$210,270	$214,195	$118,427
Maximum amount outstanding at any month end during the period	449,776	419,715	152,224
Balance outstanding at the end of period	204,358	223,694	118,703
Weighted average interest rate during the period	3.30%	3.05%	5.78%
Weighted average interest rate at end of period	2.61	2.78	5.06

Total Borrowings
Average balance outstanding	$905,094	$1,361,559	$1,251,452
Maximum amount outstanding at any month end during the period	1,236,512	1,617,582	1,452,490
Balance outstanding at the end of period	815,544	1,020,895	1,237,231
Weighted average interest rate during the period	2.24%	1.97%	2.31%
Weighted average interest rate at end of period	0.94	1.05	2.16

Subsidiary Activities

At December 31, 2021, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had two wholly owned subsidiaries: FSB Properties Inc and Flushing Service Corporation. In 2021, Flushing Preferred Funding Corporation (“FPFC”) was dissolved.

●	FSB Properties Inc., which is incorporated in the State of New York, was formed in 1976 with the original purpose of engaging in joint venture real estate equity investments. These activities were discontinued in 1986 and no joint venture property remains. FSB Properties Inc. is currently used solely to hold title to real estate owned that is obtained via foreclosure.
●	Flushing Service Corporation, which is incorporated in the State of New York, was formed in 1998 to market insurance products and mutual funds.
●	Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021, was incorporated in the State of Delaware, was formed in 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets. It was available as an additional vehicle for access by the Company to the capital markets for future opportunities.

Human Capital

At December 31, 2021, we had 523 full-time employees and 16 part-time employees. None of our employees is represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Oversight & Governance. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our inclusion and diversity program and initiatives. The Board of Directors is responsible for discussing evaluating and reviewing regular updates from management with regard to human capital matters. Our Board of Directors is comprised of diverse cultures, ethnicity, and gender.

Learning and Development. The Company believes that it must find, develop and retain its employees. The Company invests in its employees by providing quality training and learning opportunities, promoting inclusion and diversity and upholding a high standard of ethics and respect for human rights.

Diversity, Equity & Inclusion. The Company is responsible for creating an equitable workplace ensuring diversity at the management and board levels. We pride ourselves on establishing a diverse workforce that serves our diverse customer base in the New York City metro area. At December 31, 2021, our employees were able to speak more than 20 different languages. Our inclusion and diversity program focuses on workforce (our team members), workplace (culture, tools and programs) and community. We believe that our business is strengthened by a diverse workforce that reflects the communities in which we operate. We believe all of our team members should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs, or other characteristics. We have undertaken a series of initiatives to further enhance our existing diversity and inclusion programs, including Flushing Bank Serves volunteer program and the creation of a Diversity & Inclusion Committee. We have also broadened our focus on inclusion and diversity by including social and racial equity in our conversations and equipping and empowering our team leaders with appropriate tools and training.

Total Rewards. The Company believes that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with a rich total rewards program which includes:

•Competitive base salaries;

•Incentive bonus opportunities;

•Equity ownership;

•401(k) plan access;

•Healthcare and other insurance programs,

•Health savings and flexible spending accounts

•Paid time off;

• Family leave;

•Employee assistance program and,

•Tuition assistance.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. The 2014 Omnibus Plan originally covered the issuance of 1,100,000 shares, which was increased. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan authorizing an additional 672,000 shares available for future issuance. In addition, that amendment eliminated, in the case of stock options and stock appreciation rights, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. On May 18, 2021, stockholders approved a further amendment of the 2014 Omnibus Plan to authorize an additional 1,100,000 shares for future issuance. Including the additional shares authorized from the amendments, 1,171,675 shares remained available for future issuance under the 2014 Omnibus Plan at December 31, 2021.

For additional information concerning this plan, see “Note 12 (“Stock-Based Compensation”) of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

REGULATION

General

The Bank is a New York State-chartered commercial bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is subject to extensive regulation and supervision by the New York State Department of Financial Services (“NYDFS”), as its chartering agency, by the FDIC, as its insurer of deposits, and to a lesser extent by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2011 to implement and enforce consumer protection laws applying to banks. The Bank must file reports with the NYDFS, the FDIC, and the CFPB concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Bank is periodically examined by the NYDFS and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision established a comprehensive framework of activities in which a commercial bank can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank and its operations, and the Company’s shareholders. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.

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

COVID-19 Legislation

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in response to the coronavirus pandemic. This legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law, providing for, among other things, further suspension of the exception for loan modifications to not be classified as TDRs if certain criteria are met, as described below. The CARES Act, as amended by the CAA, includes a provision for the Company to opt out of applying the TDR accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) January 2, 2022 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The CARES Act includes the Paycheck Protection Program (“PPP”), a program to aid small and medium- sized businesses through federally guaranteed loans distributed through banks and other financial institutions. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.

Impact of COVID-19

Overview

In March 2020, the World Health Organization recognized the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. The Spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets we serve. In response to the pandemic, the government placed orders for shelter in place, maintaining social distancing and closed businesses that were not deemed essential.

During these tumultuous times, we were actively assisting our customers by providing short-term forbearances in the form of deferrals of interest, principal and/or escrow for terms ranging from one to twelve months. At December 31, 2021, we had 20 active forbearances for loans with an aggregate outstanding loan balance of approximately $71.9 million resulting in total deferment of $4.8 million in principal, interest and escrow. Given the pandemic and current economic environment, we continue to work with our customers to modify loans. We actively participated in the PPP, closing $138.6 million and $111.6 million of these loans through December 31, 2021 and 2020, respectively. We are one of nine banks in the State of New York participating in the Main Street Lending Program. We are also a proud participant in the FHLB-NY Small Business Recovery Grant Program, helping our customers and communities navigate through the current environment.

Impact on Our Financial Statements and Results of Operations

Financial institutions are dependent upon the ability of their loan customers to meet their loan obligations and the availability of their workforce and vendors. Early in the second quarter of 2020, shelter-at-home mandates and other remediation from the COVID-19 pandemic were enacted. The pandemic and these remediation measures have directly impacted the communities we serve, where commercial activity decreased significantly. As of December 31, 2021, that commercial activity had improved but not returned to pre-pandemic levels. This continuing impact on commercial activity may have continuing adverse results, including on our customers’ ability to meet their obligations to us.

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

The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming that CARES Act and/or CAA criteria are met and as such, these loans are considered current and continue to accrue interest at its original contractual terms. Loans modified after January 2, 2022 are no longer eligible to be modified under the CARES Act or CAA. The Company was quick to respond to the pandemic with new health and safety measures, including social distancing, appointment banking and expansion of our remote capabilities. Our staff responded to these changes in a superb fashion and continue to provide our customers with excellent service. Today our staff is returning to work with A and B schedules to maintain social distancing. On any given day, as many as 85% of staff have the capability to work from home.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments not to be based on deposits, but on the average consolidated total assets less the tangible equity capital of an insured institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, per FDIC insured bank, per ownership category.

Some of the provisions of the Dodd-Frank Act are not yet in effect. The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.

Basel III

The Company and the Bank are subject to a comprehensive capital framework for U.S. banking organizations that was issued by the FDIC and FRB in July 2013 (the “Basel III Capital Rules”), subject to phase-in periods for certain components and other provisions. Under the Basel III Capital Rules, the minimum capital ratios are:

●	4.5% Common Equity Tier 1 (“CET1”) to risk-weighted assets;
●	6.0% Tier 1 capital that is CET1 plus Additional Tier 1 capital) to risk-weighted assets;
●	8.0% Total Capital that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer currently is 2.5%. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2021, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was signed into law on May 24, 2018, scales back certain requirements of the Dodd-Frank Act and provides other regulatory relief. Title II of the Economic Growth Act provides regulatory relief to community banks, which are generally characterized in the statute as banking organizations with less than $10 billion in total consolidated assets and with limited trading activities. The Economic Growth Act required the federal banking agencies to develop a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A financial institution can elect to be subject to this new definition. The federal banking agencies, including the FDIC, have issued a rule pursuant to the Economic Growth Act to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that such institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies in August 2020 had set the community bank leverage ratio at lower percentages until Jan. 1, 2022, when the community bank leverage ratio requirement returned to 9%. As of December 31, 2021, the Bank had elected not to be subject to this new definition. See “FDIC Regulations – Prompt Corrective Regulatory Action.”

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

Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” generally prohibits insured depository institutions and any company affiliated with an insured depository institution from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring, or having certain relationships with a hedge fund or private equity fund. These prohibitions are subject to a number of statutory exemptions, restrictions, and definitions. Under the Economic Growth Act, community banks, (which for this purpose are generally characterized in the statute as banking organizations with less than $10 billion in total consolidated assets with limited trading activities),  are exempt from the Volcker Rule and its proprietary trading prohibitions.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations. At December 31, 2021, the Bank’s largest aggregate amount of outstanding loans to one borrower was $93.8 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

The Superintendent of the NYDFS has the authority to appoint a receiver or liquidator of any state-chartered bank or trust company under specified circumstances, including where (i) the bank is conducting its business in an unauthorized or unsafe manner, (ii) the bank has suspended payment of its obligations, or (iii) the bank cannot with safety and expediency continue to do business.

On February 16, 2017, the NYDFS issued the final version of its cybersecurity regulation, which has an effective date of March 1, 2017. The regulation, which is detailed and broad in scope, covers five basic areas.

Governance: The regulation requires senior management and boards of directors to adopt a cybersecurity policy for protecting information systems and most sensitive information. Covered companies are also required to designate a Chief Information Security Officer, who must report to the board annually.

Testing: The regulation requires the conduct of cybersecurity tests and analyses, including a “risk assessment” to “evaluate and categorize risks,” evaluate the integrity and confidentiality of information systems and non-public information, and develop a process to mitigate any identified risks.

Ongoing Requirements: The regulation imposes substantial day-to-day and technical requirements. Among others, we are required to develop and/or maintain access controls for our information systems, ensure the physical security of our computer systems, encrypt or protect personally identifiable information, perform reviews of in-house and externally created applications, train employees, and build an audit trail system.

Vendors: The new regulation also regulates third-party vendors with access to our information technology or non-public information. We are required to develop and implement written policies and procedures to ensure the security of our information technology systems or non-public information that can be accessed by our vendors, including identifying the risks from third-party access, imposing minimum cybersecurity practices for vendors, and creating a due-diligence process for evaluating those vendors.

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

U.S Patriot Act and Money Laundering

The Bank is subject to the Bank Secrecy Act (“BSA”), which incorporates several laws, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and related regulations. The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other things, Title III of the USA PATRIOT Act and the related regulations require:

●	Establishment of anti-money laundering compliance programs that include policies, procedures, and internal controls; the designation of a BSA officer; a training program; and independent testing;
●	Filing of certain reports to Financial Crimes Enforcement Network and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;
●	Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers;
●	In certain circumstances, compliance with enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;
●	Monitoring account activity for suspicious transactions; and
●	A heightened level of review for certain high-risk customers or accounts.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

The bank regulatory agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, for financial institutions engaging in a merger transaction, federal bank regulatory agencies must consider the effectiveness of the financial institution’s efforts to combat money laundering activities. The Bank has adopted policies and procedures to comply with these requirements.

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

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe, for the depository institutions under its jurisdiction, standards that relate to, among other things, internal controls; information and audit systems; loan documentation; credit underwriting; the monitoring of interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to provide it with an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (the “FDI Act”). The regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Real Estate Lending Standards. The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that are (i) secured by real estate, or (ii) made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC guidelines. The institution’s standards establish requirements for loan portfolio diversification, prudent underwriting (including loan-to-value limits) that are clear and measurable, loan administration procedures, documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The FDIC guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

The FDIC and the FRB have also jointly issued the “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but rather reinforces and enhances these agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight, strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, along with maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

Investment Activities. Since the enactment of FDICIA, all state-chartered financial institutions, including commercial banks and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type, and in the amount, authorized for national banks. State law, FDICIA, and FDIC regulations permit certain exceptions to these limitations. In addition, the FDIC is authorized to permit institutions to engage in state-authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

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

Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. As of December 31, 2021, the Bank was a “well-capitalized” bank, as applicably defined. The Dodd-Frank Act made permanent the standard maximum amount of FDIC deposit insurance at $250,000 per depositor. In addition, the deposits of the Bank are insured up to applicable limits by the DIF. In this regard, insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 1.5 to 40 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity.

Enforcement. Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The FDIC has extensive enforcement authority to correct unsafe or unsound practices and violations of law or regulation. Such authority includes the issuance of cease-and-desist orders, assessment of civil money penalties and removal of officers and directors. The FDIC may also appoint a conservator or receiver for a non-member bank under specified circumstances, such as where (i) the bank’s assets are less than its obligations to creditors, (ii) the bank is likely to be unable to pay its obligations or meet depositors’ demands in the normal course of business, or (iii) a substantial dissipation of bank assets or earnings has occurred due to a violation of law of regulation or unsafe or unsound practices. Management does not know of any practice, condition, or violation that would lead to termination of the deposit insurance for the Bank.

Brokered Deposits

FDIC and other regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic

Growth Act amends the Federal Deposit Insurance Act to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

Undercapitalized institutions are not permitted to accept brokered deposits. Pursuant to the regulations the Bank, as a well-capitalized institution, may accept brokered deposits.

Incentive Compensation Guidance

Federal banking agencies and the NYDFS have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations, including bank holding companies, do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor, which for the Bank is the FDIC and the Company is the FRB, may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of Basel III described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the banking regulators’ policies on incentive compensation are likely to continue evolving.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and FRB’s Regulation W generally:

●	Limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate;
●	Limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates and;
●	Require that all such transactions be on terms substantially the same, or at least favorable to, the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity which controls, is controlled by, or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10 percent shareholders, as well as entities controlled by such persons, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the FRB. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2021, the Bank was required to maintain $35.9 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). At December 31, 2021, the Company’s consolidated capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

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

Federal Restrictions on Acquisition of the Company

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company, the Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company, the ability to control in any manner the election of a majority of the Company’s directors, or the power to exercise a controlling influence over the management or policies of the Company. Under the BHCA, an existing bank holding company would be required to obtain the FRB’s approval before acquiring more than 5% of the Company’s voting stock. See “Holding Company Regulations” earlier in this report.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) and listed for trading on The Nasdaq Stock Market (“Nasdaq”). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 and the rules Nasdaq.

On August 6, 2021, the SEC approved new Nasdaq listing rules regarding board diversity and disclosure. Beginning on the later of August 8, 2022, or the date on which the Company, as a Nasdaq-listed company, files its annual meeting proxy statement with the SEC for its annual meeting of shareholders during 2022, the Company will commence disclosing board diversity data annually. In addition, Nasdaq-listed companies, like the Company, that are listed on Nasdaq’s Global Select Market, are required to have, or explain why they do not have, (i) one diverse director by the later of August 6, 2023 or the date it files its annual meeting proxy statement with the SEC for its annual meeting of shareholders during 2023, and (ii) two diverse directors by the later of August 6, 2025, or the date it files its annual meeting proxy statement with the SEC for its annual meeting of shareholders during 2025. The Company may meet the diversity requirements with two female directors, or with one female director and one director who is an underrepresented minority or LGBTQ+.

Available Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. We make available free of charge on or through our web site at http://www.flushingbank.com our annual reports on Form 10 K, quarterly reports on Form 10 Q, current reports on Form 8 K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC filings are also available to the public free of charge over the Internet at the SEC’s web site at http://www.sec.gov.

You may also read and copy any document we file at the SEC’s public reference room located at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling the SEC at 1 800 SEC 0330. You may request copies of these documents by writing to the SEC and paying a fee for the copying cost.

Item 1A.    Risk Factors.

In addition to the other information contained in this Annual Report, the following factors and other considerations should be considered carefully in evaluating us and our business.

The COVID-19 Pandemic Has Significantly Impacted Our Financial Condition and Results of Operations

The Coronavirus Disease 2019 ("COVID-19") pandemic has adversely affected, and may continue to adversely affect, us and our customers, employees and third-party service providers, as well as our business, financial position, operations, liquidity, loans, asset quality, capital, results of operations and prospects.  The extent to which the COVID-19 pandemic will continue to adversely affect us will depend on future developments that are highly uncertain and cannot be predicted and many of which are outside of our control. These future developments may include the scope and duration of the COVID-19 pandemic, the emergence of new variants of COVID-19, the possibility of future resurgences of the COVID-19 pandemic, the continued effectiveness of the Company’s business continuity plan including work-from-home arrangements and staffing at branches and certain other facilities, the direct and indirect impact of the COVID-19 pandemic on the Company’s customers, employees, third-party service providers, as well as on other market participants, actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the COVID-19 pandemic, and the effectiveness and public acceptance of vaccines for COVID-19.

Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions have improved, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist. Those circumstances include:

●	supply chain issues remain unresolved for longer than anticipated and decreased consumer and business confidence and economic activity, leading to certain lower loan demand and an increased risk of loan delinquencies, defaults and foreclosures;
●	ratings downgrades, credit deterioration and defaults in many industries;
●	volatility in financial and capital markets, interest rates and exchange rates;
●	a reduction in the value of the assets that we manage or otherwise administer or service for others, affecting demand for our services;
●	heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
●	disruptions to business operations experienced by counterparties and service providers;
●	increased risk of business disruption if our employees are unable to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic; and
●	decreased demands for our products and services.

As a result, our credit, operational, and certain other risks are generally expected to remain elevated until the COVID-19 pandemic subsides. Depending on the duration and severity of the COVID-19 pandemic going forward, the conditions noted above could continue for an extended period and these or other adverse developments may occur or reoccur.  Governmental authorities have taken unprecedented measures both to contain the spread of the COVID-19 pandemic and to provide economic assistance to individuals and businesses, stabilize the markets, and support economic growth. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic and actions governmental authorities take in response to the COVID-19 pandemic. Further, various government programs such as the U.S. Small Business Administration’s Paycheck Protection program (“PPP”) are complex and our participation may lead to litigation and governmental, regulatory and third-party scrutiny, negative publicity, and damage to our reputation.

The length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. There are no comparable recent events that provide guidance as to the economic recovery from the effects of the COVID-19 pandemic or the effect the spread of COVID-19 as a global pandemic may have. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession. Our business could be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects our business, financial condition, liquidity, capital, loans, asset quality or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section of this Form 10-K.

.

Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of multi-family residential loans, commercial business loans and commercial real estate mortgage loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. It is currently expected that during 2022 the FOMC will increase interest rates multiple times, commencing in March 2022. The current consensus of expectations as to the magnitude of such increases already exceeds that consensus as recently as of the end of 2021, although there can be no assurances as to any future FOMC conduct. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. Our interest rate risk is exacerbated in the short term by the fact that approximately 80% of our certificates of deposit accounts and borrowings will reprice or mature during the next year.

As a result of our historical focus on the origination of multi-family residential mortgage loans, commercial business loans and commercial real estate mortgage loans, the majority of our loans are adjustable rate, however, many adjust at periods of five to 10 years. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing may increase, as well as prepayments of mortgage-

backed securities. Call provisions associated with our investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan portfolio and mortgage-backed and other securities as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offset the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources are utilized. An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates. Significant increases in prevailing interest rates may significantly affect demand for loans and the value of bank collateral. See “— Local Economic Conditions.

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2021, our gross loan portfolio was $6,633.9 million, of which 78.4% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($2,517.0 million), commercial real estate ($1,775.6 million) and one-to-four family mixed-use property ($571.8 million), which combined represent 73.3% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, commercial business loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

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

Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations

Our liquidity is critical to our ability to operate our business. Our primary sources of liquidity are deposits, both retail deposits from our branch network including our Internet Branch, brokered deposits, and borrowed funds, primarily wholesale borrowing from the Federal Home Loan Bank of New York (the “FHLB-NY”). Funds are also provided by the repayment and sale of securities and loans. Our ability to obtain funds are influenced by many external factors, including but not limited to, local and national economic conditions, the direction of interest rates and competition for deposits in the markets we serve. Additionally, changes in the FHLB-NY underwriting guidelines may limit or restrict our ability to borrow. A decline in available funding caused by any of the above factors could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill our obligations such as repaying our borrowings or meeting deposit withdrawal demands.

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $0.6 billion or 9.8% of total deposits and $1.1 billion, or 17.5% of total deposits, in brokered deposit accounts at December 31, 2021 and 2020, respectively. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also at times utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, we place a portion of our government deposits in the IntraFi Network money market or demand product, which prior to 2018 was considered a brokered deposit, does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. The Bank had $178.9 million in brokered NOW accounts and $251.1 million of brokered money market accounts at December 31, 2021. The Bank had $720.1 million in brokered demand accounts and $102.9 million brokered money market accounts at December 31, 2020.

The FDIC has promulgated regulations implementing limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature. At December 31, 2021, the Bank met or exceeded all applicable requirements to be deemed “well-capitalized” for purposes of these regulations. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.

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

The Markets in Which We Operate Are Highly Competitive

We face intense and increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities we emphasize. Our competition for loans comes principally from other commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. Our most direct competition for deposits historically has come from savings banks, other commercial banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as us, to compete effectively with large, national, regional and super-regional banking institutions. Our Internet Branch provides us access to consumers in markets outside our geographic locations. The internet banking arena exposes us to competition with many larger financial institutions that have greater financial resources, name recognition and market presence than we do.

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During the Great Recession, for example, unemployment increased, the housing market in the United States experienced a significant slowdown, and foreclosures rose. Adverse economic conditions can result in borrowers defaulting on their loans or withdrawing their funds on deposit at the Bank to meet their financial obligations. A decline in the local or national economy or the New York City metropolitan area real estate market could adversely affect our financial condition and results of operations, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and credit losses resulting in additional provisions for credit losses and for losses on real estate owned. Many factors could require additions to our allowance for credit losses in future periods above those currently maintained. These factors include, but are not limited to: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of our loan collateral, and (4) future review and evaluation of our loan portfolio, internally or by regulators. The amount of our allowance for credit losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions, prevailing interest rates and other factors. See “Business — General — Allowance for Credit Losses” in Item 1 of this Annual Report.

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

The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank may pay, including the payment of dividends to the Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $8.0 billion, as a best practice, we completed these tests. As of December 31, 2021, under all stress scenarios, we remained well capitalized per current regulations. See “Regulation.” At the New York State level, the Bank is subject to extensive supervision, regulation and examination by the New York State Department of Financial Services (“NYDFS”) and the FDIC. The Company is subject to similar regulations and oversight by the Federal Reserve Bank. Such regulation limits the manner in which the Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Failure to comply with applicable laws and regulations could subject the Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company and Bank.

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

A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber-attacks, Could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses

We depend upon our ability to process, record and monitor our client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and clients.

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

We rely on external infrastructure, proprietary information technology and third-party systems and services to conduct business, including customer service, marketing and sales activities, customer relationship management, producing financial statements and technology/data centers. In addition, we store and process confidential and proprietary business information on both company-owned and third-party and/or vendor managed systems, including cloud service providers. We increasingly rely on the internet in order to conduct business and may be adversely impacted by outages in critical infrastructure such as electric grids, undersea cables, satellites or other communications used by us or our third parties. This reliance includes consumer access to the internet and communications systems due to more work taking place outside of corporate locations. The failure of our or any third party’s information technology, infrastructure or other internal and external systems, for any reason, could disrupt our operations, result in the loss of business and adversely impact our profitability. Any compromise of the security of our or any third party’s systems that results in the disclosure of personally identifiable customer or employee information could damage our reputation, deter customers from purchasing our products and services, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses. We may also be adversely impacted by successful cyberattacks of our partners, third-party vendors and others in our supply chain with whom we conduct business or share information.

Financial services companies are regularly targeted by cyber criminals, resulting in unauthorized access to confidential information, theft of funds from online accounts, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware, other malware, and social engineering, including phishing. Information security incidents may also occur due to the failure to control access to, and use of, sensitive systems or information by our workforce, with a potential increase in this threat due to the increase in remote work. The failure of our controls (such as policies, procedures, security controls and monitoring, automation and backup plans) designed to prevent, or limit the effect of, failure, inadvertent use or abuse could result in disruptions or breaches beyond our control. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyberattacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in significant legal and financial exposure, client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, a loss of confidence in the security of our systems, any of which may not be covered by insurance and could materially and adversely affect our financial condition or results of operations.

In addition, in 2017, the NYDFS established comprehensive cybersecurity requirements for financial services companies, including us. See Regulation – New York State Law.

Changes in Cybersecurity or Privacy Regulations may Increase our Compliance Costs, Limit Our Ability to Gain Insight from Data and Lead to Increased Scrutiny

We collect, process, store, share, disclose and use information from and about our customers, plan participants and website and application users, including personal information and other data. Any actual or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or third parties, data disclosure and consent obligations or privacy or security-related legal obligations may result in governmental enforcement actions, litigation or public statements critical of us. Such actual or perceived failures could also cause our customers to lose trust in us, which could have an adverse effect on our business.

Restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services.

We are subject to numerous federal, state and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. Privacy regulations with a significant impact on our operations include the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies. Similar legislation is being enacted around the world with requirements and protections specific to data security requirements, notification requirements for data breaches, the right to access personal data and the right to be forgotten. Changes in existing cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny.

Our New Arrangement with NYDIG to Offer NYDIG’s Bitcoin Services to Our Customers May Expose Us to Risks

The Company has recently arranged with the New York Digital Investment Group (“NYDIG”) to offer bitcoin services to the Bank’s customers at the customers’ request.  NYDIG, through its subsidiaries, holds certain cryptocurrency and money transmitter licenses and will be permitted to provide custody, execution, buying, selling, or holding bitcoin-related services to the Bank’s customers. The Bank holds no such licenses and will provide no such services. Through the arrangement, the Bank will offer its customers access to these services from NYDIG. Although we will not provide these services to our customers and intend to limit our role to providing to our customers access to these services from NYDIG, we may be exposed to risks surrounding this product offering. NYDIG is regulated by the NYDFS. One of the purposes of the Bank offering access to NYDIG’s services is for the Bank to attract new customers.

Bitcoin is not generally widely accepted in commercial contexts, and the Bank’s association with bitcoin, albeit indirectly, in the event of any adverse developments regarding cryptocurrencies in general, or bitcoin in particular, even if not applicable directly to the Bank, could have an adverse effect on us.  Such effect could be on our business, prospects, reputation or operations and potentially the value of any bitcoin acquired or held by our customers, thus harming them and, indirectly, us.

There are risks associated with bitcoin and such risks will continue to evolve and may increase. The Bank and NYDIG will monitor these risks as they evolve and intend to respond accordingly.

NYDIG will charge directly to our customers transaction fees for its bitcoin-related services to those customers. NYDIG will share a portion of those fees with us.  Although the fees charged by NYDIG will be solely for the services it will provide directly to our customers, our customers may misconstrue the Bank’s participation in, including earning fees shared from, the arrangement as more than just offering our customers a convenience. In the event of customer dissatisfaction with NYDIG for any reason, including poor performance by bitcoin in general or of NYDIG, there can be no assurances that we would not be adversely impacted by such dissatisfaction reputationally.

There can be no assurances that our arrangement with NYDIG will sustain, be successful or not have unintended or unforeseen adverse consequences. It is expected that similar arrangements by or among other financial institutions and bitcoin service providers may emerge and compete with us and/or NYDIG, particularly as cryptocurrencies and crypto-related products and services evolve and proliferate. Accordingly, there can be no assurances that adverse developments in the public acceptance, perception, regulatory environment, licensure, holding, trading, custodianship, value or other aspects of bitcoin and cryptocurrencies in general will not have a material adverse effect on us, including reputationally.

There can be no assurance that the arrangement with NYDIG will result in an increase in new customers or core deposits.

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

There is Uncertainty Surrounding the Elimination of LIBOR and the Proposed Transition to SOFR or Other Adjustable or Reference Rate Formulas

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). Consequently, LIBOR and other inter-bank offered rates around the world are undergoing a transition to other reference rates. In March 2021, the Financial Conduct Authority announced that LIBOR would no longer be published on a representative basis after December 31, 2021, with the exception of the most commonly used tenors of U.S. dollar LIBOR, which will no longer be published on a representative basis after June 30, 2023. The transition to other reference rates may affect the value of certain derivatives, loans and floating rate securities we hold, floating rate financial instruments we have issued and the profitability of certain lending activity. Additionally, pricing activities, models and the profitability of certain businesses may also be impacted.

There is still uncertainty around how quickly different alternative rates will develop sufficient liquidity and industry-wide usage, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (comprised of major derivative market participants and their regulators), began publishing in April 2018 a Secured Overnight Financing Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Proposals for alternative reference rates have also been announced or have already begun publication. Markets are developing in response to these new rates. We have undertaken an enterprise-wide effort to address the transition to minimize the potential for adverse impacts.

The effect of any changes to LIBOR or discontinuation of LIBOR on new or existing financial instruments, liabilities or operational processes will vary depending on a number of factors. Examples of potential factors include, but are not limited to: fallback provisions in contracts; adoption of replacement language in contracts where such language is currently absent; legislative remedies that address fallback provisions; potential changes in spreads causing valuation changes; treatment of hedge effectiveness and impacts on models and systems. We are identifying, assessing and monitoring market and regulatory developments; assessing agreement terms and continue to execute our operational readiness.

We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risks. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates may differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, systems, contracts, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation and potentially introduce additional legal risks. As of December 31, 2021, we have exposure to approximately $2.3 billion of financial assets and liabilities, including off-balance sheet instruments, which are LIBOR-based. We do not yet know whether, and if so the extent to which, the elimination of LIBOR will have any material impact on these instruments.

Our Financial Results May be Adversely Impacted by Global Climate Changes.

Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in average global temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future and have the potential to impact nearly all sectors of the economy to varying degrees. We cannot predict the long-term impacts of climate change, but we will continue to monitor new developments in the future.

Potential impacts may include the following:

●	Changes in temperatures and air quality may adversely impact the health, welfare, economic and other prospects of customers in our target markets. For example, increases in the level of pollution and airborne allergens in local industrial areas may cause an increase in upper respiratory and cardiovascular diseases. Such impacts may adversely change the long-term prospects for the communities we serve and the investing and banking services these communities seek.

●	Climate change may impact asset prices, as well as general economic conditions. For example, rising sea levels may lead to decreases in real estate values in at-risk areas. Additionally, government policies to slow climate change (e.g., setting limits on carbon emissions) may have an adverse impact on sectors such as utilities, transportation and manufacturing. Changes in asset prices may impact the value of our fixed income, real estate and commercial mortgage investments. Although we seek to manage our investment risks by maintaining a diversified portfolio and monitor our investments on an ongoing basis, allowing us to adjust our exposure to sectors and/or geographical areas that face severe risks due to climate change, there can be no assurances that our efforts will be successful.

Our Financial Results May be Adversely Impacted by ESG Requirements

Our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like environmental, social and governance (“ESG”) requirements. We closely monitor and respond to topics related to ESG that include longer lifespans, income and wealth inequalities, environmental challenges and opportunities to expand global access to the financial system across all segments of the population. Updated and changing regulatory and societal environment requirements could impact financial and operational results.

We currently obtain environmental reports in connection with the underwriting of commercial real estate loans, and typically obtain environmental reports in connection with the underwriting of multi-family loans. For all other loans, we obtain environmental reports only if the nature of the current or, to the extent known to us, prior use of the property securing the loan indicates a potential environmental risk. However, we may not be aware of such uses or risks in any particular case, and, accordingly, there can be no assurance that real estate acquired by us in foreclosure is free from environmental contamination nor we will not have any liability with respect thereto.

Changes and uncertainty in United States legislation, policy or regulation regarding climate risk management or other ESG practices may result in higher regulatory and compliance costs, increased capital expenditures, and changes in regulations may impact security asset prices, resulting in realized or unrealized losses on our investments. Physical risks and transitional risks could increase the Company’s cost of doing business and actual or perceived failure to adequately address ESG expectations of our various stakeholders could lead to a tarnished reputation and loss of customers and clients.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At December 31, 2021, the Bank conducted its business through 24 full-service offices and its Internet Branch. The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2021, we had approximately 872 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2021:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2021	—	$—	—	999,163
November 1 to November 30, 2021	69,665	23.67	69,665	929,498
December 1 to December 31, 2021	81,311	23.82	81,311	848,187
Total	150,976	23.75	150,976

On February 27, 2018, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. This program was completed in 2021 and on July 27, 2021, an additional 1,000,000 share authorization was announced. During the years ended December 31, 2021 and 2020, the Company repurchased 436,619 shares and 142,405 shares, respectively, of the Company’s common stock at an average cost of $22.88 per share and $16.45 per share, respectively. At December 31, 2021, 848,187 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2021:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved by security holders	—	$—	1,171,675

Equity compensation plans not approved by security holders	—	—	—

	—	$—	1,171,675

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2016 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite and the comparative published industry indices used in 2021 were the S&P U.S. MidCap Banks Index and the S&P U.S. BMI Banks - Mid-Atlantic Region Index. In prior years the comparative published industry indices used were the SNL Bank $1 Billion to $5 Billion in Assets Index and the SNL Mid-Atlantic Bank Index. These indexes discontinued publication in 2021. The S&P U.S. BMI Banks - Mid-Atlantic Region Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The S&P U.S. MidCap Banks Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

Flushing Financial Corporation

Total Return Performance
350
300
250
200
150
100
50
0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Flushing Financial Corporation
NASDAQ Composite Index
S&P U.S. MidCap Banks Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index

The total return assumes $100 invested on December 31, 2016 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2021. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Flushing Financial Corporation	100.00	96.06	77.60	81.00	66.34	100.38
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. MidCap Banks Index	100.00	113.70	90.82	119.79	118.47	172.41
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	122.56	104.72	148.90	134.59	169.99

Item 6. Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021. Discussion and analysis of our 2020 fiscal year specifically, as well as the year-over-year comparison of our 2020 financial performance to 2019, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 16, 2021, which is available on our investor relations website at FlushingBank.com and the SEC’s website at sec.gov.

General

We are a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. The primary business of the Holding Company has been the operation of the Bank. The Bank owned three subsidiaries during all or a portion of 2021: Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”). The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured to the maximum allowable amount by the FDIC.

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

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for credit losses and specific provision for losses on real estate owned.

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

●	manage cost of funds and continue to improve funding mix;
●	resume historical loan growth while achieving appropriate risk adjusted returns;
●	enhance earnings power by improving scalability and efficiency;
●	manage credit risk;
●	remain well capitalized;
●	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community;
●	attract, retain and develop human capital; and
●	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Manage cost of funds and continue to improve funding mix. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have built multi-channel deposit gathering capabilities. In addition to our full-service branches we gather deposits through our Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2021 and 2020, total deposits at our Internet Branch were $188.0 million and $221.7 million, respectively.

The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2021 and 2020, total deposits in our government banking unit totaled $1,618.8 million and $1,615.4 million, respectively. Additionally, we have a business banking group which was designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2021 and 2020, deposits balances in the business banking group were $540.4 million and $298.9 million, respectively. We also obtain deposits through brokers and the IntraFi Network.

Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. During 2021, we realized an increase in due to depositors of $242.8 million, as core deposits increased $434.6 million and certificates of deposit decreased $191.8 million.

We continue to focus on obtaining additional deposits from our lending customers and originating additional loans to our deposit customers. Product offerings were expanded and are expected to be further expanded to accommodate perceived customer demands. In addition, specific employees are assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

Resume historical loan growth while achieving appropriate risk adjusted returns. During 2021, gross loans declined by $67.8 million, or 1.0% to $6,633.9 million at December 31, 2021 from $6,701.6 million at December 31, 2020. The decrease was primarily PPP loan forgiveness by the SBA.

We have emphasized the strategic growth of multi-family residential mortgage loans, non-owner occupied commercial mortgage loans and floating rate commercial business loans. The commercial business and other loans have increased to 20.19% of the gross loan portfolio as of December 31, 2021 compared to 19.45% at December 31, 2020. In the multi-family portfolio, we allowed loans to prepay rather than refinance at a rate below our criteria. We no longer originate or hold taxi medallion loans.

The following table shows loan originations and purchases during 2021, and loan balances as of December 31, 2021.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2021	Gross Loans

	(Dollars in thousands)
Multi-family residential	$246,964	$2,517,026	37.94%
Commercial real estate	168,482	1,775,629	26.77
One-to-four family ― mixed-use property	41,110	571,795	8.62
One-to-four family ― residential	70,548	268,255	4.04
Co-operative apartment	413	8,316	0.13
Construction	38,124	59,761	0.90
Small Business Administration	143,363	93,811	1.41
Taxi medallion	—	—	—
Commercial business and Other	544,958	1,339,273	20.19
Total	$1,253,962	$6,633,866	100.00%

At December 31, 2021, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 84.9% of our gross loans. We have repositioned our loan growth to reduce credit risk; however, our concentration in these types of loans could require us to increase our provisions for credit losses and to maintain an allowance for credit losses as a percentage of total loans in excess of the allowance currently maintained.

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

Manage credit risk. By adherence to our conservative underwriting standards, we have been able to minimize net losses from non-performing loans. We recorded net charge-offs of $3.1 million for the year ended December 31, 2021, compared to net charge-offs of $3.6 million for the year ended December 31, 2020. The net charge-offs recorded in 2021 were primarily due to the write-off of our remaining taxi medallion portfolio. We seek to minimize losses by adhering to our defined underwriting standards, which among other things generally requires a debt service coverage ratio of at least 125% and loan to value ratio of 75% or less. The average loan to value for the real estate dependent loan portfolio was less than 38% and the average loan to value for non-performing loans collateralized by real estate was 30.4% at December 31, 2021. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 33 delinquent loans totaling $28.6 million, 2 delinquent loans totaling $0.6 million, and 11 delinquent loans totaling $13.0 million during the years ended December 31, 2021, 2020, and 2019, respectively. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing loans totaled $14.9 million and $21.1 million at December 31, 2021 and 2020, respectively. Non-performing assets as a percentage of total assets were 0.19% and 0.26% at December 31, 2021 and 2020, respectively.

Remain well capitalized. The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $8.0 billion, as a best practice, we completed these tests. As of December 31, 2021, under all stress scenarios, we remained well capitalized per current regulations.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens is characterized with a high level of ethnic diversity. An important element of our strategy is to service multi-ethnic consumers and businesses. We have a particular presence and concentration in Asian communities, including in particular the Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 20 languages. We have an Asian advisory board to help broaden our links to the community by providing guidance and fostering awareness of our active role in the local community. In the fourth quarter of 2020, we completed our acquisition of Empire, which expanded our branch footprint in Long Island. As of December 31, 2021, we had six branches which have a particular focus on the Asian community, of which four are in the borough of Queens, one is in the borough of Manhattan and one on Long Island, with deposits and loans totaling in excess of $966.4 million and $709.3 million, respectively, in these locations.

Manage Enterprise-Wide Risk. We identify, measure and attempt to mitigate risks that affect, or have the potential to affect, our business. Due to past economic crises and recent increases in government regulation, we devote significant resources to risk management. We have a seasoned risk officer to provide executive risk leadership, and an enterprise-wide risk management program. Several enterprise risk management analytical products are in use which include key risk indicators. We also have had a chief information security officer even before one was required by NYDFS rulemaking. Our management of enterprise-wide risk enables us to recognize and monitor risks and establish procedures to disseminate the risk information across our organization and to our Board of Directors. The objective is to have a robust and focused risk management process capable of identifying and mitigating emerging threats to the Bank’s safety and soundness.

Trends and Contingencies. Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local regional economy, government policies and actions of regulatory authorities. We have remained strategically focused on the origination of multi-family residential mortgages, commercial mortgages and commercial business loans with a full banking relationship. Because of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

Loan originations and purchases were $1,254.0 million, $1,004.1 million, and $1,162.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. While we primarily rely on originating our own loans, we purchased $262.1 million, $193.3 million, and $221.2 million during the years ended December 31, 2021, 2020, and 2019, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2021, the allocation of our loan portfolio has remained fairly consistent with a steady increase in non-mortgage loans. The majority of our loans are collateralized by real estate, which comprised 78.4% of our portfolio at December 31, 2021 compared to 78.0% at December 31, 2020 and 81.3% at December 31, 2019, while non-mortgage loans comprised 21.6% of our portfolio at December 31, 2021 compared to 22.0% at December 31, 2020 and 18.7% at December 31, 2019.

Due to depositors increased $242.8 million, $1,068.7 million, and $106.1 million in 2021, 2020, and 2019, respectively. Lower-costing core deposits increased $434.6 million, $1,368.2 million, and $231.5 million in 2021, 2020, and 2019, respectively. Higher-costing certificates of deposit decreased $191.8 million during 2021 compared to decreases of $299.5 million in 2020 and $125.4 million in 2019. Brokered deposits represented 9.8%, 17.5%, and 7.7% of total deposits at December 31, 2021, 2020, and 2019, respectively. During 2018, Section 29 of the Federal Deposit Insurance Act was amended to no longer consider reciprocal deposits held by an FDIC-insured depository institution brokered deposits. At December 31, 2021, 2020, and 2019, reciprocal deposits totaled $763.7 million, $735.4 million, and $805.6 million, respectively.

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

Net interest income increased $52.8 million or 27.0% to $248.0 million for the twelve months ended December 31, 2021 from $195.2 million for the prior year, as a 39 basis points increase in the net interest margin to 3.24% for the twelve months ended December 31, 2021 was coupled with balance sheet growth. The increase in the net interest margin for 2021 was primarily due to a decrease in our funding costs, partially offset by a decrease in the yield of our interest-earning assets. The decrease in the yield of our interest earning assets was primarily due to loans being both originated and repriced at lower rates. During 2021, the cost of borrowed funds increased 27 basis points to 2.24% from 1.97% in the comparable period while the cost of interest-bearing deposits decreased 55 basis points to 0.37% from 0.92% for the prior year. The cost of money market, NOW and certificates of deposits accounts decreased 57 basis points, 33 basis points and 84 basis points, respectively, for the twelve months ended December 31, 2021 from the prior year. The cost of deposits declined as we decreased the rates we pay resulting from the Federal Reverse lowering rates.

We are unable to predict the direction or timing of future interest rate changes. Approximately 80% of our certificates of deposit accounts and borrowings will reprice or mature during the next year. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income.

On October 30, 2020, the Company completed its acquisition of 100% of the outstanding voting and non-voting shares of Empire. The shareholders of Empire received total consideration of $87.5 million which consisted of $54.8 million in cash and 2,557,028 shares of Flushing Financial Corporation common stock. As of December 31, 2021, the combined company has $8.0 billion in assets, $6.6 billion in loans, $6.3 billion in deposits, and 24 branches in Queens, Brooklyn, Manhattan, and on Long Island.

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

The Company quantifies the net portfolio value should interest rates immediately go up 200 basis points or down 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2021 and 2020. Various estimates regarding prepayment assumptions are made at each level of rate shock. At December 31, 2021 and 2020, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of December 31, 2021 and 2020:

	Net Portfolio Value		Net Portfolio Value Ratio
Change in Interest Rate	2021	2020	2021	2020
-100 basis points	(4.36)	6.55	11.53	10.27
Base interest rate	—	—	12.27	9.93
+100 basis points	(5.41)	(15.66)	11.86	8.67
+200 basis points	(11.33)	(24.55)	11.36	7.98

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

The starting point for the net interest income simulation is an estimate of the next twelve month’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 4.2% from a 100 basis point increase in rates over the next twelve months. Actual results could differ significantly from these estimates.

At December 31, 2021, the Company had a derivative portfolio with a notional value totaling $1.5 billion. This portfolio is designed to provide protection against rising interest rates. See Note 21 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of forward swaps on certain short-term advances and brokered CDs totaling $996.5 million.  At December 31, 2021, $591.5 million of the forward swaps are effective swaps at a weighted average rate of 1.95% that largely mature by the end of 2023 and $405.0 million of the forward swaps become effective at different points through 2024, at an average rate of 0.77%. A summary of maturity dates and effective dates of our forward swaps on short-term advances and brokered CDs held at December 31, 2021, are shown in the table below:

	2022		2023		2024		2025
(Dollars in thousands)	Notional	Weighted Average Rate	Notional	Weighted Average Rate	Notional	Weighted Average Rate	Notional	Weighted Average Rate

Effective Swaps Maturity	$125,000	1.86%	$321,000	2.09%	$121,000	1.96%	$25,000	0.47%
Forward Starting Swaps	125,000	0.88	230,000	0.70	50,000	0.80	—	—

The net interest income simulation incorporates the next twelve months (through December 31, 2022) and only a portion of the effective swap maturities and the forward starting swaps are included in this period. Assuming another equal increment ramp of 100 basis points increase in rates in the second year (through December 31, 2023), for a total of 200 basis points over two years, the total derivative portfolio has a 1.7% benefit to net interest income (versus the base case) in the first year and a cumulative benefit of 4.9% by the second year.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2021				2020				2019
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)(2)	$5,146,195	$217,580	4.23%		$4,798,232	$202,722	4.22%		$4,609,439	$203,440	4.41%
Other loans, net (1)(2)	1,498,122	56,751	3.79		1,207,715	45,431	3.76		1,011,594	48,304	4.78
Total loans, net	6,644,317	274,331	4.13		6,005,947	248,153	4.13		5,621,033	251,744	4.48
Taxable securities:
Mortgage-backed securities	550,136	8,335	1.52		450,065	8,730	1.94		572,223	15,468	2.70
Other securities	239,208	4,001	1.67		249,533	5,178	2.08		243,324	8,102	3.33
Total taxable securities	789,344	12,336	1.56		699,598	13,908	1.99		815,547	23,570	2.89
Tax-exempt securities: (3)
Other securities	50,831	2,142	4.21		56,530	2,419	4.28		60,971	2,580	4.23
Total tax-exempt securities	50,831	2,142	4.21		56,530	2,419	4.28		60,971	2,580	4.23
Interest-earning deposits and federal funds sold	188,462	203	0.11		100,723	355	0.35		84,922	1,604	1.89
Total interest-earning assets	7,672,954	289,012	3.77		6,862,798	264,835	3.86		6,582,473	279,498	4.25
Other assets	470,418				413,224				365,408
Total assets	$8,143,372				$7,276,022				$6,947,881

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$157,640	255	0.16		$176,443	495	0.28		$198,374	1,378	0.69
NOW accounts	2,165,762	5,453	0.25		1,603,402	9,309	0.58		1,434,440	23,553	1.64
Money market accounts	2,059,431	7,271	0.35		1,561,496	14,368	0.92		1,370,038	27,819	2.03
Certificate of deposit accounts	1,033,187	7,340	0.71		1,167,865	18,096	1.55		1,532,440	35,078	2.29
Total due to depositors	5,416,020	20,319	0.38		4,509,206	42,268	0.94		4,535,292	87,828	1.94
Mortgagors' escrow accounts	77,552	5	0.01		70,829	44	0.06		70,209	229	0.33
Total interest-bearing deposits	5,493,572	20,324	0.37		4,580,035	42,312	0.92		4,605,501	88,057	1.91
Borrowings	905,094	20,269	2.24		1,361,559	26,816	1.97		1,251,452	28,959	2.31
Total interest-bearing liabilities	6,398,666	40,593	0.63		5,941,594	69,128	1.16		5,856,953	117,016	2.00
Non interest-bearing demand deposits	922,741				583,235				407,450
Other liabilities	173,019				171,126				122,189
Total liabilities	7,494,426				6,695,955				6,386,592
Equity	648,946				580,067				561,289
Total liabilities and equity	$8,143,372				$7,276,022				$6,947,881

Net interest income / net interest rate spread (4)		$248,419	3.14%			$195,707	2.70%			$162,482	2.25%

Net interest-earning assets / net interest margin (5)	$1,274,288		3.24%		$921,204		2.85%		$725,520		2.47%

Ratio of interest-earning assets to interest-bearing liabilities			1.20	X			1.16	X			1.12	X
(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $10.6 million, $2.3 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, it includes net gains (losses) from fair value adjustments in qualifying hedges of $2.1 million, $(1.2) million and $(1.7) million for December 31, 2021, 2020 and 2019.
(3)	Interest and yields are calculated on the tax equivalent basis using statutory federal income tax rate of 21% for the years ended December 31, 2021, 2020, and 2019.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for credit losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income for the years ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$14,388	$470	$14,858	$8,187	$(8,905)	$(718)
Other loans, net	10,957	363	11,320	8,456	(11,329)	(2,873)
Mortgage-backed securities	1,715	(2,110)	(395)	(2,906)	(3,832)	(6,738)
Other securities	(204)	(973)	(1,177)	201	(3,125)	(2,924)
Tax-Exempt securities	(238)	(39)	(277)	(190)	29	(161)
Interest-earning deposits and federal funds sold	186	(338)	(152)	254	(1,503)	(1,249)
Total interest-earning assets	26,804	(2,627)	24,177	14,002	(28,665)	(14,663)

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(48)	(192)	(240)	(138)	(745)	(883)
NOW accounts	2,565	(6,421)	(3,856)	2,492	(16,736)	(14,244)
Money market accounts	3,637	(10,734)	(7,097)	3,453	(16,904)	(13,451)
Certificate of deposit accounts	(1,888)	(8,868)	(10,756)	(7,201)	(9,781)	(16,982)
Mortgagors' escrow accounts	3	(42)	(39)	2	(187)	(185)
Borrowings	(9,866)	3,319	(6,547)	2,382	(4,525)	(2,143)
Total interest-bearing liabilities	(5,597)	(22,938)	(28,535)	990	(48,878)	(47,888)

Net change in net interest income	$32,401	$20,311	$52,712	$13,012	$20,213	$33,225

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. Net income for the twelve months ended December 31, 2021 was $81.8 million, an increase of $47.1 million, or 135.9%, compared to $34.7 million for the twelve months ended December 31, 2020. Diluted earnings per common share were $2.59 for the twelve months ended December 31, 2021, an increase of $1.41, or 119.5%, from $1.18 for the twelve months ended December 31, 2020. Return on average equity increased to 12.60% for the twelve months ended December 31, 2021, from 5.98% for the comparable prior year period. Return on average assets increased to 1.00% for the twelve months ended December 31, 2021 from 0.48% for the comparable prior year period.

Interest Income. Interest income increased $24.2 million, or 9.2%, to $288.6 million for the year ended December 31, 2021 from $264.3 million for the year ended December 31, 2020. The increase in interest income was primarily due to an increase of $810.2 million in the average balance of interest-earning assets to $7,673.0 million for the year ended December 31, 2021 from $6,862.8 million for the year ended December 31, 2020, partially offset by a decrease of 9 basis points in the yield of interest-earning assets to 3.77% for the year ended December 31, 2021 from 3.86% for the year ended December 31, 2020. The 9 basis point decrease in the yield of interest-earning assets was primarily due to a 44 basis point decrease in the yield of total securities to 1.72% for the year ended December 31, 2021 from 2.16% for the year ended December 31, 2020 and a decline in the yield on interest-earning deposits and federal funds sold of 24 basis points to 0.11% in for the year ended December 31, 2021 from 0.35% in for the comparable prior year period, as the yield on loans was stable at 4.13% in both periods. Excluding prepayment penalty income from loans and securities, net recoveries/(reversals) of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, decreased 12 basis points to 3.95% for the year ended December 31, 2021 from 4.07% for the year ended December 31, 2020.

Interest Expense. Interest expense decreased $28.5 million, or 41.3%, to $40.6 million for the year ended December 31, 2021 from $69.1 million for the year ended December 31, 2020. The decrease in interest expense was primarily due to a decrease of 53 basis points in the average cost of interest-bearing liabilities to 0.63% for the year ended December 31, 2021 from 1.16% for the year ended December 31, 2020. The 53 basis point decrease in the cost of interest-bearing liabilities was primarily due to the 55 basis point decline in the yield on interest-bearing deposits to 0.37% for the year ended December 31, 2021 from 0.92% for the year ended December 31, 2020. Additionally, the cost of interest-bearing liabilities decreased due to a decline of $456.5 million in the average balance of higher costing borrowed funds to $905.1 million for the year ended December 31, 2021 from $1,361.6 million for the comparable prior year period.

Net Interest Income. Net interest income for the year ended December 31, 2021 totaled $248.0 million, an increase of $52.8 million, or 27.0%, from $195.2 million for the year ended December 31, 2020. The increase in net interest income was primarily due to a 44 basis point increase in the net interest spread to 3.14% for the twelve months ended December 31, 2021 from 2.70% for the comparable prior year period. The cost of interest-bearing liabilities decreased 53 basis points to 0.63% for the year ended December 31, 2021 from 1.16% for the comparable prior year period, partially offset by a decrease in the yield on interest-earning assets of nine basis points to 3.77% for the year ended December 31, 2021, from 3.86% for the year ended December 31, 2020. This resulted in the net interest margin increasing 39 basis points to 3.24% for the year ended December 31, 2021 from 2.85% for the year ended December 31, 2020. Included in net interest income was prepayment penalty income from loans and securities totaling $6.4 million and $3.7 million for the year ended December 31, 2021 and 2020, respectively, net recovered interest from non-accrual loans totaling $0.3 million and $0.8 million for the year ended December 31, 2021 and 2020, respectively, net gains (losses) from fair value adjustments on qualifying hedges totaling $2.1 million and ($1.2) million for the year ended December 31, 2021 and 2020, respectively, and purchase accounting income adjustments of $3.0 million for the year ended December 31, 2021. Excluding all of these items, the net interest margin for the year ended December 31, 2021 was 3.08%, an increase of 28 basis points, from to 2.80% for the year ended December 31, 2020.

(Benefit) Provision for Credit Losses. Benefit for credit losses was $4.9 million for the year ended December 31, 2021, compared to a provision for credit losses of $23.1 million during the prior year. The change was primarily the result of an improving economy. During the twelve months ended December 31, 2021, non-accrual loans decreased $3.4 million to $14.9 million from $18.3 million at December 31, 2020. During the twelve months ended December 31, 2021, the Bank recorded net charge-offs totaling $3.1 million. The average loan-to-value ratio for our non-performing loans collateralized by real estate was 30.4% at December 31, 2021. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2021 was $3.7 million, a decrease of $7.4 million, or 66.6%, from $11.0 million for the twelve months ended December 31, 2020. Non-interest income decreased primarily due to an increase in non-cash net losses from fair value adjustments of $10.9 million, partially offset by an increase of $2.1 million in other income for the year ended December 31, 2021 compared to the comparable prior year period.

Non-Interest Expense. Non-interest expense was $147.3 million for the twelve months ended December 31, 2021, an increase of $9.4 million, or 6.8%, from $137.9 million for the twelve months ended December 31, 2020. The increase in non-interest expense was primarily due to a $14.1 million increase in salaries and employee benefits and a $4.2 million increase in other operating expense primarily due to the growth of the Bank.

Income Tax Provisions. Income tax expense for the year ended December 31, 2021 increased $17.0 million, or 161.6%, to $27.5 million, compared to $10.5 million for the year ended December 31, 2020. The increase was primarily due to the $64.1 million increase in income before income taxes for the year ended December 31, 2021 from the comparable prior year period. The effective tax rate for the year ended December 31, 2021 was 25.2% compared to 23.3% for the year ended December 31, 2020.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019 (1)

Liquidity, Regulatory Capital and Capital Resources

Liquidity and Capital Resources. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity is to maintain the ability to originate and purchase loans, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings.

Liquidity management is both a short and long-term function of business management. During 2021, funds were provided by the Company’s operating activities, which were used to fund our investing and financing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $81.7 million, a decrease of $75.7 million from December 31, 2020. We also held marketable securities available for sale with a market value of $777.2 million at December 31, 2021.

At December 31, 2021, the Bank was able to borrow up to $3,635.2 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2021, the Bank had $1,429.6 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2021, the Bank also has unsecured lines of credit with other commercial banks totaling $593.0 million, with $25.0 million outstanding amount. In addition, the Holding Company has subordinated debentures with a principal balance totaling $125.0 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $56.5 million (which are both included in Borrowed Funds). (See Note 10 (“Borrowed Funds”) of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

At December 31, 2021, we had commitments to extend credit (principally real estate mortgage loans) of $88.7 million and open lines of credit for borrowers (principally business lines of credit and home equity loan lines of credit) of $384.2 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and non-interest expense in 2021 were $40.6 million and $147.3 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen to future retirees as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2021, we incurred cash expenditures of $0.1 million for each of the medical and life insurance plans and the non-employee director plan. We did not make a contribution to the employee pension plan in 2021. We expect to pay similar amounts for these plans in 2022. (See Note 13 (“Pension and Other Postretirement Benefit Plan”) of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

(1) – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 16, 2021, which is available on our investor relations website at www.flushingbank.com and the SEC’s website at www.sec.gov

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the FTSE Pension Discount Curve (formerly the Citigroup Pension Liability Index) and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 2.58% for 2021. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2021, our employee pension plan had an unrecognized loss of $1.4 million and the medical and life insurance plan had an unrecognized loss of $0.9 million. At December 31, 2021, the non-employee director plan had an unrecognized gain of $0.4 million due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s and medical and life insurance plan’s unrecognized losses are primarily attributed to the reduction in the discount rate. In addition, the medical and life insurance plan has a past service credit of less than $0.1 million due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive loss in stockholders’ equity, resulting in a reduction of stockholders’ equity of $1.3 million as of December 31, 2021.

The change in the discount rate, the pension plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of the three years ended December 31, 2021. During the years ended December 31, 2021, 2020, and 2019, the actual (loss) return on the employee pension plan assets was approximately (154%), 311%, and 372%, respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $26.1 million at December 31, 2021, which is $4.0 million more than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2021 was $0.4 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The Holding Company is subject to the same regulatory restrictions on the declaration of dividends as the Bank.

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. Borrowings with call provisions are included in the period of the next call date. We have the means to refinance these borrowings as they mature or are called through financing arrangements with the FHLB-NY and our ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Note 9 (“Deposits”) and Note 10 (“Borrowed Funds”) of Notes to Consolidated Financial Statements in Item 8 of this Annual Report. At December 31, 2021, we had borrowings obligations of $815.5 million of which $653.7 million represents our current obligations within one year. At December 31, 2021, we had deposits obligations of $6.385.4 million of which $6,194.7 million represents our current obligations within one year.

We focus our balance sheet growth on the origination of loans. At December 31, 2021, we had commitments to extend credit and lines of credit of $472.9 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing loan portfolio and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 17 (“Commitments and Contingencies”) of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2021, the Bank had 24 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. At December 31, 2021 we had Operating lease and purchasing obligations totaling $85.4 million.

Pension and other postretirement benefits reflects our directors’ pension plan and amounts due under our plan for medical and life insurance benefits for retired employees. At December 31, 2021 we had pension and other postretirement benefits obligations totaling $5.4 million.

We currently provide a non-qualified deferred compensation plan for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate in the Plan. In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. At December 31, 2021 we had deferred compensation plan obligations of $24.8 million. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2021 and 2020, the Bank and the Company exceeded each of their four regulatory capital requirements. (See Note 15 (“Regulatory Capital”) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

Critical Accounting Estimates

The preparation of our consolidated financial statement in accordance with generally accepted accounting principles in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates and changes in assumptions could have a significant effect on the consolidated financial statements. Our critical accounting policies that require us to make significant judgments or estimates are described below. For more information on these critical accounting policies and other significant accounting policies, see the Note titled “Summary of Significant Accounting Policies – Use of Estimates” in the Notes to the Consolidated Financial Statements.

The Company’s accounting policies are integral to understanding the results of operations and statement of financial condition. These policies are described in the Notes to Consolidated Financial Statements. Several of these policies require management’s judgment to determine the value of the Company’s assets and liabilities. The Company has established detailed written policies and control procedures to ensure consistent application of these policies. The Company has identified four accounting policies that require significant management valuation judgment: the allowance for credit losses, fair value of financial instruments, goodwill impairment and income taxes.

Allowance for Credit Losses. An allowance for credit losses (“ACL”) is provided to absorb probable estimated losses inherent in the loan portfolio. Management reviews the adequacy of the ACL by reviewing individual loans when it has disparate risk characteristics from the rest of the loan portfolio. These loans include non-accrual and troubled debt restructuring (“TDR”) loans, while the remainder of the portfolio is grouped by categories with similar risk characteristics. The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes Judgment is required to determine how many years of historical loss experience are to be included when reviewing historical loss experience. A full credit cycle must be used, or loss estimates may be inaccurate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The quantitative allowance is calculated using a number of inputs and assumptions. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and GAAP. The results of this process, support management’s assessment as to the adequacy of the ACL at each balance sheet date.

Notwithstanding the judgment required in assessing the components of the ACL, the Company believes that the ACL is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements. See Notes 2 (“Summary of Significant Accounting Policies”) and 4 (“Loans and Allowance for Credit Losses”) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

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

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as available for sale and held-to-maturity, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The significant inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures are the effective yields used in a cash flow models. See Notes 2 (“Summary of Significant Accounting Policies”), 7 (“Securities”) and 20 (“Fair Value of Financial Instruments”) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

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

As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. See Notes 2 (“Summary of Significant Accounting Policies”) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Income Taxes. The Company estimates its income taxes payable based on the amounts it expects to owe to the various taxing authorizes (i.e., federal, state and local). In estimating income taxes, management assesses the relative merits and risks of the tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. Management also relies on tax opinions, recent audits, and historical experience.

The Company also recognizes deferred tax assets and liabilities for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on evidence available at the time the estimate is made. These estimates can be affected by changes to tax laws, statutory tax rates, and future income levels. See Notes 2 (“Summary of Significant Accounting Policies”) and 11 (“Income Taxes”) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” under Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 20 (“Fair Value of Financial Instruments”) and 21 (“Derivative Financial Instruments”) of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.    Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2021	2020

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$81,723	$157,388
Securities held-to-maturity:
Mortgage-backed securities (include assets pledged of $5,643 and $5,853 at December 31, 2021 and 2020, respectively; fair value of $8,667 and $8,991 at December 31, 2021 and 2020, respectively)	7,894	7,914
Other securities, net of allowance of $862 and $907 at December 31, 2021 and 2020 respectively; (none pledged; fair value of $53,362 and $54,538 at December 31, 2021 and 2020, respectively)	49,974	49,918
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $212,388 and $264,968 at December 31, 2021 and 2020, respectively; $388 and $505 at fair value pursuant to the fair value option at December 31, 2021 and 2020, respectively)	572,184	404,460
Other securities (including assets pledged of $0 and $6,453 at December 31, 2021 and 2020, respectively; $14,180 and $13,998 at fair value pursuant to the fair value option at December 31, 2021 and 2020, respectively)	205,052	243,514
Loans, net of fees and costs	6,638,105	6,704,674
Less: Allowance for credit losses	(37,135)	(45,153)
Net loans	6,600,970	6,659,521
Interest and dividends receivable	38,698	44,041
Bank premises and equipment, net	23,338	28,179
Federal Home Loan Bank of New York stock, at cost	35,937	43,439
Bank owned life insurance	210,754	181,710
Goodwill	17,636	17,636
Core deposit intangibles	2,562	3,172
Right of use asset	50,200	50,743
Other assets	148,989	84,759
Total assets	$8,045,911	$7,976,394

Liabilities
Due to depositors:
Non-interest bearing	$967,621	$778,672
Interest-bearing	5,365,911	5,312,061
Total Due to depositors	6,333,532	6,090,733
Mortgagors' escrow deposits	51,913	45,622
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	636,187	887,579
Subordinated debentures	122,885	90,180
Junior subordinated debentures, at fair value	56,472	43,136
Total borrowed funds	815,544	1,020,895
Operating lease liability	54,155	59,100
Other liabilities	111,139	141,047
Total liabilities	7,366,283	7,357,397

Commitments and contingencies (Note 17)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued at both December 31, 2021 and 2020; 30,526,353 shares and 30,775,854 shares outstanding at December 31, 2021 and 2020, respectively)	341	341
Additional paid-in capital	263,375	261,533
Treasury stock, at average cost (3,561,270 shares and 3,311,769 shares at December 31, 2021 and 2020, respectively)	(75,293)	(69,400)
Retained earnings	497,889	442,789
Accumulated other comprehensive loss, net of taxes	(6,684)	(16,266)
Total stockholders' equity	679,628	618,997

Total liabilities and stockholders' equity	$8,045,911	$7,976,394

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2021	2020	2019

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$274,331	$248,153	$251,744
Interest and dividends on securities:
Interest	13,999	15,776	25,535
Dividends	29	43	73
Other interest income	203	355	1,604
Total interest and dividend income	288,562	264,327	278,956
Interest expense
Deposits	20,324	42,312	88,057
Other interest expense	20,269	26,816	28,959
Total interest expense	40,593	69,128	117,016
Net interest income	247,969	195,199	161,940
(Benefit) provision for credit losses	(4,944)	23,129	2,811
Net interest income after benefit provision for credit losses	252,913	172,070	159,129
Non-interest income
Banking services fee income	5,965	4,500	3,723
Net gain on sale of loans	335	48	870
Net gain on disposition of assets	621	—	—
Net gain (loss) on sale of securities	113	(701)	(15)
Net gain on sale of assets	—	—	770
Net loss from fair value adjustments	(12,995)	(2,142)	(5,353)
Federal Home Loan Bank of New York stock dividends	2,097	3,453	3,589
Life insurance proceeds	—	659	462
Bank owned life insurance	4,044	3,814	3,534
Other income	3,507	1,412	1,891
Total non-interest income	3,687	11,043	9,471
Non-interest expense
Salaries and employee benefits	88,310	74,228	67,765
Occupancy and equipment	14,002	12,134	11,328
Professional services	7,439	9,374	8,358
FDIC deposit insurance	2,951	2,676	869
Data processing	7,044	8,586	5,878
Depreciation and amortization of bank premises and equipment	6,425	6,212	5,930
Other real estate owned / foreclosure expense	323	216	204
Net loss from sales of real estate owned	—	36	—
Prepayment penalty on borrowings	—	7,834	—
Other operating expenses	20,828	16,635	14,937
Total non-interest expense	147,322	137,931	115,269
Income before income taxes	109,278	45,182	53,331
Provision for income taxes
Federal	20,078	9,188	10,439
State and local	7,407	1,320	1,613
Total provision for income taxes	27,485	10,508	12,052
Net income	$81,793	$34,674	$41,279
Basic earnings per common share	$2.59	$1.18	$1.44
Diluted earnings per common share	$2.59	$1.18	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2021	2020	2019

	(in thousands)

Net income	$81,793	$34,674	$41,279
Other comprehensive income (loss), net of tax:
Amortization of prior service credits, net of taxes of $27, $26 and $26 for the years ended December 31, 2021, 2020 and 2019, respectively	(58)	(59)	(59)
Amortization of net actuarial losses, net of taxes of ($159), ($120) and ($40) for the years ended December 31, 2021, 2020 and 2019, respectively	341	270	88
Unrecognized actuarial gains (losses), net of taxes of ($109), $484 and ($290) for the years ended December 31, 2021, 2020 and 2019, respectively	319	(1,112)	661
Change in net unrealized gains (losses) on securities available for sale, net of taxes of $3,455, ($2,169) and ($5,211) for the years ended December 31, 2021, 2020 and 2019, respectively	(7,484)	4,787	11,657
Reclassification adjustment for net losses included in net income, net of taxes of $35, ($216) and ($5) for the years ended December 31, 2021, 2020 and 2019, respectively	(78)	485	10
Net unrealized (loss) gain on cash flow hedges, net of taxes of ($7,126), $5,177 and $4,353 for the years ended December 31, 2021, 2020 and 2019, respectively	16,115	(11,658)	(9,567)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($237), ($367) and ($74) for the years ended December 31, 2021, 2020 and 2019, respectively	427	828	155

Total other comprehensive income (loss), net of tax	9,582	(6,459)	2,945

Comprehensive net income	$91,375	$28,215	$44,224

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
		Common	Paid-in	Treasury	Retained	Accumulated Other
	Total	Stock	Capital	Stock	Earnings	Comprehensive Loss

	(Dollars in thousands, except per share data)

Balance at December 31, 2018	$549,464	$315	$222,720	$(75,146)	$414,327	$(12,752)

Impact of adoption of ASC 842 - Leases	2,716	—	—	—	2,716	—
Net income	41,279	—	—	—	41,279	—
Award of shares released from Employee Benefit Trust (154,746 shares)	2,307	—	2,307	—	—	—
Vesting of restricted stock unit awards (297,559 shares)	—	—	(6,099)	6,309	(210)	—
Exercise of stock options (300 shares)	3	—	—	6	(3)	—
Stock-based compensation expense	7,763	—	7,763	—	—	—
Purchase of treasury shares (40,000 shares)	(771)	—	—	(771)	—	—
Repurchase of shares to satisfy tax obligation (84,290 shares)	(1,885)	—	—	(1,885)	—	—
Dividends on common stock ($0.84 per share)	(24,149)	—	—	—	(24,149)	—
Other comprehensive income, net of tax	2,945	—	—	—	—	2,945
Balance at December 31, 2019	$579,672	$315	$226,691	$(71,487)	$433,960	$(9,807)

Adoption of ASC 326- Credit Losses	(875)	—	—	—	(875)	—
Net income	34,674	—	—	—	34,674	—
Shares issued in acquisition of Empire Bancorp, Inc. (2,557,028 shares)	32,705	26	32,679	—	—	—
Award of shares released from Employee Benefit Trust (145,447 shares)	1,520	—	1,520	—	—	—
Vesting of restricted stock unit awards (281,636 shares)	—	—	(5,807)	5,964	(157)	—
Stock-based compensation expense	6,450	—	6,450	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	(2,342)	—	—
Repurchase of shares to satisfy tax obligation (77,611 shares)	(1,535)	—	—	(1,535)	—	—
Dividends on common stock ($0.84 per share)	(24,813)	—	—	—	(24,813)	—
Other comprehensive loss, net of tax	(6,459)	—	—	—	—	(6,459)
Balance at December 31, 2020	$618,997	$341	$261,533	$(69,400)	$442,789	$(16,266)

Net Income	81,793	—	—	—	81,793	—
Award of shares released from Employee Benefit Trust (22,936 shares)	321	—	321	—	—	—
Vesting of restricted stock unit awards (261,628 shares)	—	—	(5,308)	5,477	(169)	—
Stock-based compensation expense	6,829	—	6,829	—	—	—
Purchase of treasury shares (436,619 shares)	(9,988)	—	—	(9,988)	—	—
Repurchase of shares to satisfy tax obligation (74,510 shares)	(1,382)	—	—	(1,382)	—	—
Dividends on common stock ($0.84 per share)	(26,524)	—	—	—	(26,524)	—
Other comprehensive income, net of tax	9,582	—	—	—	—	9,582
Balance at December 31, 2021	$679,628	$341	$263,375	$(75,293)	$497,889	$(6,684)

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2021	2020	2019

	(In thousands)
Operating Activities
Net income	$81,793	$34,674	$41,279
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for credit losses	(4,944)	23,129	2,811
Depreciation and amortization of premises and equipment	6,425	6,212	5,930
Net gain on sales of loans	(335)	(48)	(870)
Net (gain) loss on sales of securities	(113)	701	15
Net loss on sales of OREO	—	36	—
Net gain on sale and disposition of assets	(621)	—	(770)
Amortization of premium, net of accretion of discount	(987)	6,446	7,110
Fair value adjustments for financial assets and financial liabilities	12,995	2,142	5,353
Net (gain) loss from fair value adjustments of qualifying hedges	(2,079)	1,185	1,677
Income from bank owned life insurance	(4,044)	(3,814)	(3,534)
Life insurance proceeds	—	(659)	(462)
Stock-based compensation expense	6,829	6,450	7,763
Deferred compensation	(4,002)	(4,403)	(3,078)
Amortization of core deposit intangibles	610	108	—
Deferred income tax	(1,725)	(4,637)	(3,895)
Decrease (increase) in other assets	563	2,605	706
(Decrease) increase in other liabilities	(1,767)	1,151	3,735
Net cash provided by operating activities	88,598	71,278	63,770
Investing Activities
Purchases of premises and equipment	(3,680)	(2,512)	(4,213)
Net redemptions of Federal Home Loan Bank-NY shares	7,502	14,617	361
Purchases of securities held-to-maturity	—	—	(30,030)
Proceeds from calls of securities held-to-maturity	—	180	2,568
Proceeds from prepayments of securities held-to-maturity	—	603	583
Purchases of securities available for sale	(538,350)	(217,405)	(146,183)
Proceeds from sales and calls of securities available for sale	64,613	232,970	65,493
Proceeds from maturities and prepayments of securities available for sale	330,701	271,533	144,673
Proceeds from sale of assets	—	—	813
Purchase of bank owned life insurance	(25,000)	—	(25,000)
Proceeds from life insurance	—	2,477	3,071
Net repayments (originations) of loans	290,890	(55,276)	(800)
Purchases of loans	(262,091)	(193,289)	(221,222)
Proceeds from sale of loans	28,632	7,493	15,117
Proceeds from sale of OREO, net	—	203	—
Cash used in acquisition of Empire Bancorp, Inc.	—	(54,836)	—
Cash provided by acquisition of Empire Bancorp, Inc.	—	86,340	—
Net cash (used in) provided by investing activities	(106,783)	93,098	(194,769)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2021	2020	2019

	(In thousands)
Financing Activities
Net increase in non interest-bearing deposits	$188,949	$174,104	$21,325
Net increase in interest-bearing deposits	3,974	39,591	84,540
Net increase (decrease) in mortgagors' escrow deposits	6,291	(5,159)	(486)
Net proceeds from short-term borrowed funds	—	—	15,750
Proceeds from long-term borrowings	122,843	215,378	225,000
Repayment of long-term borrowings	(341,643)	(451,999)	(257,102)
Purchases of treasury stock	(11,370)	(3,877)	(2,656)
Proceeds from issuance of common stock upon exercise of stock options	—	—	3
Cash dividends paid	(26,524)	(24,813)	(24,149)
Net cash (used in) provided by financing activities	(57,480)	(56,775)	62,225
Net (decrease) increase in cash and cash equivalents	(75,665)	107,601	(68,774)
Cash and cash equivalents, beginning of year	157,388	49,787	118,561
Cash and cash equivalents, end of year	$81,723	$157,388	$49,787
Supplemental Cash Flow Disclosure
Interest paid	$40,564	$71,380	$115,616
Income taxes paid	28,225	17,919	15,369
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	27,889	17,764	15,403
Non-cash activities:
Loans transferred to other real estate owned	—	—	239
Right-of-use assets	—	—	42,869
Operating lease liabilities	—	—	51,780

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Acquisition of Empire Bancorp, Inc. non-cash activities
For the year ended December 31,
2020
(In thousands)
Assets acquired:
Securities available for sale	$159,369
Net loans	669,682
Interest and dividends receivable	5,394
Bank premises and equipment, net	3,203
Federal Home Loan Bank of New York stock, at cost	1,135
Bank owned life insurance	21,992
Core deposit Intangibles	3,280
Right of Use Asset	9,993
Other assets	22,300
896,348
Liabilities assumed:
Due to depositors:
Non-interest bearing	169,496
Interest-bearing	685,393
Mortgagors' escrow deposits	6,406
Borrowed funds	21,215
Operating lease liability	11,039
Other liabilities	3,108
896,657

Goodwill recorded	$1,509
Common stock issued	$32,705

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is the bank holding company of its wholly-owned subsidiary Flushing Bank (the “Bank”). The Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Service Corporation (“FSC”), FSB Properties Inc. (“Properties”), and Flushing Preferred Funding Corporation (“FPFC”), which was dissolved as of June 30, 2021, and are collectively herein referred to as the “Company.”

The Company’s principal business is attracting deposits from public entities and the general public, while investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through twenty-four full-service banking offices, nine of which are located in Queens County, four in Nassau County, three in Suffolk County, five in Kings County (Brooklyn), and three in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Holding Company and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, FPFC, FSC, and Properties. FPFC, which was dissolved as of June 30, 2021, was a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is currently used to hold title to real estate owned acquired via foreclosure. Amounts held in a rabbi trust for certain non-qualified deferred compensation plans are included in the consolidated financial statements. All intercompany transactions and accounts are eliminated in consolidation.

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

Use of Estimates:

In December 2019, Coronavirus Disease 2019 (“COVID-19”) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

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

The CARES Act includes a provision for the Company to opt out of applying the TDR accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 31, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision and at December 31, 2021, we have 20 active forbearances for loans with an aggregate outstanding loan balance of approximately $71.9 million resulting in total deferment of $4.8 million in principal, interest and escrow, as disclosed more fully in Note 4 (“Loans and Allowance for Credit Losses”) of the Notes to the Consolidated Financial Statements. Loans modified after December 31, 2021 are no longer eligible to be modified under the CARES Act or CAA.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2021 and 2020, the Company’s cash and cash equivalents totaled $81.7 million and $157.4 million, respectively. Included in cash and cash equivalents at those dates were $51.7 million and $133.7 million, respectively, in interest-earning deposits in other financial institutions, primarily due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). At December 31, 2021 and 2020, the Company’s cash and cash equivalents included restricted cash totaling $21.5 million and $63.5 million, respectively. These funds are pledged as collateral for unrealized losses on interest-rate swaps.

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

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. At December 31, 2021 and 2020, the Company’s portfolio is made up of three securities: the first structured similar to a commercial owner occupied loan and modeled for credit losses similar to commercial business loans secured by real estate; the second is under forbearance and is individually evaluated for allowance for credit loss; and the third issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security.

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2021 and December 31, 2020. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company evaluates any decline in the fair value is due to credit loss factors and this valuation indicates that a credit loss exists, then the present value of cash flows is expected to be collected from the security is compared to the amortized cost basis of security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

The Company recorded tax exempt interest income totaling $1.7 million, $1.9 million, and $2.0 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Goodwill:

Goodwill represents the excess purchase price over the value assigned to tangible and identifiable intangible assets, and liabilities assumed of business acquired. Goodwill is presumed to have an indefinite life and is tested annually for impairment, or more frequently when certain conditions are met. If the fair value of the reporting unit is greater than the carrying value, no further evaluation is required. If the fair value of the reporting unit is less than the carrying value, further evaluation would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

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

If the fair value of our reporting unit does not exceed the market price of our stock, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach as described above. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We qualitatively assess whether the carrying value of our reporting unit exceeds fair value. If this qualitative assessment determines that it is more likely than not that the carrying value exceeds fair value, further qualitative evaluation for impairment would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the qualitative assessment in reviewing the carrying value of goodwill as of December 31, 2021 and 2019, and the quantitative assessment as of December 31, 2020, concluding that there was no goodwill impairment in any period. At

December 31, 2021 and 2020, the carrying amount of goodwill totaled $17.6 million at each period. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $35.8 million and $41.5 million at December 31, 2021 and 2020, respectively and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. On December 27, 2020, the CAA was signed into law, providing for, among other things, further suspension of the exception for loan modifications to not be classified as TDR if certain criteria are met, as described below. The Company has elected that loans temporarily modified for borrowers directly impacted by COVID-19 are not considered TDR, assuming the above criteria is met and as such, these loans are considered current and continue to accrue interest at its original contractual terms.  Deferrals granted under the CARES Act are deemed in accrual status and interest income is accrued until the end of deferral period even if there are no payments being collected. When the forbearance period is over, borrowers are expected to resume contractual payments. The determination of whether a loan is past due is based on the modified terms of the agreement. Once the deferral period is over, the borrower will resume making payments and normal delinquency-based non-accrual policies will apply. Loans modified after December 31, 2021 are no longer eligible to be modified under the CARES Act or CAA.

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

The Company may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2021 and 2020 were performing loans that did not display credit deterioration from origination at the time of purchase and therefore, exclusive of the acquisition of Empire National Bank, were not considered impaired when purchased. The Company purchased loans totaling $262.1 million, $193.3 million, and $221.2 million during the years ended December 31, 2021, 2020, and 2019. The Company sold loans totaling $27.4 million, $7.4 million, and $13.7 million during the years ended December 31, 2021, 2020, and 2019.

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

Multi-family residential – These loans are secured by multi-unit residential buildings for which the primary source of repayment is the income generated by the property. Properties securing multi-family loans have five or more residential units and thus a greater number of cash flow streams compared to one-to-four mixed use loans. Delinquency status and risk rating are considered risk factors in this pool.

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

Relative to the non-mortgage portfolio, the Company considered the following categories as a baseline for evaluation:

Commercial Business – These loans are not typically secured by real estate. The primary source of repayment is cash flows from operations of the borrower’s business. Within this category are SBA credits and equipment finance credits. Delinquency status, risk rating and industry are considered a risk factors in this pool.

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

Taxi Medallions – These loans consist primarily of loans made to New York taxi medallion owners and are secured by liens on the taxi medallions. No new taxi medallions have been originated since 2014, the remaining portfolio has been charged-off in 2021.

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

The Company recorded a (benefit) provision for credit losses on loans totaling ($4.9) million, $22.6 million, and $2.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. The decrease in the provision in 2021 was primarily due to improving economic conditions. The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). The Company made an adjustment to decrease the reasonable and supportable forecast period and increase the reversion period to adjust for the model using a more favorable forecast based on national statistics compared to the Bank’s primary market area, the New York Tri-State area, where economic improvements lag behind the nation.

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

Purchased Financial Assets with Credit Deterioration:

Purchased financial assets with credit deterioration (“PCD”) assets are acquired in an acquisition and which have experienced more-than-insignificant deterioration in credit quality since origination. PCD assets are initially recognized at their amortized cost with an allowance for expected credit losses. The difference between the amortized cost less the allowance for credit losses and the purchase price is recognized as a non-credit discount, which is accreted into interest income over the life of the loans using the level yield method. At October 30, 2020, the Company acquired PCD assets with a fair value totaling $286.1 million. The Company recorded Day 1 ACL of $4.1 million resulting from PCD loans.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2021 and 2020, there were no loans classified as held for sale.

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and past employees who have provided positive consent allowing the Company to be the beneficiary of such policies. BOLI is carried in the Consolidated Statements of Financial Condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes. During 2021, the Company purchased BOLI totaling $25.0 million. There were no purchases during 2020.

Other Real Estate Owned:

Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure. At the time of foreclosure these properties are acquired at fair value and subsequently carried at the lower of cost or fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount of the loan, the difference is recognized as a charge to the ACL. Further decreases to the estimated value will be recorded directly to the Consolidated Statements of Income. Included within net loans as of December 31, 2021 and 2020, was $8.7 million and $5.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction. At December 31, 2021 and 2020, we did not hold any OREO.

Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets, recorded in Depreciation and amortization of bank premises and equipment in the Consolidated Statements of Income. For equipment and furniture the useful life is between 3 to 10 years.

As of December 31, 2021 and 2020, the Bank leased all branches and its executive offices. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Company a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Company is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Company’s borrowing levels. The Company carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2021, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2021.

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

Benefit Plans:

The Company sponsors a qualified pension, 401(k), and profit sharing plan for its employees. The Company also sponsors postretirement health care and life insurance benefits plans for its employees, a non-qualified deferred compensation plan for certain senior officers, and a non-qualified pension plan for its outside directors.

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

Derivatives:

Derivatives are recorded on the Consolidated Statements of Financial Condition at fair value on a gross basis in “Other assets” and/or “Other liabilities”. The accounting for changes in value of a derivative depends on the type of hedge and on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings and included in Net gain (loss) from fair value adjustments on the Consolidated Statements of Income.

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed at least quarterly. For cash flow hedges, the changes in the fair value of the derivative is recorded as a component of accumulated other comprehensive income or loss, net of tax, and subsequently reclassified into earnings when the hedged transaction effects earnings. For fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings on the same line as hedged item. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. Changes in the fair value of derivatives are disclosed in the Consolidated Statements of Cash Flows within operating activities in the line items Fair value adjustments for financial assets and financial liabilities and Net (gain) loss from fair value adjustments on qualifying hedges.

Leases:

The Company determines whether an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we recognize include operating right-of-use (“ROU”) leases in Right of use asset and operating lease liabilities in Operating lease liability on the Consolidated Statements of Financial Condition.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, we generally use the Company’s incremental borrowing rate based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease payments at commencement date to determine the present value of lease payments. When readily determinable, we use the implicit rate. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of use assets (“ROU”) or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense for building and equipment rental totaled $8.6 million, $7.7 million, and $7.6 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019 respectively. The Company’s operating lease expense for vehicles totaled $0.1 million for each of the years ended December 31, 2021, 2020, and 2019 respectively, was recorded in Other Operation Expenses on the Consolidated Statements of Income.

The Company has agreements that qualify as a short-term leases with expense totaling $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, included in Professional services on the Consolidated Statements of Income. The Company’s variable lease payments, which include insurance and real estate tax expenses was recorded in Occupancy and equipment on the Consolidated Statements of Income and totaled $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019. At December 31, 2021, the weighted-average remaining lease term for our operating leases is approximately seven years and the weighted average discount rate is 3.1%. Our lease agreements do not contain any residual value guarantees.

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

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.5 million, $1.8 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, recorded in the professional services in the Consolidated Statements of Income.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2021	2020	2019

	(In thousands, except per share data)
Net income, as reported	$81,793	$34,674	$41,279
Divided by:
Weighted average common shares outstanding	31,550	29,301	28,709
Weighted average common stock equivalents	—	—	—
Total weighted average common shares outstanding and common stock equivalents	31,550	29,301	28,709
Basic earnings per common share	$2.59	$1.18	$1.44
Diluted earnings per common share	$2.59	$1.18	$1.44
Dividend Payout ratio	32.4%	71.2%	58.3%

There were no options that were anti-dilutive for the years ended December 31, 2021, 2020, and 2019.

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

The merger was accounted for under the acquisition method of accounting. The excess of the fair value of the consideration paid over the preliminary net fair value of Empire’s assets and liabilities resulted in recognition of goodwill totaling $1.5 million, none of which is deductible for tax purposes. Upon closing of the merger, the Company’s assets increased by $982.7 million and four new branch locations were added, which expanded our presence on Long Island with having entrance to Suffolk County.

The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values based on management’s best estimates, using the information available at the date of merger, including the use of third party valuation specialists. The fair values are subject to adjustment for up to one year after the closing date of the transaction. There were no adjustments made from the original estimates recorded.

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

Loans acquired were recorded at fair value and subsequently accounted for, as described in Note 2 (“Significant Accounting Policies”). The fair values of the loans were estimated utilizing the cash flow projections based on the remaining maturities and repricing terms. Cash flows were adjusted for estimated future credit losses and estimated prepayments. Projected cash flows were then discounted to present value, utilizing the Company’s CECL model. The Company recorded Day 1 ACL of $4.1 million resulting from PCD loans and non credit discount of $7.6 million.

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

Long-term debt was recorded at fair value based on current incremental borrowing rates for similar type of instruments.

4. Loans and Allowance for Credit Losses

The composition of loans is as follows at December 31:

	2021	2020

	(In thousands)
Multi-family residential	$2,517,026	$2,533,952
Commercial real estate	1,775,629	1,754,754
One-to-four family ― mixed-use property	571,795	602,981
One-to-four family ― residential	268,255	245,211
Co-operative apartments	8,316	8,051
Construction	59,761	83,322
Small Business Administration (1)	93,811	167,376
Taxi medallion	—	2,757
Commercial business and other	1,339,273	1,303,225
Gross loans	6,633,866	6,701,629
Net unamortized premiums and unearned loan fees	4,239	3,045
Total loans, net of fees and costs	$6,638,105	$6,704,674

(1)	Includes $77.4 million, and $151.9 million of SBA Payment Protection Program (“SBA PPP”) loans at December 31, 2021, and 2020, respectively.

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 84.9% and 83.4% of our gross loans at December 31, 2021 and 2020, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our allowance and provision for credit losses and to maintain an ACL as a percentage of total loans in excess of the allowance currently maintained. In addition to our loan portfolio, at December 31, 2021, we were servicing $34.1 million of loans for others.

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

The following tables show loans modified and classified as TDR during the periods indicated:

	For the year ended
	December 31, 2021
(Dollars in thousands)	Number	Balance	Modification description

Commercial business and other	3	$702	Loan amortization extension.
Total	3	$702

	For the year ended
	December 31, 2020
(Dollars in thousands)	Number	Balance	Modification description
Commercial real estate	1	$7,583	Loan received a below market interest rate and had an amortization extension
One-to-four family - mixed-use property	1	270	Loan received a below market interest rate.
Total	2	$7,853

	For the year ended
	December 31, 2019
(Dollars in thousands)	Number	Balance	Modification description

Commercial business and other	3	$951	Loan amortization extension.
Total	3	$951

The recorded investment of the loans modified and classified as TDR, presented in the tables above, were unchanged as there was no principal forgiven in these modifications. In 2020, there were seven loans that were acquired as TDR in the Empire acquisition totaling $3.5 million.

The following table shows our recorded investment for loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	December 31, 2021
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Multi-family residential	6	$1,690
Commercial real estate	1	7,572
One-to-four family - mixed-use property	5	1,636
One-to-four family - residential	3	483
Commercial business and other	5	1,381
Total performing	20	$12,762

	December 31, 2020
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Multi-family residential	6	$1,700
Commercial real estate	1	7,702
One-to-four family - mixed-use property	5	1,731
One-to-four family - residential	3	507
Taxi medallion	2	440
Commercial business and other	8	3,831
Total performing	25	$15,911

The following table shows our recorded investment for loans classified as TDR at amortized cost that are not performing according to their restructured terms at the periods indicated. The Company did not have any loans classified as TDR at amortized cost that was not performing according to their restructured terms at December 31, 2021.

	December 31, 2020
	Number	Recorded
(Dollars in thousands)	of contracts	investment
Taxi medallion	11	$1,922
Commercial business and other	1	279
Total TDR's that subsequently defaulted	12	$2,201

During the years ended December 31, 2021, 2020 and 2019 there were no defaults of TDR loans within 12 months of their modification date.

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for periods shown below:

	At or for the year December 31, 2021
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost ending of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,576	$2,652	$2,652	$19	$—
Commercial real estate	1,766	640	640	—	—
One-to-four family - mixed-use property (1)	1,706	1,582	1,582	6	—
One-to-four family - residential		7,482	7,482	1	—
Small Business Administration	1,168	952	952	—	—
Taxi medallion(2)	2,758	—	—	—	—
Commercial business and other(1)	5,660	1,945	305	78	—
Total	$20,947	$15,253	$13,613	$104	$—

(1)Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million at December 31, 2021. Commercial business and other contains a non-accrual performing TDR totaling less than $0.1 million at December 31, 2021.

(2)Taxi Medallion loans were completely charged off during the year ended December 31, 2021.

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

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2021	2020	2019

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,691	$1,845	$1,546
Less: Interest income included in the results of operations	620	412	418
Total foregone interest	$1,071	$1,433	$1,128

The following tables shows the aging of the amortized cost basis in past-due loans at the period indicated by class of loans at December 31, 2021:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$3,652	$4,193	$2,652	$10,497	$2,508,730	$2,519,227
Commercial real estate	5,743	—	640	6,383	1,770,992	1,777,375
One-to-four family ― mixed-use property	2,319	—	1,321	3,640	571,296	574,936
One-to-four family ― residential	163	224	7,482	7,870	261,626	269,496
Co-operative apartments	—	—	—	—	8,316	8,316
Construction	—	—	—	—	59,473	59,473
Small Business Administration	—	—	952	952	90,884	91,836
Commercial business and other	101	40	1,386	1,527	1,335,919	1,337,446
Total	$11,978	$4,457	$14,433	$30,869	$6,607,236	$6,638,105

The following table shows by delinquency an analysis of our recorded investment in loans at December 31, 2020:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$7,582	$3,186	$2,777	$13,545	$2,522,432	$2,535,977
Commercial real estate	17,903	5,123	4,313	27,339	1,731,045	1,758,384
One-to-four family ― mixed-use property	5,673	1,132	1,433	8,238	598,647	606,885
One-to-four family ― residential	3,087	805	5,313	9,205	235,435	244,640
Co-operative apartments	—	—	—	—	8,051	8,051
Construction	750	—	—	750	82,411	83,161
Small Business Administration	1,823	—	1,168	2,991	162,579	165,570
Taxi medallion	—	—	2,318	2,318	279	2,597
Commercial business and other	129	1,273	1,593	2,995	1,296,414	1,299,409
Total	$36,947	$11,519	$18,915	$67,381	$6,637,293	$6,704,674

The following tables show the activity in the allowance for credit losses for the periods indicated:

	For the year ended December 31, 2021
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	Taxi	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$6,557	$8,327	$1,986	$869	$—	$497	$2,251	$—	$24,666	$45,153
Charge-off's	(43)	(64)	(33)	—	—	—	—	(2,758)	(2,236)	(5,134)
Recoveries	10	—	133	157	—	—	34	1,457	224	2,015
Provision (benefit)	1,661	(1,105)	(331)	(242)	—	(311)	(1,076)	1,301	(4,796)	(4,899)
Ending balance	$8,185	$7,158	$1,755	$784	$—	$186	$1,209	$—	$17,858	$37,135

	For the year ended December 31, 2020
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	Taxi	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$—	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(650)	1,170	(55)	(160)	—	(279)	1,180	—	(827)	379
Impact of Day 1 PCD - Empire Acquisition	444	587	183	158	—	20	278	124	2,305	4,099
Charge-off's	—	—	(3)	—	—	—	(178)	(1,075)	(2,749)	(4,005)
Recoveries	38	—	138	12	—	—	70	—	108	366
Provision (benefit)	1,334	2,141	(94)	103	—	315	538	951	17,275	22,563
Ending balance	$6,557	$8,327	$1,986	$869	$—	$497	$2,251	$—	$24,666	$45,153

	For the year ended December 31, 2019
			One-to-four
			family -	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family -	Co-operative	Construction	Small Business	Taxi	business and
(in thousands)	residential	real estate	property	residential	apartments	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,676	$4,315	$1,867	$749	$—	$329	$418	$—	$7,591	$20,945
Charge-off's	(190)	—	(89)	(113)	—	—	—	—	(2,386)	(2,778)
Recoveries	44	37	197	13	—	—	60	134	288	773
Provision (benefit)	(139)	77	(158)	107	—	112	(115)	(134)	3,061	2,811
Ending balance	$5,391	$4,429	$1,817	$756	$—	$441	$363	$—	$8,554	$21,751

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful, or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but contains a potential weakness that deserves closer attention. Loans that are in forbearance pursuant to the CARES Act or CAA generally continued to be reported in the same category as they were reported immediately prior to modification.

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination:

	For the year ended
							Revolving Loans,	Lines of Credit
							Amortized Cost	converted to
(In thousands)	2021	2020	2019	2018	2017	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$8,917	$30,674	$48,238	$32,105	$24,550	$94,407	$11,141	$15,798	$265,830
Watch	300	—	727	—	1,249	1,129	—	562	3,967
Special Mention	—	—	—	—	—	130	—	224	354
Substandard	—	—	—	1,841	1,119	3,935	—	766	7,661
Total 1-4 Family Residential	$9,217	$30,674	$48,965	$33,946	$26,918	$99,601	$11,141	$17,350	$277,812
1-4 Family Mixed-Use
Pass	$45,767	$35,397	$68,349	$74,057	$56,310	$286,040	$—	$—	$565,920
Watch	—	—	—	—	680	5,371	—	—	6,051
Special Mention	—	—	—	—	—	1,130	—	—	1,130
Substandard	—	—	—	523	—	1,312	—	—	1,835
Total 1-4 Family Mixed Use	$45,767	$35,397	$68,349	$74,580	$56,990	$293,853	$—	$—	$574,936
Commercial Real Estate
Pass	$188,980	$161,570	$252,976	$259,257	$180,992	$632,138	$—	$—	$1,675,913
Watch	4,197	3,632	9,659	9,630	2,446	70,051	—	—	99,615
Special Mention	—	—	—	—	—	794	—	—	794
Substandard	—	—	—	—	—	1,053	—	—	1,053
Total Commercial Real Estate	$193,177	$165,202	$262,635	$268,887	$183,438	$704,036	$—	$—	$1,777,375
Construction
Pass	$5,022	$11,515	$14,800	$1,993	$—	$—	$15,857	$—	$49,187
Watch	—	—	—	4,033	4,524	—	—	—	8,557
Special Mention	—	—	—	856	—	—	—	—	856
Substandard	—	—	—	873	—	—	—	—	873
Total Construction	$5,022	$11,515	$14,800	$7,755	$4,524	$—	$15,857	$—	$59,473
Multi-family
Pass	$314,345	$236,768	$330,360	$426,016	$347,616	$823,451	$5,864	$—	$2,484,420
Watch	1,119	1,136	3,708	12,180	1,154	7,702	—	—	26,999
Special Mention	—	969	—	797	—	3,021	—	—	4,787
Substandard	—	—	—	2,128	—	742	151	—	3,021
Total Multi-family	$315,464	$238,873	$334,068	$441,121	$348,770	$834,916	$6,015	$—	$2,519,227
Commercial Business - Secured by RE
Pass	$176,376	$92,336	$38,215	$45,348	$22,644	$92,725	$—	$—	$467,644
Watch	—	22,878	51,300	18,685	12,146	46,279	—	—	151,288
Special Mention	—	—	591	—	—	—	—	—	591
Substandard	—	—	—	—	—	3,609	—	—	3,609
Total Commercial Business - Secured by RE	$176,376	$115,214	$90,106	$64,033	$34,790	$142,613	$—	$—	$623,132
Commercial Business
Pass	$127,543	$50,439	$68,031	$67,520	$26,589	$37,016	$217,110	$—	$594,248
Watch	1,596	1,668	22,531	21,344	31,819	15	11,199	—	90,172
Special Mention	18	1,382	—	2,423	40	—	13,534	—	17,397
Substandard	—	4,897	31	308	4,743	400	890	—	11,269
Doubtful	—	—	—	—	—	—	1,081	—	1,081
Total Commercial Business	$129,157	$58,386	$90,593	$91,595	$63,191	$37,431	$243,814	$—	$714,167
Small Business Administration
Pass	$63,695	$17,034	$729	$1,529	$627	$1,693	$—	$—	$85,307
Watch	—	—	57	2,578	2,065	824	—	—	5,524
Special Mention	—	—	—	—	—	48	—	—	48
Substandard	—	—	—	—	952	5	—	—	957
Total Small Business Administration	$63,695	$17,034	$786	$4,107	$3,644	$2,570	$—	$—	$91,836
Other
Pass	$—	$—	$—	$—	$—	$51	$96	$—	$147
Total Other	$—	$—	$—	$—	$—	$51	$96	$—	$147
Total Loans
Total Pass	$930,645	$635,733	$821,698	$907,825	$659,328	$1,967,521	$250,068	$15,798	$6,188,616
Total Watch	7,212	29,314	87,982	68,450	56,083	131,371	11,199	562	392,173
Total Special Mention	18	2,351	591	4,076	40	5,123	13,534	224	25,957
Total Substandard	—	4,897	31	5,673	6,814	11,056	1,041	766	30,278
Total Doubtful	—	—	—	—	—	—	1,081	—	1,081
Total Loans	$937,875	$672,295	$910,302	$986,024	$722,265	$2,115,071	$276,923	$17,350	$6,638,105

The following table presents types of collateral-dependent loans by class of loan:

	Collateral Type
	December 31, 2021		December 31, 2020
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$2,652	$—	$2,576	$—
Commercial real estate	1,158	—	2,994	—
One-to-four family - mixed-use property	1,582	—	1,706	—
One-to-four family - residential	7,482	—	5,313	—
Small Business Administration	—	952	—	1,168
Commercial business and other	—	1,427	—	3,482
Taxi Medallion	—	—	—	2,758
Total	$12,874	$2,379	$12,589	$7,408

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

The Company estimates expected credit losses over the contractual period in which the company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet exposures is adjusted as a provision for credit loss expense. The Company uses similar assumptions and risk factors that are developed for collectively evaluated financing receivables. This estimates includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments to be funded over its estimated life.

At December 31, 2021 and 2020, allowance for off-balance-sheet credit losses was $1.2 million and $1.8 million, respectively, which is included the “Other liabilities” on the Consolidated Statements of Financial Condition. During the year ended December 31, 2021, and 2020 the Company has ($0.6) million and $1.3 million, respectively, in credit loss (benefit) expense for off-balance-sheet items, which is included in the “Other operating expenses” on the Consolidated Statements of Income.

The following table presents the activity in the allowance for off balance sheet credit losses:

	For the year ended December 31,
(In thousands)	2021	2020
Balance at beginning of period	$1,815	—
Off-Balance Sheet - CECL Adoption	—	553
Off-Balance Sheet- Provision (benefit)	(606)	1,262
Allowance for Off-Balance Sheet - Credit losses (1)	$1,209	$1,815
(1)	Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

5. Loans held for sale

At December 31, 2021 and 2020, the Company did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2021

(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	13	$14,269	$(43)	$112
Commercial	4	7,380	(64)	104
One-to-four family - mixed-use property	16	6,983	(14)	119
Total	33	$28,632	$(121)	$335

	For the year ended December 31, 2020
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42
Performing loans
Commercial business and other	1	6,139	—	(62)
Small Business Administration	1	$774	$—	$68
Total	2	$6,913	$—	$6

	For the year ended December 31, 2019
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	5	$2,115	$—	$367
Commercial real estate	2	6,800	—	383
One-to-four family - mixed-use property	3	885	(1)	6
Commercial business and other	1	3,248	—	—
Total	11	$13,048	$(1)	$756
Performing loans
Small Business Administration	3	$2,069	$—	$114
Total	3	$2,069	$—	$114

6. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2021	2020	2019

	(In thousands)
Balance at beginning of year	$—	$239	$—
Additions	—	—	239
Reductions to carrying value	—	(31)	—
Sales	—	(208)	—
Balance at end of year	$—	$—	$239

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods presented:

	For the years ended December 31,
	2021	2020	2019

	(In thousands)
Gross gains	$—	$—	$—
Gross losses	—	(5)	—
Write-down of carrying value	—	(31)	—
Total income	$—	$(36)	$—

7. Securities

The Company did not hold any trading securities at December 31, 2021 and 2020. Securities available for sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2021:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,836	$53,362	$2,526	$—
Total municipals	50,836	53,362	2,526	—

FNMA	7,894	8,667	773	—
Total mortgage-backed securities	7,894	8,667	773	—

Allowance for Credit Losses	(862)	—	—	—
Total	$57,868	$62,029	$3,299	$—

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2020:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,825	$54,538	$3,713	$—
Total municipals	50,825	54,538	3,713	—

FNMA	7,914	8,991	1,077	—
Total mortgage-backed securities	7,914	8,991	1,077	—

Allowance for Credit Losses	(907)	—	—	—
Total	$57,832	$63,529	$4,790	$—

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2021:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$5,599	$5,590	$—	$9
Corporate	107,423	104,370	136	3,189
Mutual funds	12,485	12,485	—	—
Collateralized loan obligations	81,166	80,912	1	255
Other	1,695	1,695	—	—
Total other securities	208,368	205,052	137	3,453
REMIC and CMO	210,948	208,509	1,217	3,656
GNMA	10,572	10,286	30	316
FNMA	203,777	202,938	1,321	2,160
FHLMC	152,760	150,451	326	2,635
Total mortgage-backed securities	578,057	572,184	2,894	8,767
Total securities available for sale	$786,425	$777,236	$3,031	$12,220

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2020:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$6,452	$6,453	$2	$1
Corporate	130,000	123,865	131	6,266
Mutual funds	12,703	12,703	—	—
Collateralized loan obligations	100,561	99,198	—	1,363
Other	1,295	1,295	—	—
Total other securities	251,011	243,514	133	7,630
REMIC and CMO	175,142	180,877	5,735	—
GNMA	13,009	13,053	66	22
FNMA	143,154	146,169	3,046	31
FHLMC	63,796	64,361	648	83
Total mortgage-backed securities	395,101	404,460	9,495	136
Total securities available for sale	$646,112	$647,974	$9,628	$7,766

The corporate securities held by the Company at December 31, 2021 and 2020 are issued by U.S. banking institutions. The CMOs held by the Company at December 31, 2021 and 2020 are either fully guaranteed or issued by a government sponsored enterprise.

The following table details the amortized cost and fair value of the Company’s securities classified as held-to-maturity at December 31, 2021, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized
	Cost	Fair Value

	(In thousands)
Due after ten years	$50,836	$53,362
Total other securities	50,836	53,362
Mortgage-backed securities	7,894	8,667
	58,730	62,029

Allowance for credit losses	(862)	-
Total securities held-to-maturity	$57,868	$62,029

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2021, by contractual maturity, are shown below:

	Amortized
	Cost	Fair Value

	(In thousands)
Due after one year through five years	$20,000	$19,865
Due after five years through ten years	163,572	160,417
Due after ten years	12,311	12,285
Total other securities	195,883	192,567
Mutual funds	12,485	12,485
Mortgage-backed securities	578,057	572,184
Total securities available for sale	$786,425	$777,236

The following table shows the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021:

		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities
U.S. government agencies	2	$5,577	$9	$1,130	$5	$4,447	$4
Corporate	13	94,234	3,189	65,453	1,970	28,781	1,219
CLO	4	31,012	255	10,000	1	21,012	254
Total other securities	19	130,823	3,453	76,583	1,976	54,240	1,477

REMIC and CMO	15	124,131	3,656	105,959	2,800	18,172	856
GNMA	4	9,924	316	1,138	16	8,786	300
FNMA	25	171,109	2,160	153,657	1,587	17,452	573
FHLMC	18	129,115	2,635	98,297	1,448	30,818	1,187
Total mortgage-backed securities	62	434,279	8,767	359,051	5,851	75,228	2,916
Total securities available for sale	81	$565,102	$12,220	$435,634	$7,827	$129,468	$4,393

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020:

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

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2021 and December 31, 2020. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

In determining the risk of loss for available for sale securities, the Company considered that mortgage-backed securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to U.S. government, the tranche of the purchased collateralized loan obligations (“CLO”) and the issuer of Corporate securities are global systematically important banks. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. Based on this review, management believes that the unrealized losses have resulted from other factors not deemed credit-related and no allowance for credit loss was recorded.

Accrued interest receivable on held-to-maturity debt securities totaled $0.1 million each at December 31, 2021 and 2020 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $1.5 million and $1.3 million at December 31, 2021 and 2020 respectively and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

	Other Securities
	For the year ended December 31,
	2021	2020

Beginning balance	$907	$—
CECL adoption	—	340
Provision (benefit) for credit losses	(45)	567
Allowance for credit losses - securities	$862	$907

The Company did not have any allowance for credit losses for mortgage-backed securities for the year ended December 31, 2021 and 2020.

The Company sold available for sale securities with carrying values at the time of sale totaling $45.0 million, $221.0 million, and $26.4 million during the years ended December 31, 2021, 2020, and 2019, respectively. The Company purchased mortgage-backed available for sale securities totaling $340.8 million, $308.1 million, and $128.0 million during the years ended December 31, 2021, 2020, and 2019, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended
	December 31,
	2021	2020	2019

	(In thousands)
Gross gains from the sale of securities	$123	$1,499	$423
Gross losses from the sale of securities	(10)	(2,200)	(438)
Net losses from the sale of securities	$113	$(701)	$(15)

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $26.3 million and $22.6 million at December 31, 2021 and 2020, respectively.

8. Bank Premises and Equipment, net

Bank premises and equipment are as follows at December 31:

	2021	2020

	(In thousands)
Leasehold improvements	$44,621	$44,984
Equipment and furniture	30,822	29,202
Total	75,443	74,186
Less: Accumulated depreciation and amortization	52,105	46,007
Bank premises and equipment, net	$23,338	$28,179

9. Deposits

Total deposits at December 31, 2021 and 2020 and the weighted average rate on deposits at December 31, 2021, are as follows:

			Weighted
			Average
			Rate
	2021	2020	2021

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$946,575	$1,138,361	0.57%
Savings accounts	156,554	168,183	0.13
Money market accounts	2,342,003	1,682,345	0.22
NOW accounts	1,920,779	2,323,172	0.11
Total interest-bearing deposits	5,365,911	5,312,061
Non-interest bearing demand deposits	967,621	778,672
Total due to depositors	6,333,532	6,090,733
Mortgagors' escrow deposits	51,913	45,622	0.01
Total deposits	$6,385,445	$6,136,355

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $217.5 million and $266.9 million at December 31, 2021 and 2020, respectively. The aggregate amount of brokered deposits was $626.3 million and $1,074.1 million and at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, reciprocal deposits totaled $763.7 million and $735.4 million, respectively.

Government deposits are collateralized by either securities, letters of credit issued by FHLB-NY or are placed in the IntraFi Network which arranges for placement of funds into certificate of deposit accounts, demand accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. The letters of credit are collateralized by mortgage loans pledged by the Company.

At December 31, 2021, government deposits totaled $1,618.8 million, of which $710.2 million were IntraFi Network deposits and $908.6 million were collateralized by $190.3 million in securities and $818.4 million of letters of credit. At December 31, 2020, government deposits totaled $1,615.4 million, of which $524.0 million were IntraFi

Network deposits and $1,091.4 million were collateralized by $260.3 million in securities and $855.4 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2021	2020	2019

	(In thousands)
Certificate of deposit accounts	$7,340	$18,096	$35,078
Savings accounts	255	495	1,378
Money market accounts	7,271	14,368	27,819
NOW accounts	5,453	9,309	23,553
Total due to depositors	20,319	42,268	87,828
Mortgagors' escrow deposits	5	44	229
Total interest expense on deposits	$20,324	$42,312	$88,057

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2021	2020

	(In thousands)
Within 12 months	$755,874	$923,235
More than 12 months to 24 months	122,366	139,088
More than 24 months to 36 months	43,830	58,125
More than 36 months to 48 months	22,249	14,488
More than 48 months to 60 months	1,092	3,394
More than 60 months	1,165	31
Total certificate of deposit accounts	$946,575	$1,138,361

10. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2021		2020
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
FHLB-NY advances - fixed rate:
Due in 2021	$—	—	$702,515	0.57
Due in 2022	572,186	0.37	55,685	0.52
Due in 2023	39,001	0.48	39,001	0.48
Total FHLB-NY advances	611,187	0.38	797,201	0.56

Other Borrowings:
Due in 2022	25,000	0.11	90,378	0.35

Subordinated debentures
Due in 2025	—	—	15,523	6.12
Due in 2026	—	—	74,657	5.27
Due in 2031	122,885	3.52	—	—
Total Subordinated debentures	122,885	3.52	90,180	5.42

Junior subordinated debentures - adjustable rate Due in 2037	56,472	1.74	43,136	2.35

Total borrowings	$815,544	0.94%	$1,020,895	1.05%

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings terms range from one day to five years.

At December 31, 2021, the Company was able to borrow up to $3,635.2 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2021, the Company had $1,429.6 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2021, the Company also has unsecured lines of credit with other commercial banks totaling $593.0 million, with $25.0 million outstanding at December 31, 2021.

Subordinated Debentures

During the year ended December 31, 2021, the Holding Company issued subordinated debt with an aggregated principal amount of $125.0 million, receiving net proceeds totaling $122.8 million. The subordinated debt was issued at 3.125% fixed-to-floating rate maturing in 2031. The debt is fixed-rate for the first five years, after which it resets quarterly. Additionally, the debt is callable at par quarterly through its maturity date beginning December 1, 2026. The subordinated debentures the Company holds qualify as Tier 2 capital for regulatory purposes. Subordinated debt totaled $122.9 million at December 31, 2021, which included $2.1 million of unamortized debt issuance costs. These costs are being amortized to interest expense using the level yield method through the first call date of the debt.

A portion of the funds received from the issuance of subordinated debt was used to call $90.3 million of previously issued and outstanding subordinated debentures. The $90.3 million was comprised of three separate issues of $75.0 million, $7.8 million and $7.5 million. All three issues were called in December 2021, with two of the issues called at par and the $7.5 million issue being called at a premium of 102.5. The premium paid upon call totaled $0.2 million and was recorded in the Consolidated Statements of Income in Other operating expenses.

The following table shows the terms of the subordinated debt issued or acquired by the Holding Company:

Subordinated
Debentures
(Dollars in thousands)
Amount	$125,000
Issue Date	November 22, 2021
Initial Rate	3.125%
First Reset Date	December 01, 2026
First Call Date	December 01, 2026
Holding Type	Variable
Spread over 3-month SOFR	2.035%
Maturity Date	December 01, 2031

The subordinated debentures issued by the Company may not be redeemed prior to December 1, 2026, except that the Company may redeem the subordinated debentures at any time, at its option, in whole but not in part, subject to obtaining any required regulatory approvals, if (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the subordinated debt for U.S. federal income tax purposes, (ii) a subsequent event occurs that precludes the subordinated debt from being recognized as Tier 2 capital for regulatory capital purposes, or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended, in each case, at a redemption price equal to 100% of the principal amount of the subordinated debt plus any accrued and unpaid interest through, but excluding, the redemption date.

Junior Subordinated Debentures

The Holding Company has three trusts formed under the laws of the State of Delaware for the purpose of issuing capital and common securities, and investing the proceeds thereof in junior subordinated debentures of the Holding Company. Each of these trusts issued $20.6 million of securities which had a fixed-rate for the first five years, after which they reset quarterly based on a spread over 3-month London Interbank Offered Rate (“LIBOR”). The securities were first callable at par after five years, and pay cumulative dividends. The Holding Company has guaranteed the payment of these trusts’ obligations under their capital securities. The terms of the junior subordinated debentures are the same as those of the capital securities issued by the trusts. The junior subordinated debentures issued by the Holding Company are carried at fair value in the consolidated financial statements.

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

11. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. In 2021, FPFC was dissolved and filed its final tax return. The Bank also files various other state tax returns. The Company is undergoing examinations of New York City income tax returns for years ending December 31, 2015 through 2017 and New York State income tax returns for years ending December 31, 2015 through 2019. Additionally, the Company remains subject to examination for its Federal and various other states income tax returns for the years ending on or after December 31, 2018. The Company believes it has accrued for all potential amounts that may be due to all taxing authorities.

Income tax provisions are summarized as follows for the years ended December 31:

	2021	2020	2019

	(In thousands)
Federal:
Current	$21,206	$14,178	$12,404
Deferred	(1,128)	(4,990)	(1,965)
Total federal tax provision	20,078	9,188	10,439
State and Local:
Current	8,004	967	3,543
Deferred	(597)	353	(1,930)
Total state and local tax provision	7,407	1,320	1,613
Total provision for income taxes	$27,485	$10,508	$12,052

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 25.2%, 23.3%, and 22.7 % for the years ended December 31, 2021, 2020, and 2019, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2021		2020		2019

	(Dollars in thousands)
Taxes at federal statutory rate	$22,948	21.0%	$9,489	21.0%	$11,200	21.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	6,865	6.3	1,043	2.3	1,274	2.4
Tax exempt	(1,150)	(1.0)	(875)	(1.9)	(878)	(1.6)
Nondeductible merger expense	—	—	543	1.2	328	0.6
Other	(1,178)	(1.1)	308	0.7	128	0.3
Taxes at effective rate	$27,485	25.2%	$10,508	23.3%	$12,052	22.7%

The components of the net deferred tax assets are as follows at December 31:

	2021	2020

	(In thousands)
Deferred tax assets:
Postretirement benefits	$10,588	$8,331
Allowance for credit losses	13,013	15,221
Operating lease liabilities	18,977	19,922
Stock based compensation	3,501	3,119
Depreciation	2,765	2,421
Unrealized loss on securities available for sale	2,917	—
Fair value adjustment on financial assets carried at fair value	16	23
Fair value hedges	394	2,988
Adjustment required to recognize funded status of postretirement pension plans	596	837
Cashflow hedges	653	7,780
Deferred loan income	2,200	2,192
Fair Value of Loans from Empire acquisition	2,820	3,798
Net operating loss (NYS)	—	29
Net operating loss (NYC)	684	1,896
Other	4,269	3,740
Deferred tax assets	63,393	72,297

Deferred tax liabilities:
FPFC deferred income	—	2,188
Right of Use Asset	17,570	17,080
Fair value adjustment on financial liabilities carried at fair value	754	4,968
Entity specific fair value	1,058	821
Unrealized gains on securities	—	573
Deferred loan cost	6,999	7,044
State and local taxes	3,016	3,768
Other	2,130	1,599
Deferred tax liabilities	31,527	38,041

Net deferred tax asset included in other assets	$31,866	$34,256

The deferred tax asset represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $31.5 million deferred tax liability can be used to offset a portion of the deferred tax asset it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2021 and 2020.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in tax expense. During the three years ended December 31, 2021, the Company did not recognize any material amounts of interest or penalties on income taxes.

12. Stock-Based Compensation

For the years ended December 31, 2021, 2020, and 2019, the Company’s net income, as reported, includes $7.9 million, $6.0 million, and $7.9 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $2.0 million, $1.4 million, and $1.8 million, respectively, of income tax benefits related to the stock-based compensation plans.

No stock options have been granted by the Company since 2009. At December 31, 2021 and 2020, there are no stock options outstanding.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. On May 18, 2021, stockholders approved an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 1,171,675 shares were available for future issuance under the 2014 Omnibus Plan at December 31, 2021. To fund restricted stock unit awards or option exercises, shares are issued from treasury stock, if available; otherwise new shares are issued. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of December 31, 2021, PRSU’s granted in 2020 are being accrued at target and PRSU’s granted in 2021 and 2019 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 238,985, 173,528, and 263,574 RSU's granted for the years ended December 31, 2021, 2020, and 2019, respectively, and 94,185, 72,143, and 67,352 PRSU’s granted for the year ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the year ended December 31, 2021:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2020	336,898	$23.48	66,580	$21.26
Granted	238,985	18.44	94,185	18.46
Vested	(259,856)	21.26	(57,845)	18.91
Forfeited	(5,597)	21.36	—	—
Non-vested at December 31, 2021	310,430	$21.49	102,920	$20.02

Vested but unissued at December 31, 2021	232,709	$21.13	124,960	$20.22

As of December 31, 2021, there was $4.6 million of total unrecognized compensation cost related to RSU and PRSU awards granted under the 2014 Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of awards vested for the years ended December 31, 2021, 2020, and 2019 were $5.9 million, $5.7 million, and $7.4 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. The vested but unissued PRSU awards consist of awards made to employees who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2021:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2020	120,248	$16.64
Granted	11,336	20.28
Forfeited	(11)	18.25
Distributions	(2,692)	19.17
Outstanding at December 31, 2021	128,881	$24.30
Vested at December 31, 2021	128,818	$24.30

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $1.1 million, ($0.4) million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total fair value of distributions from the phantom stock plan were $52,000, $10,000, and $31,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

13. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial			Prior Service
	Loss (Gain)			Cost (Credit)			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019

	(In thousands)
Employee Retirement Plan	$1,414	$1,775	$2,273	$—	$—	$—	$1,414	$1,775	$2,273
Other Postretirement Benefit Plans	932	1,333	(265)	(27)	(112)	(198)	905	1,221	(463)
Outside Directors Plan	(440)	(274)	(380)	—	—	—	(440)	(274)	(380)
Total	$1,906	$2,834	$1,628	$(27)	$(112)	$(198)	$1,879	$2,722	$1,430

Employee Retirement Plan:

The Company has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. At December 31, 2021 and 2020, the Bank's Retirement Plan is invested 100% in fixed income funds. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2021, 2020, and 2019. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2021	2020

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$24,227	$22,443
Interest cost	512	652
Actuarial (gain) loss	(1,562)	2,109
Benefits paid	(1,068)	(977)
Projected benefit obligation at end of year	22,109	24,227

Change in plan assets:
Market value of assets at beginning of year	27,720	25,505
Actual return on plan assets	(593)	3,192
Benefits paid	(1,068)	(977)
Market value of plan assets at end of year	26,059	27,720

Accrued pension asset included in other assets	$3,950	$3,493

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2021	2020
Weighted average discount rate	2.58%	2.18%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2021 were based on the Pri-2012 Total Dataset with Scale MP-2021 and the mortality assumptions for 2020 were based on the Pri-2012 Total Dataset with Scale MP-2020.

The components of the net pension (benefit) expense for the Retirement Plan are as follows for the years ended December 31:

	2021	2020	2019

	(In thousands)
Interest cost	$512	$652	$797
Amortization of unrecognized loss	488	444	269
Expected return on plan assets	(1,096)	(1,028)	(1,088)
Net pension (benefit) expense	(96)	68	(22)

Current year actuarial loss (gain)	127	(54)	(696)
Amortization of actuarial loss	(488)	(444)	(269)
Total recognized in other comprehensive income	(361)	(498)	(965)
Total recognized in net pension benefit and other comprehensive loss	$(457)	$(430)	$(987)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2021	2020	2019
Weighted average discount rate	2.18%	3.00%	4.06%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	4.75%	4.75%	5.25%

The following benefit payments are expected to be paid by the Retirement Plan for the years ending December 31:

Future Benefit
Payments
(In thousands)
2022	$1,273
2023	1,206
2024	1,197
2025	1,188
2026	1,186
2027-2031	5,943

The long-term rate of return on assets assumption was set based on historical returns earned by fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Fixed income securities were assumed to earn real rates of return in the ranges of 3-5%. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 4.75% for 2021.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2021	2020
Equity securities	—%	—%
Debt securities	100%	100%

At December 31, 2021, Plan assets are invested in a diversified mix of fixed income funds.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. At December 31, 2021, the plan's assets were 100% invested in fixed income securities. Adjustments to this mix are made periodically based on current capital market conditions and plan funding levels. Performance of the investment fund managers is monitored on an ongoing basis using modern portfolio risk analysis and appropriate index benchmarks.

The Company does not expect to make a contribution to the Retirement Plan in 2022.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2021	2020

	(In thousands)
Pooled Separate Accounts
Long duration bond fund (a)	$11,700	$12,229
Long corporate bond fund (b)	5,157	5,587
Prudential short term (c)	150	286
Mutual Fund
Investment grade bond fund (d)	9,052	9,618

Total	$26,059	$27,720
a.	Comprised of fixed income securities with durations of longer than six years that seek to maximize total return consistent with the preservation of capital and prudent investment management.
b.	Comprised of corporate bonds with an average duration within 0.25 years of the benchmark and its average credit quality is no lower than BBB. The fund seeks to outperform the Bloomberg Barclays Long Corporate Bond Index.
c.	Comprised of money market instruments with an emphasis on safety and liquidity.
d.	Comprised of high quality corporate bonds diversified broadly across industries, issuers and regions. The funds primary benchmark is the Bloomberg Barclays U.S. Credit Index.

The fair value of the mutual fund is determined daily using quoted market prices in an open market (level 1). The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2021 and 2020. These are measured at net asset value under the practical expedient with future redemption dates.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2021, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2021	2020

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$10,799	$8,762
Service cost	293	274
Interest cost	233	259
Actuarial (gain) loss	(370)	1,599
Benefits paid	(102)	(95)
Projected benefit obligation at end of year	10,853	10,799

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	102	95
Benefits paid	(102)	(95)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$10,853	$10,799

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2021	2020
Discount rate	2.58%	2.18%
Rate of increase in health care costs
Initial	7.50%	7.50%
Ultimate (year 2026)	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2021 were based on the Pri-2012 with Scale MP-2021 and the mortality assumptions for 2020 were based on the Pri-2012 with Scale MP-2020.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2021	2020	2019

	(In thousands)
Service cost	$293	$274	$280
Interest cost	233	259	341
Amortization of unrecognized loss	30	—	—
Amortization of past service credit	(85)	(85)	(85)
Net postretirement benefit expense	471	448	536

Current year actuarial (gain) loss	(370)	1,599	(301)
Amortization of actuarial loss	(31)	—	—
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	(316)	1,684	(216)
Total recognized in net postretirement expense and other comprehensive loss	$155	$2,132	$320

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2021	2020	2019
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	2.58%	3.00%	4.06%
Rate of increase in health care costs
Initial	7.50%	7.50%	7.00%
Ultimate (year 2026)	5.00%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2022	$251
2023	261
2024	298
2025	323
2026	343
2027-2031	2,189

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee’s first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $7.4 million, $3.7 million, and $3.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $18.2 million and $16.6 million at December 31, 2021 and 2020, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.5 million for each of the years ended December 31, 2021, 2020, and 2019.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. Dividend payments received are used to purchase additional shares of common stock. Shares released are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. For the years ended December 31, 2021, 2020, and 2019, the Company funded $0.5 million, $2.6 million, and $3.4 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT.

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

The EBT shares are as follows at December 31:

	2021	2020
Shares owned by Employee Benefit Trust, beginning balance	39,861	181,611
Shares purchased	1,039	3,697
Shares released and allocated	(22,936)	(145,447)
Shares owned by Employee Benefit Trust, ending balance	17,964	39,861

Market value of unallocated shares	$436,525	$663,287

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, an eligible non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $1.9 million and $4.2 million at December 31, 2021 and 2020, respectively. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2021	2020

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,276	$2,290
Service cost	16	15
Interest cost	46	64
Actuarial (gain) loss	(184)	51
Benefits paid	(144)	(144)
Projected benefit obligation at end of year	2,010	2,276

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	144	144
Benefits paid	(144)	(144)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$2,010	$2,276

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2021	2020	2019

	(In thousands)
Service cost	$16	$15	$39
Interest cost	46	64	86
Amortization of unrecognized gain	(18)	(55)	(141)
Net pension expense (benefit)	44	24	(16)

Current actuarial (gain) loss	(184)	51	44
Amortization of actuarial gain	18	55	141
Total recognized in other comprehensive income	(166)	106	185
Total recognized in net pension expense and other comprehensive income	$(122)	$130	$169

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2021	2020	2019
Weighted average discount rate for the benefit obligation	2.58%	2.18%	3.00%
Weighted average discount rate for periodic pension benefit expense	2.18%	3.00%	4.06%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2022	$288
2023	256
2024	220
2025	192
2026	192
2027 - 2031	592

14. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2021 and 2020, the Bank’s liquidation account was $0.4 million for both periods, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2021, the Bank had $74.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

Treasury Stock Transactions:

The Holding Company repurchased 436,619 common shares at an average cost of $22.88 and 142,405 common shares at an average cost of $16.45 during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, 848,187 shares remained subject to repurchase under the authorized stock repurchase program. Stock will be purchased under the authorized stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2021	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

Other comprehensive income before reclassifications, net of tax	(7,484)	8,819	319	427	2,081
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(78)	7,296	283	—	7,501
Net current period other comprehensive income, net of tax	(7,562)	16,115	602	427	9,582
Ending balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2020	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

Other comprehensive income before reclassifications, net of tax	4,787	(14,924)	(1,112)	828	(10,421)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	485	3,266	211	—	3,962
Net current period other comprehensive income, net of tax	5,272	(11,658)	(901)	828	(6,459)
Ending balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2019	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(15,649)	$3,704	$(1,673)	$866	$(12,752)

Other comprehensive income before reclassifications, net of tax	11,657	(8,606)	661	155	3,867
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10	(961)	29	—	(922)
Net current period other comprehensive income, net of tax	11,667	(9,567)	690	155	2,945
Ending balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the Year Ended December 31, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$113		Net gain (loss) on sale of securities
	(35)		Tax expense
	$78		Net of tax

Cash flow hedges:
Interest rate swaps	$(10,623)		Interest (expense)
	3,327		Tax benefit
	$(7,296)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(500)	(1)	Other operating expense
Prior service credits	85	(1)	Other operating expense
	(415)		Total before tax
	132		Tax benefit
	$(283)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 13 (“Pension and Other Postretirement Benefit Plan”) of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”

For the Year Ended December 31, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(701)		Net loss on sale of securities
	216		Tax expense
	$(485)		Net of tax

Cash flow hedges:
Interest rate swaps	$(4,732)		Interest expense
	1,466		Tax expense
	$(3,266)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(390)	(1)	Other operating expenses
Prior service credits	85	(1)	Other operating expenses
	(305)		Total before tax
	94		Tax expense
	$(211)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 13 (“Pension and Other Postretirement Benefit Plan”) of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”)

For the Year Ended December 31, 2019
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(15)		Net loss on sale of securities
	5		Tax expense
	$(10)		Net of tax

Cash flow hedges:
Interest rate swaps	$1,392		Interest expense
	(431)		Tax expense
	$961		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(128)	(1)	Other operating expenses
Prior service credits	85	(1)	Other operating expenses
	(43)		Total before tax
	14		Tax expense
	$(29)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 13 (“Pension and Other Postretirement Benefit Plan”) of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans”).

15. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of December 31, 2021, the Bank continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.5%. The CCB for the Bank at December 31, 2021 and 2020 was 6.13% and 4.30%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$840,105	10.39%	$733,010	9.27%
Requirement to be well capitalized	404,366	5.00	395,510	5.00
Excess	435,739	5.39	337,500	4.27

Common Equity Tier I risk-based capital:
Capital level	$840,105	13.58%	$733,010	11.65%
Requirement to be well capitalized	402,100	6.50	408,929	6.50
Excess	438,005	7.08	324,081	5.15

Tier I risk-based capital:
Capital level	$840,105	13.58%	$733,010	11.65%
Requirement to be well capitalized	494,892	8.00	503,297	8.00
Excess	345,213	5.58	229,713	3.65

Total risk-based capital:
Capital level	$874,400	14.13%	$773,807	12.30%
Requirement to be well capitalized	618,615	10.00	629,121	10.00
Excess	255,785	4.13	144,686	2.30

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2021, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at December 31, 2021 and 2020 was 5.75% and 4.54%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2021		December 31, 2020
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$726,174	8.98%	$662,987	8.38%
Requirement to be well capitalized	404,422	5.00	395,439	5.00
Excess	321,752	3.98	267,548	3.38

Common Equity Tier I risk-based capital:
Capital level	$671,494	10.86%	$621,247	9.88%
Requirement to be well capitalized	401,836	6.50	408,694	6.50
Excess	269,658	4.36	212,553	3.38

Tier I risk-based capital:
Capital level	$726,174	11.75%	$662,987	10.54%
Requirement to be well capitalized	494,568	8.00	503,008	8.00
Excess	231,606	3.75	159,979	2.54

Total risk-based capital:
Capital level	$885,469	14.32%	$794,034	12.63%
Requirement to be well capitalized	618,210	10.00	628,760	10.00
Excess	267,259	4.32	165,274	2.63

16. Leases

The Company has 28 operating leases for branches (including the corporate headquarters) and office spaces, 10 operating leases for vehicles, and one operating lease for equipment. Additionally, one of our leased locations is subleased. Our leases have remaining lease terms ranging from one month to approximately 15 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020

Operating lease ROU assets	$50,200	$50,743

Operating lease liabilities	$54,155	$59,100

Weighted-average remaining lease term-operating leases	7.4 years	8.3 years
Weighted average discount rate-operating leases	3.1%	3.2%

The components of lease expense and cash flow information related to leases were as follows:

	For the year ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019

Lease Cost
Operating lease cost	$8,689	$7,725	$7,575
Short-term lease cost	164	139	136
Variable lease cost	1,065	1,128	1,020
Total lease cost	$9,918	$8,992	$8,731

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,811	$8,316	$8,051
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,570	$5,484	$1,576
Right-of-use assets obtained in acquisition	$—	$9,993	$—

The Company’s minimum annual rental payments at December 31, 2021 for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2022	$9,129
2023	9,488
2024	9,322
2025	8,660
2026	7,769
Thereafter	16,277
Total minimum payments required	60,645
Less: implied interest	6,490
Total lease obligations	$54,155

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $88.7 million and $384.2 million, respectively, at December 31, 2021. Included in these commitments were $67.4 million of fixed-rate commitments at a weighted average rate of 3.38% and $405.5 million of adjustable-rate commitments with a weighted average rate of 3.71%, as of December 31, 2021. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2021 and 2020, there were $818.4 million and $855.4 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Company had purchase obligations totaling $24.8 million and $17.4 million as of December 31, 2021 and 2020, which are primarily related to contracts with data processing, loan servicing and check processing services provided by third-party vendors.

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

18. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2021, the largest amount the Bank could lend to one borrower was approximately $126.0 million, and at that date, the Bank’s largest aggregate amount of outstanding loans to one borrower was $93.8 million, all of which were performing according to their terms.

19. Related Party Transactions

At December 31, 2021 and 2020, there were no outstanding loans to a related party. Deposits of related parties totaled $10.9 million and $13.4 million at December 31, 2021 and 2020, respectively.

20. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2021, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.6 million and $56.5 million, respectively.  At December 31, 2020, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.5 million and $43.1 million, respectively. The Company did not purchase or sell any financial assets or liabilities under the fair value option during the years ended December 31, 2021 and 2020.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2021 and 2020, and the changes in fair value included in the Consolidated Statement of Income – Net loss from fair value adjustments:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended December 31,
Description	2021	2020	2021	2020	2019
(Dollars in thousands)
Mortgage-backed securities	$388	$505	$(5)	$3	$3
Other securities	14,180	13,998	36	230	427
Borrowed funds	56,472	43,136	(14,004)	(50)	(2,802)
Net gain (loss) from fair value adjustments (1)			$(13,973)	$183	$(2,372)
(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $1.0 million, ($2.3) million, and ($3.0) million from the change in fair value of derivative instruments during the years ended December 31, 2021, 2020, and 2019, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2021 and 2020. The fair value of borrowed funds includes accrued interest payable of $0.1 million at December 31, 2021 and 2020.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2021 and 2020, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2021 and 2020, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2021 and 2020, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed
Securities	$—	$—	$572,184	$404,460	$—	$—	$572,184	$404,460
Other securities	12,485	12,703	190,872	229,516	1,695	1,295	205,052	243,514
Interest rate swaps	—	—	10,683	1,319	—	—	10,683	1,319

Total assets	$12,485	$12,703	$773,739	$635,295	$1,695	$1,295	$787,919	$649,293

Liabilities:
Borrowings	$—	$—	$—	$—	$56,472	$43,136	$56,472	$43,136
Interest rate swaps	—	—	25,071	60,987	—	—	25,071	60,987

Total liabilities	$—	$—	$25,071	$60,987	$56,472	$43,136	$81,543	$104,123

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2021 and 2020.

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2021		December 31, 2020
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,295	$43,136	$1,332	$44,384
Net (loss) gain from fair value adjustment of financial assets (1)	400	—	(34)	—
Net loss from fair value adjustment of financial liabilities (1)	—	14,004	—	50
Decrease in accrued interest	—	(4)	(3)	(103)
Change in unrealized losses included in other comprehensive loss	—	(664)	—	(1,195)
Ending balance	$1,695	$56,472	$1,295	$43,136

Changes in unrealized gains held at period end	$—	$3,334	$—	$2,670
(1)	These totals in the table above are presented in the Consolidated Statement of Income under Net loss from fair value adjustments.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,695	Discounted cash flows	Discount rate	n/a	2.2%

Liabilities:

Junior subordinated debentures	$56,472	Discounted cash flows	Discount rate	n/a	2.2%

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,295	Discounted cash flows	Discount rate	n/a	4.2%

Liabilities:

Junior subordinated debentures	$43,136	Discounted cash flows	Discount rate	n/a	4.2%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2021 and 2020, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2021	2020	2021	2020	2021	2020	2021	2020

	(In thousands)
Assets:
Non-accrual loans	$—	$—	$—	$—	$11,026	$11,980	$11,026	$11,980
Other repossessed assets	—	—	—	—	—	—	—	—

Total assets	$—	$—	$—	$—	$11,026	$11,980	$11,026	$11,980

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,579	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	11.9%

Non-accrual loans	$447	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

	At December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,690	Sales approach	Reduction for planned expedited disposal	-100.0% to 15.0%	6.8%

Non-accrual loans	$1,290	Discounted Cashflow	Discount Rate	4.3% to 5.5%	4.9%
			Probability of Default	20.0% to 35.0%	27.4%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2021 and 2020.

The methods and assumptions used to estimate fair value at December 31, 2021 and 2020 are as follows:

Securities:

The fair values of securities are contained in Note 7 (“Securities”) of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. When there is limited activity or less transparency around inputs to the valuation, securities are valued using discounted cash flows.

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

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$81,723	$81,723	$81,723	$—	$-
Securities held-to-maturity
Mortgage-backed securities	7,894	8,667	—	8,667	-
Other securities	49,974	53,362	—	—	53,362
Securities available for sale
Mortgage-backed securities	572,184	572,184	—	572,184	-
Other securities	205,052	205,052	12,485	190,872	1,695
Loans	6,638,105	6,687,125	—	—	6,687,125
FHLB-NY stock	35,937	35,937	—	35,937	-
Accrued interest receivable	38,698	38,698	—	1,574	37,124
Interest rate swaps	10,683	10,683	—	10,683	—

Liabilities:
Deposits	$6,385,445	$6,385,276	$5,438,870	$946,406	$—
Borrowings	815,544	816,012	—	759,540	56,472
Accrued interest payable	4,777	4,777	—	4,777	—
Interest rate swaps	25,071	25,071	—	25,071	—

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$157,388	$157,388	$157,388	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,914	8,991	—	8,991	—
Other securities	49,918	54,538	—	—	54,538
Securities available for sale
Mortgage-backed securities	404,460	404,460	—	404,460	—
Other securities	243,514	243,514	12,703	229,516	1,295
Loans	6,704,674	6,793,985	—	—	6,793,985
FHLB-NY stock	43,439	43,439	—	43,439	—
Accrued interest receivable	44,041	44,041	2	1,389	42,650
Interest rate swaps	1,319	1,319	—	1,319	—

Liabilities:
Deposits	$6,136,355	$6,141,775	$4,997,994	$1,143,781	$—
Borrowings	1,020,895	1,017,573	—	974,437	43,136
Accrued interest payable	4,755	4,755	—	4,755	—
Interest rate swaps	60,987	60,987	—	60,987	—

21. Derivative Financial Instruments

At December 31, 2021 and 2020, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $299.6 million and $316.1 million at December 31, 2021 and December 31, 2020, respectively; 2) to facilitate risk management strategies for our loan customers with $228.0 million of swaps outstanding, which include $114.0 million with customers and $114.0 million with bank counterparties at December 31, 2021 and $125.6 million of swaps outstanding, which include $62.8 million with customers and $62.8 million with bank counterparties at December 31, 2020; and 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered CDs totaling $996.5 million and $1,021.5 million at December 31, 2021 and December 31, 2020, respectively. Additionally, at December 31, 2020, the Company had swaps outstanding to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. These swaps were terminated during the year ended December 31, 2021, realizing a loss of $4.7 million upon termination.

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

At December 31, 2021 and 2020, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

At December 31, 2021 and 2020, derivatives with a combined notional amount of $228.0 million and $143.6 million, respectively, were not designated as hedges. At December 31, 2021 and 2020, derivatives with a combined notional amount of $299.6 million and $316.1 million were designated as fair value hedges. At December 31, 2021 and 2020, derivatives with a combined notional amount of $996.5 million and $1,021.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the year ended December 31, 2021, $10.6 million was reclassified from accumulated other comprehensive income (loss) to interest expense. The estimated amount to be reclassified in next 12 months out of accumulated other comprehensive income (loss) into earnings is $10.6 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	December 31, 2021		December 31, 2020
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

	(In thousands)
Interest rate swaps (cash flow hedge)	$355,000	$7,328	$—	$—
Interest rate swaps (non-hedge)	113,988	3,355	62,779	1,319
Interest rate swaps (fair value hedge)	299,555	(12,329)	316,051	(28,689)
Interest rate swaps (cash flow hedge)	641,500	(9,387)	1,021,500	(25,300)
Interest rate swaps (non-hedge)	113,988	(3,355)	80,779	(6,998)
Total derivatives	$1,524,031	$(14,388)	$1,481,109	$(59,668)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the years ended
		December 31,
(In thousands)	Affected Line Item in the Statement Where Net income is Presented	2021	2020	2019
Financial Derivatives:
	Other interest expense	$(305)	$(434)	$(140)
	Net gain (loss) from fair value adjustments	978	(2,325)	(2,981)
Interest rate swaps (non-hedge)		673	(2,759)	(3,121)

Interest rate swaps (fair value hedge)	Interest and fees on loans	(3,481)	(5,226)	(837)

Interest rate swaps (cash flow hedge)	Other interest (expense) income	(10,693)	(6,703)	1,232

Net loss		$(13,501)	$(14,688)	$(2,726)

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

December 31, 2021
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$10,683	$—	$10,683	$—	$—	$10,683

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$25,071	$—	$25,071	$—	$21,527	$3,544

December 31, 2020
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$1,319	$—	$1,319	$—	$—	$1,319

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$60,987	$—	$60,987	$99	$63,517	$(2,629)

22. New Authoritative Accounting Pronouncements

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

The condensed financial statements for the Holding Company are presented below:

	December 31,	December 31,
Condensed Statements of Financial Condition	2021	2020

	(Dollars in thousands)
Assets:
Cash and due from banks	$16,038	$28,033
Securities available for sale:
Other securities	1,695	1,295
Investment in Bank	843,866	726,802
Goodwill	2,185	2,185
Other assets	2,791	839
Total assets	$866,575	$759,154

Liabilities:
Subordinated debentures	$122,885	$90,180
Junior subordinated debentures, at fair value	56,472	43,136
Other liabilities	7,590	6,841
Total liabilities	186,947	140,157

Stockholders' Equity:
Common stock	341	341
Additional paid-in capital	263,375	261,533
Treasury stock, at average cost (3,561,270 shares and 3,311,769 at December 31, 2021 and 2020, respectively)	(75,293)	(69,400)
Retained earnings	497,889	442,789
Accumulated other comprehensive loss, net of taxes	(6,684)	(16,266)
Total equity	679,628	618,997

Total liabilities and equity	$866,575	$759,154

	For the years ended December 31,
Condensed Statements of Income	2021	2020	2019

	(In thousands)
Dividends from the Bank	$5,000	$78,833	$32,000
Interest income	145	466	250
Interest expense	(6,215)	(5,858)	(6,677)
Net loss from fair value adjustments	(13,604)	(85)	(2,725)
Other operating expenses	(1,844)	(3,975)	(2,833)
(Loss) income before taxes and equity in undistributed earnings of subsidiary	(16,518)	69,381	20,015
Income tax benefit	5,403	2,274	3,173
(Loss) income before equity in undistributed earnings of subsidiary	(11,115)	71,655	23,188
Equity in undistributed earnings of the Bank	92,908	(36,981)	18,091
Net income	81,793	34,674	41,279
Other comprehensive income (loss), net of tax	9,582	(6,459)	2,945
Comprehensive net income	$91,375	$28,215	$44,224

	For the years ended December 31,
Condensed Statements of Cash Flows	2021	2020	2019

	(In thousands)
Operating activities:
Net income	$81,793	$34,674	$41,279
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(92,908)	36,981	(18,091)
Deferred income tax benefit	(3,939)	(291)	(769)
Fair value adjustments for financial assets and financial liabilities	13,604	85	2,725
Stock-based compensation expense	6,829	6,450	7,763
Net change in operating assets and liabilities	2,927	3,490	3,945
Net cash provided by operating activities	8,306	81,389	36,852

Investing activities:
Investment in Bank	(15,000)	—	—
Cash used in acquisition of Empire	—	(54,836)	—
Cash provided by acquisition of Empire	—	15,769	—
Net cash used in investing activities	(15,000)	(39,067)	—

Financing activities:
Proceeds from long-term borrowings	122,843	—	—
Repayment of long-term borrowings	(90,250)	—	—
Purchase of treasury stock	(11,370)	(3,877)	(2,656)
Cash dividends paid	(26,524)	(24,813)	(24,149)
Stock options exercised	—	—	3
Net cash used in financing activities	(5,301)	(28,690)	(26,802)

Net (decrease) increase in cash and cash equivalents	(11,995)	13,632	10,050
Cash and cash equivalents, beginning of year	28,033	14,401	4,351
Cash and cash equivalents, end of year	$16,038	$28,033	$14,401

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit losses

As described in Notes 2 and 4 to the Company's consolidated financial statements, the Company had a gross loan portfolio of $6.6 billion and related allowance for credit losses of $37.1 million as of December 31, 2021. The allowance for credit losses consists of quantitative and qualitative components. The Company considers historical loss experience, current economic and business conditions, as well as reasonable and supportable forecasts to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors. These components involve significant estimates and assumptions that require a high degree of management’s judgment.

We identified the significant assumptions used to develop the quantitative component of the allowance, including the reasonable and supportable forecast period, and the reversion to historical loss period, as well as assumptions around the determination of qualitative risk factors as a critical audit matter. Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls over the significant assumptions used to develop the quantitative component of the allowance, including a reasonable and supportable forecast period, and reversion to historical loss period, as well as assumptions around the determination of qualitative risk factors.
●	Testing the completeness and accuracy of the input data used in determining the qualitative risk factors and evaluating the sources of data used, considering contradictory evidence, in developing the quantitative component.
●	Utilizing the engagement team’s specialized skills and knowledge of the banking industry and local and regional economy to perform an independent assessment of the qualitative risk factors using similar and alternative source data, and then comparing the results to management’s qualitative risk factors.
●	Utilizing personnel with specialized skill and knowledge in valuation to assist with evaluating the appropriateness of the reasonable and supportable forecast period, and the reversion to historical loss period assumptions used to develop the quantitative component.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 7, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 7, 2022 expressed an unqualified opinion thereon.

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

March 7, 2022

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on those criteria issued by COSO.

BDO USA, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in its report.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2022 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: https://s28.q4cdn.com/653305835/files/doc_downloads/governance/Code_of_Business_Conduct_Ethics.pdf

Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)  1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

●	Consolidated Statements of Financial Condition at December 31, 2021 and 2020
●	Consolidated Statements of Income for each of the three years in the period ended December 31, 2021
●	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2021
●	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2021
●	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021
●	Notes to Consolidated Financial Statements
●	Reports of Independent Registered Public Accounting Firm (BDO USA, LLP; New York, New York; PCAOB ID 243)

2.    Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.    Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)
3.4	Amended and Restated By-Laws of Flushing Financial Corporation (12)
4.1	Indenture, dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (19)
4.2	First Supplemental Indenture, dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (19)
4.3	Description of Securities (18)
10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (11)
10.2*	Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (11)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (11)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (11)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (11)
10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (11)
10.7*	Employment Agreement between Flushing Financial Corporation and Susan K. Cullen (15)
10.8*	Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective January 1, 2016) (14)
10.9*	Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of January 1, 2016) (14)
10.10*	Amended and Restated Outside Director Retirement Plan (7)
10.11*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (4)
10.12*	Amended and Restated Flushing Bank Supplemental Savings Incentive Plan (13)
10.13*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (2)
10.14*	Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (2)
10.15* P	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (3)
10.17* P	Guarantee by Flushing Financial Corporation (1)
10.18*	Form of Outside Director Restricted Stock Award Letter (6)
10.19*	Form of Outside Director Restricted Stock Unit Award Letter (14)
10.20*	Form of Employee Restricted Stock Award Letter (6)
10.21*	Form of Employee Restricted Stock Unit Grant Letter Agreement (14)
10.22*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (8)
10.23*	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (9)
10.24*	Annual Incentive Plan for Executives and Senior Officers (10)
10.25	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (12)
10.26*	Flushing Financial Corporation 2014 Omnibus Incentive Plan (15)
10.27*	Form of Employee Performance Restricted Stock Unit Award Letter (16)
10.28*	Form of Director Restricted Stock Unit Award Letter With One Year Vesting (16)
10.29*	Flushing Bank Supplemental Savings Incentive Plan, Amended and Restated as of November 1, 2018 (16)
10.30	Employment Agreement between Flushing Financial Corporation and Thomas M. Buonaiuto (17)
10.31	Consulting Agreement between Flushing Bank and Douglas C. Manditch (17)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Indicates compensatory plan or arrangement.
†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Flushing Financial hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(8)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(9)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(10)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.
(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2013.
(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2014.
(13)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2014.
(14)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2015.
(15)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2016
(16)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2018.
(17)	Incorporated by reference to Exhibit filed with Form 8-K filed October 28, 2019.
(18)	Incorporated by reference to Exhibit filed with Form 10-K filed December 31, 2019.
(19)	Incorporated by reference to Exhibits filed with Form 8-K filed November 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 7, 2022.

FLUSHING FINANCIAL CORPORATION

By	/S/JOHN R. BURAN
John R. Buran
President and CEO

POWER OF ATTORNEY

We, the undersigned directors and officers of Flushing Financial Corporation (the “Company”) hereby severally constitute and appoint John R. Buran and Susan K. Cullen as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said John R. Buran or Susan K. Cullen may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on this report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said John R. Buran or Susan K. Cullen shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 7, 2022
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	March 7, 2022
Alfred A. DelliBovi

/S/SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	March 7, 2022
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	March 7, 2022
James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 7, 2022
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 7, 2022
Louis C. Grassi

/S/SAM S. HAN	Director	March 7, 2022
Sam S. Han

/S/JOHN J. MCCABE	Director	March 7, 2022
John J. McCabe

/S/DONNA M. O’BRIEN	Director	March 7, 2022
Donna M. O’Brien

/S/MICHAEL J. RUSSO	Director	March 7, 2022
Michael J. Russo

/S/MICHAEL A. AZARIAN	Director	March 7, 2022
Michael A. Azarian

/S/CAREN C. YOH	Director	March 7, 2022
Caren C. Yoh
/S/DOUGLAS C. MANDITCH	Director	March 7, 2022
Douglas C. Manditch