Form 10-Q
period 2022-03-31
FLUSHING FINANCIAL CORP
filed 2022-05-06
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2022 was 30,347,077.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

Item 1.   Financial Statements

	March 31,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$186,407	$81,723
Securities held-to-maturity:
Mortgage-backed securities (include assets pledged of $5,130 and $5,643 at March 31, 2022 and December 31, 2021, respectively; fair value of $7,880 and $8,667 at March 31, 2022 and December 31, 2021, respectively)	7,890	7,894
Other securities, net of allowance of $986 and $862 at March 31, 2022 and December 31, 2021 respectively; (none pledged; fair value of $61,839 and $53,362 at March 31, 2022 and December 31, 2021, respectively)	66,327	49,974
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $225,110 and $212,388 at March 31, 2022 and December 31, 2021, respectively; $364 and $388 at fair value pursuant to the fair value option at March 31, 2022 and December 31, 2021, respectively)	553,828	572,184
Other securities (including none pledged; $13,676 and $14,180 at fair value pursuant to the fair value option at March 31, 2022 and December 31, 2021, respectively)	286,041	205,052
Loans:
Multi-family residential	2,500,570	2,517,026
Commercial real estate	1,764,927	1,775,629
One-to-four family --- mixed used property	563,679	571,795
One-to-four family --- residential	256,474	276,571
Construction	68,488	59,761
Small Business Administration	59,331	93,811
Commercial business and other	1,387,155	1,339,273
Net unamortized premiums and unearned loan fees	6,640	4,239
Less: Allowance for credit losses	(37,433)	(37,135)
Net loans	6,569,831	6,600,970
Interest and dividends receivable	37,308	38,698
Bank premises and equipment, net	22,752	23,338
Federal Home Loan Bank of New York stock, at cost	33,891	35,937
Bank owned life insurance	211,867	210,754
Goodwill	17,636	17,636
Core deposit intangibles	2,420	2,562
Right of use asset	48,475	50,200
Other assets	125,160	148,989
Total assets	$8,169,833	$8,045,911

Liabilities
Due to depositors:
Non-interest bearing	$1,041,027	$967,621
Interest-bearing	5,332,373	5,365,911
Total Due to depositors	6,373,400	6,333,532
Mortgagors' escrow deposits	79,495	51,913
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	696,186	636,187
Subordinated debentures	122,981	122,885
Junior subordinated debentures, at fair value	57,955	56,472
Total borrowed funds	877,122	815,544
Operating lease liability	52,292	54,155
Other liabilities	111,711	111,139
Total liabilities	7,494,020	7,366,283

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued at both March 31, 2022 and December 31, 2021; 30,366,544 shares and 30,526,353 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	341	341
Additional paid-in capital	261,837	263,375
Treasury stock, at average cost (3,721,079 shares and 3,561,270 shares at March 31, 2022 and December 31, 2021, respectively)	(79,834)	(75,293)
Retained earnings	508,973	497,889
Accumulated other comprehensive loss, net of taxes	(15,504)	(6,684)
Total stockholders' equity	675,813	679,628

Total liabilities and stockholders' equity	$8,169,833	$8,045,911

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$67,516	$69,021
Interest and dividends on securities:
Interest	3,745	3,072
Dividends	8	8
Other interest income	51	36
Total interest and dividend income	71,320	72,137
Interest expense
Deposits	3,408	6,105
Other interest expense	4,433	5,140
Total interest expense	7,841	11,245
Net interest income	63,479	60,892
Provision for credit losses	1,358	2,820
Net interest income after provision for credit losses	62,121	58,072
Non-interest income
Banking services fee income	1,374	2,725
Net gain on sale of loans	—	31
Net gain on disposition of assets	—	621
Net gain (loss) from fair value adjustments	(1,809)	982
Federal Home Loan Bank of New York stock dividends	397	689
Bank owned life insurance	1,114	997
Other income	237	266
Total non-interest income	1,313	6,311
Non-interest expense
Salaries and employee benefits	23,649	22,664
Occupancy and equipment	3,604	3,367
Professional services	2,222	2,400
FDIC deposit insurance	420	1,213
Data processing	1,424	2,109
Depreciation and amortization of bank premises and equipment	1,460	1,639
Other real estate owned / foreclosure expense (recoveries)	84	(10)
Other operating expenses	5,931	4,777
Total non-interest expense	38,794	38,159
Income before income taxes	24,640	26,224
Provision for income taxes
Federal	4,650	5,071
State and local	1,771	2,114
Total provision for income taxes	6,421	7,185
Net income	$18,219	$19,039
Basic earnings per common share	$0.58	$0.60
Diluted earnings per common share	$0.58	$0.60
Dividends per common share	$0.22	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

ART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

	(In thousands)

Net income	$18,219	$19,039
Other comprehensive income (loss), net of tax:
Amortization of prior service credits, net of taxes of $2, and $6 for the three months ended March 31, 2022, and 2021, respectively	(5)	(15)
Amortization of actuarial (gains) losses, net of taxes of $2, and ($36) for the three months ended March 31, 2022, and 2021, respectively	(4)	81
Change in net unrealized losses on securities available for sale, net of taxes of $10,892, and $986 for the three months ended March 31, 2022, and 2021, respectively	(23,427)	(2,217)
Net unrealized gain on cash flow hedges, net of taxes of ($6,857), and $(3,461) for the three months ended March 31, 2022, and 2021, respectively	14,751	7,798
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $63 and $36 for the three months ended March 31, 2022, and 2021, respectively	(135)	(84)

Total other comprehensive income (loss), net of tax	(8,820)	5,563

Comprehensive net income	$9,399	$24,602

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2022	2021

	(In thousands)
Operating Activities
Net income	$18,219	$19,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,358	2,820
Depreciation and amortization of premises and equipment	1,460	1,639
Net gain on sales of loans	—	(31)
Net gain on sale and disposition of assets	—	(621)
Net amortization of (discounts) premiums	(492)	107
Net (gain) loss from fair value adjustments of qualifying hedges	129	(1,427)
Net (gain) loss from fair value adjustments	1,809	(982)
Income from bank owned life insurance	(1,114)	(997)
Stock-based compensation expense	4,194	3,470
Deferred compensation	(2,545)	(1,754)
Amortization of core deposit intangibles	142	159
Decrease (increase) in other assets	3,570	(6,972)
(Decrease) increase in other liabilities	13,847	(4,881)
Net cash provided by operating activities	40,577	9,569
Investing Activities
Purchases of premises and equipment	(874)	(958)
Net redemptions of Federal Home Loan Bank-NY shares	2,046	1,941
Purchases of securities held-to-maturity	(16,476)	—
Purchases of securities available for sale	(130,312)	(352,637)
Proceeds from sales and calls of securities available for sale	—	7,500
Proceeds from maturities and prepayments of securities available for sale	32,177	227,829
Net repayments (originations) of loans	72,080	(41,680)
Purchases of loans	(54,309)	(25,948)
Proceeds from sale of loans	—	8,249
Net cash used in investing activities	(95,668)	(175,704)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the three months ended March 31,
	2022	2021

	(In thousands)
Financing Activities
Net increase in non interest-bearing deposits	$73,406	$138,517
Net increase in interest-bearing deposits	16,482	97,227
Net increase in mortgagors' escrow deposits	27,582	28,726
Net proceeds from short-term borrowed funds	110,000	—
Repayment of long-term borrowings	(50,000)	(73,361)
Purchases of treasury stock	(10,845)	(1,290)
Cash dividends paid	(6,850)	(6,652)
Net cash provided by financing activities	159,775	183,167
Net increase in cash and cash equivalents	104,684	17,032
Cash and cash equivalents, beginning of period	81,723	157,388
Cash and cash equivalents, end of period	$186,407	$174,420
Supplemental Cash Flow Disclosure
Interest paid	$6,846	$9,935
Income taxes paid	214	1,579
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	384	1,254

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2021	$679,628	$341	$263,375	$497,889	$(75,293)	$(6,684)

Net income	18,219	—	—	18,219	—	—
Award of common shares released from Employee Benefit Trust (17,964 shares)	287	—	287	—	—	—
Vesting of restricted stock unit awards (297,626 shares)	—	—	(6,019)	(285)	6,304	—
Purchase of treasury shares (360,000 shares)	(8,469)	—	—	—	(8,469)	—
Stock-based compensation expense	4,194	—	4,194	—	—	—
Repurchase of shares to satisfy tax obligation (97,435 shares)	(2,376)	—	—	—	(2,376)	—
Dividends on common stock ($0.22 per share)	(6,850)	—	—	(6,850)	—	—
Other comprehensive loss	(8,820)	—	—	—	—	(8,820)
Balance at March 31, 2022	$675,813	$341	$261,837	$508,973	$(79,834)	$(15,504)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2020	$618,997	$341	$261,533	$442,789	$(69,400)	$(16,266)

Net Income	19,039	—	—	19,039	—	—
Award of common shares released from Employee Benefit Trust (5,682 shares)	74	—	74	—	—	—
Vesting of restricted stock unit awards (248,896 shares)	—	—	(5,058)	(153)	5,211	—
Stock-based compensation expense	3,470	—	3,470	—	—	—
Repurchase of shares to satisfy tax obligation (70,292 shares)	(1,290)	—	—	—	(1,290)	—
Dividends on common stock ($0.21 per share)	(6,652)	—	—	(6,652)	—	—
Other comprehensive income	5,563	—	—	—	—	5,563
Balance at March 31, 2021	$639,201	$341	$260,019	$455,023	$(65,479)	$(10,703)

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

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021, which are collectively herein referred to as “we,” “us,” “our” and the “Company.”

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets and the fair value of financial instruments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended
	March 31,
	2022	2021

	(Dollars in thousands, except per share data)
Net income, as reported	$18,219	$19,039
Divided by:
Total weighted average common shares outstanding and common stock equivalents (1)	31,254	31,604
Basic earnings per common share	$0.58	$0.60
Diluted earnings per common share	$0.58	$0.60
Dividend Payout ratio	37.9%	35.0%
(1)	For the three months ended March 31, 2022 and 2021, there were no common stock equivalents.

4.     Securities

The Company did not hold any trading securities at March 31, 2022 and December 31, 2021. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at March 31, 2022:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$67,313	$61,839	$—	$5,474
Total municipals	67,313	61,839	—	5,474

FNMA	7,890	7,880	—	10
Total mortgage-backed securities	7,890	7,880	—	10

Allowance for Credit Losses	(986)	—	—	—
Total	$74,217	$69,719	$—	$5,484

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2021:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,836	$53,362	$2,526	$—
Total municipals	50,836	53,362	2,526	—

FNMA	7,894	8,667	773	—
Total mortgage-backed securities	7,894	8,667	773	—

Allowance for Credit Losses	(862)	—	—	—
Total	$57,868	$62,029	$3,299	$—

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2022:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$74,543	$73,870	$—	$673
Corporate	109,924	104,176	86	5,834
Mutual funds	11,937	11,937	—	—
Collateralized loan obligations	95,014	94,318	—	696
Other	1,740	1,740	—	—
Total other securities	293,158	286,041	86	7,203
REMIC and CMO	197,494	185,390	19	12,123
GNMA	10,039	9,116	18	941
FNMA	226,185	213,798	67	12,454
FHLMC	156,501	145,524	107	11,084
Total mortgage-backed securities	590,219	553,828	211	36,602
Total securities available for sale	$883,377	$839,869	$297	$43,805

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

The corporate securities held by the Company at March 31, 2022 and December 31, 2021 are issued by U.S. banking institutions. The CMOs held by the Company at March 31, 2022 and December 31, 2021 are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$67,313	$61,839
Total other securities	67,313	61,839
Mortgage-backed securities	7,890	7,880
	75,203	69,719

Allowance for credit losses	(986)	-
Total securities held-to-maturity	$74,217	$69,719

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$10,036	$9,989
Due after one year through five years	79,395	78,619
Due after five years through ten years	168,590	162,353
Due after ten years	23,200	23,143
Total other securities	281,221	274,104
Mutual funds	11,937	11,937
Mortgage-backed securities	590,219	553,828
Total securities available for sale	$883,377	$839,869

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2022
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities

Municipals	3	$61,839	$5,474	$61,839	$5,474	$—	$—
Total other securities	3	61,839	5,474	61,839	5,474	—	—

FNMA	1	7,880	10	7,880	10	—	—
Total mortgage-backed securities	1	7,880	10	7,880	10	—	—

Total	4	$69,719	$5,484	$69,719	$5,484	$—	$—

Available for sale securities
U.S. government agencies	7	$73,870	$673	$69,749	$667	$4,121	$6
Corporate	13	91,591	5,834	63,000	4,425	28,591	1,409
CLO	12	94,319	696	73,408	341	20,911	355
Total other securities	32	259,780	7,203	206,157	5,433	53,623	1,770

REMIC and CMO	45	174,122	12,123	120,470	6,670	53,652	5,453
GNMA	4	8,793	941	307	9	8,486	932
FNMA	43	197,920	12,454	151,792	8,184	46,128	4,270
FHLMC	23	132,744	11,084	64,038	3,734	68,706	7,350
Total mortgage-backed securities	115	513,579	36,602	336,607	18,597	176,972	18,005
Total	147	$773,359	$43,805	$542,764	$24,030	$230,595	$19,775

	At December 31, 2021
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities
U.S. government agencies	2	$5,577	$9	$1,130	$5	$4,447	$4
Corporate	13	94,234	3,189	65,453	1,970	28,781	1,219
CLO	4	31,012	255	10,000	1	21,012	254
Total other securities	19	130,823	3,453	76,583	1,976	54,240	1,477

REMIC and CMO	15	124,131	3,656	105,959	2,800	18,172	856
GNMA	4	9,924	316	1,138	16	8,786	300
FNMA	25	171,109	2,160	153,657	1,587	17,452	573
FHLMC	18	129,115	2,635	98,297	1,448	30,818	1,187
Total mortgage-backed securities	62	434,279	8,767	359,051	5,851	75,228	2,916
Total	81	$565,102	$12,220	$435,634	$7,827	$129,468	$4,393

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company reviewed each available for sale security that had an unrealized loss at March 31, 2022 and December 31, 2021. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company evaluates any decline in the fair value is due to credit loss factors and this valuation indicates that a credit loss exists, then the present value of cash flows is expected to be collected from the security is compared to the amortized cost basis of security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security that had an unrealized loss at March 31, 2022 as part of its quarterly Current Expected Credit Loss (“CECL”) process, with an allowance for credit losses of $1.0 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively.

Accrued interest receivable on held-to-maturity securities totaled $0.2 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively, and is excluded from estimates of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $1.7 million and $1.5 million at March 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	Other Securities
	For the three months ended
	March 31,
	2022	2021

	(In thousands)
Beginning balance	$862	$907
Provision	124	8
Allowance for credit losses	$986	$915

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three months ended March 31, 2022 and 2021.

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $34.0 million and $35.8 million at March 31, 2022 and December 31, 2021, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

In response to COVID-19, the Company actively assists customers by providing modifications in the form of deferrals of interest, principal and/or escrow for terms ranging from one to thirty months. At March 31, 2022, we had 12 active forbearances for loans with an aggregate outstanding loan balance of approximately $41.8 million resulting in total deferment of $3.2 million in principal, interest and escrow, down from 20 active forbearances for loans with an aggregate outstanding loan balance of $71.9 million at December 31, 2021. Pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and later modified by Consolidated Appropriations Act, certain loan modifications are not classified as “troubled debt restructuring” (“TDR”), if the related loans were not more than 30 days past due as of December 31, 2019. The Company has elected not to consider as TDR loans temporarily modified for borrowers directly impacted by COVID-19 where the above criteria was met. As such, these loans are considered current and continue to accrue interest at their original contractual terms until the completion of the applicable deferred periods, following which the borrowers will resume making payments and normal delinquency-based non-accrual policies will apply. Approximately 79% of the active forbearances are expected to be resolved by year end 2022. The Company actively participated in the Paycheck Protection Program (“PPP”), under the CARES Act, closing $310.3 million of these loans since the beginning of the program, with $267.0 million of those PPP loans forgiven by the SBA as of March 31, 2022, of which $34.1 million were forgiven during the recent quarter.

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

The Company recorded a provision for credit losses on loans totaling $1.2 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. The provision recorded during the three months ended March 31, 2022 was driven by ongoing environmental uncertainty as a result of high and rising inflation, increasing interest rates and higher risk related to potential personnel turnover. During the three months ended March 31, 2022, the Company made no changes to the reasonable and supportable forecast period or the reversion period from what was used for the December 31, 2021 ACL. The ACL - loans totaled $37.4 million at March 31, 2022 compared to $37.1 million at December 31, 2021. At March 31, 2022, the ACL - loans represented 0.57% of gross loans and 266.1% of non-performing loans. At December 31, 2021, the ACL - loans represented 0.56% of gross loans and 248.7% of non-performing loans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company may restructure loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as TDR.

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

The allocation of a portion of the ACL for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At March 31, 2022, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the ACL.

During the three months ended March 31, 2022 and 2021 there were no TDRs that defaulted within 12 months of its modification date. There were no loans modified as TDRs for the three months ended March 31, 2021.

The following table shows loans modified as TDR during the period indicated:

	For the three months ended
	March 31, 2022
(Dollars in thousands)	Number	Balance	Modification description
Small Business Administration	1	$271	Loan amortization extension.
Commercial business and other	2	2,768	One loan received a below market interest rate and one loan had an amortization extension.
Total	3	$3,039

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	March 31, 2022		December 31, 2021
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Multi-family residential	6	$1,661	6	$1,690
Commercial real estate	1	7,572	1	7,572
One-to-four family - mixed-use property (1)	5	1,603	5	1,636
One-to-four family - residential	1	264	3	483
Commercial business and other (1)	8	4,052	5	1,381
Total performing	21	$15,152	20	$12,762
(1)	These loans continue to pay as agreed, however the Company records interest received on a cash basis.

There were no loans classified as TDR that are not performing according to their modified agreement as of March 31, 2022 and December 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the three months ended March 31, 2022
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost ending of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,652	$3,654	$3,654	$—	$—
Commercial real estate	640	32	32	—	—
One-to-four family - mixed-use property (1)	1,582	1,052	1,052	—	—
One-to-four family - residential	7,482	7,052	7,052	—	—
Small Business Administration	952	952	952	—	—
Commercial business and other (1)	1,945	4,328	326	4	—
Total	$15,253	$17,070	$13,068	$4	$—
(1)	Included in the above analysis are non-accrual performing TDR commercial business totaling $2.8 million. One-to-four family – mixed-use property contains a non-accrual performing TDR totaling $0.3 million.

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for period shown below:

	At or for the year ended December 31, 2021
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost ending of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing:
Multi-family residential	$2,576	$2,652	$2,652	$19	$—
Commercial real estate	1,766	640	640	—	—
One-to-four family - mixed-use property (1)	1,706	1,582	1,582	6	—
One-to-four family - residential	5,313	7,482	7,482	1	—
Small Business Administration	1,168	952	952	—	—
Taxi medallion(2)	2,758	—	—	—	—
Commercial business and other(1)	5,660	1,945	305	78	—
Total	$20,947	$15,253	$13,613	$104	$—

(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million. Commercial business and other contains a non-accrual performing TDR totaling less than $0.1 million.
(2)	Taxi medallions were completely charged off during the year ended December 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended
	March 31,
	2022	2021
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$371	$462
Less: Interest income included in the results of operations	155	160
Total foregone interest	$216	$302

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loans:

	March 31, 2022
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$3,650	$362	$3,654	$7,666	$2,495,390	$2,503,056
Commercial real estate	237	3,620	32	3,889	1,762,119	1,766,008
One-to-four family ― mixed-use property	2,387	591	794	3,772	562,899	566,671
One-to-four family ― residential	302	78	7,052	7,432	250,357	257,789
Construction	856	—	—	856	67,406	68,262
Small Business Administration	—	—	952	952	57,293	58,245
Commercial business and other	333	434	1,008	1,775	1,385,458	1,387,233
Total	$7,765	$5,085	$13,492	$26,342	$6,580,922	$6,607,264

	December 31, 2021
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$3,652	$4,193	$2,652	$10,497	$2,508,730	$2,519,227
Commercial real estate	5,743	—	640	6,383	1,770,992	1,777,375
One-to-four family ― mixed-use property	2,319	—	1,321	3,640	571,296	574,936
One-to-four family ― residential	163	224	7,482	7,870	269,942	277,812
Construction	—	—	—	—	59,473	59,473
Small Business Administration	—	—	952	952	90,884	91,836
Commercial business and other	101	40	1,386	1,527	1,335,919	1,337,446
Total	$11,978	$4,457	$14,433	$30,869	$6,607,236	$6,638,105

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three month periods indicated:

	March 31, 2022
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135
Charge-off's	—	—	—	—	—	(1,028)	—	(8)	(1,036)
Recoveries	—	—	—	2	—	13	12	74	101
Provision (benefit)	376	558	109	(20)	82	1,643	(12)	(1,503)	1,233
Ending balance	$8,561	$7,716	$1,864	$766	$268	$1,837	$—	$16,421	$37,433

	March 31, 2021
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153
Charge-off's	(43)	(64)	(29)	—	—	—	(2,758)	(28)	(2,922)
Recoveries	10	—	10	5	—	10	—	22	57
Provision (benefit)	620	93	(94)	(164)	253	(134)	2,758	(521)	2,811
Ending balance	$7,144	$8,356	$1,873	$710	$750	$2,127	$—	$24,139	$45,099

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previously mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan as Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination at March 31, 2022:

							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2022	2021	2020	2019	2018	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$7,346	$8,877	$20,514	$44,416	$30,178	$111,474	$8,894	$14,283	$245,982
Watch	—	297	—	728	—	2,350	—	1,026	4,401
Special Mention	—	—	—	—	—	—	—	219	219
Substandard	—	—	—	—	1,841	4,895	—	451	7,187
Total 1-4 Family Residential	$7,346	$9,174	$20,514	$45,144	$32,019	$118,719	$8,894	$15,979	$257,789
1-4 Family Mixed-Use
Pass	$10,794	$45,419	$35,105	$66,830	$69,997	$328,183	$—	$—	$556,328
Watch	—	—	—	758	—	7,063	—	—	7,821
Special Mention	—	—	—	—	—	1,219	—	—	1,219
Substandard	—	—	—	—	—	1,303	—	—	1,303
Total 1-4 Family Mixed Use	$10,794	$45,419	$35,105	$67,588	$69,997	$337,768	$—	$—	$566,671
Commercial Real Estate
Pass	$46,810	$187,400	$160,648	$239,636	$259,107	$775,268	$—	$—	$1,668,869
Watch	—	1,684	—	9,647	7,853	73,438	—	—	92,622
Special Mention	—	—	3,620	—	—	—	—	—	3,620
Substandard	—	—	—	—	—	897	—	—	897
Total Commercial Real Estate	$46,810	$189,084	$164,268	$249,283	$266,960	$849,603	$—	$—	$1,766,008
Construction
Pass	$1,996	$12,906	$12,223	$14,801	$1,974	$—	$12,533	$—	$56,433
Watch	—	—	—	—	5,704	4,522	—	—	10,226
Special Mention	—	—	—	—	1,603	—	—	—	1,603
Total Construction	$1,996	$12,906	$12,223	$14,801	$9,281	$4,522	$12,533	$—	$68,262
Multifamily
Pass	$107,272	$304,922	$232,977	$327,630	$409,630	$1,084,307	$5,855	$—	$2,472,593
Watch	—	1,118	1,652	(31)	12,115	9,486	151	—	24,491
Special Mention	—	—	965	—	770	221	—	—	1,956
Substandard	—	—	—	—	2,125	1,891	—	—	4,016
Total Multifamily	$107,272	$306,040	$235,594	$327,599	$424,640	$1,095,905	$6,006	$—	$2,503,056
Commercial Business - Secured by RE
Pass	$50,856	$174,564	$91,713	$36,144	$42,371	$106,014	$—	$—	$501,662
Watch	—	—	21,653	49,206	18,673	58,213	—	—	147,745
Special Mention	—	—	—	2,381	—	—	—	—	2,381
Substandard	—	—	—	—	—	3,577	—	—	3,577
Total Commercial Business - Secured by RE	$50,856	$174,564	$113,366	$87,731	$61,044	$167,804	$—	$—	$655,365
Commercial Business
Pass	$60,925	$123,178	$47,915	$58,204	$66,342	$57,583	$209,367	$—	$623,514
Watch	—	1,579	1,661	22,404	16,739	31,446	4,424	—	78,253
Special Mention	—	—	1,381	35	2,205	34	13,156	—	16,811
Substandard	—	—	4,782	31	2,771	4,488	69	—	12,141
Doubtful	—	—	—	—	—	—	1,009	—	1,009
Total Commercial Business	$60,925	$124,757	$55,739	$80,674	$88,057	$93,551	$228,025	$—	$731,728
Small Business Administration
Pass	$—	$39,326	$8,112	$723	$1,333	$2,267	$—	$—	$51,761
Watch	—	—	—	55	2,557	2,597	—	—	5,209
Special Mention	—	—	—	—	—	47	—	—	47
Substandard	—	—	—	—	—	1,228	—	—	1,228
Total Small Business Administration	$—	$39,326	$8,112	$778	$3,890	$6,139	$—	$—	$58,245
Other
Pass	$—	$—	$—	$—	$—	$58	$82	$—	$140
Total Other	$—	$—	$—	$—	$—	$58	$82	$—	$140
Total by Loan Type
Total Pass	$285,999	$896,592	$609,207	$788,384	$880,932	$2,465,154	$236,731	$14,283	$6,177,282
Total Watch	—	4,678	24,966	82,767	63,641	189,115	4,575	1,026	370,768
Total Special Mention	—	—	5,966	2,416	4,578	1,521	13,156	219	27,856
Total Substandard	—	—	4,782	31	6,737	18,279	69	451	30,349
Total Doubtful	—	—	—	—	—	—	1,009	—	1,009
Total Loans	$285,999	$901,270	$644,921	$873,598	$955,888	$2,674,069	$255,540	$15,979	$6,607,264

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans as of March 31, 2022 and December 31, 2021 were $8.1 million and $8.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	March 31, 2022		December 31, 2021
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$3,654	$—	$2,652	$—
Commercial real estate	542	—	1,158	—
One-to-four family - mixed-use property	1,052	—	1,582	—
One-to-four family - residential	7,052	—	7,482	—
Small Business Administration	—	952	—	952
Commercial business and other	—	3,818	—	1,427
Total	$12,300	$4,770	$12,874	$2,379

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $481.3 million and $472.9 million at March 31, 2022 and December 31, 2021, respectively.

The following table presents the activity in the allowance for off balance sheet credit losses for the three months ended March 31, 2022 and 2021.

	For the three months ended
	March 31,
	2022	2021

	(In thousands)
Balance at beginning of period	$1,209	$1,815
Off-Balance Sheet- Provision (Benefit)	380	(511)
Allowance for Off-Balance Sheet - Credit losses (1)	$1,589	$1,304

(1)	Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2022 and December 31, 2021, the Bank did not have any loans held for sale. There were no loans sold for the three months ended March 31, 2022.

The following table shows loans sold during the period indicated:

	For the three months ended March 31, 2021
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	5	$2,906	$(43)	$5
Commercial	3	3,036	(64)	17
One-to-four family - mixed-use property	6	2,307	(14)	9
Total	14	$8,249	$(121)	$31

7.     Leases

The Company has 28 operating leases for branches (including headquarters) and office spaces, 11 operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from one month to approximately 14 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has two agreements in 2022 and one agreement in 2021 that qualified as short-term leases. Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases was as follows:

	For the three months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021

Operating lease ROU asset	$48,475	$50,200

Operating lease liability	$52,292	$54,155

Weighted-average remaining lease term-operating leases	7.2 years	7.4 years
Weighted average discount rate-operating leases	3.1%	3.1%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended
(Dollars in thousands)	Line Item Presented	March 31, 2022	March 31, 2021

Lease Cost
Operating lease cost	Occupancy and equipment	$2,097	$2,080
Operating lease cost	Other operating expenses	2	2
Operating lease cost	Other operating expenses	22	22
Short-term lease cost	Professional Services and Other operating expenses	61	35
Variable lease cost	Occupancy and equipment	200	298
Total lease cost		$2,382	$2,437

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,426	$5,630
Right-of-use assets obtained in exchange for new operating lease liabilities		$47	$4,760

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of March 31, 2022:

Minimum Rental
(In thousands)
Years ended December 31:
2022	$6,825
2023	9,502
2024	9,336
2025	8,662
2026	7,769
Thereafter	16,277
Total minimum payments required	58,371
Less: implied interest	6,079
Total lease obligations	$52,292

8.     Stock-Based Compensation

The Company has long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of March 31, 2022, PRSU’s granted in 2022 and 2020 are being accrued at target and PRSU’s granted in 2021 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On May 18, 2021, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 965,394 shares were available for future issuance under the 2014 Omnibus Plan at March 31, 2022.

For the three months ended March 31, 2022 and 2021, the Company’s net income, as reported, included $3.9 million and $4.1 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.0 million and $1.1 million of income tax benefit, respectively, related to the stock-based compensation plans. During the three months ended March 31, 2022 and 2021, the Company granted 212,811 and 238,985 RSU awards and 63,250 and 62,790 PRSU awards, respectively.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method. Forfeitures are recorded in the period they occur.

The following table summarizes the Company’s RSU and PRSU awards at or for the three months ended March 31, 2022:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2021	310,430	$21.49	102,920	$20.02
Granted	212,811	24.83	63,250	25.11
Vested	(204,837)	23.73	(64,950)	23.75
Forfeited	(1,070)	24.22	—	—
Non-vested at March 31, 2022	317,334	$22.27	101,220	$20.81
Vested but unissued at March 31, 2022	218,025	$22.41	111,805	$20.76

As of March 31, 2022, there was $7.2 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of awards vested for the three months ended March 31, 2022 and 2021 was $6.6 million and $4.8 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2022:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2021	128,881	$24.30
Granted	25,441	24.40
Forfeited	—	—
Distributions	(635)	24.78
Outstanding at March 31, 2022	153,687	$22.35
Vested at March 31, 2022	153,355	$22.35

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.3) million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. The total fair value of the distributions from the Phantom Stock Plan was $16,000 and $23,000 for the three months ended March 31, 2022 and 2021, respectively.

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2022	2021

Employee Pension Plan:
Interest cost	$138	$128
Amortization of unrecognized loss	1	122
Expected return on plan assets	(257)	(274)
Net employee pension benefit	$(118)	$(24)

Outside Director Pension Plan:
Service cost	$3	$4
Interest cost	11	12
Amortization of unrecognized gain	(7)	(5)
Net outside director pension expense	$7	$11

Other Postretirement Benefit Plans:
Service cost	$67	$73
Interest cost	70	58
Amortization of past service credit	(7)	(21)
Net other postretirement expense	$130	$110

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2021 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2022. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of March 31, 2022, the Company had contributed $36,000 to the Outside Director Pension Plan and $2,500 in contributions were made to the Other Postretirement Benefit Plans. As of March 31, 2022, the Company has not revised its expected contributions for the year ending December 31, 2022.

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2022, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.0 million and $58.0 million, respectively. At December 31, 2021, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.6 million and $56.5

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three ended March 31, 2022 and 2021.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values for Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	For the three months ended March 31,
Description	2022	2021	2022	2021
(In thousands)
Mortgage-backed securities	$364	$388	$(4)	$(1)
Other securities	13,676	14,180	(536)	(175)
Borrowed funds	57,955	56,472	(1,269)	(1,460)
Net gain (loss) from fair value adjustments (1)			$(1,809)	$(1,636)
(1)	The net loss from fair value adjustments presented in the above table does not include net gains $2.6 million for the three months ended March 31, 2021, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2022 and December 31, 2021. The fair value of borrowed funds includes accrued interest payable of $0.1 million each at March 31, 2022 and December 31, 2021.

The Company generally holds its earning assets to maturity and settles its liabilities at maturity. However, fair value estimates are made at a specific point in time and are based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Accordingly, as assumptions change, such as interest rates and prepayments, fair value estimates change, and these amounts may not necessarily be realized in an immediate sale.

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

A description of the methods and significant assumptions utilized in estimating the fair value of the Company’s financial assets and liabilities that are carried at fair value on a recurring basis are as follows:

Level 1 – when quoted market prices are available in an active market. At March 31, 2022 and December 31, 2021, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

flow assumptions. At March 31, 2022 and December 31, 2021, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2022 and December 31, 2021, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at March 31, 2022 and December 31, 2021:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2022	2021	2022	2021	2022	2021	2022	2021

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed
Securities	$—	$—	$553,828	$572,184	$—	$—	$553,828	$572,184
Other securities	11,937	12,485	272,364	190,872	1,740	1,695	286,041	205,052
Interest rate swaps	—	—	35,636	10,683	—	—	35,636	10,683

Total assets	$11,937	$12,485	$861,828	$773,739	$1,740	$1,695	$875,505	$787,919

Liabilities:
Borrowings	$—	$—	$—	$—	$57,955	$56,472	$57,955	$56,472
Interest rate swaps	—	—	11,585	25,071	—	—	11,585	25,071

Total liabilities	$—	$—	$11,585	$25,071	$57,955	$56,472	$69,540	$81,543

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	March 31, 2022		March 31, 2021
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,695	$56,472	$1,295	$43,136
Net gain from fair value adjustment of financial assets (1)	45	—	47	—
Net loss from fair value adjustment of financial liabilities (1)	—	1,269	—	1,460
Increase (Decrease) in accrued interest	—	16	—	(4)
Change in unrealized gains included in other comprehensive loss	—	198	—	120
Ending balance	$1,740	$57,955	$1,342	$44,712

Changes in unrealized gains held at period end	$—	$3,136	$—	$2,551
(1)	Totals in the table above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

During the three months ended March 31, 2022 and 2021, there were no transfers between Levels 1, 2 and 3.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,740	Discounted cash flows	Discount rate	n/a	2.0%

Liabilities:

Junior subordinated debentures	$57,955	Discounted cash flows	Discount rate	n/a	2.0%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,695	Discounted cash flows	Discount rate	n/a	2.2%

Liabilities:

Junior subordinated debentures	$56,472	Discounted cash flows	Discount rate	n/a	2.2%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2022 and December 31, 2021, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at March 31, 2022 and December 31, 2021:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2022	2021	2022	2021	2022	2021	2022	2021

	(In thousands)
Assets:
Non-accrual loans	$—	$—	$—	$—	$11,967	$11,026	$11,967	$11,026
Other repossessed assets	—	—	—	—	—	—	—	—

Total assets	$—	$—	$—	$—	$11,967	$11,026	$11,967	$11,026

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$11,592	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	12.6%

Non-accrual loans	$375	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

	At December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,579	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	11.9%

Non-accrual loans	$447	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021.

The methods and assumptions used to estimate fair value at March 31, 2022 and December 31, 2021 are as follows:

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

Junior Subordinated Debentures:

The fair value of the junior subordinated debentures was developed using a credit spread based on stated spreads for recently issued subordinated debt instruments for issuers of similar asset size and credit quality of the Company and with similar durations adjusting for differences in the junior subordinated debt’s credit rating, liquidity, and time to maturity. The unrealized net gain/loss attributable to changes in our own credit risk was determined by adjusting the fair value as determined in the proceeding sentence by the average rate of default on debt instruments with a similar debt rating as our junior subordinated debentures, with the difference from the original calculation and this calculation resulting in the instrument-specific unrealized gain/loss.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$186,407	$186,407	$186,407	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,890	7,880	—	7,880	—
Other securities	67,313	61,839	—	—	61,839
Securities available for sale
Mortgage-backed securities	553,828	553,828	—	553,828	—
Other securities	286,041	286,041	11,937	272,364	1,740
Loans	6,607,264	6,610,591	—	—	6,610,591
FHLB-NY stock	33,891	33,891	—	33,891	-
Accrued interest receivable	37,308	37,308	8	1,760	35,540
Interest rate swaps	35,636	35,636	—	35,636	—

Liabilities:
Deposits	$6,452,895	$6,444,392	$5,566,578	$877,814	$—
Borrowings	877,122	868,589	—	810,634	57,955
Accrued interest payable	5,740	5,740	—	5,740	—
Interest rate swaps	11,585	11,585	—	11,585	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$81,723	$81,723	$81,723	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,894	8,667	—	8,667	—
Other securities	49,974	53,362	—	—	53,362
Securities available for sale
Mortgage-backed securities	572,184	572,184	—	572,184	—
Other securities	205,052	205,052	12,485	190,872	1,695
Loans	6,638,105	6,687,125	—	—	6,687,125
FHLB-NY stock	35,937	35,937	—	35,937	—
Accrued interest receivable	38,698	38,698	—	1,574	37,124
Interest rate swaps	10,683	10,683	—	10,683	—

Liabilities:
Deposits	$6,385,445	$6,385,276	$5,438,870	$946,406	$—
Borrowings	815,544	816,012	—	759,540	56,472
Accrued interest payable	4,777	4,777	—	4,777	—
Interest rate swaps	25,071	25,071	—	25,071	—

11.     Derivative Financial Instruments

At March 31, 2022 and December 31, 2021, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $297.2 million and $299.6 million at March 31, 2022 and December 31, 2021, respectively; 2) to facilitate risk management strategies for our loan customers with $226.3 million of swaps outstanding, which include $113.1 million with customers and $113.1 million with bank counterparties at March 31, 2022 and $228.0 million of swaps outstanding, which include $114.0 million with customers and $114.0 million with bank

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

counterparties at December 31, 2021; and 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered CDs totaling $996.5 million at both March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At March 31, 2022 and December 31, 2021, derivatives with a combined notional amount of $226.3 million and $228.0 million, respectively, were not designated as hedges. At March 31, 2022 and December 31, 2021, derivatives with a combined notional amount of $297.2 million and $299.6 million, respectively, were designated as fair value hedges. At March 31, 2022 and December 31, 2021, derivatives with a combined notional amount of $996.5 million and $996.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended March 31, 2022 and 2021, $2.7 million and $2.6 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive loss is $10.6 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain/loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	March 31, 2022		December 31, 2021
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

	(In thousands)
Interest rate swaps (cash flow hedge)	$575,750	$20,829	$355,000	$7,328
Interest rate swaps (fair value hedge)	219,494	6,768	—	—
Interest rate swaps (non-hedge)	113,140	8,039	113,988	3,355
Interest rate swaps (fair value hedge)	77,696	(2,266)	299,555	(12,329)
Interest rate swaps (cash flow hedge)	420,750	(1,280)	641,500	(9,387)
Interest rate swaps (non-hedge)	113,140	(8,039)	113,988	(3,355)
Total derivatives	$1,519,970	$24,051	$1,524,031	$(14,388)
(1)Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Statement of	Carrying Amount of the		Included in the Carrying Amount of
Financial Position in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Loan Receivable
Multi-family residential	$105,498	$113,730	$31	$7,608
Commercial real estate	182,184	192,694	(5,768)	3,477
Commercial business and other	5,875	6,298	(18)	122
Total	$293,557	$312,722	$(5,755)	$11,207

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	Affected Line Item in the Statement Where Net income is Presented	For the three months ended
		March 31,
(In thousands)		2022	2021
Financial Derivatives:
	Other interest expense	$—	$(135)
	Net gain (loss) from fair value adjustments	—	2,618
Interest rate swaps (non-hedge)		—	2,483

Interest rate swaps (fair value hedge)	Interest and fees on loans	(1,435)	38

Interest rate swaps (cash flow hedge)	Other interest expense	(2,520)	(2,586)

Net loss		$(3,955)	$(65)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

March 31, 2022
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$35,636	$—	$35,636	$—	$21,005	$14,631

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$11,585	$—	$11,585	$—	$—	$11,585

December 31, 2021
Gross Amounts Not Offset in the
Consolidated Statement of
		Gross Amount Offset in	Net Amount of Assets	Condition
	Gross Amount of	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Recognized Assets	Condition	Condition	Instruments	Received	Net Amount

Interest rate swaps	$10,683	$—	$10,683	$—	$—	$10,683

Gross Amounts Not Offset in the
Consolidated Statement of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Condition
	Recognized	the Statement of	Presented in the Statement of	Financial	Cash Collateral
(In thousands)	Liabilities	Condition	Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$25,071	$—	$25,071	$—	$21,527	$3,544

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended March 31, 2022
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income before reclassifications, net of tax	(23,427)	12,941	—	(135)	(10,621)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,810	(9)	—	1,801

Net current period other comprehensive income, net of tax	(23,427)	14,751	(9)	(135)	(8,820)

Ending balance, net of tax	$(29,699)	$13,345	$(1,291)	$2,141	$(15,504)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended March 31, 2021
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

Other comprehensive income before reclassifications, net of tax	(2,217)	5,973	—	(84)	3,672

Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,825	66	—	1,891

Net current period other comprehensive income (loss), net of tax	(2,217)	7,798	66	(84)	5,563

Ending balance, net of tax	$(927)	$(9,723)	$(1,818)	$1,765	$(10,703)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended March 31, 2022
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps	$(2,650)		Other interest expense
	840		Provision for income taxes
	$(1,810)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$(6)	(1)	Other operating expense
Prior service credits	(7)	(1)	Other operating expense
	(13)		Total before tax
	4		Provision for income taxes
	$(9)		Net of tax

For the three months ended March 31, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Cash flow hedges:
Interest rate swaps	$(2,637)		Other interest expense
	812		Provision for income taxes
	$(1,825)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(117)	(1)	Other operating expense
Prior service credits	21	(1)	Other operating expense
	(96)		Total before tax
	30		Provision for income taxes
	$(66)		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information.

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of March 31, 2022, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.13% at March 31, 2022 and December 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$844,429	10.45%	$840,105	10.39%
Requirement to be well capitalized	404,176	5.00	404,366	5.00
Excess	440,253	5.45	435,739	5.39

Common Equity Tier I risk-based capital:
Capital level	$844,429	13.55%	$840,105	13.58%
Requirement to be well capitalized	405,045	6.50	402,100	6.50
Excess	439,384	7.05	438,005	7.08

Tier I risk-based capital:
Capital level	$844,429	13.55%	$840,105	13.58%
Requirement to be well capitalized	498,518	8.00	494,892	8.00
Excess	345,911	5.55	345,213	5.58

Total risk-based capital:
Capital level	$880,754	14.13%	$874,400	14.13%
Requirement to be well capitalized	623,147	10.00	618,615	10.00
Excess	257,607	4.13	255,785	4.13

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2022, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at March 31, 2022 and December 31, 2021 was 5.74% and 5.75%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$731,536	9.05%	$726,174	8.98%
Requirement to be well capitalized	404,150	5.00	404,422	5.00
Excess	327,386	4.05	321,752	3.98

Common Equity Tier I risk-based capital:
Capital level	$675,434	10.84%	$671,494	10.86%
Requirement to be well capitalized	405,081	6.50	401,836	6.50
Excess	270,353	4.34	269,658	4.36

Tier I risk-based capital:
Capital level	$731,536	11.74%	$726,174	11.75%
Requirement to be well capitalized	498,562	8.00	494,568	8.00
Excess	232,974	3.74	231,606	3.75

Total risk-based capital:
Capital level	$892,861	14.33%	$885,469	14.32%
Requirement to be well capitalized	623,202	10.00	618,210	10.00
Excess	269,659	4.33	267,259	4.32

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.     New Authoritative Accounting Pronouncements

Accounting Standards Pending Adoption:

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (Topic 326), which replaces the recognition and measurement guidance related to troubled debt restructurings (“TDR”) for creditors that have adopted ASC Topic 326 (commonly referred to as “CECL”) with the recognition and measurement guidance contained in ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan. This ASU also enhances disclosures about loan modifications for borrowers who are experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU should be applied on a prospective basis; however, institutions have the option to apply a modified retrospective transition method as it relates to the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We are evaluating the impacts of this ASU and have not yet determined whether this will have material effects on our business operations and consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848), which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity could elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements. The amendments in this Update apply to contract modifications that replace a reference rate reform and contemporaneous modifications of other terms related to the replacement of the reference rate.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At March 31, 2022, the Bank owns two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) Small Business Administration (“SBA”) loans and other small business loans; (3) construction loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our net interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income primarily from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by changes in the fair value of financial assets and financial liabilities for which changes in value are recorded through earnings and our periodic provision for credit losses.

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

For the three months ended March 31, 2022, we reported net income of $18.2 million, or $0.58 per diluted common share, and reported record net interest income totaling $63.5 million. The record net interest income was driven by a seven basis point increase in the net interest margin, as the cost of interest-bearing liabilities improved eight basis points to 0.50% from 0.58% for the three months ended December 31, 2021.

Our loan portfolio is greater than 87% collateralized by real estate with an average loan to value of less than 38%. We have a long history and foundation built upon disciplined underwriting, good credit quality and a resilient seasoned loan portfolio with strong asset protection. At March 31, 2022, our allowance for credit losses (“ACL”) - loans stands at 57 basis points of gross loans and 266.1% of non-performing loans. Non-performing assets at the end of the quarter were 17 basis points of total assets.

The Bank and Company remain well capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

General. Net income for the three months ended March 31, 2022 was $18.2 million, a decrease of $0.8 million from $19.0 million for the three months ended March 31, 2021. Diluted earnings per common share were $0.58 for the three months ended March 31, 2022, a decrease of $0.02 from $0.60 for the three months ended March 31, 2021.

Return on average equity was 10.83% for the three months ended March 31, 2022 compared to 12.29% for the three months ended March 31, 2021. Return on average assets was 0.91% for the three months ended March 31, 2022 compared to 0.93% for the three months ended March 31, 2021.

Interest Income. Interest and dividend income decreased $0.8 million, or 1.1%, to $71.3 million for the three months ended March 31, 2022 from $72.1 million for the three months ended March 31, 2021. The decrease in interest income was primarily attributable to a decrease of $96.8 million in the average balance of interest-earning assets to $7,570.4 million for the three months ended March 31, 2022 from $7,667.2 million for the comparable prior year period. The decrease in the average balance of interest-earning assets was primarily driven by the decline in average loans, which were down $121.8 million year over year. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains/losses from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, increased one basis point to 3.94% for the three months ended March 31, 2022 from 3.93% for the three months ended March 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $3.4 million, or 30.3%, to $7.8 million for the three months ended March 31, 2022 from $11.2 million for the three months ended March 31, 2021. The decrease in interest expense was primarily due to a decline of 19 basis points in the average cost of interest-bearing liabilities to 0.50% for the three months ended March 31, 2022 from 0.69% for the three months ended March 31, 2021 and the decrease of $257.4 million in the average balance of interest-bearing liabilities to $6,220.5 million for the three months ended March 31, 2022 from $6,477.9 million for the comparable prior year period.

Net Interest Income. Net interest income for the three months ended March 31, 2022 was $63.5 million, an increase of $2.6 million, or 4.2%, from $60.9 million for the three months ended March 31, 2021. The increase in net interest income was primarily due to net interest-earning assets growing $160.5 million year over year to $1,349.9 million for the quarter ended March 31, 2022, and an increase of 18 basis points in the net interest margin to 3.36% during the same period. Included in net interest income was prepayment penalty income, net of reversals and recovered interest from non-accrual loans totaling $1.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, net (losses) gains from fair value adjustments on qualifying hedges totaling $(0.1) million and $1.4 million  for the three months ended March 31, 2022 and 2021, respectively, and purchase accounting income adjustments of $1.1 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. Excluding all of these items, the net interest margin for the three months ended March 31, 2022 was 3.22%, an increase of 21 basis points, from 3.01% for the three months ended March 31, 2021.

Provision for Credit Losses. During the three months ended March 31, 2022, the provision for credit losses was $1.4 million, compared to $2.8 million for the three months ended March 31, 2021. The provision recorded during the three months ended March 31, 2022 was greater than net charge-offs of $0.9 million. During the three months ended March 31, 2022, non-accrual loans decreased $0.9 million to $14.1 million from December 31, 2021. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 37% at March 31, 2022. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended March 31, 2022 was $1.3 million, a decrease of $5.0 million from $6.3 million in the prior year comparable period. The decrease was primarily due to a decline in loan swap income, gains from disposition of assets and net gains from fair value adjustments. The decline in net gains from fair value adjustments was primarily driven by the termination of $18.0 million in interest rate swaps in 2021. These swaps resulted in net gains totaling $2.6 million for the three months ended March 31, 2021.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2022 was $38.8 million, an increase of $0.6 million, or 1.7%, from $38.2 million for the three months ended March 31, 2021. The increase in non-interest expense was primarily due to the growth of the Company.

Income before Income Taxes. Income before income taxes for the three months ended March 31, 2022 was $24.6 million, a decrease of $1.6 million, or 6.0%, from $26.2 million for the three months ended March 31, 2021 for the previously discussed reasons.

Provision for Income Taxes. The provision for income taxes was $6.4 million for the three months ended March 31, 2022, a decrease of $0.8 million, or 10.6%, from $7.2 million for the three months ended March 31, 2021. The decrease was primarily due to a decline in income before income taxes. The effective tax rate for three months ended March 31, 2022 was 26.1% compared to 27.4% for the three months ended March 31, 2021.

FINANCIAL CONDITION

Assets. Total assets at March 31, 2022 were $8,169.8 million, an increase of $123.9 million, or 1.5%, from $8,045.9 million at December 31, 2021. Total loans, net decreased $31.1 million, or 0.5%, during the three months ended March 31, 2022, to $6,569.8 million from $6,601.0 million at December 31, 2021. The decrease was primarily due to PPP loan forgiveness totaling $34.1 million during the three months ended March 31, 2022. Loan originations and purchases were $329.3 million for the three months ended March 31, 2022, an increase of $6.4 million, or 2.0%, from $322.9 million for the three months

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ended March 31, 2021. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $663.7 million at March 31, 2022, compared to $429.3 million at December 31, 2021.

The following table shows loan originations and purchases for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2022	2021
Multi-family residential	$98,180	$58,553
Commercial real estate	45,102	17,156
One-to-four family – mixed-use property	8,498	8,712
One-to-four family – residential	9,261	3,131
Construction (1)	8,802	7,123
Small Business Administration (2)	—	125,093
Commercial business and other (3)	159,476	103,118
Total	$329,319	$322,886
(1)	Includes purchases of $0.7 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively.
(2)	Includes $123.2 million of SBA PPP loans for the three months ended March 31, 2021.
(3)	Includes purchases of $53.6 million and $22.6 million for the three months March 31, 2022 and 2021, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended March 31, 2022 had an average loan-to-value ratio of 56.9% and an average debt coverage ratio of 176%.

The Bank’s non-performing assets totaled $14.1 million at March 31, 2022, a decrease of $0.9 million, or 5.8%, from December 31, 2021. Total non-performing assets as a percentage of total assets were 0.17% at March 31, 2022 and 0.19% at December 31, 2021. The ratio of ACL - loans to total non-performing loans was 266.1% at March 31, 2022 and 248.7% at December 31, 2021.

During the three months ended March 31, 2022, mortgage-backed securities decreased $18.4 million, or 3.2%, to $561.7 million from $580.1 million at December 31, 2021. The decrease in mortgage-backed securities during the three months ended March 31, 2022 was primarily due to the principal repayment of securities totaling $31.7 million and the decrease in the fair value of the securities totaling $30.5 million partially offset by the purchase of securities totaling $44.5 million at an average rate of 2.48%.

During the three months ended March 31, 2022, other securities, increased $97.3 million, or 38.2%, to $352.4 million from $255.0 million at December 31, 2021. The increase in other securities during the three months ended March 31, 2022, was primarily due to purchases of $102.3 million at an average rate of 2.24% partially offset by a decrease in the fair value of other securities totaling $4.3 million, and maturities, sales and calls totaling $0.6 million. At March 31, 2022 other securities primarily consist of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds, and CLOs.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $7,494.0 million at March 31, 2022, an increase of $127.7 million, or 1.7%, from $7,366.3 million at December 31, 2021. During the three months ended March 31, 2022, due to depositors increased $39.9 million, or 0.6%, to $6,373.4 million due to an increase of $100.1 million in non-maturity deposits, partially offset by a decrease of $60.3 million in certificates of deposit. The decrease in certificates of deposit was due to management’s decision to allow these deposits to mature and replace with lower cost funding. The increase in non-maturity deposits was due to increases of $20.4 million, $73.4 million, $4.3 million, and $2.0 million in money market accounts, demand deposits accounts, NOW accounts, and savings accounts, respectively. Included in deposits were brokered deposits totaling $636.7 million, an increase of $10.4 million from $626.3 million at December 31, 2021.  Borrowed funds increased $61.6 million during the three months ended March 31, 2022.

Equity. Total stockholders’ equity decreased $3.8 million, or 0.6%, to $675.8 million at March 31, 2022 from $679.6 million at December 31, 2021. Stockholders’ equity decreased due to a decline in accumulated other comprehensive income of $8.8 million, the declaration and payment of dividends on the Company’s common stock of $0.22 per common share totaling $6.9 million and 360,000 shares repurchased totaling $8.5 million. These decreases were partially offset by net income of $18.2 million. Book value per common share was stable at $22.26 at March 31, 2022 and December 31, 2021.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity is to maintain the ability to originate and purchase loans, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings.

Liquidity management is both a short and long-term function of business management. During 2021, funds were provided by the Company’s operating activities, which were used to fund our investing and financing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $186.4 million, an increase of $104.7 million from December 31, 2021. We also held unencumbered securities available for sale totaling $584.1 million at March 31, 2022.

At March 31, 2022, the Bank was able to borrow up to $3,621.3 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of March 31, 2022, the Bank had $1,542.9 million outstanding in combined balances of FHLB-NY advances and letters of credit. At March 31, 2022, the Bank also has unsecured lines of credit with other commercial banks totaling $560.0 million, with $135.0 million outstanding amount. In addition, the Holding Company has subordinated debentures with a principal balance totaling $125.0 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $58.0 million. Management believes its available sources of funds are sufficient to fund current operations.

INTEREST RATE RISK

Economic Value of Equity Analysis. The Consolidated Statements of Financial Position have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuate inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets which could adversely affect the Company’s results of operations

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

if such assets were sold, or, in the case of securities classified as available for sale, decreases in the Company’s stockholders’ equity, if such securities were retained.

The Company quantifies the net portfolio value should interest rates immediately go up 100 or 200 basis points or down 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2022. Various estimates regarding prepayment assumptions are made at each level of rate shock. At March 31, 2022, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2022:

Change in Interest Rate	Net Portfolio Value	Net Portfolio Value Ratio
-100 Basis points	(1.6)%	14.5%
Base interest rate	—	15.1
+100 Basis points	(5.5)	14.6
+200 Basis points	(11.1)	14.0

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

At March 31, 2022, the Company had a derivative portfolio with a notional value totaling $1.5 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of interest rate swaps on certain short-term advances and brokered deposits totaling $996.5 million. At March 31, 2022, $591.5 million of the interest rate swaps are effective swaps at a weighted average rate of approximately 1.95% that largely mature by the end of 2023 and $405.0 million of the interest rate swaps are forward swaps effective at different points through 2024, at an average rate of 0.77%. A summary of maturity dates and effective dates of our interest rate swaps on short-term advances and brokered deposits held at March 31, 2022, are shown in the table below:

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The net interest income simulation incorporates the next twelve months (through March 31, 2023) and only a portion of the effective swap maturities and the forward starting swaps are included in this period. Assuming another equal increment ramp of 100 basis points increase in rates in the second year (through March 31, 2024), for a total of 200 basis points over two years, the total derivative portfolio has a 1.6% benefit to net interest income (versus the base case) in the first year and a cumulative benefit of 4.6% by the second year.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2022				2021
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,152,070	$53,970	4.19%		$5,155,975	$55,219	4.28%
Other loans, net	1,426,610	13,546	3.80		1,544,501	13,802	3.57
Total loans, net (1) (2)	6,578,680	67,516	4.11		6,700,476	69,021	4.12
Taxable securities:
Mortgage-backed securities	580,670	2,167	1.49		433,917	1,698	1.57
Other securities	226,744	1,119	1.97		300,828	963	1.28
Total taxable securities	807,414	3,286	1.63		734,745	2,661	1.45
Tax-exempt securities: (3)
Other securities	57,611	591	4.10		50,828	530	4.17
Total tax-exempt securities	57,611	591	4.10		50,828	530	4.17
Interest-earning deposits and federal funds sold	126,668	51	0.16		181,168	36	0.08
Total interest-earning assets	7,570,373	71,444	3.77		7,667,217	72,248	3.77
Other assets	479,097				480,497
Total assets	$8,049,470				$8,147,714
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$156,592	49	0.13		$170,079	75	0.18
NOW accounts	2,036,914	793	0.16		2,185,384	1,706	0.31
Money market accounts	2,253,630	1,275	0.23		1,905,543	2,100	0.44
Certificate of deposit accounts	889,847	1,289	0.58		1,102,641	2,222	0.81
Total due to depositors	5,336,983	3,406	0.26		5,363,647	6,103	0.46
Mortgagors' escrow accounts	71,509	2	0.01		65,372	2	0.01
Total deposits	5,408,492	3,408	0.25		5,429,019	6,105	0.45
Borrowed funds	812,018	4,433	2.18		1,048,852	5,140	1.96
Total interest-bearing liabilities	6,220,510	7,841	0.50		6,477,871	11,245	0.69
Non-interest-bearing deposits	1,001,571				856,052
Other liabilities	154,377				194,144
Total liabilities	7,376,458				7,528,067
Equity	673,012				619,647
Total liabilities and equity	$8,049,470				$8,147,714
Net interest income / net interest rate spread (tax equivalent) (3)		$63,603	3.27%			$61,003	3.08%
Net interest-earning assets / net interest margin (tax equivalent)	$1,349,863		3.36%		$1,189,346		3.18%
Ratio of interest-earning assets to interest-bearing liabilities			1.22	X			1.18	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.9 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.
(2)	Loan interest income includes net (losses) gains from fair value adjustments on qualifying hedges of $(0.1) million and $1.4 million for three month periods ended March 31, 2022 and 2021.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million for each three month periods ended March 31, 2022 and 2021.

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

	For the three months ended March 31,
(In thousands)	2022	2021

Mortgage Loans
At beginning of period	$5,200,782	$5,228,271
Mortgage loans originated:
Multi-family residential	98,180	58,553
Commercial real estate	45,102	17,156
One-to-four family mixed-use property	8,498	8,712
One-to-four family residential	9,261	3,131
Construction	8,096	3,819
Total mortgage loans originated	169,137	91,371

Mortgage loans purchased:
Construction	706	3,304
Total mortgage loans purchased	706	3,304

Less:
Principal reductions	216,487	162,984
Mortgage loan sales	—	7,842
Charge-offs	—	136
At end of period	$5,154,138	$5,151,984

Non-mortgage loans
At beginning of period	$1,433,084	$1,473,358
Loans originated:
Small Business Administration (1)	—	125,093
Commercial business	105,514	80,191
Other	359	283
Total other loans originated	105,873	205,567

Non-mortgage loans purchased:
Commercial business	53,603	22,644
Total non-mortgage loans purchased	53,603	22,644

Less:
Principal reductions (2)	146,066	105,006
Charge-offs (3)	8	2,786
At end of period	$1,446,486	$1,593,777
(1)	Includes SBA PPP originations totaling $123.2 million for the three months ended March 31, 2021.
(2)	Includes SBA PPP reductions totaling $34.1 million and $24.1 million for the three months ended March 31, 2022 and 2021, respectively.
(3)	Does not include charge-offs totaling $1.0 million on the guaranteed portion of SBA receivables deemed uncollectible during the three months ended March 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2022	2021
Accrual Status:
Multi-family residential	$1,661	$1,690
Commercial real estate	7,572	7,572
One-to-four family - mixed-use property	1,345	1,375
One-to-four family - residential	264	483
Commercial business and other	1,243	1,340
Total	12,085	12,460

Non-Accrual Status:
One-to-four family - mixed-use property	258	261
Commercial business and other	2,809	41
Total	3,067	302

Total performing troubled debt restructured	$15,152	$12,762

The following table shows our non-performing assets at the period indicated:

	March 31,	December 31,
(In thousands)	2022	2021

Non-accrual loans:
Multi-family residential	3,414	2,431
Commercial real estate	5	613
One-to-four family - mixed-use property (1)	790	1,309
One-to-four family - residential	7,387	7,725
Small business administration	937	937
Commercial Business and other (1)	1,533	1,918
Total	14,066	14,933
Total non-performing loans	14,066	14,933

Total non-performing assets	$14,066	$14,933

Non-performing assets to total assets	0.17%	0.19%
ACL - loans to non-accrual loans	266.12%	248.66%
ACL - loans to non-performing loans	266.12%	248.66%

(1) Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: one-to-four family mixed-use property loans totaling $0.3 million at both March 31, 2022 and December 31, 2021, respectively, and commercial business loans totaling $2.8 million and less than $0.1 million at March 31, 2022 and December 31, 2021, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, OREO, and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2022 and December 31, 2021. The Company had one investment security classified as special mention that had an outstanding balance of $21.0 million as of March 31, 2022 and December 31, 2021. Our total Criticized and Classified assets were $80.2 million at March 31, 2022, an increase of $1.6 million from $78.6 million at December 31, 2021.

Included within net loans as of March 31, 2022 and December 31, 2021 were $8.1 million and $8.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the three months ended March 31,
(In thousands)	2022	2021

Balance at beginning of period	$37,135	$45,153
Loans- Charge-off	(1,036)	(2,922)
Loans- Recovery	101	57
Loans- Provision	1,233	2,811
Allowance for Credit Losses - Loans	$37,433	$45,099

Balance at beginning of period	$862	$907
HTM Securities- Provision	124	8
Allowance for HTM Securities losses	$986	$915

Balance at beginning of period	$1,209	$1,815
Off-Balance Sheet- (Benefit) Provision	380	(511)
Allowance for Off-Balance Sheet losses	$1,589	$1,304

Allowance for Credit Losses	$40,008	$47,318

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2022	2021

Balance at beginning of year	$37,135	$45,153
Provision for credit losses	1,233	2,811

Loans charged-off:
Multi-family residential	—	(43)
Commercial real estate	—	(64)
One-to-four family mixed-use property	—	(29)
SBA	1,028	—
Taxi medallion	—	(2,758)
Commercial business and other loans	8	(28)
Total loans charged-off	1,036	(2,922)

Recoveries:
Multi-family residential	—	10
One-to-four family - mixed-use property	—	10
One-to-four family - residential	2	5
Small Business Administration	13	10
Taxi medallion	12	—
Commercial business and other	74	22
Total recoveries	101	57

Net (charge-offs) recoveries	(935)	(2,865)
Balance at end of year	$37,433	$45,099

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.06%	0.17%
Ratio of ACL - loans to gross loans at end of period	0.57%	0.31%
Ratio of ACL - loans to non-performing assets at end of period	266.12%	212.52%
Ratio of ACL - loans to non-performing loans at end of period	266.12%	212.87%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2022:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2022	—	$—	—	848,187
February 1 to February 28, 2022	245,000	23.57	245,000	603,187
March 1 to March 31, 2022	115,000	23.42	115,000	488,187
Total	360,000	23.52	360,000

During the quarter ended March 31, 2022, the Company repurchased 360,000 shares of the Company’s common stock. On March 31, 2022, 488,187 shares remained to be repurchased under the currently authorized stock repurchase program. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

PART II – OTHER INFORMATIOMTION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.       EXHIBITS

Exhibit No.	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Indenture dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (8)
4.2	First Supplemental Indenture, dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (8)
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

10.1	Amended Flushing Financial Corporation 2014 Omnibus Plan (7)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2021.
(8)	Incorporated by reference to Exhibits filed with Form 8-K filed November 22, 2021.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Indenture dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (8)
4.2	First Supplemental Indenture, dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (8)
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

10.1	Amended Flushing Financial Corporation 2014 Omnibus Plan (7)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2021.
(8)	Incorporated by reference to Exhibits filed with Form 8-K filed November 22, 2021.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	May 6, 2022	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	May 6, 2022	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer