Form 10-Q
period 2022-06-30
FLUSHING FINANCIAL CORP
filed 2022-08-05
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X   Yes        __No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    X   Yes        __No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” ,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2022 was 29,982,205.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

Item 1.   Financial Statements

	June 30,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$137,026	$81,723
Securities held-to-maturity:
Mortgage-backed securities (include assets pledged of $4,880 and $5,643 at June 30, 2022 and December 31, 2021, respectively; fair value of $7,496 and $8,667 at June 30, 2022 and December 31, 2021, respectively)	7,885	7,894
Other securities, net of allowance of $1,085 and $862 at June 30, 2022 and December 31, 2021 respectively; (none pledged; fair value of $57,064 and $53,362 at June 30, 2022 and December 31, 2021, respectively)	66,230	49,974
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $278,332 and $212,388 at June 30, 2022 and December 31, 2021, respectively; $339 and $388 at fair value pursuant to the fair value option at June 30, 2022 and December 31, 2021, respectively)	510,934	572,184
Other securities (including none pledged; $13,235 and $14,180 at fair value pursuant to the fair value option at June 30, 2022 and December 31, 2021, respectively)	346,720	205,052
Loans:
Multi-family residential	2,531,858	2,517,026
Commercial real estate	1,864,507	1,775,629
One-to-four family --- mixed used property	561,100	571,795
One-to-four family --- residential	250,859	276,571
Construction	72,148	59,761
Small Business Administration	40,572	93,811
Commercial business and other	1,431,417	1,339,273
Net unamortized premiums and unearned loan fees	7,932	4,239
Less: Allowance for credit losses	(39,424)	(37,135)
Net loans	6,720,969	6,600,970
Interest and dividends receivable	38,811	38,698
Bank premises and equipment, net	22,285	23,338
Federal Home Loan Bank of New York stock, at cost	50,017	35,937
Bank owned life insurance	211,220	210,754
Goodwill	17,636	17,636
Core deposit intangibles	2,282	2,562
Right of use asset	46,687	50,200
Other assets	160,885	148,989
Total assets	$8,339,587	$8,045,911

Liabilities
Due to depositors:
Non-interest bearing	$1,081,208	$967,621
Interest-bearing	5,268,792	5,365,911
Total Due to depositors	6,350,000	6,333,532
Mortgagors' escrow deposits	57,577	51,913
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	911,186	636,187
Subordinated debentures	123,083	122,885
Junior subordinated debentures, at fair value	55,352	56,472
Total borrowed funds	1,089,621	815,544
Operating lease liability	50,346	54,155
Other liabilities	121,231	111,139
Total liabilities	7,668,775	7,366,283

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued at both June 30, 2022 and December 31, 2021; 29,980,104 shares and 30,526,353 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	341	341
Additional paid-in capital	262,860	263,375
Treasury stock, at average cost (4,107,519 shares and 3,561,270 shares at June 30, 2022 and December 31, 2021, respectively)	(88,342)	(75,293)
Retained earnings	527,217	497,889
Accumulated other comprehensive loss, net of taxes	(31,264)	(6,684)
Total stockholders' equity	670,812	679,628

Total liabilities and stockholders' equity	$8,339,587	$8,045,911

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$69,192	$67,999	$136,708	$137,020
Interest and dividends on securities:
Interest	4,929	3,685	8,674	6,757
Dividends	11	7	19	15
Other interest income	159	51	210	87
Total interest and dividend income	74,291	71,742	145,611	143,879
Interest expense
Deposits	4,686	5,539	8,094	11,644
Other interest expense	4,875	5,164	9,308	10,304
Total interest expense	9,561	10,703	17,402	21,948
Net interest income	64,730	61,039	128,209	121,931
Provision (benefit) for credit losses	1,590	(1,598)	2,948	1,222
Net interest income after provision (benefit) for credit losses	63,140	62,637	125,261	120,709
Non-interest income (loss)
Banking services fee income	1,166	1,233	2,540	3,958
Net gain on sale of loans	73	127	73	158
Net gain on disposition of assets	—	—	—	621
Net gain on sale of securities	—	123	—	123
Net gain (loss) from fair value adjustments	2,533	(6,548)	724	(5,566)
Federal Home Loan Bank of New York stock dividends	407	500	804	1,189
Life insurance proceeds	1,536	—	1,536	—
Bank owned life insurance	1,115	1,009	2,229	2,006
Other income	523	346	760	612
Total non-interest income (loss)	7,353	(3,210)	8,666	3,101
Non-interest expense
Salaries and employee benefits	21,109	19,879	44,758	42,543
Occupancy and equipment	3,760	3,522	7,364	6,889
Professional services	2,285	1,988	4,507	4,388
FDIC deposit insurance	615	729	1,035	1,942
Data processing	1,383	1,419	2,807	3,528
Depreciation and amortization of bank premises and equipment	1,447	1,638	2,907	3,277
Other real estate owned / foreclosure expense	32	22	116	12
Other operating expenses	4,891	4,814	10,822	9,591
Total non-interest expense	35,522	34,011	74,316	72,170
Income before income taxes	34,971	25,416	59,611	51,640
Provision for income taxes
Federal	5,609	4,857	10,259	9,928
State and local	4,327	1,301	6,098	3,415
Total provision for income taxes	9,936	6,158	16,357	13,343
Net income	$25,035	$19,258	$43,254	$38,297

Basic earnings per common share	$0.81	$0.61	$1.39	$1.21
Diluted earnings per common share	$0.81	$0.61	$1.39	$1.21
Dividends per common share	$0.22	$0.21	$0.44	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

			(In thousands)

Net income	$25,035	$19,258	$43,254	$38,297
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of ($5) and ($41) for the three months ended June 30, 2022 and 2021, respectively, and of ($3) and ($77) for the six months ended June 30, 2022 and 2021, respectively.	(11)	92	(15)	173
Amortization of prior service credits, net of taxes of ($4) and $6 for the three months ended June 30, 2022 and 2021, respectively, and of ($2) and $13 for the six months ended June 30, 2022 and 2021, respectively.	(11)	(15)	(16)	(30)
Net unrealized (losses) gains on securities, net of taxes of $8,767 and ($664) for the three months ended June 30, 2022 and 2021, respectively, and of $19,659 and $322 for the six months ended June 30, 2022 and 2021, respectively.	(20,434)	1,497	(43,861)	(720)
Reclassification adjustment for net losses included in income, net of taxes of $38 for the three and six months ended June 30, 2021, respectively.	—	(85)	—	(85)
Net unrealized gains on cash flow hedges, net of taxes of ($2,018) and ($120) for the three months ended June 30, 2022 and 2021 respectively, and of ($8,876) and ($3,574) for the six months ended June 30, 2022 and 2021 respectively.	4,915	521	19,666	8,319
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $142 and ($147) for the three months ended June 30, 2022 and 2021, respectively, and of $205 and ($112) for the six months ended June 30, 2022 and 2021, respectively.	(219)	276	(354)	192

Total other comprehensive income (loss), net of tax	(15,760)	2,286	(24,580)	7,849

Comprehensive net income	$9,275	$21,544	$18,674	$46,146

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2022	2021

	(In thousands)
Operating Activities
Net income	$43,254	$38,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,948	1,222
Depreciation and amortization of premises and equipment	2,907	3,277
Net gain on sales of loans	(73)	(158)
Net amortization of premiums and (accretion) of discounts	568	(190)
Net gain from disposition of assets	—	(621)
Net gain from sale of securities	—	(123)
Deferred income tax provision (benefit)	3,191	(762)
Gain from life insurance proceeds	(1,536)	—
Net loss (gain) from fair value adjustments of qualifying hedges	129	(763)
Net (gain) loss from fair value adjustments	(724)	5,566
Income from bank owned life insurance	(2,229)	(2,006)
Stock-based compensation expense	5,255	4,539
Deferred compensation	(3,627)	(2,057)
Amortization of core deposit intangibles	280	313
Decrease (increase) in other assets	9,303	(5,175)
Decrease in other liabilities	(15,004)	(5,384)
Net cash provided by operating activities	44,642	35,975
Investing Activities
Purchases of premises and equipment	(1,854)	(1,536)
Net (purchases) redemptions of Federal Home Loan Bank-NY shares	(14,080)	1,809
Purchases of securities held-to-maturity	(16,476)	—
Proceeds from life insurance	2,727	—
Purchases of securities available for sale	(210,261)	(478,155)
Proceeds from sales and calls of securities available for sale	—	38,623
Change in cash collateral	34,365	—
Proceeds from maturities and prepayments of securities available for sale	64,227	263,640
Net (originations) and repayments of loans	(69,676)	89,937
Purchases of loans	(111,028)	(130,706)
Proceeds from sale of loans	18,565	18,584
Net cash used in investing activities	(303,491)	(197,804)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the six months ended June 30,
	2022	2021

	(In thousands)
Financing Activities
Net increase in non-interest bearing deposits	$113,587	$166,819
Net increase (decrease) in interest-bearing deposits	(47,067)	41,312
Net increase in mortgagors' escrow deposits	5,664	12,608
Net proceeds from short-term borrowed funds	325,000	150,000
Repayment of long-term borrowings	(50,000)	(205,647)
Purchases of treasury stock	(19,396)	(1,375)
Cash dividends paid	(13,636)	(13,305)
Net cash provided by financing activities	314,152	150,412
Net increase in cash and cash equivalents	55,303	(11,417)
Cash and cash equivalents, beginning of period	81,723	157,388
Cash and cash equivalents, end of period	$137,026	$145,971
Supplemental Cash Flow Disclosure
Interest paid	$16,612	$22,217
Income taxes paid	16,215	10,207
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	16,385	9,877

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2021	$679,628	$341	$263,375	$497,889	$(75,293)	$(6,684)

Net income	18,219	—	—	18,219	—	—
Award of common shares released from Employee Benefit Trust (17,964 shares)	287	—	287	—	—	—
Vesting of restricted stock unit awards (297,626 shares)	—	—	(6,019)	(285)	6,304	—
Purchase of treasury shares (360,000 shares)	(8,469)	—	—	—	(8,469)	—
Stock-based compensation expense	4,194	—	4,194	—	—	—
Repurchase of shares to satisfy tax obligation (97,435 shares)	(2,376)	—	—	—	(2,376)	—
Dividends on common stock ($0.22 per share)	(6,850)	—	—	(6,850)	—	—
Other comprehensive loss	(8,820)	—	—	—	—	(8,820)
Balance at March 31, 2022	$675,813	$341	$261,837	$508,973	$(79,834)	$(15,504)
Net income	25,035	—	—	25,035	—	—
Purchase of treasury shares (387,689 shares)	(8,534)	—	—	—	(8,534)	—
Vesting of restricted stock unit awards (2,015 shares)	—	—	(38)	(5)	43	—
Stock-based compensation expense	1,061	—	1,061	—	—	—
Repurchase of shares to satisfy tax obligation (766 shares)	(17)	—	—	—	(17)	—
Dividends on common stock ($0.22 per share)	(6,786)	—	—	(6,786)	—	—
Other comprehensive loss	(15,760)					(15,760)
Balance at June 30, 2022	$670,812	$341	$262,860	$527,217	$(88,342)	$(31,264)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2020	$618,997	$341	$261,533	$442,789	$(69,400)	$(16,266)

Net Income	19,039	—	—	19,039	—	—
Award of common shares released from Employee Benefit Trust (5,682 shares)	74	—	74	—	—	—
Vesting of restricted stock unit awards (248,896 shares)	—	—	(5,058)	(153)	5,211	—
Stock-based compensation expense	3,470	—	3,470	—	—	—
Repurchase of shares to satisfy tax obligation (70,292 shares)	(1,290)	—	—	—	(1,290)	—
Dividends on common stock ($0.21 per share)	(6,652)	—	—	(6,652)	—	—
Other comprehensive income	5,563	—	—	—	—	5,563
Balance at March 31, 2021	$639,201	$341	$260,019	$455,023	$(65,479)	$(10,703)
Net Income	19,258	—	—	19,258	—	—
Award of common shares released from Employee Benefit Trust (6,445 shares)	91	—	91	—		—
Vesting of restricted stock unit awards (10,932 shares)	—	—	(221)	(8)	229	—
Stock-based compensation expense	1,069	—	1,069	—	—	—
Repurchase of shares to satisfy tax obligation (3,886 shares)	(85)	—	—	—	(85)	—
Dividends on common stock ($0.21 per share)	(6,653)	—	—	(6,653)	—	—
Other comprehensive income	2,286	—	—	—	—	2,286
Balance at June 30, 2021	$655,167	$341	$260,958	$467,620	$(65,335)	$(8,417)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share data)
Net income, as reported	$25,035	$19,258	$43,254	$38,297
Divided by:
Total weighted average common shares outstanding and common stock equivalents (1)	30,937	31,677	31,095	31,641
Basic earnings per common share	$0.81	$0.61	$1.39	$1.21
Diluted earnings per common share	$0.81	$0.61	$1.39	$1.21
Dividend Payout ratio	27.2%	34.4%	31.7%	34.7%
(1)	For the three and six months ended June 30, 2022 and 2021, there were no common stock equivalents.

4.     Securities

The Company did not hold any trading securities at June 30, 2022 and December 31, 2021. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at June 30, 2022:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$67,315	$57,064	$—	$10,251
Total municipals	67,315	57,064	—	10,251

FNMA	7,885	7,496	—	389
Total mortgage-backed securities	7,885	7,496	—	389

Allowance for Credit Losses	(1,085)	—	—	—
Total	$74,115	$64,560	$—	$10,640

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2021:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,836	$53,362	$2,526	$—
Total municipals	50,836	53,362	2,526	—

FNMA	7,894	8,667	773	—
Total mortgage-backed securities	7,894	8,667	773	—

Allowance for Credit Losses	(862)	—	—	—
Total	$57,868	$62,029	$3,299	$—

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2022:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$84,463	$83,039	$10	$1,434
Corporate	133,927	124,468	72	9,531
Mutual funds	11,573	11,573	—	—
Collateralized loan obligations	131,094	125,978	—	5,116
Other	1,662	1,662	—	—
Total other securities	362,719	346,720	82	16,081
REMIC and CMO	187,243	169,144	6	18,105
GNMA	9,638	8,257	12	1,393
FNMA	209,747	189,975	5	19,777
FHLMC	161,015	143,558	21	17,478
Total mortgage-backed securities	567,643	510,934	44	56,753
Total securities available for sale	$930,362	$857,654	$126	$72,834

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

The corporate securities held by the Company at June 30, 2022 and December 31, 2021 are issued by U.S. banking institutions. The CMOs held by the Company at June 30, 2022 and December 31, 2021 are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at June 30, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$67,315	$57,064
Total other securities	67,315	57,064
Mortgage-backed securities	7,885	7,496
	75,200	64,560

Allowance for credit losses	(1,085)	-
Total securities held-to-maturity	$74,115	$64,560

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$10,026	$9,920
Due after one year through five years	99,429	96,645
Due after five years through ten years	205,672	193,191
Due after ten years	36,019	35,391
Total other securities	351,146	335,147
Mutual funds	11,573	11,573
Mortgage-backed securities	567,643	510,934
Total securities available for sale	$930,362	$857,654

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At June 30, 2022
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities

Municipals	3	$57,064	$10,251	$57,064	$10,251	$—	$—
Total other securities	3	57,064	10,251	57,064	10,251	—	—

FNMA	1	7,496	389	7,496	389	—	—
Total mortgage-backed securities	1	7,496	389	7,496	389	—	—

Total	4	$64,560	$10,640	$64,560	$10,640	$—	$—

Available for sale securities
U.S. government agencies	7	$79,004	$1,434	$79,004	$1,434	$—	$—
Corporate	18	115,395	9,531	85,515	6,917	29,880	2,614
CLO	19	125,978	5,116	105,745	4,082	20,233	1,034
Total other securities	44	320,377	16,081	270,264	12,433	50,113	3,648

REMIC and CMO	45	167,535	18,105	112,167	9,561	55,368	8,544
GNMA	4	7,964	1,393	276	15	7,688	1,378
FNMA	48	189,798	19,777	146,971	13,508	42,827	6,269
FHLMC	25	141,019	17,478	77,799	6,218	63,220	11,260
Total mortgage-backed securities	122	506,316	56,753	337,213	29,302	169,103	27,451
Total	166	$826,693	$72,834	$607,477	$41,735	$219,216	$31,099

	At December 31, 2021
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities
U.S. government agencies	2	$5,577	$9	$1,130	$5	$4,447	$4
Corporate	13	94,234	3,189	65,453	1,970	28,781	1,219
CLO	4	31,012	255	10,000	1	21,012	254
Total other securities	19	130,823	3,453	76,583	1,976	54,240	1,477

REMIC and CMO	15	124,131	3,656	105,959	2,800	18,172	856
GNMA	4	9,924	316	1,138	16	8,786	300
FNMA	25	171,109	2,160	153,657	1,587	17,452	573
FHLMC	18	129,115	2,635	98,297	1,448	30,818	1,187
Total mortgage-backed securities	62	434,279	8,767	359,051	5,851	75,228	2,916
Total	81	$565,102	$12,220	$435,634	$7,827	$129,468	$4,393

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company reviewed each available for sale security that had an unrealized loss at June 30, 2022 and December 31, 2021. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company evaluates any decline in the fair value due to credit loss factors and this evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security that had an unrealized loss at June 30, 2022 as part of its quarterly Current Expected Credit Loss (“CECL”) process, with an allowance for credit losses of $1.1 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively.

Accrued interest receivable on held-to-maturity securities totaled $0.1 million each at June 30, 2022 and December 31, 2021, and is excluded from estimates of credit losses. Accrued interest receivable on available for sale debt securities totaled $2.5 million and $1.5 million at June 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	Other Securities
	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Beginning balance	$986	$915	$862	$907
Provision (benefit)	99	(71)	223	(63)
Allowance for credit losses	$1,085	$844	$1,085	$844

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three and six months ended June 30, 2022. The Company sold $25.0 million in corporate securities during the three and six months ended June 30, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the gross gains and gross losses realized from the sale of available for sale securities for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Gross gains from the sale of securities	$—	$123	$—	$123
Gross losses from the sale of securities	—	—	—	—
Net gains from the sale of securities	$—	$123	$—	$123

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $33.5 million and $35.8 million at June 30, 2022 and December 31, 2021, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

At June 30, 2022, we had five active forbearances which were granted under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) for loans with an aggregate outstanding loan balance of approximately $26.7 million resulting in total deferment of $1.6 million in principal, interest and escrow, down from 20 active forbearances for loans with an aggregate outstanding loan balance of $71.9 million at December 31, 2021. These loans are considered current and continue to accrue interest at their original contractual terms until the completion of the applicable deferral periods, following which the borrowers will resume making payments and normal delinquency-based non-accrual policies will apply. The Company actively participated in the Paycheck Protection Program (“PPP”), under the CARES Act, closing $310.3 million of these loans since the beginning of the program, with $288.1 million forgiven by the SBA as of June 30, 2022, of which $21.0 million were forgiven during the recent quarter.

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

During the three months ended June 30, 2022, the Company recorded a provision for credit losses on loans totaling $1.5 million, compared to a benefit for credit losses on loans totaling $1.5 million for the three months ended June 30, 2021. The Company recorded a provision for credit losses on loans totaling $2.7 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. The provision recorded during the six months ended June 30, 2022 was driven by loan growth coupled with the ongoing environmental uncertainty resulting from high and rising inflation and increasing interest rates. The Company made no changes to the reasonable and supportable forecast period and decreased the reversion period from six quarters to four quarters at June 30, 2022, in order to revert back to our historical losses sooner as the economic forecast in the model is more favorable than the current conditions. The ACL - loans totaled $39.4 million at June 30, 2022 compared to $37.1 million at December 31, 2021. At June 30, 2022, the ACL - loans represented 0.58% of gross loans and 141.1% of non-performing loans. At December 31, 2021, the ACL - loans represented 0.56% of gross loans and 248.7% of non-performing loans.

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

The allocation of a portion of the ACL for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At June 30, 2022, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the ACL.

During the three and six months ended June 30, 2022, two commercial business and other loans classified as TDRs totaling $2.5 million defaulted within 12 months of its modification date. During the three and six months ended June 30, 2021, there were no TDRs that defaulted within 12 months of its modification date.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows loans modified as TDR during the period indicated:

	For the three months ended
	June 30, 2022
(Dollars in thousands)	Number	Balance	Modification description

Commercial business and other	2	$2,453	Two loans had loan extensions
Total	2	$2,453

	For the three months ended
	June 30, 2021
(Dollars in thousands)	Number	Balance	Modification description
Commercial real estate	2	$674	Two loans had loan extensions
Total	2	$674

	For the six months ended
	June 30, 2022
(Dollars in thousands)	Number	Balance	Modification description
Small Business Administration	1	$271	Loan amortization extension
Commercial business and other	4	5,222	One loan received a below market interest rate and three loans had an amortization extension
Total	5	$5,493

	For the six months ended
	June 30, 2021
(Dollars in thousands)	Number	Balance	Modification description
Commercial real estate	2	$674	Two loans had loan extensions
Total	2	$674

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	June 30, 2022		December 31, 2021
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Multi-family residential	6	$1,656	6	$1,690
Commercial real estate	1	7,572	1	7,572
One-to-four family - mixed-use property (1)	4	1,254	5	1,636
One-to-four family - residential	1	260	3	483
Small Business Administration	1	269	—	—
Commercial business and other (1)	7	3,771	5	1,381
Total performing	20	$14,782	20	$12,762
(1)	These loans continue to pay as agreed, however the Company records interest received on a cash basis.

The following table shows loans classified as TDR at amortized cost that were not performing according to their restructured terms at the periods indicated:

	June 30, 2022
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Commercial business and other	2	$2,453
Total non-performing	2	$2,453

There were no loans classified as TDR that were not performing according to their modified agreement as of December 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the period shown below:

	At or for the six months ended June 30, 2022
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,652	$3,707	$3,707	$—	$—
Commercial real estate	640	273	273	—	—
One-to-four family - mixed-use property (1)	1,582	1,049	1,049	—	—
One-to-four family - residential	7,482	4,708	4,708	—	—
Small Business Administration	952	951	951	—	—
Construction	—	856	856	—	—
Commercial business and other (1)	1,945	19,373	3,330	139	100
Total	$15,253	$30,917	$14,874	$139	$100
(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million. Commercial business and other contains a non-accrual performing TDR totaling $2.8 million.

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the period shown below:

	At or for the year ended December 31, 2021
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,576	$2,652	$2,652	$19	$—
Commercial real estate	1,766	640	640	—	—
One-to-four family - mixed-use property (1)	1,706	1,582	1,582	6	—
One-to-four family - residential	5,313	7,482	7,482	1	—
Small Business Administration	1,168	952	952	—	—
Taxi medallion(2)	2,758	—	—	—	—
Commercial business and other(1)	5,660	1,945	305	78	—
Total	$20,947	$15,253	$13,613	$104	$—

(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million. Commercial business and other contains a non-accrual performing TDR totaling less than $0.1 million.
(2)	Taxi medallions were completely charged-off during the year ended December 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$588	$453	$960	$915
Less: Interest income included in the results of operations	282	163	437	323
Total foregone interest	$306	$290	$523	$592

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loans:

	June 30, 2022
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$2,413	$—	$3,707	$6,120	$2,529,067	$2,535,187
Commercial real estate	337	—	273	610	1,865,773	1,866,383
One-to-four family - mixed-use property	3,937	—	795	4,732	559,401	564,133
One-to-four family - residential	1,196	77	4,708	5,981	246,128	252,109
Construction	—	—	856	856	71,105	71,961
Small Business Administration	40	1,991	951	2,982	37,029	40,011
Commercial business and other	93	3	3,580	3,676	1,426,933	1,430,609
Total	$8,016	$2,071	$14,870	$24,957	$6,735,436	$6,760,393

	December 31, 2021
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$3,652	$4,193	$2,652	$10,497	$2,508,730	$2,519,227
Commercial real estate	5,743	—	640	6,383	1,770,992	1,777,375
One-to-four family - mixed-use property	2,319	—	1,321	3,640	571,296	574,936
One-to-four family - residential	163	224	7,482	7,870	269,942	277,812
Construction	—	—	—	—	59,473	59,473
Small Business Administration	—	—	952	952	90,884	91,836
Commercial business and other	101	40	1,386	1,527	1,335,919	1,337,446
Total	$11,978	$4,457	$14,433	$30,869	$6,607,236	$6,638,105

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three month periods indicated:

	June 30, 2022
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$8,561	$7,716	$1,864	$766	$268	$1,837	$—	$16,421	$37,433
Charge-offs	—	—	—	—	—	(26)	—	(24)	(50)
Recoveries	1	—	—	2	—	14	435	99	551
Provision (benefit)	843	727	95	98	32	293	(435)	(163)	1,490
Ending balance	$9,405	$8,443	$1,959	$866	$300	$2,118	$—	$16,333	$39,424

	June 30, 2021
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$7,144	$8,356	$1,873	$710	$750	$2,127	$—	$24,139	$45,099
Charge-offs	—	—	(3)	—	—	—	—	(1,183)	(1,186)
Recoveries	—	—	—	2	—	9	222	51	284
Provision (benefit)	(585)	(2,488)	(378)	4	(565)	166	(222)	2,541	(1,527)
Ending balance	$6,559	$5,868	$1,492	$716	$185	$2,302	$—	$25,548	$42,670

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the six month periods indicated:

	June 30, 2022
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135
Charge-offs	—	—	—	—	—	(1,054)	—	(32)	(1,086)
Recoveries	1	—	—	4	—	27	447	173	652
Provision (benefit)	1,219	1,285	204	78	114	1,936	(447)	(1,666)	2,723
Ending balance	$9,405	$8,443	$1,959	$866	$300	$2,118	$—	$16,333	$39,424

	June 30, 2021
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153
Charge-offs	(43)	(64)	(32)	—	—	—	(2,758)	(1,211)	(4,108)
Recoveries	10	—	10	7	—	19	222	73	341
Provision (Benefit)	35	(2,395)	(472)	(160)	(312)	32	2,536	2,020	1,284
Ending balance	$6,559	$5,868	$1,492	$716	$185	$2,302	$—	$25,548	$42,670

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”. If a loan does not fall within one of the previously mentioned categories and management believes weakness is evident then we designate the loan as “Watch”; all other loans would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan as Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination at June 30, 2022:

							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2022	2021	2020	2019	2018	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$10,310	$8,806	$19,533	$43,660	$29,373	$108,148	$10,578	$13,345	$243,753
Watch	—	293	—	730	—	933	120	1,354	3,430
Special Mention	—	—	—	—	—	—	—	30	30
Substandard	—	—	—	—	—	4,450	—	446	4,896
Total 1-4 Family Residential	$10,310	$9,099	$19,533	$44,390	$29,373	$113,531	$10,698	$15,175	$252,109
1-4 Family Mixed-Use
Pass	$26,273	$45,047	$33,924	$66,003	$67,908	$313,365	$—	$—	$552,520
Watch	—	—	892	744	—	7,950	—	—	9,586
Special Mention	—	—	—	—	—	786	—	—	786
Substandard	—	—	—	—	—	1,241	—	—	1,241
Total 1-4 Family Mixed Use	$26,273	$45,047	$34,816	$66,747	$67,908	$323,342	$—	$—	$564,133
Commercial Real Estate
Pass	$211,255	$185,731	$158,206	$234,777	$248,456	$751,222	$—	$—	$1,789,647
Watch	—	1,645	—	10,605	6,826	57,379	—	—	76,455
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	281	—	—	281
Total Commercial Real Estate	$211,255	$187,376	$158,206	$245,382	$255,282	$808,882	$—	$—	$1,866,383
Construction
Pass	$1,984	$14,741	$13,142	$14,802	—	$—	$17,559	$—	$62,228
Watch	—	—	—	—	6,279	—	—	—	6,279
Special Mention	—	—	—	—	—	2,598	—	—	2,598
Substandard	—	—	—	—	856	—	—	—	856
Total Construction	$1,984	$14,741	$13,142	$14,802	$7,135	$2,598	$17,559	$—	$71,961
Multi-family
Pass	$251,810	$292,720	$231,194	$323,125	$402,032	$998,034	$5,933	$—	$2,504,848
Watch	—	1,117	1,467	—	12,050	10,666	—	—	25,300
Special Mention	—	—	—	—	—	567	—	—	567
Substandard	—	—	—	—	2,889	1,583	—	—	4,472
Total Multi-family	$251,810	$293,837	$232,661	$323,125	$416,971	$1,010,850	$5,933	$—	$2,535,187
Commercial Business - Secured by RE
Pass	$127,888	$145,394	$90,463	$34,613	$56,739	$99,065	$—	$—	$554,162
Watch	—	—	21,757	48,439	18,661	57,978	—	—	146,835
Special Mention	—	—	—	576	—	—	—	—	576
Substandard	—	—	—	1,847	—	3,554	—	—	5,401
Total Commercial Business - Secured by RE	$127,888	$145,394	$112,220	$85,475	$75,400	$160,597	$—	$—	$706,974
Commercial Business
Pass	$88,248	$115,221	$46,969	$43,504	$48,621	$62,638	$217,817	$—	$623,018
Watch	—	2,476	523	22,487	16,196	18,834	5,960	—	66,476
Special Mention	—	1,483	6,074	39	2,063	545	846	—	11,050
Substandard	—	—	87	31	5,265	3,781	12,711	—	21,875
Doubtful	—	—	—	—	—	—	996	—	996
Total Commercial Business	$88,248	$119,180	$53,653	$66,061	$72,145	$85,798	$238,330	$—	$723,415
Small Business Administration
Pass	$2,728	$21,712	$4,839	$720	$1,319	$2,259	$—	$—	$33,577
Watch	—	—	—	54	2,539	2,575	—	—	5,168
Special Mention	—	—	—	—	—	46	—	—	46
Substandard	—	—	—	—	—	1,220	—	—	1,220
Total Small Business Administration	$2,728	$21,712	$4,839	$774	$3,858	$6,100	$—	$—	$40,011
Other
Pass	$—	$—	$—	$—	$—	$140	$80	$—	$220
Total Other	$—	$—	$—	$—	$—	$140	$80	$—	$220
Total by Loan Type
Total Pass	$720,496	$829,372	$598,270	$761,204	$854,448	$2,334,871	$251,967	$13,345	$6,363,973
Total Watch	—	5,531	24,639	83,059	62,551	156,315	6,080	1,354	339,529
Total Special Mention	—	1,483	6,074	615	2,063	4,542	846	30	15,653
Total Substandard	—	—	87	1,878	9,010	16,110	12,711	446	40,242
Total Doubtful	—	—	—	—	—	—	996	—	996
Total Loans	$720,496	$836,386	$629,070	$846,756	$928,072	$2,511,838	$272,600	$15,175	$6,760,393

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans as of June 30, 2022 and December 31, 2021 were $5.4 million and $8.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	June 30, 2022		December 31, 2021
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$3,707	$—	$2,652	$—
Commercial real estate	775	—	1,158	—
One-to-four family - mixed-use property	1,049	—	1,582	—
One-to-four family - residential	4,708	—	7,482	—
Construction	856	—	—	—
Small Business Administration	—	951	—	952
Commercial business and other	—	18,871	—	1,427
Total	$11,095	$19,822	$12,874	$2,379

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $542.6 million and $472.9 million at June 30, 2022 and December 31, 2021, respectively.

The following table presents the activity in the allowance for off balance sheet credit losses for the three and six months ended June 30, 2022 and 2021.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Balance at beginning of period	$1,589	$1,304	$1,209	$1,815
Off-Balance Sheet- Provision (Benefit)	(145)	266	235	(245)
Allowance for Off-Balance Sheet - Credit losses (1)	$1,444	$1,570	$1,444	$1,570

(1)	Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2022 and December 31, 2021, the Bank did not have any loans held for sale.

The following table shows loans sold during the periods indicated:

	For the three and six months ended June 30, 2022
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Multi-family residential	4	$10,136	$—	$—
Commercial	1	4,312	—	—
Total	5	$14,448	$—	$—

Delinquent and non-performing loans
Commercial	1	3,687	—	73
One-to-four family - mixed-use property	1	430	—	—
Total	2	$4,117	$—	$73

	For the three months ended June 30, 2021
			Net
(Dollars in thousands)	Loans sold	Proceeds	charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	3	$7,846	$—	$58
One-to-four family - mixed-use property	4	2,488	—	69
Total	7	$10,334	$—	$127

	For the six months ended June 30, 2021
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	8	$10,752	$(43)	$63
Commercial	3	3,036	(64)	17
One-to-four family - mixed-use property	10	4,796	(14)	78
Total	21	$18,584	$(121)	$158

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 28 operating leases for branches (including headquarters) and office spaces, 10 operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from six months to approximately 14 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

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

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021

Operating lease ROU asset	$46,687	$50,200

Operating lease liability	$50,346	$54,155

Weighted-average remaining lease term-operating leases	7.0 years	7.4 years
Weighted average discount rate-operating leases	3.1%	3.1%

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended
(Dollars in thousands)	Line Item Presented	June 30, 2022	June 30, 2021

Lease Cost
Operating lease cost	Occupancy and equipment	$2,099	$2,224
Operating lease cost	Other operating expenses	26	20
Short-term lease cost	Professional Services and Other operating expenses	36	60
Variable lease cost	Occupancy and equipment	238	298
Total lease cost		$2,399	$2,602

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,343	$4,769

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

		For the six months ended
(Dollars in thousands)	Line Item Presented	June 30, 2022	June 30, 2021

Lease Cost
Operating lease cost	Occupancy and equipment	$4,198	$4,306
Operating lease cost	Other operating expenses	48	42
Short-term lease cost	Professional Services and Other operating expenses	97	95
Variable lease cost	Occupancy and equipment	438	596
Total lease cost		$4,781	$5,039

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$4,769	$8,048
Right-of-use assets obtained in exchange for new operating lease liabilities		$47	$—

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of June 30, 2022:

Minimum Rental
(In thousands)
Years ended December 31:
2022	$4,485
2023	9,502
2024	9,336
2025	8,662
2026	7,769
Thereafter	16,277
Total minimum payments required	56,031
Less: implied interest	5,685
Total lease obligations	$50,346

8.     Stock-Based Compensation

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of June 30, 2022, PRSUs granted in 2022 and 2020 are being accrued at target and PRSUs granted in 2021 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On May 18, 2021, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 966,785 shares were available for future issuance under the 2014 Omnibus Plan at June 30, 2022.

For the three months ended June 30, 2022 and 2021, the Company’s net income, as reported, included $0.9 million and $1.1 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.3 million of income tax benefit for each period, related to the stock-based compensation plans. For the six months ended June 30, 2022 and 2021, the Company’s net income, as reported, included $4.9 million and $5.2 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.3 million and $1.4 million of income tax benefit, respectively, related to the stock-based compensation plans.

During the three months ended June 30, 2022 and 2021, the Company did not grant any RSU or PRSUs. During the six months ended June 30, 2022 and 2021, the Company granted 212,811 and 238,985 RSU awards and 63,250 and 62,790 PRSU awards, respectively.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method. Forfeitures are recorded in the period they occur.

The following table summarizes the Company’s RSU and PRSU awards at or for the six months ended June 30, 2022:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2021	310,430	$21.49	102,920	$20.02
Granted	212,811	24.83	63,250	25.11
Vested	(219,835)	23.62	(71,390)	23.48
Forfeited	(1,695)	23.87	—	—
Non-vested at June 30, 2022	301,711	$22.28	94,780	$20.81
Vested but unissued at June 30, 2022	231,008	$22.38	118,245	$20.76

As of June 30, 2022, there was $6.2 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of awards vested for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.2 million, respectively. The total fair value of awards vested for the six months ended June 30, 2022 and 2021 was $7.1 million and $5.0 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2022:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2021	128,881	$24.30
Granted	27,001	24.24
Distributions	(723)	24.31
Outstanding at June 30, 2022	155,159	$21.26
Vested at June 30, 2022	154,823	$21.26

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($0.1) million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The total fair value of the distributions from the Phantom Stock Plan was $2,000 for each of the three months ended June 30, 2022 and 2021.

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.4) million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. The total fair value of the distributions from the Phantom Stock Plan was $18,000 and $25,000 for the six months ended June 30, 2022, and 2021, respectively.

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Employee Pension Plan:
Interest cost	$138	$128	$276	$256
Amortization of unrecognized loss	1	122	2	244
Expected return on plan assets	(258)	(274)	(515)	(548)
Net employee pension benefit	$(119)	$(24)	$(237)	$(48)

Outside Director Pension Plan:
Service cost	$3	$4	$6	$8
Interest cost	12	12	23	24
Amortization of unrecognized gain	(7)	(5)	(14)	(10)
Net outside director pension expense	$8	$11	$15	$22

Other Postretirement Benefit Plans:
Service cost	$67	$73	$134	$146
Interest cost	69	58	139	116
Amortization of actuarial gain	—	16	—	16
Amortization of past service credit	(7)	(21)	(14)	(43)
Net other postretirement expense	$129	$126	$259	$235

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2021 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2022. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of June 30, 2022, the Company had contributed $72,000 to the Outside Director Pension Plan and $21,000 tto the Other Postretirement Benefit Plans. As of June 30, 2022, the Company has not revised its expected contributions for the year ending December 31, 2022.

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2022, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.6 million and $55.4 million, respectively. At December 31, 2021, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.6 million and $56.5 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and six months ended June 30, 2022 and 2021.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
Description	2022	2021	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(In thousands)
Mortgage-backed securities	$339	$388	$(8)	$(1)	$(12)	$(2)
Other securities	13,235	14,180	(484)	176	(1,020)	1
Borrowed funds	55,352	56,472	3,025	(5,528)	1,756	(6,988)
Net gain (loss) from fair value adjustments (1)			$2,533	$(5,353)	$724	$(6,989)

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($1.2) million for the three months ended June 30, 2021 and $1.4 million for the six months ended June 30, 2021, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2022 and December 31, 2021. The fair value of borrowed funds includes accrued interest payable of $0.2 million and $0.1 million at June 30, 2022 and December 31, 2021, respectively.

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

Level 1 – when quoted market prices are available in an active market. At June 30, 2022 and December 31, 2021, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2022 and December 31, 2021, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2022 and December 31, 2021, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at June 30, 2022 and December 31, 2021:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2022	2021	2022	2021	2022	2021	2022	2021

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed
Securities	$—	$—	$510,934	$572,184	$—	$—	$510,934	$572,184
Other securities	11,573	12,485	333,485	190,872	1,662	1,695	346,720	205,052
Interest rate swaps	—	—	53,985	10,683	—	—	53,985	10,683

Total assets	$11,573	$12,485	$898,404	$773,739	$1,662	$1,695	$911,639	$787,919

Liabilities:
Borrowings	$—	$—	$—	$—	$55,352	$56,472	$55,352	$56,472
Interest rate swaps	—	—	13,258	25,071	—	—	13,258	25,071

Total liabilities	$—	$—	$13,258	$25,071	$55,352	$56,472	$68,610	$81,543

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	June 30, 2022		June 30, 2021
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,740	$57,955	$1,342	$44,712
Net (loss) gain from fair value adjustment of financial assets (1)	(80)	—	153	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(3,025)	—	5,528
Increase (Decrease) in accrued interest	2	61	—	(3)
Change in unrealized (gains) losses included in other comprehensive loss	—	361	—	(423)
Ending balance	$1,662	$55,352	$1,495	$49,814
Changes in unrealized gains held at period end	$—	$2,775	$—	$2,973
(1)	Totals in the tables above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended
	June 30, 2022		June 30, 2021
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,695	$56,472	$1,295	$43,136
Net (loss) gain from fair value adjustment of financial assets (1)	(35)	—	200	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(1,757)	—	6,987
Decrease in accrued interest	2	78	—	(6)
Change in unrealized (gains) losses included in other comprehensive loss	—	559	—	(303)
Ending balance	$1,662	$55,352	$1,495	$49,814
Changes in unrealized gains held at period end	$—	$2,775	$—	$2,973

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,662	Discounted cash flows	Discount rate	n/a	2.5%

Liabilities:

Junior subordinated debentures	$55,352	Discounted cash flows	Discount rate	n/a	2.5%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,695	Discounted cash flows	Discount rate	n/a	2.2%

Liabilities:

Junior subordinated debentures	$56,472	Discounted cash flows	Discount rate	n/a	2.2%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2022 and December 31, 2021, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at June 30, 2022 and December 31, 2021:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2022	2021	2022	2021	2022	2021	2022	2021

	(In thousands)
Assets:
Non-accrual loans	$—	$—	$—	$—	$22,502	$11,026	$22,502	$11,026

Total assets	$—	$—	$—	$—	$22,502	$11,026	$22,502	$11,026

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$22,140	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	12.0%

Non-accrual loans	$362	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

	At December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,579	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	11.9%

Non-accrual loans	$447	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The methods and assumptions used to estimate fair value at June 30, 2022 and December 31, 2021 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$137,026	$137,026	$137,026	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,885	7,496	—	7,496	—
Other securities	67,315	57,064	—	—	57,064
Securities available for sale
Mortgage-backed securities	510,934	510,934	—	510,934	—
Other securities	346,720	346,720	11,573	333,485	1,662
Loans	6,760,393	6,720,653	—	—	6,720,653
FHLB-NY stock	50,017	50,017	—	50,017	—
Accrued interest receivable	38,811	38,811	37	2,532	36,242
Interest rate swaps	53,985	53,985	—	53,985	—

Liabilities:

Deposits	$6,407,577	$6,392,190	$5,500,634	$891,556	$—
Borrowed Funds	1,089,621	1,075,154	—	1,019,802	55,352
Accrued interest payable	5,637	5,637	—	5,637	—
Interest rate swaps	13,258	13,258	—	13,258	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$81,723	$81,723	$81,723	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,894	8,667	—	8,667	—
Other securities	49,974	53,362	—	—	53,362
Securities available for sale
Mortgage-backed securities	572,184	572,184	—	572,184	—
Other securities	205,052	205,052	12,485	190,872	1,695
Loans	6,638,105	6,687,125	—	—	6,687,125
FHLB-NY stock	35,937	35,937	—	35,937	—
Accrued interest receivable	38,698	38,698	—	1,574	37,124
Interest rate swaps	10,683	10,683	—	10,683	—

Liabilities:

Deposits	$6,385,445	$6,385,276	$5,438,870	$946,406	$—
Borrowed Funds	815,544	816,012	—	759,540	56,472
Accrued interest payable	4,777	4,777	—	4,777	—
Interest rate swaps	25,071	25,071	—	25,071	—

11.     Derivative Financial Instruments

At June 30, 2022 and December 31, 2021, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $289.2 million and $299.6 million at June 30, 2022 and December 31, 2021, respectively; 2) to facilitate risk management strategies for our loan customers with $224.6 million of swaps outstanding,

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

which include $112.3 million with customers and $112.3 million with bank counterparties at June 30, 2022 and $228.0 million of swaps outstanding, which include $114.0 million with customers and $114.0 million with bank counterparties at December 31, 2021; and 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered deposits totaling $871.5 million at June 30, 2022, and $996.5 at December 31, 2021.

At June 30, 2022 and December 31, 2021, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At June 30, 2022 and December 31, 2021, derivatives with a combined notional amount of $224.6 million and $228.0 million, respectively, were not designated as hedges. At June 30, 2022 and December 31, 2021, derivatives with a combined notional amount of $289.2 million and $299.6 million, respectively, were designated as fair value hedges. At June 30, 2022 and December 31, 2021, derivatives with a combined notional amount of $871.5 million and $996.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended June 30, 2022 and 2021, $2.4 million and $2.6 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive loss is $5.7 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain (loss) from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	June 30, 2022		December 31, 2021
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

	(In thousands)
Interest rate swaps (cash flow hedge)	$871,500	$26,483	$355,000	$7,328
Interest rate swaps (fair value hedge)	279,615	14,274	—	—
Interest rate swaps (non-hedge)	112,293	13,228	113,988	3,355

Interest rate swaps (fair value hedge)	9,585	(30)	299,555	(12,329)
Interest rate swaps (cash flow hedge)	—	—	641,500	(9,387)
Interest rate swaps (non-hedge)	112,293	(13,228)	113,988	(3,355)
Total derivatives	$1,385,286	$40,727	$1,524,031	$(14,388)
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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Loans
Multi-family residential	$98,970	$113,730	$(5,819)	$7,608
Commercial real estate	176,894	192,694	(9,749)	3,477
Commercial business and other	—	6,298	—	122
Total	$275,864	$312,722	$(15,568)	$11,207

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the six months ended
		June 30,		June 30,
(In thousands)	Affected Line Item in the Statements Where Net Income is Presented	2022	2021	2022	2021
Financial Derivatives:
	Other interest expense	$—	$(138)	$—	$(272)
	Net gain (loss) from fair value adjustments	—	(1,195)	—	1,423
Interest rate swaps (non-hedge)		—	(1,333)	—	1,151

Interest rate swaps (fair value hedge)	Interest and fees on loans	(886)	(2,062)	(2,321)	(2,025)

	Other interest expense	(1,489)	(2,619)	(3,954)	(5,205)
	Deposit	104	—	49	—
Interest rate swaps (cash flow hedge)		(1,385)	(2,619)	(3,905)	(5,205)

Net loss		$(2,271)	$(6,014)	$(6,226)	$(6,079)

The Company’s interest rate swaps are subject to master netting arrangements between the Company and its three designated counterparties. The Company has not made a policy election to offset its derivative positions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

June 30, 2022
Gross Amounts Not Offset in the
Consolidated Statements of
		Gross Amount Offset in	Net Amount of Assets	Financial Condition
	Gross Amount of	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Recognized Assets	of Condition	Statements of Condition	Instruments	Received	Net Amount

Interest rate swaps	$53,985	$—	$53,985	$—	$38,972	$15,013

Gross Amounts Not Offset in the
Consolidated Statements of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Financial Condition
	Recognized	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Liabilities	of Condition	Statements of Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$13,258	$—	$13,258	$—	$—	$13,258

December 31, 2021
Gross Amounts Not Offset in the
Consolidated Statements of
		Gross Amount Offset in	Net Amount of Assets	Financial Condition
	Gross Amount of	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Recognized Assets	of Condition	Statements of Condition	Instruments	Received	Net Amount

Interest rate swaps	$10,683	$—	$10,683	$—	$—	$10,683

Gross Amounts Not Offset in the
Consolidated Statements of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Financial Condition
	Recognized	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Liabilities	of Condition	Statements of Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$25,071	$—	$25,071	$—	$21,527	$3,544

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended June 30, 2022
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(29,699)	$13,345	$(1,291)	$2,141	$(15,504)

Other comprehensive income before reclassifications, net of tax	(20,434)	3,285	—	(219)	(17,368)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,630	(22)	—	1,608

Net current period other comprehensive income, net of tax	(20,434)	4,915	(22)	(219)	(15,760)

Ending balance, net of tax	$(50,133)	$18,260	$(1,313)	$1,922	$(31,264)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended June 30, 2021
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(927)	$(9,723)	$(1,818)	$1,765	$(10,703)

Other comprehensive income before reclassifications, net of tax	1,497	(1,267)	—	276	506

Amounts reclassified from accumulated other comprehensive income, net of tax	(85)	1,788	77	—	1,780

Net current period other comprehensive income (loss), net of tax	1,412	521	77	276	2,286

Ending balance, net of tax	$485	$(9,202)	$(1,741)	$2,041	$(8,417)

	For the six months ended June 30, 2022
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income before reclassifications, net of tax	(43,861)	16,177	—	(354)	(28,038)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	3,489	(31)	—	3,458

Net current period other comprehensive income (loss), net of tax	(43,861)	19,666	(31)	(354)	(24,580)

Ending balance, net of tax	$(50,133)	$18,260	$(1,313)	$1,922	$(31,264)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended June 30, 2022
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps	$(2,364)		Interest expense
	734		Provision for income taxes
	$(1,630)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$6	(1)	Other expense
Prior service credits	7	(1)	Other expense
	13		Total before tax
	9		Provision for income taxes
	$22		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

For the three months ended June 30, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$123		Net loss on sale of securities
	(38)		Provision for income taxes
	$85		Net of tax

Cash flow hedges:
Interest rate swaps	$(2,605)		Interest expense
	817		Provision for income taxes
	$(1,788)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(133)	(1)	Other operating expenses
Prior service credits	21	(1)	Other operating expenses
	(112)		Total before tax
	35		Provision for income taxes
	$(77)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2022
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps	$(5,087)		Interest expense
	1,598		Provision for income taxes
	$(3,489)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$12	(1)	Other expense
Prior service credits	14	(1)	Other expense
	26		Total before tax
	5		Provision for income taxes
	$31		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

For the six months ended June 30, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$123		Net loss on sale of securities
	(38)		Provision for income taxes
	$85		Net of tax

Cash flow hedges:
Interest rate swaps	$(5,242)		Interest expense
	1,629		Provision for income taxes
	$(3,613)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(250)	(1)	Other operating expenses
Prior service credits	43	(1)	Other operating expenses
	(207)		Total before tax
	64		Provision for income taxes
	$(143)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of June 30, 2022, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 5.67% and 6.13% at June 30, 2022 and December 31, 2021, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$853,721	10.28%	$840,105	10.39%
Requirement to be well-capitalized	415,167	5.00	404,366	5.00
Excess	438,554	5.28	435,739	5.39

Common Equity Tier I risk-based capital:
Capital level	$853,721	13.09%	$840,105	13.58%
Requirement to be well-capitalized	423,985	6.50	402,100	6.50
Excess	429,736	6.59	438,005	7.08

Tier I risk-based capital:
Capital level	$853,721	13.09%	$840,105	13.58%
Requirement to be well-capitalized	521,828	8.00	494,892	8.00
Excess	331,893	5.09	345,213	5.58

Total risk-based capital:
Capital level	$891,992	13.67%	$874,400	14.13%
Requirement to be well-capitalized	652,285	10.00	618,615	10.00
Excess	239,707	3.67	255,785	4.13

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2022, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at June 30, 2022 and December 31, 2021 was 5.34% and 5.75%, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$739,776	8.91%	$726,174	8.98%
Requirement to be well-capitalized	415,221	5.00	404,422	5.00
Excess	324,555	3.91	321,752	3.98

Common Equity Tier I risk-based capital:
Capital level	$686,258	10.52%	$671,494	10.86%
Requirement to be well-capitalized	423,976	6.50	401,836	6.50
Excess	262,282	4.02	269,658	4.36

Tier I risk-based capital:
Capital level	$739,776	11.34%	$726,174	11.75%
Requirement to be well-capitalized	521,817	8.00	494,568	8.00
Excess	217,959	3.34	231,606	3.75

Total risk-based capital:
Capital level	$903,047	13.84%	$885,469	14.32%
Requirement to be well-capitalized	652,271	10.00	618,210	10.00
Excess	250,776	3.84	267,259	4.32

14.     New Authoritative Accounting Pronouncements

Accounting Standards Pending Adoption:

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (Topic 326), which replaces the recognition and measurement guidance related to TDRs for creditors that have adopted ASC Topic 326 (commonly referred to as “CECL”) with the recognition and measurement guidance contained in ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan. This ASU also enhances disclosures about loan modifications for borrowers who are experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU should be applied on a prospective basis; however, institutions have the option to apply a modified retrospective transition method as it relates to the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We are evaluating the impact of this ASU and have not yet determined whether this will have material effect on our business operations and consolidated financial statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At June 30, 2022, the Bank owns two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended June 30, 2022 we reported net income of $25.0 million, or $0.81 per diluted common share, and reported record net interest income totaling $64.7 million. The record net interest income was driven by a $170.3 million increase in average earning assets during the quarter as the net interest margin declined one basis point compared to the three months ended March 31, 2022.

During the three months ended June 30, 2022, the yield on interest-earning assets increased eight basis points, while the cost of interest-bearing liabilities increased 10 basis points from the three months ended March 31, 2022, which resulted in a decrease of one basis point in net interest margin to 3.35% from 3.36% for the three months ended March 31, 2022. Excluding net gains (losses) from qualifying hedges and purchase accounting adjustments, the net interest margin increased two basis points to 3.33% for the three months ended June 30, 2022 from 3.31% for the three months ended March 31, 2022.

Our loan portfolio is greater than 87% collateralized by real estate with an average loan to value of less than 38%. We have a long history and foundation built upon disciplined underwriting, good credit quality, and a resilient seasoned loan portfolio with strong asset protection. At June 30, 2022, our allowance for credit losses (“ACL”) - loans stood at 58 basis points of gross loans and 141.1% of non-performing loans. Non-performing assets at the end of the quarter were 59 basis points of total assets.

The Bank and Company remain well-capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

General. Net income for the three months ended June 30, 2022 was $25.0 million, an increase of $5.8 million, or 30.0%, from $19.3 million for the three months ended June 30, 2021. Diluted earnings per common share were $0.81 for the three months ended June 30, 2022, an increase of $0.20, or 32.8%, from $0.61 for the three months ended June 30, 2021.

Return on average equity was 15.00% for the three months ended June 30, 2022 compared to 11.95% for the three months ended June 30, 2021. Return on average assets was 1.22% for the three months ended June 30, 2022 compared to 0.93% for the three months ended June 30, 2021.

Interest Income. Interest and dividend income increased $2.5 million, or 3.6%, to $74.3 million for the three months ended June 30, 2022 from $71.7 million for the three months ended June 30, 2021. The increase in interest income was primarily attributable to the 16 basis point increase in the yield on interest-earning assets to 3.85% for the three months ended June 30, 2022 compared to 3.69% for the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, increased seven basis points to 4.01% for the three months ended June 30, 2022 from 3.94% for the three months ended June 30, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $1.1 million, or 10.7%, to $9.6 million for the three months ended June 30, 2022 from $10.7 million for the three months ended June 30, 2021. The decrease in interest expense was primarily due to a decline of six basis points in the average cost of interest-bearing liabilities to 0.60% for the three months ended June 30, 2022 from 0.66% for the three months ended June 30, 2021 and the decrease of $195.5 million in the average balance of interest-bearing liabilities to $6,337.4 million for the three months ended June 30, 2022 from $6,532.9 million for the comparable prior year period.

Net Interest Income. Net interest income for the three months ended June 30, 2022 was $64.7 million, an increase of $3.7 million, or 6.0%, from $61.0 million for the three months ended June 30, 2021. The increase in net interest income was primarily due to net interest-earning assets growing $146.0 million year over year to $1,403.3 million for the quarter ended June 30, 2022, and an increase of 21 basis points in the net interest margin to 3.35% during the same period. Included in net interest income was prepayment penalty income, net of reversals and recovered interest from non-accrual loans totaling $2.3 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively, net losses from fair value adjustments on qualifying hedges totaling $60,000 and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and purchase accounting income adjustments of $0.4 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Excluding all of these items, the net interest margin for the three months ended June 30, 2022 was 3.22%, an increase of 18 basis points, from 3.04% for the three months ended June 30, 2021.

Provision (Benefit) for Credit Losses. During the three months ended June 30, 2022, the provision for credit losses was $1.6 million compared to a benefit for credit losses of $1.6 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, non-performing assets increased $34.8 million to $48.9 million, at June 30, 2022. The increase in non-performing assets primarily resulted from the addition of one non-accrual investment security which was collateralized by real estate and three non-accrual commercial business loans. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.7% at June 30, 2022. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income (Loss). Non-interest income for the three months ended June 30, 2022 was $7.4 million, an increase of $10.6 million from a loss of $3.2 million in the prior year comparable period. The increase was primarily due to the prior year period including net losses from fair value adjustments totaling $6.5 million compared to net gains totaling $2.5 million recorded during the three months ended June 30, 2022. Additionally, non-interest income for the three months ended June 30, 2022 included life insurance proceeds totaling $1.5 million compared to none recorded in the prior year comparable period.

Non-Interest Expense. Non-interest expense for the three months ended June 30, 2022 was $35.5 million, an increase of $1.5 million, or 4.4%, from $34.0 million for the three months ended June 30, 2021. The increase in non-interest expense was primarily due to the growth of the Company.

Income before Income Taxes. Income before income taxes for the three months ended June 30, 2022 was $35.0 million, an increase of $9.6 million, or 37.6%, from $25.4 million for the three months ended June 30, 2021 for the previously discussed reasons.

Provision for Income Taxes. The provision for income taxes was $9.9 million for the three months ended June 30, 2022, an increase of $3.8 million, or 61.4%, from $6.2 million for the three months ended June 30, 2021. The increase was primarily due to growth in income before income taxes and an increase in the effective tax rate. The effective tax rate for three months ended June 30, 2022 was 28.4% compared to 24.2% for the three months ended June 30, 2021. The increase in the effective tax rate was primarily due to the loss of certain New York State and City tax deductions in 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

General. Net income for the six months ended June 30, 2022 was $43.3 million, an increase of $5.0 million, or 12.9%, from $38.3 million for the six months ended June 30, 2021. Diluted earnings per common share were $1.39 for the six months ended June 30, 2022, an increase of $0.18, or 14.9%,  from $1.21 for the six months ended June 30, 2021.

Return on average equity was 12.91% for the six months ended June 30, 2022 compared to 12.11% for the six months ended June 30, 2021. Return on average assets was 1.06% for the six months ended June 30, 2022 compared to 0.93% for the six months ended June 30, 2021.

Interest Income. Interest and dividend income increased $1.7 million, or 1.2%, to $145.6 million for the six months ended June 30, 2022 from $143.9 million for the six months ended June 30, 2021. The increase in interest income was primarily attributable to the 8 basis points increase in the yield on interest-earning assets to 3.81%, for the six months ended June 30, 2022, compared to 3.73% for the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, increased three basis points to 3.97% for the six months ended June 30, 2022 from 3.94% for the six months ended June 30, 2021.

Interest Expense. Interest expense decreased $4.5 million, or 20.7%, to $17.4 million for the six months ended June 30, 2022 from $21.9 million for the six months ended June 30, 2021. The decrease in interest expense was primarily due to a decline of 12 basis points in the average cost of interest-bearing liabilities to 0.55% for the six months ended June 30, 2022 from 0.67% for the six months ended June 30, 2021 and the decrease of $226.3 million in the average balance of interest-bearing liabilities to $6,279.3 million for the six months ended June 30, 2022 from $6,505.5 million for the comparable prior year period.

Net Interest Income. Net interest income for the six months ended June 30, 2022 was $128.2 million, an increase of $6.3 million, or 5.1%, from $121.9 million for the six months ended June 30, 2021. The increase in net interest income was primarily due to an increase of 20 basis points in the net interest margin to 3.36% during the six months ended June 30, 2022 and an increase in net interest-earning assets of $153.2 million to $1.376.7 million for the same period. Included in net interest income was prepayment penalty income, net of reversals and recovered interest from non-accrual loans totaling $4.0 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively, net (losses) gains from fair value adjustments on qualifying hedges totaling $(0.2) million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, and purchase accounting income adjustments of $1.4 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. Excluding all of these items, the net interest margin for the six months ended June 30, 2022 was 3.22%, an increase of 20 basis points, from 3.02% for the six months ended June 30, 2021.

Provision for Credit Losses. During the six months ended June 30, 2022, the provision for credit losses was $2.9 million, compared to $1.2 million for the six months ended June 30, 2021. The provision recorded during the six months ended June 30, 2022 was greater than net charge-offs of $0.4 million. During the six months ended June 30, 2022, nonperforming assets increased $34.0 million to $48.9 million from $14.9 million at December 31, 2021. The increase in non-performing assets primarily resulted from the addition of one non-accrual investment security which was collateralized by real estate and three non-accrual commercial business loans. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.7% at June 30, 2022. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the six months ended June 30, 2022 was $8.7 million, an increase of $5.6 million from $3.1 million in the prior year comparable period. The increase was primarily due to the prior year period including net losses from fair value adjustments totaling $5.6 million compared to net gains totaling $0.7 million recorded during the six months ended June 30, 2022. Additionally, non-interest income for the six months ended June 30, 2022 included life insurance proceeds totaling $1.5 million compared to none recorded in the prior year comparable period. These increases were partially offset by a decline in loan swap income during the six months ended June 30, 2022 compared to the six month ended June 30, 2021, due to lower activity in 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2022 was $74.3 million, an increase of $2.1 million, or 3.0%, from $72.2 million for the six months ended June 30, 2021. The increase in non-interest expense was primarily due to the growth of the Company.

Income before Income Taxes. Income before income taxes for the six months ended June 30, 2022 was $59.6 million, an increase of $8.0 million, or 15.4%, from $51.6 million for the six months ended June 30, 2021 for the previously discussed reasons.

Provision for Income Taxes. The provision for income taxes was $16.4 million for the six months ended June 30, 2022, an increase of $3.0 million, or 22.6%, from $13.3 million for the six months ended June 30, 2021. The increase was primarily due to the growth in income before income taxes, and an increase in the effective tax rate. The effective tax rate for six months ended June 30, 2022 was 27.4% compared to 25.8% for the six months ended June 30, 2021. The increase in the effective tax rate was primarily due to the loss of certain New York State and City tax deductions in 2022.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2022 were $8,339.6 million, an increase of $293.7 million, or 3.7%, from $8,045.9 million at December 31, 2021. Total loans net increased $120.0 million, or 1.8%, during the six months ended June 30, 2022, to $6,721.0 million from $6,601.0 million at December 31, 2021. The increase was primarily due to loan originations which exceeded satisfactions. Loan originations and purchases were $833.1 million for the six months ended June 30, 2022, an increase of $185.8 million, or 28.7%, from $647.3 million for the six months ended June 30, 2021. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $582.6 million at June 30, 2022, compared to $429.3 million at December 31, 2021.

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2022	2021	2022	2021
Multi-family residential	$136,902	$66,913	$235,082	$125,466
Commercial real estate	164,826	37,963	209,928	55,119
One-to-four family – mixed-use property	12,228	7,135	20,726	15,847
One-to-four family – residential	4,211	59,494	13,472	62,625
Construction (1)	8,319	5,281	17,121	12,404
Small Business Administration (2)	2,750	17,585	2,750	142,678
Commercial business and other (3)	174,551	130,036	334,027	233,154
Total	$503,787	$324,407	$833,106	$647,293

(1)	Includes purchases of $0.9 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively. Includes purchases of $1.6 million and $6.9 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Includes $15.5 million and $138.7 million of SBA PPP loans for the three and six months ended June 30, 2021, respectively.
(3)	Includes purchases of $55.8 million and $43.2 million for the three months ended June 30, 2022 and 2021, respectively. Includes purchases of $109.4 million and $65.8 million for the six months ended June 30, 2022 and 2021, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the six months ended June 30, 2022 had an average loan-to-value ratio of 56.6% and an average debt coverage ratio of 170%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The Bank’s non-performing assets totaled $48.9 million at June 30, 2022, an increase of $34.0 million, or 227.7%, from December 31, 2021. Total non-performing assets as a percentage of total assets were 0.59% at June 30, 2022 and 0.19% at December 31, 2021. The ratio of ACL - loans to total non-performing loans was 141.1% at June 30, 2022 and 248.7% at December 31, 2021.

During the six months ended June 30, 2022, mortgage-backed securities decreased $61.3 million, or 10.6%, to $518.8 million from $580.1 million at December 31, 2021. The decrease in mortgage-backed securities during the six months ended June 30, 2022 was primarily due to the principal repayment of securities totaling $63.7 million and the decrease in the fair value of the securities totaling $50.8 million partially offset by the purchase of securities totaling $54.5 million at an average rate of 2.67%.

During the six months ended June 30, 2022, other securities increased $157.9 million, or 61.9%, to $413.0 million from $255.0 million at December 31, 2021. The increase in other securities during the six months ended June 30, 2022, was primarily due to purchases of $172.3 million at an average rate of 2.98% partially offset by a decrease in the fair value of other securities totaling $13.6 million, and maturities, sales and calls totaling $0.9 million. At June 30, 2022, other securities primarily consisted of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds, and CLOs.

Liabilities. Total liabilities were $7,668.8 million at June 30, 2022, an increase of $302.5 million, or 4.1%, from $7,366.3 million at December 31, 2021. During the six months ended June 30, 2022, due to depositors increased $16.5 million, or 0.3%, to $6,350.0 million due to an increase of $113.6 million in non-interest bearing deposits, partially offset by a decrease of $97.1 million in NOW, money market accounts and certificates of deposit. The decrease in NOW, money market accounts and certificates of deposit was due to management’s decision to allow these deposits to mature and replace with lower cost funding. Included in deposits were brokered deposits totaling $1,028.4 million, an increase of $402.1 million from $626.3 million at December 31, 2021.  Borrowed funds increased $274.1 million during the six months ended June 30, 2022.

Equity. Total stockholders’ equity decreased $8.8 million, or 1.3%, to $670.8 million at June 30, 2022, from $679.6 million at December 31, 2021. Stockholders’ equity decreased due to a decline in accumulated other comprehensive income of $24.6 million, the declaration and payment of dividends on the Company’s common stock of $0.44 per common share totaling $13.6 million and 747,689 shares repurchased totaling $17.0 million. These decreases were partially offset by net income of $43.3 million. Book value per common share increased to $22.38 at June 30, 2022 compared to $22.26 at December 31, 2021.

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

Liquidity management is both a short and long-term function of business management. During 2021, funds were provided by the Company’s operating activities, which were used to fund our investing and financing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $137.0 million, an increase of $55.3 million from December 31, 2021. We also held unencumbered securities available for sale totaling $546.4 million at June 30, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

At June 30, 2022, the Bank was able to borrow up to $3,675.0 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of June 30, 2022, the Bank had $1,655.4 million outstanding in combined balances of FHLB-NY advances and letters of credit. At June 30, 2022, the Bank also had unsecured lines of credit with other commercial banks totaling $695.0 million, with no outstanding amount. In addition, at June 30, 2022, the Holding Company had subordinated debentures with a principal balance totaling $125.0 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $55.4 million. Management believes its available sources of funds are sufficient to fund current operations.

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

The Company quantifies the net portfolio value should interest rates immediately go up 100 or 200 basis points or down 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2022. Various estimates regarding prepayment assumptions are made at each level of rate shock. At June 30, 2022, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2022:

Change in Interest Rate	Net Portfolio Value	Net Portfolio Value Ratio
-100 Basis points	3.1%	15.4%
Base interest rate	—	15.3
+100 Basis points	(5.7)	14.7
+200 Basis points	(11.5)	14.1

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

The starting point for the net interest income simulation is an estimate of the next twelve month’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 3.9% from a 100 basis point increase in rates over the next twelve months. Actual results could differ significantly from these estimates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

At June 30 2022, the Company had a derivative portfolio with a notional value totaling $1.4 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of interest rate swaps on certain short-term advances and brokered deposits totaling $871.5 million. At June 30, 2022, $591.5 million of the interest rate swaps are effective swaps at a weighted average rate of approximately 1.74% that largely mature by early 2024 and $280.0 million of the interest rate swaps are forward swaps effective at different points through 2024, at an average rate of 0.72%.

The net interest income simulation incorporates the next twelve months (through June 30, 2023) and only a portion of the effective swap maturities and the forward starting swaps are included in this period. Assuming another equal increment ramp of 100 basis points increase in rates in the second year (through June 30, 2024), for a total of 200 basis points over two years, the total derivative portfolio has a 1.6% benefit to net interest income (versus the base case) in the first year and a cumulative benefit of 4.2% by the second year.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2022				2021
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,178,029	$54,775	4.23%		$5,130,400	$52,987	4.13%
Other loans, net	1,462,302	14,417	3.94		1,556,488	15,012	3.86
Total loans, net (1) (2)	6,640,331	69,192	4.17		6,686,888	67,999	4.07
Taxable securities:
Mortgage-backed securities	594,923	2,356	1.58		578,134	2,233	1.54
Other securities	333,158	2,090	2.51		232,020	1,037	1.79
Total taxable securities	928,081	4,446	1.92		810,154	3,270	1.61
Tax-exempt securities: (3)
Other securities	67,315	625	3.71		50,830	535	4.21
Total tax-exempt securities	67,315	625	3.71		50,830	535	4.21
Interest-earning deposits and federal funds sold	104,956	159	0.61		242,302	51	0.08
Total interest-earning assets	7,740,683	74,422	3.85		7,790,174	71,855	3.69
Other assets	471,080				473,379
Total assets	$8,211,763				$8,263,553
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$156,785	50	0.13		$153,113	66	0.17
NOW accounts	2,089,851	1,405	0.27		2,255,581	1,499	0.27
Money market accounts	2,231,743	1,952	0.35		2,043,257	2,060	0.40
Certificate of deposit accounts	820,476	1,273	0.62		1,043,985	1,913	0.73
Total due to depositors	5,298,855	4,680	0.35		5,495,936	5,538	0.40
Mortgagors' escrow accounts	97,496	6	0.02		91,545	1	—
Total deposits	5,396,351	4,686	0.35		5,587,481	5,539	0.40
Borrowed funds	941,023	4,875	2.07		945,410	5,164	2.18
Total interest-bearing liabilities	6,337,374	9,561	0.60		6,532,891	10,703	0.66
Non-interest-bearing deposits	1,044,553				923,220
Other liabilities	162,380				162,752
Total liabilities	7,544,307				7,618,863
Equity	667,456				644,690
Total liabilities and equity	$8,211,763				$8,263,553
Net interest income / net interest rate spread (tax equivalent) (3)		$64,861	3.25%			$61,152	3.03%
Net interest-earning assets / net interest margin(tax equivalent)	$1,403,309		3.35%		$1,257,283		3.14%
Ratio of interest-earning assets to interest-bearing liabilities			1.22	X			1.19	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.2 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively.
(2)	Loan interest income includes net (losses) gains from fair value adjustments on qualifying hedges of $(0.1) million and $0.7 million for three month periods ended June 30, 2022 and 2021.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended June 30 2022 and 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the six months ended June 30,
	2022				2021
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,165,121	$108,745	4.21%		$5,143,117	$108,206	4.21%
Other loans, net	1,444,555	27,963	3.87		1,550,527	28,814	3.72
Total loans, net (1) (2)	6,609,676	136,708	4.14		6,693,644	137,020	4.09
Taxable securities:
Mortgage-backed securities	587,836	4,523	1.54		506,424	3,931	1.55
Other securities	280,245	3,209	2.29		266,234	2,000	1.50
Total taxable securities	868,081	7,732	1.78		772,658	5,931	1.54
Tax-exempt securities: (3)
Other securities	62,490	1,216	3.89		50,829	1,065	4.19
Total tax-exempt securities	62,490	1,216	3.89		50,829	1,065	4.19
Interest-earning deposits and federal funds sold	115,752	210	0.36		211,904	87	0.08
Total interest-earning assets	7,655,999	145,866	3.81		7,729,035	144,103	3.73
Other assets	475,066				476,919
Total assets	$8,131,065				$8,205,954
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$156,689	99	0.13		$161,549	141	0.17
NOW accounts	2,063,529	2,198	0.21		2,220,677	3,205	0.29
Money market accounts	2,242,626	3,227	0.29		1,974,781	4,160	0.42
Certificate of deposit accounts	854,970	2,562	0.60		1,073,151	4,135	0.77
Total due to depositors	5,317,814	8,086	0.30		5,430,158	11,641	0.43
Mortgagors' escrow accounts	84,574	8	0.02		78,531	3	0.01
Total deposits	5,402,388	8,094	0.30		5,508,689	11,644	0.42
Borrowed funds	876,877	9,308	2.12		996,845	10,304	2.07
Total interest-bearing liabilities	6,279,265	17,402	0.55		6,505,534	21,948	0.67
Non-interest-bearing deposits	1,023,181				889,821
Other liabilities	158,400				178,361
Total liabilities	7,460,846				7,573,716
Equity	670,219				632,238
Total liabilities and equity	$8,131,065				$8,205,954
Net interest income / net interest rate spread (tax equivalent) (3)		$128,464	3.26%			$122,155	3.06%
Net interest-earning assets / net interest margin(tax equivalent)	$1,376,734		3.36%		$1,223,501		3.16%
Ratio of interest-earning assets to interest-bearing liabilities			1.22	X			1.19	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $5.1 million and 4.8 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of ($0.2) million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021.

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

	For the six months ended June 30,
(In thousands)	2022	2021

Mortgage Loans
At beginning of period	$5,200,782	$5,228,271
Mortgage loans originated:
Multi-family residential	235,082	125,466
Commercial real estate	209,928	55,119
One-to-four family mixed-use property	20,726	15,847
One-to-four family residential	13,472	4,673
Construction	15,498	5,468
Total mortgage loans originated	494,706	206,573

Mortgage loans purchased:
One-to-four family residential	—	57,952
Construction	1,623	6,936
Total mortgage loans purchased	1,623	64,888

Less:
Principal reductions	398,074	271,294
Mortgage loan sales	18,342	17,846
Charge-offs	—	139
At end of period	$5,280,695	$5,210,453

Non-mortgage loans
At beginning of period	$1,433,084	$1,473,358
Loans originated:
Small Business Administration (1)	2,750	142,678
Commercial business	222,281	164,166
Other	2,341	3,170
Total other loans originated	227,372	310,014

Non-mortgage loans purchased:
Commercial business	109,405	65,818
Total non-mortgage loans purchased	109,405	65,818

Less:
Principal reductions (2)	297,813	338,537
Charge-offs (3)	59	3,969
At end of period	$1,471,989	$1,506,684
(1)	Includes SBA PPP originations totaling $138.7 million for the six months ended June 30, 2021.
(2)	Includes SBA PPP reductions totaling $55.2 million and $93.2 million for the six months ended June 30, 2022 and 2021, respectively.
(3)	Does not include charge-offs totaling $1.0 million on the guaranteed portion of SBA receivables deemed uncollectible during the six months ended June 30, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	June 30,	December 31,
(In thousands)	2022	2021
Accrual Status:
Multi-family residential	$1,656	$1,690
Commercial real estate	7,572	7,572
One-to-four family - mixed-use property	1,000	1,375
One-to-four family - residential	260	483
Commercial business and other	1,190	1,340
Total	11,678	12,460

Non-Accrual Status:
One-to-four family - mixed-use property	254	261
Commercial business and other	2,850	41
Total	3,104	302

Total performing troubled debt restructured	$14,782	$12,762

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at the period indicated:

	June 30,	December 31,
(In thousands)	2022	2021

Loans 90 days or more past due and still accruing:
Commercial Business and other	$100	$—
Total	100	—
Non-accrual loans:
Multi-family residential	3,414	2,431
Commercial real estate	242	613
One-to-four family - mixed-use property (1)	790	1,309
One-to-four family - residential	5,055	7,725
Construction	856	—
Small business administration	937	937
Commercial Business and other (1)	16,554	1,918
Total	27,848	14,933
Total non-performing loans	27,948	14,933
Other non-performing assets:
Held-to-maturity securities	20,981	—
Total	20,981	—

Total non-performing assets	$48,929	$14,933

Non-performing assets to total assets	0.59%	0.19%
ACL - loans to non-accrual loans	141.57%	248.66%
ACL - loans to non-performing loans	141.06%	248.66%

(1) Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: one-to-four family mixed-use property loans totaling $0.3 million at both June 30, 2022 and December 31, 2021, respectively, and commercial business loans totaling $2.8 million and less than $0.1 million at June 30, 2022 and December 31, 2021, respectively.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at June 30, 2022 and December 31, 2021. Our total Criticized and Classified assets were $78.1 million at June 30, 2022, a decrease of $0.5 million from $78.6 million at December 31, 2021. The Company had one investment security with an amortized cost of $21.0 million classified as substandard at June 30, 2022. This same security was reported as special mention at December 31, 2021.

Included within net loans as of June 30, 2022 and December 31, 2021 were $5.4 million and $8.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the six months ended June 30,
(In thousands)	2022	2021

Balance at beginning of period	$37,135	$45,153
Loans- Charge-off	(1,086)	(4,108)
Loans- Recovery	652	341
Loans- Provision	2,723	1,284
Allowance for Credit Losses - Loans	$39,424	$42,670

Balance at beginning of period	$862	$907
HTM Securities- Provision (Benefit)	223	(63)
Allowance for HTM Securities losses	$1,085	$844

Balance at beginning of period	$1,209	$1,815
Off-Balance Sheet- (Benefit) Provision	235	(245)
Allowance for Off-Balance Sheet losses	$1,444	$1,570

Allowance for Credit Losses	$41,953	$45,084

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2022	2021

Balance at beginning of year	$37,135	$45,153
Provision for credit losses	2,723	1,284

Loans charged-off:
Multi-family residential	—	(43)
Commercial real estate	—	(64)
One-to-four family mixed-use property	—	(32)
SBA	(1,054)	—
Taxi medallion	—	(2,758)
Commercial business and other loans	(32)	(1,211)
Total loans charged-off	(1,086)	(4,108)

Recoveries:
Multi-family residential	1	10
One-to-four family - mixed-use property	—	10
One-to-four family - residential	4	7
Small Business Administration	26	19
Taxi medallion	447	222
Commercial business and other	174	73
Total recoveries	652	341

Net charge-offs	(434)	(3,767)
Balance at end of year	$39,424	$42,670

Ratio of net charge-offs to average loans outstanding during the period	0.01%	0.11%
Ratio of ACL - loans to gross loans at end of period	0.58%	0.64%
Ratio of ACL - loans to non-performing loans at end of period	141.06%	242.55%

The increase in non-performing assets is due to three relationships. One of the loans increasing non-performing assets was resolved subsequent to June 30, 2022.The second loan relationship is collateralized by non-real estate collateral, including credit insurance. The non-performing investment security and attendant loan are collateralized by a commercial condominium located in Manhattan with a combined LTV of approximately 63%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Except as set forth below there have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Changes in Interest Rates, Including Recent and Perhaps Future Increases Fueled by Inflation, May Significantly Impact Our Financial Condition and Results of Operations

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of multi-family residential loans, commercial business loans and commercial real estate mortgage loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the FRB (the “FOMC”), and market interest rates.

It is currently expected that during the remainder of 2022, and perhaps beyond, the FOMC will increase interest rates to reduce the rate of inflation to the extent necessary to reduce inflation to the rate that the FOMC believes is appropriate. In March 2022, the FOMC commenced increasing the target range for the federal funds rate by implementing a 25-basis point increase to a range of 0.25% to 0.50%. In May 2022, the FOMC implemented a 50-basis point increase to a range of 0.75% to 1.00%. In June 2022, the FOMC implemented a 75-basis point increase to a range of 1.50% to 1.75%. At its most recent meeting, in late July 2022, the FOMC further added a 75-basis point increase to a range of 2.25% to 2.50%. All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue. In its July 2022 “Beige Book”, the FRB noted that economic activity had expanded at a modest pace from mid-May, with higher food and gas prices and diminished household discretionary income. The report also noted that housing demand had weakened, commercial real estate conditions had slowed, and loan demand had been mixed, with some financial institutions reporting increased customer usage of revolving credit lines and others reporting weakened residential loan demand amid higher mortgage interest rates. The report concluded that the outlook for future economic growth is mostly negative, with expectations for further weakening of demand over the next six to twelve months.

There can be no assurances as to any future FOMC conduct. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which will positively impact our interest income but may further negatively impact the entire national economy, including the housing industry in the markets we serve, by reducing refinancing activity and new home purchases. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. Our interest rate risk is exacerbated in the short term by the fact that approximately 80% of our certificates of deposit accounts and borrowings will reprice or mature during the next year. While the higher payments we would receive on adjustable-rate loans in a rising interest rate environment may increase our interest income, nonetheless (notwithstanding our stress testing) some borrowers ultimately may be unable to afford the higher payment amounts, which could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

As a result of our historical focus on the origination of multi-family residential mortgage loans, commercial business loans and commercial real estate mortgage loans, most of our loans are adjustable rate, however, many adjust at periods of five to 10 years. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, including as noted above, our cost of funds will increase more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing may increase, as well as prepayments of mortgage-backed securities. Call provisions associated with our investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan portfolio and mortgage-backed and other securities as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offset the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources are utilized. An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable-rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates. Significant increases in prevailing interest rates may significantly affect demand for loans and the value of bank collateral. See “— Local Economic Conditions” disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2022:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2022	20,000	$21.67	20,000	468,187
May 1 to May 31, 2022	246,164	21.89	246,164	1,222,023
June 1 to June 30, 2022	121,525	22.31	121,525	1,100,498
Total	387,689	$22.01	387,689

On May 17, 2022, the Board of Directors approved a new stock repurchase program to purchase up to an additional 1,000,000 shares. During the quarter ended June 30, 2022, the Company repurchased 387,689 shares of the Company’s common stock. On June 30, 2022, 1,100,498 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	August 5, 2022	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	August 5, 2022	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer