Form 10-Q
period 2022-09-30
FLUSHING FINANCIAL CORP
filed 2022-11-08
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2022 was 29,805,453.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

Item 1.   Financial Statements

	September 30,	December 31,
	2022	2021
	(Unaudited)
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$164,693	$81,723
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $4,548 and $5,643 at September 30, 2022 and December 31, 2021, respectively; fair value of $6,986 and $8,667 at September 30, 2022 and December 31, 2021, respectively)	7,880	7,894
Other securities, net of allowance of $1,096 and $862 at September 30, 2022 and December 31, 2021 respectively; (none pledged; fair value of $52,727 and $53,362 at September 30, 2022 and December 31, 2021, respectively)	66,032	49,974
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $210,525 and $212,388 at September 30, 2022 and December 31, 2021, respectively; $317 and $388 at fair value pursuant to the fair value option at September 30, 2022 and December 31, 2021, respectively)	468,366	572,184
Other securities (none pledged; $12,625 and $14,180 at fair value pursuant to the fair value option at September 30, 2022 and December 31, 2021, respectively)	351,495	205,052
Loans:
Multi-family residential	2,608,192	2,517,026
Commercial real estate	1,914,326	1,775,629
One-to-four family --- mixed-use property	560,885	571,795
One-to-four family --- residential	240,484	276,571
Construction	63,651	59,761
Small Business Administration	27,712	93,811
Commercial business and other	1,532,497	1,339,273
Net unamortized premiums and unearned loan fees	8,927	4,239
Less: Allowance for credit losses	(41,268)	(37,135)
Net loans	6,915,406	6,600,970
Interest and dividends receivable	42,571	38,698
Bank premises and equipment, net	22,376	23,338
Federal Home Loan Bank of New York stock, at cost	62,489	35,937
Bank owned life insurance	212,353	210,754
Goodwill	17,636	17,636
Core deposit intangibles	2,147	2,562
Right of use asset	44,885	50,200
Other assets	179,090	148,989
Total assets	$8,557,419	$8,045,911

Liabilities
Due to depositors:
Non-interest bearing	$992,378	$967,621
Interest-bearing	5,062,383	5,365,911
Total Due to depositors	6,054,761	6,333,532
Mortgagors' escrow deposits	70,544	51,913
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	1,336,185	636,187
Subordinated debentures	186,893	122,885
Junior subordinated debentures, at fair value	49,752	56,472
Total borrowed funds	1,572,830	815,544
Operating lease liability	48,330	54,155
Other liabilities	140,235	111,139
Total liabilities	7,886,700	7,366,283

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued at both September 30, 2022 and December 31, 2021; 29,851,253 shares and 30,526,353 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	341	341
Additional paid-in capital	263,755	263,375
Treasury stock, at average cost (4,236,370 shares and 3,561,270 shares at September 30, 2022 and December 31, 2021, respectively)	(90,977)	(75,293)
Retained earnings	543,894	497,889
Accumulated other comprehensive loss, net of taxes	(46,294)	(6,684)
Total stockholders' equity	670,719	679,628

Total liabilities and stockholders' equity	$8,557,419	$8,045,911

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$75,546	$69,198	$212,254	$206,218
Interest and dividends on securities:
Interest	5,676	3,706	14,350	10,463
Dividends	17	7	36	22
Other interest income	506	42	716	129
Total interest and dividend income	81,745	72,953	227,356	216,832
Interest expense
Deposits	11,965	4,705	20,059	16,349
Other interest expense	8,574	4,884	17,882	15,188
Total interest expense	20,539	9,589	37,941	31,537
Net interest income	61,206	63,364	189,415	185,295
Provision (benefit) for credit losses	2,145	(6,927)	5,093	(5,705)
Net interest income after provision (benefit) for credit losses	59,061	70,291	184,322	191,000
Non-interest income
Banking services fee income	1,351	865	3,891	4,823
Net gain on sale of loans	—	131	73	289
Net gain on disposition of assets	—	—	—	621
Net (loss) gain on sale of securities	—	(10)	—	113
Net gain (loss) from fair value adjustments	5,626	(2,289)	6,350	(7,855)
Federal Home Loan Bank of New York stock dividends	538	491	1,342	1,680
Life insurance proceeds	—	—	1,536	—
Bank owned life insurance	1,132	1,015	3,361	3,021
Other income	348	663	1,108	1,275
Total non-interest income	8,995	866	17,661	3,967
Non-interest expense
Salaries and employee benefits	21,438	20,544	66,196	63,087
Occupancy and equipment	3,541	3,534	10,905	10,423
Professional services	2,570	1,899	7,077	6,287
FDIC deposit insurance	738	618	1,773	2,560
Data processing	1,367	1,759	4,174	5,287
Depreciation and amortization of bank premises and equipment	1,488	1,627	4,395	4,904
Other real estate owned / foreclosure expense	143	182	259	194
Other operating expenses	4,349	6,182	15,171	15,773
Total non-interest expense	35,634	36,345	109,950	108,515
Income before income taxes	32,422	34,812	92,033	86,452
Provision for income taxes
Federal	5,783	6,410	16,042	16,338
State and local	3,197	2,989	9,295	6,404
Total provision for income taxes	8,980	9,399	25,337	22,742
Net income	$23,442	$25,413	$66,696	$63,710

Basic earnings per common share	$0.76	$0.81	$2.15	$2.02
Diluted earnings per common share	$0.76	$0.81	$2.15	$2.02
Dividends per common share	$0.22	$0.21	$0.66	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

			(In thousands)

Net income	$23,442	$25,413	$66,696	$63,710
Other comprehensive income (loss), net of tax:
Amortization of actuarial losses, net of taxes of $2 and ($39) for the three months ended September 30, 2022 and 2021, respectively, and of ($1) and ($116) for the nine months ended September 30, 2022 and 2021, respectively.	(4)	86	(19)	259
Amortization of prior service credits, net of taxes of $2 and $7 for the three months ended September 30, 2022 and 2021, respectively, and of $0 and $19 for the nine months ended September 30, 2022 and 2021, respectively.	(5)	(14)	(21)	(44)
Net unrealized losses on securities, net of taxes of $10,266 and $1,209 for the three months ended September 30, 2022 and 2021, respectively, and of $29,925 and $1,518 for the nine months ended September 30, 2022 and 2021, respectively.	(22,797)	(2,645)	(66,658)	(3,365)
Reclassification adjustment for net losses (gains) included in income, net of taxes of ($3) for the three months ended September 30, 2021, and net of taxes of $35 for the nine months ended September 30, 2021.	—	7	—	(78)
Net unrealized gains (losses) on cash flow hedges, net of taxes of ($3,668) and ($910) for the three months ended September 30, 2022 and 2021 respectively, and of ($12,544) and ($4,485) for the nine months ended September 30, 2022 and 2021 respectively.	8,190	1,991	27,856	10,310
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $184 and ($27) for the three months ended September 30, 2022 and 2021, respectively, and of $389 and ($139) for the nine months ended September 30, 2022 and 2021, respectively.	(414)	58	(768)	250

Total other comprehensive income (loss), net of tax	(15,030)	(517)	(39,610)	7,332
Comprehensive net income	$8,412	$24,896	$27,086	$71,042

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2022	2021

	(In thousands)
Operating Activities
Net income	$66,696	$63,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	5,093	(5,705)
Depreciation and amortization of premises and equipment	4,395	4,904
Net gain on sales of loans	(73)	(289)
Net amortization of premiums and (accretion) of discounts	309	(1,062)
Net gain from disposition of assets	—	(621)
Net gain from sale of securities	—	(113)
Deferred income tax provision (benefit)	3,914	(762)
Gain from bank owned life insurance	(1,536)	—
Net loss (gain) from fair value adjustments of qualifying hedges	161	(957)
Net (gain) loss from fair value adjustments	(6,350)	7,855
Income from bank owned life insurance	(3,361)	(3,021)
Stock-based compensation expense	6,230	5,516
Deferred compensation	(4,870)	(2,571)
Amortization of core deposit intangibles	415	464
Decrease in other assets	6,998	821
Decrease in other liabilities	(13,294)	(8,524)
Net cash provided by operating activities	64,727	59,645
Investing Activities
Purchases of premises and equipment	(3,433)	(2,839)
Net (purchases) redemptions of Federal Home Loan Bank-NY shares	(26,552)	7,281
Purchases of securities held-to-maturity	(16,475)	—
Proceeds from prepayments of securities held-to-maturity	190	—
Proceeds from bank owned life insurance	3,307	—
Purchases of securities available for sale	(222,810)	(508,402)
Proceeds from sales and calls of securities available for sale	—	58,613
Change in cash collateral	44,015	—
Proceeds from maturities and prepayments of securities available for sale	80,503	294,004
Net (originations) and repayments of loans	(173,311)	232,391
Purchases of loans	(207,546)	(192,705)
Proceeds from sale of loans	29,247	24,967
Net cash used in investing activities	(492,865)	(86,690)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the nine months ended September 30,
	2022	2021

	(In thousands)
Financing Activities
Net increase in non-interest bearing deposits	$24,757	$162,587
Net (decrease) increase in interest-bearing deposits	(253,478)	168,174
Net increase in mortgagors' escrow deposits	18,631	21,585
Net proceeds (repayments) from short-term borrowed funds	750,000	(25,000)
Proceeds from long-term borrowing	63,710	—
Repayment of long-term borrowings	(50,000)	(251,393)
Purchases of treasury stock	(22,117)	(7,778)
Cash dividends paid	(20,395)	(19,920)
Net cash provided by financing activities	511,108	48,255
Net increase in cash and cash equivalents	82,970	21,210
Cash and cash equivalents, beginning of period	81,723	157,388
Cash and cash equivalents, end of period	$164,693	$178,598
Supplemental Cash Flow Disclosure
Interest paid	$32,459	$30,727
Income taxes paid	24,559	21,419
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	25,142	21,083

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)

Balance at December 31, 2021	$679,628	$341	$263,375	$497,889	$(75,293)	$(6,684)

Net income	18,219	—	—	18,219	—	—
Award of common shares released from Employee Benefit Trust (17,964 shares)	287	—	287	—	—	—
Vesting of restricted stock unit awards (297,626 shares)	—	—	(6,019)	(285)	6,304	—
Purchase of treasury shares (360,000 shares)	(8,469)	—	—	—	(8,469)	—
Stock-based compensation expense	4,194	—	4,194	—	—	—
Repurchase of shares to satisfy tax obligation (97,435 shares)	(2,376)	—	—	—	(2,376)	—
Dividends on common stock ($0.22 per share)	(6,850)	—	—	(6,850)	—	—
Other comprehensive loss	(8,820)	—	—	—	—	(8,820)
Balance at March 31, 2022	$675,813	$341	$261,837	$508,973	$(79,834)	$(15,504)
Net income	25,035	—	—	25,035	—	—
Purchase of treasury shares (387,689 shares)	(8,534)	—	—	—	(8,534)	—
Vesting of restricted stock unit awards (2,015 shares)	—	—	(38)	(5)	43	—
Stock-based compensation expense	1,061	—	1,061	—	—	—
Repurchase of shares to satisfy tax obligation (766 shares)	(17)	—	—	—	(17)	—
Dividends on common stock ($0.22 per share)	(6,786)	—	—	(6,786)	—	—
Other comprehensive loss	(15,760)					(15,760)
Balance at June 30, 2022	$670,812	$341	$262,860	$527,217	$(88,342)	$(31,264)
Net income	23,442	—	—	23,442	—	—
Purchase of treasury shares (131,174 shares)	(2,685)	—	—	—	(2,685)	—
Vesting of restricted stock unit awards (3,995 shares)	—	—	(80)	(6)	86	—
Stock-based compensation expense	975	—	975	—	—	—
Repurchase of shares to satisfy tax obligation (1,672 shares)	(36)	—	—	—	(36)	—
Dividends on common stock ($0.22 per share)	(6,759)	—	—	(6,759)	—	—
Other comprehensive loss	(15,030)					(15,030)
Balance at September 30, 2022	$670,719	$341	$263,755	$543,894	$(90,977)	$(46,294)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited

			Additional			Accumulated Other
		Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Capital	Earnings	Stock	Income (Loss)
Balance at December 31, 2020	$618,997	$341	$261,533	$442,789	$(69,400)	$(16,266)

Net Income	19,039	—	—	19,039	—	—
Award of common shares released from Employee Benefit Trust (5,682 shares)	74	—	74	—	—	—
Vesting of restricted stock unit awards (248,896 shares)	—	—	(5,058)	(153)	5,211	—
Stock-based compensation expense	3,470	—	3,470	—	—	—
Repurchase of shares to satisfy tax obligation (70,292 shares)	(1,290)	—	—	—	(1,290)	—
Dividends on common stock ($0.21 per share)	(6,652)	—	—	(6,652)	—	—
Other comprehensive income	5,563	—	—	—	—	5,563
Balance at March 31, 2021	$639,201	$341	$260,019	$455,023	$(65,479)	$(10,703)
Net Income	19,258	—	—	19,258	—	—
Award of common shares released from Employee Benefit Trust (6,445 shares)	91	—	91	—	—	—
Vesting of restricted stock unit awards (10,932 shares)	—	—	(221)	(8)	229	—
Stock-based compensation expense	1,069	—	1,069	—	—	—
Repurchase of shares to satisfy tax obligation (3,886 shares)	(85)	—	—	—	(85)	—
Dividends on common stock ($0.21 per share)	(6,653)	—	—	(6,653)	—	—
Other comprehensive income	2,286	—	—	—	—	2,286
Balance at June 30, 2021	$655,167	$341	$260,958	$467,620	$(65,335)	$(8,417)
Net Income	25,413	—	—	25,413	—	—
Award of common shares released from Employee Benefit Trust (5,493 shares)	74	—	74	—	—	—
Vesting of restricted stock unit awards	—	—	—	—	—	—
Stock-based compensation expense	977	—	977	—	—	—
Purchase of treasury shares (285,643 shares)	(6,403)	—	—	—	(6,403)	—
Dividends on common stock ($0.21 per share)	(6,615)	—	—	(6,615)	—	—
Other comprehensive income	(517)	—	—	—	—	(517)
Balance at September 30, 2021	$668,096	$341	$262,009	$486,418	$(71,738)	$(8,934)

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

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, and the fair value of financial instruments. A review of goodwill was performed at September 30, 2022 and no impairment was indicated.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share data)
Net income, as reported	$23,442	$25,413	$66,696	$63,710
Divided by:
Total weighted average common shares outstanding and common stock equivalents (1)	30,695	31,567	30,960	31,616
Basic earnings per common share	$0.76	$0.81	$2.15	$2.02
Diluted earnings per common share	$0.76	$0.81	$2.15	$2.02
Dividend Payout ratio	28.9%	25.9%	30.7%	31.2%
(1)	For the three and nine months ended September 30, 2022 and 2021, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The Company did not hold any trading securities at September 30, 2022 and December 31, 2021. Securities available for sale are recorded at fair value. Securities held-to-maturity (“HTM”) are recorded at amortized cost.

The following table summarizes the Company’s portfolio of securities held-to-maturity at September 30, 2022:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$67,128	$52,727	$—	$14,401
Total municipals	67,128	52,727	—	14,401

FNMA	7,880	6,986	—	894
Total mortgage-backed securities	7,880	6,986	—	894

Allowance for Credit Losses	(1,096)	—	—	—
Total	$73,912	$59,713	$—	$15,295

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2021:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,836	$53,362	$2,526	$—
Total municipals	50,836	53,362	2,526	—

FNMA	7,894	8,667	773	—
Total mortgage-backed securities	7,894	8,667	773	—

Allowance for Credit Losses	(862)	—	—	—
Total	$57,868	$62,029	$3,299	$—

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2022:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$84,400	$81,591	$11	$2,820
Corporate	146,428	132,499	—	13,929
Mutual funds	11,131	11,131	—	—
Collateralized loan obligations	130,371	124,780	—	5,591
Other	1,494	1,494	—	—
Total other securities	373,824	351,495	11	22,340
REMIC and CMO	181,595	155,954	—	25,641
GNMA	9,385	7,400	4	1,989
FNMA	204,305	174,122	—	30,183
FHLMC	156,524	130,890	—	25,634
Total mortgage-backed securities	551,809	468,366	4	83,447
Total securities available for sale	$925,633	$819,861	$15	$105,787

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

The corporate securities held by the Company at September 30, 2022 and December 31, 2021 are issued by U.S. banking institutions. The CMOs held by the Company at September 30, 2022 and December 31, 2021 are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2022, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$67,128	$52,727
Total other securities	67,128	52,727
Mortgage-backed securities	7,880	6,986
	75,008	59,713

Allowance for credit losses	(1,096)	-
Total securities held-to-maturity	$73,912	$59,713

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$10,016	$9,907
Due after one year through five years	134,500	127,090
Due after five years through ten years	195,895	181,787
Due after ten years	22,282	21,580
Total other securities	362,693	340,364
Mutual funds	11,131	11,131
Mortgage-backed securities	551,809	468,366
Total securities available for sale	$925,633	$819,861

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2022
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities

Municipals	3	$52,727	$14,401	$52,727	$14,401	$—	$—
Total other securities	3	52,727	14,401	52,727	14,401	—	—

FNMA	1	6,986	894	6,986	894	—	—
Total mortgage-backed securities	1	6,986	894	6,986	894	—	—

Total	4	$59,713	$15,295	$59,713	$15,295	$—	$—

Available for sale securities
U.S. government agencies	7	$77,678	$2,820	$77,678	$2,820	$—	$—
Corporate	19	119,999	13,929	43,114	3,386	76,885	10,543
CLO	19	124,780	5,591	104,671	4,448	20,109	1,143
Total other securities	45	322,457	22,340	225,463	10,654	96,994	11,686

REMIC and CMO	47	155,637	25,641	61,979	5,523	93,658	20,118
GNMA	9	7,237	1,989	337	31	6,900	1,958
FNMA	51	174,122	30,183	58,057	7,479	116,065	22,704
FHLMC	26	130,891	25,634	40,649	4,754	90,242	20,880
Total mortgage-backed securities	133	467,887	83,447	161,022	17,787	306,865	65,660
Total	178	$790,344	$105,787	$386,485	$28,441	$403,859	$77,346

	At December 31, 2021
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities
U.S. government agencies	2	$5,577	$9	$1,130	$5	$4,447	$4
Corporate	13	94,234	3,189	65,453	1,970	28,781	1,219
CLO	4	31,012	255	10,000	1	21,012	254
Total other securities	19	130,823	3,453	76,583	1,976	54,240	1,477

REMIC and CMO	15	124,131	3,656	105,959	2,800	18,172	856
GNMA	4	9,924	316	1,138	16	8,786	300
FNMA	25	171,109	2,160	153,657	1,587	17,452	573
FHLMC	18	129,115	2,635	98,297	1,448	30,818	1,187
Total mortgage-backed securities	62	434,279	8,767	359,051	5,851	75,228	2,916
Total	81	$565,102	$12,220	$435,634	$7,827	$129,468	$4,393

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company reviewed each available for sale security that had an unrealized loss at September 30, 2022 and December 31, 2021. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company identifies any decline in the fair value due to credit loss factors and evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at September 30, 2022 as part of its quarterly Current Expected Credit Loss (“CECL”) process, with an allowance for credit losses of $1.1 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively.

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on HTM and valuation of AFS securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million each at September 30, 2022 and December 31, 2021 and accrued interest receivable on available for sale debt securities totaled $3.0 million and $1.5 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	Other Securities
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Beginning balance	$1,085	$844	$862	$907
Provision (benefit)	11	(1)	234	(64)
Allowance for credit losses	$1,096	$843	$1,096	$843

During the three months ended September 30, 2022, the Company modified one investment security totaling $21.0 million as troubled debt restructured (“TDR”) by granting a payment forbearance until January 2023. At September 30, 2022, this security is non-accrual and non-performing.

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three and nine months ended September 30, 2022. The Company sold $20.0 million and $45.0 million in corporate securities during the three and nine months ended September 30, 2021, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the gross gains and gross losses realized from the sale of available for sale securities for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Gross gains from the sale of securities	$—	$—	$—	$123
Gross losses from the sale of securities	—	(10)	—	(10)
Net gains from the sale of securities	$—	$(10)	$—	$113

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $36.1 million and $35.8 million at September 30, 2022 and December 31, 2021, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

During the three months ended September 30, 2022, the Company recorded a provision for credit losses on loans totaling $2.1 million, compared to a benefit for credit losses on loans totaling $6.9 million for the three months ended September 30, 2021. The Company recorded a provision for credit losses on loans totaling $4.9 million for the nine months ended September 30, 2022 compared to a benefit of $5.6 million for the nine months ended September 30, 2021. The provision recorded during the nine months ended September 30, 2022 was driven by loan growth, increased reserves on two previously identified credits, coupled with the ongoing environmental uncertainty resulting from high and rising inflation including increasing interest rates. During the nine months ended September 30, 2022, the Company made no changes to

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

the reasonable and supportable forecast period and decreased the reversion period from six quarters to two quarters in order to revert back to our historical losses sooner as the economic forecast in the model is more favorable than the current conditions. The ACL - loans totaled $41.3 million at September 30, 2022 compared to $37.1 million at December 31, 2021. At September 30, 2022, the ACL - loans represented 0.59% of gross loans and 142.3% of non-performing loans. At December 31, 2021, the ACL - loans represented 0.56% of gross loans and 248.7% of non-performing loans.

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

The allocation of a portion of the ACL for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR loan which is collateral dependent, the fair value of the collateral. At September 30, 2022, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the ACL.

During the three months ended September 30, 2022 and 2021, there were no TDR loans that defaulted within 12 months of their modification date. During the nine months ended September 30, 2022, there were no TDR loans that defaulted within 12 months of their modification date. During the nine months ended September 30, 2021 there was one commercial business TDR loan totaling $3.0 million that defaulted within 12 months of its modification date.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows loans modified as TDR during the period indicated:

	For the three months ended
	September 30, 2022
(Dollars in thousands)	Number	Balance	Modification description

Commercial business and other	1	$2,982	Amortization extension.
Total	1	$2,982

	For the nine months ended
	September 30, 2022
(Dollars in thousands)	Number	Balance	Modification description
Small Business Administration	1	$271	Amortization extension.
Commercial business and other	5	8,204	One loan received a below market interest rate and four loans had an amortization extension.
Total	6	$8,475

	For the nine months ended
	September 30, 2021
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	2	$674	Amortization extensions.
Total	2	$674

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	September 30, 2022		December 31, 2021
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Multi-family residential	6	$1,677	6	$1,690
Commercial real estate	1	7,572	1	7,572
One-to-four family - mixed-use property (1)	4	1,237	5	1,636
One-to-four family - residential	1	257	3	483
Small Business Administration	1	255	—	—
Commercial business and other (1)	6	3,805	5	1,381
Total performing	19	$14,803	20	$12,762
(1)	These loans continue to pay as agreed, however the Company records interest received on a cash basis.

The following table shows loans classified as TDR at amortized cost that were not performing according to their restructured terms at the periods indicated:

	September 30, 2022
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Commercial business and other	1	$3,000
Total non-performing	1	$3,000

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the period shown below:

	At or for the nine months ended September 30, 2022
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,652	$3,715	$3,715	$—	$—
Commercial real estate	640	1,908	1,908	—	—
One-to-four family - mixed-use property (1)	1,582	1,046	1,046	—	—
One-to-four family - residential	7,482	4,191	4,191	—	—
Small Business Administration	952	950	950	—	—
Commercial business and other (1)	1,945	18,252	4,882	159	2,000
Total	$15,253	$30,062	$16,692	$159	$2,000
(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.2 million. Commercial business and other contains a non-accrual performing TDR totaling $2.9 million.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$618	$415	$1,578	$1,330
Less: Interest income included in the results of operations	181	156	618	480
Total foregone interest	$437	$259	$960	$850

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	September 30, 2022
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$4,920	$1,077	$3,715	$9,712	$2,601,630	$2,611,342
Commercial real estate	—	4,066	3,908	7,974	1,908,038	1,916,012
One-to-four family - mixed-use property	2,311	318	796	3,425	560,359	563,784
One-to-four family - residential	99	229	4,191	4,519	237,121	241,640
Construction	—	—	—	—	63,487	63,487
Small Business Administration	—	—	950	950	26,607	27,557
Commercial business and other	325	9,597	2,343	12,265	1,520,587	1,532,852
Total	$7,655	$15,287	$15,903	$38,845	$6,917,829	$6,956,674

	December 31, 2021
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$3,652	$4,193	$2,652	$10,497	$2,508,730	$2,519,227
Commercial real estate	5,743	—	640	6,383	1,770,992	1,777,375
One-to-four family - mixed-use property	2,319	—	1,321	3,640	571,296	574,936
One-to-four family - residential	163	224	7,483	7,870	269,942	277,812
Construction	—	—	—	—	59,473	59,473
Small Business Administration	—	—	952	952	90,884	91,836
Commercial business and other	101	40	1,386	1,527	1,335,919	1,337,446
Total	$11,978	$4,457	$14,434	$30,869	$6,607,236	$6,638,105

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three month periods indicated:

	September 30, 2022
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$9,405	$8,443	$1,959	$866	$300	$2,118	$—	$16,333	$39,424
Charge-offs	—	—	—	(2)	—	—	—	(322)	(324)
Recoveries	—	—	—	—	—	12	—	22	34
Provision (benefit)	355	(29)	3	(59)	(44)	(68)	—	1,976	2,134
Ending balance	$9,760	$8,414	$1,962	$805	$256	$2,062	$—	$18,009	$41,268

	September 30, 2021
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$6,559	$5,868	$1,492	$716	$185	$2,302	$—	$25,548	$42,670
Charge-offs	—	—	—	—	—	—	—	(1,019)	(1,019)
Recoveries	—	—	123	147	—	8	1,235	125	1,638
Provision (benefit)	(161)	(112)	(169)	(232)	(17)	(646)	(1,235)	(4,354)	(6,926)
Ending balance	$6,398	$5,756	$1,446	$631	$168	$1,664	$—	$20,300	$36,363

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the nine month periods indicated:

	September 30, 2022
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135
Charge-offs	—	—	—	(2)	—	(1,054)	—	(354)	(1,410)
Recoveries	1	—	—	4	—	39	447	195	686
Provision (benefit)	1,574	1,256	207	19	70	1,868	(447)	310	4,857
Ending balance	$9,760	$8,414	$1,962	$805	$256	$2,062	$—	$18,009	$41,268

	September 30, 2021
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153
Charge-offs	(43)	(64)	(32)	—	—	—	(2,758)	(2,230)	(5,127)
Recoveries	10	—	133	154	—	27	1,457	198	1,979
Provision (Benefit)	(126)	(2,507)	(641)	(392)	(329)	(614)	1,301	(2,334)	(5,642)
Ending balance	$6,398	$5,756	$1,446	$631	$168	$1,664	$—	$20,300	$36,363

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination at September 30, 2022:

							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2022	2021	2020	2019	2018	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$14,376	$8,756	$18,790	$42,039	$29,191	$99,631	$7,588	$13,558	$233,929
Watch	—	289	—	732	—	1,330	63	841	3,255
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,010	—	446	4,456
Total 1-4 Family Residential	$14,376	$9,045	$18,790	$42,771	$29,191	$104,971	$7,651	$14,845	$241,640
1-4 Family Mixed-Use
Pass	$38,477	$44,662	$32,958	$64,949	$67,082	$304,622	$—	$—	$552,750
Watch	—	—	888	741	—	7,207	—	—	8,836
Special Mention	—	—	—	—	—	962	—	—	962
Substandard	—	—	—	—	—	1,236	—	—	1,236
Total 1-4 Family Mixed-Use	$38,477	$44,662	$33,846	$65,690	$67,082	$314,027	$—	$—	$563,784
Commercial Real Estate
Pass	$302,056	$182,756	$153,420	$234,022	$245,188	$763,516	$—	$—	$1,880,958
Watch	—	1,605	—	8,602	6,784	10,081	—	—	27,072
Special Mention	—	—	—	—	—	4,066	—	—	4,066
Substandard	—	—	—	2,000	—	1,916	—	—	3,916
Total Commercial Real Estate	$302,056	$184,361	$153,420	$244,624	$251,972	$779,579	$—	$—	$1,916,012
Construction
Pass	$1,984	$15,769	$13,814	$—	—	$—	$22,870	$—	$54,437
Watch	—	—	—	—	6,450	—	—	—	6,450
Special Mention	—	—	—	—	—	2,600	—	—	2,600
Substandard	—	—	—	—	—	—	—	—	—
Total Construction	$1,984	$15,769	$13,814	$—	$6,450	$2,600	$22,870	$—	$63,487
Multi-family
Pass	$417,745	$290,993	$226,506	$318,909	$385,967	$925,965	$6,175	$—	$2,572,260
Watch	—	1,117	1,462	—	14,810	15,927	—	—	33,316
Special Mention	—	—	—	—	725	568	—	—	1,293
Substandard	—	—	—	—	2,882	1,591	—	—	4,473
Total Multi-family	$417,745	$292,110	$227,968	$318,909	$404,384	$944,051	$6,175	$—	$2,611,342
Commercial Business - Secured by RE
Pass	$167,534	$141,946	$89,845	$34,367	$56,849	$96,077	$—	$—	$586,618
Watch	—	—	20,842	49,095	17,976	57,727	—	—	145,640
Special Mention	—	—	—	576	—	—	—	—	576
Substandard	—	—	—	—	—	3,513	—	—	3,513
Total Commercial Business - Secured by RE	$167,534	$141,946	$110,687	$84,038	$74,825	$157,317	$—	$—	$736,347
Commercial Business
Pass	$142,249	$97,440	$44,163	$42,581	$46,191	$61,019	$265,892	$—	$699,535
Watch	2,336	—	488	22,117	16,096	18,538	4,236	—	63,811
Special Mention	—	2,461	4,727	37	1,919	481	59	—	9,684
Substandard	1,454	1,435	72	31	2,862	1,869	14,855	—	22,578
Doubtful	—	—	—	—	—	—	792	—	792
Total Commercial Business	$146,039	$101,336	$49,450	$64,766	$67,068	$81,907	$285,834	$—	$796,400
Small Business Administration
Pass	$2,709	$9,533	$4,727	$686	$1,304	$1,887	$—	$—	$20,846
Watch	—	—	—	53	2,517	2,893	—	—	5,463
Special Mention	—	—	—	—	—	42	—	—	42
Substandard	—	—	—	—	—	1,206	—	—	1,206
Total Small Business Administration	$2,709	$9,533	$4,727	$739	$3,821	$6,028	$—	$—	$27,557
Other
Pass	$—	$—	$—	$—	$—	$22	$83	$—	$105
Total Other	$—	$—	$—	$—	$—	$22	$83	$—	$105
Total by Loan Type
Total Pass	$1,087,130	$791,855	$584,223	$737,553	$831,772	$2,252,739	$302,608	$13,558	$6,601,438
Total Watch	2,336	3,011	23,680	81,340	64,633	113,703	4,299	841	293,843
Total Special Mention	—	2,461	4,727	613	2,644	8,719	59	—	19,223
Total Substandard	1,454	1,435	72	2,031	5,744	15,341	14,855	446	41,378
Total Doubtful	—	—	—	—	—	—	792	—	792
Total Loans	$1,090,920	$798,762	$612,702	$821,537	$904,793	$2,390,502	$322,613	$14,845	$6,956,674

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans as of September 30, 2022 and December 31, 2021 were $5.3 million and $8.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	September 30, 2022		December 31, 2021
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$3,715	$—	$2,652	$—
Commercial real estate	2,402	—	1,158	—
One-to-four family - mixed-use property	1,046	—	1,582	—
One-to-four family - residential	4,191	—	7,482	—
Small Business Administration	—	950	—	952
Commercial business and other	—	17,758	—	1,427
Total	$11,354	$18,708	$12,874	$2,379

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $412.3 million and $472.9 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents the activity in the allowance for off balance sheet credit losses for the three and nine months ended September 30, 2022 and 2021.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Balance at beginning of period	$1,444	$1,570	$1,209	$1,815
Off-Balance Sheet- Benefit	(631)	(259)	(396)	(504)
Allowance for Off-Balance Sheet - Credit losses (1)	$813	$1,311	$813	$1,311

(1)	Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2022 and December 31, 2021, the Bank did not have any loans held for sale.

The following table shows loans sold during the periods indicated:

	For the three months ended September 30, 2022
			Net
(Dollars in thousands)	Loans sold	Proceeds	charge-offs	Net gain
Performing loans
Multi-family residential	1	$10,682	$—	$—
Total	1	$10,682	$—	$—

	For the three months ended September 30, 2021
			Net
(Dollars in thousands)	Loans sold	Proceeds	charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	2	$1,316	$—	$15
Commercial real estate	1	$4,344	$—	$87
One-to-four family - mixed-use property	3	723	—	29
Total	6	$6,383	$—	$131

	For the nine months ended September 30, 2022
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Multi-family residential	5	$20,818	$—	$—
Commercial	1	4,312	—	—
Total	6	$25,130	$—	$—

Delinquent and non-performing loans
Commercial	1	3,687	—	73
One-to-four family - mixed-use property	1	430	—	—
Total	2	$4,117	$—	$73

	For the nine months ended September 30, 2021
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	10	$12,069	$(43)	$78
Commercial	4	7,380	(64)	104
One-to-four family - mixed-use property	13	5,518	(14)	107
Total	27	$24,967	$(121)	$289

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 28 operating leases for branches (including headquarters) and office spaces, 10 operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from three months to approximately 14 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

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

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021

Operating lease ROU asset	$44,885	$50,200

Operating lease liability	$48,330	$54,155

Weighted-average remaining lease term-operating leases	6.8 years	7.4 years
Weighted average discount rate-operating leases	3.1%	3.1%

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended
(Dollars in thousands)	Line Item Presented	September 30, 2022	September 30, 2021

Lease Cost
Operating lease cost	Occupancy and equipment	$2,100	$2,197
Operating lease cost	Other operating expenses	23	20
Short-term lease cost	Professional Services and Other operating expenses	36	34
Variable lease cost	Occupancy and equipment	275	230
Total lease cost		$2,434	$2,481

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,342	$2,435
Right-of-use assets obtained in exchange for new operating lease liabilities		$—	$28

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

		For the nine months ended
(Dollars in thousands)	Line Item Presented	September 30, 2022	September 30, 2021

Lease Cost
Operating lease cost	Occupancy and equipment	$6,299	$6,503
Operating lease cost	Other operating expenses	71	62
Short-term lease cost	Professional Services and Other operating expenses	132	129
Variable lease cost	Occupancy and equipment	713	826
Total lease cost		$7,215	$7,520

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$7,111	$10,483
Right-of-use assets obtained in exchange for new operating lease liabilities		$47	$4,827

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of September 30, 2022:

Minimum Rental
(In thousands)
Years ended December 31:
2022	$2,084
2023	9,502
2024	9,336
2025	8,662
2026	7,769
Thereafter	16,277
Total minimum payments required	53,630
Less: implied interest	5,300
Total lease obligations	$48,330

8.     Stock-Based Compensation

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of September 30, 2022, PRSUs granted in 2022 and 2020 are being accrued at target and PRSUs granted in 2021 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On May 18, 2021, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 968,657 shares were available for future issuance under the 2014 Omnibus Plan at September 30, 2022.

For the three months ended September 30, 2022 and 2021, the Company’s net income, as reported, included $0.7 million and $1.2 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.2 million and $0.3 million of income tax benefit respectively, related to the stock-based compensation plans. For the nine months ended September 30, 2022 and 2021, the Company’s net income, as reported, included $5.6 million and $6.3 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.5 million and $1.7 million of income tax benefit, respectively, related to the stock-based compensation plans.

During the three months ended September 30, 2022 and 2021, the Company did not grant any RSU or PRSUs. During the nine months ended September 30, 2022 and 2021, the Company granted 212,811 and 238,985 RSU awards and 63,250 and 62,790 PRSU awards, respectively.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method. Forfeitures are recorded in the period they occur.

The following table summarizes the Company’s RSU and PRSU awards at or for the nine months ended September 30, 2022:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2021	310,430	$21.49	102,920	$20.02
Granted	212,811	24.83	63,250	25.11
Vested	(219,873)	23.62	(71,390)	23.48
Forfeited	(1,895)	23.99	—	—
Non-vested at September 30, 2022	301,473	$22.28	94,780	$20.81
Vested but unissued at September 30, 2022	227,051	$22.41	118,245	$20.76

As of September 30, 2022, there was $5.2 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of awards vested for the three months ended September 30, 2021 was $0.4 million. The total fair value of awards vested for the nine months ended September 30, 2022 and 2021 was $7.1 million and $5.4 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2022:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2021	128,881	$24.30
Granted	28,762	23.94
Distributions	(993)	23.36
Outstanding at September 30, 2022	156,650	$19.37
Vested at September 30, 2022	156,407	$19.37

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.3) million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. The total fair value of the distributions from the Phantom Stock Plan was $6,000 and $2,000 for each of the three months ended September 30, 2022 and 2021, respectively.

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of ($0.7) million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The total fair value of the distributions from the Phantom Stock Plan was $23,000 and $50,000 for the nine months ended September 30, 2022, and 2021, respectively.

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021

Employee Pension Plan:
Interest cost	$138	$128	$414	$384
Amortization of unrecognized loss	1	122	3	366
Expected return on plan assets	(257)	(274)	(772)	(822)
Net employee pension benefit	$(118)	$(24)	$(355)	$(72)

Outside Director Pension Plan:
Service cost	$3	$4	$9	$12
Interest cost	11	12	34	36
Amortization of unrecognized gain	(7)	(5)	(21)	(15)
Net outside director pension expense	$7	$11	$22	$33

Other Postretirement Benefit Plans:
Service cost	$67	$73	$201	$219
Interest cost	70	58	209	174
Amortization of actuarial gain	—	8	—	24
Amortization of past service credit	(7)	(21)	(21)	(63)
Net other postretirement expense	$130	$118	$389	$354

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2021 that it expects to contribute $0.3 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2022. The Company does not expect to make a contribution to the Employee Pension Plan (the “Employee Pension Plan”). As of September 30, 2022, the Company had contributed $0.1 million to the Outside Director Pension Plan and $18,000 to the Other Postretirement Benefit Plans. As of September 30, 2022, the Company has not revised its expected contributions for the year ending December 31, 2022.

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2022, the Company carried financial assets and financial liabilities under the fair value option with fair values of $12.9 million and $49.8 million, respectively. At December 31, 2021, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.6 million and $56.5 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and nine months ended September 30, 2022 and 2021.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
Description	2022	2021	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(In thousands)
Mortgage-backed securities	$317	$388	$(6)	$(1)	$(18)	$(3)
Other securities	12,625	14,180	(661)	6	(1,681)	7
Borrowed funds	49,752	56,472	6,293	(1,849)	8,049	(8,837)
Net gain (loss) from fair value adjustments (1)			$5,626	$(1,844)	$6,350	$(8,833)

(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of ($0.4) million for the three months ended September 30, 2021 and $1.0 million for the nine months ended September 30, 2021, from the change in the fair value of interest rate swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2022 and December 31, 2021. The fair value of borrowed funds includes accrued interest payable of $0.3 million and $0.1 million at September 30, 2022 and December 31, 2021, respectively.

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

Level 1 – when quoted market prices are available in an active market. At September 30, 2022 and December 31, 2021, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2022 and December 31, 2021, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2022 and December 31, 2021, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at September 30, 2022 and December 31, 2021:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2022	2021	2022	2021	2022	2021	2022	2021

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed
Securities	$—	$—	$468,366	$572,184	$—	$—	$468,366	$572,184
Other securities	11,131	12,485	338,870	190,872	1,494	1,695	351,495	205,052
Interest rate swaps	—	—	83,280	10,683	—	—	83,280	10,683

Total assets	$11,131	$12,485	$890,516	$773,739	$1,494	$1,695	$903,141	$787,919

Liabilities:
Borrowings	$—	$—	$—	$—	$49,752	$56,472	$49,752	$56,472
Interest rate swaps	—	—	18,698	25,071	—	—	18,698	25,071

Total liabilities	$—	$—	$18,698	$25,071	$49,752	$56,472	$68,450	$81,543

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	September 30, 2022		September 30, 2021
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,662	$55,352	$1,495	$49,814
Net (loss) gain from fair value adjustment of financial assets (1)	(171)	—	53	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(6,293)	—	1,850
Increase (decrease) in accrued interest	3	95	—	(1)
Change in unrealized (gains) losses included in other comprehensive loss	—	598	—	(85)
Ending balance	$1,494	$49,752	$1,548	$51,578
Changes in unrealized gains held at period end	$—	$2,177	$—	$3,058

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended
	September 30, 2022		September 30, 2021
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,695	$56,472	$1,295	$43,136
Net (loss) gain from fair value adjustment of financial assets (1)	(206)	—	254	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(8,049)	—	8,837
Increase (decrease) in accrued interest	5	172	(1)	(6)
Change in unrealized (gains) losses included in other comprehensive loss	—	1,157	—	(389)
Ending balance	$1,494	$49,752	$1,548	$51,578
Changes in unrealized gains held at period end	$—	$2,177	$—	$3,058
(1)	Totals in the tables above are presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,494	Discounted cash flows	Spread over 3-month Libor	n/a	3.7%

Liabilities:

Junior subordinated debentures	$49,752	Discounted cash flows	Spread over 3-month Libor	n/a	3.7%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,695	Discounted cash flows	Spread over 3-month Libor	n/a	2.2%

Liabilities:

Junior subordinated debentures	$56,472	Discounted cash flows	Spread over 3-month Libor	n/a	2.2%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2022 and December 31, 2021, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at September 30, 2022 and December 31, 2021:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2022	2021	2022	2021	2022	2021	2022	2021

	(In thousands)
Assets:
Non-accrual loans	$—	$—	$—	$—	$19,033	$11,026	$19,033	$11,026

Total assets	$—	$—	$—	$—	$19,033	$11,026	$19,033	$11,026

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$18,875	Sales approach	Adjustment to sales comparison value	-11.5% to 0.0%	0.4%
			Reduction for planned expedited disposal	8.0% to 15.0%	13.6%

Non-accrual loans	$158	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

	At December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Non-accrual loans	$10,579	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	11.9%

Non-accrual loans	$447	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The methods and assumptions used to estimate fair value at September 30, 2022 and December 31, 2021 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$164,693	$164,693	$164,693	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,880	6,986	—	6,986	—
Other securities	66,032	52,727	—	—	52,727
Securities available for sale
Mortgage-backed securities	468,366	468,366	—	468,366	—
Other securities	351,495	351,495	11,131	338,870	1,494
Loans	6,956,674	6,794,125	—	—	6,794,125
FHLB-NY stock	62,489	62,489	—	62,489	—
Accrued interest receivable	42,571	42,571	—	3,093	39,478
Interest rate swaps	83,280	83,280	—	83,280	—

Liabilities:

Deposits	$6,125,305	$6,092,158	$5,089,198	$1,002,960	$—
Borrowed Funds	1,572,830	1,547,433	—	1,497,681	49,752
Accrued interest payable	8,628	8,628	—	8,628	—
Interest rate swaps	18,698	18,698	—	18,698	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$81,723	$81,723	$81,723	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,894	8,667	—	8,667	—
Other securities	49,974	53,362	—	—	53,362
Securities available for sale
Mortgage-backed securities	572,184	572,184	—	572,184	—
Other securities	205,052	205,052	12,485	190,872	1,695
Loans	6,638,105	6,687,125	—	—	6,687,125
FHLB-NY stock	35,937	35,937	—	35,937	—
Accrued interest receivable	38,698	38,698	—	1,574	37,124
Interest rate swaps	10,683	10,683	—	10,683	—

Liabilities:

Deposits	$6,385,445	$6,385,276	$5,438,870	$946,406	$—
Borrowed Funds	815,544	816,012	—	759,540	56,472
Accrued interest payable	4,777	4,777	—	4,777	—
Interest rate swaps	25,071	25,071	—	25,071	—

11.     Derivative Financial Instruments

At September 30, 2022 and December 31, 2021, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $287.1 million and $299.6 million at September 30, 2022 and December 31, 2021, respectively; 2) to facilitate risk management strategies for our loan customers with $222.9 million of swaps

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

outstanding, which include $111.4 million with customers and $111.4 million with bank counterparties at September 30, 2022 and $228.0 million of swaps outstanding, which include $114.0 million with customers and $114.0 million with bank counterparties at December 31, 2021; and 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered deposits totaling $871.5 million at September 30, 2022, and $996.5 at December 31, 2021.

At September 30, 2022 and December 31, 2021, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At September 30, 2022 and December 31, 2021, derivatives with a combined notional amount of $222.9 million and $228.0 million, respectively, were not designated as hedges. At September 30, 2022 and December 31, 2021, derivatives with a combined notional amount of $287.1million and $299.6 million, respectively, were designated as fair value hedges. At September 30, 2022 and December 31, 2021, derivatives with a combined notional amount of $871.5 million and $996.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended September 30, 2022 and 2021, $1.0 million and $2.6 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive loss is $4.1 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain (loss) from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	September 30, 2022		December 31, 2021
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

	(In thousands)
Interest rate swaps (cash flow hedge)	$871,500	$38,361	$355,000	$7,328
Interest rate swaps (fair value hedge)	287,085	26,221	—	—
Interest rate swaps (non-hedge)	111,446	18,698	113,988	3,355

Interest rate swaps (fair value hedge)	—	—	299,555	(12,329)
Interest rate swaps (cash flow hedge)	—	—	641,500	(9,387)
Interest rate swaps (non-hedge)	111,446	(18,698)	113,988	(3,355)
Total derivatives	$1,381,477	$64,582	$1,524,031	$(14,388)
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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Loans
Multi-family residential	$92,692	$113,730	$(11,412)	$7,608
Commercial real estate	168,117	192,694	(16,105)	3,477
Commercial business and other	—	6,298	—	122
Total	$260,809	$312,722	$(27,517)	$11,207

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the nine months ended
		September 30,		September 30,
(In thousands)	Affected Line Item in the Statements Where Net Income is Presented	2022	2021	2022	2021
Financial Derivatives:
	Other interest expense	$—	$(33)	$—	$(305)
	Net gain (loss) from fair value adjustments	—	(445)	—	978
Interest rate swaps (non-hedge)		—	(478)	—	673

Interest rate swaps (fair value hedge)	Interest and fees on loans	253	(1,206)	(2,068)	(3,231)

	Other interest expense	64	(2,737)	(3,890)	(7,942)
	Deposit	793	—	842	—
Interest rate swaps (cash flow hedge)		857	(2,737)	(3,048)	(7,942)

Net income (loss)		$1,110	$(4,421)	$(5,116)	$(10,500)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

September 30, 2022
Gross Amounts Not Offset in the
Consolidated Statements of
		Gross Amount Offset in	Net Amount of Assets	Financial Condition
	Gross Amount of	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Recognized Assets	of Condition	Statements of Condition	Instruments	Received	Net Amount

Interest rate swaps	$83,280	$—	$83,280	$—	$50,505	$32,775

Gross Amounts Not Offset in the
Consolidated Statements of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Financial Condition
	Recognized	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Liabilities	of Condition	Statements of Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$18,698	$—	$18,698	$—	$—	$18,698

December 31, 2021
Gross Amounts Not Offset in the
Consolidated Statements of
		Gross Amount Offset in	Net Amount of Assets	Financial Condition
	Gross Amount of	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Recognized Assets	of Condition	Statements of Condition	Instruments	Received	Net Amount

Interest rate swaps	$10,683	$—	$10,683	$—	$—	$10,683

Gross Amounts Not Offset in the
Consolidated Statements of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Financial Condition
	Recognized	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Liabilities	of Condition	Statements of Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$25,071	$—	$25,071	$—	$21,527	$3,544

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended September 30, 2022
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(50,133)	$18,260	$(1,313)	$1,922	$(31,264)

Other comprehensive income before reclassifications, net of tax	(22,797)	7,480	—	(414)	(15,731)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	710	(9)	—	701

Net current period other comprehensive income, net of tax	(22,797)	8,190	(9)	(414)	(15,030)

Ending balance, net of tax	$(72,930)	$26,450	$(1,322)	$1,508	$(46,294)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended September 30, 2021
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$485	$(9,202)	$(1,741)	$2,041	$(8,417)

Other comprehensive income before reclassifications, net of tax	(2,645)	179	—	58	(2,408)

Amounts reclassified from accumulated other comprehensive income, net of tax	7	1,812	72	—	1,891

Net current period other comprehensive income (loss), net of tax	(2,638)	1,991	72	58	(517)

Ending balance, net of tax	$(2,153)	$(7,211)	$(1,669)	$2,099	$(8,934)

	For the nine months ended September 30, 2022
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income before reclassifications, net of tax	(66,658)	23,657	—	(768)	(43,769)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	4,199	(40)	—	4,159

Net current period other comprehensive income (loss), net of tax	(66,658)	27,856	(40)	(768)	(39,610)

Ending balance, net of tax	$(72,930)	$26,450	$(1,322)	$1,508	$(46,294)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended September 30, 2022
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps	$(1,030)		Interest expense
	320		Provision for income taxes
	$(710)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$6	(1)	Other expense
Prior service credits	7	(1)	Other expense
	13		Total before tax
	(4)		Provision for income taxes
	$9		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

For the three months ended September 30, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$(10)		Net loss on sale of securities
	3		Provision for income taxes
	$(7)		Net of tax

Cash flow hedges:
Interest rate swaps	$(2,640)		Interest expense
	828		Provision for income taxes
	$(1,812)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(125)	(1)	Other operating expenses
Prior service credits	21	(1)	Other operating expenses
	(104)		Total before tax
	32		Provision for income taxes
	$(72)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2022
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps	$(6,117)		Interest expense
	1,918		Provision for income taxes
	$(4,199)		Net of tax
Amortization of defined benefit pension items:
Actuarial losses	$18	(1)	Other expense
Prior service credits	21	(1)	Other expense
	39		Total before tax
	1		Provision for income taxes
	$40		Net of tax
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

For the nine months ended September 30, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)

Unrealized losses on available for sale securities	$113		Net loss on sale of securities
	(35)		Provision for income taxes
	$78		Net of tax

Cash flow hedges:
Interest rate swaps	$(7,883)		Interest expense
	2,458		Provision for income taxes
	$(5,425)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(375)	(1)	Other operating expenses
Prior service credits	63	(1)	Other operating expenses
	(312)		Total before tax
	97		Provision for income taxes
	$(215)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of September 30, 2022, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 5.44% and 6.13% at September 30, 2022 and December 31, 2021, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$859,779	10.03%	$840,105	10.39%
Requirement to be well-capitalized	428,594	5.00	404,366	5.00
Excess	431,185	5.03	435,739	5.39

Common Equity Tier I risk-based capital:
Capital level	$859,779	12.85%	$840,105	13.58%
Requirement to be well-capitalized	434,966	6.50	402,100	6.50
Excess	424,813	6.35	438,005	7.08

Tier I risk-based capital:
Capital level	$859,779	12.85%	$840,105	13.58%
Requirement to be well-capitalized	535,343	8.00	494,892	8.00
Excess	324,436	4.85	345,213	5.58

Total risk-based capital:
Capital level	$899,274	13.44%	$874,400	14.13%
Requirement to be well-capitalized	669,179	10.00	618,615	10.00
Excess	230,095	3.44	255,785	4.13

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2022, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at September 30, 2022 and December 31, 2021 was 5.20% and 5.75%, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$749,526	8.74%	$726,174	8.98%
Requirement to be well-capitalized	428,619	5.00	404,422	5.00
Excess	320,907	3.74	321,752	3.98

Common Equity Tier I risk-based capital:
Capital level	$701,532	10.49%	$671,494	10.86%
Requirement to be well-capitalized	434,803	6.50	401,836	6.50
Excess	266,729	3.99	269,658	4.36

Tier I risk-based capital:
Capital level	$749,526	11.20%	$726,174	11.75%
Requirement to be well-capitalized	535,143	8.00	494,568	8.00
Excess	214,383	3.20	231,606	3.75

Total risk-based capital:
Capital level	$979,021	14.64%	$885,469	14.32%
Requirement to be well-capitalized	668,928	10.00	618,210	10.00
Excess	310,093	4.64	267,259	4.32

14.     New Authoritative Accounting Pronouncements

Accounting Standards Pending Adoption:

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (Topic 326), which replaces the recognition and measurement guidance related to TDRs for creditors that have adopted ASC Topic 326 (commonly referred to as “CECL”) with the recognition and measurement guidance contained in Accounting Standards Codification (“ASC”) 310-20, to determine whether a modification results in a new loan or a continuation of an existing loan. This ASU also enhances disclosures about loan modifications for borrowers who are experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU should be applied on a prospective basis; however, institutions have the option to apply a modified retrospective transition method as it relates to the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We do not believe this ASU will have a material impact on our business operations or consolidated financial statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At September 30, 2022, the Bank owns two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) Small Business Administration (“SBA”) loans and other small business loans; (3) construction loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our net interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income primarily from loan fees, service charges on deposit accounts, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations can also be significantly affected by changes in the fair value of financial assets and financial liabilities for which changes in value are recorded through earnings and our periodic provision for credit losses.

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

For the three months ended September 30, 2022 we reported net income of $23.4 million, or $0.76 per diluted common share, and reported net interest income totaling $61.2 million. The net interest income was driven by a $238.4 million increase in average interest-earning assets during the quarter, offset by an increase of 64 basis points in the cost of interest-bearing liabilities, which resulted in the net interest margin declining 28 basis points compared to the three months ended June 30, 2022.

During the three months ended September 30, 2022, the yield on interest-earning assets increased 25 basis points, while the cost of interest-bearing liabilities increased 65 basis points from the three months ended June 30, 2022, which resulted in a decrease of 28 basis points in net interest margin to 3.07% from 3.35% for the three months ended June 30, 2022. Excluding net gains (losses) from qualifying hedges and purchase accounting adjustments, the net interest margin decreased 30 basis points to 3.03% for the three months ended September 30, 2022 from 3.33% for the three months ended June 30, 2022.

Our loan portfolio is greater than 88% collateralized by real estate with an average loan to value of less than 37%. We have a long history and foundation built upon disciplined underwriting, good credit quality, and a resilient seasoned loan portfolio with strong asset protection. At September 30, 2022, our allowance for credit losses (“ACL”) - loans stood at 59 basis points of gross loans and 142.3% of non-performing loans. Non-performing assets at the end of the quarter were 58 basis points of total assets.

The Bank and Company remain well-capitalized under current capital regulations and are subject to the same regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

General. Net income for the three months ended September 30, 2022 was $23.4 million, a decrease of $2.0 million, or 7.8%, from $25.4 million for the three months ended September 30, 2021. Diluted earnings per common share were $0.76 for the three months ended September 30, 2022, a decrease of $0.05 or 6.2%, from $0.81 for the three months ended September 30, 2021.

Return on average equity was 13.91% for the three months ended September 30, 2022 compared to 15.42% for the three months ended September 30, 2021. Return on average assets was 1.11% for the three months ended September 30, 2022 compared to 1.26% for the three months ended September 30, 2021.

Interest Income. Interest and dividend income increased $8.8 million, or 12.1%, to $81.7 million for the three months ended September 30, 2022 from $73.0 million for the three months ended September 30, 2021. The increase in interest income was primarily attributable to the 26 basis point increase in the yield on interest-earning assets to 4.10% for the three months ended September 30, 2022 compared to 3.84% for the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, increased 31 basis points to 4.27% for the three months ended September 30, 2022 from 3.96% for the three months ended September 30, 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense increased $11.0 million, or 114.2%, to $20.5 million for the three months ended September 30, 2022 from $9.6 million for the three months ended September 30, 2021. The growth in interest expense was primarily due to an increase of 64 basis points in the average cost of interest-bearing liabilities to 1.25% for the three months ended September 30, 2022 from 0.61% for the three months ended September 30, 2021 and the increase of $242.2 million in the average balance of interest-bearing liabilities to $6,553.1 million for the three months ended September 30, 2022 from $6,310.9 million for the comparable prior year period.

Net Interest Income. Net interest income for the three months ended September 30, 2022 was $61.2 million, a decrease of $2.2 million, or 3.4%, from $63.4 million for the three months ended September 30, 2021. The decrease in net interest income was primarily due to the cost of interest-bearing liabilities rising faster than the yield on interest-earning assets, partially offset by net interest-earning assets growing $128.5 million year over year to $1,426.0 million for the quarter ended September 30, 2022. This caused a decrease of 27 basis points in the net interest margin to 3.07% during the same period. Included in net interest income was prepayment penalty income, net reversals and recovered interest from non-accrual loans totaling $1.4 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, net (gains) losses from fair value adjustments on qualifying hedges totaling less than $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and purchase accounting income adjustments of $0.8 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. Excluding all of these items, the net interest margin for the three months ended September 30, 2022 was 2.96%, a decrease of 19 basis points, from 3.15% for the three months ended September 30, 2021.

Provision (Benefit) for Credit Losses. During the three months ended September 30, 2022, the provision for credit losses was $2.1 million compared to a benefit for credit losses of $6.9 million for the three months ended September 30, 2021.  The provision recorded during the three months ended September 30, 2022 was primarily due to increased reserves on two previously identified credits and loan growth during the quarter. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.9% at September 30, 2022. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended September 30, 2022 was $9.0 million, an increase of $8.1 million from $0.9 million in the prior year comparable period. The increase was primarily due to the prior year period inclusion of net losses from fair value adjustments totaling $2.3 million compared to net gains totaling $5.6 million recorded during the three months ended September 30, 2022. Additionally, non-interest income for the three months ended September 30, 2022 included life insurance proceeds totaling $1.5 million.

Non-Interest Expense. Non-interest expense for the three months ended September 30, 2022 was $35.6 million, a decrease of $0.7 million, or 2.0%, from $36.3 million for the three months ended September 30, 2021. The decrease in non-interest expense was primarily due to a reduction in reserves for unfunded off-balance sheet commitments.

Income before Income Taxes. Income before income taxes for the three months ended September 30, 2022 was $32.4 million, a decrease of $2.4 million, or 6.9%, from $34.8 million for the three months ended September 30, 2021 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $9.0 million for the three months ended September 30, 2022, a decrease of $0.4 million, or 4.5%, from $9.4 million for the three months ended September 30, 2021. The decrease was primarily due to the decline in income before income taxes and an increase in the effective tax rate. The effective tax rate for three months ended September 30, 2022 was 27.7% compared to 27.0% for the three months ended September 30, 2021. The increase in the effective tax rate was primarily due to the loss of certain New York State and City tax deductions in 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

General. Net income for the nine months ended September 30, 2022 was $66.7 million, an increase of $3.0 million, or 4.7%, from $63.7 million for the nine months ended September 30, 2021. Diluted earnings per common share were $2.15 for the nine months ended September 30, 2022, an increase of $0.13, or 6.4%, from $2.02 for the nine months ended September 30, 2021.

Return on average equity was 13.24% for both the nine months ended September 30, 2022 and September 30, 2021. Return on average assets was 1.08% for the nine months ended September 30, 2022 compared to 1.04% for the nine months ended September 30, 2021.

Interest Income. Interest and dividend income increased $10.5 million, or 4.9%, to $227.4 million for the nine months ended September 30, 2022 from $216.8 million for the nine months ended September 30, 2021. The increase in interest income was primarily attributable to the 14 basis points increase in the yield on interest-earning assets to 3.91%, for the nine months ended September 30, 2022, compared to 3.77% for the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, increased 13 basis points to 4.18% for the nine months ended September 30, 2022 from 4.05% for the nine months ended September 30, 2021.

Interest Expense. Interest expense increased $6.4 million, or 20.3%, to $37.9 million for the nine months ended September 30, 2022 from $31.5 million for the nine months ended September 30, 2021. The increase in interest expense was primarily due to the 14 basis point increase in the average cost of interest-bearing liabilities to 0.79% for the nine months ended September 30, 2022 from 0.65% for the nine months ended September 30, 2021, which was driven by our liabilities repricing up as the Federal Reserve raised interest rates during the current period. This was partially offset by a decrease of $68.4 million in the average balance of interest-bearing liabilities to $6,371.5 million for the nine months ended September 30, 2022 from $6,439.9 million for the comparable prior year period.

Net Interest Income. Net interest income for the nine months ended September 30, 2022 was $189.4 million, an increase of $4.1 million, or 2.2%, from $185.3 million for the nine months ended September 30, 2021. The increase in net interest income was primarily due to an increase in net interest-earning assets of $144.9 million to $1,393.3 million for the nine months ended September 30, 2022 compared to $1,248.4 million for the prior year, an increase of 4 basis points in the net interest margin to 3.26% during the same period. Included in net interest income was prepayment penalty income, net of reversals and recovered interest from non-accrual loans totaling $5.4 million and $5.1 million for the nine months ended September 30, 2022 and 2021, respectively, net (losses) gains from fair value adjustments on qualifying hedges totaling ($0.2) million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively, and purchase accounting income adjustments of $2.2 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. Excluding all of these items, the net interest margin for the nine months ended September 30, 2022 was 3.13%, an increase of 6 basis points, from 3.07% for the nine months ended September 30, 2021.

Provision (Benefit) for Credit Losses. During the nine months ended September 30, 2022, the provision for credit losses was $5.1 million, compared to a (benefit) for credit losses of ($5.7) million for the nine months ended September 30, 2021. The provision recorded during the nine months ended September 30, 2022 was driven by loan growth, increased reserves on two previously identified credits, coupled with the ongoing environmental uncertainty resulting from high and rising inflation including increasing interest rates. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 37.6% at September 30, 2022. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2022 was $17.7 million, an increase of $13.7 million from $4.0 million in the prior year comparable period. The increase was primarily due to the prior year period including net losses from fair value adjustments totaling $7.9 million compared to net gains totaling $6.4 million

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

recorded in the current year period. Additionally, non-interest income for the nine months ended September 30, 2022 included life insurance proceeds totaling $1.5 million.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2022 was $110.0 million, an increase of $1.4 million, or 1.3%, from $108.5 million for the nine months ended September 30, 2021. The increase in non-interest expense was primarily due to operational growth of the Company.

Income before Income Taxes. Income before income taxes for the nine months ended September 30, 2022 was $92.0 million, an increase of $5.6 million, or 6.5%, from $86.5 million for the nine months ended September 30, 2021 for the previously discussed reasons.

Provision for Income Taxes. The provision for income taxes was $25.3 million for the nine months ended September 30, 2022, an increase of $2.6 million, or 11.4%, from $22.7 million for the nine months ended September 30, 2021. The increase was primarily due to the growth in income before income taxes, and an increase in the effective tax rate. The effective tax rate for nine months ended September 30, 2022 was 27.5% compared to 26.3% for the nine months ended September 30, 2021. The increase in the effective tax rate was primarily due to the loss of certain New York State and City tax deductions in 2022.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2022 were $8,557.4 million, an increase of $511.5 million, or 6.4%, from $8,045.9 million at December 31, 2021. Total loans net increased $314.4 million, or 4.8%, during the nine months ended September 30, 2022, to $6,915.4 million from $6,601.0 million at December 31, 2021. The increase was primarily due to loan originations which exceeded satisfactions. Loan originations and purchases were $1,296.8 million for the nine months ended September 30, 2022, an increase of $405.5 million, or 45.5%, from $891.2 million for the nine months ended September 30, 2021. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $309.1 million at September 30, 2022, compared to $429.3 million at December 31, 2021.

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2022	2021	2022	2021
Multi-family residential	$173,980	$41,850	$409,086	$167,316
Commercial real estate	77,777	48,447	287,705	103,566
One-to-four family – mixed-use property	12,383	12,823	33,109	28,670
One-to-four family – residential	4,102	2,761	17,550	65,386
Construction (1)	7,170	8,687	24,291	21,091
Small Business Administration (2)	46	415	2,796	143,093
Commercial business and other (3)	188,202	128,946	522,229	362,100
Total	$463,660	$243,929	$1,296,766	$891,222
(1)	(CRE) Includes purchases of $13.9 million for the three months ended September 30, 2021. Includes purchases of $13.9 million for the nine months ended September 30, 2021.
(2)	(1-4 Res) Includes purchases of $58.0 million for the nine months ended September 30, 2021.
(3)	(Construction) Includes purchases of $0.7 million and $2.3 million for the three months ended September 30, 2022, and 2021, respectively. Includes purchases of $2.3 million and $9.2 million for the nine months ended September 2022, and 2021, respectively.
(4)	(PPP) Includes $138.7 million of SBA PPP loans for the nine months ended September 30, 2021.
(5)	(Comm Bus) Includes purchases of $109.4 million and $45.8 million for the three months ended September 30, 2022 and 2021, respectively. Includes purchases of $205.3 million and $111.6 million for the nine months ended September 30, 2022 and 2021, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the nine months ended September 30, 2022 had an average loan-to-value ratio of 54.2% and an average debt coverage ratio of 168.5%.

The Bank’s non-performing assets totaled $50.0 million at September 30, 2022, an increase of $35.1 million, or 234.7%, from December 31, 2021. Total non-performing assets as a percentage of total assets were 0.58% at September 30, 2022 and 0.19% at December 31, 2021. The ratio of ACL - loans to total non-performing loans was 142.3% at September 30, 2022 and 248.7% at December 31, 2021.

During the nine months ended September 30, 2022, mortgage-backed securities decreased $103.8 million, or 17.9%, to $476.2 million from $580.1 million at December 31, 2021. The decrease in mortgage-backed securities during the nine months ended September 30, 2022 was primarily due to the principal repayment of securities totaling $79.1 million and the decrease in the fair value of the securities totaling $77.6 million partially offset by the purchase of securities totaling $54.5 million at an average rate of 2.67%.

During the nine months ended September 30, 2022, other securities increased $162.5 million, or 63.7%, to $417.5 million from $255.0 million at December 31, 2021. The increase in other securities during the nine months ended September 30, 2022, was primarily due to purchases of $184.8 million at an average rate of 3.20% partially offset by a decrease in the fair value of other securities totaling $20.7 million, and maturities, sales and calls totaling $2.0 million. At September 30, 2022, other securities primarily consisted of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds, and CLOs.

Liabilities. Total liabilities were $7,886.7 million at September 30, 2022, an increase of $520.4 million, or 7.1%, from $7,366.3 million at December 31, 2021. During the nine months ended September 30, 2022, due to depositors decreased $278.8 million, or 4.4%, to $6,054.8 million due to a decrease of $303.5 million in NOW, money market accounts and certificates of deposit. The decrease in NOW, money market accounts and certificates of deposit was due to several large withdrawals at the end of the quarter, as certain depositors sought out higher rates. Included in deposits were brokered deposits totaling $682.3 million, an increase of $56.0 million from $626.3 million at December 31, 2021.  Borrowed funds increased $757.3 million during the nine months ended September 30, 2022. Included in the increase in borrowed funds are $65.0 million of 6.0% fixed-to-floating rate subordinated notes due in 2032 issued on August 24, 2022.

Equity. Total stockholders’ equity decreased $8.9 million, or 1.3%, to $670.7 million at September 30, 2022, from $679.6 million at December 31, 2021. Stockholders’ equity decreased due to a decline in accumulated other comprehensive income of $39.6 million, the declaration and payment of dividends on the Company’s common stock of $0.66 per common share totaling $22.4 million and 878,863 shares repurchased totaling $19.7 million. These decreases were partially offset by net income of $66.7 million. Book value per common share increased to $22.47 at September 30, 2022 compared to $22.26 at December 31, 2021.

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

Liquidity management is both a short and long-term function of business management. During 2022, funds were provided by the Company’s operating activities, which were used to fund our investing and financing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $164.7 million, an increase of $83.0 million from December 31, 2021. We also held unencumbered securities available for sale totaling $576.0 million at September 30, 2022.

At September 30, 2022, the Bank was able to borrow up to $3,751.7 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of September 30, 2022, the Bank had $2,233.3 million outstanding in combined balances of FHLB-NY advances and letters of credit. At September 30, 2022, the Bank also had unsecured lines of credit with other commercial banks totaling $958 million, and an outstanding amount of $150.0 million. In addition, at September 30, 2022, the Holding Company had subordinated debentures with a principal balance totaling $190.0 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $49.8 million. Management believes its available sources of funds are sufficient to fund current operations.

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2022. Various estimates regarding prepayment assumptions are made at each level of rate shock. At September 30, 2022, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2022:

	Projected Percentage Change In
Change in Interest Rate	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	7.8%	15.2%
-100 Basis points	4.5	15.1
Base interest rate	—	14.7
+100 Basis points	(6.1)	14.1
+200 Basis points	(12.2)	13.5

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management provides a report for review by the ALCO Investment Committee of the Board of Directors. This report quantifies the potential changes in net interest income through various interest rate scenarios.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2022. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table presents the Company’s interest rate shock as of September 30, 2022:

Projected Percentage Change In
Change in Interest Rate	Net Interest Income
-200 Basis points	9.8%
-100 Basis points	5.6
Base interest rate	—
+100 Basis points	(8.9)
+200 Basis points	(17.8)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is also excluded from this analysis. Based on these assumptions, net interest income would be reduced by 4.9% from a 100 basis point increase in rates over the next twelve months. Actual results could differ significantly from these estimates.

At September 30 2022, the Company had a derivative portfolio with a notional value totaling $1.4 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of interest rate swaps on certain short-term advances and brokered deposits totaling $871.5 million. At September 30, 2022, $591.5 million of the interest rate swaps are effective swaps at a weighted average rate of approximately 1.74% that largely mature by early 2024 and $280.0 million of the interest rate swaps are forward swaps effective at different points through 2023 and 2024, at an average rate of 0.72%.

The net interest income simulation incorporates the next twelve months (through September 30, 2023) and only a portion of the effective swap maturities and the forward starting swaps are included in this period. Assuming another equal increment ramp of 100 basis points increase in rates in the second year (through September 30, 2024), for a total of 200 basis points over two years, the total derivative portfolio has a 1.8% benefit to net interest income (versus the base case) in the first year and a cumulative benefit of 4.6% by the second year..

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2022				2021
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,340,694	$58,374	4.37%		$5,158,213	$55,114	4.27%
Other loans, net	1,520,769	17,172	4.52		1,475,088	14,084	3.82
Total loans, net (1) (2)	6,861,463	75,546	4.40		6,633,301	69,198	4.17
Taxable securities:
Mortgage-backed securities	568,854	2,466	1.73		590,732	2,279	1.54
Other securities	362,629	2,839	3.13		217,763	1,008	1.85
Total taxable securities	931,483	5,305	2.28		808,495	3,287	1.63
Tax-exempt securities: (3)
Other securities	67,211	492	2.93		50,832	539	4.24
Total tax-exempt securities	67,211	492	2.93		50,832	539	4.24
Interest-earning deposits and federal funds sold	118,913	506	1.70		115,689	42	0.15
Total interest-earning assets	7,979,070	81,849	4.10		7,608,317	73,066	3.84
Other assets	463,587				464,601
Total assets	$8,442,657				$8,072,918
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$154,545	53	0.14		$153,120	61	0.16
NOW accounts	1,808,608	3,640	0.81		2,107,866	1,227	0.23
Money market accounts	2,136,829	5,280	0.99		2,107,473	1,683	0.32
Certificate of deposit accounts	1,057,733	2,948	1.11		1,037,964	1,734	0.67
Total due to depositors	5,157,715	11,921	0.92		5,406,423	4,705	0.35
Mortgagors' escrow accounts	68,602	44	0.26		68,562	—	—
Total deposits	5,226,317	11,965	0.92		5,474,985	4,705	0.34
Borrowed funds	1,326,770	8,574	2.58		835,874	4,884	2.34
Total interest-bearing liabilities	6,553,087	20,539	1.25		6,310,859	9,589	0.61
Non-interest-bearing deposits	1,050,296				933,443
Other liabilities	164,992				169,328
Total liabilities	7,768,375				7,413,630
Equity	674,282				659,288
Total liabilities and equity	$8,442,657				$8,072,918
Net interest income / net interest rate spread (tax equivalent) (3)		$61,310	2.85%			$63,477	3.23%
Net interest-earning assets / net interest margin(tax equivalent)	$1,425,983		3.07%		$1,297,458		3.34%
Ratio of interest-earning assets to interest-bearing liabilities			1.22	X			1.21	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.6 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively.
(2)	Loan interest income includes net (losses) gains from fair value adjustments on qualifying hedges of ($28,000) and $0.2 million for three month periods ended September 30, 2022 and 2021.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended September 30, 2022 and 2021.

	For the nine months ended September 30,
	2022				2021
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,224,289	$167,119	4.27%		$5,148,204	$163,320	4.23%
Other loans, net	1,470,239	45,135	4.09		1,525,105	42,898	3.75
Total loans, net (1) (2)	6,694,528	212,254	4.23		6,673,309	206,218	4.12
Taxable securities:
Mortgage-backed securities	581,439	6,989	1.60		534,836	6,210	1.55
Other securities	308,008	6,048	2.62		249,899	3,008	1.60
Total taxable securities	889,447	13,037	1.95		784,735	9,218	1.57
Tax-exempt securities: (3)
Other securities	64,081	1,708	3.55		50,830	1,604	4.21
Total tax-exempt securities	64,081	1,708	3.55		50,830	1,604	4.21
Interest-earning deposits and federal funds sold	116,817	716	0.82		179,480	129	0.10
Total interest-earning assets	7,764,873	227,715	3.91		7,688,354	217,169	3.77
Other assets	471,197				472,767
Total assets	$8,236,070				$8,161,121
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$155,966	152	0.13		$158,708	202	0.17
NOW accounts	1,977,621	5,838	0.39		2,182,660	4,432	0.27
Money market accounts	2,206,973	8,507	0.51		2,019,497	5,843	0.39
Certificate of deposit accounts	923,301	5,510	0.80		1,061,293	5,869	0.74
Total due to depositors	5,263,861	20,007	0.51		5,422,158	16,346	0.40
Mortgagors' escrow accounts	79,192	52	0.09		75,171	3	0.01
Total deposits	5,343,053	20,059	0.50		5,497,329	16,349	0.40
Borrowed funds	1,028,489	17,882	2.32		942,599	15,188	2.15
Total interest-bearing liabilities	6,371,542	37,941	0.79		6,439,928	31,537	0.65
Non-interest-bearing deposits	1,032,319				904,522
Other liabilities	160,621				175,317
Total liabilities	7,564,482				7,519,767
Equity	671,588				641,354
Total liabilities and equity	$8,236,070				$8,161,121
Net interest income / net interest rate spread (tax equivalent) (3)		$189,774	3.12%			$185,632	3.12%
Net interest-earning assets / net interest margin(tax equivalent)	$1,393,331		3.26%		$1,248,426		3.22%
Ratio of interest-earning assets to interest-bearing liabilities			1.22	X			1.19	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $6.8 million and $8.2 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of ($0.2) million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021.

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

	For the nine months ended September 30,
(In thousands)	2022	2021

Mortgage Loans
At beginning of period	$5,200,782	$5,228,271
Mortgage loans originated:
Multi-family residential	409,086	167,316
Commercial real estate	287,705	89,678
One-to-four family mixed-use property	33,109	28,670
One-to-four family residential	17,550	7,434
Construction	21,999	11,865
Total mortgage loans originated	769,449	304,963

Mortgage loans purchased:
One-to-four family mixed-use property	—	13,888
One-to-four family residential	—	57,952
Construction	2,292	9,226
Total mortgage loans purchased	2,292	81,066

Less:
Principal reductions	555,959	406,720
Mortgage loan sales	29,024	23,895
Charge-offs	2	139
At end of period	$5,387,538	$5,183,546

Non-mortgage loans
At beginning of period	$1,433,084	$1,473,358
Loans originated:
Small Business Administration (1)	2,796	143,093
Commercial business	314,315	247,025
Other	2,660	3,436
Total other loans originated	319,771	393,554

Non-mortgage loans purchased:
Commercial business	205,254	111,639
Total non-mortgage loans purchased	205,254	111,639

Less:
Principal reductions (2)	397,520	530,020
Charge-offs (3)	380	4,988
At end of period	$1,560,209	$1,443,543
(1)	Includes SBA PPP originations totaling $138.7 million for the nine months ended September 30, 2021.
(2)	Includes SBA PPP reductions totaling $67.8 million and $159.8 million for the nine months ended September 30, 2022 and 2021, respectively.
(3)	Does not include charge-offs totaling $1.0 million on the guaranteed portion of SBA receivables deemed uncollectible during the nine months ended September 30, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	September 30,	December 31,
(In thousands)	2022	2021
Accrual Status:
Multi-family residential	$1,677	$1,690
Commercial real estate	7,572	7,572
One-to-four family - mixed-use property	987	1,375
One-to-four family - residential	257	483
Commercial business and other	1,132	1,340
Total	11,625	12,460

Non-Accrual Status:
One-to-four family - mixed-use property	250	261
Commercial business and other	2,928	41
Total	3,178	302
Total performing troubled debt restructured	$14,803	$12,762

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at the period indicated:

	September 30,	December 31,
(In thousands)	2022	2021

Loans 90 days or more past due and still accruing:
Commercial Business and other	$2,000	$—
Total	2,000	—
Non-accrual loans:
Multi-family residential	3,414	2,431
Commercial real estate	1,851	613
One-to-four family - mixed-use property (1)	790	1,309
One-to-four family - residential	4,655	7,725
Construction	—	—
Small business administration	937	937
Commercial Business and other (1)	15,356	1,918
Total	27,003	14,933
Total non-performing loans	29,003	14,933
Other non-performing assets:
Held-to-maturity securities	20,981	—
Total	20,981	—

Total non-performing assets	$49,984	$14,933

Non-performing assets to total assets	0.58%	0.19%
ACL - loans to non-accrual loans	142.29%	248.66%
ACL - loans to non-performing assets	82.56%	248.66%

(1) Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: one-to-four family mixed-use property loans totaling $0.3 million at both September 30, 2022 and December 31, 2021, respectively, and commercial business loans totaling $5.9 million and less than $0.1 million at September 30, 2022 and December 31, 2021, respectively.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2022 and December 31, 2021. Our total Criticized and Classified assets were $82.7 million at September 30, 2022, an increase of $4.1 million from $78.6 million at December 31, 2021. The Company had one investment security with an amortized cost of $21.0 million classified as substandard at September 30, 2022. This same security was reported as special mention at December 31, 2021.

Included within net loans as of September 30, 2022 and December 31, 2021 were $5.3 million and $8.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the nine months ended September 30,
(In thousands)	2022	2021

Balance at beginning of period	$37,135	$45,153
Loans- Charge-off	(1,410)	(5,127)
Loans- Recovery	686	1,979
Loans- Provision	4,857	(5,642)
Allowance for Credit Losses - Loans	$41,268	$36,363

Balance at beginning of period	$862	$907
HTM Securities- Provision (Benefit)	234	(64)
Allowance for HTM Securities losses	$1,096	$843

Balance at beginning of period	$1,209	$1,815
Off-Balance Sheet- (Benefit) Provision	(396)	(504)
Allowance for Off-Balance Sheet losses	$813	$1,311

Allowance for Credit Losses	$43,177	$38,517

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2022	2021

Balance at beginning of year	$37,135	$45,153
Provision (Benefit) for credit losses	4,857	(5,642)

Loans charged-off:
Multi-family residential	—	(43)
Commercial real estate	—	(64)
One-to-four family mixed-use property	(2)	(32)
SBA	(1,054)	—
Taxi medallion	—	(2,758)
Commercial business and other loans	(354)	(2,230)
Total loans charged-off	(1,410)	(5,127)

Recoveries:
Multi-family residential	1	10
One-to-four family - mixed-use property	—	133
One-to-four family - residential	4	154
Small Business Administration	38	27
Taxi medallion	447	1,457
Commercial business and other	196	198
Total recoveries	686	1,979

Net charge-offs	(724)	(3,148)
Balance at end of year	$41,268	$36,363

Ratio of net charge-offs to average loans outstanding during the period	0.01%	0.06%
Ratio of ACL - loans to gross loans at end of period	0.59%	0.31%
Ratio of ACL - loans to non-performing loans at end of period	142.29%	179.86%

The increase in non-performing assets is due to two relationships. One of the loan relationships is collateralized by non-real estate collateral, including credit insurance. The non-performing investment security and attendant loan are collateralized by a commercial property located in Manhattan with a combined LTV of approximately 63%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

It is currently expected that during the remainder of 2022, and perhaps beyond, the FOMC will increase interest rates to reduce the rate of inflation to the extent necessary to reduce inflation to the rate that the FOMC believes is appropriate. In March 2022, the FOMC commenced increasing the target range for the federal funds rate by implementing a 25-basis point increase to a range of 0.25% to 0.50%. In May 2022, the FOMC implemented a 50-basis point increase to a range of 0.75% to 1.00%. In June 2022, the FOMC implemented a 75-basis point increase to a range of 1.50% to 1.75%. In July 2022, the FOMC implemented a 75-basis point increase to a rate of 2.25% to 2.50%. In September 2022, the FOMC implemented a 75-basis point increase to a rate of 3.00% to 3.25%. At its most recent meeting, in November 2022, the FOMC further added a 75-basis point increase to a range of 3.75% to 4.00%. All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue. In its October 2022 “Beige Book”, the FRB noted that national economic activity had expanded at a modest pace on net since the previous report, while conditions varied across industries and districts. Rising mortgage rates and elevated housing prices further weakened single-family starts, while commercial real estate slowed in both construction and sales amid supply shortages and elevated construction and borrowing costs, and there were scattered reports of declining property prices. More locally, the New York district, the district in which the Company’s primary operations are located, stated economic activity continued to contract at a modest pace and that conditions in the broad finance sector deteriorated, and regional banks reported widening loan spreads and weakening loan demand.

There can be no assurances as to any future FOMC conduct. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which will positively impact our interest income but may further negatively impact the entire national economy, including the housing industry in the markets we serve, by reducing refinancing activity and new home purchases. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. Our interest rate risk is exacerbated in the short term by the fact that approximately 69% of our certificates of deposit accounts and borrowings will reprice or mature during the next year. While the higher payments we would receive on adjustable-rate loans in a rising interest rate environment may increase our interest income, nonetheless (notwithstanding our stress testing) some borrowers ultimately may be unable to afford

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

the higher payment amounts, which could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

As a result of our historical focus on the origination of multi-family residential mortgage loans, commercial business loans and commercial real estate mortgage loans, most of our loans are adjustable rate, however, many adjust at periods of five to 10 years. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates increase, including as noted above, our cost of funds will increase more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

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

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2022:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2022	—	$—	—	1,100,498
August 1 to August 31, 2022	—	—	—	1,100,498
September 1 to September 30, 2022	131,174	20.47	131,174	969,324
Total	131,174	$22.01	131,174

During the quarter ended September 30, 2022, the Company repurchased 131,174 shares of the Company’s common stock. On September 30, 2022, 969,324 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

4.4	First Supplemental Indenture, dated August 24, 2022, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (9)
10.1	Amended Flushing Financial Corporation 2014 Omnibus Plan (7)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2021.
(8)	Incorporated by reference to Exhibits filed with Form 8-K filed November 22, 2021.
(9)	Incorporated by reference to Exhibits filed with Form 8-K filed August 24, 2022.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1 P	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	Amended and Restated By-Laws of Flushing Financial Corporation (6)
4.1	Indenture dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (8)
4.2	First Supplemental Indenture, dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (8)
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

4.4	First Supplemental Indenture, dated August 24, 2022, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee. (9)
10.1	Amended Flushing Financial Corporation 2014 Omnibus Plan (7)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed

September 1, 1995, Registration No. 33-96488. (P: Indicates a filing submitted in paper)

(2)	Incorporated by reference to Exhibit filed with Form 8-K filed September 27, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended

September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2011.
(6)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2014.
(7)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2021.
(8)	Incorporated by reference to Exhibits filed with Form 8-K filed November 22, 2021.
(9)	Incorporated by reference to Exhibits filed with Form 8-K filed August 24, 2022.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	November 8, 2022	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	November 8, 2022	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer