Form 10-K
period 2022-12-31
FLUSHING FINANCIAL CORP
filed 2023-03-14
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   X   Yes            No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes    X        No

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $599,310,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $21.26.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2023 was 29,488,448 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2023 are incorporated herein by reference in Part III.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (this “Annual Report”) relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions “Business — General — Allowance for Credit Losses” and “Business — General — Market Area and Competition” in Item 1 below, “Risk Factors” in Item 1A below, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 below, and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “goals”, “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

PART I

As used in this Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021.

Item 1.    Business.

GENERAL

Overview

The Holding Company is a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. Our primary business is the operation of the Bank. The Bank owned two subsidiaries during 2022: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch (the “Internet Branch”), which operates under the brands of iGObanking.com® and BankPurely®. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt and junior subordinated debt, and issuances of equity securities. The Holding Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2022, the Company had total assets of $8.4 billion, deposits of $6.5 billion and stockholders’ equity of $0.7 billion.

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

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2022, we had gross loans outstanding of $6,925.8 million, with gross mortgage loans totaling $5,380.9 million, or 77.7% of gross loans, and non-mortgage loans totaling $1,544.8 million, or 22.3% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which represent 73.2% of gross loans. Our revenues are derived principally from interest on loans, our mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

According to the New York Department of Labor, the unemployment rate for the New York City region decreased to 5.9% at December 2022 from 8.8% at December 2021. Although, the unemployment rate improved year-over-year, the rate is still elevated compared to many parts of the United States. Non-performing loans totaled $32.4 million, $14.9 million, and $21.1 million at December 31, 2022, 2021, and 2020, respectively. We had net charge-offs of impaired loans in 2022 totaling $1.5 million compared to $3.1 million and $3.6 million for the years ended December 31, 2021, and 2020, respectively. The Company recorded a provision (benefit) for credit losses on loans totaling $4.8 million, ($4.9) million, and $22.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing environmental uncertainty resulting from high and rising inflation including increasing interest rates. The benefit recorded in 2021 was primarily due to improving economic conditions. The provision recorded in 2020 was primarily due to deteriorating economic conditions resulting from the COVID-19 pandemic.

Market Area and Competition

We are a community oriented commercial bank offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office and its executive offices are in Uniondale, New York, located in Nassau County. At December 31, 2022, the Bank operated 25 full-service offices and the Internet Branch. We have offices located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau and Suffolk County, New York. The vast majority of all of our mortgage loans are secured by properties located in the New York City metropolitan area.

We face intense competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than we do, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 109 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2022, in these counties was 0.30% of the total deposits of these FDIC insured competing financial institutions, and we are the 25th largest financial institution. 1 In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize.

In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable-rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence than we do. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers and other business sources. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans and other consumer loans. The vast majority of our mortgage loans are secured by properties located within our market area. At December 31, 2022, we had gross loans outstanding of $6,925.8 million.

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

1 Per June 2022 FDIC Summary of Deposits for the New York State Counties of New York, Kings, Queens, Nassau and Suffolk

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

Our loan portfolio consists of adjustable-rate (“ARM”) and fixed-rate loans. Interest rates we charge on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by our competitors and the creditworthiness of the borrower. Many of those factors are, in turn, affected by local, regional and national economic conditions, and the fiscal, monetary and tax policies of the federal, state and local governments.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2022		2021		2020		2019		2018
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,601,384	37.57%	$2,517,026	37.94%	$2,533,952	37.81%	$2,238,591	38.88%	$2,269,048	41.00%
Commercial real estate	1,913,040	27.62	1,775,629	26.77	1,754,754	26.18	1,582,008	27.48	1,542,547	27.86
One-to-four family - mixed-use property	554,314	8.00	571,795	8.62	602,981	9.00	592,471	10.29	577,741	10.44
One-to-four family - residential	241,246	3.48	276,571	4.17	253,262	3.78	196,879	3.42	198,848	3.59
Construction	70,951	1.02	59,761	0.90	83,322	1.24	67,754	1.18	50,600	0.91
Gross mortgage loans	5,380,935	77.69	5,200,782	78.40	5,228,271	78.01	4,677,703	81.25	4,638,784	83.80

Non-mortgage loans:
Small Business Administration	23,275	0.34	93,811	1.41	167,376	2.50	14,445	0.25	15,210	0.27
Taxi medallion	—	—	—	—	2,757	0.04	3,309	0.06	4,539	0.08
Commercial business and other	1,521,548	21.97	1,339,273	20.19	1,303,225	19.45	1,061,478	18.44	877,763	15.85
Gross non-mortgage loans	1,544,823	22.31	1,433,084	21.60	1,473,358	21.99	1,079,232	18.75	897,512	16.20
Gross loans	6,925,758	100.00%	6,633,866	100.00%	6,701,629	100.00%	5,756,935	100.00%	5,536,296	100.00%

Unearned loan fees and deferred costs, net	9,011		4,239		3,045		15,271		15,188
Less: Allowance for credit losses	(40,442)		(37,135)		(45,153)		(21,751)		(20,945)
Loans, net	$6,894,327		$6,600,970		$6,659,521		$5,750,455		$5,530,539

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2022	2021	2020

Mortgage Loans
At beginning of period	$5,200,782	$5,228,271	$4,677,703
Mortgage loans originated:
Multi-family residential	474,409	246,964	207,101
Commercial real estate	308,455	140,948	157,592
One-to-four family mixed-use property	37,598	41,110	35,131
One-to-four family residential	25,059	13,009	22,509
Construction	28,732	26,375	12,059
Total mortgage loans originated	874,253	468,406	434,392

Mortgage loans purchased:
Multi-family residential	—	—	5,628
Commercial real estate	—	27,534	34,260
One-to-four family residential	—	57,952	—
Construction	2,860	11,749	9,800
Total mortgage loans purchased	2,860	97,235	49,688

Acquisition of Empire loans:
Multi-family residential	—	—	287,239
Commercial real estate	—	—	81,349
One-to-four family mixed-use property	—	—	25,151
One-to-four family residential	—	—	54,437
Construction	—	—	12,912
Total mortgage loans acquired	—	—	461,088

Less:
Principal reductions	665,377	565,606	394,099
Mortgage loan sales	31,355	27,384	498
Charge-offs	228	140	3
At end of period	$5,380,935	$5,200,782	$5,228,271

Non-mortgage loans
At beginning of period	$1,433,084	$1,473,358	$1,079,232
Loans originated:
Small Business Administration	3,461	143,363	112,352
Commercial business	364,177	375,508	254,121
Other	4,402	4,594	9,960
Total other loans originated	372,040	523,465	376,433

Non-mortgage loans purchased:
Commercial business	272,841	164,856	143,601
Total non-mortgage loans purchased	272,841	164,856	143,601

Acquisition of Empire loans:
Small Business Administration	—	—	62,778
Commercial business	—	—	161,495
Other	—	—	43
Total non-mortgage loans acquired	—	—	224,316

Less:
Non-mortgage loan sales	300	—	6,876
Principal reductions	530,750	723,601	339,346
Charge-offs	2,092	4,994	4,002
At end of period	$1,544,823	$1,433,084	$1,473,358

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2022. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans					Non-mortgage loans
			One-to-four
			family	One-to-four			Commercial
	Multi-family	Commercial	mixed-use	family		Small Business	business
(In thousands)	residential	real estate	property	residential	Construction	Administration	and other	Total loans

Amounts due within one year	$330,331	$338,542	$48,676	$15,388	$65,083	$2,338	$483,787	$1,284,145
Amounts due after one year:
One to two years	259,736	240,319	43,434	15,331	1,678	2,130	282,464	845,092
Two to three years	246,188	218,280	44,346	14,107	205	2,003	210,498	735,627
Three to five years	232,877	183,624	44,252	13,403	212	1,067	154,838	630,273
Five to fifteen years	227,189	165,164	44,365	18,520	3,773	806	107,383	567,200
Over fifteen years	1,305,063	767,111	329,241	164,497	—	14,931	282,578	2,863,421
Total due after one year	2,271,053	1,574,498	505,638	225,858	5,868	20,937	1,037,761	5,641,613
Total amounts due	$2,601,384	$1,913,040	$554,314	$241,246	$70,951	$23,275	$1,521,548	$6,925,758

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$292,392	$106,857	$169,812	$22,606	$—	$4,027	$593,029	$1,188,723
Adjustable rate loans	1,978,661	1,467,641	335,826	203,252	5,868	16,910	444,732	4,452,890
Total loans due after one year	$2,271,053	$1,574,498	$505,638	$225,858	$5,868	$20,937	$1,037,761	$5,641,613

Multi-family Residential Lending. Loans secured by multi-family residential properties were $2,601.4 million, or 37.57% of gross loans, at December 31, 2022. Our multi-family residential mortgage loans had an average principal balance of $1.1 million at December 31, 2022, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $24.9 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

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

At December 31, 2022, $2,189.8 million, or 84.18%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $392.0 million, $188.7 million, and $173.6 million during 2022, 2021, and 2020, respectively.

At December 31, 2022, $411.6 million, or 15.82%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $82.4 million, $58.3 million, and $39.1 million of fixed-rate multi-family mortgage loans in 2022, 2021, and 2020, respectively.

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,913.0 million, or 27.62% of gross loans, at December 31, 2022. Our commercial real estate mortgage loans are secured by properties such as hotels/motels, small business facilities, strip shopping centers, warehouses, and office buildings. At December 31, 2022, our commercial real estate mortgage loans had an average principal balance of $2.4 million and the largest of such loans, which is secured by a multi-tenant shopping center, had a principal balance of $35.8 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $10.0 million.

In underwriting commercial real estate mortgage loans, we employ the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans.

Commercial real estate mortgage loans generally involve a greater degree of credit risk for the same reasons applicable to multi-family residential mortgage loans.

At December 31, 2022, $1,711.0 million, or 89.44%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $273.1 million, $148.8 million, and $134.0 million during 2022, 2021, and 2020, respectively.

At December 31, 2022, $202.0 million, or 10.56%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $35.4 million, $19.6 million, and $57.9 million of fixed-rate commercial mortgage loans in 2022, 2021, and 2020, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $554.3 million, or 8.00% of gross loans, at December 31, 2022.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2022, $358.1 million, or 64.60%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $15.7 million, $15.1 million, and $10.0 million during 2022, 2021, and 2020, respectively.

At December 31, 2022, $196.2 million, or 35.40%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $21.9 million, $26.0 million, and $25.2 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2022, 2021, and 2020, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $241.2 million, or 3.48% of gross loans, at December 31, 2022.

We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

At December 31, 2022, $215.8 million, or 89.45%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $21.7 million, $70.2 million, and $18.3 million during 2022, 2021, and 2020, respectively.

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

At December 31, 2022, $25.4 million, or 10.55%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $3.3 million, $0.8 million, and $4.2 million in fixed-rate residential mortgages in 2022, 2021, and 2020, respectively.

At December 31, 2022, home equity loans totaled $22.6 million, or 0.33%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2022, construction loans totaled $71.0 million, or 1.02%, of gross loans. Our construction loans primarily are adjustable-rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and owner-occupied commercial properties. We also, to a limited extent, finance the construction of commercial properties. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We originated and purchased construction loans totaling $31.6 million, $38.1 million, and $21.9 million during 2022, 2021, and 2020, respectively.

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

Small Business Administration Lending. At December 31, 2022, SBA loans totaled $23.3 million, representing 0.34% of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable-rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) created the SBA Paycheck Protection Program (“SBA PPP”). The SBA guarantees 100% of the amounts loaned by preferred banks. These loans are extended to small businesses with less than 500 employees that were in business prior to February 15, 2020 with loan amounts of $10.0 million or less to cover their payroll costs, health care benefits (including paid sick or medical leave, and insurance premiums), mortgage interest obligations of business, rent obligations, utility payments, interest on other debt obligations with terms ranging up to two years with no interest payments required for six months from the date of disbursement.

We originated and purchased SBA loans totaling $3.5 million, $143.4 million (including $138.7 million of SBA PPP loans), and $112.4 million (including $111.6 million of SBA PPP loans), during 2022, 2021, and 2020, respectively.

Commercial Business and Other Lending. At December 31, 2022, commercial business and other loans totaled $1,521.5 million, or 21.97%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory, equipment and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable-rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable-rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the London Interbank Offered Rate (“LIBOR”) or Prime Rate for lines of credit. Beginning in mid-2023 these loans will no longer reprice using LIBOR and will reprice on an alternative index, such as Secured Overnight Financing Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $637.0 million, $540.4 million, and $397.7 million of commercial business loans during 2022, 2021, and 2020, respectively.

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $4.4 million, $4.6 million, and $10.0 million of other loans during 2022, 2021, and 2020, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

Loan Extensions, Renewals, Modifications and Restructuring. Extensions, renewals, modifications or restructuring a loan, other than a loan that is classified as troubled debt restructured (“TDR”), requires the loan to be fully underwritten in accordance with our policy. The borrower must be current to have a loan extended, renewed, or restructured. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the changes requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and commercial business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings, and modifications must be approved by the appropriate Loan Committee.

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

Pursuant to our Commercial Real Estate Lending Policy, loans secured by commercial real estate and multi-family residential properties up to $2.0 million are approved by the Executive Vice President of Commercial Real Estate and the Senior Executive Vice President, Chief of Real Estate Lending or Executive Vice President Credit Center Manager and then ratified by the Management Loan Committee and/or the Director’s Loan Committee. Loans provided in excess of $2.0 million and up to and including $5.0 million must be submitted with the two signatures of the officers to the Management Loan Committee for final approval and then to the Director’s Loan Committee and/or Board of Directors for ratification. Loans in excess of $5.0 million and up to and including $25.0 million must be submitted subsequently to the Director’s Loan Committee and/or the Board of Directors for approval. Loan amounts in excess of $25.0 million must be approved by the Board of Directors.

In accordance with our Business Banking Credit Policy, commercial business and other loans require two signatures from the Business Loan Committee for approval up to $0.5 million. All commercial business loans and SBA loans over $0.5 million and up to $2.5 million must be approved by obtaining two signatures from the Business Loan Committee and ratified by the Management Loan Committee. Commercial business loans and SBA loans in excess of $2.5 million up to $5.0 million must be approved by the Management Loan Committee and ratified by the Director’s Loan Committee. Loans in excess of $5.0 million must be submitted to the Director’s Loan Committee and/ or the Board of Directors for approval.

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

For all loans originated by us, upon receipt of a completed loan application, a credit report is ordered, and certain other financial information is obtained. An appraisal of the real estate intended to secure the proposed loan is required to be received. An independent appraiser designated and approved by us currently performs such appraisals. Our staff appraisers review all appraisals. The Bank Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank’s appraisal policy. It is our policy to require borrowers to obtain title insurance and hazard insurance on all real estate loans prior to closing. For certain borrowers, and/or as required by law, the Bank may require escrow funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes and, in some cases, hazard insurance premiums.

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $137.3 million at December 31, 2022. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2022, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the Bank’s three largest aggregate amount of outstanding loans to one borrower were $109.4 million, $83.3 million, and $76.5 million for each of the three borrowers, all of which were performing according to their terms.

Loan Servicing. At December 31, 2022, we were servicing $52.1 million of loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. On mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all-in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2022 and 2021, we held $460.0 million and $653.4 million, respectively, of loans that were serviced by others.

Asset Quality

Loan Collection. When a borrower fails to make a required payment on a loan, except for serviced loans as described above, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations, and encouraging borrowers to meet with one of our representatives. When deemed appropriate, we develop short-term payment plans that enable borrowers to bring their loans current, generally within six to nine months. We review delinquencies on a loan-by-loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status.

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

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2022, there was one loan for $2.6 million that was past due 90 days or more and still accruing interest.

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

This strategy of selling non-performing loans has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. There can be no assurances that we will continue this strategy in the future, or if continued, we will be able to find buyers to pay adequate consideration.

The following table shows delinquent and non-performing loans sold during the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
Count	7	33	2

Proceeds	$6,863	$28,632	$580
Net charge-offs	—	(121)	—
Gross gains	119	335	42

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

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	At December 31,
(In thousands)	2022	2021	2020	2019	2018
Accrual Status:
Multi-family residential	$1,673	$1,690	$1,700	$1,873	$1,916
Commercial real estate	7,572	7,572	7,702	—	—
One-to-four family - mixed-use property	974	1,375	1,459	1,481	1,692
One-to-four family - residential	253	483	507	531	552
Commercial business and other	1,069	1,340	1,588	—	279
Total	11,541	12,460	12,956	3,885	4,439

Non-Accrual Status:
One-to-four family - mixed-use property	248	261	272	—	—
Taxi Medallion	—	—	440	1,668	3,926
Commercial business and other	28	41	2,243	941	—
Total	276	302	2,955	2,609	3,926
Total performing troubled debt restructured	$11,817	$12,762	$15,911	$6,494	$8,365

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2022, there were 2 loans totaling $3.3 million which were restructured as TDR not performing in accordance with its restructured terms. At December 31, 2021, there were no loans which were restructured as TDR not performing in accordance with its restructured terms.

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

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2022, 2021, and 2020, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.6 million, $1.1 million, and $1.4 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018

Loans 90 days or more past due and still accruing:
Multi-family residential	$—	$—	$201	$445	$—
Commercial real estate	—	—	2,547	—	—
Construction	2,600	—	—	—	—
Total	2,600	—	2,748	445	—
Non-accrual mortgage loans:
Multi-family residential	3,206	2,431	2,524	2,296	2,410
Commercial real estate	237	613	1,683	367	1,379
One-to-four family mixed-use property (1)	790	1,309	1,366	274	928
One-to-four family residential	4,425	7,725	5,854	5,139	6,144
Total	8,658	12,078	11,427	8,076	10,861
Non-accrual non-mortgage loans:
Small Business Administration	937	937	1,151	1,151	1,267
Taxi medallion(1)	—	—	2,317	1,641	613
Commercial business and other (1)	20,187	1,918	3,430	1,945	3,512
Total	21,124	2,855	6,898	4,737	5,392
Total non-accrual loans	29,782	14,933	18,325	12,813	16,253

Total non-performing loans	32,382	14,933	21,073	13,258	16,253
Other non-performing assets:
Other Real Estate Owned	—	—	—	239	—
Held-to-maturity securities	20,981	—	—	—	—
Other assets acquired through foreclosure	—	—	35	35	35
Total	20,981	—	35	274	35

Total non-performing assets	$53,363	$14,933	$21,108	$13,532	$16,288

Non-performing loans to gross loans	0.47%	0.23%	0.31%	0.23%	0.29%
Non-performing assets to total assets	0.63%	0.19%	0.26%	0.19%	0.24%
(1)	Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: taxi medallion loans totaling $0.4 million, $1.7 million and $3.9 million at December 31, 2020, 2019 and 2018 respectively, One-to-four family mixed-use property loans totaling $0.2 million at December 31, 2022 and $0.3 million at December 31, 2021, and commercial business loans totaling less than $0.1 million at December 31, 2022, and 2021, and $2.2 million and $0.9 million at December 31, 2020, and 2019, respectively.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2022		December 31, 2021
	30 - 59	60 - 89	30 - 59	60 - 89
	days	days	days	days

	(In thousands)

Multi-family residential	$1,475	$1,787	$3,652	$4,193
Commercial real estate	2,561	—	5,743	—
One-to-four family ― mixed-use property	3,721	—	2,319	—
One-to-four family ― residential	2,734	—	163	224
Small Business Administration	329	—	—	—
Commercial business and other	7,636	16	101	40
Total	$18,456	$1,803	$11,978	$4,457

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2022 and 2021, we held no OREO.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the years ended December 31, 2022, and 2021, we did not foreclose any real estate property. Included within net loans as of December 31, 2022 and 2021, was a recorded investment of $5.2 million and $8.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Environmental Concerns Relating to Loans. We currently obtain environmental reports in connection with the underwriting of commercial real estate loans, and typically obtain environmental reports in connection with the underwriting of multi-family loans. For all other loans, we obtain environmental reports only if the nature of the current or, to the extent known to us, prior use of the property securing the loan indicates a potential environmental risk. However, we may not be aware of such uses or risks in any case, and, accordingly, there can be no assurance that real estate acquired by us in foreclosure is free from environmental contamination nor that we will not have any liability with respect thereto.

Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO, and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass”. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories but contains a potential weakness that deserves closer attention. Our Criticized and Classified Assets totaled $88.9 million at December 31, 2022, an increase of $10.6 million from $78.3 million at December 31, 2021.

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2022:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$2,732	$4,317	$—	$—	$7,049
Commercial real estate	4,041	262	—	—	4,303
One-to-four family - mixed-use property	719	974	—	—	1,693
One-to-four family - residential	—	4,305	—	—	4,305
Construction	—	2,600	—	—	2,600
Small Business Administration	39	1,192	—	—	1,231
Commercial business and other	24,620	12,071	10,042	—	46,733
Total loans	32,151	25,721	10,042	—	67,914

Investment Securities:
Held-to-maturity securities	—	20,981	—	—	20,981
Total investment securities	—	20,981	—	—	20,981

Total	$32,151	$46,702	$10,042	$—	$88,895

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2021:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$4,787	$3,021	$—	$—	$7,808
Commercial real estate	794	1,053	—	—	1,847
One-to-four family - mixed-use property	1,130	1,835	—	—	2,965
One-to-four family - residential	354	7,661	—	—	8,015
Construction	856	873	—	—	1,729
Small Business Administration	48	957	—	—	1,005
Commercial business and other	17,988	14,878	1,081	—	33,947
Total loans	25,957	30,278	1,081	—	57,316

Investment Securities:
Held-to-maturity securities	20,977	—	—	—	20,977
Total investment securities	20,977	—	—	—	20,977

Total	$46,934	$30,278	$1,081	$—	$78,293

Allowance for Credit Losses

The Allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. Loans are charged off against that ACL when management believes that a loan balance is uncollectable based on quarterly analysis of credit risk.

As of January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses”. The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes.

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

In calculating the ACL, the Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). During 2022, the Company made an adjustment to decrease the reversion period to adjust for the model using a more favorable forecast based on national statistics compared to the Bank’s primary market area, the New York Tri-State area, where economic improvements lag behind the nation. When calculating the ACL estimate for December 31, 2022, the reasonable and supportable forecast was for a period of two quarters and the reversion period was four quarters. At December 31, 2022, the ACL for loans totaled $40.4 million.

Non-performing loans totaled $32.4 million and $14.9 million at December 31, 2022 and 2021, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2022, the outstanding principal balance of our non-performing loans was 36.0% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $1.5 million and $3.1 million during the years ended December 31, 2022 and 2021, respectively. The Company recorded a provision (benefit) for credit losses on loans totaling $4.8 million and ($4.9) million for the years ended December 31, 2022 and 2021, respectively. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing economic uncertainty resulting from high and rising inflation including increasing interest rates. The benefit recorded in 2021 was primarily due to improving economic conditions. We believe that at December 31, 2022, the allowance was sufficient to absorb losses inherent in our loan portfolio. The allowance for credit losses represented 0.58% and 0.56% of gross loans outstanding at December 31, 2022 and 2021, respectively. The allowance for credit losses represented 124.9% and 248.7% of non-performing loans at December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Company modified one investment security totaling $21.0 million as TDR by granting a payment forbearance. The non-performing investment security and attendant loan are collateralized by a commercial condominium located in Manhattan with a combined LTV of approximately 63%. At December 31, 2022, this security is reported as non-accrual and non-performing. The ACL for held-to-maturity securities totaled $1.1 million and $0.9 million at December 31, 2022 and 2021, respectively.

The following table sets forth changes in, and the balance of, our Allowance for credit losses.

	For the year ended December 31,
(In thousands)	2022	2021	2020

Balance at beginning of period	$37,135	$45,153	$21,751
Loans- CECL Adoption	—	—	379
Loans- Allowance recorded at the time of Acquisition	—	—	4,099
Loans- Charge-off	(3,348)	(5,134)	(4,005)
Loans- Recovery	1,813	2,015	366
Loans- Provision	4,842	(4,899)	22,563
Allowance for Credit Losses - Loans	$40,442	$37,135	$45,153

Balance at beginning of period	$862	$907	$—
HTM Securities- CECL Adoption	—	—	340
HTM Securities- Provision (Benefit)	238	(45)	567
Allowance for HTM Securities losses	$1,100	$862	$907

Balance at beginning of period	$1,209	$1,815	$—
Off-Balance Sheet - CECL Adoption	—	—	553
Off-Balance Sheet- (Benefit) Provision	(239)	(606)	1,262
Allowance for Off-Balance Sheet losses	$970	$1,209	$1,815

Allowance for Credit Losses	$42,512	$39,206	$47,875

The following table sets forth changes in, and the balance of, our Allowance for credit losses - loans.

	For the year ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018

Balance at beginning of year	$37,135	$45,153	$21,751	$20,945	$20,351
Allowance recorded at the time of Acquisition	—	—	4,099	—	—
CECL Adoption	—	—	379	—	—
Provision (Benefit) for credit losses	4,842	(4,899)	22,563	2,811	575

Loans charged-off:
Multi-family residential	(208)	(43)	—	(190)	(99)
Commercial real estate	—	(64)	—	—	—
One-to-four family mixed-use property	—	(33)	(3)	(89)	(3)
One-to-four family - residential	(20)	—	—	(113)	(1)
SBA	(1,053)	—	(178)	—	(392)
Taxi medallion	—	(2,758)	(1,075)	—	(393)
Commercial business and other loans	(2,067)	(2,236)	(2,749)	(2,386)	(44)
Total loans charged-off	(3,348)	(5,134)	(4,005)	(2,778)	(932)

Recoveries:
Mortgage Loans	82	300	188	291	711
SBA, commercial business, and other loans	1,284	258	178	348	97
Taxi medallion	447	1,457	—	134	143
Total recoveries	1,813	2,015	366	773	951

Net (charge-offs) recoveries	(1,535)	(3,119)	(3,639)	(2,005)	19
Balance at end of year	$40,442	$37,135	$45,153	$21,751	$20,945

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.05%	0.06%	0.04%	—%
Ratio of ACL - loans to gross loans at end of period	0.58%	0.56%	0.67%	0.38%	0.38%
Ratio of ACL to non-accrual loans at the end of the year	135.79%	248.66%	246.40%	169.76%	128.87%
Ratio of ACL - loans to non-performing loans at end of period	124.89%	248.66%	214.27%	164.05%	128.87%
Ratio of ACL to non-performing assets at the end of the year	75.79%	248.66%	213.91%	160.73%	128.60%

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

	At December 31,
	2022		2021		2020		2019		2018
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans

	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$9,552	37.57%	$8,185	37.94%	$6,557	37.81%	$5,391	38.88%	$5,676	41.00%
Commercial real estate	8,184	27.62	7,158	26.77	8,327	26.18	4,429	27.48	4,315	27.86
One-to-four family mixed-use property	1,875	8.00	1,755	8.62	1,986	9.00	1,817	10.29	1,867	10.44
One-to-four family residential	901	3.48	784	4.17	869	3.78	756	3.42	749	3.59
Construction	261	1.02	186	0.90	497	1.24	441	1.18	329	0.91
Gross mortgage loans	20,773	77.69	18,068	78.40	18,236	78.01	12,834	81.25	12,936	83.80

Non-mortgage loans:

Small Business Administration	2,198	0.34	1,209	1.41	2,251	2.50	363	0.25	418	0.27
Taxi medallion	—	—	—	—	—	0.04	—	0.06	—	0.08
Commercial business and other	17,471	21.97	17,858	20.19	24,666	19.45	8,554	18.44	7,591	15.85
Gross non-mortgage loans	19,669	22.31	19,067	21.60	26,917	21.99	8,917	18.75	8,009	16.20

Total loans	$40,442	100.00%	$37,135	100.00%	$45,153	100.00%	$21,751	100.00%	$20,945	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt on December 31, 2022, and 2021.

Our ALCO Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity monthly.

Investment securities are classified as available for sale when management intends to hold the securities for an indefinite period, or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option totaling $13.0 million and $14.6 million at December 31, 2022, and 2021, respectively. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, are excluded from earnings and included in accumulated other comprehensive loss, net of taxes. Securities held-to-maturity are carried at their amortized cost basis. As of December 31, 2022, we had $735.4 million in available for sale securities and $73.7 million in held-to-maturity securities, together they represented 9.60% of total assets. Total securities had an aggregate market value that approximated 1.2 times the amount of our equity as of December 31, 2022.

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions, and a reasonable and supportable forecast. On December 31, 2022 the Company’s held to maturity portfolio composition was four securities totaling $74.8 million (before allowance for credit losses). The first two are structured similar to a commercial owner occupied loan, and modeled for credit losses similarly to commercial business loans secured by real estate; the third is under forbearance and is individually evaluated for allowance for credit loss; and the fourth issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security.

During the year ended December 31, 2022, the Company modified one investment security totaling $21.0 million as TDR by granting a payment forbearance. At December 31, 2022, this security is reported as non-accrual and non-performing.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold at the dates indicated. Available for sale securities are represented exclusive of fair market value adjustments.

	At December 31,
	2022		2021		2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Securities held-to-maturity
Bonds and other debt securities:
Municipal securities (1)	$66,936	$55,561	$50,836	$53,362	$50,825	$54,538
Total bonds and other debt securities	66,936	55,561	50,836	53,362	50,825	54,538

Mortgage-backed securities:
FNMA	7,875	6,989	7,894	8,667	7,914	8,991
Total mortgage-backed securities	7,875	6,989	7,894	8,667	7,914	8,991

Total securities held-to-maturity (1)	74,811	62,550	58,730	62,029	58,739	63,529

Securities available for sale
Bonds and other debt securities:
U.S. government agencies	83,720	81,103	5,599	5,590	6,452	6,453
Corporate debentures	146,430	131,766	107,423	104,370	130,000	123,865
Collateralized loan obligations	129,684	125,478	81,166	80,912	100,561	99,198
Total bonds and other debt securities	359,834	338,347	194,188	190,872	237,013	229,516

Mutual funds	11,211	11,211	12,485	12,485	12,703	12,703

Equity securities:
Common stock	1,516	1,516	1,695	1,695	1,295	1,295
Total equity securities	1,516	1,516	1,695	1,695	1,295	1,295

Mortgage-backed securities:
REMIC and CMO	175,712	148,414	210,948	208,509	175,142	180,877
GNMA	9,193	7,317	10,572	10,286	13,009	13,053
FNMA	172,690	148,265	203,777	202,938	143,154	146,169
FHLMC	96,725	80,287	152,760	150,451	63,796	64,361
Total mortgage-backed securities	454,320	384,283	578,057	572,184	395,101	404,460

Total securities available for sale	826,881	735,357	786,425	777,236	646,112	647,974

Interest-earning deposits and Federal funds sold	121,893	121,893	51,699	51,699	133,683	133,683
Total	$1,023,585	$919,800	$896,854	$890,964	$838,534	$845,186
(1)	Does not include allowance for credit losses totaling $1.1 million for the year ended December 31, 2022, and $0.9 million for each of the years ended December 31, 2021 and 2020.

Mortgage-backed securities. At December 31, 2022, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $391.3 million, of which $10.9 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2022	2021	2020

	(In thousands)

Balance at beginning of year	$572,184	$404,460	$523,849

Purchases of mortgage-backed securities	56,557	340,789	308,078

Amortization of unearned premium, net of accretion of unearned discount	(2,007)	(2,943)	(4,100)

Net change in unrealized (losses) gains on mortgage-backed securities available for sale	(64,164)	(15,232)	7,111

Net realized (losses) gains recorded on mortgage-backed securities carried at fair value	(24)	(2)	23

Sales and maturities of mortgage-backed securities	(84,224)	(8,602)	(220,971)

Principal repayments received on mortgage-backed securities	(94,039)	(146,286)	(209,530)

Net (decrease) increase in mortgage-backed securities	(187,901)	167,724	(119,389)

Balance at end of year	$384,283	$572,184	$404,460

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2022. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield

	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities (1)	$—	—%	$—	—%	$—	—%	$66,936	2.25%	23.55	$66,936	$55,561	2.25%
Total bonds and other debt securities	—	—	—	—	—	—	66,936	2.25	23.55	66,936	55,561	2.25

Mortgage-backed securities:
FNMA	—	—	—	—	—	—	7,875	3.32	10.34	7,875	6,989	3.32
Total mortgage-backed securities	—	—	—	—	—	—	7,875	3.32	10.34	7,875	6,989	3.32
Securities available for sale

Bonds and other debt securities:
US govt. and agencies	10,006	1.50	69,570	1.56	—	—	4,144	4.02	2.20	83,720	81,103	1.70
Corporate debentures	—	—	65,000	3.38	81,430	4.55	—	—	6.24	146,430	131,766	4.03
CLO	—	—	—	—	114,280	5.76	15,404	5.25	8.59	129,684	125,478	5.70
Total bonds and other debt securities	10,006	1.50	134,570	2.44	195,710	5.26	19,548	4.99	6.15	359,834	338,347	4.08

Mutual funds	11,211	1.52	—	—	—	—	—	—	—	11,211	11,211	1.52

Equity securities:
Common stock	—	—	—	—	—	—	1,516	7.44	—	1,516	1,516	7.44
Total equity securities	—	—	—	—	—	—	1,516	7.44	—	1,516	1,516	7.44

Mortgage-backed securities:
REMIC and CMO	—	—	—	—	673	2.50	175,039	2.06	29.72	175,712	148,414	2.06
GNMA	—	—	32	7.00	105	7.19	9,056	2.07	26.91	9,193	7,317	2.15
FNMA	—	—	2,787	2.99	8,517	2.30	161,386	2.26	20.03	172,690	148,265	2.27
FHLMC	—	—	—	—	1,676	3.07	95,049	2.18	21.89	96,725	80,287	2.19
Total mortgage-backed securities	—	—	2,819	3.04	10,971	2.48	440,530	2.16	24.31	454,320	384,283	2.17

Interest-earning deposits	121,893	3.92	—	—	—	—	—	—	—	121,893	121,893	3.92
Total	$143,110	3.56%	$137,389	2.45%	$206,681	5.11%	$536,405	2.31%	16.54	$1,023,585	$919,800	3.12%
(1)	Does not include allowance for credit losses totaling $1.1 million.

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from the sale of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 25 full-service offices and our Internet Branch. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices, we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2022 and 2021, total deposits at our Internet Branch were $154.6 million and $188.0 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2022 and 2021, total deposits in our government banking unit totaled $1,653.3 million and $1,618.8 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is significantly influenced by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2022 of $103.7 million, primarily due to growth in our certificate of deposits, partially offset by a decline in core deposits. During the year ended December 31, 2022, the cost of our interest-bearing due to depositors’ accounts increased 50 basis points to 0.88% from 0.38% for the year ended December 31, 2021. The increase in the cost of deposits was primarily due to the Company’s response to the Federal Reserve increasing rates. While we are unable to predict the direction of future interest rate changes, if interest rates would rise during 2023, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates decline in 2023, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $377.4 million and $217.5 million at December 31, 2022 and 2021, respectively.

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. At December 31, 2022 and 2021, we had $856.3 million and $626.3 million, respectively, classified as brokered deposits. We obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide funds for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company (“DTC”) is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. These instruments allow us to better manage the maturity of our deposits and our interest rate risk. At times, we also utilize brokers to obtain money market deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through the IntraFi Network which arranges for the placement of funds into certificate of deposit accounts, demand accounts or money market accounts issued by other member banks within the network in increments of less than $250,000. This allows us to accept deposits in excess of $250,000 from a depositor and to place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We obtain these types of deposits primarily as a short-term funding source. We can also place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in the IntraFi Network money market and demand accounts which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2022 and 2021, the Bank held IntraFi Network money market and demand deposits totaling $654.2 million and $817.6 million, respectively, of which $55.0 million were classified as brokered deposits at December 31, 2021. At December 31, 2022, none of these deposits were classified as brokered deposits.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2022			2021			2020
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

	(Dollars in thousands)
Savings accounts	$143,641	2.21%	0.21%	$156,554	2.45%	0.13%	$168,183	2.74%	0.18%
NOW accounts (1)	1,746,190	26.93	2.14	1,920,779	30.08	0.11	2,323,172	37.86	0.28
Demand accounts (2)	921,238	14.20	0.00	967,621	15.15	0.00	778,672	12.69	0.00
Mortgagors' escrow deposits	48,159	0.74	0.30	51,913	0.81	0.01	45,622	0.74	0.02
Total	2,859,228	44.08	1.37	3,096,867	48.49	0.07	3,315,649	54.03	0.21

Money market accounts (3)	2,099,776	32.38	2.47	2,342,003	36.68	0.22	1,682,345	27.42	0.50

Certificate of deposit accounts with original maturities of:
Less than 6 Months (4)	273,696	4.22	3.58	128,745	2.02	0.12	113,537	1.85	0.05
6 to less than 12 Months (5)	24,215	0.37	0.44	161,624	2.53	0.33	349,621	5.70	0.48
12 to less than 30 Months (6)	1,088,371	16.79	2.96	530,273	8.30	0.45	523,815	8.54	1.01
30 to less than 48 Months (7)	79,923	1.23	3.24	52,726	0.83	0.83	37,250	0.61	2.44
48 to less than 72 Months (8)	57,701	0.89	2.70	70,030	1.10	2.64	84,970	1.38	2.51
72 Months or more	2,432	0.04	0.19	3,177	0.05	0.50	29,168	0.46	3.17
Total certificate of deposit accounts	1,526,338	23.54	3.03	946,575	14.83	0.57	1,138,361	18.55	0.97

Total deposits (9)	$6,485,342	100.00%	2.12%	$6,385,445	100.00%	0.20%	$6,136,355	100.00%	0.43%
(1)	Includes brokered deposits of $80.4 million, $178.9 million and $720.1 million at December 31, 2022, 2021 and 2020 respectively.
(2)	Includes brokered deposits of $2.1 million at December 31, 2020.
(3)	Includes brokered deposits of $329.0 million, $251.1 million and $102.9 million at December 31, 2022, 2021 and 2020, respectively.
(4)	Includes brokered deposits of $271.6 million, $119.0 million, and $116.5 million at December 31, 2022, 2021 and 2020, respectively.
(5)	Includes brokered deposits of $20.0 million, at December 31, 2020.
(6)	Includes brokered deposits of $126.1 million, $67.9 million, and $77.8 million at December 31, 2022, 2021 and 2020, respectively.
(7)	Includes brokered deposits of $49.0 million and $25.4 million at December 31, 2022 and 2020, respectively.
(8)	Includes brokered deposits of $9.3 million and $9.3 million at December 31, 2021 and 2020, respectively.
(9)	Included in the above balances are IRA and Keogh deposits totaling $276.1 million, $208.6 million, and $107.9 million at December 31, 2022, 2021 and 2020, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at the periods indicated:

				At December 31, 2022
	At December 31,			Within	One to
	2022	2021	2020	One Year	Three Years	Thereafter

	(In thousands)
Interest rate:
1.99% or less(1)	$307,498	$878,744	$949,274	$254,009	$50,859	$2,630
2.00% to 2.99%(2)	271,215	37,917	131,239	54,857	216,358	—
3.00% to 3.99%(3)	569,751	29,914	57,848	313,258	256,493	—
4.00% to 4.99% (4)	377,874	—	—	237,422	140,452	—
Total	$1,526,338	$946,575	$1,138,361	$859,546	$664,162	$2,630
(1)	Includes brokered deposits of $7.3 million, $186.9 million, and $213.6 million at December 31, 2022, 2021 and 2020, respectively.
(2)	Includes brokered deposits of $9.3 million, and $35.4 million at December 31, 2021, and 2020, respectively.
(3)	Includes brokered deposits of $238.2 million at December 31, 2022.
(4)	Includes brokered deposits of $206.6 million at December 31, 2022.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $250,000 or more at December 31, 2022 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$24,339	2.05%
Over three through six months	27,704	1.22
Over six through 12 months	146,399	3.48
Over 12 months	178,953	3.13
Total	$377,395	3.06%

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2022	2021	2020

	(In thousands)
Net deposits	$52,627	$228,642	$342,126
Acquired in Empire acquisition	—	—	685,393
Amortization (accretion) of premiums, net	(15)	124	100
Interest on deposits	47,285	20,324	42,312
Net increase in deposits	$99,897	$249,090	$1,069,931

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2022			2021			2020
		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost

	(Dollars in thousands)
Savings accounts	$153,605	2.21%	0.14%	$157,640	2.45%	0.16%	$176,443	2.74%	0.28%
NOW accounts	1,976,238	26.93	0.78	2,165,762	30.08	0.25	1,603,402	37.86	0.58
Demand accounts	1,019,090	14.20	—	922,741	15.15	—	583,235	12.69	—
Mortgagors' escrow deposits	80,021	0.74	0.17	77,552	0.81	0.01	70,829	0.74	0.06
Total	3,228,954	44.08	0.49	3,323,695	48.50	0.17	2,433,909	54.03	0.40

Money market accounts	2,191,768	32.38	0.87	2,059,431	36.68	0.35	1,561,496	27.42	0.92

Certificate of deposit accounts	1,031,024	23.54	1.22	1,033,187	14.82	0.71	1,167,865	18.55	1.55
Total deposits	$6,451,746	100.00%	0.73%	$6,416,313	100.00%	0.33%	$5,163,270	100.00%	0.82%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. The Bank also has unsecured lines of credit with other commercial banks. In addition, we issued junior subordinated debentures with a total par of $61.9 million in 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. In 2022 and 2021, the Company issued subordinated debt with aggregated principal amounts of $65.0 million and $125.0 million, respectively.

The Company uses interest rate swaps on borrowings to help mitigate the impact interest rate increases have on our cost of funds. At December 31, 2022 and 2021, the Company had active interest rate swaps on borrowings totaling $391.5 million and $516.5 million, respectively. For the year ended December 31, 2022 and 2021, the interest rate swaps on borrowings had an average cost of 2.27% and 2.31%, respectively.

The average cost of borrowings was 2.54%, 2.24%, and 1.97% for the years ended December 31, 2022, 2021 and 2020, respectively. The average balances of borrowings were $1,012.1 million, $905.1 million, and $1,361.6 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2022	2021	2020

	(Dollars in thousands)
FHLB-NY Advances
Average balance outstanding	$811,380	$694,824	$1,147,364
Maximum amount outstanding at any month end during the period	1,336,186	786,736	1,498,059
Balance outstanding at the end of period	815,501	611,186	797,201
Weighted average interest rate during the period	1.94%	1.96%	1.77%
Weighted average interest rate at end of period	4.08	0.38	0.56

Other Borrowings
Average balance outstanding	$200,769	$210,270	$214,195
Maximum amount outstanding at any month end during the period	240,483	449,776	419,715
Balance outstanding at the end of period	237,472	204,358	223,694
Weighted average interest rate during the period	4.98%	3.30%	3.05%
Weighted average interest rate at end of period	5.16	2.61	2.78

Total Borrowings
Average balance outstanding	$1,012,149	$905,094	$1,361,559
Maximum amount outstanding at any month end during the period	1,572,830	1,236,512	1,617,582
Balance outstanding at the end of period	1,052,973	815,544	1,020,895
Weighted average interest rate during the period	2.54%	2.24%	1.97%
Weighted average interest rate at end of period	4.32	0.94	1.05

Subsidiary Activities

At December 31, 2022, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had two wholly owned subsidiaries: FSB Properties Inc and Flushing Service Corporation. In 2021, Flushing Preferred Funding Corporation (“FPFC”) was dissolved.

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

Human Capital

On December 31, 2022, we had 560 full-time employees and 16 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Oversight & Governance. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our inclusion and diversity program and initiatives. The Board of Directors is responsible for discussing, evaluating, and reviewing regular updates from management with regard to human capital matters. Our Board of Directors is comprised of diverse cultures, ethnicity, and gender.

Learning and Development. The Company provides comprehensive learning and development programs for our employees. We believe that investing in the growth and development of our team members is not only beneficial for them personally, but also critical to the success of our business. To that end, we have implemented a range of training initiatives, including on-the-job learning opportunities, online courses, in-person workshops and mentorship programs.  We believe that by supporting the growth of our team members, we are creating a stronger, more capable workforce that will drive our organization forward for years to come.

Diversity, Equity & Inclusion. We are committed to promoting diversity, equity, and inclusion in the workplace. We recognize that a diverse workforce with varied experiences, perspectives, and backgrounds is critical to driving innovation, enhancing creativity, and ultimately achieving success.  We pride ourselves on establishing a diverse workforce that serves our diverse customer base in the New York City metro area. As of December 31, 2022, our multi-cultural employee population spoke more than 20 different languages. Our inclusion and diversity program focuses on workforce (our team members), workplace (culture, tools, and programs) and community. We have undertaken a series of initiatives to further enhance our existing diversity and inclusion programs, including Flushing Bank Serves volunteer program and the creation of a Diversity & Inclusion Committee. We have also broadened our focus on inclusion and diversity by equipping and empowering our team leaders with appropriate tools and training.

Total Rewards. The Company believes that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with a rich total rewards program which includes:

•Competitive base salaries;

•Incentive bonus opportunities;

•Equity ownership;

•401(k) plan access;

•Healthcare and other insurance programs;

•Health savings and flexible spending accounts;

•Paid time off;

•Volunteer time off;

•Family leave, and

•Employee assistance program.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. The 2014 Omnibus Plan originally covered the issuance of 1,100,000 shares, which was increased. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan authorizing an additional 672,000 shares available for future issuance. In addition, that amendment eliminated, in the case of stock options and stock appreciation rights, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. On May 18, 2021, stockholders approved a further amendment of the 2014 Omnibus Plan to authorize an additional 1,100,000 shares for future issuance. Including the additional shares authorized from the amendments, 968,657 shares remained available for future issuance under the 2014 Omnibus Plan at December 31, 2022.

For additional information concerning this plan, see “Note 12 (“Stock-Based Compensation”) of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

REGULATION

General

The Bank is a New York State-chartered commercial bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is subject to extensive regulation and supervision by the New York State Department of Financial Services (“NYDFS”), as its chartering agency, by the FDIC, as its insurer of deposits, and to a lesser extent by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Bank must file reports with the NYDFS, the FDIC, and the CFPB concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Bank is periodically examined by the NYDFS and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision established a comprehensive framework of activities in which a commercial bank can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank and its operations, and the Company’s shareholders. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.

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

COVID-19 Legislation

In March 2020, the CARES Act was signed into law in response to the coronavirus pandemic. This legislation aimed at providing relief for individuals and businesses that have been negatively impacted by the COVID-19 pandemic. In December 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law, providing for, among other things, further suspension of the exception for loan modifications to not be classified as TDRs if certain criteria are met, as described below. The CARES Act, as amended by the CAA, includes a provision for the Company to opt out of applying the TDR accounting guidance in Accounting Standards Codification (“ASC”) 310-40 for certain loan modifications. Loan modifications made between March 1, 2020, and the earlier of (i) January 2, 2022, or (ii) 60 days after the President declared a termination of the COVID-19 national emergency were eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. Accordingly, this relief ended on January 2, 2022. As discussed below, the Company applied the guidance to qualifying loan modifications. The CARES Act includes the Paycheck Protection Program (“PPP”), a program to aid small and medium- sized businesses through federally guaranteed loans distributed through banks and other financial institutions. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.

Impact of COVID-19

Overview

During the COVID-19 pandemic, we have actively assisted our customers by providing short-term forbearances in the form of deferrals of interest, principal and/or escrow for terms ranging from one to twelve months. At December 31, 2022, we had four active forbearances for loans with an aggregate outstanding loan balance of approximately $9.9 million resulting in total deferment of $0.6 million in principal, interest and escrow. We actively participated in the PPP, closing $5.2 million and $138.7 million of these loans during the years ended December 31, 2022, and 2021, respectively. We were one of nine banks in the State of New York that participated in the Main Street Lending Program. We were also a proud participant in the FHLB-NY Small Business Recovery Grant Program, helping our customers and communities navigate through the current environment.

Impact on Our Financial Statements and Results of Operations

Financial institutions are dependent upon the ability of their loan customers to meet their loan obligations and the availability of their workforce and vendors. Early in the second quarter of 2020, shelter-at-home mandates and other remediation from the COVID-19 pandemic were enacted. The pandemic and these remediation measures have directly impacted the communities we serve, where commercial activity decreased significantly. As of December 31, 2022, that commercial activity had improved and returned to pre-pandemic levels.

In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors in the communities we serve, which impacted and may continue to impact the demand for loans and other services we offer. However, the Company’s capital and financial resources have not been materially impacted by the pandemic, as our results of operations depend primarily on net interest income, which benefited from the actions taken by the Federal Reserve to counteract the negative economic impact of the pandemic. Future operating results and near-and-long-term financial condition are subject to significant uncertainty. Our funding sources have not changed significantly, and we expect to continue to be able to timely service our debts and its obligations.

The Company elected to consider loans temporarily modified for borrowers directly impacted by COVID-19 not to be TDRs where CARES Act and/or CAA criteria were deemed to have been met. As such, these loans were considered current and continued to accrue interest on their original contractual terms.

The Dodd-Frank Act

The Dodd-Frank Act has significantly impacted the current bank regulatory structure and is expected to continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. In addition to creating the CFPB, the Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million, or (ii) such securities were issued prior to May 19, 2010, by bank or savings and loan holding companies with assets of less than $15 billion. The Dodd-Frank Act created a new supervisory structure for oversight of the U.S. financial system, including the establishment of a new council of regulators, the Financial Stability Oversight Council, to monitor and address systemic risks to the financial system. Non-bank financial companies that are deemed to be significant to the stability of the U.S. financial system and all bank holding companies with $50 billion or more in total consolidated assets will be subject to heightened supervision and regulation. The FRB will implement prudential requirements and prompt corrective action procedures for such companies.

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

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The Bank’s capital conservation buffer currently is 6.37%. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2022, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) provides certain regulatory relief, including to community banks, which are generally characterized in the statute as banking organizations with less than $10 billion in total consolidated assets and with limited trading activities. The Economic Growth Act requires the federal banking agencies to develop a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A financial institution can elect to be subject to this new definition. The federal banking agencies, including the FDIC, have issued a rule pursuant to the Economic Growth Act to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that such institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III.  The Bank has elected not to be subject to this new definition. See “FDIC Regulations – Prompt Corrective Regulatory Action.”

The Truth in Lending Act (“TILA”) is the commonly used name for Title I of the Consumer Credit Protection Act, passed by Congress in 1968, which is the consumer protection law specifying what information lenders must share with borrowers before giving them a loan or line of credit. This information includes the annual percentage rate, loan terms, and total cost of the loan. Section 101 of the Economic Growth Act amended the TILA to add a safe harbor for "plain vanilla" mortgage loans originated by banking organizations and credit unions with less than $10 billion in total consolidated assets under existing qualified mortgage and ability to pay rules.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, or related group of borrowers, the aggregate amount of which would exceed 15% of the bank’s net worth. An additional amount may be loaned up to an additional 10% of the bank’s net worth, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments, but generally does not include real estate. The Bank currently complies with all applicable loans-to-one-borrower limitations. At December 31, 2022, the Bank’s largest aggregate amount of outstanding loans to one borrower was $109.4 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

New York State Banking Law gives the Superintendent authority to issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the NYDFS that any director, trustee, or officer of any banking organization has violated any law or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings or commercial bank under certain circumstances.

The Superintendent of the NYDFS has the authority to appoint a receiver or liquidator of any state-chartered bank or trust company under specified circumstances, including where (i) the bank is conducting its business in an unauthorized or unsafe manner, (ii) the bank has suspended payment of its obligations, or (iii) the bank cannot with safety and expediency continue to do business.

The NYDFS has issued cybersecurity regulations in Part 500 of Title 23 of the New York Codes, Rules and Regulations (“Part 500”), which cover five basic areas.

Governance: The regulation requires senior management and boards of directors to adopt a cybersecurity policy for protecting information systems and most sensitive information. Covered companies are also required to designate a Chief Information Security Officer (the “CISO”), who must report to the board annually.

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

Vendors: The regulation also regulates third-party vendors with access to our information technology or non-public information. We are required to develop and implement written policies and procedures to ensure the security of our information technology systems or non-public information that can be accessed by our vendors, including identifying the risks from third-party access, imposing minimum cybersecurity practices for vendors, and creating a due-diligence process for evaluating those vendors.

Reports: The regulation imposes a notification process for any material cybersecurity event. Within 72 hours, a cybersecurity event that has a “reasonable likelihood” of “materially harming” us or that must be reported to another government or self-regulating agency must be reported to the NYDFS. In addition, an annual compliance certification to the NYDFS from either the board or a senior officer is required.

On November 9, 2022, the NYDFS released proposed amendments to Part 500 that covered entities would be required to notify the NYDFS within 72 hours of (i) any cybersecurity event that has a reasonable likelihood of disrupting or degrading any part of a company’s normal operations, (ii) any unauthorized access to a privileged account or deployment of ransomware within a material part of the company’s information systems, and (iii) any cybersecurity event at a third party service provider that affects a covered entity.  In addition, covered entities would be required to notify the NYDFS within 24 hours of an extortion payment made in connection with a cybersecurity event involving the covered entity.  Also, within 90 days of a cybersecurity event, covered entities would be required to provide the NYDFS of information requested by the NYDFS regarding the investigation of the cybersecurity event and a continuing obligation to update and supplement the information provided.

The proposed amendments would also create a new category of “Class A” companies that would be subject to certain heightened requirements, including at least annually to conduct an independent external audit of their cybersecurity programs, and, at least once every three years, use external experts to conduct a risk assessment. Also, the proposed amendments would require the senior governance bodies (the Board or a Committee thereof), the CISO and highest-ranking executive to take additional actions and reports and create new requirements with respect to cybersecurity policies and procedures, reports to the NYDFS, and specify what could be violations of Part 500 and the consequences for such violations.

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

FDIC Regulations

Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as a “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance-

sheet items to risk-weighted categories ranging from 0% to 1250%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier 1”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier 2”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the ACL, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. See “Prompt Corrective Regulatory Action” below.

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

Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. As of December 31, 2022, the Bank was a “well-capitalized” bank, as applicably defined. The Dodd-Frank Act made permanent the standard maximum amount of FDIC deposit insurance at $250,000 per depositor. In addition, the deposits of the Bank are insured up to applicable limits by the DIF. In this regard, insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 1.5 to 40 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity.

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

Brokered Deposits

FDIC and other regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval,

“adequately capitalized.” Pursuant to the regulations the Bank, as a well-capitalized institution, may accept brokered deposits.

Incentive Compensation Guidance

Federal banking agencies and the NYDFS have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations, including bank holding companies, do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, in October 2022, the SEC finalized a rule that directs stock exchanges to require listed companies to implement claw-back policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and requires companies to disclose their claw-back policies and their actions under those policies.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and FRB’s Regulation W generally:

●	Limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any affiliate;
●	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and
●	require that all such transactions be on terms substantially the same, or at least favorable to, the bank or subsidiary, as those provided to a non-affiliate.

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

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank received a CRA rating of “Outstanding” in its most recent completed CRA examination, the report for which was prepared as of July 9, 2021 and approved by the FDIC on April 7, 2022.  In June 2022, the Federal Reserve and the FDIC issued a proposal to amend their regulations implementing the CRA. The proposed rules would materially revise the current CRA framework, including new assessment area requirements, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements, including an increase in the thresholds for receiving “Outstanding” ratings in the future.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2022, the Bank was required to maintain $45.8 million of FHLB-NY stock.

Holding Company Regulations

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “BHCA”), as administered by the FRB. The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In addition, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the NYDFS.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. At December 31, 2022, the Company’s consolidated capital exceeded these requirements.

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

Under the FDI Act, a depository institution may be liable to the FDIC for losses caused to the DIF if a commonly controlled depository institution were to fail. The Bank is commonly controlled within the meaning of that law.

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

Consumer Financial Protection Bureau

Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself or herself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction.

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

Data Privacy

Federal and state laws contain extensive consumer privacy protection provisions. The GLBA requires financial institutions to periodically disclose their privacy practices and policies relating to sharing such information and enable retail customers to opt out of the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

Cybersecurity

The Cybersecurity Information Sharing Act (the “CISA”) is intended to improve cybersecurity in the U.S. through sharing of information about security threats between the U.S. government and private sector organizations, including financial institutions such as the Bank. The CISA also authorizes companies to monitor their own systems, notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from potential cyber-attacks. In addition, effective April 2022, the Federal Reserve and the FDIC issued a rule that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States.

Federal Restrictions on Acquisition of the Company

Under the Federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company.

Federal Securities Laws

The Company’s common stock is registered with the SEC and listed for trading on The Nasdaq Stock Market (“Nasdaq”). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 and the rules of Nasdaq. In August 2021, the SEC approved new Nasdaq listing rules regarding board diversity and disclosure. Beginning with the Company’s proxy statement for its annual meeting of shareholders in 2022, the Company will commence disclosing board diversity data annually. In addition, under new Nasdaq listing rules, the Company will be required to have, or explain why it does not have, (i) one diverse director by the later of August 6, 2023, or the date it files its proxy statement  for its annual meeting shareholders in 2023, and (ii) two diverse directors by the later of August 6, 2025, or the date it files its proxy statement  for its annual meeting of shareholders in 2025. A listed issuer may meet these diversity requirements by having two female directors or one female director and one director who is an underrepresented minority or LGBTQ+. The Company presently meets these requirements.

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

Changes in Interest Rates May Impact Our Financial Condition and Results of Operations

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of multi-family residential loans, commercial business loans and commercial real estate mortgage loans) and the interest expense paid on our interest-bearing liabilities (consisting primarily of deposits and borrowings). The level of net interest income is primarily a function of the average balance of our interest-earning assets and our interest-bearing liabilities, along with the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates.  The FOMC raised the target range for the federal funds rate seven times during 2022 from a range of 0.25% to 0.50% in March to a range of 4.25% to 4.50% in December. The FOMC raised the target range for the federal funds rate an additional 25 basis points in February of 2023 to 4.50% to 4.75%, and it is currently expected that during the remainder of 2023 the FOMC may increase the target range for federal funds rate several more times. There can be no assurances as to any future FOMC decisions on interest rates.  A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings.  Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. Our interest rate risk is exacerbated in the short term by the fact that approximately 67% of our certificates of deposit accounts and borrowings will reprice or mature during the next year.

As a result of our historical focus on the origination of multi-family residential mortgage loans, commercial business loans and commercial real estate mortgage loans, the majority of our loans are adjustable rate, however, many adjust at periods of five to 10 years. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the generation of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time and during the first quarter of 2022 were at historical low levels. As interest rates increase, our cost of funds increases more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the estimated fair value of our fixed-rate assets, such as our securities portfolios, would decline (and our unrealized gains on such assets would ordinarily decrease and unrealized losses would ordinarily increase) if interest rates increase, all as occurred in 2022 and could continue to occur in 2023. However, the derivative portfolio increases in fair value as interest rates increase, partially mitigating the effects of the securities portfolio. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing may increase, as well as prepayments of mortgage-backed securities. Call provisions associated with our investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan and securities portfolios as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offset the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources are utilized. An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable-rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates. Significant increases in prevailing interest rates may significantly affect demand for loans and the value of the Bank’s collateral. See “— Local Economic Conditions.

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2022, our gross loan portfolio was $6,925.8 million, of which 77.7% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($2,601.4 million), commercial real estate property ($1,913.0 million) and one-to-four family mixed-use property ($554.3 million), which combined represent 73.2% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, commercial business loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.  If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%. Repayment of construction loans is contingent upon the successful completion and operation of the project.  The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business.  Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

COVID-19 and Other Adverse External Events

The Coronavirus Disease 2019 ("COVID-19") pandemic adversely affected, and may continue to adversely affect, us, our customers, employees and third-party service providers. During 2022 most employees of the Company worked three days in the office and two days remotely from home, and in the last quarter of 2022 these employees worked four days in the office and one day remotely. The extent to which the COVID-19 pandemic will continue to adversely affect us will depend on future developments that are uncertain and cannot be predicted with certainty and many of which are outside of our control. These future developments may include the continued scope and duration of the COVID-19 pandemic, the emergence of new variants of COVID-19, the possibility of future resurgences of the COVID-19 pandemic, the continued effectiveness of the Company’s business continuity plan including work-from-home arrangements and staffing at branches and certain other facilities, the direct and indirect impact of the COVID-19 pandemic on the Company’s customers, employees, third-party service providers, as well as on other market participants, actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the COVID-19 pandemic.

The financial markets have rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions improved in 2021.  However, the financial markets declined substantially in 2022 as the FOMC raised interest rates substantially to respond to high inflation (see above), many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted. Those circumstances include:

●	volatility in financial and capital markets, interest rates and exchange rates;
●	heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements, all of which could disrupt our business;
●	decreased demands for our products and services.

The continuing impact of the COVID-19 pandemic, military conflicts such as Russia’s invasion of Ukraine, terrorism and other detrimental or destabilizing global and national events on general economic and market conditions, consumer and corporate spending and investment and borrowing patterns, there is a risk that adverse conditions could occur. These adverse conditions include, but are not limited to, increased cyber attacks; supply chain disruptions; higher inflation; decreased demand for the our products and services or those of our borrowers, which could increase credit risk;

challenges related to maintaining sufficient qualified personnel due to labor shortages, talent attrition, willingness to return to work; and disruptions to business operations at the Company and at counterparties, vendors and other service providers. Even after such events fully subside, the U.S. economy may experience a prolonged economic slowdown or recession, and we anticipate that our operations would be materially and adversely affected by a prolonged economic slowdown or recession. To the extent that pandemics, acts of war, or terrorism and other detrimental external events adversely affect our business, financial condition, liquidity, capital, loans, asset quality or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section of this Form 10-K.

Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations

Our liquidity is critical to our ability to operate our business.  Our primary sources of liquidity are deposits, both retail deposits from our branch network including our Internet Branch and brokered deposits, as well as borrowed funds, primarily wholesale borrowing from the FHLB-NY. Additionally, we have unsecured lines of credit with other commercial banks. Funds are also provided by the repayment and sale of securities and loans.  Our ability to obtain funds are influenced by many external factors, including but not limited to, local, regional and national economic conditions, the direction of interest rates and competition for deposits in the markets we serve.  Additionally, changes in the FHLB-NY underwriting guidelines may limit or restrict our ability to borrow effectively.  A decline in available funding caused by any of the above factors could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill our obligations such as repaying our borrowings or meeting deposit withdrawal demands.

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk.  The Bank had $856.3 million or 13.2% of total deposits and $626.3 million, or 9.8% of total deposits, in brokered deposit accounts at December 31, 2022 and 2021, respectively. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor.  This allows us to better manage the maturity of our deposits and our interest rate risk.  We also at times utilize brokers to obtain money market account deposits.  The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker.  These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. Additionally, we place a portion of our government deposits in the IntraFi Network money market or demand product, allowing us to invest our funds in higher yielding assets without providing collateral. As of December 31, 2022, total deposit balances include brokered deposits of money market deposits of $329.0 million, certificates of deposits of $446.8 million, and NOW deposits of $80.4 million. For December 31, 2021, total deposit balances include brokered deposits of money market deposits of $251.1 million, certificates of deposits of $196.2 million, and NOW deposits of $178.9 million.

The FDIC has promulgated regulations implementing limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature. At December 31, 2022, the Bank met or exceeded all applicable requirements to be deemed “well-capitalized” for purposes of these regulations. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity.

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

The Markets in Which We Operate Are Highly Competitive

We face intense and increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities we emphasize. Our competition for loans comes principally from other commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. Our most direct competition for deposits historically has come from savings banks, other commercial banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as us, to compete effectively with large, national, regional and super-regional banking institutions. Our Internet Branch provides us with access to consumers in markets outside our geographic branch locations. The internet banking arena exposes us to competition with many larger financial institutions that have greater financial resources, name recognition and market presence than we do.

Our Results of Operations May Be Adversely Affected by Changes in National, Regional and/or Local Economic Conditions

Our operating results are affected by national, regional and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. Adverse economic conditions can result in borrowers defaulting on their loans or withdrawing their funds on deposit at the Bank to meet their financial obligations. A decline in the local, regional or national economy or the New York City metropolitan area real estate market could adversely affect our financial condition and results of operations, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and credit losses resulting in additional provisions for credit losses and for losses on real estate owned.  Many factors could require additions to our allowance for credit losses in future periods above those currently maintained. These factors include, but are not limited to: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of our loan collateral, and (4) future review and evaluation of our loan portfolio, internally or by regulators.  The amount of our allowance for credit losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions, prevailing interest rates and other factors. See “Business — General — Allowance for Credit Losses” in Item 1 of this Annual Report.

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

Changes in Laws and Regulations Could Adversely Affect Our Business

From time to time, legislation, is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies. There can be no assurance as to the impact that any laws, regulations or governmental programs that may be introduced or implemented in the future will have on the financial markets and the economy, any of which could adversely affect our business. For a discussion of regulations affecting us, see “Business — Regulation” and “Business — Federal, State and Local Taxation” in Item 1 of this Annual Report.

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

The Bank faces several minimum capital requirements imposed by federal regulation.  Failure to adhere to these minimums could limit the dividends the Bank may pay, including the payment of dividends to the Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $100.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. See “Regulation.” At the New York State level, the Bank is subject to extensive supervision, regulation and examination by the New York State Department of Financial Services (“NYDFS”) and the FDIC. The Company is subject to similar regulations and oversight by the Federal Reserve Bank.  Such regulations limit the manner in which the Company and Bank conduct business, undertake new investments and activities and obtain financing. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Failure to comply with applicable laws and regulations could subject the Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company and/or the Bank.

The FDIC regulations are designed primarily for the protection of the deposit insurance fund and the Bank’s depositors, and not to benefit the Company, the Bank, or its creditors.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on the Company’s results of operations. The Federal Reserve regulates the supply of money and credit in the United States.  Changes in Federal Reserve or governmental policies are beyond the Company’s control and difficult to predict; consequently, the impact of these changes on the Company’s activities and results of operations is also difficult to predict. See “Changes in Interest Rates may impact our Financial Condition and Results of Operations” Risk Factor in this Form 10-K.

A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber-attacks, Could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses

We depend upon our ability to process, record, and monitor our client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control.  For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and clients.

Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Threat actor organizations are becoming more formal and now frequently include specialized “departments” within an organization. These include access specialists, lateral movement specialists, and initial access brokers.  These functions combine together to sell the access to interested parties, and the parties purchasing the access are installing malware and infiltrating data. This increases cyber risk as indicators of an attack may be spread across multiple detection platforms and coming from distributed sources.  As noted above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PC’s, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our clients’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. We may be subject to increasingly more risk related to cyber security for our Internet Branch as we expand our suite of online direct banking products, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry.

We rely on external infrastructure, proprietary information technology and third-party systems and services to conduct business, including customer service, marketing and sales activities, customer relationship management, producing financial statements and technology/data centers.  In addition, we store and process confidential and proprietary business information on both company-owned and third-party and/or vendor managed systems, including cloud service providers.  We increasingly rely on the internet in order to conduct business and may be adversely impacted by outages in critical infrastructure such as electric grids, undersea cables, satellites or other communications used by us or our third parties.  This reliance includes consumer access to the internet and communications systems due to more work taking place outside of corporate locations. The failure of our or any third party’s information technology, infrastructure or other internal and external systems, for any reason, could disrupt our operations, result in the loss of business and adversely impact our profitability.  Any compromise of the security of our or any third party’s systems that results in the disclosure of personally identifiable customer or employee information could damage our reputation, deter customers from purchasing or using our products and services, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses. We may also be adversely impacted by successful cyberattacks of our partners, third-party vendors and others in our supply chain with whom we conduct business or share information.

Financial services companies are regularly targeted by cyber criminals, resulting in unauthorized access to confidential information, theft of funds from online accounts, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware, other malware, and social engineering, including phishing. As automation and machine intelligence technologies progress, attackers are adopting this technology to speed up their reconnaissance and attacks while reducing their costs.  This improved efficiency and tooling means that a lower-skilled adversary is able to perform more attacks at a higher complexity level than in the past. Economic and political instability offers a fertile ground for adversaries to recruit new talent.  This could be either people looking for financial gains amid job losses and high inflation, politically motivated actors driven by state conflicts or internal political unrest, or other personal reasons.  In addition, the reengineering and reuse of prior attack methodologies is made easier by advances in these technologies.

Information security incidents may also occur due to the failure to control access to, and use of, sensitive systems or information by our workforce. Employee risk exposure remains high as cybersecurity awareness training must be continuously refined and updated as technology advances and threat actors become increasingly more sophisticated. Additionally, there is a potential increase in this threat due to the increase in remote work. The failure of our controls (such as policies, procedures, security controls and monitoring, automation and backup plans) designed to prevent, or limit the effect of, failure, inadvertent use or abuse could result in disruptions or breaches beyond our control. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats.  As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As technology evolves, we can increase our ability to detect and prevent cyber-attacks through automation and the implementation of security controls which leverage machine learning and artificial intelligence. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.  Additionally, information security vulnerabilities can pose increased cyber-risk as they can be combined and chained together more easily with machine learning technology.

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

In addition, in 2017, the NYDFS established comprehensive cybersecurity requirements for financial services companies, including us, and the NYDFS has proposed additional changes to such regulations.  See Regulation – New York State Law.

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

We are subject to numerous federal, state, and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. Privacy regulations with a significant impact on our operations include the NYDFS 23 NYCRR Part 500 Cybersecurity Requirements for Financial Services Companies, Gramm-Leach-Bliley Title V Subtitle A- Safeguards Rule, and FDIC Part 364 Appendix B- Interagency Guidelines Establishing Information Security Standards. Similar legislation is being enacted around the world with requirements and protections specific to data security requirements, notification requirements for data breaches, the right to access personal data and the right to be forgotten. In one such recent development applicable to us, effective April 2022, the Federal Reserve and the FDIC issued a rule that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States. Further,  in November  2022, the NYDFS released proposed amendments to Part 500 that covered entities would be required to notify the NYDFS within 72 hours of (i) any cybersecurity event that has a reasonable likelihood of disrupting or degrading any part of a company’s normal operations, (ii) any unauthorized access to a privileged account or deployment of ransomware within a material part of the company’s information systems, and (iii) any cybersecurity event at a third party service provider that affects a covered entity  In addition covered entities would be required to notify the NYDFS within 24 hours of an extortion payment made in connection with a cybersecurity event involving the covered entity.  Also, within 90 days of a cybersecurity event, covered entities would be required to provide information requested by the NYDFS regarding the investigation of the cybersecurity event and would have a continuing obligation to update and supplement the information provided. These and other changes in cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny.

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

On March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a SOFR-based replacement rate identified by the Federal Reserve Board. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve.

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

We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The transition from LIBOR could create additional costs and risks. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates may differ from those referencing LIBOR.  The transition will change our market risk profiles, requiring changes to risk and pricing models, systems, contracts, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation and potentially introduce additional legal risks. As of December 31, 2022, we have exposure to approximately $1.8 billion of financial assets and liabilities, including off-balance sheet instruments, which are LIBOR-based. We do not yet know whether, and if so the extent to which, the elimination of LIBOR will have any material impact on these instruments. The transition to other reference rates may affect the value of certain derivatives, loans and floating rate securities we hold, floating rate financial instruments we have issued and the profitability of certain lending activity.  Additionally, pricing activities, models and the profitability of certain businesses may also be impacted.

Our Financial Results May be Adversely Impacted by Global Climate Changes.

Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in average global temperatures and an increase in the frequency and severity of weather patterns and natural disasters.  These trends are expected to continue in the future and have the potential to impact nearly all sectors of the economy to varying degrees. We cannot predict the long-term impacts of climate change, but we will continue to monitor new developments in the future.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At December 31, 2022, the Bank conducted its business through 25 full-service offices and its Internet Branch. The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2022, we had approximately 846 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2022:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2022	45,800	$19.96	45,800	923,524
November 1 to November 30, 2022	164,062	20.38	164,062	759,462
December 1 to December 31, 2022	165,000	20.00	165,000	594,462
Total	374,862	$20.16	374,862

On July 27, 2021, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. This program was completed in 2022 and on May 17, 2022, an additional 1,000,000 share authorization was announced. During the years ended December 31, 2022 and 2021, the Company repurchased 1,253,725 shares and 436,619 shares, respectively, of the Company’s common stock at an average cost of $21.73 per share and $22.88 per share, respectively. At December 31, 2022, 594,462 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2022:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved by security holders	—	$—	968,657

Equity compensation plans not approved by security holders	—	—	—

	—	$—	968,657

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2017 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite and the comparative published industry indices used were the S&P U.S. MidCap Banks Index and the S&P U.S. BMI Banks - Mid-Atlantic Region Index. The S&P U.S. BMI Banks - Mid-Atlantic Region Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The S&P U.S. MidCap Banks Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2017 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2022. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Flushing Financial Corporation	100.00	80.78	84.32	69.06	104.50	86.82
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. MidCap Banks Index	100.00	79.88	105.36	104.19	151.64	111.50
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	85.44	121.49	109.82	138.70	117.14

Item 6. Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021. Discussion and analysis of our 2021 fiscal year specifically, as well as the year-over-year comparison of our 2021 financial performance to 2020, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 7, 2022, which is available on our investor relations website at FlushingBank.com and the SEC’s website at sec.gov.

General

We are a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. The primary business of the Holding Company has been the operation of the Bank. The Bank owned two subsidiaries during 2022: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”). The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured to the maximum allowable amount by the FDIC.

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

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations can also be significantly affected by our periodic provision for credit losses and specific provision for losses on real estate owned.

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. To achieve this objective, we intend to:

●	manage cost of funds and continue to improve funding mix;
●	add loans with appropriate risk adjusted returns;
●	enhance earnings power by improving scalability and efficiency;
●	manage credit risk;
●	remain well capitalized;
●	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community;
●	attract, retain and develop human capital; and
●	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Manage cost of funds and continue to improve funding mix. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have built multi-channel deposit gathering capabilities. In addition to our full-service branches we gather deposits through our Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2022 and 2021, total deposits at our Internet Branch were $154.6 million and $188.0 million, respectively.

The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2022 and 2021, total deposits in our government banking unit totaled $1,653.3 million and $1,618.8 million, respectively. Additionally, we have a business banking group which was designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2022 and 2021, deposits balances in the business banking group were $386.6 million and $540.4 million, respectively. We also obtain deposits through brokers and the IntraFi Network.

Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. During 2022, we realized an increase in due to depositors (excluding escrow accounts) of $103.7 million, as certificates of deposits increased $579.8 million and core deposits decreased $476.1 million.

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

Management has added loans with appropriate risk adjusted returns. During 2022, gross loans increased by $291.9 million, or 4.4% to $6,925.8 million at December 31, 2022, from $6,633.9 million at December 31, 2021. Multi-family residential and commercial real estate accounted for 37.57% and 27.62%, respectively, of the balances in 2022.

We have emphasized the strategic growth of multi-family residential mortgage loans, non-owner occupied commercial mortgage loans, and floating rate commercial business loans. The commercial business and other loans have increased to 21.97% of the gross loan portfolio as of December 31, 2022 compared to 20.19% at December 31, 2021.

The following table shows loan originations and purchases during 2022, and loan balances as of December 31, 2022.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2022	Gross Loans

	(Dollars in thousands)
Multi-family residential	$474,409	$2,601,384	37.57%
Commercial real estate	308,455	1,913,040	27.62
One-to-four family ― mixed-use property	37,598	554,314	8.00
One-to-four family ― residential	25,059	241,246	3.48
Construction	31,592	70,951	1.02
Small Business Administration	3,461	23,275	0.34
Commercial business and Other	641,420	1,521,548	21.97
Total	$1,521,994	$6,925,758	100.00%

At December 31, 2022, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 87.2% of our gross loans. We have repositioned our loan growth to reduce credit risk; however, our concentration in these types of loans could require us to increase our provisions for credit losses and to maintain an allowance for credit losses as a percentage of total loans in excess of the allowance currently maintained.

Enhance earnings power by improving scalability and efficiency. We are improving scalability and efficiency by converting our branches to the Universal Banker model with our unique video banker service that gives customers face-to-face video chat access 24 hours daily, seven days per week, at our ATM terminals. The Universal Banker model provides customers with cutting-edge technology, including state-of-the-art ATMs and a higher-quality service experience, all while further reducing overall costs. In 2022, we completed this conversion effort. Nearly 50% of customer transactions were completed at our high powered ATMs.

Manage credit risk. By adherence to our conservative underwriting standards, we have been able to minimize net losses from non-performing loans. We recorded net charge-offs of $1.5 million for the year ended December 31, 2022, compared to net charge-offs of $3.1 million for the year ended December 31, 2021. We seek to minimize losses by adhering to our defined underwriting standards, which among other things generally requires a debt service coverage ratio of at least 125% and loan to value ratio of 75% or less. The average loan to value for the real estate dependent loan portfolio was less than 37% and the average loan to value for non-performing loans collateralized by real estate was 36.0% at December 31, 2022. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold seven delinquent loans totaling $6.9 million, 33 delinquent loans totaling $28.6 million, and two delinquent loans totaling $0.6 million during the years ended December 31, 2022, 2021, and 2020, respectively. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing loans totaled $32.4 million and $14.9 million at December 31, 2022 and 2021, respectively. Non-performing assets as a percentage of total assets were 0.63% and 0.19% at December 31, 2022 and 2021, respectively.

Remain well capitalized. The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank is allowed to pay, including the payment of dividends to the Holding Company, and could limit the annual growth of the Bank. Under the Dodd Frank Act, banks with assets greater than $10 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels. Although, our total assets are currently $8.4 billion, as a best practice, we completed these tests. As of December 31, 2022, under our stress scenarios, we remained well capitalized per current regulations.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens is characterized with a high level of ethnic diversity. An important element of our strategy is to service multi-ethnic consumers and businesses. We have a particular presence and concentration in Asian communities, including in particular the Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 20 languages. We have an Asian advisory board to help broaden our links to the community by providing guidance and fostering awareness of our active role in the local community. As of December 31, 2022, we had seven branches which have a particular focus on the Asian community, of which five are in the borough of Queens, one is in the borough of Manhattan and one on Long Island, with deposits and loans totaling $1,072.4 million and $800.6 million, respectively, in these locations.

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

Trends and Contingencies. Our operating results are significantly affected by national, regional and local economic and competitive conditions, including changes in market interest rates, the strength of the local and regional economy, government policies and actions of regulatory authorities. We have remained strategically focused on the origination of multi-family residential mortgages, commercial mortgages and commercial business loans with a full banking relationship. Because of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

Loan originations and purchases were $1,521.9 million, $1,254.0 million, and $1,004.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. While we primarily rely on originating our own loans, we purchased $275.7 million, $262.1 million, and $193.3 million during the years ended December 31, 2022, 2021, and 2020, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2022, the allocation of our loan portfolio has remained fairly consistent with a steady increase in non-mortgage loans. The majority of our loans are collateralized by real estate, which comprised 77.7% of our portfolio at December 31, 2022 compared to 78.4% at December 31, 2021 and 78.0% at December 31, 2020, while non-mortgage loans comprised 22.3% of our portfolio at December 31, 2022 compared to 21.6% at December 31, 2021 and 22.0% at December 31, 2020.

Due to depositors increased $103.7 million, $242.8 million, and $1,068.7 million in 2022, 2021, and 2020, respectively. Core deposits decreased $476.1 million in 2022, but increased $434.6 million, and $1,368.2 million in 2021, and 2020, respectively. Certificates of deposit increased $579.8 million during 2022 compared to decreases of $191.8 million during 2021 and $299.5 million in 2020. Brokered deposits represented 13.2%, 9.8%, and 17.5% of total deposits at December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, 2021, and 2020, reciprocal deposits totaled $659.5 million, $763.7 million, and $735.4 million, respectively.

Prevailing interest rates affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing tends to increase, as do prepayments of mortgage-backed securities. Call provisions associated with our investments in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan portfolio and mortgage-backed and other securities as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offsets the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources, are utilized. By contrast, an increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable-rate residential mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase at re-pricing dates.

Net interest income decreased $4.4 million or 1.8% to $243.6 million for the twelve months ended December 31, 2022 from $248.0 million for the prior year, as a 13 basis points decrease in the net interest margin to 3.11% for the twelve months ended December 31, 2022 more than offset the $162.7 million increase in average earning assets. The decrease in the net interest margin for 2022 was primarily due to an increase in our funding costs, partially offset by an increase in the yield of our interest-earning assets. The increase in the yield of our interest earning assets was primarily due to loans being both originated and repriced at higher rates. During 2022, the cost of borrowed funds increased 30 basis points to 2.54% from 2.24% in the comparable prior period while the cost of interest-bearing deposits increased 50 basis points to 0.87% from 0.37% for the prior year. The cost of money market, NOW and certificates of deposits accounts increased 52 basis points, 53 basis points, and 51 basis points, respectively, for the twelve months ended December 31, 2022 from the prior year. The cost of deposits rose as we increased the rates we pay resulting from the Federal Reverse raising rates.

We are unable to predict the direction or timing of future interest rate changes. Approximately 67% of our certificates of deposit accounts and borrowings will reprice or mature during the next year. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income.

Interest Rate Risk

Economic Value of Equity Analysis. The Consolidated Statements of Financial Condition have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets which could adversely affect the Company’s results of operations if such assets were sold, or, in the case of securities classified as available for sale, decreases in the Company’s stockholders’ equity, if such securities were retained.

The Company quantifies the net portfolio value should interest rates immediately go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2022 and 2021. Various estimates regarding prepayment assumptions are made at each level of rate shock.

The following table presents the Company’s interest rate shock as of December 31, 2022 and 2021:

	Net Portfolio Value		Net Portfolio Value Ratio
Change in Interest Rate	2022	2021	2022	2021
-200 Basis points (1)	5.69%	-%	12.51%	-%
-100 Basis points	3.20	(4.36)	12.47	11.53
Base interest rate	-	-	12.33	12.27
+100 Basis points	(5.80)	(5.41)	11.85	11.86
+200 Basis points	(11.55)	(11.33)	11.35	11.36
(1)	For 2021 the -200 basis points scenario was not calculated.

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

The starting point for the net interest income simulation is an estimate of the next twelve month’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2022 and 2021. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table presents the Company’s interest rate shock compared to Net Interest Income as of December 31, 2022 and 2021:

	Projected Percentage Change In
	Net Interest Income
Change in Interest Rate	2022	2021
-200 Basis points (1)	5.73%	—%
-100 Basis points	3.64	0.41
Base interest rate	-	—
+100 Basis points	(7.31)	(7.49)
+200 Basis points	(14.61)	(15.01)
(1)	For 2021 the -200 basis points scenario was not calculated.

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 8.6% from a 200 basis point increase in rates over the next twelve months. Actual results could differ significantly from these estimates.

At December 31, 2022, the Company had a derivative portfolio with a notional value totaling $1.4 billion. This portfolio is designed to provide protection against rising interest rates. See Note 21 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of forward swaps on certain short-term advances and brokered deposits totaling $871.5 million.  At December 31, 2022, $591.5 million of the forward swaps are effective swaps at a weighted average rate of 2.41%. Of this, $295.8 million at an average rate of 2.23% will mature by the end of 2023 and will be replaced by forward starting swaps totaling $230.0 million that become effective at different points through 2023, at an average rate of 0.70%.

The net interest income simulation incorporates the next twelve months (through December 31, 2023) and only a portion of the effective swap maturities and the forward starting swaps are included in this period. Assuming another equal increment ramp of 100 basis points increase in rates in the second year (through December 31, 2024), for a total of 200 basis points over two years, the total derivative portfolio has a 4.7% benefit to net interest income (versus the base case) in the first year and a cumulative benefit of 9.6% by the second year.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2022				2021				2020
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)(2)	$5,253,104	$228,065	4.34%		$5,146,195	$217,580	4.23%		$4,798,232	$202,722	4.22%
Other loans, net (1)(2)	1,488,486	65,222	4.38		1,498,122	56,751	3.79		1,207,715	45,431	3.76
Total loans, net	6,741,590	293,287	4.35		6,644,317	274,331	4.13		6,005,947	248,153	4.13
Taxable securities:
Mortgage-backed securities	573,314	9,414	1.64		550,136	8,335	1.52		450,065	8,730	1.94
Other securities	324,112	9,771	3.01		239,208	4,001	1.67		249,533	5,178	2.08
Total taxable securities	897,426	19,185	2.14		789,344	12,336	1.56		699,598	13,908	1.99
Tax-exempt securities: (3)
Other securities	64,822	2,197	3.39		50,831	2,142	4.21		56,530	2,419	4.28
Total tax-exempt securities	64,822	2,197	3.39		50,831	2,142	4.21		56,530	2,419	4.28
Interest-earning deposits and federal funds sold	131,816	2,418	1.83		188,462	203	0.11		100,723	355	0.35
Total interest-earning assets	7,835,654	317,087	4.05		7,672,954	289,012	3.77		6,862,798	264,835	3.86
Other assets	471,483				470,418				413,224
Total assets	$8,307,137				$8,143,372				$7,276,022

Interest-bearing liabilities:
Deposits:
Savings accounts	$153,605	211	0.14		$157,640	255	0.16		$176,443	495	0.28
NOW accounts	1,976,238	15,353	0.78		2,165,762	5,453	0.25		1,603,402	9,309	0.58
Money market accounts	2,191,768	19,039	0.87		2,059,431	7,271	0.35		1,561,496	14,368	0.92
Certificate of deposit accounts	1,031,024	12,547	1.22		1,033,187	7,340	0.71		1,167,865	18,096	1.55
Total due to depositors	5,352,635	47,150	0.88		5,416,020	20,319	0.38		4,509,206	42,268	0.94
Mortgagors' escrow accounts	80,021	135	0.17		77,552	5	0.01		70,829	44	0.06
Total interest-bearing deposits	5,432,656	47,285	0.87		5,493,572	20,324	0.37		4,580,035	42,312	0.92
Borrowings	1,012,149	25,725	2.54		905,094	20,269	2.24		1,361,559	26,816	1.97
Total interest-bearing liabilities	6,444,805	73,010	1.13		6,398,666	40,593	0.63		5,941,594	69,128	1.16
Non interest-bearing demand deposits	1,019,090				922,741				583,235
Other liabilities	170,500				173,019				171,126
Total liabilities	7,634,395				7,494,426				6,695,955
Equity	672,742				648,946				580,067
Total liabilities and equity	$8,307,137				$8,143,372				$7,276,022

Net interest income / net interest rate spread (4)		$244,077	2.92%			$248,419	3.14%			$195,707	2.70%

Net interest-earning assets / net interest margin (5)	$1,390,849		3.11%		$1,274,288		3.24%		$921,204		2.85%

Ratio of interest-earning assets to interest-bearing liabilities			1.22	X			1.20	X			1.16	X
(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $7.8 million, $10.6 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, it includes net gains (losses) from fair value adjustments in qualifying hedges of $0.8 million, $2.1 million, and $(1.2) million for December 31, 2022, 2021, and 2020.
(3)	Interest and yields are calculated on the tax equivalent basis using statutory federal income tax rate of 21% for the years ended December 31, 2022, 2021, and 2020.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for credit losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income for the years ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$4,656	$5,829	$10,485	$14,388	$470	$14,858
Other loans, net	(365)	8,836	8,471	10,957	363	11,320
Mortgage-backed securities	375	704	1,079	1,715	(2,110)	(395)
Other securities	1,770	4,000	5,770	(204)	(973)	(1,177)
Tax-Exempt securities	520	(465)	55	(238)	(39)	(277)
Interest-earning deposits and federal funds sold	(80)	2,295	2,215	186	(338)	(152)
Total interest-earning assets	6,876	21,199	28,075	26,804	(2,627)	24,177

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(7)	(37)	(44)	(48)	(192)	(240)
NOW accounts	(518)	10,418	9,900	2,565	(6,421)	(3,856)
Money market accounts	488	11,280	11,768	3,637	(10,734)	(7,097)
Certificate of deposit accounts	(15)	5,222	5,207	(1,888)	(8,868)	(10,756)
Mortgagors' escrow accounts	—	130	130	3	(42)	(39)
Borrowings	2,559	2,897	5,456	(9,866)	3,319	(6,547)
Total interest-bearing liabilities	2,507	29,910	32,417	(5,597)	(22,938)	(28,535)

Net change in net interest income	$4,369	$(8,711)	$(4,342)	$32,401	$20,311	$52,712

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. Net income for the twelve months ended December 31, 2022 was $76.9 million, a decrease of $4.8 million, or 5.9%, compared to $81.8 million for the twelve months ended December 31, 2021. Diluted earnings per common share were $2.50 for the twelve months ended December 31, 2022, a decrease of $0.09, or 3.5%, from $2.59 for the twelve months ended December 31, 2021. Return on average equity decreased to 11.44% for the twelve months ended December 31, 2022, from 12.60% for the comparable prior year period. Return on average assets decreased to 0.93% for the twelve months ended December 31, 2022 from 1.00% for the comparable prior year period.

Interest Income. Interest income increased $28.1 million, or 9.7%, to $316.6 million for the year ended December 31, 2022 from $288.6 million for the year ended December 31, 2021. The increase in interest income was primarily due to an increase of $162.7 million in the average balance of interest-earning assets to $7,835.7 million for the year ended December 31, 2022 from $7,673.0 million for the year ended December 31, 2021 and an increase of 28 basis points in the yield of interest-earning assets to 4.05% for the year ended December 31, 2022 from 3.77% for the year ended December 31, 2021. The 28 basis point increase in the yield of interest-earning assets was primarily due to a 22 basis point increase in the yield on loans  to 4.35% for the year ended December 31, 2022 from 4.13% in the prior year, an increase in the yield of total securities to 2.22% for the year ended December 31, 2022 from 1.72% for the year ended December 31, 2021 and an increase in the yield on interest-earning deposits and federal funds sold of 172 basis points to 1.83% for the year ended December 31, 2022 from 0.11% in for the comparable prior year period. These rate increases were all driven by the rising interest rate environment experienced in 2022. Excluding prepayment penalty income from loans and securities, net recoveries/(reversals) of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, increased 25 basis points to 4.20% for the year ended December 31, 2022 from 3.95% for the year ended December 31, 2021.

Interest Expense. Interest expense increased $32.4 million, or 79.9%, to $73.0 million for the year ended December 31, 2022 from $40.6 million for the year ended December 31, 2021. The increase in interest expense was primarily due to an increase of 50 basis points in the average cost of interest-bearing liabilities to 1.13% for the year ended December 31, 2022 from 0.63% for the year ended December 31, 2021. The 50 basis point increase in the cost of interest-bearing liabilities was primarily due to the 50 basis point increase in the yield on interest-bearing deposits to 0.87% for the year ended December 31, 2022 from 0.37% for the year ended December 31, 2021. The increase in the cost of interest-bearing liabilities was primarily due to the Company’s response to the Federal Reserve increasing rates. Additionally, the cost of interest-bearing liabilities increased due to a rise of $107.1 million in the average balance of higher costing borrowed funds to $1,012.1 million for the year ended December 31, 2022 from $905.1 million for the comparable prior year period.

Net Interest Income. Net interest income for the year ended December 31, 2022 totaled $243.6 million, a decrease of $4.4 million, or 1.8%, from $248.0 million for the year ended December 31, 2021. The decrease in net interest income was primarily due to a 22 basis point decrease in the net interest spread to 2.92% for the twelve months ended December 31, 2022 from 3.14% for the comparable prior year period. The net interest margin decreased 13 basis points to 3.11% for the year ended December 31, 2022 from 3.24% for the year ended December 31, 2021. Included in net interest income was prepayment penalty and net recovered interest income from loans and securities totaling $6.4 million and $6.7 million for the years ended December 31, 2022 and 2021, respectively, net gains from fair value adjustments on qualifying hedges totaling $0.8 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively, and purchase accounting income adjustments of $2.5 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. Excluding all of these items, the net interest margin for the year ended December 31, 2022 was 2.99%, a decrease of 9 basis points, from to 3.08% for the year ended December 31, 2021.

Provision (Benefit) for Credit Losses. Provision for credit losses was $5.1 million for the year ended December 31, 2022, compared to a benefit for credit losses of $4.9 million during the prior year. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing environmental uncertainty resulting from high and rising inflation including increasing interest rates. The benefit recorded in 2021 was primarily due to improving economic conditions. During the twelve months ended December 31, 2022, non-accrual loans increased $17.4 million to $32.4 million from $14.9 million at December 31, 2021. During the twelve months ended December 31, 2022, the Bank recorded net charge-offs totaling $1.5 million compared to $3.1 million recorded in the comparable prior year period. The average loan-to-value ratio for our non-performing assets collateralized by real estate was 52.3% at December 31, 2022. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2022 was $10.0 million, an increase of $6.3 million, or 171.5%, from $3.7 million for the twelve months ended December 31, 2021. Non-interest income increased primarily due to an increase in non-cash net gains from fair value adjustments of $18.7 million and life insurance proceeds of $1.8 million, partially offset by an $11.1 million change in net loss on the sale of securities for the year ended December 31, 2022 compared to the year ended December 31, 2021. During 2022, the Company decided to sell low yielding securities recognizing a loss of $10.9 million and redeploying the proceeds into higher yielding securities.

Non-Interest Expense. Non-interest expense was $143.7 million for the year ended December 31, 2022, a decrease of $3.6 million, or 2.5%, from $147.3 million for the year ended December 31, 2021. The decrease in non-interest expense was primarily due to a $3.9 million decrease in salaries and employee benefits, primarily due to a $1.4 million employee retention tax credit refund and a $2.8 million reduction in expense from benefit plans due to an increase in the discount rate used to calculate the outstanding liability.

Income Tax Provisions. Income tax expense for the year ended December 31, 2022 increased $0.4 million, or 1.5%, to $27.9 million, compared to $27.5 million for the year ended December 31, 2021. The increase was primarily due to an increase in the effective tax rate to 26.6% for the year ended December 31, 2022 from 25.2% in the prior year, partially offset by the $4.4 million decrease in income before income taxes during the same period. The increase in the effective tax rate was primarily due to the Bank’s average assets for 2022 exceeding $8.0 billion, resulting in the loss of certain tax deductions.

On August 16, 2022, the Inflation Reduction Act ("IRA") of 2022 was signed into law to implement new tax provisions and provide various incentives and tax credits. The IRA created a 15% corporate alternative minimum tax and an excise tax of 1% on stock repurchases from publicly traded United States corporations, among other changes. As of December 31, 2022, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on income tax expense.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020 (1)

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

Liquidity management is both a short and long-term function of business management. During 2022, funds were provided by the Company’s operating and financing activities, which were used to fund our investing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $151.8 million, an increase of $70.0 million from December 31, 2021. We also held marketable securities available for sale with a market value of $735.4 million at December 31, 2022.

At December 31, 2022, the Bank was able to borrow up to $3,800.1 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2022, the Bank had $1,889.2 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2022, the Bank also has unsecured lines of credit with other commercial banks totaling $1,108.0 million, with none outstanding. In addition, the Holding Company has subordinated debentures with a principal balance totaling $190.0 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $50.5 million. (See Note 10 “Borrowed Funds” of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

At December 31, 2022, we had commitments to extend credit of $55.1 million and open lines of credit for borrowers of $383.4 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. (See Note 17 “Commitment and Contingencies” in Notes to the Consolidated Financial Statements in Item 8 of this Annual Report).

(1) – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 7, 2022, which is available on our investor relations website at www.flushingbank.com and the SEC’s website at www.sec.gov

Our total interest expense and non-interest expense in 2022 were $73.0 million and $143.7 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen to employees hired after January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2022, we incurred cash expenditures of $0.1 million for each of the medical and life insurance plans and the non-employee director plan. We did not make a contribution to the employee pension plan in 2022. We expect to pay similar amounts for these plans in 2023. (See Note 13 (“Pension and Other Postretirement Benefit Plan”) of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the FTSE Pension Discount Curve (formerly the Citigroup Pension Liability Index) and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 4.93% for 2022. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2022, our employee pension plan had an unrecognized loss of $3.9 million. The medical and life insurance plan and non-employee director plan had unrecognized gains of $2.5 million and $1.0 million, respectively.

The change in the discount rate, the pension plan’s mortality table and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of the three years ended December 31, 2022. During the years ended December 31, 2022, 2021, and 2020, the actual (loss) return on the employee pension plan assets was approximately (658%), (154%), and 311%, respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $19.1 million at December 31, 2022, which is $1.9 million more than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2022 was $0.3 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent (the “Superintendent”) is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The Holding Company is subject to the same regulatory restrictions on the declaration of dividends as the Bank.

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. Borrowings with call provisions are included in the period of the next call date. We have the means to refinance these borrowings as they mature or are called through financing arrangements with the FHLB-NY and our ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Note 9 (“Deposits”) and Note 10 (“Borrowed Funds”) in Notes to Consolidated Financial Statements in Item 8 of this Annual Report. At December 31, 2022, we had borrowings obligations of $1,053.0 million of which $815.5 million represents our current obligations within one year. At December 31, 2022, we had deposit obligations of $6,485.3 million of which $5,818.6 million represents our current obligations within one year.

At December 31, 2022, the Bank had 25 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. At December 31, 2022, we had operating lease and purchasing obligations totaling $70.1 million.

Pension and other postretirement benefits reflects our directors’ pension plan and amounts due under our plan for medical and life insurance benefits for retired employees. At December 31, 2022, we had pension and other postretirement benefits obligations totaling $5.4 million.

We currently provide a non-qualified deferred compensation plan for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate in the Plan. In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. At December 31, 2022, we had deferred compensation plan obligations of $25.8 million. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2022 and 2021, the Bank and the Company exceeded each of their four regulatory capital requirements. (See Note 15 (“Regulatory Capital”) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Allowance for Credit Losses. An allowance for credit losses (“ACL”) is provided to absorb probable estimated losses inherent in the loan portfolio. Management reviews the adequacy of the ACL by reviewing individual loans when it has disparate risk characteristics from the rest of the loan portfolio. These loans include non-accrual and troubled debt restructured (“TDR”) loans, while the remainder of the portfolio is grouped by categories with similar risk characteristics. The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes Judgment is required to determine how many years of historical loss experience are to be included when reviewing historical loss experience. A full credit cycle must be used, or loss estimates may be inaccurate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The quantitative allowance is calculated using a number of inputs and assumptions. The process and guidelines were developed using, among other factors, the guidance from federal banking regulatory agencies and GAAP. The results of this process, support management’s assessment as to the adequacy of the ACL at each balance sheet date.

In determining the allowance for credit losses, assumptions are input for economic forecasts, baseline loss rates, prepayment rates, utilization rates for off-balance sheet commitments, and forecast and reversion periods. The allowance for credit losses is estimated utilizing internal and external data, information derived from historical events, current conditions, and economic forecasts. Historically observed credit loss experience adjusted for prepayment and macro-economic variables, provide the basis for the estimation of quantitatively modeled expected credit losses.

The Company includes quantitative factors in the allowance model which include (1) amortized costs, (2) collective and individual loan evaluations, (3) contractual terms, (4) prepayments, (5) basis for credit loss estimates, (6) recoveries, (7) reasonable and supportable forecast assumptions, and (8) off balance sheet commitments.

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

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as available for sale and held-to-maturity, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2022 and 2021, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would results in a significantly lower or higher fair value measurement. See Notes 2 (“Summary of Significant Accounting Policies”), 7 (“Securities”) and 20 (“Fair Value of Financial Instruments”) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

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

Item 8.    Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2022	2021

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$151,754	$81,723
Securities held-to-maturity:
Mortgage-backed securities (including assets pledged of $4,550 and $5,643 at December 31, 2022 and 2021, respectively; fair value of $6,989 and $8,667 at December 31, 2022 and 2021, respectively)	7,875	7,894
Other securities, net of allowance of $1,100 and $862 at December 31, 2022 and 2021 respectively; (none pledged; fair value of $55,561 and $53,362 at December 31, 2022 and 2021, respectively)	65,836	49,974
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $172,235 and $212,388 at December 31, 2022 and 2021, respectively; $295 and $388 at fair value pursuant to the fair value option at December 31, 2022 and 2021, respectively)	384,283	572,184
Other securities (none pledged; $12,728 and $14,180 at fair value pursuant to the fair value option at December 31, 2022 and 2021, respectively)	351,074	205,052
Loans, net of fees and costs	6,934,769	6,638,105
Less: Allowance for credit losses	(40,442)	(37,135)
Net loans	6,894,327	6,600,970
Interest and dividends receivable	45,048	38,698
Bank premises and equipment, net	21,750	23,338
Federal Home Loan Bank of New York stock, at cost	45,842	35,937
Bank owned life insurance	213,131	210,754
Goodwill	17,636	17,636
Core deposit intangibles	2,017	2,562
Right of use asset	43,289	50,200
Other assets	179,084	148,989
Total assets	$8,422,946	$8,045,911

Liabilities
Due to depositors:
Non-interest bearing	$921,238	$967,621
Interest-bearing	5,515,945	5,365,911
Total Due to depositors	6,437,183	6,333,532
Mortgagors' escrow deposits	48,159	51,913
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	815,501	636,187
Subordinated debentures	186,965	122,885
Junior subordinated debentures, at fair value	50,507	56,472
Total borrowed funds	1,052,973	815,544
Operating lease liability	46,125	54,155
Other liabilities	161,349	111,139
Total liabilities	7,745,789	7,366,283
Commitments and contingencies (Note 17)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued at both December 31, 2022 and 2021; 29,476,391 shares and 30,526,353 shares outstanding at December 31, 2022 and 2021, respectively)	341	341
Additional paid-in capital	264,332	263,375
Treasury stock, at average cost (4,611,232 shares and 3,561,270 shares at December 31, 2022 and 2021, respectively)	(98,535)	(75,293)
Retained earnings	547,507	497,889
Accumulated other comprehensive loss, net of taxes	(36,488)	(6,684)
Total stockholders' equity	677,157	679,628

Total liabilities and stockholders' equity	$8,422,946	$8,045,911

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2022	2021	2020

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$293,287	$274,331	$248,153
Interest and dividends on securities:
Interest	20,861	13,999	15,776
Dividends	60	29	43
Other interest income	2,418	203	355
Total interest and dividend income	316,626	288,562	264,327
Interest expense
Deposits	47,285	20,324	42,312
Other interest expense	25,725	20,269	26,816
Total interest expense	73,010	40,593	69,128
Net interest income	243,616	247,969	195,199
Provision (benefit) for credit losses	5,081	(4,944)	23,129
Net interest income after provision (benefit) for credit losses	238,535	252,913	172,070
Non-interest income
Banking services fee income	5,122	5,965	4,500
Net gain on sale of loans	119	335	48
Net gain on disposition of assets	104	621	—
Net (loss) gain on sale of securities	(10,948)	113	(701)
Net gain (loss) from fair value adjustments	5,728	(12,995)	(2,142)
Federal Home Loan Bank of New York stock dividends	2,000	2,097	3,453
Life insurance proceeds	1,822	—	659
Bank owned life insurance	4,487	4,044	3,814
Other income	1,575	3,507	1,412
Total non-interest income	10,009	3,687	11,043
Non-interest expense
Salaries and employee benefits	84,374	88,310	74,228
Occupancy and equipment	14,606	14,002	12,134
Professional services	9,207	7,439	9,374
FDIC deposit insurance	2,258	2,951	2,676
Data processing	5,595	7,044	8,586
Depreciation and amortization of bank premises and equipment	5,930	6,425	6,212
Other real estate owned / foreclosure expense	294	323	216
Net loss from sales of real estate owned	—	—	36
Prepayment penalty on borrowings	—	—	7,834
Other operating expenses	21,428	20,828	16,635
Total non-interest expense	143,692	147,322	137,931
Income before income taxes	104,852	109,278	45,182
Provision for income taxes
Federal	17,569	20,078	9,188
State and local	10,338	7,407	1,320
Total provision for income taxes	27,907	27,485	10,508
Net income	$76,945	$81,793	$34,674

Basic earnings per common share	$2.50	$2.59	$1.18
Diluted earnings per common share	$2.50	$2.59	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2022	2021	2020

	(in thousands)

Net income	$76,945	$81,793	$34,674
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gain) losses, net of taxes of $7, ($159) and ($120) for the years ended December 31, 2022, 2021 and 2020, respectively	(17)	341	270
Amortization of prior service credits, net of taxes of $8, $27 and $26 for the years ended December 31, 2022, 2021 and 2020, respectively	(19)	(58)	(59)
Unrecognized actuarial gains (losses), net of taxes of ($487), ($109) and $484 for the years ended December 31, 2022, 2021 and 2020, respectively	1,043	319	(1,112)
Change in net unrealized (losses) gains on securities available for sale, net of taxes of $28,900, $3,455 and ($2,169) for the years ended December 31, 2022, 2021 and 2020, respectively	(64,381)	(7,484)	4,787
Reclassification adjustment for net losses (gains) included in net income, net of taxes of ($3,401), $35 and ($216) for the years ended December 31, 2022, 2021 and 2020, respectively	7,547	(78)	485
Net unrealized (loss) gain on cash flow hedges, net of taxes of ($12,081), ($7,126) and $5,177 for the years ended December 31, 2022, 2021 and 2020, respectively	26,786	16,115	(11,658)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $386, ($237) and ($367) for the years ended December 31, 2022, 2021 and 2020, respectively	(763)	427	828

Total other comprehensive (loss) income, net of tax	(29,804)	9,582	(6,459)
Comprehensive net income	$47,141	$91,375	$28,215

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
		Common	Paid-in	Treasury	Retained	Accumulated Other
	Total	Stock	Capital	Stock	Earnings	Comprehensive Loss

	(Dollars in thousands, except per share data)

Balance at December 31, 2019	$579,672	$315	$226,691	$(71,487)	$433,960	$(9,807)

Adoption of ASC 326- Credit Losses	(875)	—	—	—	(875)	—
Net income	34,674	—	—	—	34,674	—
Shares issued in acquisition of Empire Bancorp, Inc. (2,557,028 shares)	32,705	26	32,679	—	—	—
Award of shares released from Employee Benefit Trust (145,447 shares)	1,520	—	1,520	—	—	—
Vesting of restricted stock unit awards (281,636 shares)	—	—	(5,807)	5,964	(157)	—
Stock-based compensation expense	6,450	—	6,450	—	—	—
Purchase of treasury shares (142,405 shares)	(2,342)	—	—	(2,342)	—	—
Repurchase of shares to satisfy tax obligation (77,611 shares)	(1,535)	—	—	(1,535)	—	—
Dividends on common stock ($0.84 per share)	(24,813)	—	—	—	(24,813)	—
Other comprehensive loss, net of tax	(6,459)	—	—	—	—	(6,459)
Balance at December 31, 2020	$618,997	$341	$261,533	$(69,400)	$442,789	$(16,266)

Net income	81,793	—	—	—	81,793	—
Award of shares released from Employee Benefit Trust (22,936 shares)	321	—	321	—	—	—
Vesting of restricted stock unit awards (261,628 shares)	—	—	(5,308)	5,477	(169)	—
Stock-based compensation expense	6,829	—	6,829	—	—	—
Purchase of treasury shares (436,619 shares)	(9,988)	—	—	(9,988)	—	—
Repurchase of shares to satisfy tax obligation (74,510 shares)	(1,382)	—	—	(1,382)	—	—
Dividends on common stock ($0.84 per share)	(26,524)	—	—	—	(26,524)	—
Other comprehensive income, net of tax	9,582	—	—	—	—	9,582
Balance at December 31, 2021	$679,628	$341	$263,375	$(75,293)	$497,889	$(6,684)

Net Income	76,945	—	—	—	76,945	—
Award of shares released from Employee Benefit Trust (17,964 shares)	287	—	287	—	—	—
Vesting of restricted stock unit awards (303,636 shares)	—	—	(6,137)	6,433	(296)	—
Stock-based compensation expense	6,807	—	6,807	—	—	—
Purchase of treasury shares (1,253,725 shares)	(27,246)	—	—	(27,246)	—	—
Repurchase of shares to satisfy tax obligation (99,873 shares)	(2,429)	—	—	(2,429)	—	—
Dividends on common stock ($0.88 per share)	(27,031)	—	—	—	(27,031)	—
Other comprehensive loss, net of tax	(29,804)	—	—	—	—	(29,804)
Balance at December 31, 2022	$677,157	$341	$264,332	$(98,535)	$547,507	$(36,488)

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2022	2021	2020

	(In thousands)
Operating Activities
Net income	$76,945	$81,793	$34,674
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	5,081	(4,944)	23,129
Depreciation and amortization of premises and equipment	5,930	6,425	6,212
Net gain on sales of loans	(119)	(335)	(48)
Net amortization (accretion) of premiums and discounts	1,139	(987)	6,446
Net gain from disposition of assets	(104)	(621)	—
Net loss on sales of OREO	—	—	36
Net loss (gain) from sale of securities	10,948	(113)	701
Deferred income tax provision (benefit)	144	(1,725)	(4,637)
Net (gain) loss from fair value adjustments	(5,728)	12,995	2,142
Net (gain) loss from fair value adjustments of qualifying hedges	(775)	(2,079)	1,185
Gain from life insurance proceeds	(1,822)	—	(659)
Income from bank owned life insurance	(4,487)	(4,044)	(3,814)
Stock-based compensation expense	6,807	6,829	6,450
Deferred compensation	(5,365)	(4,002)	(4,403)
Amortization of core deposit intangibles	545	610	108
Decrease in other assets	11,775	563	2,605
(Decrease) increase in other liabilities	(15,159)	(1,767)	1,151
Net cash provided by operating activities	85,755	88,598	71,278
Investing Activities
Purchases of premises and equipment	(4,342)	(3,680)	(2,512)
Net (purchases) redemptions of Federal Home Loan Bank-NY shares	(9,905)	7,502	14,617
Purchases of securities held-to-maturity	(16,475)	—	—
Proceeds from prepayments of securities held-to-maturity	387	—	603
Proceeds from calls of securities held-to-maturity	—	—	180
Purchases of securities available for sale	(224,940)	(538,350)	(217,405)
Proceeds from sales and calls of securities available for sale	73,276	64,613	232,970
Proceeds from maturities and prepayments of securities available for sale	96,861	330,701	271,533
Purchases of bank owned life insurance	—	(25,000)	—
Proceeds from life insurance	3,945	—	2,477
Change in cash collateral	66,345	—	—
Net (originations) and repayments of loans	(93,262)	290,890	(55,276)
Purchases of loans	(275,701)	(262,091)	(193,289)
Proceeds from sale of OREO, net	—	—	203
Proceeds from sale of loans	31,993	28,632	7,493
Cash used in acquisition of Empire Bancorp, Inc.	—	—	(54,836)
Cash provided by acquisition of Empire Bancorp, Inc.	—	—	86,340
Net cash (used in) provided by investing activities	(351,818)	(106,783)	93,098

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2022	2021	2020

	(In thousands)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	$(46,383)	$188,949	$174,104
Net increase in interest-bearing deposits	200,019	3,974	39,591
Net (decrease) increase in mortgagors' escrow deposits	(3,754)	6,291	(5,159)
Net proceeds from short-term borrowed funds	235,000	—
Proceeds from long-term borrowing	63,603	122,843	215,378
Repayment of long-term borrowings	(55,685)	(341,643)	(451,999)
Purchase of treasury shares and repurchase of shares to satisfy tax obligations	(29,675)	(11,370)	(3,877)
Cash dividends paid	(27,031)	(26,524)	(24,813)
Net cash provided by (used in) financing activities	336,094	(57,480)	(56,775)
Net increase (decrease) in cash and cash equivalents, and restricted cash	70,031	(75,665)	107,601
Cash, cash equivalents, and restricted cash, beginning of period	81,723	157,388	49,787
Cash, cash equivalents, and restricted cash, end of period	$151,754	$81,723	$157,388
Supplemental Cash Flow Disclosure
Interest paid	$63,680	$40,564	$71,380
Income taxes paid	32,411	28,225	17,919
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	33,031	27,889	17,764

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

For the years ended December 31, 2022, 2021 and 2020

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

The Company’s principal business is attracting deposits from public entities and the general public, while investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through twenty-five full-service banking offices, ten of which are located in Queens County, four in Nassau County, three in Suffolk County, five in Kings County (Brooklyn), and three in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

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

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. Such reclassifications had no effect on prior period net income or shareholders’ equity.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. Included in cash and cash equivalents at December 31, 2022 and 2021, were $121.9 million and $51.7 million, respectively, in interest-earning deposits in other financial institutions, primarily comprised of restricted cash held as collateral for interest rate swaps and funds due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The restricted cash totaled $67.0 million and $21.5 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, cash (including restricted cash) held in excess of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limits at other commercial banks totaled $73.9 million, and $27.8 million, respectively.

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

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. At December 31, 2022 the Company’s portfolio is made up of four securities: two which are structured similar to a commercial owner occupied loan, and modeled for credit losses similar to commercial business loans secured by real estate; the third is under forbearance and is individually evaluated for allowance for credit loss; and the fourth issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security. At December 31, 2021, the Company’s portfolio was made up of three securities: one which is structured similar to a commercial owner occupied loan, and modeled for credit losses similar to commercial business loans secured by real estate; the second is under forbearance and is individually evaluated for allowance for credit loss; and the third issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security.

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2022 and December 31, 2021. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company evaluates any decline in the fair value is due to credit loss factors and this valuation indicates that a credit loss exists, then the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

The Company recorded tax exempt interest income totaling $1.7 million during both years ended December 31, 2022 and 2021, and $1.9 million for the year ended December 31, 2020.

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

At December 31, 2022, the net book value of our reporting unit exceeded market capitalization, however the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We qualitatively assess whether the carrying value of our reporting unit exceeds fair value. If this qualitative assessment determines that it is more likely than not that the carrying value exceeds fair value, further qualitative evaluation for impairment would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the quantitative assessment in reviewing the carrying value of goodwill as of December 31, 2022 and 2020, and the qualitative assessment as of December 31, 2021, concluding that there was no goodwill impairment in any period. At December 31, 2022 and 2021, the carrying amount of goodwill totaled $17.6 million at each period. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

Interest on loans is recognized on the accrual basis. Accrued interest receivable totaled $34.5 million and $35.8 million at December 31, 2022 and 2021, respectively and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2022 and 2021 were performing loans that did not display credit deterioration from origination at the time of purchase and therefore were not considered impaired when purchased. The Company purchased loans totaling $275.7 million, $262.1 million, and $193.3 million during the years ended December 31, 2022, 2021, and 2020. The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. At the time of transfer, loans are written down to their fair value by recording a charge-off to the allowance for credit losses. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer. Additionally, at times the Company may sell participating interests in performing loans. The Company sold loans with proceeds totaling $32.0 million, $28.6 million, and $7.5 million during the years ended December 31, 2022, 2021, and 2020.

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

Commercial Business secured by real estate – These loans are secured by properties used by the borrower for commercial use where the primary source of repayment is expected to be the income generated by the borrower’s business use of the property. The Company recognizes in circumstances where the borrower is not performing, the real estate collateral would be the source of repayment. The Company considers these credits to be less risky than commercial business loans, however, riskier than commercial real estate loans. Delinquency status, risk rating and industry are considered risk factors in this pool.

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

The Company recorded a provision (benefit) for credit losses on loans totaling $4.8 million, ($4.9) million, and $22.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing economic uncertainty resulting from high and rising inflation including increasing interest rates. The benefit recorded in 2021 was primarily due to improving economic conditions. The provision recorded in 2020 was primarily due to deteriorating economic conditions resulting from the COVID-19 pandemic. The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). During 2022, the Company decreased the reversion period to adjust for the model using a more favorable forecast based on national statistics compared to the Bank’s primary market area, the New York Tri-State area, where economic improvements lag behind the nation. As of December 31, 2022, the assumption for the reasonable and supportable forecast and reversion period was two quarters and four quarters, respectively.

The Company may restructure loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as troubled debt restructuring (“TDR”).

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

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2022 and 2021, there were no loans classified as held for sale.

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and past employees who have provided positive consent allowing the Company to be the beneficiary of such policies. BOLI is carried in the Consolidated Statements of Financial Condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes. During 2022, the Company did not purchase any additional BOLI. During 2021, the Company purchased BOLI totaling $25.0 million.

Other Real Estate Owned:

Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure. At the time of foreclosure these properties are acquired at fair value and subsequently carried at the lower of cost or fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount of the loan, the difference is recognized as a charge to the ACL. Further decreases to the estimated value will be recorded directly to the Consolidated Statements of Income. At December 31, 2022 and 2021, we did not hold any OREO.

Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets, recorded in Depreciation and amortization of bank premises and equipment in the Consolidated Statements of Income. For equipment and furniture the useful life is between 3 to 10 years.

As of December 31, 2022 and 2021, the Bank leased all branches and its executive offices. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Company a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Company is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Company’s borrowing levels. The Company carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2022, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2022 and 2021.

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

Stock Compensation Plans:

The Company accounts for its stock-based compensation using a fair-value-based measurement method for share-based payment transactions with employees and directors. The Company measures the cost of employee and directors services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which the employee and directors are required to provide services in exchange for the award. The requisite service period is usually the vesting period, as such according to the terms of these awards, which provide for vesting upon retirement, the cost for these awards are fully recognized at the earlier of the retirement eligibility date or vesting date. Forfeitures are recorded in the period they occur.

Benefit Plans:

The Company sponsors a 401(k), and profit sharing plan for its employees. The Company also sponsors postretirement health care and life insurance benefits plans for its employees, a non-qualified deferred compensation plan for certain senior officers, and a non-qualified pension plan for its outside directors. The qualified pension plan was frozen in 2006, no longer allowing additional participants or accruals from that point forward.

The Company recognizes the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the Consolidated Statements of Financial Condition, with the unrecognized credits and charges recognized, net of taxes, as a component of accumulated other comprehensive income (loss). These credits or charges arose as a result of gains or losses and prior service costs or credits that arose during prior periods but were not recognized as components of net periodic benefit cost.

Treasury Stock:

The Company records treasury stock at cost. Treasury stock is reissued at average cost.

Derivatives:

Derivatives are recorded on the Consolidated Statements of Financial Condition at fair value on a gross basis in “Other assets” and/or “Other liabilities”. The accounting for changes in the value of a derivative depends on the type of hedge and on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings and included in Net gain (loss) from fair value adjustments on the Consolidated Statements of Income.

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

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of use assets (“ROU”) or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense for building and equipment rental totaled $8.5 million, $8.6 million, and $7.7 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 respectively. The Company’s operating lease expense for vehicles totaled $0.1 million and was recorded in Other Operating Expenses on the Consolidated Statements of Income for each of the years ended December 31, 2022, 2021, and 2020, respectively.

The Company has agreements that qualify as a short-term leases with expense totaling $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, included in Professional services on the Consolidated Statements of Income. The Company’s variable lease payments, which include insurance and real estate tax expenses was recorded in Occupancy and equipment on the Consolidated Statements of Income and totaled $1.0 million at the year ended December 31, 2022 and $1.1 million for each of the years ended December 31, 2021 and 2020, respectively. At December 31, 2022, the weighted-average remaining lease term for our operating leases is approximately seven years and the weighted average discount rate is 2.9%. Our lease agreements do not contain any residual value guarantees.

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

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $3.1 million, $2.5 million, and $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, recorded in the professional services in the Consolidated Statements of Income.

Earnings per Common Share:

Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such are included in the calculation of earnings per share. The Company’s unvested restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock unit awards. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding and other common stock equivalents during the period. Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders. The shares held in the Company’s Employee Benefit Trust at December 31, 2021 and 2020 are not included in shares outstanding for purposes of calculating earnings per common share. There were no shares held in the Employee Benefit Trust at December 31, 2022.

Earnings per common share have been computed based on the following, for the years ended December 31:

	2022	2021	2020

	(In thousands, except per share data)
Net income, as reported	$76,945	$81,793	$34,674
Divided by:
Weighted average common shares outstanding	30,823	31,550	29,301
Weighted average common stock equivalents	—	—	—
Total weighted average common shares outstanding and common stock equivalents	30,823	31,550	29,301
Basic earnings per common share	$2.50	$2.59	$1.18
Diluted earnings per common share	$2.50	$2.59	$1.18
Dividend Payout ratio	35.2%	32.4%	71.2%

There were no options that were anti-dilutive for the years ended December 31, 2022, 2021, and 2020.

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

The merger was accounted for under the acquisition method of accounting. The excess of the fair value of the consideration paid over the preliminary net fair value of Empire’s assets and liabilities resulted in recognition of goodwill totaling $1.5 million, none of which is deductible for tax purposes. Upon closing of the merger, the Company’s assets increased by $982.7 million and four new branch locations were added, which expanded our presence on Long Island with entrance into Suffolk County.

4. Loans and Allowance for Credit Losses

The composition of loans is as follows at December 31:

	2022	2021

	(In thousands)
Multi-family residential	$2,601,384	$2,517,026
Commercial real estate	1,913,040	1,775,629
One-to-four family ― mixed-use property	554,314	571,795
One-to-four family ― residential	241,246	276,571
Construction	70,951	59,761
Small Business Administration (1)	23,275	93,811
Commercial business and other	1,521,548	1,339,273
Gross loans	6,925,758	6,633,866
Net unamortized premiums and unearned loan fees	9,011	4,239
Total loans, net of fees and costs	$6,934,769	$6,638,105
(1)	Includes $5.2 million, and $77.4 million of SBA Payment Protection Program (“SBA PPP”) loans at December 31, 2022, and 2021, respectively.

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 87.2% and 84.9% of our gross loans at December 31, 2022 and 2021, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our allowance and provision for credit losses and to maintain an ACL as a percentage of total loans in excess of the allowance currently maintained. In addition to our loan portfolio, at December 31, 2022, we were servicing $52.1 million of loans for others.

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

The following tables show loans modified and classified as TDR during the periods indicated:

	For the year ended
	December 31, 2022
(Dollars in thousands)	Number	Balance	Modification description
Small Business Administration	1	$271	Loan amortization extension.
Commercial business and other	5	8,204	One loan received a below market interest rate and four loans had an amortization extension.
Total	6	$8,475

	For the year ended
	December 31, 2021
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	3	$702	Loan amortization extension.
Total	3	$702

	For the year ended
	December 31, 2020
(Dollars in thousands)	Number	Balance	Modification description

Commercial business and other	1	$7,583	Loan received a below market interest rate and had an amortization extension.
One-to-four family - mixed-use property	1	270	Loan received a below market interest rate.
Total	2	$7,853

The recorded investment of the loans modified and classified as TDR, presented in the tables above, were unchanged as there was no principal forgiven in these modifications.

The following table shows our recorded investment for loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	December 31, 2022		December 31, 2021
	Number	Amortized	Number	Amortized
(Dollars in thousands)	of contracts	Cost	of contracts	Cost
Multi-family residential	6	$1,673	6	$1,690
Commercial real estate	1	7,572	1	7,572
One-to-four family - mixed-use property	4	1,222	5	1,636
One-to-four family - residential	1	253	3	483
Small Business Administration	1	242	—	—
Commercial business and other	3	855	5	1,381
Total performing	16	$11,817	20	$12,762

The following tables show our recorded investment for loans classified as TDR at amortized cost that are not performing according to their restructured terms at the periods indicated.

	December 31, 2022
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Commercial business and other	2	$3,263
Total troubled debt restructurings that subsequently defaulted	2	$3,263

	December 31, 2020
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Taxi medallion	11	$1,922
Commercial business and other	1	279
Total troubled debt restructurings that subsequently defaulted	12	$2,201

The Company did not have any loans classified as TDR at amortized cost that were not performing according to their restructured terms at December 31, 2021.

During the years ended December 31, 2022, 2021 and 2020 there were no defaults of TDR loans within 12 months of their modification date.

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for periods shown below:

	At or for the year ended December 31, 2022
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,652	$3,547	$3,547	$—	$—
Commercial real estate	640	254	254	—	—
One-to-four family - mixed-use property (1)	1,582	1,045	1,045	—	—
One-to-four family - residential	7,483	3,953	3,953	—	—
Small Business Administration	952	950	950	—	—
Construction	—	—	—	—	2,600
Commercial business and other (1)	1,945	20,193	3,291	171	—
Total	$15,254	$29,942	$13,040	$171	$2,600
(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million at December 31, 2022. Commercial business and other contains a non-accrual performing TDR totaling less than $0.1 million at December 31, 2022.

	At or for the year ended December 31, 2021
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,576	$2,652	$2,652	$19	$—
Commercial real estate	1,766	640	640	—	—
One-to-four family - mixed-use property (1)	1,706	1,582	1,582	6	—
One-to-four family - residential	5,313	7,483	7,483	1	—
Small Business Administration	1,168	952	952	—	—
Taxi medallion(2)	2,758	—	—	—	—
Commercial business and other(1)	5,660	1,945	305	78	—
Total	$20,947	$15,254	$13,614	$104	$—
(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million at December 31, 2021. Commercial business and other contains a non-accrual performing TDR totaling less than $0.1 million at December 31, 2021.
(2)	Taxi Medallion loans were completely charged off during the year ended December 31, 2021.

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2022	2021	2020

(In thousands)	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$2,309	$1,691	$1,845
Less: Interest income included in the results of operations	746	620	412
Total foregone interest	$1,563	$1,071	$1,433

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loan at:

	December 31, 2022
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$1,475	$1,787	$3,547	$6,809	$2,598,363	$2,605,172
Commercial real estate	2,561	—	254	2,815	1,912,083	1,914,898
One-to-four family - mixed-use property	3,721	—	797	4,518	552,777	557,295
One-to-four family - residential	2,734	—	3,953	6,687	235,793	242,480
Construction	—	—	2,600	2,600	68,224	70,824
Small Business Administration	329	—	950	1,279	21,914	23,193
Commercial business and other	7,636	16	10,324	17,976	1,502,931	1,520,907
Total	$18,456	$1,803	$22,425	$42,684	$6,892,085	$6,934,769

	December 31, 2021
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$3,652	$4,193	$2,652	$10,497	$2,508,730	$2,519,227
Commercial real estate	5,743	—	640	6,383	1,770,992	1,777,375
One-to-four family - mixed-use property	2,319	—	1,321	3,640	571,296	574,936
One-to-four family - residential	163	224	7,483	7,870	269,942	277,812
Construction	—	—	—	—	59,473	59,473
Small Business Administration	—	—	952	952	90,884	91,836
Commercial business and other	101	40	1,386	1,527	1,335,919	1,337,446
Total	$11,978	$4,457	$14,434	$30,869	$6,607,236	$6,638,105

The following tables show the activity in the allowance for credit losses for the periods indicated:

	For the year ended December 31, 2022
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135
Charge-offs	(208)	—	—	(20)	—	(1,053)	—	(2,067)	(3,348)
Recoveries	77	—	—	5	—	47	447	1,237	1,813
Provision (benefit)	1,498	1,026	120	132	75	1,995	(447)	443	4,842
Ending balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$—	$17,471	$40,442

	For the year ended December 31, 2021
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153
Charge-offs	(43)	(64)	(33)	—	—	—	(2,758)	(2,236)	(5,134)
Recoveries	10	—	133	157	—	34	1,457	224	2,015
Provision (benefit)	1,661	(1,105)	(331)	(242)	(311)	(1,076)	1,301	(4,796)	(4,899)
Ending balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135

	For the year ended December 31, 2020
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Allowance for credit losses:
Beginning balance	$5,391	$4,429	$1,817	$756	$441	$363	$—	$8,554	$21,751
Impact of CECL Adoption	(650)	1,170	(55)	(160)	(279)	1,180	—	(827)	379
Impact of Day 1 PCD - Empire Acquisition	444	587	183	158	20	278	124	2,305	4,099
Charge-off's	—	—	(3)	—	—	(178)	(1,075)	(2,749)	(4,005)
Recoveries	38	—	138	12	—	70	—	108	366
Provision (benefit)	1,334	2,141	(94)	103	315	538	951	17,275	22,563
Ending balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153

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

The following table summarizes the risk category of mortgage and non-mortgage loans by loan portfolio segments and class of loans by year of origination:

	For the year ended
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2022	2021	2020	2019	2018	Prior	Basis	term loans	Total
1-4 Family Residential
Pass	$24,207	$8,697	$18,657	$41,820	$24,962	$94,270	$8,007	$13,190	$233,810
Watch	—	286	—	734	—	2,419	63	863	4,365
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,861	—	444	4,305
Total 1-4 Family Residential	$24,207	$8,983	$18,657	$42,554	$24,962	$100,550	$8,070	$14,497	$242,480
1-4 Family Mixed-Use
Pass	$44,988	$43,157	$32,663	$63,973	$64,904	$297,053	$—	$—	$546,738
Watch	—	—	885	733	—	7,246	—	—	8,864
Special Mention	—	—	—	—	—	719	—	—	719
Substandard	—	—	—	—	—	974	—	—	974
Total 1-4 Family Mixed-Use	$44,988	$43,157	$33,548	$64,706	$64,904	$305,992	$—	$—	$557,295
Commercial Real Estate
Pass	$328,284	$181,881	$152,526	$230,995	$240,622	$744,503	$—	$—	$1,878,811
Watch	1,971	1,579	—	10,597	6,801	10,836	—	—	31,784
Special Mention	—	—	—	—	—	4,041	—	—	4,041
Substandard	—	—	—	—	—	262	—	—	262
Total Commercial Real Estate	$330,255	$183,460	$152,526	$241,592	$247,423	$759,642	$—	$—	$1,914,898
Construction
Pass	$1,984	$17,555	$14,385	$—	—	$—	$27,850	$—	$61,774
Watch	—	—	—	—	6,450	—	—	—	6,450
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,600	—	—	2,600
Total Construction	$1,984	$17,555	$14,385	$—	$6,450	$2,600	$27,850	$—	$70,824
Multi-family
Pass	$482,600	$287,889	$225,106	$312,681	$393,590	$869,566	$6,115	$—	$2,577,547
Watch	913	—	1,454	—	3,770	14,439	—	—	20,576
Special Mention	—	—	—	—	446	2,286	—	—	2,732
Substandard	—	—	—	—	2,898	1,419	—	—	4,317
Total Multi-family	$483,513	$287,889	$226,560	$312,681	$400,704	$887,710	$6,115	$—	$2,605,172
Commercial Business - Secured by RE
Pass	$182,805	$139,748	$109,292	$40,175	$66,436	$89,663	$—	$—	$628,119
Watch	—	—	629	28,217	421	55,500	—	—	84,767
Special Mention	—	—	—	15,208	—	—	—	—	15,208
Substandard	2,853	—	—	—	—	—	—	—	2,853
Total Commercial Business - Secured by RE	$185,658	$139,748	$109,921	$83,600	$66,857	$145,163	$—	$—	$730,947
Commercial Business
Pass	$172,011	$88,081	$41,998	$41,125	$35,555	$56,281	$265,624	$—	$700,675
Watch	2,708	2,918	—	20,926	14,420	17,823	1,690	—	60,485
Special Mention	—	2,445	4,743	35	1,773	416	—	—	9,412
Substandard	91	—	—	31	284	1,782	7,030	—	9,218
Doubtful	—	—	—	—	—	—	10,042	—	10,042
Total Commercial Business	$174,810	$93,444	$46,741	$62,117	$52,032	$76,302	$284,386	$—	$789,832
Small Business Administration
Pass	$3,352	$5,646	$4,304	$654	$1,292	$1,766	$—	$—	$17,014
Watch	—	—	—	51	2,025	2,872	—	—	4,948
Special Mention	—	—	—	—	—	39	—	—	39
Substandard	—	—	—	—	—	1,192	—	—	1,192
Total Small Business Administration	$3,352	$5,646	$4,304	$705	$3,317	$5,869	$—	$—	$23,193
Other
Pass	$—	$—	$—	$—	$—	$43	$85	$—	$128
Total Other	$—	$—	$—	$—	$—	$43	$85	$—	$128
Total by Loan Type
Total Pass	$1,240,231	$772,654	$598,931	$731,423	$827,361	$2,153,145	$307,681	$13,190	$6,644,616
Total Watch	5,592	4,783	2,968	61,258	33,887	111,135	1,753	863	222,239
Total Special Mention	—	2,445	4,743	15,243	2,219	7,501	—	—	32,151
Total Substandard	2,944	—	—	31	3,182	12,090	7,030	444	25,721
Total Doubtful	—	—	—	—	—	—	10,042	—	10,042
Total Loans	$1,248,767	$779,882	$606,642	$807,955	$866,649	$2,283,871	$326,506	$14,497	$6,934,769

Included within net loans as of December 31, 2022 and 2021, was $5.2 million and $8.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

The following table presents types of collateral-dependent loans by class of loan:

	Collateral Type
	December 31, 2022		December 31, 2021
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$3,547	$—	$2,652	$—
Commercial real estate	254	—	1,158	—
One-to-four family - mixed-use property	1,045	—	1,582	—
One-to-four family - residential	3,953	—	7,482	—
Small Business Administration	—	950	—	952
Commercial business and other	2,853	17,340	—	1,427
Total	$11,652	$18,290	$12,874	$2,379

Off-Balance Sheet Credit Losses

Also included within scope of the CECL standard are off-balance sheet loan commitments, which includes the unfunded portion of committed lines of credit and commitments “in-process”. Commitments “in‐process” reflect loans not on the Company’s books but rather negotiated loan / line of credit terms and rates that the Company has offered to customers and is committed to honoring. In reference to “in‐process” credits, the Company defines an unfunded commitment as a credit that has been offered to and accepted by a borrower, which has not closed and by which the obligation is not unconditionally cancellable.

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

At December 31, 2022 and 2021, allowance for off-balance-sheet credit losses was $1.0 million and $1.2 million, respectively, which is included in the “Other liabilities” on the Consolidated Statements of Financial Condition. During the year ended December 31, 2022, 2021 and 2020 the Company has ($0.2) million, ($0.6) million and $1.3 million, respectively, in credit loss (benefit) provision for off-balance-sheet items, which are included in “Other operating expenses” on the Consolidated Statements of Income.

The following table presents the activity in the allowance for off balance sheet credit losses:

	For the year ended
	December 31,
	2022	2021	2020

	(In thousands)
Balance at beginning of period	$1,209	$1,815	$—
Off-Balance Sheet-CECL Adoption	—	—	553
Off-Balance Sheet- (benefit) provision	(239)	(606)	1,262
Allowance for Off-Balance Sheet - Credit losses	$970	$1,209	$1,815

5. Loans held for sale

At December 31, 2022 and 2021, the Company did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2022
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	2	$646	$—	$14
Commercial	3	5,690	—	100
One-to-four family - mixed-use property	2	527	—	5
Total	7	$6,863	$—	$119
Performing loans
Multi-family residential	5	$20,818	$—	$—
Commercial	1	4,312	—	—
Total	6	$25,130	$—	$—

	For the year ended December 31, 2021
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	13	$14,269	$(43)	$112
Commercial	4	7,380	(64)	104
One-to-four family - mixed-use property	16	6,983	(14)	119
Total	33	$28,632	$(121)	$335

	For the year ended December 31, 2020
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	1	$284	$—	$42
One-to-four family - mixed-use property	1	296	—	—
Total	2	$580	$—	$42
Performing loans
Commercial business and other	1	$6,139	$—	$(62)
Small Business Administration	1	774	—	68
Total	2	$6,913	$—	$6

6. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2022	2021	2020

	(In thousands)
Balance at beginning of year	$—	$—	$239
Reductions to carrying value	—	—	(31)
Sales	—	—	(208)
Balance at end of year	$—	$—	$—

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods presented:

	For the years ended December 31,
	2022	2021	2020

	(In thousands)
Gross losses	$—	$—	$(5)
Write-down of carrying value	—	—	(31)
Total income	$—	$—	$(36)

7. Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2022:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$66,936	$55,561	$—	$11,375
Total municipals	66,936	55,561	—	11,375

FNMA	7,875	6,989	—	886
Total mortgage-backed securities	7,875	6,989	—	886

Allowance for Credit Losses	(1,100)	—	—	—
Total	$73,711	$62,550	$—	$12,261

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2021:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Securities held-to-maturity:
Municipals	$50,836	$53,362	$2,526	$—
Total municipals	50,836	53,362	2,526	—

FNMA	7,894	8,667	773	—
Total mortgage-backed securities	7,894	8,667	773	—

Allowance for Credit Losses	(862)	—	—	—
Total	$57,868	$62,029	$3,299	$—

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2022:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$83,720	$81,103	$2	$2,619
Corporate	146,430	131,766	—	14,664
Mutual funds	11,211	11,211	—	—
Collateralized loan obligations	129,684	125,478	—	4,206
Other	1,516	1,516	—	—
Total other securities	372,561	351,074	2	21,489
REMIC and CMO	175,712	148,414	—	27,298
GNMA	9,193	7,317	3	1,879
FNMA	172,690	148,265	—	24,425
FHLMC	96,725	80,287	—	16,438
Total mortgage-backed securities	454,320	384,283	3	70,040
Total securities available for sale	$826,881	$735,357	$5	$91,529

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2021:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$5,599	$5,590	$—	$9
Corporate	107,423	104,370	136	3,189
Mutual funds	12,485	12,485	—	—
Collateralized loan obligations	81,166	80,912	1	255
Other	1,695	1,695	—	—
Total other securities	208,368	205,052	137	3,453
REMIC and CMO	210,948	208,509	1,217	3,656
GNMA	10,572	10,286	30	316
FNMA	203,777	202,938	1,321	2,160
FHLMC	152,760	150,451	326	2,635
Total mortgage-backed securities	578,057	572,184	2,894	8,767
Total securities available for sale	$786,425	$777,236	$3,031	$12,220

The corporate securities held by the Company at December 31, 2022 and 2021 are issued by U.S. banking institutions. The CMOs held by the Company at December 31, 2022 and 2021 are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at December 31, 2022, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$66,936	$55,561
Total other securities	66,936	55,561
Mortgage-backed securities	7,875	6,989
	74,811	62,550

Allowance for credit losses	(1,100)	-
Total securities held-to-maturity	$73,711	$62,550

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$10,006	$9,954
Due after one year through five years	134,570	127,063
Due after five years through ten years	195,710	182,341
Due after ten years	21,064	20,505
Total other securities	361,350	339,863
Mutual funds	11,211	11,211
Mortgage-backed securities	454,320	384,283
Total securities available for sale	$826,881	$735,357

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	At December 31, 2022
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities

Municipals	3	$55,561	$11,375	$55,561	$11,375	$—	$—
Total other securities	3	55,561	11,375	55,561	11,375	—	—

FNMA	1	6,989	886	6,989	886	—	—
Total mortgage-backed securities	1	6,989	886	6,989	886	—	—

Total	4	$62,550	$12,261	$62,550	$12,261	$—	$—

Available for sale securities
U.S. government agencies	7	$77,856	$2,619	$77,059	$2,517	$797	$102
Corporate	20	131,766	14,664	45,447	3,553	86,319	11,111
CLO	19	125,478	4,206	95,518	2,916	29,960	1,290
Total other securities	46	335,100	21,489	218,024	8,986	117,076	12,503

REMIC and CMO	47	148,120	27,298	40,911	3,457	107,209	23,841
GNMA	8	7,133	1,879	64	—	7,069	1,879
FNMA	47	148,229	24,425	38,296	3,871	109,933	20,554
FHLMC	18	80,287	16,438	24,838	2,397	55,449	14,041
Total mortgage-backed securities	120	383,769	70,040	104,109	9,725	279,660	60,315
Total	166	$718,869	$91,529	$322,133	$18,711	$396,736	$72,818

	At December 31, 2021
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Available for sale securities
U.S. government agencies	2	$5,577	$9	$1,130	$5	$4,447	$4
Corporate	13	94,234	3,189	65,453	1,970	28,781	1,219
CLO	4	31,012	255	10,000	1	21,012	254
Total other securities	19	130,823	3,453	76,583	1,976	54,240	1,477

REMIC and CMO	15	124,131	3,656	105,959	2,800	18,172	856
GNMA	4	9,924	316	1,138	16	8,786	300
FNMA	25	171,109	2,160	153,657	1,587	17,452	573
FHLMC	18	129,115	2,635	98,297	1,448	30,818	1,187
Total mortgage-backed securities	62	434,279	8,767	359,051	5,851	75,228	2,916
Total	81	$565,102	$12,220	$435,634	$7,827	$129,468	$4,393

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2022 and December 31, 2021. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at December 31, 2022 and 2021 as part of its quarterly CECL process, resulting in an allowance for credit losses of $1.1 million and $0.9 million at December 31, 2022 and 2021, respectively.

Accrued interest receivable on held-to-maturity debt securities totaled $0.1 million each at December 31, 2022 and 2021 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $3.7 million and $1.5 million at December 31, 2022 and 2021 respectively.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

	For the year ended December 31,
	2022	2021	2020
	(In thousands)
Beginning balance	$862	$907	$—
CECL adoption	—	—	340
Provision (benefit) for credit losses	238	(45)	567
Allowance for credit losses - securities	$1,100	$862	$907

During the year ended December 31, 2022, the Company modified one investment security totaling $21.0 million as TDR by granting a payment forbearance. At December 31, 2022, this security is reported as non-accrual and non-performing.

The Company did not have any allowance for credit losses for available for sale securities for the year ended December 31, 2022 and 2021.

The Company sold available for sale securities with carrying values at the time of sale totaling $84.2 million, $45.0 million, and $221.0 million during the years ended December 31, 2022, 2021, and 2020, respectively. The Company purchased mortgage-backed available for sale securities totaling $56.6 million, $340.8 million, and $308.1 million during the years ended December 31, 2022, 2021, and 2020, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended
	December 31,
	2022	2021	2020

	(In thousands)
Gross gains from the sale of securities	$—	$123	$1,499
Gross losses from the sale of securities	(10,948)	(10)	(2,200)
Net (loss) gains from the sale of securities	$(10,948)	$113	$(701)

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $24.3 million and $26.3 million at December 31, 2022 and 2021, respectively.

8. Bank Premises and Equipment, net

Bank premises and equipment are as follows at December 31:

	2022	2021

	(In thousands)
Leasehold improvements	$46,992	$44,621
Equipment and furniture	32,793	30,822
Total	79,785	75,443
Less: Accumulated depreciation and amortization	58,035	52,105
Bank premises and equipment, net	$21,750	$23,338

9. Deposits

Total deposits at December 31, 2022 and 2021 and the weighted average rate on deposits at December 31, 2022, are as follows:

			Weighted
			Average
			Rate
	2022	2021	2022

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,526,338	$946,575	3.03%
Savings accounts	143,641	156,554	0.21
Money market accounts	2,099,776	2,342,003	2.47
NOW accounts	1,746,190	1,920,779	2.14
Total interest-bearing deposits	5,515,945	5,365,911
Non-interest bearing demand deposits	921,238	967,621
Total due to depositors	6,437,183	6,333,532
Mortgagors' escrow deposits	48,159	51,913	0.30
Total deposits	$6,485,342	$6,385,445

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $377.4 million and $217.5 million at December 31, 2022 and 2021, respectively. The aggregate amount of brokered deposits was $856.3 million and $626.3 million at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, reciprocal deposits totaled $659.5 million and $763.7 million, respectively.

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

At December 31, 2022, government deposits totaled $1,653.3 million, of which $604.8 million were IntraFi Network deposits and $1,048.5 million were collateralized by $155.7 million in securities and $1,073.7 million of letters of credit. At December 31, 2021, government deposits totaled $1,618.8 million, of which $710.2 million were IntraFi Network deposits and $908.6 million were collateralized by $190.3 million in securities and $818.4 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2022	2021	2020

	(In thousands)
Certificate of deposit accounts	$12,547	$7,340	$18,096
Savings accounts	211	255	495
Money market accounts	19,039	7,271	14,368
NOW accounts	15,353	5,453	9,309
Total due to depositors	47,150	20,319	42,268
Mortgagors' escrow deposits	135	5	44
Total interest expense on deposits	$47,285	$20,324	$42,312

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2022	2021

	(In thousands)
Within 12 months	$859,546	$755,874
More than 12 months to 24 months	599,809	122,366
More than 24 months to 36 months	64,353	43,830
More than 36 months to 48 months	1,025	22,249
More than 48 months to 60 months	298	1,092
More than 60 months	1,307	1,164
Total certificate of deposit accounts	$1,526,338	$946,575

10. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2022		2021
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
FHLB-NY advances - fixed rate:
Due in 2022	$—	—	$572,186	0.37
Due in 2023	815,501	4.08	39,001	0.48
Total FHLB-NY advances	815,501	4.08	611,187	0.38

Other Borrowings:
Due in 2022	—	—	25,000	0.11

Subordinated debentures
Due in 2031	123,285	3.52	122,885	3.52
Due in 2032	63,680	6.54	—	—
Total Subordinated debentures	186,965	4.55	122,885	3.52

Junior subordinated debentures - adjustable-rate due in 2037	50,507	7.44	56,472	1.74

Total borrowings	$1,052,973	4.32%	$815,544	0.94%

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings original terms range from one week to three years.

At December 31, 2022, the Company was able to borrow up to $3,800.1 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2022, the Company had $1,889.2 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2022, the Company also has unsecured lines of credit with other commercial banks totaling $1,108.0 million, with none outstanding.

Subordinated Debentures

During the year ended December 31, 2022, the Holding Company issued subordinated debt with an aggregated principal amount of $65.0 million, receiving net proceeds totaling $63.6 million. The subordinated debt was issued at 6.0% fixed-to-floating rate maturing in 2032. The debt is fixed-rate for the first five years, after which it resets quarterly. Additionally, the debt is callable at par quarterly through its maturity date beginning September 1, 2027. The subordinated debentures the Company holds qualify as Tier 2 capital for regulatory purposes.

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

The Holding Company used $50.0 million of the proceeds from the subordinated debt issued in 2022 to increase its investment in its wholly-owned subsidiary, Flushing Bank. The remaining proceeds were maintained at the Holding Company for general use. A portion of the funds received from the subordinated debt issued in 2021 was used to call $90.3 million of previously issued and outstanding subordinated debentures. The $90.3 million was comprised of three separate issues of $75.0 million, $7.8 million and $7.5 million. All three issues were called in December 2021, with two of the issues called at par and the $7.5 million issue being called at a premium of 102.5. The premium paid upon call totaled $0.2 million and was recorded in the Consolidated Statements of Income in Other operating expenses.

Subordinated debt totaled $187.0 million at December 31, 2022, which included $3.0 million of unamortized debt issuance costs. These costs are being amortized to interest expense using the level yield method through the first call date of the subordinated debt.

The following table shows the terms of the subordinated debt issued or acquired by the Holding Company:

	Subordinated Debentures
	2022	2021

	(Dollars in thousands)
Amount	$65,000	$125,000
Issue Date	August 24, 2022	November 22, 2021
Initial Rate	6.000%	3.125%
First Reset Date	September 1, 2027	December 1, 2026
First Call Date	September 1, 2027	December 1, 2026
Holding Type	Variable	Variable
Spread over 3-month SOFR	3.130%	2.035%
Maturity Date	September 1, 2032	December 1, 2031

The subordinated debentures issued by the Company may not be redeemed prior to their respective first call dates, except that the Company may redeem the subordinated debentures at any time, at its option, in whole but not in part, subject to obtaining any required regulatory approvals, if (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the subordinated debt for U.S. federal income tax purposes, (ii) a subsequent event occurs that precludes the subordinated debt from being recognized as Tier 2 capital for regulatory capital purposes, or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended, in each case, at a redemption price equal to 100% of the principal amount of the subordinated debt plus any accrued and unpaid interest through, but excluding, the redemption date..

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

The consolidated financial statements do not include the securities issued by the trusts, but rather include the junior subordinated debentures of the Holding Company. The interest rate on junior subordinated debt will adjust in 2023 with the cessation of the publication of 3-month LIBOR to 3-month CME Term SOFR adjusted for relevant spread adjustment.

11. Income Taxes

The Company and its subsidiaries are subject to income tax within U.S. federal, New York, New York City, and various other state and local jurisdictions. The Company is undergoing examinations of New York City income tax returns for years ending December 31, 2015 through 2017 and New York State income tax returns for years ending December 31, 2017 through 2019. The New York State examination of tax years 2015 through 2016 was closed in 2022, without material changes. The Company remains subject to examination for its federal and various other states income tax returns for the years ending on or after December 31, 2019.

Income tax provisions are summarized as follows for the years ended December 31:

	2022	2021	2020

	(In thousands)
Federal:
Current	$17,565	$21,206	$14,178
Deferred	4	(1,128)	(4,990)
Total federal tax provision	17,569	20,078	9,188
State and Local:
Current	10,198	8,004	967
Deferred	140	(597)	353
Total state and local tax provision	10,338	7,407	1,320
Total provision for income taxes	$27,907	$27,485	$10,508

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 26.6%, 25.2%, and 23.3% for the years ended December 31, 2022, 2021, and 2020, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2022		2021		2020

	(Dollars in thousands)
Taxes at federal statutory rate	$22,019	21.0%	$22,948	21.0%	$9,489	21.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	8,167	7.8	6,865	6.3	1,043	2.3
Tax exempt income, net	(2,083)	(2.0)	(1,150)	(1.0)	(875)	(1.9)
Nondeductible merger expense	—	—	—	—	543	1.2
Other	(196)	(0.2)	(1,178)	(1.1)	308	0.7
Taxes at effective rate	$27,907	26.6%	$27,485	25.2%	$10,508	23.3%

The components of the net deferred tax assets are as follows at December 31:

	2022	2021

	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans	$12,528	$11,532
Net unrealized losses on securities available for sale*	28,418	2,917
Operating lease liabilities	14,289	16,817
Accrued compensation	8,709	9,620
Stock based compensation	3,171	3,103
Depreciation	2,462	2,160
Derivative adjustments	2,030	349
Pension and post-retirement benefits	2,126	2,184
Other allowances	1,185	643
Acquisition fair value marks	960	1,373
Net operating losses	257	810
Net unrealized losses on pension and post-retirement benefits*	124	596
Net unrealized losses on cash flow hedges*	-	653
Other	989	1,360
Deferred tax assets	77,248	54,117

Deferred tax liabilities:
Right of use assets	13,410	15,589
Net unrealized gains on cash flow hedges*	11,429	-
Deferred loan fees, net	3,930	4,253
Fair value adjustments	2,314	648
Net unrealized gains on entity specific fair value*	672	1,058
Other	24	703
Deferred tax liabilities	31,779	22,251

Net deferred tax asset included in other assets	$45,469	$31,866

*Represents the amount of deferred taxes recorded in accumulated other comprehensive loss.

At December 31, 2022, after considering all available positive and negative evidence, management concluded that a valuation allowance against deferred tax assets was not necessary because it is more likely than not that these tax benefits will be fully realized in future periods. While management continues to evaluate the need for a valuation allowance prospectively, it is not expected that a valuation allowance will be required based upon projected profitability.

At December 31, 2022 and 2021, the Company had no material unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company's policy is to recognize interest and penalties on income taxes in income tax expense.

12. Stock-Based Compensation

For the years ended December 31, 2022, 2021, and 2020, the Company’s net income, as reported, includes $6.2 million, $7.9 million, and $6.0 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.6 million, $2.0 million, and $1.4 million, respectively, of income tax benefits related to the stock-based compensation plans.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. On May 18, 2021, stockholders approved an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 968,657 shares were available for future issuance under the 2014 Omnibus Plan at December 31, 2022. To fund restricted stock unit awards or option exercises, shares are issued from treasury stock, if available; otherwise, new shares are issued. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of December 31, 2022, PRSU’s granted in 2022 are being accrued at target, PRSU’s granted in 2021 are being accrued at above target and PRSU’s granted in 2020 are being accrued at below target. The different levels of accrual are commensurate with the projected Company’s performance for the respective grant.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were 212,811, 238,985, and 173,528 RSU's granted for the years ended December 31, 2022, 2021, and 2020, respectively, and 63,250, 94,185, and 72,143 PRSU’s granted for the year ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the year ended December 31, 2022:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2021	310,430	$21.49	102,920	$20.02
Granted	212,811	24.83	63,250	25.11
Vested	(245,758)	23.45	(83,473)	23.19
Forfeited	(1,895)	23.99	(13,897)	19.79
Non-vested at December 31, 2022	275,588	$22.30	68,800	$20.90

Vested but unissued at December 31, 2022	252,936	$22.38	130,328	$20.83

As of December 31, 2022, there was $4.3 million of total unrecognized compensation cost related to RSU and PRSU awards granted under the 2014 Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of awards vested for the years ended December 31, 2022, 2021, and 2020 were $7.6 million, $5.9 million, and $5.7 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. The vested but unissued PRSU awards consist of awards made to employees who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2022:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2021	128,881	$24.30
Granted	30,522	23.69
Distributions	(993)	23.36
Outstanding at December 31, 2022	158,410	$19.38
Vested at December 31, 2022	158,312	$19.38

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of ($0.6) million, $1.1 million, and ($0.4) million for the years ended December 31, 2022, 2021, and 2020, respectively. The total fair value of distributions from the phantom stock plan were $23,000, $52,000, and $10,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

13. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial			Prior Service
	Loss (Gain)			Cost (Credit)			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020

	(In thousands)
Employee Retirement Plan	$3,944	$1,414	$1,775	$—	$—	$—	$3,944	$1,414	$1,775
Other Postretirement Benefit Plans	(2,512)	932	1,333	—	(27)	(112)	(2,512)	905	1,221
Outside Directors Plan	(1,034)	(440)	(274)	—	—	—	(1,034)	(440)	(274)
Total	$398	$1,906	$2,834	$—	$(27)	$(112)	$398	$1,879	$2,722

Employee Retirement Plan:

The Company has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. At December 31, 2022 and 2021, the Bank's Retirement Plan is invested 100% in fixed income funds. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2022, 2021, and 2020. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2022	2021

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22,109	$24,227
Interest cost	553	512
Actuarial gain	(4,243)	(1,562)
Benefits paid	(1,247)	(1,068)
Projected benefit obligation at end of year	17,172	22,109

Change in plan assets:
Market value of assets at beginning of year	26,059	27,720
Actual return on plan assets	(5,747)	(593)
Benefits paid	(1,247)	(1,068)
Market value of plan assets at end of year	19,065	26,059

Accrued pension asset included in other assets	$1,893	$3,950

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2022	2021
Weighted average discount rate	4.93%	2.58%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2022 and 2021 were based on the Pri-2012 Total Dataset with Scale MP-2021.

The components of the net pension (benefit) expense for the Retirement Plan are as follows for the years ended December 31:

	2022	2021	2020

	(in thousands)
Interest cost	$553	$512	$652
Amortization of unrecognized loss	5	488	444
Expected return on plan assets	(1,031)	(1,096)	(1,028)
Net pension (benefit) expense	(473)	(96)	68

Current year actuarial loss (gain)	2,535	127	(54)
Amortization of actuarial losses	(5)	(488)	(444)
Total recognized in other comprehensive loss	2,530	(361)	(498)
Total recognized in net pension (benefit) expense and other comprehensive loss	$2,057	$(457)	$(430)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2022	2021	2020
Weighted average discount rate	2.58%	2.18%	3.00%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	4.25%	4.75%	4.75%

The following benefit payments are expected to be paid by the Retirement Plan for the years ending December 31:

Future Benefit
Payments
(In thousands)
2023	$1,281
2024	1,260
2025	1,249
2026	1,246
2027	1,244
2028-2032	6,163

The long-term rate of return on assets assumption was set based on historical returns earned by fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Fixed income securities were assumed to earn real rates of return in the ranges of 3-5%. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 4.25% for 2022.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2022	2021
Equity securities	—%	—%
Debt securities	100%	100%

At December 31, 2022, Plan assets are invested in a diversified mix of fixed income funds.

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

The Company does not expect to make a contribution to the Retirement Plan in 2023.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2022	2021

	(In thousands)
Pooled Separate Accounts
Long duration bond fund (a)	$4,596	$11,700
Long corporate bond fund (b)	3,754	5,157
Prudential short term (c)	262	150
Mutual Fund
Investment grade bond fund (d)	10,453	9,052

Total	$19,065	$26,059
a.	Comprised of fixed income securities with durations of longer than six years that seek to maximize total return consistent with the preservation of capital and prudent investment management.
b.	Comprised of corporate bonds with an average duration within 0.25 years of the benchmark and its average credit quality is no lower than BBB. The fund seeks to outperform the Bloomberg Barclays Long Corporate Bond Index.
c.	Comprised of money market instruments with an emphasis on safety and liquidity.
d.	Comprised of high quality corporate bonds diversified broadly across industries, issuers and regions. The funds primary benchmark is the Bloomberg Barclays U.S. Credit Index.

The fair value of the mutual fund is determined daily using quoted market prices in an open market (level 1). The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2022 and 2021. These are measured at net asset value under the practical expedient with future redemption dates.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2022, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2022	2021

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$10,853	$10,799
Service cost	269	293
Interest cost	277	233
Actuarial gain	(3,444)	(370)
Benefits paid	(104)	(102)
Projected benefit obligation at end of year	7,851	10,853

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	104	102
Benefits paid	(104)	(102)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$7,851	$10,853

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2022	2021
Discount rate	4.93%	2.58%
Rate of increase in health care costs
Initial	7.50%	7.50%
Ultimate (year 2027)	4.44%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2022 and 2021 were based on the Pri-2012 with Scale MP-2021.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2022	2021	2020

	(In thousands)
Service cost	$269	$293	$274
Interest cost	277	233	259
Amortization of unrecognized loss	—	30	—
Amortization of past service credit	(27)	(85)	(85)
Net postretirement benefit expense	519	471	448

Current year actuarial (gain) loss	(3,444)	(370)	1,599
Amortization of actuarial loss	—	(31)	—
Amortization of prior service credit	27	85	85
Total recognized in other comprehensive loss	(3,417)	(316)	1,684
Total recognized in net postretirement expense and other comprehensive loss	$(2,898)	$155	$2,132

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2022	2021	2020
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	2.58%	2.18%	3.00%
Rate of increase in health care costs
Initial	7.50%	7.50%	7.50%
Ultimate (year 2027)	5.00%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2023	$259
2024	311
2025	347
2026	372
2027	417
2028-2032	2,629

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”) under, which at the discretion of the Company’s Board of Directors, a contribution is made. Employees hired after December 31, 2019 are not eligible to receive DCRP and PSP contributions. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the

Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee’s first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $4.7 million, $7.4 million, and $3.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $16.4 million and $18.2 million at December 31, 2022 and 2021, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.5 million for each of the years 2022, 2021 and 2020.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) was established to assist the Company in funding its benefit plan obligations. Dividend payments received were used to purchase additional shares of common stock. Shares released were used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. For the years ended December 31, 2022, 2021, and 2020, the Company funded $0.4 million, $0.5 million, and $2.6 million, respectively, of employer contributions to the 401(k), DCRP and profit sharing plans from the EBT. In 2022, all remaining shares held in the EBT were distributed, as the Company decided not to replenish the EBT and allowed it to be extinguished.

As shares were released from the EBT, the Company reported compensation expense equal to the current market price of the shares, and the shares became outstanding for earnings per share computations.

The EBT shares are as follows at December 31:

	2022	2021
Shares owned by Employee Benefit Trust, beginning balance	17,964	39,861
Shares purchased	—	1,039
Shares released and allocated	(17,964)	(22,936)
Shares owned by Employee Benefit Trust, ending balance	—	17,964

Market value of unallocated shares	$—	$436,525

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, an eligible non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $1.9 million at each December 31, 2022 and 2021. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2022	2021

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,010	$2,276
Service cost	11	16
Interest cost	48	46
Actuarial gain	(623)	(184)
Benefits paid	(144)	(144)
Projected benefit obligation at end of year	1,302	2,010

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	144	144
Benefits paid	(144)	(144)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$1,302	$2,010

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2022	2021	2020

	(In thousands)
Service cost	$11	$16	$15
Interest cost	48	46	64
Amortization of unrecognized gain	(29)	(18)	(55)
Net pension expense	30	44	24

Current actuarial (gain) loss	(623)	(184)	51
Amortization of actuarial gain	29	18	55
Total recognized in other comprehensive income	(594)	(166)	106
Total recognized in net pension expense and other comprehensive loss	$(564)	$(122)	$130

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2022	2021	2020
Weighted average discount rate for the benefit obligation	4.93%	2.58%	2.18%
Weighted average discount rate for periodic pension benefit expense	2.58%	2.18%	3.00%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2023	$208
2024	172
2025	144
2026	144
2027	144
2028 - 2032	544

14. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2022 and 2021, the Bank’s liquidation account was $0.3 million and $0.4 million, respectively and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2022, the Bank had $81.9 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

Treasury Stock Transactions:

The Holding Company repurchased 1,253,725 common shares at an average cost of $21.73 and 436,619 common shares at an average cost of $22.88 during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, 594,462 shares remained subject to repurchase under the authorized stock repurchase program. Stock will be purchased under the authorized stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2022	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income before reclassifications, net of tax	(64,381)	23,812	1,043	(763)	(40,289)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	7,547	2,974	(36)	—	10,485
Net current period other comprehensive income, net of tax	(56,834)	26,786	1,007	(763)	(29,804)
Ending balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2021	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

Other comprehensive income before reclassifications, net of tax	(7,484)	8,819	319	427	2,081
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(78)	7,296	283	—	7,501
Net current period other comprehensive income, net of tax	(7,562)	16,115	602	427	9,582
Ending balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2020	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(3,982)	$(5,863)	$(983)	$1,021	$(9,807)

Other comprehensive income before reclassifications, net of tax	4,787	(14,924)	(1,112)	828	(10,421)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	485	3,266	211	—	3,962
Net current period other comprehensive income, net of tax	5,272	(11,658)	(901)	828	(6,459)
Ending balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the Year Ended December 31, 2022
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented
(Dollars in thousands)
Unrealized gains losses on available for sale securities:
	$(10,948)	Net gain (loss) on sale of securities
	3,401	Tax benefit
	$(7,547)	Net of tax

Cash flow hedges:
Interest rate swaps	$(4,341)	Interest (expense)
	1,367	Tax benefit
	$(2,974)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$24	Other operating expense
Prior service credits	27	Other operating expense
	51	Total before tax
	(15)	Tax expense
	$36	Net of tax

For the Year Ended December 31, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$113	Net gain (loss) on sale of securities
	(35)	Tax expense
	$78	Net of tax

Cash flow hedges:
Interest rate swaps	$(10,623)	Interest (expense)
	3,327	Tax benefit
	$(7,296)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(500)	Other operating expense
Prior service credits	85	Other operating expense
	(415)	Total before tax
	132	Tax benefit
	$(283)	Net of tax

For the Year Ended December 31, 2020
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented
(Dollars in thousands)
Unrealized gains (losses) on available for sale securities:	$(701)	Net loss on sale of securities
	216	Tax benefit
	$(485)	Net of tax

Cash flow hedges:
Interest rate swaps	$(4,732)	Interest expense
	1,466	Tax benefit
	$(3,266)	Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(390)	Other operating expenses
Prior service credits	85	Other operating expenses
	(305)	Total before tax
	94	Tax benefit
	$(211)	Net of tax

15. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of December 31, 2022, the Bank continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.5%. The CCB for the Bank at December 31, 2022 and 2021 was 6.37% and 6.13%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$915,628	10.56%	$840,105	10.39%
Requirement to be well-capitalized	433,667	5.00	404,366	5.00
Excess	481,961	5.56	435,739	5.39

Common Equity Tier I risk-based capital:
Capital level	$915,628	13.79%	$840,105	13.58%
Requirement to be well-capitalized	431,734	6.50	402,100	6.50
Excess	483,894	7.29	438,005	7.08

Tier I risk-based capital:
Capital level	$915,628	13.79%	$840,105	13.58%
Requirement to be well-capitalized	531,365	8.00	494,892	8.00
Excess	384,263	5.79	345,213	5.58

Total risk-based capital:
Capital level	$954,457	14.37%	$874,400	14.13%
Requirement to be well-capitalized	664,206	10.00	618,615	10.00
Excess	290,251	4.37	255,785	4.13

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2022, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at December 31, 2022 and 2021 was 5.25% and 5.75%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2022		December 31, 2021
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$746,880	8.61%	$726,174	8.98%
Requirement to be well-capitalized	433,607	5.00	404,422	5.00
Excess	313,273	3.61	321,752	3.98

Common Equity Tier I risk-based capital:
Capital level	$698,258	10.52%	$671,494	10.86%
Requirement to be well-capitalized	431,635	6.50	401,836	6.50
Excess	266,623	4.02	269,658	4.36

Tier I risk-based capital:
Capital level	$746,880	11.25%	$726,174	11.75%
Requirement to be well-capitalized	531,243	8.00	494,568	8.00
Excess	215,637	3.25	231,606	3.75

Total risk-based capital:
Capital level	$975,709	14.69%	$885,469	14.32%
Requirement to be well-capitalized	664,054	10.00	618,210	10.00
Excess	311,655	4.69	267,259	4.32

16. Leases

The Company has 30 operating leases for branches (including headquarters) and office spaces, 10 operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from less than three months to approximately 13 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

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

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021

Operating lease ROU assets	$43,289	$50,200

Operating lease liabilities	$46,125	$54,155

Weighted-average remaining lease term-operating leases	6.6 years	7.4 years
Weighted average discount rate-operating leases	2.9%	3.1%

The components of lease expense and cash flow information related to leases were as follows:

		For the year ended December 31,
(Dollars in thousands)	Line Item Presented	2022	2021	2020

Lease Cost
Operating lease cost	Occupancy and equipment	$8,510	$8,609	$7,657
Operating lease cost	Other operating expenses	93	80	68
Short-term lease cost	Professional Services and Other operating expenses	193	164	139
Variable lease cost	Occupancy and equipment	999	1,065	1,128
Total lease cost		$9,795	$9,918	$8,992

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$9,459	$12,811	$8,316
Right-of-use assets obtained in exchange for new operating lease liabilities		$1,208	$6,570	$5,484
Right-of-use assets obtained in acquisition		$—	—	$9,993

The Company’s minimum annual rental payments at December 31, 2022 for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2023	$8,763
2024	9,373
2025	8,699
2026	7,806
2027	3,711
Thereafter	12,814
Total minimum payments required	51,166
Less: implied interest	5,041
Total lease obligations	$46,125

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $55.1 million and $383.4 million, respectively, at December 31, 2022. Included in these commitments were $12.1 million of fixed-rate commitments at a weighted average rate of 4.67% and $426.3 million of adjustable-rate commitments with a weighted average rate of 7.14%, as of December 31, 2022. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2022 and 2021, there were $1,073.7 million and $818.4 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Company had purchase obligations totaling $18.9 million and $24.8 million as of December 31, 2022 and 2021, respectively, which are primarily related to contracts with data processing, loan servicing and check processing services provided by third-party vendors. During the years ended December 31, 2022 and 2021, the Company purchased $6.2 million and $7.8 million, respectively, of services provided by third-party vendors.

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

18. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. The largest amount the Bank could lend to one borrower was approximately $137.3 million and $126.0 million at December 31, 2022 and 2021, respectively. The Bank’s largest aggregate amount of outstanding loans to one borrower was $109.4 million, and $93.8 million at December 31, 2022 and 2021, respectively, all of which were performing according to their terms.

19. Related Party Transactions

At December 31, 2022 and 2021, there were no outstanding loans to any related party. Deposits of related parties totaled $7.7 million and $10.9 million at December 31, 2022 and 2021, respectively.

20. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2022, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.0 million and $50.5 million, respectively.  At December 31, 2021, the Company carried financial assets and financial liabilities under the fair value option with fair values of $14.6 million and $56.5 million, respectively. The Company did not purchase or sell any financial assets or liabilities under the fair value option during the years ended December 31, 2022 and 2021.

Management selected the fair value option for certain investment securities, and certain borrowed funds as the yield, at the time of election, on the financial assets was below-market, while the rate on the financial liabilities was above-market rate. Management also considered the average duration of these instruments, which, for investment securities, was longer than the average for the portfolio of securities, and, for borrowings, primarily represented the longer-term borrowings of the Company. Choosing these instruments for the fair value option adjusted the carrying value of these financial assets and financial liabilities to their current fair value, and more closely aligned the financial performance of the Company with the economic value of these financial instruments. Management believed that electing the fair value option for these financial assets and financial liabilities allows them to better react to changes in interest rates. At the time of election, Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable-rates, and yields that approximated the then current market rate, as management believed that these financial assets and financial liabilities approximated their economic value.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2022 and 2021, and the changes in fair value included in the Consolidated Statement of Income – Net loss from fair value adjustments:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended December 31,
Description	2022	2021	2022	2021	2020
(In thousands)
Mortgage-backed securities	$295	$388	$(27)	$(5)	$3
Other securities	12,728	14,180	(1,639)	36	230
Borrowed funds	50,507	56,472	7,394	(14,004)	(50)
Net gain (loss) from fair value adjustments (1)			$5,728	$(13,973)	$183
(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $1.0 million, and ($2.3) million from the change in fair value of derivative instruments during the years ended December 31, 2021, and 2020, respectively. There were no gains (losses) in 2022.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2022 and 2021. The fair value of borrowed funds includes accrued interest payable of $0.4 million and $0.1 million at December 31, 2022 and 2021, respectively.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2022 and 2021, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2022 and 2021, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2022 and 2021, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed
Securities	$—	$—	$384,283	$572,184	$—	$—	$384,283	$572,184
Other securities	11,211	12,485	338,347	190,872	1,516	1,695	351,074	205,052
Interest rate swaps	—	—	74,586	10,683	—	—	74,586	10,683

Total assets	$11,211	$12,485	$797,216	$773,739	$1,516	$1,695	$809,943	$787,919

Liabilities:
Borrowings	$—	$—	$—	$—	$50,507	$56,472	$50,507	$56,472
Interest rate swaps	—	—	18,407	25,071	—	—	18,407	25,071

Total liabilities	$—	$—	$18,407	$25,071	$50,507	$56,472	$68,914	$81,543

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2022		December 31, 2021
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,695	$56,472	$1,295	$43,136
Net (loss) gain from fair value adjustment of financial assets (1)	(187)	—	400	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(7,393)	—	14,004
Increase (decrease) in accrued interest	8	280	—	(4)
Change in unrealized (gains) losses included in other comprehensive loss	—	1,148	—	(664)
Ending balance	$1,516	$50,507	$1,695	$56,472
Changes in unrealized gains held at period end	$—	$2,186	$—	$3,334
(1)	Presented in the Consolidated Statement of Income under Net loss from fair value adjustments.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,516	Discounted cash flows	Spread over 3-month Libor	n/a	3.6%

Liabilities:

Junior subordinated debentures	$50,507	Discounted cash flows	Spread over 3-month Libor	n/a	3.6%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,695	Discounted cash flows	Spread over 3-month Libor	n/a	2.2%

Liabilities:

Junior subordinated debentures	$56,472	Discounted cash flows	Spread over 3-month Libor	n/a	2.2%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2022 and 2021, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2022	2021	2022	2021	2022	2021	2022	2021

	(In thousands)
Assets:
Certain delinquent loans	$—	$—	$—	$—	$18,330	$11,026	$18,330	$11,026

Total assets	$—	$—	$—	$—	$18,330	$11,026	$18,330	$11,026

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$18,189	Sales approach	Adjustment to sales comparison value	-20.0% to 0.0%	-1.3%
			Reduction for planned expedited disposal	10.0% to 15.0%	13.6%

Certain delinquent loans	$141	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

	At December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$10,579	Sales approach	Reduction for planned expedited disposal	8.0% to 15.0%	11.9%

Certain delinquent loans	$447	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2022 and 2021.

The methods and assumptions used to estimate fair value at December 31, 2022 and 2021 are as follows:

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

Certain Delinquent Loans:

For certain delinquent loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or, for collateral dependent loans, 85% of the appraised or internally estimated value of the property.

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

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$151,754	$151,754	$151,754	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,875	6,989	—	6,989	—
Other securities	65,836	55,561	—	—	55,561
Securities available for sale
Mortgage-backed securities	384,283	384,283	—	384,283	—
Other securities	351,074	351,074	11,211	338,347	1,516
Loans	6,934,769	6,651,795	—	—	6,651,795
FHLB-NY stock	45,842	45,842	—	45,842	—
Accrued interest receivable	45,048	45,048	—	3,819	41,229
Interest rate swaps	74,856	74,856	—	74,856	—

Liabilities:

Deposits	$6,485,342	$6,453,978	$4,959,004	$1,494,974	$—
Borrowed Funds	1,052,973	1,027,370	—	976,863	50,507
Accrued interest payable	10,034	10,034	—	10,034	—
Interest rate swaps	18,407	18,407	—	18,407	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$81,723	$81,723	$81,723	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,894	8,667	—	8,667	—
Other securities	49,974	53,362	—	—	53,362
Securities available for sale
Mortgage-backed securities	572,184	572,184	—	572,184	—
Other securities	205,052	205,052	12,485	190,872	1,695
Loans	6,638,105	6,687,125	—	—	6,687,125
FHLB-NY stock	35,937	35,937	—	35,937	—
Accrued interest receivable	38,698	38,698	—	1,574	37,124
Interest rate swaps	10,683	10,683	—	10,683	—

Liabilities:

Deposits	$6,385,445	$6,385,276	$5,438,870	$946,406	$—
Borrowed Funds	815,544	816,012	—	759,540	56,472
Accrued interest payable	4,777	4,777	—	4,777	—
Interest rate swaps	25,071	25,071	—	25,071	—

21. Derivative Financial Instruments

At December 31, 2022 and 2021, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans totaling $273.6 million and $299.6 million at December 31, 2022 and December 31, 2021, respectively; 2) to facilitate risk management strategies for our loan customers with $221.2 million of swaps outstanding, which include $110.6 million with customers and $110.6 million with bank counterparties at December 31, 2022 and $228.0 million of swaps outstanding, which include $114.0 million with customers and $114.0 million with bank counterparties at December 31, 2021; and 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered CDs totaling $871.5 million and $996.5 million at December 31, 2022 and December 31, 2021, respectively.

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

At December 31, 2022 and 2021, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

At December 31, 2022 and 2021, derivatives with a combined notional amount of $221.2 million and $228.0 million, respectively, were not designated as hedges. At December 31, 2022 and 2021, derivatives with a combined notional amount of $273.6 million and $299.6 million were designated as fair value hedges. At December 31, 2022 and 2021, derivatives with a combined notional amount of $871.5 million and $996.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative is reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the year ended December 31, 2022, $4.3 million was reclassified from accumulated other comprehensive income (loss) to interest expense. The estimated amount to be reclassified in next 12 months out of accumulated other comprehensive income (loss) into earnings is $9.0 million.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	December 31, 2022		December 31, 2021
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

	(In thousands)
Interest rate swaps (cash flow hedge)	$700,750	$31,716	$355,000	$7,328
Interest rate swaps (fair value hedge)	273,607	24,673	—	—
Interest rate swaps (non-hedge)	110,598	18,197	113,988	3,355

Interest rate swaps (cash flow hedge)	170,750	(210)	641,500	(9,387)
Interest rate swaps (fair value hedge)	—	—	299,555	(12,329)
Interest rate swaps (non-hedge)	110,598	(18,197)	113,988	(3,355)
Total derivatives	$1,366,303	$56,179	$1,524,031	$(14,388)

(1)	Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated	Carrying Amount of the		Included in the Carrying Amount of
Statement of Financial Condition in	Hedged Assets		the Hedged Assets
Which the Hedged Item is Included	At December 31,		At December 31,
(In thousands)	2022	2021	2022	2021
Loans:
Multi-family residential	$82,613	$113,730	$(10,480)	$7,608
Commercial real estate	167,353	192,694	(15,442)	3,477
Commercial business and other	—	6,298	—	122
Total	$249,966	$312,722	$(25,922)	$11,207

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the years ended
		December 31,
(In thousands)	Affected Line Item in the Statements Where Net Income is Presented	2022	2021	2020
Financial Derivatives:
	Other interest expense	$-	$(305)	$(434)
	Net gain (loss) from fair value adjustments	-	978	(2,325)
Interest rate swaps (non-hedge)		-	673	(2,759)

Interest rate swaps (fair value hedge)	Interest and fees on loans	96	(3,481)	(5,226)

	Other interest expense	(2,218)	(10,554)	(6,703)
	Deposit	2,504	(139)	-
Interest rate swaps (cash flow hedge)		286	(10,693)	(6,703)

Net income (loss)		$382	$(13,501)	$(14,688)

The Company’s interest rate swaps are subject to master netting arrangements between the Company and its three designated counterparties. The Company has not made a policy election to offset its derivative positions. The interest rate swaps with borrowers are cross collateralized with the underlying loan and, therefore, there is no posted collateral. Interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position.

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

December 31, 2022
Gross Amounts Not Offset in the
Consolidated Statements of
		Gross Amount Offset in	Net Amount of Assets	Financial Condition
	Gross Amount of	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Recognized Assets	of Condition	Statements of Condition	Instruments	Received	Net Amount

Interest rate swaps	$74,586	$—	$74,586	$—	$72,185	$2,401

Gross Amounts Not Offset in the
Consolidated Statements of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Financial Condition
	Recognized	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Liabilities	of Condition	Statements of Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$18,407	$—	$18,407	$—	$—	$18,407

December 31, 2021
Gross Amounts Not Offset in the
Consolidated Statements of
		Gross Amount Offset in	Net Amount of Assets	Financial Condition
	Gross Amount of	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Recognized Assets	of Condition	Statements of Condition	Instruments	Received	Net Amount

Interest rate swaps	$10,683	$—	$10,683	$—	$—	$10,683

Gross Amounts Not Offset in the
Consolidated Statements of
	Gross Amount of	Gross Amount Offset in	Net Amount of Liabilities	Financial Condition
	Recognized	the Statements	Presented in the	Financial	Cash Collateral
(In thousands)	Liabilities	of Condition	Statements of Condition	Instruments	Pledged	Net Amount

Interest rate swaps	$25,071	$—	$25,071	$—	$21,527	$3,544

Correction of an Error on the Consolidated Statements of Cash Flows

The Company identified an error in its consolidated statements of cash flows as of September 30, 2022 and June 30, 2022 for the change in cash collateral related to certain derivative financial instruments. The Company determined that for the nine months ended September 30, 2022 and six months ended June 30, 2022, the change in cash collateral amount was understated. The Company reviewed the impact of this error on the prior periods and determined that the error was not material to the prior period consolidated financial statements. The impact of the error as corrected decreased net cash used in investing activities by $25.1 million and $16.7 million for the nine months ended September 30, 2022 and six months ended June 30, 2022, respectively, and increased the net increase in cash, cash equivalents and restricted cash by equivalent amounts.

22. New Authoritative Accounting Pronouncements

Accounting Standards Pending Adoption:

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2022, FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (Topic 326), which replaces the recognition and measurement guidance related to TDRs for creditors that have adopted ASC Topic 326 (commonly referred to as “CECL”) with the recognition and measurement guidance contained in Accounting Standards Codification (“ASC”) 310-20, to determine whether a modification results in a new loan or a continuation of an existing loan. This ASU also enhances disclosures about loan modifications for borrowers who are experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU should be applied on a prospective basis; however, institutions have the option to apply a modified retrospective transition method as it relates to the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We do not believe this ASU will have a material impact on our business operations or consolidated financial statements.

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

The condensed financial statements for the Holding Company are presented below:

	December 31,	December 31,
Condensed Statements of Financial Condition	2022	2021

	(Dollars in thousands)
Assets:
Cash and due from banks	$22,723	$16,038
Securities available for sale:
Other securities	1,516	1,695
Investment in Bank	890,828	843,866
Goodwill	2,185	2,185
Other assets	3,681	2,791
Total assets	$920,933	$866,575

Liabilities:
Subordinated debentures	$186,965	$122,885
Junior subordinated debentures, at fair value	50,507	56,472
Other liabilities	6,304	7,590
Total liabilities	243,776	186,947

Stockholders' Equity:
Common stock	341	341
Additional paid-in capital	264,332	263,375
Treasury stock, at average cost (4,611,232 shares and 3,561,270 at December 31, 2022 and 2021, respectively)	(98,535)	(75,293)
Retained earnings	547,507	497,889
Accumulated other comprehensive loss, net of taxes	(36,488)	(6,684)
Total equity	677,157	679,628

Total liabilities and equity	$920,933	$866,575

	For the years ended December 31,
Condensed Statements of Income	2022	2021	2020

	(In thousands)
Dividends from the Bank	$50,000	$5,000	$78,833
Interest income	468	145	466
Interest expense	(7,771)	(6,215)	(5,858)
Net gain (loss) from fair value adjustments	7,207	(13,604)	(85)
Other operating expenses	(1,645)	(1,844)	(3,975)
Income (loss) before taxes and equity in undistributed earnings of subsidiary	48,259	(16,518)	69,381
Income tax benefit	2,684	5,403	2,274
Income (loss) before equity in undistributed earnings of subsidiary	50,943	(11,115)	71,655
Equity (deficit) in undistributed earnings of the Bank	26,002	92,908	(36,981)
Net income	76,945	81,793	34,674
Other comprehensive (loss) income, net of tax	(29,804)	9,582	(6,459)
Comprehensive net income	$47,141	$91,375	$28,215

	For the years ended December 31,
Condensed Statements of Cash Flows	2022	2021	2020

	(In thousands)
Operating activities:
Net income	$76,945	$81,793	$34,674
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity) deficit in undistributed earnings of the Bank	(26,002)	(92,908)	36,981
Deferred income tax provision (benefit)	2,111	(3,939)	(291)
Net gain (loss) from fair value adjustments	(7,207)	13,604	85
Stock-based compensation expense	6,807	6,829	6,450
Net change in operating assets and liabilities	(2,866)	2,927	3,490
Net cash provided by operating activities	49,788	8,306	81,389

Investing activities:
Investment in Bank	(50,000)	(15,000)	—
Cash used in acquisition of Empire	—	—	(54,836)
Cash provided by acquisition of Empire	—	—	15,769
Net cash used in investing activities	(50,000)	(15,000)	(39,067)

Financing activities:
Proceeds from long-term borrowings	63,603	122,843	—
Repayment of long-term borrowings	—	(90,250)	—
Purchase of treasury stock	(29,675)	(11,370)	(3,877)
Cash dividends paid	(27,031)	(26,524)	(24,813)
Net cash provided by (used in) financing activities	6,897	(5,301)	(28,690)

Net increase (decrease) in cash and cash equivalents	6,685	(11,995)	13,632
Cash and cash equivalents, beginning of year	16,038	28,033	14,401
Cash and cash equivalents, end of year	$22,723	$16,038	$28,033

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit losses

As described in Notes 2 and 4 to the Company's consolidated financial statements, the Company had a gross loan portfolio of $6.9 billion and related allowance for credit losses of $40.4 million as of December 31, 2022. The allowance for credit losses consists of quantitative and qualitative components. The Company considers historical loss experience, current economic and business conditions, as well as reasonable and supportable forecasts to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors. These components involve significant estimates and assumptions that require a high degree of management’s judgment.

We identified the significant assumptions used to develop the quantitative component of the allowance, including the reasonable and supportable forecast period, and the reversion to historical loss period; and, the assumptions around the determination of qualitative risk factors as a critical audit matter. Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls relating to determination of reasonable and supportable forecast period, and reversion to historical loss period, as well as assumptions around the determination of qualitative risk factors.
●	Testing the completeness and accuracy of the input data used in determining the qualitative risk factors and evaluating the sources of data used, considering contradictory evidence, in developing the quantitative component.
●	Assessing the reasonableness of the qualitative risk factors using corroborating and contradictory source data to challenge management’s qualitative risk factors.
●	Utilizing personnel with specialized skill and knowledge in valuation to assist with evaluating the appropriateness of economic cycle, the reasonable and supportable forecast period, and the reversion to historical loss period assumptions used to develop the quantitative component.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 14, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 14, 2023 expressed an unqualified opinion thereon.

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

March 14, 2023

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on those criteria issued by COSO.

BDO USA, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in its report.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2023 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)  1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

●	Consolidated Statements of Financial Condition at December 31, 2022 and 2021
●	Consolidated Statements of Income for each of the three years in the period ended December 31, 2022
●	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2022
●	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2022
●	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022
●	Notes to Consolidated Financial Statements
●	Reports of Independent Registered Public Accounting Firm (BDO USA, LLP; New York, New York; PCAOB ID 243)

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

3.1 P

Certificate of Incorporation of Flushing Financial Corporation (Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (Incorporated by reference to Exhibit 4.2 filed with Form S-8 filed May 31, 2002)
3.3	Certificate of Amendment to Incorporation of Flushing Financial Corporation (Incorporated by reference to Exhibit 3.3 filed with Form 10-K for the year ended December 31, 2011)
3.4	Amended and Restated By-Laws of Flushing Financial Corporation (Incorporated by reference to Exhibit 3.6 filed with Form 10-Q for the quarter ended June 30, 2014)
4.1

Indenture, dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 filed with Form 8-K filed November 22, 2021)

4.2

First Supplemental Indenture, dated November 22, 2021, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 filed with Form 8-K filed November 22, 2021)

4.3

Second Supplemental Indenture, dated August 24, 2022, between Flushing Financial Corporation and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 filed with Form 8-K filed August 24, 2022)

4.4	Description of Securities (Incorporated by reference to Exhibit 4.3 filed with Form 10-K for the year ended December 31, 2019)
10.1*	Form of Amended and Restated Employment Agreement between Flushing Bank and Certain Officers (Incorporated by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended June 30, 2013)
10.2*

Form of Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers (Incorporated by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended June 30, 2013)

10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended June 30, 2013)
10.4*	Amended and Restated Employment Agreement between Flushing Bank and John R. Buran (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2013)
10.5*

Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (Incorporated by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended June 30, 2013)

10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (Incorporated by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended June 30, 2013)
10.7*	Employment Agreement between Flushing Financial Corporation and Susan K. Cullen (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2016)
10.8*

Flushing Bank Specified Officer Change in Control Severance Policy (as Amended Effective January 1, 2016) (Incorporated by reference to Exhibit 10.7 filed with Form 10-K for the year ended December 31, 2015)

10.9*

Employee Severance Compensation Plan for Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective as of January 1, 2016) (Incorporated by reference to Exhibit 10.8 filed with Form 10-K for the year ended December 31, 2015)

10.10*	Amended and Restated Outside Director Retirement Plan (Incorporated by reference to Exhibit 10.10(a) filed with Form 10-Q for the quarter ended March 31, 2006)
10.11*	Amended and Restated Flushing Bank Outside Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.6(d) filed with Form 10-Q for the quarter ended September 30, 2000)
10.12*

Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and each Director (Incorporated by reference to Exhibit 10.8(a) filed with Form 10-Q for the quarter ended September 30, 1996)

10.13*

Form of Indemnity Agreement among Flushing Bank, Flushing Financial Corporation, and Certain Officers (Incorporated by reference to Exhibit 10.8(b) filed with Form 10-Q for the quarter ended September 30, 1996)

10.14* P	Guarantee by Flushing Financial Corporation (Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488)
10.15*	Form of Outside Director Restricted Stock Unit Award Letter (Incorporated by reference to Exhibit 10.21 filed with Form 10-K for the year ended December 31, 2015)
10.16*	Form of Employee Restricted Stock Unit Grant Letter Agreement (Incorporated by reference to Exhibit 10.24 filed with Form 10-K for the year ended December 31, 2015)
10.17*	Annual Incentive Plan for Executives and Senior Officers (filed herewith)
10.18	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2014)
10.19*

Flushing Financial Corporation 2014 Omnibus Incentive Plan (Incorporating amendments through May 18, 2021) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2021)

10.20*	Form of Employee Performance Restricted Stock Unit Award Letter (pre-2023) (Incorporated by reference to Exhibit 10.27 filed with Form 10-K for the year ended December 31, 2018)
10.21*	Form of Director Restricted Stock Unit Award Letter With One Year Vesting (Incorporated by reference to Exhibit 10.28 filed with Form 10-K for the year ended December 31, 2018)
10.22*	Flushing Bank Supplemental Savings Incentive Plan, Amended and Restated as of November 1, 2018 (Incorporated by reference to Exhibit 10.29 filed with Form 10-K for the year ended December 31, 2018)
10.23*	Employment Agreement between Flushing Financial Corporation and Thomas M. Buonaiuto (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed October 28, 2019)
10.24*	Consulting Agreement between Flushing Bank and Douglas C. Manditch (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed October 28, 2019)
10.25*	Form of Employee Additional Performance Restricted Stock Unit Award Letter (filed herewith)
10.26*	Form of Employee Performance Restricted Stock Unit Award Letter (filed herewith)
10.27*	Form of Employee Additional Restricted Stock Unit Award Letter (filed herewith)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Indicates compensatory plan or arrangement.
†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Flushing Financial hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

P     Indicates a filing submitted in paper.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 14, 2023.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 14, 2023
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	March 14, 2023
Alfred A. DelliBovi

/S/SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	March 14, 2023
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	March 14, 2023
James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 14, 2023
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 14, 2023
Louis C. Grassi

/S/SAM S. HAN	Director	March 14, 2023
Sam S. Han

/S/JOHN J. MCCABE	Director	March 14, 2023
John J. McCabe

/S/DONNA M. O’BRIEN	Director	March 14, 2023
Donna M. O’Brien

/S/MICHAEL A. AZARIAN	Director	March 14, 2023
Michael A. Azarian

/S/CAREN C. YOH	Director	March 14, 2023
Caren C. Yoh
/S/DOUGLAS C. MANDITCH	Director	March 14, 2023
Douglas C. Manditch