Form 10-Q
period 2023-03-31
FLUSHING FINANCIAL CORP
filed 2023-05-10
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2023 was 29,488,818.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	March 31,	December 31,
	2023	2022

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$176,747	$151,754
Securities held-to-maturity, net of allowance of $1,087 and $1,100, respectively, (assets pledged of $4,647 and $4,550, respectively; fair value of $67,869 and $62,550, respectively)	73,523	73,711
Securities available for sale, at fair value: (assets pledged of $193,558 and $172,235, respectively; $13,192 and $13,023 at fair value pursuant to the fair value option, respectively)	811,928	735,357
Loans, net of fees and costs	6,904,176	6,934,769
Less: Allowance for credit losses	(38,729)	(40,442)
Net loans	6,865,447	6,894,327
Interest and dividends receivable	46,836	45,048
Bank premises and equipment, net	21,567	21,750
Federal Home Loan Bank of New York stock, at cost	38,779	45,842
Bank owned life insurance	214,240	213,131
Goodwill	17,636	17,636
Core deposit intangibles	1,891	2,017
Right of use asset	42,268	43,289
Other assets	168,259	179,084
Total assets	$8,479,121	$8,422,946

Liabilities
Due to depositors:
Non-interest bearing	$872,254	$921,238
Interest-bearing	5,783,263	5,515,945
Total Due to depositors	6,655,517	6,437,183
Mortgagors' escrow deposits	78,573	48,159
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	652,262	815,501
Subordinated debentures	187,130	186,965
Junior subordinated debentures, at fair value	48,117	50,507
Total borrowed funds	887,509	1,052,973
Operating lease liability	45,353	46,125
Other liabilities	138,710	161,349
Total liabilities	7,805,662	7,745,789

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 29,488,456 shares and 29,476,391 shares outstanding, respectively)	341	341
Additional paid-in capital	262,876	264,332
Treasury stock, at average cost (4,599,167 shares and 4,611,232 shares, respectively)	(97,760)	(98,535)
Retained earnings	545,786	547,507
Accumulated other comprehensive loss, net of taxes	(37,784)	(36,488)
Total stockholders' equity	673,459	677,157

Total liabilities and stockholders' equity	$8,479,121	$8,422,946

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	March 31,
	2023	2022

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$82,889	$67,516
Interest and dividends on securities:
Interest	7,240	3,745
Dividends	29	8
Other interest income	1,959	51
Total interest and dividend income	92,117	71,320
Interest expense
Deposits	39,056	3,408
Other interest expense	7,799	4,433
Total interest expense	46,855	7,841
Net interest income	45,262	63,479
Provision for credit losses	7,508	1,358
Net interest income after provision for credit losses	37,754	62,121
Non-interest income
Banking services fee income	1,411	1,374
Net gain on sale of loans	54	—
Net gain (loss) from fair value adjustments	2,619	(1,809)
Federal Home Loan Bank of New York stock dividends	697	397
Bank owned life insurance	1,109	1,114
Other income	1,018	237
Total non-interest income	6,908	1,313
Non-interest expense
Salaries and employee benefits	20,887	23,649
Occupancy and equipment	3,793	3,604
Professional services	2,483	2,222
FDIC deposit insurance	977	420
Data processing	1,435	1,424
Depreciation and amortization of bank premises and equipment	1,510	1,460
Other real estate owned / foreclosure expense	165	84
Other operating expenses	6,453	5,931
Total non-interest expense	37,703	38,794
Income before income taxes	6,959	24,640
Provision for income taxes
Federal	1,367	4,650
State and local	434	1,771
Total provision for income taxes	1,801	6,421
Net income	$5,158	$18,219

Basic earnings per common share	$0.17	$0.58
Diluted earnings per common share	$0.17	$0.58
Dividends per common share	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2023	2022

	(In thousands)
Net income	$5,158	$18,219
Other comprehensive loss, net of tax:
Amortization of actuarial gains, net of taxes of $31 and $2, respectively.	(69)	(4)
Amortization of prior service credits, net of taxes of $2 for the three months ended March 31, 2022.	—	(5)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($1,883), and $10,892, respectively.	3,987	(23,427)
Net unrealized (loss) gain on cash flow hedges, net of taxes of $2,345, and ($6,857), respectively.	(5,140)	14,751
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $33, and $63, respectively.	(74)	(135)
Total other comprehensive loss, net of tax	(1,296)	(8,820)
Comprehensive net income	$3,862	$9,399

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023	2022

	(In thousands)
Operating Activities
Net income	$5,158	$18,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	7,508	1,358
Depreciation and amortization of premises and equipment	1,510	1,460
Net gain on sales of loans	(54)	—
Net amortization (accretion) of premiums and discounts	1,234	(492)
Deferred income tax provision	1,136	—
Net (gain) loss from fair value adjustments	(2,619)	1,809
Net (gain) loss from fair value adjustments of qualifying hedges	(100)	129
Income from bank owned life insurance	(1,109)	(1,114)
Stock-based compensation expense	3,808	4,194
Deferred compensation	(1,707)	(2,545)
Amortization of core deposit intangibles	126	142
(Increase) decrease in other assets	(8,420)	3,570
(Decrease) increase in other liabilities	(16,889)	13,847
Net cash (used in) provided by operating activities	(10,418)	40,577
Investing Activities
Purchases of premises and equipment	(1,327)	(874)
Purchases of Federal Home Loan Bank - NY shares	(55,017)	(388)
Redemptions of Federal Home Loan Bank - NY shares	62,080	2,434
Purchases of securities held-to-maturity	—	(16,476)
Proceeds from prepayments of securities held-to-maturity	200	—
Purchases of securities available for sale	(93,068)	(130,312)
Proceeds from maturities and prepayments of securities available for sale	21,087	32,177
Change in cash collateral	(6,180)	—
Net repayments of loans	75,496	72,080
Purchases of loans	(44,466)	(54,309)
Proceeds from sale of loans	2,575	—
Net cash used in investing activities	(38,620)	(95,668)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the three months ended March 31,
	2023	2022

	(In thousands)
Financing Activities
Net (decrease) increase in noninterest-bearing deposits	$(48,984)	$73,406
Net increase in interest-bearing deposits	267,208	16,482
Net increase in mortgagors' escrow deposits	30,414	27,582
Net (repayments) proceeds from short-term borrowed funds	(235,000)	110,000
Proceeds (repayments) from long-term borrowing	71,761	(50,000)
Purchase of treasury shares and repurchase of shares to satisfy tax obligations	(4,709)	(10,845)
Cash dividends paid	(6,659)	(6,850)
Net cash provided by financing activities	74,031	159,775
Net increase in cash and cash equivalents, and restricted cash	24,993	104,684
Cash, cash equivalents, and restricted cash, beginning of period	151,754	81,723
Cash, cash equivalents, and restricted cash, end of period	$176,747	$186,407
Supplemental Cash Flow Disclosure
Interest paid	$48,889	$6,846
Income taxes paid	1,993	214
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	1,948	384

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2022	29,476,391	$677,157	$341	$264,332	$(98,535)	$547,507	$(36,488)

Net income	—	5,158	—	—	—	5,158	—
Vesting of restricted stock unit awards	256,798	—	—	(5,264)	5,484	(220)	—
Purchase of treasury shares	(159,516)	(3,053)	—	—	(3,053)	—	—
Stock-based compensation expense	—	3,808	—	3,808	—	—	—
Repurchase of shares to satisfy tax obligation	(85,217)	(1,656)	—	—	(1,656)	—	—
Dividends on common stock ($0.22 per share)	—	(6,659)	—	—	—	(6,659)	—
Other comprehensive loss	—	(1,296)	—	—	—	—	(1,296)
Balance at March 31, 2023	29,488,456	$673,459	$341	$262,876	$(97,760)	$545,786	$(37,784)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2021	30,526,353	$679,628	$341	$263,375	$(75,293)	$497,889	$(6,684)

Net income	—	18,219	—	—	—	18,219	—
Award of common shares released from Employee Benefit Trust	—	287	—	287	—	—	—
Vesting of restricted stock unit awards	297,626	—	—	(6,019)	6,304	(285)	—
Purchase of treasury shares	(360,000)	(8,469)	—	—	(8,469)	—	—
Stock-based compensation expense	—	4,194	—	4,194	—	—	—
Repurchase of shares to satisfy tax obligation	(97,435)	(2,376)	—	—	(2,376)	—	—
Dividends on common stock ($0.22 per share)	—	(6,850)	—	—	—	(6,850)	—
Other comprehensive loss	—	(8,820)	—	—	—	—	(8,820)
Balance at March 31, 2022	30,366,544	$675,813	$341	$261,837	$(79,834)	$508,973	$(15,504)

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

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Holding Company and its direct and indirect wholly owned subsidiaries, including the Bank, Flushing Service Corporation and FSB Properties Inc., which are collectively herein referred to as “we,” “us,” “our” and the “Company.”

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. Such reclassifications had no effect on the prior period net income or shareholders’ equity and were insignificant amounts.

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, and the fair value of financial instruments. Management performed a qualitative review of goodwill at March 31, 2023, concluding no impairment was indicated.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
	2023	2022

	(In thousands, except per share data)
Net income, as reported	$5,158	$18,219
Divided by:
Weighted average common shares outstanding	30,265	31,524
Weighted average common stock equivalents (1)	—	—
Total weighted average common shares outstanding and common stock equivalents	30,265	31,524
Basic earnings per common share	$0.17	$0.58
Diluted earnings per common share	$0.17	$0.58
Dividend Payout ratio	129.4%	37.9%
(1)	For the three months ended March 31, 2023, and 2022, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity on March 31, 2023:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,740	$60,732	$—	$6,008
Total municipals	66,740	60,732	—	6,008

FNMA	7,870	7,137	—	733
Total mortgage-backed securities	7,870	7,137	—	733

Allowance for credit losses	(1,087)	—	—	—
Total	$73,523	$67,869	$—	$6,741

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity on December 31, 2022:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,936	$55,561	$—	$11,375
Total municipals	66,936	55,561	—	11,375

FNMA	7,875	6,989	—	886
Total mortgage-backed securities	7,875	6,989	—	886

Allowance for credit losses	(1,100)	—	—	—
Total	$73,711	$62,550	$—	$12,261

The following table summarizes the Company’s portfolio of securities available for sale on March 31, 2023:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$83,691	$81,802	$171	$2,060
Corporate	173,052	156,581	—	16,471
Mutual funds	11,460	11,460	—	—
Collateralized loan obligations	184,773	180,530	—	4,243
Other	1,445	1,445	—	—
Total other securities	454,421	431,818	171	22,774
REMIC and CMO	172,001	146,318	—	25,683
GNMA	9,067	7,304	3	1,766
FNMA	168,689	146,633	1	22,057
FHLMC	94,641	79,855	—	14,786
Total mortgage-backed securities	444,398	380,110	4	64,292
Total securities available for sale	$898,819	$811,928	$175	$87,066

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale on December 31, 2022:

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

The corporate securities held by the Company at March 31, 2023 and December 31, 2022, are issued by U.S. banking institutions. The CMOs held by the Company at March 31, 2023 and December 31, 2022, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$66,740	$60,732
Total other securities	66,740	60,732
Mortgage-backed securities	7,870	7,137
	74,610	67,869

Allowance for credit losses	(1,087)	-
Total securities held-to-maturity	$73,523	$67,869

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$59,843	$58,258
Due after one year through five years	74,798	69,629
Due after five years through ten years	236,428	221,597
Due after ten years	71,892	70,874
Total other securities	442,961	420,358
Mutual funds	11,460	11,460
Mortgage-backed securities	444,398	380,110
Total securities available for sale	$898,819	$811,928

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2023
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$60,732	$6,008	$—	$—	$60,732	$6,008
Total other securities	3	60,732	6,008	—	—	60,732	6,008

FNMA	1	7,137	$733	—	—	7,137	733
Total mortgage-backed securities	1	7,137	733	—	—	7,137	733

Total	4	$67,869	$6,741	$—	$—	$67,869	$6,741

Available for sale securities
U.S. Government Agencies & Treasury	8	$73,930	$2,060	$5,506	$20	$68,424	$2,040
Corporate	26	156,581	16,471	58,591	4,529	97,990	11,942
CLO	25	180,531	4,243	64,192	893	116,339	3,350
Total other securities	59	411,042	22,774	128,289	5,442	282,753	17,332

REMIC and CMO	47	146,030	25,683	3,315	101	142,715	25,582
GNMA	7	7,106	1,766	41	—	7,065	1,766
FNMA	45	146,490	22,057	7,598	312	138,892	21,745
FHLMC	18	79,855	14,786	10,875	621	68,980	14,165
Total mortgage-backed securities	117	379,481	64,292	21,829	1,034	357,652	63,258
Total	176	$790,523	$87,066	$150,118	$6,476	$640,405	$80,590

	At December 31, 2022
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$55,561	$11,375	$55,561	$11,375	$—	$—
Total other securities	3	55,561	11,375	55,561	11,375	—	—

FNMA	1	6,989	886	6,989	886	—	—
Total mortgage-backed securities	1	6,989	886	6,989	886	—	—

Total	4	$62,550	$12,261	$62,550	$12,261	$—	$—

Available for sale securities
U.S. government agencies	7	$77,856	$2,619	$77,059	$2,517	$797	$102
Corporate	20	131,766	14,664	45,447	3,553	86,319	11,111
CLO	19	125,478	4,206	95,518	2,916	29,960	1,290
Total other securities	46	335,100	21,489	218,024	8,986	117,076	12,503

REMIC and CMO	47	148,120	27,298	40,911	3,457	107,209	23,841
GNMA	8	7,133	1,879	64	—	7,069	1,879
FNMA	47	148,229	24,425	38,296	3,871	109,933	20,554
FHLMC	18	80,287	16,438	24,838	2,397	55,449	14,041
Total mortgage-backed securities	120	383,769	70,040	104,109	9,725	279,660	60,315
Total	166	$718,869	$91,529	$322,133	$18,711	$396,736	$72,818

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company reviewed each available for sale security that had an unrealized loss at March 31, 2023, and December 31, 2022. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company identifies any decline in the fair value due to credit loss factors and evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

In determining the risk of loss for available for sale securities, the Company considered that mortgage-backed securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government, and that issuers of the collateralized loan obligations (“CLO”) and the issuer of Corporate securities are global systematically important banks. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. Based on this review, management believes that the unrealized losses have resulted from other factors not deemed credit-related and no allowance for credit loss was recorded.

The Company reviewed each held-to-maturity security at March 31, 2023, and December 31, 2022 as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $1.1 million at each of March 31, 2023 and December 31, 2022.

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million each at March 31, 2023 and December 31, 2022 and accrued interest receivable on available for sale debt securities totaled $4.6 million and $3.7 million at March 31, 2023 and December 31, 2022, respectively.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	For the three months ended March 31,
	2023	2022
	(In thousands)
Beginning balance	$1,100	$862
(Benefit) provision	(13)	124
Allowance for credit losses	$1,087	$986

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three months ended March 31, 2023 and 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.     Loans

The following represents the composition of loans as of the dates indicated:

	March 31,	December 31,
	2023	2022

	(In thousands)
Multi-family residential	$2,601,174	$2,601,384
Commercial real estate	1,904,293	1,913,040
One-to-four family ― mixed-use property	549,207	554,314
One-to-four family ― residential	238,417	241,246
Construction	60,486	70,951
Small Business Administration (1)	22,860	23,275
Commercial business and other	1,518,756	1,521,548
Gross loans	6,895,193	6,925,758
Net unamortized premiums and unearned loan fees	8,983	9,011
Total loans, net of fees and costs	$6,904,176	$6,934,769
(1)	Includes $4.8 million, and $5.2 million of SBA Payment Protection Program (“SBA PPP”) loans on March 31, 2023 and December 31, 2022, respectively.

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $35.1 million and $34.5 million at March 31, 2023, and December 31, 2022, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded a provision for credit losses on loans totaling $7.5 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. The provision recorded during the three months ended March 31, 2023, was driven by a loan charge-off and increased reserves on two loans that were previously identified with one business credit relationship. During the three months ended March 31, 2023, the Company made no changes to either the reasonable and supportable forecast period or the reversion period. The ACL - loans totaled $38.7 million on March 31, 2023 compared to $40.4 million on December 31, 2022. On March 31, 2023, the ACL - loans represented 0.56% of gross loans and 182.9% of non-performing loans. On December 31, 2022, the ACL - loans represented 0.58% of gross loans and 124.9% of non-performing loans.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. During the three months ended March 31, 2023, there were no loans modified to borrowers experiencing financial difficulties. On March 31, 2023, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty.

On January 1, 2023, the Company adopted ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” without material impact on the business operations or consolidated financial statements. See Note 14 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

The following table shows loans modified as Troubled Debt Restructured (“TDR”) during the period indicated:

	For the three months ended,
	March 31, 2022
(Dollars in thousands)	Number		Modification description
Small Business Administration	1	$271	Loan amortization extension.
Commercial business and other	2	2,768	One loan received a below market interest rate and one loan had an amortization extension.
Total	3	$3,039

The recorded investment of the loans modified and classified as TDR, presented in the table above, was unchanged as there was no principal forgiven in these modifications.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the periods indicated:

	December 31, 2022
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Multi-family residential	6	$1,673
Commercial real estate	1	7,572
One-to-four family - mixed-use property	4	1,222
One-to-four family - residential	1	253
Small Business Administration	1	242
Commercial business and other	3	855
Total performing	16	$11,817

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the three months ended March 31, 2023
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,547	$3,975	$3,975	$2	$—
Commercial real estate	254	—	—	—	—
One-to-four family - mixed-use property	1,045	797	797	—	—
One-to-four family - residential	3,953	4,396	4,396	—	—
Small Business Administration	950	949	949	—	—
Commercial business and other	20,193	10,838	3,283	2	—
Total	$29,942	$20,955	$13,400	$4	$—

	At or for the year ended December 31, 2022
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,652	$3,547	$3,547	$—	$—
Commercial real estate	640	254	254	—	—
One-to-four family - mixed-use property (1)	1,582	1,045	1,045	—	—
One-to-four family - residential	7,483	3,953	3,953	—	—
Small Business Administration	952	950	950	—	—
Construction	—	—	—	—	2,600
Commercial business and other (1)	1,945	20,193	3,291	171	—
Total	$15,254	$29,942	$13,040	$171	$2,600

(1)	Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million at December 31, 2022. Commercial business and other contains a non-accrual performing TDR totaling less than $0.1 million at December 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the year ended
	March 31
	2023	2022
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$506	$371	(1)
Less: Interest income included in the results of operations	4	155	(2)
Total foregone interest	$502	$216
(1)	For the three months ended March 31, 2022, $192 thousand is related to loans classified as TDR.
(2)	For the three months ended March 31, 2022, $151 thousand is related to loans classified as TDR.

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	March 31, 2023
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$3,464	$—	$3,975	$7,439	$2,596,735	$2,604,174
Commercial real estate	—	179	—	179	1,905,528	1,905,707
One-to-four family - mixed-use property	2,562	381	797	3,740	548,231	551,971
One-to-four family - residential	2,382	68	4,396	6,846	232,739	239,585
Construction	—	—	—	—	60,373	60,373
Small Business Administration	142	1,679	949	2,770	19,990	22,760
Commercial business and other	33	20	7,829	7,882	1,511,724	1,519,606
Total	$8,583	$2,327	$17,946	$28,856	$6,875,320	$6,904,176

	December 31, 2022
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
Multi-family residential	$1,475	$1,787	$3,547	$6,809	$2,598,363	$2,605,172
Commercial real estate	2,561	—	254	2,815	1,912,083	1,914,898
One-to-four family - mixed-use property	3,721	—	797	4,518	552,777	557,295
One-to-four family - residential	2,734	—	3,953	6,687	235,793	242,480
Construction	—	—	2,600	2,600	68,224	70,824
Small Business Administration	329	—	950	1,279	21,914	23,193
Commercial business and other	7,636	16	10,324	17,976	1,502,931	1,520,907
Total	$18,456	$1,803	$22,425	$42,684	$6,892,085	$6,934,769

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three-month periods indicated:

	March 31, 2023
			One-to-four
			family -	One-to-four			Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	other	Total
Beginning balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$17,471	$40,442
Charge-offs	—	—	—	(6)	—	(6)	(9,286)	(9,298)
Recoveries	1	—	—	42	—	12	9	64
Provision (benefit)	(512)	(513)	(165)	(210)	(109)	(35)	9,065	7,521
Ending balance	$9,041	$7,671	$1,710	$727	$152	$2,169	$17,259	$38,729

	March 31, 2022
			One-to-four
			family -	One-to-four			Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	other	Total
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$17,858	$37,135
Charge-offs	—	—	—	—	—	(1,028)	(8)	(1,036)
Recoveries	—	—	—	2	—	13	74	101
Provision (benefit)	376	558	109	(20)	82	1,643	(1,503)	1,233
Ending balance	$8,561	$7,716	$1,864	$766	$268	$1,837	$16,421	$37,433

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans.” If a loan does not fall within one of the previously mentioned categories and management believes weakness is evident then we designate the loan as “Watch;” all other loans would be considered “Pass.” Loans that are non-accrual are designated as Substandard, Doubtful or Loss. These loan designations are updated quarterly. We designate a loan as Substandard when a well-defined weakness is identified that may jeopardize the orderly liquidation of the debt. We designate a loan as Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment. The Company does not hold any loans designated as Loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at March 31, 2023:

	For the year ended
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2023	2022	2021	2020	2019	Prior	Basis	term loans	Total
Multi-family
Pass	$48,865	$480,178	$285,357	$222,748	$310,618	$1,215,855	$4,601	$—	$2,568,222
Watch	—	902	—	2,346	—	26,616	—	—	29,864
Special Mention	—	—	—	—	—	1,326	—	—	1,326
Substandard	—	—	—	—	—	4,762	—	—	4,762
Total Multi-family	$48,865	$481,080	$285,357	$225,094	$310,618	$1,248,559	$4,601	$—	$2,604,174
Commercial Real Estate
Pass	$18,305	$327,129	$181,002	$151,568	$223,378	$969,174	$—	$—	$1,870,556
Watch	—	1,965	1,525	—	9,570	21,899	—	—	34,959
Special Mention	—	—	—	—	—	183	—	—	183
Substandard	—	—	—	—	—	9	—	—	9
Total Commercial Real Estate	$18,305	$329,094	$182,527	$151,568	$232,948	$991,265	$—	$—	$1,905,707
1-4 Family Mixed-Use
Pass	$5,519	$44,641	$42,764	$32,360	$63,079	$353,651	$—	$—	$542,014
Watch	—	—	—	878	727	6,541	—	—	8,146
Special Mention	—	—	—	—	—	840	—	—	840
Substandard	—	—	—	—	—	971	—	—	971
Total 1-4 Family Mixed-Use	$5,519	$44,641	$42,764	$33,238	$63,806	$362,003	$—	$—	$551,971
1-4 Family Residential
Pass	$4,146	$23,573	$8,640	$18,034	$41,567	$114,894	$7,905	$11,827	$230,586
Watch	—	515	282	—	736	1,374	63	1,228	4,198
Substandard	—	—	—	—	—	4,358	—	443	4,801
Total 1-4 Family Residential	$4,146	$24,088	$8,922	$18,034	$42,303	$120,626	$7,968	$13,498	$239,585
Gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6
Construction
Pass	$3,089	$1,899	$17,660	$—	$—	—	$35,125	$—	$57,773
Substandard	—	—	—	—	—	2,600	—	—	2,600
Total Construction	$3,089	$1,899	$17,660	$—	$—	$2,600	$35,125	$—	$60,373
Small Business Administration
Pass	$—	$3,335	$3,348	$3,977	$666	$2,736	$—	$—	$14,062
Watch	—	—	593	—	50	5,162	—	—	5,805
Special Mention	—	—	1,679	—	—	37	—	—	1,716
Substandard	—	—	—	—	—	1,177	—	—	1,177
Total Small Business Administration	$—	$3,335	$5,620	$3,977	$716	$9,112	$—	$—	$22,760
Gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6
Commercial Business
Pass	$28,793	$160,797	$81,582	$39,877	$39,603	$71,738	$273,682	$—	$696,072
Watch	—	415	8,583	—	16,492	31,837	1,209	—	58,536
Special Mention	—	—	—	4,759	33	3,943	—	—	8,735
Substandard	—	2,373	2,444	—	47	1,762	3,079	—	9,705
Doubtful	—	—	—	—	—	—	4,702	—	4,702
Total Commercial Business	$28,793	$163,585	$92,609	$44,636	$56,175	$109,280	$282,672	$—	$777,750
Gross charge-offs	$—	$—	$—	$—	$—	$—	$9,267	$—	$9,267
Commercial Business - Secured by RE
Pass	$13,955	$181,634	$138,718	$108,771	$41,827	$153,310	$—	$—	$638,215
Watch	—	—	—	—	26,220	59,250	—	—	85,470
Special Mention	—	—	—	—	15,198	—	—	—	15,198
Substandard	—	2,853	—	—	—	—	—	—	2,853
Total Commercial Business - Secured by RE	$13,955	$184,487	$138,718	$108,771	$83,245	$212,560	$—	$—	$741,736
Other
Pass	$—	$—	$—	$—	$—	$50	$70	$—	$120
Total Other	$—	$—	$—	$—	$—	$50	$70	$—	$120
Gross charge-offs	$—	$—	$—	$—	$—	$19	$—	$—	$19
Total by Loan Type
Total Pass	$122,672	$1,223,186	$759,071	$577,335	$720,738	$2,881,408	$321,383	$11,827	$6,617,620

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Total Watch	—	3,797	10,983	3,224	53,795	152,679	1,272	1,228	226,978
Total Special Mention	—	—	1,679	4,759	15,231	6,329	—	—	27,998
Total Substandard	—	5,226	2,444	—	47	15,639	3,079	443	26,878
Total Doubtful	—	—	—	—	—	—	4,702	—	4,702
Total Loans	$122,672	$1,232,209	$774,177	$585,318	$789,811	$3,056,055	$330,436	$13,498	$6,904,176
Total Gross charge-offs	$—	$—	$—	$—	$—	$31	$9,267	$—	$9,298

Included within net loans were $5.2 million each at March 31, 2023 and December 31, 2022, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	March 31, 2023		December 31, 2022
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$3,975	$—	$3,547	$—
Commercial real estate	—	—	254	—
One-to-four family - mixed-use property	797	—	1,045	—
One-to-four family - residential	4,396	—	3,953	—
Small Business Administration	—	949	—	950
Commercial business and other	2,853	7,985	2,853	17,340
Total	$12,021	$8,934	$11,652	$18,290

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $427.0 million and $438.5 million on March 31, 2023, and December 31, 2022, respectively.

The following table presents the activity in the allowance for off balance sheet credit losses for the three months ended March 31, 2023, and 2022.

	For the three months ended
	March 31,
	2023	2022

	(In thousands)
Balance at beginning of period	$970	$1,209
(Benefit) provision	(85)	380

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Allowance for Off-Balance Sheet - Credit losses (1)	$885	$1,589
(1)	Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2023 and December 31, 2022, the Bank did not have any loans held for sale. There were no loans sold during the three months ended March 31, 2022.

The following table shows loans sold during the periods indicated:

	For the three months ended March 31, 2023
	Loans sold	Proceeds	Net charge-offs	Net gain

Delinquent and non-performing loans	(Dollars in thousands)
Multi-family residential	5	$1,548	$—	$54
Commercial	2	840	—	—
One-to-four family - mixed-use property	1	187	—	—
Total	8	$2,575	$—	$54

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 31 operating leases for branches (including headquarters) and office spaces, 10 operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from three months to approximately 13 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of the lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has three agreements in 2023 and two agreements in 2022 that qualified as short-term leases.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Operating lease ROU asset	$42,268	$43,289

Operating lease liability	$45,353	$46,125

Weighted-average remaining lease term-operating leases	6.6 years	6.6 years
Weighted average discount rate-operating leases	3.1%	2.9%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended,
(Dollars in thousands)	Line Item Presented	March 31, 2023	March 31, 2022
Lease Cost
Operating lease cost	Occupancy and equipment	$2,299	$2,097
Operating lease cost	Other operating expenses	23	24
Short-term lease cost	Professional services and occupancy and equipment	56	61
Variable lease cost	Occupancy and equipment	281	200
Total lease cost		$2,659	$2,382

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$2,394	$2,426
Right-of-use assets obtained in exchange for new operating lease liabilities		$846	$47

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of March 31, 2023:

Minimum Rental
(In thousands)
Years ended December 31:
2023	$7,636
2024	9,379
2025	8,705
2026	7,806
2027	3,711
Thereafter	12,814
Total minimum payments required	50,051
Less: implied interest	4,698
Total lease obligations	$45,353

8.     Stock-Based Compensation

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of March 31, 2023, PRSUs granted in 2023 and 2022 are being accrued at target and PRSUs granted in 2021 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

On May 18, 2021, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 743,981 shares were available for future issuance under the 2014 Omnibus Plan at March 31, 2023.

For the three months ended March 31, 2023 and 2022, the Company’s net income, as reported, included $3.1 million and $3.9 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.8 million and $1.0 million of income tax benefit respectively, related to the stock-based compensation plans.

During the three months ended March 31, 2023 and 2022, the Company granted 235,850 and 212,811 RSU awards and 79,050 and 63,250 PRSU awards, respectively.

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

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the three months ended March 31, 2023:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2022	275,588	$22.30	68,800	$20.90
Granted	235,850	19.84	79,050	19.99
Vested	(201,324)	21.20	(53,430)	19.94
Forfeited	(2,840)	22.14	—	—
Non-vested at December 31, 2022	307,274	$21.13	94,420	$20.68
Vested but unissued at March 31, 2023	239,155	$20.78	142,065	$20.80

As of March 31, 2023, there was $6.7 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of awards vested for the three months ended March 31, 2023 and 2022, was $5.0 million, and $6.6 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2023:

Phantom Stock Plan	Shares	Fair Value
Outstanding at December 31, 2022	158,410	$19.38
Granted	15,510	19.04
Distributions	(765)	19.35
Outstanding at March 31, 2023	173,155	$14.89
Vested at March 31, 2023	173,021	$14.89

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.7 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The total fair value of the distributions from the Phantom Stock Plan was $15,000 and $16,000 for each of the three months ended March 31, 2023 and 2022, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2023	2022
Employee Pension Plan:
Interest cost	$203	$138
Amortization of unrecognized loss	—	1
Expected return on plan assets	(277)	(257)
Net employee pension benefit	$(74)	$(118)

Outside Director Pension Plan:
Service cost	$2	$3
Interest cost	15	11
Amortization of unrecognized gain	(40)	(7)
Net outside director pension expense	$(23)	$7

Other Postretirement Benefit Plans:
Service cost	$40	$67
Interest cost	95	70
Amortization of unrecognized gain	(60)	—
Amortization of past service credit	—	(7)
Net other postretirement expense	$75	$130

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2022 that it expects to contribute $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and $0.3 million to the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2023. The Company does not expect to make a contribution to the Employee Pension Plan. As of March 31, 2023, the Company had contributed $32,000 to the Outside Director Pension Plan and $15,000 to the Other Postretirement Benefit Plans. As of March 31, 2023, the Company has not revised its expected contributions for the year ending December 31, 2023.

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2023, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.2 million and $48.1 million, respectively. At December 31, 2022, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.0 million and $50.5 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three months ended March 31, 2023 and 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	For the three months ended March 31,
Description	2023	2022	2023	2022
(In thousands)
Mortgage-backed securities	$288	$295	$1	$(4)
Other securities	12,904	12,728	109	(536)
Borrowed funds	48,117	50,507	2,509	(1,269)
Net gain (loss) from fair value adjustments			$2,619	$(1,809)

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2023 and December 31, 2022. The fair value of borrowed funds includes accrued interest payable of $0.4 million at both March 31, 2023 and December 31, 2022.

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

Level 1 – when quoted market prices are available in an active market. At March 31, 2023 and December 31, 2022, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2023 and December 31, 2022, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2023 and December 31, 2022, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at March 31, 2023 and December 31, 2022:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2023	2022	2023	2022	2023	2022	2023	2022

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$380,110	$384,283	$—	$—	$380,110	$384,283
Other securities	11,460	11,211	418,913	338,347	1,445	1,516	431,818	351,074
Interest rate swaps	—	—	65,072	74,586	—	—	65,072	74,586

Total assets	$11,460	$11,211	$864,095	$797,216	$1,445	$1,516	$877,000	$809,943

Liabilities:
Borrowings	$—	$—	$—	$—	$48,117	$50,507	$48,117	$50,507
Interest rate swaps	—	—	18,729	18,407	—	—	18,729	18,407

Total liabilities	$—	$—	$18,729	$18,407	$48,117	$50,507	$66,846	$68,914

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	March 31, 2023		March 31, 2022
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,516	$50,507	$1,695	$56,472
Net (loss) gain from fair value adjustment of financial assets (1)	(71)	—	45	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(2,509)	—	1,269
Increase (decrease) in accrued interest	—	12	—	16
Change in unrealized (gains) losses included in other comprehensive loss	—	107	—	198
Ending balance	$1,445	$48,117	$1,740	$57,955
Changes in unrealized gains held at period end	$—	$2,078	$—	$3,136
(1)	Presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2023
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,445	Discounted cash flows	Spread over 3-month Libor	n/a	4.1%

Liabilities:
Junior subordinated debentures	$48,117	Discounted cash flows	Spread over 3-month Libor	n/a	4.1%

	December 31, 2022
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,516	Discounted cash flows	Spread over 3-month Libor	n/a	3.6%

Liabilities:
Junior subordinated debentures	$50,507	Discounted cash flows	Spread over 3-month Libor	n/a	3.6%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2023 and December 31, 2022, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at March 31, 2023 and December 31, 2022:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2023	2022	2023	2022	2023	2022	2023	2022

	(In thousands)
Assets:
Certain delinquent loans	$—	$—	$—	$—	$8,535	$18,330	$8,535	$18,330

Total assets	$—	$—	$—	$—	$8,535	$18,330	$8,535	$18,330

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$8,474	Sales approach	Adjustment to sales comparison value	-16.9% to 0.0%	-1.5%
			Reduction for planned expedited disposal	7.5% to 15.0%	9.9%

Certain delinquent loans	$61	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

	At December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$18,189	Sales approach	Adjustment to sales comparison value	-20.0% to 0.0%	-1.3%
			Reduction for planned expedited disposal	10.0% to 15.0%	13.6%

Certain delinquent loans	$141	Discounted Cashflow	Discount Rate	4.3%	4.3%
			Probability of Default	35.0%	35.0%

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The methods and assumptions used to estimate fair value at March 31, 2023 and December 31, 2022 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$176,747	$176,747	$176,747	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,870	7,137	—	7,137	—
Other securities	65,653	60,732	—	—	60,732
Securities available for sale
Mortgage-backed securities	380,110	380,110	—	380,110	—
Other securities	431,818	431,818	11,460	418,913	1,445
Loans	6,904,176	6,580,759	—	—	6,580,759
FHLB-NY stock	38,779	38,779	—	38,779	—
Accrued interest receivable	46,836	46,836	—	4,774	42,062
Interest rate swaps	65,072	65,072	—	65,072	—

Liabilities:

Deposits	$6,734,090	$6,702,840	$4,853,830	$1,849,010	$—
Borrowed Funds	887,509	861,879	—	813,762	48,117
Accrued interest payable	7,520	7,520	—	7,520	—
Interest rate swaps	18,729	18,729	—	18,729	—

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$151,754	$151,754	$151,754	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,875	6,989	—	6,989	—
Other securities	65,836	55,561	—	—	55,561
Securities available for sale
Mortgage-backed securities	384,283	384,283	—	384,283	—
Other securities	351,074	351,074	11,211	338,347	1,516
Loans	6,934,769	6,651,795	—	—	6,651,795
FHLB-NY stock	45,842	45,842	—	45,842	—
Accrued interest receivable	45,048	45,048	—	3,819	41,229
Interest rate swaps	74,856	74,856	—	74,856	—

Liabilities:

Deposits	$6,485,342	$6,453,978	$4,959,004	$1,494,974	$—
Borrowed Funds	1,052,973	1,027,370	—	976,863	50,507
Accrued interest payable	10,034	10,034	—	10,034	—
Interest rate swaps	18,407	18,407	—	18,407	—

11.     Derivative Financial Instruments

At March 31, 2023 and December 31, 2022, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans and securities totaling $471.5 million and $273.6 million at March 31, 2023 and December 31, 2022, respectively; 2) to facilitate risk management strategies for our loan customers with $219.5 million of swaps outstanding, which include $109.7 million each with customers and with bank counterparties at March 31, 2023

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

and $221.2 million of swaps outstanding, which include $110.6 million each with customers and bank counterparties at December 31, 2022; 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered deposits totaling $921.5 million at March 31, 2023, and $871.5 at December 31, 2022.

At March 31, 2023 and December 31, 2022, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At March 31, 2023 and December 31, 2022, derivatives with a combined notional amount of $219.5 million and $221.2 million, respectively, were not designated as hedges. At March 31, 2023 and December 31, 2022, derivatives with a combined notional amount of $471.5 million and $273.6 million, respectively, were designated as fair value hedges. At March 31, 2023 and December 31, 2022, derivatives with a combined notional amount of $921.5 million and $871.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the three months ended March 31, 2023 and 2022, $4.3 million in reduced expense and $2.7 million in additional expense, respectively, was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive loss is $15.5 million in reduced expense.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain (loss) from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

March 31, 2023	(In thousands)
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$650,750	$28,653	$270,750	$3,277
Fair value hedges:
Interest rate swaps (loans and securities)	471,520	20,967	-	-
Non hedge:
Interest rate swaps (loans)	109,749	15,452	109,749	15,452
Total	$1,232,019	$65,072	$380,499	$18,729

December 31, 2022
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$700,750	$31,716	$170,750	$210
Fair value hedges:
Interest rate swaps (loans)	273,607	24,673	-	-
Non hedge:
Interest rate swaps (loans)	110,598	18,197	110,598	18,197
Total	$1,084,955	$74,586	$281,348	$18,407
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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated	Carrying Amount of the		Included in the Carrying Amount of
Statement of Financial Condition in	Hedged Assets		the Hedged Assets
Which the Hedged Item is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Loans:
Multi-family residential	$84,384	$82,613	$(8,081)	$(10,480)
Commercial real estate	168,311	167,353	(12,797)	(15,442)
Total	$252,695	$249,966	$(20,878)	$(25,922)

Securities available for sale:
Mortgage-backed securities	$306,425	$—	$(1,238)	$—
Total	$306,425	$—	$(1,238)	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended
	Affected Line Item in the Statements	March 31,
(In thousands)	Where Net Income is Presented	2023	2022
Financial Derivatives:

Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	$1,897	$(1,435)

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	58	—

Interest rate swaps - cash flow hedge (borrowings)	Other interest expense	1,421	(2,465)
			-
Interest rate swaps - cash flow hedge (deposits)	Deposits	2,867	(55)

Total net income (loss) from the effects of derivative instruments		$6,243	$(3,955)

The Company’s interest rate swaps are subject to master netting arrangements between the Company and its designated counterparties. The Company has not made a policy election to offset its derivative positions.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
March 31, 2023
Assets:
Interest rate swaps	$65,072	$—	$65,072	$—	$(64,445)	$627
Liabilities:
Interest rate swaps	18,729	—	18,729	—	—	18,729

December 31, 2022
Assets:
Interest rate swaps	$74,586	$—	$74,586	$—	$(72,185)	$2,401
Liabilities:
Interest rate swaps	18,407	—	18,407	—	—	18,407

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended March 31, 2023
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

Other comprehensive income before reclassifications, net of tax	3,133	(2,192)	—	(74)	867

Amounts reclassified from accumulated other comprehensive income, net of tax	854	(2,948)	(69)	—	(2,163)

Net current period other comprehensive income, net of tax	3,987	(5,140)	(69)	(74)	(1,296)

Ending balance, net of tax	$(59,119)	$20,240	$(344)	$1,439	$(37,784)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended March 31, 2022
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income before reclassifications, net of tax	(23,427)	12,941	—	(135)	(10,621)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,810	(9)	—	1,801

Net current period other comprehensive income (loss), net of tax	(23,427)	14,751	(9)	(135)	(8,820)

Ending balance, net of tax	$(29,699)	$13,345	$(1,291)	$2,141	$(15,504)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended March 31, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Fair Value hedges:
Interest rate swaps benefit (expense)	$(1,238)		Interest and dividend income
	384		Provision for income taxes
	$(854)
Cash flow hedges:
Interest rate swaps benefit (expense)	$4,255		Interest expense
	(1,307)		Provision for income taxes
	$2,948
Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$100	(1)	Other operating expenses
	(31)		Provision for income taxes
	$69
(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

For the three months ended March 31, 2022
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$(2,650)		Interest expense
	840		Provision for income taxes
	$(1,810)

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$6	(1)	Other operating expenses
Prior service credits benefit (expense)	7	(1)	Other operating expenses
	13		Total before tax
	(4)		Provision for income taxes
	$9

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of March 31, 2023, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.18% and 6.37% at March 31, 2023 and December 31, 2022, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$906,437	10.55%	$915,628	10.56%
Requirement to be well-capitalized	429,793	5.00	433,667	5.00
Excess	476,644	5.55	481,961	5.56

Common Equity Tier I risk-based capital:
Capital level	$906,437	13.61%	$915,628	13.79%
Requirement to be well-capitalized	433,017	6.50	431,734	6.50
Excess	473,420	7.11	483,894	7.29

Tier I risk-based capital:
Capital level	$906,437	13.61%	$915,628	13.79%
Requirement to be well-capitalized	532,944	8.00	531,365	8.00
Excess	373,493	5.61	384,263	5.79

Total risk-based capital:
Capital level	$944,683	14.18%	$954,457	14.37%
Requirement to be well-capitalized	666,181	10.00	664,206	10.00
Excess	278,502	4.18	290,251	4.37

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2023, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at March 31, 2023 and December 31, 2022 was 5.07% and 5.25%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	March 31, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$737,138	8.58%	$746,880	8.61%
Requirement to be well-capitalized	429,761	5.00	433,607	5.00
Excess	307,377	3.58	313,273	3.61

Common Equity Tier I risk-based capital:
Capital level	$690,846	10.37%	$698,258	10.52%
Requirement to be well-capitalized	432,870	6.50	431,635	6.50
Excess	257,976	3.87	266,623	4.02

Tier I risk-based capital:
Capital level	$737,138	11.07%	$746,880	11.25%
Requirement to be well-capitalized	532,763	8.00	531,243	8.00
Excess	204,375	3.07	215,637	3.25

Total risk-based capital:
Capital level	$965,384	14.50%	$975,709	14.69%
Requirement to be well-capitalized	665,953	10.00	664,054	10.00
Excess	299,431	4.50	311,655	4.69

14.     New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2023:

In March 2022, FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled

Debt Restructurings and Vintage Disclosures” (Topic 326), which replaces the recognition and measurement guidance related to TDRs for creditors that have adopted ASC Topic 326 (commonly referred to as “CECL”) with the recognition and measurement guidance contained in Accounting Standards Codification (“ASC”) 310-20, to determine whether a modification results in a new loan or a continuation of an existing loan. This ASU also enhances disclosures about loan modifications for borrowers who are experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU should be applied on a prospective basis; however, institutions have the option to apply a modified retrospective transition method as it relates to the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The ASU was adopted on January 1, 2023 without material impact on our business operations or to our consolidated financial statements.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At March 31, 2023, the Bank owns two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended March 31, 2023 we reported net income of $5.2 million, or $0.17 per diluted common share, a decrease of $13.1 million, or 71.7% from net income of $18.2 million, or $0.58 per diluted common share earned in the comparable prior year period. The decrease in net income was primarily driven by an increase of 230 basis points in the cost of interest-bearing liabilities, which resulted in the net interest margin declining 109 basis points to 2.27% for the three months ended March 31, 2023, compared to 3.36% for the three months ended March 31, 2022.

During the three months ended March 31, 2023, the yield on interest-earning assets increased 17 basis points, while the cost of interest-bearing liabilities increased 69 basis points from the three months ended December 31, 2022, which resulted in a decrease of 43 basis points in net interest margin to 2.27% from 2.70%. Excluding net gains (losses) from qualifying hedges and purchase accounting adjustments, the net interest margin decreased 38 basis points to 2.25% for the three months ended March 31, 2023, from 2.63% for the three months ended December 31, 2022.

Our loan portfolio is greater than 88% collateralized by real estate with an average loan to value of less than 37%. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At March 31, 2023, our allowance for credit losses (“ACL”) - loans stood at 56 basis points of gross loans and 182.9% of non-performing loans. Non-performing assets at the end of the quarter were 50 basis points of total assets.

Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment of goodwill. At March 31, 2023, the fair value of our reporting unit did not exceed its carrying value, however the fair value of our reporting unit is not driven solely by the market price of our stock. For the purpose of goodwill impairment testing, management has concluded that the Company has one reporting unit. We performed our annual impairment tests of goodwill during the fourth quarter 2022 using a quantitative assessment and concluded that the fair value of the reporting unit exceeded its carrying value by $152.0 million, or 22.5%. At March 31, 2023, we reviewed goodwill again through a qualitative assessment concluding no impairment was indicated. We monitor goodwill for potential impairment triggers on a quarterly basis. Given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents quarterly operating data highlights at the periods indicated:

	For the three months ended
	March 31,
	2023	2022

	(In thousands except per share data)
Quarterly operating data:
Interest income	$92,117	$71,320
Interest expense	46,855	7,841
Net interest income	45,262	63,479
Provision for credit losses	7,508	1,358
Noninterest income	6,908	1,313
Noninterest expense	37,703	38,794
Income before income tax expense	6,959	24,640
Income tax expense	1,801	6,421
Net income	$5,158	$18,219

Basic earnings per common share	$0.17	$0.58
Dividends per common share	0.17	0.58
Average diluted shares	30,265	31,254

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

General. Net income for the three months ended March 31, 2023 was $5.2 million, a decrease of $13.1 million, or 71.7%, from $18.2 million for the three months ended March 31, 2022. Diluted earnings per common share were $0.17 for the three months ended March 31, 2023, a decrease of $0.41 or 70.7%, from $0.58 for the three months ended March 31, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 109 basis points to 2.27% for the three months ended March 31, 2023 from 3.36% for the comparable prior year period. The decline in the net interest margin was driven by our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets.

Return on average equity was 3.02% for the three months ended March 31, 2023 compared to 10.83% for the three months ended March 31, 2022. Return on average assets was 0.24% for the three months ended March 31, 2023 compared to 0.91% for the three months ended March 31, 2022.

Interest Income. Interest and dividend income increased $20.8 million, or 29.2%, to $92.1 million for the three months ended March 31, 2023 from $71.3 million for the three months ended March 31, 2022. The increase in interest income was primarily attributable to the 84 basis point increase in the yield on interest-earning assets to 4.61% for the three months ended March 31, 2023 compared to 3.77% for the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total loans, net, increased 82 basis points to 4.76% for the three months ended March 31, 2023 from 3.94% for the three months ended March 31, 2022.

Interest Expense. Interest expense increased $39.0 million, or 497.6%, to $46.9 million for the three months ended March 31, 2023 from $7.8 million for the three months ended March 31, 2022. The growth in interest expense was primarily due to an increase of 230 basis points in the average cost of interest-bearing liabilities to 2.80% for the three months ended March 31, 2023 from 0.50% for the three months ended March 31, 2022 and the increase of $483.0 million in the average balance of interest-bearing liabilities to $6,703.6 million for the three months ended March 31, 2023 from $6,220.5 million for the comparable prior year period. Rising rates have driven the increase in our cost of funds as the Federal Reserve increased rates by 450 basis points over the past year.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the three months ended March 31, 2023 was $45.3 million, a decrease of $18.2 million, or 28.7%, from $63.5 million for the three months ended March 31, 2022. In addition, net interest-earning assets declined $56.7 million year over year to $1,293.1 million for the quarter ended March 31, 2023. The net interest margin decreased 109 basis points to 2.27% from March 31, 2022. The decrease in net interest income was primarily due to the cost of interest-bearing liabilities rising faster than the yield on interest-earning assets. The average cost of interest-bearing liabilities increased 230 basis points to 2.80% for the three months ended March 31, 2023 from 0.50% for the three months ended March 31, 2022 compared to 84 basis points to 4.61% for the interest-earning assets from 3.77% for the same period. After a lag, the net interest margin is expected to expand when the Fed stops raising rates. Included in net interest income for the three months ended March 31, 2023 and 2022, was prepayment penalty income, net reversals and recovered interest from non-accrual loans totaling $0.7 million and $1.7 million, respectively, net gains (losses) from fair value adjustments on qualifying hedges totaling $0.1 million and ($0.1) million for the three months ended March 31, 2023 and 2022, respectively, and purchase accounting income adjustments of $0.3 million and $1.1 million, respectively. Excluding all of these items, the net interest margin for the three months ended March 31, 2023 was 2.21%, a decrease of 101 basis points, from 3.22% for the three months ended March 31, 2022.

Provision for Credit Losses. During the three months ended March 31, 2023, the provision for credit losses was $7.5 million compared to $1.4 million for the three months ended March 31, 2022. The provision recorded during the three months ended March 31, 2023 was primarily due to a charge-off and increased reserves on two previously identified credits. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.7% at March 31, 2023. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended March 31, 2023 was $6.9 million, an increase of $5.6 million from $1.3 million in the prior year comparable period. The increase was primarily due to the prior year period inclusion of net losses from fair value adjustments totaling $1.8 million compared to net gains totaling $2.6 million recorded during the current year period.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2023 was $37.7 million, a decrease of $1.1 million, or 2.8%, from $38.8 million for the three months ended March 31, 2022. The decrease was primarily due to salary related expense accruals that were reversed in the first quarter of 2023, a benefit for Employee Retention Tax Credit refunds received in the first quarter of 2023 and the effects of the decreased stock price on the attendant benefits plans. In addition, during the first quarter of 2023, the Company recognized seasonal expenses totaling $4.1 million compared to $4.3 million in the first quarter of 2022.

Income before Income Taxes. Income before income taxes for the three months ended March 31, 2023 was $7.0 million, a decrease of $17.7 million, or 71.8%, from $24.6 million for the three months ended March 31, 2022 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $1.8 million for the three months ended March 31, 2023, a decrease of $4.6 million, or 72.0%, from $6.4 million for the three months ended March 31, 2022. The decrease was primarily due to the decline in income before taxes and a decrease in the effective tax rate. The effective tax rate for three months ended March 31, 2023 was 25.9% compared to 26.1% for the three months ended March 31, 2022.

FINANCIAL CONDITION

Assets. Total assets at March 31, 2023 were $8,479.1 million, an increase of $56.2 million, or 0.7%, from $8,422.9 million at December 31, 2022. Total net loans decreased $28.9 million, or 0.4%, during the three months ended March 31, 2023, to $6,865.4 million from $6,894.3 million at December 31, 2022. Loan originations and purchases were $173.5 million for the three months ended March 31, 2023, a decrease of $155.8 million, or 47.3%, from $329.3 million for the three months ended March 31, 2022. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $266.1 million at March 31, 2023, compared to $252.2 million at December 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2023	2022
Multi-family residential	$42,164	$98,180
Commercial real estate	15,570	45,102
One-to-four family – mixed-use property	4,938	8,498
One-to-four family – residential	4,296	9,261
Construction (1)	10,592	8,802
Small Business Administration	318	—
Commercial business and other (2)	95,668	159,476
Total	$173,546	$329,319
(1)	Includes purchases of $0.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
(2)	Includes purchases of $44.3 million and $53.6 million for the three months ended March 31, 2023 and 2022, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended March 31, 2023 had an average loan-to-value ratio of 46.7% and an average debt coverage ratio of 167.0%.

The Bank’s non-performing assets totaled $42.2 million at March 31, 2023, a decrease of $11.2 million, or 21.0% from December 31, 2022. Total non-performing assets as a percentage of total assets were 0.50% at March 31, 2023 and 0.63% at December 31, 2022. The ratio of ACL - loans to total non-performing loans was 182.9% at March 31, 2023 and 124.9% at December 31, 2022.

During the three months ended March 31, 2023 mortgage-backed securities decreased $4.2 million, or 1.1%, to $388.0 million from $392.2 million at December 31, 2022. The decrease in mortgage-backed securities during the three months ended March 31, 2023 was primarily due to the principal repayment of securities totaling $9.7 million partially offset by an increase in the fair value of the securities totaling $5.8 million.

During the three months ended March 31, 2023, other securities increased $80.6 million, or 19.3%, to $497.5 million from $416.9 million at December 31, 2022. The increase in other securities during the three months ended March 31, 2023, was primarily due to purchases of $93.1 million at an average rate of 6.47% partially offset by maturities totaling $10.0 million and a decrease in the fair value of other securities totaling $1.0 million. At March 31, 2023, other securities primarily consisted of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds, and CLOs.

Liabilities. Total liabilities were $7,805.7 million at March 31, 2023, an increase of $59.9 million, or 0.8%, from $7,745.8 million at December 31, 2022. During the three months ended March 31, 2023, due to depositors increased $218.3 million, or 3.4%, to $6,655.5 million due an increase of certificates of deposit totaling $353.9 million partially offset by a decrease in transaction accounts of $135.6 million. The Company has based deposit growth on certificates of deposit as they extend liabilities thus reducing interest rate risk. Included in deposits were brokered deposits totaling $853.2 million, a decrease of $3.1 million from $856.3 million at December 31, 2022. At March 31, 2023, the Company had uninsured and uncollateralized deposits totaling $1.1 billion, or 16% of deposits. Borrowed funds decreased $165.5 million during the three months ended March 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Total deposits at March 31, 2023 and December 31, 2022 and the weighted average rate on deposits at March 31, 2023 and December 31, 2022, are as follows:

			Weighted	Weighted
			Average	Average
	March 31,	December 31,	Rate	Rate
	2023	2022	2023	2022

Interest-bearing deposits:	(Dollars in thousands)
Certificate of deposit accounts	$1,880,260	$1,526,338	3.68%	3.03%
Savings accounts	128,245	143,641	0.46	0.21
Money market accounts	1,855,781	2,099,776	3.16	2.47
NOW accounts	1,918,977	1,746,190	2.92	2.14
Total interest-bearing deposits	5,783,263	5,515,945
Non-interest bearing demand deposits	872,254	921,238
Total due to depositors	6,655,517	6,437,183
Mortgagors' escrow deposits	78,573	48,159	0.21	0.30
Total deposits	$6,734,090	$6,485,342

Equity. Total stockholders’ equity decreased $3.7 million, or 0.5%, to $673.5 million at March 31, 2023, from $677.2 million at December 31, 2022. Stockholders’ equity decreased due to an increase in accumulated other comprehensive loss of $1.3 million, the declaration and payment of dividends on the Company’s common stock of $0.22 per common share totaling $6.7 million and 159,516 shares repurchased totaling $3.1 million. These decreases were partially offset by net income of $5.2 million. Book value per common share decreased to $22.84 at March 31, 2023 compared to $22.97 at December 31, 2022.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity is to maintain the ability to originate and purchase loans, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, and other types of borrowings. At March 31, 2023, the Company had available liquidity totaling $3.7 billion.

Liquidity management is both a short and long-term function of business management. During 2023, funds were provided by the Company’s operating and financing activities, which were used to fund our investing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $176.7 million and $151.8 million, an increase of $25.0 million, at March 31, 2023 and December 31, 2022, respectively. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At March 31, 2023 and December 31, 2022, restricted cash totaled $61.5 million and $67.0 million, respectively.

.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	At March 31, 2023
	Total	Amount	Net
	Available	Used	Availability

Internal Sources:	(In millions)
Unpledged Securities and Other	$581.7	$—	$581.7
Interest Earnings Deposits	99.4	—	99.4
External Sources:
Federal Home Loan Bank	3,789.8	1,952.8	1,837.0
Other Banks	1,208.0	—	1,208.0
Total Liquidity	$5,678.9	$1,952.8	$3,726.1

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2023. Various estimates regarding prepayment assumptions are made at each level of rate shock. At March 31, 2023, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2023:

	Net Portfolio Value (NPV)
Change in Interest Rate	% Change in NPV	NPV Ratio
-200 Basis points	(2.6)%	10.1%
-100 Basis points	(0.9)	10.5
Base interest rate	-	10.8
+100 Basis points	(3.4)	10.6
+200 Basis points	(6.8)	10.4

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

The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2023. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table presents the Company’s interest rate shock as of March 31, 2023:

Projected Percentage
Change In
Net Interest Income
-200 Basis points	4.9%
-100 Basis points	3.0
Base interest rate	-
+100 Basis points	(5.9)
+200 Basis points	(12.2)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is also excluded from this analysis. Based on these assumptions, net interest income would be reduced by 3.1% from a 100 basis point increase in rates over the next twelve months. Actual results could differ significantly from these estimates.

At March 31, 2023, the Company had a derivative portfolio with a notional value totaling $1.6 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of interest rate swaps on certain short-term advances and brokered deposits totaling $921.5 million. At March 31, 2023, $621.5 million of the interest rate swaps are effective swaps at a weighted average rate of approximately 2.53% that mature through 2027 and $300.0 million of the interest rate swaps are forward swaps effective at different points through 2023 and 2024, at an average rate of 1.80%. .

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2023				2022
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,333,274	$62,054	4.65%		$5,152,070	$53,970	4.19%
Other loans, net	1,537,918	20,835	5.42		1,426,610	13,546	3.80
Total loans, net (1) (2)	6,871,192	82,889	4.83		6,578,680	67,516	4.11
Taxable securities:
Mortgage-backed securities	457,911	2,281	1.99		580,670	2,167	1.49
Other securities	411,723	4,611	4.48		226,744	1,119	1.97
Total taxable securities	869,634	6,892	3.17		807,414	3,286	1.63
Tax-exempt securities: (3)
Other securities	66,828	477	2.86		57,611	591	4.10
Total tax-exempt securities	66,828	477	2.86		57,611	591	4.10
Interest-earning deposits and federal funds sold	189,023	1,959	4.15		126,668	51	0.16
Total interest-earning assets	7,996,677	92,217	4.61		7,570,373	71,444	3.77
Other assets	471,634				479,097
Total assets	$8,468,311				$8,049,470
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$134,945	126	0.37		$156,592	49	0.13
NOW accounts	1,970,555	13,785	2.80		2,036,914	793	0.16
Money market accounts	2,058,523	14,102	2.74		2,253,630	1,275	0.23
Certificate of deposit accounts	1,679,517	11,007	2.62		889,847	1,289	0.58
Total due to depositors	5,843,540	39,020	2.67		5,336,983	3,406	0.26
Mortgagors' escrow accounts	70,483	36	0.20		71,509	2	0.01
Total deposits	5,914,023	39,056	2.64		5,408,492	3,408	0.25
Borrowed funds	789,535	7,799	3.95		812,018	4,433	2.18
Total interest-bearing liabilities	6,703,558	46,855	2.80		6,220,510	7,841	0.50
Non-interest-bearing deposits	896,462				1,001,571
Other liabilities	185,220				154,377
Total liabilities	7,785,240				7,376,458
Equity	683,071				673,012
Total liabilities and equity	$8,468,311				$8,049,470
Net interest income / net interest rate spread (tax equivalent) (3)		$45,362	1.81%			$63,603	3.27%
Net interest-earning assets / net interest margin(tax equivalent)	$1,293,119		2.27%		$1,349,863		3.36%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.22	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.2 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.
(2)	Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $0.1 and ($0.1) million for three months ended March 31, 2023 and 2022, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended March 31, 2023 and 2022.

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

	For the three months ended March 31,
(In thousands)	2023	2022
Mortgage Loans
At beginning of period	$5,380,935	$5,200,782
Mortgage loans originated:
Multi-family residential	42,164	98,180
Commercial real estate	15,570	45,102
One-to-four family mixed-use property	4,938	8,498
One-to-four family residential	4,296	9,261
Construction	10,463	8,096
Total mortgage loans originated	77,431	169,137

Mortgage loans purchased:
Construction	129	706
Total mortgage loans purchased	129	706

Less:
Principal reductions	102,543	216,487
Mortgage loan sales	2,375	—
At end of period	$5,353,577	$5,154,138

Non-mortgage loans
At beginning of period	$1,544,823	$1,433,084
Loans originated:
Small Business Administration	318	—
Commercial business	51,081	105,514
Other	250	359
Total other loans originated	51,649	105,873

Non-mortgage loans purchased:
Commercial business	44,337	53,603
Total non-mortgage loans purchased	44,337	53,603

Less:
Principal reductions	89,901	146,066
Charge-offs (1)	9,292	8
At end of period	$1,541,616	$1,446,486
(1)	Does not include charge-offs totaling $1.0 million on the guaranteed portion of SBA receivables deemed uncollectible during the three months ended March 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURED (“TDR”) AND NON-PERFORMING ASSETS

On January 1, 2023, the Company adopted ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” without material impact on the business operations or consolidated financial statements. See Note 14 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

The following table shows loans classified as TDR at amortized cost that are performing according to their restructured terms at the period indicated:

December 31,
(In thousands)	2022
Accrual Status:
Multi-family residential	$1,673
Commercial real estate	7,572
One-to-four family - mixed-use property	974
One-to-four family - residential	253
Commercial business and other	1,069
Total	11,541

Non-Accrual Status:
One-to-four family - mixed-use property	248
Commercial business and other	28
Total	276
Total performing troubled debt restructured	$11,817

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at the periods indicated:

	March 31,	December 31,
(In thousands)	2023	2022
Loans 90 days or more past due and still accruing:
Construction	$—	$2,600
Total	—	2,600
Non-accrual loans:
Multi-family residential	3,628	3,206
Commercial real estate	—	237
One-to-four family - mixed-use property (1)	790	790
One-to-four family - residential	4,961	4,425
Small business administration	937	937
Commercial Business and other (1)	10,860	20,187
Total	21,176	29,782
Total non-performing loans	21,176	32,382
Other non-performing assets:
Held-to-maturity securities	20,981	20,981
Total	20,981	20,981

Total non-performing assets	$42,157	$53,363

Non-performing assets to total assets	0.50%	0.63%
ACL - loans to non-accrual loans	182.89%	135.79%
ACL - loans to non-performing assets	91.87%	75.79%

(1) Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: one-to-four family mixed-use property loans totaling $0.2 million at December 31, 2022, and commercial business loans totaling less than $0.1 million at December 31, 2022.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolios, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2022. The amortized cost of Criticized and Classified assets were $80.6 million at March 31, 2023, a decrease of $8.3 million from $88.9 million at December 31, 2022. The Company had one investment security with an amortized cost of $21.0 million classified as substandard at March 31, 2023 and December 31, 2022.

Included within net loans at both March 31, 2023 and December 31, 2022, were $5.2 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the three months ended March 31,
(In thousands)	2023	2022
Balance at beginning of period	$40,442	$37,135
Loans- charge-off	(9,298)	(1,036)
Loans- recovery	64	101
Loans- provision	7,521	1,233
Allowance for credit losses - loans	$38,729	$37,433

Balance at beginning of period	$1,100	$862
Held-to-maturity securities- (benefit) provision	(13)	124
Allowance for HTM securities losses	$1,087	$986

Balance at beginning of period	$970	$1,209
Off-balance sheet- (benefit) provision	(85)	380
Allowance for off-balance sheet losses	$885	$1,589

Allowance for credit losses	$40,701	$40,008

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2023	2022
Balance at beginning of year	$40,442	$37,135
Provision for credit losses	7,521	1,233

Loans charged-off:
One-to-four family - residential	(6)	—
SBA	(6)	(1,028)
Commercial business and other loans	(9,286)	(8)
Total loans charged-off	(9,298)	(1,036)

Recoveries:
Multi-family residential	1	—
One-to-four family - residential	42	2
Small Business Administration	12	13
Taxi medallion	—	12
Commercial business and other	9	74
Total recoveries	64	101

Net charge-offs	(9,234)	(935)
Balance at end of year	$38,729	$37,433

Ratio of net charge-offs to average loans outstanding during the period	0.54%	0.06%
Ratio of ACL - loans to gross loans at end of period	0.56%	0.57%
Ratio of ACL - loans to non-performing loans at end of period	182.89%	266.12%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Recent events affecting the banking industry predicated by the failure of three regional banks and resulting media coverage may have eroded customer confidence in the banking system and have adversely impacted liquidity, particularly for regional and community banks like Flushing Bank.

Recent bank failures have generated significant market volatility and adversely impacted stock prices among publicly traded bank holding companies and, in particular, regional and community banks like the Company. Many regional banks experienced higher than normal deposit outflows immediately following the first regional bank failures in March 2023; however, Flushing Bank did not experience such outflows. These developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result of these recent events, customers may choose to maintain deposits with larger financial institutions or in other higher yielding alternatives, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements regarding the safety and soundness of the banking system and taken actions to ensure that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly.

These recent events may result in potentially adverse changes to laws or regulations governing banks and bank holding companies or in the impositions of restrictions through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our business. The cost of resolving the recent bank failures may prompt the FDIC to increase its deposit insurance premiums or assessments.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2023:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2023	129,668	$18.89	129,668	464,794
February 1 to February 28, 2023	29,848	20.22	29,848	434,946
March 1 to March 31, 2023	—	—	—	434,946
Total	159,516	$19.14	159,516

During the quarter ended March 31, 2023, the Company repurchased 159,516 shares of the Company’s common stock. On March 31, 2023, 434,946 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (Incorporated by reference to Exhibit 4.2 filed with Form S-8 filed May 31, 2002)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (Incorporated by reference to Exhibit 3.3 filed with Form 10-K for the year ended December 31, 2011)
3.4	Amended and Restated By-Laws of Flushing Financial Corporation (Incorporated by reference to Exhibit 3.6 filed with Form 10-Q for the quarter ended June 30, 2014)
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

P     Indicates a filing submitted in paper.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1 P

Certificate of Incorporation of Flushing Financial Corporation (Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (Incorporated by reference to Exhibit 4.2 filed with Form S-8 filed May 31, 2002)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (Incorporated by reference to Exhibit 3.3 filed with Form 10-K for the year ended December 31, 2011)
3.4	Amended and Restated By-Laws of Flushing Financial Corporation (Incorporated by reference to Exhibit 3.6 filed with Form 10-Q for the quarter ended June 30, 2014)
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

P     Indicates a filing submitted in paper.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	May 10, 2023	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	May 10, 2023	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer