Form 10-Q
period 2023-06-30
FLUSHING FINANCIAL CORP
filed 2023-08-09
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2023 was 28,963,936.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	June 30,	December 31,
	2023	2022

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$160,053	$151,754
Securities held-to-maturity, net of allowance of $1,079 and $1,100, respectively, (assets pledged of $4,565 and $4,550, respectively; fair value of $64,337 and $62,550, respectively)	73,334	73,711
Securities available for sale, at fair value: (assets pledged of $154,586 and $172,235, respectively; $13,059 and $13,023 at fair value pursuant to the fair value option, respectively)	869,556	735,357
Loans, net of fees and costs	6,832,425	6,934,769
Less: Allowance for credit losses	(38,593)	(40,442)
Net loans	6,793,832	6,894,327
Interest and dividends receivable	52,911	45,048
Bank premises and equipment, net	22,182	21,750
Federal Home Loan Bank of New York stock, at cost	36,168	45,842
Bank owned life insurance	213,164	213,131
Goodwill	17,636	17,636
Core deposit intangibles	1,769	2,017
Right of use asset	41,526	43,289
Other assets	191,752	179,084
Total assets	$8,473,883	$8,422,946

Liabilities
Due to depositors:
Non-interest bearing	$827,820	$921,238
Interest-bearing	5,838,053	5,515,945
Total Due to depositors	6,665,873	6,437,183
Mortgagors' escrow deposits	57,817	48,159
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	622,329	815,501
Subordinated debentures	187,294	186,965
Junior subordinated debentures, at fair value	47,777	50,507
Total borrowed funds	857,400	1,052,973
Operating lease liability	44,402	46,125
Other liabilities	177,088	161,349
Total liabilities	7,802,580	7,745,789

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 28,960,719 shares and 29,476,391 shares outstanding, respectively)	341	341
Additional paid-in capital	263,744	264,332
Treasury stock, at average cost (5,126,904 shares and 4,611,232 shares, respectively)	(104,574)	(98,535)
Retained earnings	547,811	547,507
Accumulated other comprehensive loss, net of taxes	(36,019)	(36,488)
Total stockholders' equity	671,303	677,157

Total liabilities and stockholders' equity	$8,473,883	$8,422,946

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$85,377	$69,192	$168,266	$136,708
Interest and dividends on securities:
Interest	9,172	4,929	16,412	8,674
Dividends	30	11	59	19
Other interest income	1,982	159	3,941	210
Total interest and dividend income	96,561	74,291	188,678	145,611
Interest expense
Deposits	46,249	4,686	85,305	8,094
Other interest expense	6,934	4,875	14,733	9,308
Total interest expense	53,183	9,561	100,038	17,402
Net interest income	43,378	64,730	88,640	128,209
Provision for credit losses	1,416	1,590	8,924	2,948
Net interest income after provision for credit losses	41,962	63,140	79,716	125,261
Non-interest income
Banking services fee income	1,780	1,166	3,191	2,540
Net gain on sale of loans	54	73	108	73
Net gain from fair value adjustments	294	2,533	2,913	724
Federal Home Loan Bank of New York stock dividends	534	407	1,231	804
Life insurance proceeds	561	1,536	561	1,536
Bank owned life insurance	1,134	1,115	2,243	2,229
Other income	765	523	1,783	760
Total non-interest income	5,122	7,353	12,030	8,666
Non-interest expense
Salaries and employee benefits	19,493	21,109	40,380	44,758
Occupancy and equipment	3,534	3,760	7,327	7,364
Professional services	2,657	2,285	5,140	4,507
FDIC deposit insurance	943	615	1,920	1,035
Data processing	1,473	1,383	2,908	2,807
Depreciation and amortization of bank premises and equipment	1,482	1,447	2,992	2,907
Other real estate owned / foreclosure expense	150	32	315	116
Other operating expenses	5,547	4,891	12,000	10,822
Total non-interest expense	35,279	35,522	72,982	74,316
Income before income taxes	11,805	34,971	18,764	59,611
Provision for income taxes
Federal	2,194	5,609	3,561	10,259
State and local	983	4,327	1,417	6,098
Total provision for income taxes	3,177	9,936	4,978	16,357
Net income	$8,628	$25,035	$13,786	$43,254

Basic earnings per common share	$0.29	$0.81	$0.46	$1.39
Diluted earnings per common share	$0.29	$0.81	$0.46	$1.39
Dividends per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended,
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Net income	$8,628	$25,035	$13,786	$43,254
Other comprehensive income (loss), net of tax:
Amortization of actuarial gains, net of taxes of $31 and ($5), respectively, and of $62 and ($3), respectively.	(69)	(11)	(138)	(15)
Amortization of prior service credits, net of taxes of ($4) and ($2) for the three and six months ended June 30, 2022, respectively.	—	(11)	—	(16)
Change in net unrealized gains on securities, net of taxes of $1,977 and $8,767, respectively, and of $93 and $19,659, respectively.	(4,404)	(20,434)	(417)	(43,861)
Net unrealized gains on cashflow hedges, net of taxes of ($2,836) and ($2,018), respectively, and of ($492) and ($8,876), respectively.	6,319	4,915	1,179	19,666
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $36 and $142, respectively, and of $69 and $205, respectively.	(81)	(219)	(155)	(354)
Other comprehensive income (loss), net of tax:	1,765	(15,760)	469	(24,580)
Comprehensive net income	$10,393	$9,275	$14,255	$18,674

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2023	2022

	(In thousands)
Operating Activities
Net income	$13,786	$43,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,924	2,948
Depreciation and amortization of premises and equipment	2,992	2,907
Net gain on sales of loans	(108)	(73)
Net amortization of premiums and discounts	1,876	568
Deferred income tax provision	3,139	3,191
Net gain from fair value adjustments	(2,913)	(724)
Net loss from fair value adjustments of qualifying hedges	105	129
Gain from life insurance proceeds	(561)	(1,536)
Income from bank owned life insurance	(2,243)	(2,229)
Stock-based compensation expense	4,706	5,255
Deferred compensation	(2,309)	(3,627)
Amortization of core deposit intangibles	248	280
(Increase) decrease in other assets	(15,971)	9,303
Decrease in other liabilities	(10,730)	(15,004)
Net cash provided by operating activities	941	44,642
Investing Activities
Purchases of premises and equipment	(3,424)	(1,854)
Purchases of Federal Home Loan Bank - NY shares	(79,799)	(41,058)
Redemptions of Federal Home Loan Bank - NY shares	89,473	26,978
Purchases of securities held-to-maturity	—	(16,476)
Proceeds from prepayments of securities held-to-maturity	395	—
Purchases of securities available for sale	(151,860)	(210,261)
Proceeds from maturities and prepayments of securities available for sale	31,292	64,227
Proceeds from life insurance	—	2,727
Change in cash collateral	6,910	34,365
Net repayments (originations) of loans	171,297	(69,676)
Purchases of loans	(84,040)	(111,028)
Proceeds from sale of loans	7,042	18,565
Net cash used in investing activities	(12,714)	(303,491)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the six months ended June 30,
	2023	2022

	(In thousands)
Financing Activities
Net (decrease) increase in noninterest-bearing deposits	$(93,418)	$113,587
Net increase (decrease) in interest-bearing deposits	321,819	(47,067)
Net increase in mortgagors' escrow deposits	9,658	5,664
Net (repayments) proceeds from short-term borrowed funds	(316,200)	325,000
Proceeds from long-term borrowing	162,029	—
Repayment of long-term borrowings	(39,001)	(50,000)
Purchase of treasury shares and repurchase of shares to satisfy tax obligations	(11,558)	(19,396)
Cash dividends paid	(13,257)	(13,636)
Net cash provided by financing activities	20,072	314,152
Net increase in cash and cash equivalents, and restricted cash	8,299	55,303
Cash, cash equivalents, and restricted cash, beginning of period	151,754	81,723
Cash, cash equivalents, and restricted cash, end of period	$160,053	$137,026
Supplemental Cash Flow Disclosure
Interest paid	$96,476	$16,612
Income taxes paid	6,082	16,215
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	6,084	16,385
Securities purchased not yet settled	20,000	—

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2022	29,476,391	$677,157	$341	$264,332	$(98,535)	$547,507	$(36,488)

Net income	—	5,158	—	—	—	5,158	—
Vesting of restricted stock unit awards	256,798	—	—	(5,264)	5,484	(220)	—
Purchase of treasury shares	(159,516)	(3,053)	—	—	(3,053)	—	—
Stock-based compensation expense	—	3,808	—	3,808	—	—	—
Repurchase of shares to satisfy tax obligation	(85,217)	(1,656)	—	—	(1,656)	—	—
Dividends on common stock ($0.22 per share)	—	(6,659)	—	—	—	(6,659)	—
Other comprehensive loss	—	(1,296)	—	—	—	—	(1,296)
Balance at March 31, 2023	29,488,456	$673,459	$341	$262,876	$(97,760)	$545,786	$(37,784)
Net income	—	8,628	—	—	—	8,628	—
Vesting of restricted stock unit awards	1,690	—	—	(30)	35	(5)	—
Purchase of treasury shares	(528,815)	(6,841)	—	—	(6,841)	—	—
Stock-based compensation expense	—	898	—	898	—	—	—
Repurchase of shares to satisfy tax obligation	(612)	(8)	—	—	(8)	—	—
Dividends on common stock ($0.22 per share)	—	(6,598)	—	—	—	(6,598)	—
Other comprehensive income	—	1,765	—	—	—	—	1,765
Balance at June 30, 2023	28,960,719	$671,303	$341	$263,744	$(104,574)	$547,811	$(36,019)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2021	30,526,353	$679,628	$341	$263,375	$(75,293)	$497,889	$(6,684)

Net income	—	18,219	—	—	—	18,219	—
Award of common shares released from Employee Benefit Trust	—	287	—	287	—	—	—
Vesting of restricted stock unit awards	297,626	—	—	(6,019)	6,304	(285)	—
Purchase of treasury shares	(360,000)	(8,469)	—	—	(8,469)	—	—
Stock-based compensation expense	—	4,194	—	4,194	—	—	—
Repurchase of shares to satisfy tax obligation	(97,435)	(2,376)	—	—	(2,376)	—	—
Dividends on common stock ($0.22 per share)	—	(6,850)	—	—	—	(6,850)	—
Other comprehensive loss	—	(8,820)	—	—	—	—	(8,820)
Balance at March 31, 2022	30,366,544	$675,813	$341	$261,837	$(79,834)	$508,973	$(15,504)
Net Income		25,035	—	—	—	25,035	—
Vesting of restricted stock unit awards	2,015	—	—	(38)	43	(5)	—
Purchase of treasury shares	(387,689)	(8,534)	—	—	(8,534)	—	—
Stock-based compensation expense	—	1,061	—	1,061	—	—	—
Repurchase of shares to satisfy tax obligation	(766)	(17)	—	—	(17)	—	—
Dividends on common stock ($0.22 per share)	—	(6,786)	—	—	—	(6,786)	—
Other comprehensive loss	—	(15,760)	—	—	—	—	(15,760)
Balance at June 30, 2022	29,980,104	$670,812	$341	$262,860	$(88,342)	$527,217	$(31,264)

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

At June 30, 2023, the book value of our reporting unit exceeded market capitalization, however the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, the fair value can also be derived using an asset approach, an income approach and a market approach, or a combination of these techniques. At June 30, 2023, the Company used an income approach and a market approach to determine the fair value of the reporting unit. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We qualitatively assess whether the carrying value of our reporting unit exceeds fair value. If this qualitative assessment determines that it is more likely than not that the carrying value of our reporting unit exceeds fair value, further quantitative evaluation for impairment would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed a quantitative assessment in reviewing the carrying value of goodwill as of December 31, 2022, which was repeated in the second quarter of 2023, concluding that there was no goodwill impairment at June 30, 2023. At June 30, 2023 and December 31, 2022, the carrying amount of goodwill totaled $17.6 million at each period. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share data)
Net income, as reported	$8,628	$25,035	$13,786	$43,254
Divided by:
Weighted average common shares outstanding (1)	30,090	30,937	30,177	31,095

Basic earnings per common share	$0.29	$0.81	$0.46	$1.39
Diluted earnings per common share	$0.29	$0.81	$0.46	$1.39
Dividend Payout ratio	75.9%	27.2%	95.7%	31.7%

(1) For the three and six months ended June 30, 2023, and 2022, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity on June 30, 2023:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,548	$57,326	$—	$9,222
Total municipals	66,548	57,326	—	9,222

FNMA	7,865	7,011	—	854
Total mortgage-backed securities	7,865	7,011	—	854

Allowance for credit losses	(1,079)	—	—	—
Total	$73,334	$64,337	$—	$10,076

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity on December 31, 2022:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,936	$55,561	$—	$11,375
Total municipals	66,936	55,561	—	11,375

FNMA	7,875	6,989	—	886
Total mortgage-backed securities	7,875	6,989	—	886

Allowance for credit losses	(1,100)	—	—	—
Total	$73,711	$62,550	$—	$12,261

The following table summarizes the Company’s portfolio of securities available for sale on June 30, 2023:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$83,339	$81,290	$151	$2,200
Corporate	173,095	150,602	—	22,493
Mutual funds	11,346	11,346	—	—
Collateralized loan obligations	262,471	258,973	58	3,556
Other	1,434	1,434	—	—
Total other securities	531,685	503,645	209	28,249
REMIC and CMO	168,675	140,161	—	28,514
GNMA	8,861	7,079	1	1,783
FNMA	165,064	141,717	—	23,347
FHLMC	92,810	76,954	—	15,856
Total mortgage-backed securities	435,410	365,911	1	69,500
Total Securities excluding portfolio layer adjustments	967,095	869,556	210	97,749
Unallocated portfolio layer basis adjustments (1)	(5,504)	n/a	—	(5,504)
Total securities available for sale	$961,591	$869,556	$210	$92,245

(1) Represents the amount of portfolio layer method basis adjustments related to available for sale (“AFS”) securities hedged in a closed portfolio. Under GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses for the individual securities being hedged. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

The corporate securities held by the Company at June 30, 2023 and December 31, 2022, are issued by U.S. banking institutions. The CMOs held by the Company at June 30, 2023 and December 31, 2022, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at June 30, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$66,548	$57,326
Total other securities	66,548	57,326
Mortgage-backed securities	7,865	7,011
	74,413	64,337

Allowance for credit losses	(1,079)	-
Total securities held-to-maturity	$73,334	$64,337

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized
Securities available for sale (1):	Cost	Fair Value

	(In thousands)
Due in one year or less	$59,888	$58,498
Due after one year through five years	74,823	69,033
Due after five years through ten years	255,416	235,696
Due after ten years	130,212	129,072
Total other securities	520,339	492,299
Mutual funds	11,346	11,346
Mortgage-backed securities	435,410	365,911
Total securities available for sale	$967,095	$869,556

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $5.5 million related to AFS securities hedged in a closed portfolio at June 30, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At June 30, 2023
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$57,326	$9,222	$—	$—	$57,326	$9,222
Total other securities	3	57,326	9,222	—	—	57,326	9,222

FNMA	1	7,011	854	—	—	7,011	854
Total mortgage-backed securities	1	7,011	854	—	—	7,011	854

Total	4	$64,337	$10,076	$—	$—	$64,337	$10,076

Available for sale securities (1)
U.S. Government Agencies & Treasury	8	$73,794	$2,200	$5,437	$24	$68,357	$2,176
Corporate	26	150,602	22,493	46,412	6,748	104,190	15,745
CLO	31	229,211	3,556	104,188	1,004	125,023	2,552
Total other securities	65	453,607	28,249	156,037	7,776	297,570	20,473

REMIC and CMO	47	139,882	28,514	940	52	138,942	28,462
GNMA	10	6,952	1,783	97	1	6,855	1,782
FNMA	48	141,717	23,347	7,493	399	134,224	22,948
FHLMC	18	76,954	15,856	10,457	751	66,497	15,105
Total mortgage-backed securities	123	365,505	69,500	18,987	1,203	346,518	68,297
Total	188	$819,112	$97,749	$175,024	$8,979	$644,088	$88,770

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $5.5 million related to AFS securities hedged in a closed portfolio totaling at June 30, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

The Company reviewed each available for sale security that had an unrealized loss at June 30, 2023, and December 31, 2022. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company identifies any decline in the fair value due to credit loss factors and evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at June 30, 2023, and December 31, 2022 as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $1.1 million at each of June 30, 2023 and December 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million each at June 30, 2023 and December 31, 2022 and accrued interest receivable on available for sale debt securities totaled $5.9 million and $3.7 million at June 30, 2023 and December 31, 2022, respectively.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Beginning balance	$1,087	$986	$1,100	$862
(Benefit) provision	(8)	99	(21)	223
Allowance for credit losses	$1,079	$1,085	$1,079	$1,085

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three and six months ended June 30, 2023 and 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.     Loans

The following represents the composition of loans as of the dates indicated:

	June 30,	December 31,
	2023	2022

	(In thousands)
Multi-family residential	$2,593,955	$2,601,384
Commercial real estate	1,917,749	1,913,040
One-to-four family ― mixed-use property	542,368	554,314
One-to-four family ― residential	230,055	241,246
Construction	57,325	70,951
Small Business Administration	22,404	23,275
Commercial business and other	1,466,358	1,521,548
Net unamortized premiums and unearned loan fees	8,836	9,011
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,839,050	6,934,769
Unallocated portfolio layer basis adjustments (1)	(6,625)	—
Total loans, net of fees and costs	$6,832,425	$6,934,769

(1) This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under GAAP portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $39.5 million and $36.8 million at June 30, 2023, and December 31, 2022, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company recorded a provision for credit losses on loans totaling $1.4 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a provision for credit losses on loans totaling $8.9 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively. The provision recorded during the six months ended June 30, 2023, was driven by fully reserving for two non-accrual business loans that were subsequently charged-off in the first quarter of 2023, and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios, partially offset by a decline in loan balances during the period. During the six months ended June 30, 2023, the reasonable and supportable forecast period and reversion period were two and four quarters, respectively unchanged, from December 31, 2022. The ACL - loans totaled $38.6 million on June 30, 2023 compared to $40.4 million on December 31, 2022. On June 30, 2023, the ACL - loans represented 0.57% of gross loans and 207.1% of non-performing loans. On December 31, 2022, the ACL - loans represented 0.58% of gross loans and 124.9% of non-performing loans.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. During the three months ended June 30, 2023, there was one loan modified to a borrower experiencing financial difficulty. On June 30, 2023, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty.

On January 1, 2023, the Company adopted ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” without material impact on the business operations or consolidated financial statements. See Note 14 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

The following table shows loans modifications made to borrowers experiencing financial difficulty during the periods indicated:

	For the three and six months ended, June 30, 2023
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Small Business Administration	1	$1,490	6.7%	Provided twelve month payment deferral to be collected at maturity.
Total	1	$1,490

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the payment status of borrowers experiencing financial difficulty and for which a modification has occurred at June 30, 2023:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Small Business Administration	$1,490	$—	$—	$1,490
Total	$1,490	$—	$—	$1,490

The following table shows loans modified as Troubled Debt Restructured (“TDR”) during the periods indicated:

	For the three months ended,
	June 30, 2022
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	2	$2,453	Two loans had amortization extensions
Total	2	$2,453

	For the six months ended,
	June 30, 2022
(Dollars in thousands)	Number	Balance	Modification description
Small Business Administration	1	$271	Loan amortization extension.
Commercial business and other	4	5,222	One loan received a below market interest rate and three loans had an amortization extension
Total	5	$5,493

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the six months ended June 30, 2023
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,547	$3,600	$3,600	$2	$—
Commercial real estate	254	—	—	—	—
One-to-four family - mixed-use property	1,045	797	797	—	—
One-to-four family - residential	3,953	4,632	4,632	—	—
Small Business Administration	950	1,124	1,124	—	—
Commercial business and other	20,193	8,287	3,585	16	—
Total	$29,942	$18,440	$13,738	$18	$—

	At or for the year ended December 31, 2022
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,652	$3,547	$3,547	$—	$—
Commercial real estate	640	254	254	—	—
One-to-four family - mixed-use property (1)	1,582	1,045	1,045	—	—
One-to-four family - residential	7,483	3,953	3,953	—	—
Small Business Administration	952	950	950	—	—
Construction	—	—	—	—	2,600
Commercial business and other (1)	1,945	20,193	3,291	171	—
Total	$15,254	$29,942	$13,040	$171	$2,600

(1) Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.3 million at December 31, 2022. Commercial business and other contains a non-accrual performing TDR totaling less than $0.1 million at December 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$474	$588	$980	$960
Less: Interest income included in the results of operations	14	282	18	437
Total foregone interest	$460	$306	$962	$523

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	June 30, 2023
			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans (1)
Multi-family residential	$2,504	$—	$3,600	$6,104	$2,591,360	$2,597,464
Commercial real estate	—	—	—	—	1,916,994	1,916,994
One-to-four family - mixed-use property	773	—	797	1,570	543,652	545,222
One-to-four family - residential	2,694	173	4,632	7,499	223,716	231,215
Construction	—	—	—	—	57,205	57,205
Small Business Administration	325	—	1,124	1,449	20,864	22,313
Commercial business and other	494	5,234	5,279	11,007	1,457,630	1,468,637
Total	$6,790	$5,407	$15,432	$27,629	$6,811,421	$6,839,050

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $6.6 million related to loans hedged in a closed pool at June 30, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the following three month periods:

	June 30, 2023
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Beginning balance	$9,041	$7,671	$1,710	$727	$152	$2,169	$—	$17,259	$38,729
Charge-offs	—	(8)	—	(6)	—	(1)	—	(1,716)	(1,731)
Recoveries	—	—	—	2	—	159	—	10	171
Provision (benefit)	677	543	(95)	(69)	(20)	(165)	—	553	1,424
Ending balance	$9,718	$8,206	$1,615	$654	$132	$2,162	$—	$16,106	$38,593

	June 30, 2022
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Beginning balance	$8,561	$7,716	$1,864	$766	$268	$1,837	$—	$16,421	$37,433
Charge-offs	—	—	—	—	—	(26)	—	(24)	(50)
Recoveries	1	—	—	2	—	14	435	99	551
Provision (benefit)	843	727	95	98	32	293	(435)	(163)	1,490
Ending balance	$9,405	$8,443	$1,959	$866	$300	$2,118	$—	$16,333	$39,424

The following tables show the activity in the ACL on loans for the following six month periods:

	June 30, 2023
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Beginning balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$—	$17,471	$40,442
Charge-offs	—	(8)	—	(12)	—	(7)	—	(11,002)	(11,029)
Recoveries	1	—	—	44	—	171	—	19	235
Provision (benefit)	165	30	(260)	(279)	(129)	(200)	—	9,618	8,945
Ending balance	$9,718	$8,206	$1,615	$654	$132	$2,162	$—	$16,106	$38,593

	June 30, 2022
			One-to-four
			family -	One-to-four				Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	medallion	other	Total
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135
Charge-offs	—	—	—	—	—	(1,054)	—	(32)	(1,086)
Recoveries	1	—	—	4	—	27	447	173	652
Provision (benefit)	1,219	1,285	204	78	114	1,936	(447)	(1,666)	2,723
Ending balance	$9,405	$8,443	$1,959	$866	$300	$2,118	$—	$16,333	$39,424

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at June 30, 2023:

	For the year ended
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2023	2022	2021	2020	2019	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$89,777	$477,475	$283,598	$218,950	$308,790	$1,178,081	$3,564	$—	$2,560,235
Watch	—	892	—	2,860	—	28,246	—	—	31,998
Special Mention	—	—	—	—	—	873	—	—	873
Substandard	—	—	—	—	—	4,358	—	—	4,358
Total Multi-family Residential	$89,777	$478,367	$283,598	$221,810	$308,790	$1,211,558	$3,564	$—	$2,597,464
Commercial Real Estate
Pass	$59,422	$325,928	$178,735	$149,773	$222,077	$948,085	$—	$—	$1,884,020
Watch	—	1,960	1,484	—	9,570	19,783	—	—	32,797
Special Mention	—	—	—	—	—	177	—	—	177
Total Commercial Real Estate	$59,422	$327,888	$180,219	$149,773	$231,647	$968,045	$—	$—	$1,916,994
Gross charge-offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
1-4 Family Mixed-Use Poperty
Pass	$12,297	$44,290	$42,386	$32,058	$63,224	$343,763	$—	$—	$538,018
Watch	—	—	—	—	—	5,786	—	—	5,786
Special Mention	—	—	—	—	—	450	—	—	450
Substandard	—	—	—	—	—	968	—	—	968
Total 1-4 Family Mixed-Use Property	$12,297	$44,290	$42,386	$32,058	$63,224	$350,967	$—	$—	$545,222
1-4 Family Residential
Pass	$4,141	$23,445	$8,579	$17,905	$40,029	$108,935	$7,607	$11,106	$221,747
Watch	—	513	278	—	738	1,607	63	1,413	4,612
Special Mention	—	—	—	—	—	—	—	173	173
Substandard	—	—	—	—	—	4,240	—	443	4,683
Total 1-4 Family Residential	$4,141	$23,958	$8,857	$17,905	$40,767	$114,782	$7,670	$13,135	$231,215
Gross charge-offs	$—	$—	$—	$—	$—	$12	$—	$—	$12
Construction
Pass	$4,357	$3	$10,186	$—	$—	—	$42,659	$—	$57,205
Total Construction	$4,357	$3	$10,186	$—	$—	$—	$42,659	$—	$57,205
Small Business Administration
Pass	$814	$3,318	$3,202	$3,719	$690	$4,271	$—	$—	$16,014
Watch	—	—	—	—	49	3,238	—	—	3,287
Special Mention	—	—	1,639	—	—	34	—	—	1,673
Substandard	—	—	176	—	—	1,163	—	—	1,339
Total Small Business Administration	$814	$3,318	$5,017	$3,719	$739	$8,706	$—	$—	$22,313
Gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial Business
Pass	$51,057	$135,313	$79,438	$31,380	$32,052	$78,303	$284,806	$—	$692,349
Watch	211	381	8,102	2,446	16,403	22,728	684	—	50,955
Special Mention	—	—	—	4,775	29	1,757	—	—	6,561
Substandard	—	2,368	—	—	28	3,624	3,375	—	9,395
Doubtful	—	—	—	—	—	—	4,702	—	4,702
Total Commercial Business	$51,268	$138,062	$87,540	$38,601	$48,512	$106,412	$293,567	$—	$763,962
Gross charge-offs	$—	$—	$1,675	$—	$8	$10	$9,267	$—	$10,960
Commercial Business - Secured by RE
Pass	$21,100	$179,716	$132,943	$107,726	$40,571	$147,446	$—	$—	$629,502
Watch	—	—	—	—	610	59,556	—	—	60,166
Special Mention	—	—	—	—	14,800	—	—	—	14,800
Total Commercial Business - Secured by RE	$21,100	$179,716	$132,943	$107,726	$55,981	$207,002	$—	$—	$704,468
Other
Pass	$—	$—	$—	$—	$—	$117	$90	$—	$207
Total Other	$—	$—	$—	$—	$—	$117	$90	$—	$207
Gross charge-offs	$—	$—	$—	$—	$—	$42	$—	$—	$42
Total by Loan Type
Total Pass	$242,965	$1,189,488	$739,067	$561,511	$707,433	$2,809,001	$338,726	$11,106	$6,599,297
Total Watch	211	3,746	9,864	5,306	27,370	140,944	747	1,413	189,601
Total Special Mention	—	—	1,639	4,775	14,829	3,291	—	173	24,707
Total Substandard	—	2,368	176	—	28	14,353	3,375	443	20,743
Total Doubtful	—	—	—	—	—	—	4,702	—	4,702
Total Loans (1)	$243,176	$1,195,602	$750,746	$571,592	$749,660	$2,967,589	$347,550	$13,135	$6,839,050
Total Gross charge-offs	$—	$—	$1,675	$—	$8	$79	$9,267	$—	$11,029

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $6.6 million related to loans hedged in a closed pool at June 30, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans were $5.7 million and $5.2 million at June 30, 2023 and December 31, 2022, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	June 30, 2023		December 31, 2022
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$3,600	$—	$3,547	$—
Commercial real estate	—	—	254	—
One-to-four family - mixed-use property	797	—	1,045	—
One-to-four family - residential	4,632	—	3,953	—
Small Business Administration	—	1,124	—	950
Commercial business and other	—	8,287	2,853	17,340
Total	$9,029	$9,411	$11,652	$18,290

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $402.4 million and $438.5 million on June 30, 2023, and December 31, 2022, respectively.

The following table presents the activity in the allowance for off-balance sheet credit losses for the three and six months ended June 30, 2023, and 2022.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Balance at beginning of period	$885	$1,589	$970	$1,209
(Benefit) provision	(72)	(145)	(157)	235
Allowance for Off-Balance Sheet - Credit losses (1)	$813	$1,444	$813	$1,444

(1) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2023 and December 31, 2022, the Bank did not have any loans held for sale.

The following table shows loans sold during the periods indicated:

	For the three months ended June 30, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Delinquent and non-performing loans
Multi-family residential	2	$2,074	$—	$14
Commercial	1	1,026	—	—
One-to-four family - mixed-use property	2	1,366	—	40
Total	5	$4,466	$—	$54

	For the six months ended June 30, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Delinquent and non-performing loans
Multi-family residential	7	$3,622	$—	$69
Commercial	3	1,867	(8)	—
One-to-four family - mixed-use property	3	1,553	—	39
Total	13	$7,042	$(8)	$108

	For the three and six months ended June 30, 2022
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Multi-family residential	4	$10,136	$—	$—
Commercial	1	4,312	—	—
Total	5	$14,448	$—	$—

Delinquent and non-performing loans
Commercial	1	3,687	—	73
One-to-four family - mixed-use property	1	$430	$—	$—
Total	2	$4,117	$—	$73

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 31 operating leases for branches (including headquarters) and office spaces, 9 operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from four months to approximately 13 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of the lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has four agreements in 2023 and two agreements in 2022 that qualified as short-term leases.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Operating lease ROU asset	$41,526	$43,289

Operating lease liability	$44,402	$46,125

Weighted-average remaining lease term-operating leases	6.5 years	6.6 years
Weighted average discount rate-operating leases	3.2%	2.9%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended
(In thousands)	Line Item Presented	June 30, 2023	June 30, 2022
Lease Cost
Operating lease cost	Occupancy and equipment	$2,143	$2,099
Operating lease cost	Other operating expenses	23	26
Short-term lease cost	Professional services, Occupancy and equipment and Other operating expenses	82	36
Variable lease cost	Occupancy and equipment	281	238
Total lease cost		$2,529	$2,399

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,261	$2,343
Right-of-use assets obtained in exchange for new operating lease liabilities		$1,198	$—

		For the six months ended
(In thousands)	Line Item Presented	June 30, 2023	June 30, 2022
Lease Cost
Operating lease cost	Occupancy and equipment	$4,442	$4,198
Operating lease cost	Other operating expenses	46	48
Short-term lease cost	Professional Services, Occupancy and equipment and Other operating expenses	138	97
Variable lease cost	Occupancy and equipment	523	438
Total lease cost		$5,149	$4,781

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$4,655	$4,769
Right-of-use assets obtained in exchange for new operating lease liabilities		$2,044	$47

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of June 30, 2023:

Minimum Rental
(In thousands)
Years ended December 31:
2023	$5,218
2024	9,520
2025	8,850
2026	7,955
2027	3,865
Thereafter	13,689
Total minimum payments required	49,097
Less: implied interest	4,695
Total lease obligations	$44,402

8.     Stock-Based Compensation

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of June 30, 2023, PRSUs granted in 2023 and 2022 are being accrued at target and PRSUs granted in 2021 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant.

On May 18, 2021, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 744,593 shares were available for future issuance under the 2014 Omnibus Plan at June 30, 2023.

For the three months ended June 30, 2023 and 2022, the Company’s net income, as reported, included $0.5 million and $0.9 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.1 million and $0.3 million of income tax benefit respectively, related to the stock-based compensation plans. For the six months ended June 30, 2023 and 2022, the Company’s net income, as reported, included $3.6 million and $4.9 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.9 million and $1.3 million of income tax benefit, respectively, related to the stock-based compensation plans.

During the three months ended June 30, 2023 and 2022, the Company did not grant any RSU or PRSUs. During the six months ended June 30, 2023 and 2022, the Company granted 235,850 and 212,811 RSU awards and 79,050 and 63,250 PRSU awards, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards and performance restricted stock units. Compensation cost is recognized over the vesting period of the award using the straight-line method. Forfeitures are recorded in the period they occur.

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the six months ended June 30, 2023:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2022	275,588	$22.30	68,800	$20.90
Granted	235,850	19.84	79,050	19.99
Vested	(213,639)	21.19	(53,430)	19.94
Forfeited	(2,840)	22.14	—	—
Non-vested at June 30, 2023	294,959	$21.14	94,420	$20.68
Vested but unissued at June 30, 2023	249,780	$20.78	142,065	$20.80

As of June 30, 2023, there was $5.8 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of awards vested for the three months ended June 30, 2023 and 2022, was $0.2 million, and $0.5 million, respectively. The total fair value of awards vested for the six months ended June 30, 2023 and 2022 was $5.2 million and $7.1 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2023:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2022	158,410	$19.38
Granted	18,403		$18.12
Distributions	(858)		$18.87
Outstanding at June 30, 2023	175,955	$12.29
Vested at June 30, 2023	175,819	$12.29

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $0.4 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 and $2,000 for the three months ended June 30, 2023 and 2022, respectively.

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $1.1 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. The total fair value of the distributions from the Phantom Stock Plan was $16,000 and $18,000 for the six months ended June 30, 2023, and 2022, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Employee Pension Plan:
Interest cost	$203	$138	$406	$276
Amortization of unrecognized loss	—	1	—	2
Expected return on plan assets	(277)	(258)	(554)	(515)
Net employee pension benefit (1)	$(74)	$(119)	$(148)	$(237)

Outside Director Pension Plan:
Service cost	$2	$3	$4	$6
Interest cost	14	12	29	23
Amortization of unrecognized gain	(40)	(7)	(80)	(14)
Net outside director pension (benefit) expense (2)	$(24)	$8	$(47)	$15

Other Postretirement Benefit Plans:
Service cost	$40	$67	$80	$134
Interest cost	96	69	191	139
Amortization of unrecognized gain	(60)	—	(120)	—
Amortization of past service credit	—	(7)	—	(14)
Net other postretirement expense (1)	$76	$129	$151	$259

(1) Reported in the Consolidated Statements of Income as part of salaries and employee benefits.

(2) Reported in the Consolidated Statements of Income as part of other operating expenses.

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2022 that it expects to contribute $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and $0.3 million to the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2023. The Company does not expect to make a contribution to the Employee Pension Plan. As of June 30, 2023, the Company had contributed $44,000 to the Outside Director Pension Plan and $65,000 to the Other Postretirement Benefit Plans. As of June 30, 2023, the Company has not revised its expected contributions for the year ending December 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2023, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.1 million and $47.8 million, respectively. At December 31, 2022, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.0 million and $50.5 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and six months ended June 30, 2023 and 2022.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	For the three months ended		For the six months ended
Description	2023	2022	June 2023	June 2022	June 2023	June 2022
(In thousands)
Mortgage-backed securities	$278	$295	$—	$(8)	$1	$(12)
Other securities	12,781	12,728	(192)	(484)	(83)	(1,020)
Borrowed funds	47,777	50,507	486	3,025	2,995	1,756
Net gain from fair value adjustments			$294	$2,533	$2,913	$724

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2023 and December 31, 2022. The fair value of borrowed funds includes accrued interest payable of $0.4 million at both June 30, 2023 and December 31, 2022.

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

Level 1 – when quoted market prices are available in an active market. At June 30, 2023 and December 31, 2022, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2023 and December 31, 2022, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2023 and December 31, 2022, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at June 30, 2023 and December 31, 2022:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2023	2022	2023	2022	2023	2022	2023	2022

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$365,911	$384,283	$—	$—	$365,911	$384,283
Other securities	11,346	11,211	490,865	338,347	1,434	1,516	503,645	351,074
Interest rate swaps	—	—	87,732	74,586	—	—	87,732	74,586

Total assets	$11,346	$11,211	$944,508	$797,216	$1,434	$1,516	$957,288	$809,943

Liabilities:
Borrowings	$—	$—	$—	$—	$47,777	$50,507	$47,777	$50,507
Interest rate swaps	—	—	16,510	18,407	—	—	16,510	18,407

Total liabilities	$—	$—	$16,510	$18,407	$47,777	$50,507	$64,287	$68,914

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	June 30, 2023		June 30, 2022
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,445	$48,117	$1,740	$57,955
Net (loss) gain from fair value adjustment of financial assets (1)	(12)	—	(80)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(486)	—	(3,025)
Increase (decrease) in accrued interest	1	28	2	61
Change in unrealized (gains) losses included in other comprehensive loss	—	118	—	361
Ending balance	$1,434	$47,777	$1,662	$55,352
Changes in unrealized gains held at period end	$—	$1,961	$—	$2,775

(1) Presented in the Consolidated Statements of Income under net gain (loss) from fair value adjustments.

	For the six months ended
	June 30, 2023		June 30, 2022
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,516	$50,507	$1,695	$56,472
Net (loss) gain from fair value adjustment of financial assets (1)	(83)	—	(35)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(2,995)	—	(1,756)
Increase (decrease) in accrued interest	1	40	2	77
Change in unrealized (gains) losses included in other comprehensive loss	—	225	—	559
Ending balance	$1,434	$47,777	$1,662	$55,352
Changes in unrealized gains held at period end	$—	$1,961	$—	$2,775

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2023
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,434	Discounted cash flows	Spread over 3-month SOFR	n/a	4.3%

Liabilities:
Junior subordinated debentures	$47,777	Discounted cash flows	Spread over 3-month SOFR	n/a	4.3%

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

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2023 and December 31, 2022, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at June 30, 2023 and December 31, 2022:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2023	2022	2023	2022	2023	2022	2023	2022

	(In thousands)
Assets:
Certain delinquent loans	$—	$—	$—	$—	$7,037	$18,330	$7,037	$18,330

Total assets	$—	$—	$—	$—	$7,037	$18,330	$7,037	$18,330

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$5,776	Sales approach	Adjustment to sales comparison value	-16.9% to 0.0%	-2.2%
			Reduction for planned expedited disposal	10.0% to 15.0%	11.0%

Certain delinquent loans	$1,261	Discounted Cashflow	Discount Rate	4.3% to 9.2%	9.0%
			Probability of Default	29.0% to 35.0%	29.3%

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022.

The methods and assumptions used to estimate fair value at June 30, 2023 and December 31, 2022 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$160,053	$160,053	$160,053	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,865	7,011	—	7,011	—
Other securities	65,469	57,326	—	—	57,326
Securities available for sale
Mortgage-backed securities	365,911	365,911	—	365,911	—
Other securities	503,645	503,645	11,346	490,865	1,434
Loans	6,832,425	6,488,955	—	—	6,488,955
FHLB-NY stock	36,168	36,168	—	36,168	—
Accrued interest receivable	52,911	52,911	—	5,821	47,090
Interest rate swaps	87,732	87,732	—	87,732	—

Liabilities:

Deposits	$6,723,690	$6,663,332	$4,490,994	$2,172,338	$—
Borrowed Funds	857,400	807,724	—	759,947	47,777
Accrued interest payable	9,234	9,234	—	9,234	—
Interest rate swaps	16,510	16,510	—	16,510	—

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$151,754	$151,754	$151,754	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,875	6,989	—	6,989	—
Other securities	65,836	55,561	—	—	55,561
Securities available for sale
Mortgage-backed securities	384,283	384,283	—	384,283	—
Other securities	351,074	351,074	11,211	338,347	1,516
Loans	6,934,769	6,651,795	—	—	6,651,795
FHLB-NY stock	45,842	45,842	—	45,842	—
Accrued interest receivable	45,048	45,048	—	3,819	41,229
Interest rate swaps	74,856	74,856	—	74,856	—

Liabilities:

Deposits	$6,485,342	$6,453,978	$4,959,004	$1,494,974	$—
Borrowed Funds	1,052,973	1,027,370	—	976,863	50,507
Accrued interest payable	10,034	10,034	—	10,034	—
Interest rate swaps	18,407	18,407	—	18,407	—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.     Derivative Financial Instruments

At June 30, 2023 and December 31, 2022, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans and securities with $864.2 million and $273.6 million of swaps outstanding at June 30, 2023 and December 31, 2022, respectively; 2) to facilitate risk management strategies for our loan customers with $240.7 million of swaps outstanding, which include $120.4 million each with customers and bank counterparties at June 30, 2023 and $221.2 million of swaps outstanding, which include $110.6 million each with customers and bank counterparties at December 31, 2022; and 3) to mitigate exposure to rising interest rates on certain short-term advances, brokered deposits and municipal deposits with $922.5 million of swaps outstanding at June 30, 2023, and $871.5 million of swaps outstanding at December 31, 2022.

The Company adopted ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method in the first quarter of 2023. During the six months ended June 30, 2023, the Company entered into portfolio layer hedges on a closed portfolio of AFS securities with a notional amount of $200.0 million and a closed portfolio of loans with a notional amount of $400.0 million. See Note 14 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

For non-portfolio layer method fair value hedges, the hedge basis (the amount of the change in fair value) is added to (or subtracted from) the carrying amount of the hedged item. For portfolio layer method hedges, the hedge basis does not adjust the carrying value of the hedged item and is instead maintained on a closed portfolio basis. These basis adjustments would be allocated to the amortized cost of specific loans or AFS securities within the pools if either of the hedges were de-designated. The Company did not have any portfolio layer hedges prior to the first quarter of 2023.

At June 30, 2023 and December 31, 2022, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At June 30, 2023 and December 31, 2022, derivatives with a combined notional amount of $241.7 million and $221.2 million, respectively, were not designated as hedges. At June 30, 2023 and December 31, 2022, derivatives with a combined notional amount of $864.2 million and $273.6 million, respectively, were designated as fair value hedges. At June 30, 2023 and December 31, 2022, derivatives with a combined notional amount of $921.5 million and $871.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged forecasted transaction effected earnings. During the three months ended June 30, 2023 and 2022, $6.8 million in reduced expense and $2.4 million in additional expense, respectively, was reclassified from accumulated other comprehensive loss to interest expense. During the six months ended June 30, 2023 and 2022, $11.0 million in reduced expense and $5.1 million in additional expense was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive loss is $25.5 million in reduced expense.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain (loss) from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

June 30, 2023	(In thousands)
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$921,500	$35,655	$-	$-
Fair value hedges:
Interest rate swaps (loans and securities)	864,192	35,564	-	-
Non hedge:
Interest rate swaps (loans and deposits)	121,351	16,513	120,351	16,510
Total	$1,907,043	$87,732	$120,351	$16,510

December 31, 2022
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$700,750	$31,716	$170,750	$210
Fair value hedges:
Interest rate swaps (loans)	273,607	24,673	-	-
Non hedge:
Interest rate swaps (loans)	110,598	18,197	110,598	18,197
Total	$1,084,955	$74,586	$281,348	$18,407

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Loans
Multi-family residential	$81,741	$82,613	$(10,094)	$(10,480)
Commercial real estate	159,727	167,353	(14,686)	(15,442)
Total	$241,468	$249,966	$(24,780)	$(25,922)

Portfolio Layer
Loans held for Investment (1)	$2,651,394	$—	$(6,625)	$—
Securities available for sale (2)	294,931	—	(5,504)	—
Total	$2,946,325	$—	$(12,129)	$—

(1) Carrying amount represents the amortized cost. At June 30, 2023, the amortized cost of the portfolio layer method closed portfolio was $2.7 billion, of which $400 million was designated as hedged. The basis adjustments at June 30, 2023 totaled $6.6 million.

(2) Carrying amount represents the fair value. At June 30, 2023, the fair value of the portfolio layer method closed portfolio was $295 million, of which $200 million was designated as hedged. The basis adjustments at June 30, 2023 totaled $5.5 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the six months ended
	Affected Line Item in the Statements	June 30,		June 30,
(In thousands)	Where Net Income is Presented	2023	2022	2023	2022
Financial Derivatives:

Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	$2,669	$(886)	$4,566	$(2,321)

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	788	—	846	—

Interest rate swaps - non hedge (municipal deposits)	Deposits	3	—	3	—

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	1,922	(1,489)	3,343	(3,954)

Interest rate swaps - cash flow hedge (brokered deposits)	Deposits	4,958	104	7,825	49

Total net income (expense) from the effects of derivative instruments		$10,340	$(2,271)	$16,583	$(6,226)

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
June 30, 2023
Assets:
Interest rate swaps	$87,732	$—	$87,732	$—	$(83,485)	$4,247
Liabilities:
Interest rate swaps	16,510	—	16,510	—	—	16,510

December 31, 2022
Assets:
Interest rate swaps	$74,586	$—	$74,586	$—	$(72,185)	$2,401
Liabilities:
Interest rate swaps	18,407	—	18,407	—	—	18,407

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended June 30, 2023
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(59,119)	$20,240	$(344)	$1,439	$(37,784)

Other comprehensive income before reclassifications, net of tax	(7,349)	10,991	—	(81)	3,561

Amounts reclassified from accumulated other comprehensive income, net of tax	2,945	(4,672)	(69)	—	(1,796)

Net current period other comprehensive income, net of tax	(4,404)	6,319	(69)	(81)	1,765

Ending balance, net of tax	$(63,523)	$26,559	$(413)	$1,358	$(36,019)

	For the three months ended June 30, 2022
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(29,699)	$13,345	$(1,291)	$2,141	$(15,504)

Other comprehensive income before reclassifications, net of tax	(20,434)	3,285	—	(219)	(17,368)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,630	(22)	—	1,608

Net current period other comprehensive income (loss), net of tax	(20,434)	4,915	(22)	(219)	(15,760)

Ending balance, net of tax	$(50,133)	$18,260	$(1,313)	$1,922	$(31,264)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2023
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

Other comprehensive income before reclassifications, net of tax	(4,216)	8,799	—	(155)	4,428

Amounts reclassified from accumulated other comprehensive income, net of tax	3,799	(7,620)	(138)	—	(3,959)

Net current period other comprehensive income (loss), net of tax	(417)	1,179	(138)	(155)	469

Ending balance, net of tax	$(63,523)	$26,559	$(413)	$1,358	$(36,019)

	For the six months ended June 30, 2022
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income before reclassifications, net of tax	(43,861)	16,177	—	(354)	(28,038)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	3,489	(31)	—	3,458

Net current period other comprehensive income (loss), net of tax	(43,861)	19,666	(31)	(354)	(24,580)

Ending balance, net of tax	$(50,133)	$18,260	$(1,313)	$1,922	$(31,264)

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended June 30, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Fair Value hedges:
Interest rate swaps benefit (expense)	$(4,266)		Interest and dividend income
	1,321		Provision for income taxes
	$(2,945)
Cash flow hedges:
Interest rate swaps benefit (expense)	$6,785		Interest expense
	(2,113)		Provision for income taxes
	$4,672
Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$100	(1)	Other operating expenses
	(31)		Provision for income taxes
	$69

For the three months ended June 30, 2022
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$(2,364)		Interest expense
	734		Provision for income taxes
	$(1,630)

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$6	(1)	Other operating expenses
Prior service credits benefit (expense)	7	(1)	Other operating expenses
	13		Total before tax
	9		Provision for income taxes
	$22

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(In thousands)
Fair Value hedges:
Interest rate swaps benefit (expense)	$(5,504)		Interest and dividend income
	1,705		Provision for income taxes
	$(3,799)
Cash flow hedges:
Interest rate swaps benefit (expense)	$11,040		Interest expense
	(3,420)		Provision for income taxes
	$7,620

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$200	(1)	Other operating expense
	(62)		Provision for income taxes
	$138

For the six months ended June 30, 2022
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$(5,087)		Interest expense
	1,598		Provision for income taxes
	$(3,489)

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$12	(1)	Other operating expense
Prior service credits benefit (expense)	14	(1)	Other operating expense
	26		Total before tax
	5		Provision for income taxes
	$31

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of June 30, 2023, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.33% and 6.37% at June 30, 2023 and December 31, 2022, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$915,247	10.67%	$915,628	10.56%
Requirement to be well-capitalized	428,869	5.00	433,667	5.00
Excess	486,378	5.67	481,961	5.56

Common Equity Tier I risk-based capital:
Capital level	$915,247	13.76%	$915,628	13.79%
Requirement to be well-capitalized	432,313	6.50	431,734	6.50
Excess	482,934	7.26	483,894	7.29

Tier I risk-based capital:
Capital level	$915,247	13.76%	$915,628	13.79%
Requirement to be well-capitalized	532,077	8.00	531,365	8.00
Excess	383,170	5.76	384,263	5.79

Total risk-based capital:
Capital level	$953,277	14.33%	$954,457	14.37%
Requirement to be well-capitalized	665,097	10.00	664,206	10.00
Excess	288,180	4.33	290,251	4.37

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2023, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at June 30, 2023 and December 31, 2022 was 5.07% and 5.25%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	June 30, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$735,810	8.56%	$746,880	8.61%
Requirement to be well-capitalized	429,905	5.00	433,607	5.00
Excess	305,905	3.56	313,273	3.61

Common Equity Tier I risk-based capital:
Capital level	$689,876	10.38%	$698,258	10.52%
Requirement to be well-capitalized	432,201	6.50	431,635	6.50
Excess	257,675	3.88	266,623	4.02

Tier I risk-based capital:
Capital level	$735,810	11.07%	$746,880	11.25%
Requirement to be well-capitalized	531,940	8.00	531,243	8.00
Excess	203,870	3.07	215,637	3.25

Total risk-based capital:
Capital level	$963,840	14.50%	$975,709	14.69%
Requirement to be well-capitalized	664,925	10.00	664,054	10.00
Excess	298,915	4.50	311,655	4.69

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

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”, which expanded the current last-of-layer method to allow multiple hedged layers of a single closed portfolio and allow hedge accounting to be achieved using different types of derivatives and layering techniques, including the use of amortizing swaps with clarification that such a trade would be viewed as being a single layer. Under this expanded scope, both prepayable and nonrepayable financial assets may be included in a single closed portfolio hedge. This update also provides clarifications to breach requirements and disclosures. As a result of these changes, the last-of-

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

layer method has been renamed the portfolio layer method. No cumulative-effect adjustment to the opening balance of retained earnings was required upon adoption of these amendments. The Company did not have any portfolio layer or last of layer hedges prior to the first quarter of 2023. The amendments related to disclosures were applied on a prospective basis. The ASU was adopted in the first quarter of 2023 – see Notes 4 (“Securities”), 5 (“Loans”) and 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements for more information regarding the impact to our consolidated financial statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At June 30, 2023, the Bank owns two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended June 30, 2023 we reported net income of $8.6 million, or $0.29 per diluted common share, an increase of $3.5 million, or 67.3% from net income of $5.2 million, or $0.17 per diluted common share earned in the three months ended March 31, 2023. The increase in net income was primarily driven by a decrease in provision for loan losses of $6.1 million and a decrease in non-interest expense of $2.4 million, offset by lower net interest income and non-interest income of $1.9 million and $1.8 million, respectively.

During the three months ended June 30, 2023, the yield on interest-earning assets increased 23 basis points, while the cost of interest-bearing liabilities increased 35 basis points from the three months ended March 31, 2023, which resulted in a decrease of nine basis points in net interest margin to 2.18% from 2.27%. Excluding net gains (losses) from qualifying hedges and purchase accounting adjustments, the net interest margin decreased eight basis points to 2.17% for the three months ended June 30, 2023, from 2.25% for the three months ended March 31, 2023.

Our loan portfolio is greater than 88% collateralized by real estate with an average loan to value of less than 36%. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At June 30, 2023, our allowance for credit losses (“ACL”) - loans stood at 57 basis points of gross loans and 207.1% of non-performing loans. Non-performing assets at the end of the quarter were 47 basis points of total assets.

Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment of goodwill. At June 30, 2023, the book value of our reporting unit exceeded market capitalization, however the fair value of our reporting unit is not driven solely by the market price of our stock. For the purpose of goodwill impairment testing, management has concluded that the Company has one reporting unit. We performed our annual impairment tests of goodwill during the fourth quarter of 2022 using a quantitative assessment and concluded that the fair value of the reporting unit exceeded its carrying value. We performed the quantitative assessment again in the second quarter of 2023 and came to the same conclusion. We monitor goodwill for potential impairment triggers on a quarterly basis. Given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods.

The Bank and Company remain well-capitalized under current capital regulations of the FDIC and the Federal Reserve Board, respectively, and are subject to the similar regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents quarterly operating data highlights for the periods indicated:

	For the three months ended
	June 30,
	2023	2022

	(In thousands except per share data)
Quarterly operating data:
Interest income	$96,561	$74,291
Interest expense	53,183	9,561
Net interest income	43,378	64,730
Provision for credit losses	1,416	1,590
Noninterest income	5,122	7,353
Noninterest expense	35,279	35,522
Income before income tax expense	11,805	34,971
Income tax expense	3,177	9,936
Net income	$8,628	$25,035

Basic earnings per common share	$0.29	$0.81
Dividends per common share	0.29	0.81
Average diluted shares	30,090	30,937

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

General. Net income for the three months ended June 30, 2023 was $8.6 million, a decrease of $16.4 million, or 65.5%, from $25.0 million for the three months ended June 30, 2022. Diluted earnings per common share were $0.29 for the three months ended June 30, 2023, a decrease of $0.52 or 64.2%, from $0.81 for the three months ended June 30, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 117 basis points to 2.18% for the three months ended June 30, 2023 from 3.35% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out derivative swaps to align with our strategic business plan.

Return on average equity was 5.12% for the three months ended June 30, 2023 compared to 15.00% for the three months ended June 30, 2022. Return on average assets was 0.41% for the three months ended June 30, 2023 compared to 1.22% for the three months ended June 30, 2022.

Interest Income. Interest and dividend income increased $22.3 million, or 30.0%, to $96.6 million for the three months ended June 30, 2023 from $74.3 million for the three months ended June 30, 2022. The increase in interest income was primarily attributable to the 99 basis point increase in the yield on interest-earning assets to 4.84% for the three months ended June 30, 2023 compared to 3.85% for the three month ended June 30, 2022. In addition, the average balance of total interest-earning assets increased $245.3 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 111 basis points to 4.82% for the three months ended June 30, 2023 from 3.71% for the three months ended June 30, 2022.

Interest Expense. Interest expense increased $43.6 million, or 456.2%, to $53.2 million for the three months ended June 30, 2023 from $9.6 million for the three months ended June 30, 2022. The growth in interest expense was primarily due to an increase of 255 basis points in the average cost of interest-bearing liabilities to 3.15% for the three months ended June 30, 2023 from 0.60% for the three months ended June 30, 2022 and the increase of $419.5 million in the average balance of interest-bearing liabilities to $6,756.9 million for the three months ended June 30, 2023 from $6,337.4 million for the comparable prior year period. Rising rates have driven the increase in our cost of funds as the Federal Reserve increased rates 350 basis points between June 30, 2022 and June 30, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the three months ended June 30, 2023 was $43.4 million, a decrease of $21.4 million, or 33.0%, from $64.7 million for the three months ended June 30, 2022. The decrease in net interest income was driven by the net interest margin decreasing 117 basis points to 2.18% for the three months ended June 30, 2023 from 3.35% for the three months ended June 30, 2022. In addition, net interest income was negatively impacted by a decline in net interest-earning assets totaling $174.1 million to $1,229.2 million for the quarter ended June 30, 2023. The decrease in net interest-earning assets was primarily due to the average balance of non-interest-bearing deposits declining $194.9 million to $849.7 million for the three months ended June 30, 2023 compared to $1,044.6 million for the three months ended June 30, 2022.  Included in net interest income for the three months ended June 30, 2023 and 2022, was prepayment penalty income, net reversals and recovered interest from non-accrual loans totaling $0.3 million and $2.3 million, respectively, net losses from fair value adjustments on qualifying hedges totaling $0.2 million and $0.1 million, respectively, and purchase accounting income adjustments of $0.3 million and $0.4 million, respectively. Excluding all of these items, the net interest margin for the three months ended June 30, 2023 was 2.15%, a decrease of 107 basis points, from 3.22% for the three months ended June 30, 2022.

Provision for Credit Losses. During the three months ended June 30, 2023, the provision for credit losses was $1.4 million compared to $1.6 million for the three months ended June 30, 2022. The provision recorded during the three months ended June 30, 2023 was primarily due to increased reserves from the elevated risk presented by the current rate environment to adjustable-rate loan's debt coverage ratios, partially offset by a decline in loan balances during the period. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.0% at June 30, 2023. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended June 30, 2023 was $5.1 million, a decrease of $2.2 million, or 30.3% from $7.4 million in the prior year comparable period. The decrease was primarily due to the prior year period inclusion of net gains from fair value adjustments totaling $2.5 million compared to net gains totaling $0.3 million recorded during the current year period.

Non-Interest Expense. Non-interest expense for the three months ended June 30, 2023 was $35.3 million, a decrease of $0.2 million, or 0.7%, from $35.5 million for the three months ended June 30, 2022. The decrease was primarily due to lower salary related expense accruals, and a $2.2 million net benefit for Employee Retention Tax Credit refunds partially offset by higher other operating expenses.

Income before Income Taxes. Income before income taxes for the three months ended June 30, 2023 was $11.8 million, a decrease of $23.2 million, or 66.2%, from $35.0 million for the three months ended June 30, 2022 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $3.2 million for the three months ended June 30, 2023, a decrease of $6.8 million, or 68.0%, from $9.9 million for the three months ended June 30, 2022. The decrease was primarily due to the decline in income before income taxes and a decrease in the effective tax rate. The effective tax rate for the three months ended June 30, 2023 was 26.9% compared to 28.4% for the three months ended June 30, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents operating data highlights for the periods indicated:

	For the six months ended
	June 30,
	2023	2022

	(In thousands except per share data)
Operating data:
Interest income	$188,678	$145,611
Interest expense	100,038	17,402
Net interest income	88,640	128,209
Provision for credit losses	8,924	2,948
Noninterest income	12,030	8,666
Noninterest expense	72,982	74,316
Income before income tax expense	18,764	59,611
Income tax expense	4,978	16,357
Net income	$13,786	$43,254

Basic earnings per common share	$0.46	$1.39
Dividends per common share	0.46	1.39
Average diluted shares	30,177	31,095

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

General. Net income for the six months ended June 30, 2023 was $13.8 million, a decrease of $29.5 million, or 68.1%, from $43.3 million for the six months ended June 30, 2022. Diluted earnings per common share were $0.46 for the six months ended June 30, 2023, a decrease of $0.93 or 66.9%, from $1.39 for the six months ended June 30, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 114 basis points to 2.22% for the six months ended June 30, 2023 from 3.36% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out derivative swaps to align with our strategic plans.

Return on average equity was 4.06% for the six months ended June 30, 2023 compared to 12.91% for the six months ended June 30, 2022. Return on average assets was 0.33% for the six months ended June 30, 2023 compared to 1.06% for the six months ended June 30, 2022.

Interest Income. Interest and dividend income increased $43.1 million, or 29.6%, to $188.7 million for the six months ended June 30, 2023 from $145.6 million for the six months ended June 30, 2022. The increase in interest income was primarily attributable to the 92 basis point increase in the yield on interest-earning assets to 4.73% for the six months ended June 30, 2023 compared to 3.81% for the comparable prior year period. In addition, the average balance of interest-earnings assets increased $335.3 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets, increased 102 basis points to 4.69% for the six months ended June 30, 2023 from 3.67% for the six months ended June 30, 2022.

Interest Expense. Interest expense increased $82.6 million, or 474.9%, to $100.0 million for the six months ended June 30, 2023 from $17.4 million for the six months ended June 30, 2022. The growth in interest expense was primarily due to an increase of 242 basis points in the average cost of interest-bearing liabilities to 2.97% for the six months ended June 30, 2023 from 0.55% for the six months ended June 30, 2022 and an increase of $451.1 million in the average balance of interest-bearing liabilities to $6,730.4 million for the six months ended June 30, 2023 from $6,279.3 million for the comparable prior year period. Rising rates have driven the increase in our cost of funds as the Federal Reserve increased rates by 350 basis points between June 30, 2022 and June 30, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the six months ended June 30, 2023 was $88.6 million, a decrease of $39.6 million, or 30.9%, from $128.2 million for the six months ended June 30, 2022. The decrease in net interest income was driven by the net interest margin decreasing 114 basis points to 2.22% for the six months ended June 30, 2023 from 3.36% for the six months ended June 30, 2022. In addition, net interest income was negatively impacted by a decline in net interest-earning assets totaling $115.8 million to $1,261.0 million for the six months ended June 30, 2023. The decrease in net interest-earning assets was primarily due to the average balance of non-interest-bearing deposits declining $150.2 million to $872.9 million for the six months ended June 30, 2023 compared to $1,023.2 million for the six months ended June 30, 2022. Included in net interest income for the six months ended June 30, 2023 and 2022, was prepayment penalty income, net reversals and recovered interest from non-accrual loans totaling $1.0 million and $4.0 million, respectively, net losses from fair value adjustments on qualifying hedges totaling $0.1 million and $0.2 million, respectively, and purchase accounting income of $0.6 million and $1.4 million, respectively. Excluding all of these items, the net interest margin for the six months ended June 30, 2023 was 2.18%, a decrease of 104 basis points, from 3.22% for the six months ended June 30, 2022.

Provision for Credit Losses. During the six months ended June 30, 2023, the provision for credit losses was $8.9 million compared to $2.9 million for the six months ended June 30, 2022. The provision recorded during the six months ended June 30, 2023 was primarily due to fully reserving for two non-accrual business loans that were subsequently charged-off in the first quarter of 2023, and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios, partially offset by a decline in loan balances during the period. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.0% at June 30, 2023. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the six months ended June 30, 2023 was $12.0 million, an increase of $3.4 million, or 38.8% from $8.7 million in the prior year comparable period. The increase was primarily due to net gains from fair value adjustments totaling $2.9 million in the current period compared to $0.7 million recorded during the prior year period.

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2023 was $73.0 million, a decrease of $1.3 million, or 1.8%, from $74.3 million for the six months ended June 30, 2022. The decrease was primarily due to lower salary related expense accruals, a $3.7 million net benefit for Employee Retention Tax Credit refunds and the effects of the decreased stock price on the attendant benefits plans.

Income before Income Taxes. Income before income taxes for the six months ended June 30, 2023 was $18.8 million, a decrease of $40.8 million, or 68.5%, from $59.6 million for the six months ended June 30, 2022 for the previously discussed reasons.

Provision for Income Taxes. The provision for income taxes was $5.0 million for the six months ended June 30, 2023,

a decrease of $11.4 million, or 69.6%, from $16.4 million for the six months ended June 30, 2022. The decrease was primarily due to the decline in income before income taxes, and a decrease in the effective tax rate. The effective tax rate for six months ended June 30, 2023 was 26.5% compared to 27.4% for the six months ended June 30, 2022.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2023 were $8,473.9 million, an increase of $50.9 million, or 0.6%, from $8,422.9 million at December 31, 2022. Total net loans decreased $100.5 million, or 1.5%, during the six months ended June 30, 2023, to $6,793.8 million from $6,894.3 million at December 31, 2022. Loan originations and purchases were $332.3 million for the six months ended June 30, 2023, a decrease of $500.8 million, or 60.1%, from $833.1 million for the six months ended June 30, 2022. The decreased loan originations were a result of interest rate increases over the past year as customers adapt to the increased rate environment. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $415.5 million at June 30, 2023, compared to $252.2 million at December 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2023	2022	2023	2022
Multi-family residential	$31,901	$136,902	$74,065	$235,082
Commercial real estate	38,523	164,826	54,093	209,928
One-to-four family – mixed-use property	5,812	12,228	10,750	20,726
One-to-four family – residential	63	4,211	4,359	13,472
Construction (1)	8,811	8,319	19,403	17,121
Small Business Administration	820	2,750	1,138	2,750
Commercial business and other (2)	72,850	174,551	168,518	334,027
Total	$158,780	$503,787	$332,326	$833,106

(1) Includes purchases of $0.9 million for the three months ended June 30, 2022. Includes purchases of $0.1 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

(2) Includes purchases of $39.6 million and $55.8 million for the three months ended June 30, 2023 and 2022, respectively.  Includes purchases of $83.9 million and $109.4 million for the six months ended June 30, 2023 and 2022, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the six months ended June 30, 2023 had an average loan-to-value ratio of 48.6% and an average debt coverage ratio of 161.0%.

The Bank’s non-performing assets totaled $39.6 million at June 30, 2023, a decrease of $13.7 million, or 25.8% from December 31, 2022. Total non-performing assets as a percentage of total assets were 0.47% at June 30, 2023 and 0.63% at December 31, 2022. The ratio of ACL – loans to total non-performing loans was 207.1% at June 30, 2023 and 124.9% at December 31, 2022.

During the six months ended June 30, 2023 mortgage-backed securities decreased $18.4 million, or 4.7%, to $373.8 million from $392.2 million at December 31, 2022. The decrease in mortgage-backed securities during the six months ended June 30, 2023 was primarily due to the principal repayment of securities totaling $18.4 million.

During the six months ended June 30, 2023, other securities increased $152.2 million, or 36.5%, to $569.1 million from $416.9 million at December 31, 2022. The increase in other securities during the six months ended June 30, 2023, was primarily due to purchases of $171.7 million at an average rate of 6.55% partially offset by maturities totaling $10.0 million and a decrease in the fair value totaling $6.6 million. At June 30, 2023, other securities primarily consisted of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds, and CLOs.

Liabilities. Total liabilities were $7,802.6 million at June 30, 2023, an increase of $56.8 million, or 0.7%, from $7,745.8 million at December 31, 2022. During the six months ended June 30, 2023, due to depositors increased $228.7 million, or 3.6%, to $6,665.9 million due an increase of certificates of deposit totaling $706.4 million partially offset by a net decrease in all other deposit accounts totaling $468.0 million. The Company has based deposit growth on certificates of deposit as they extend liabilities thus reducing interest rate risk. Included in deposits were brokered deposits totaling $1,034.2 million, an increase of $177.9 million from $856.3 million at December 31, 2022. Borrowed funds decreased $195.6 million during the six months ended June 30, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Total deposits at June 30, 2023 and December 31, 2022 and the weighted average rate on deposits at June 30, 2023 and December 31, 2022, are as follows:

			Weighted	Weighted
			Average	Average
	June 30,	December 31,	Rate	Rate
	2023	2022	2023 (1)	2022 (1)

Interest-bearing deposits:	(Dollars in thousands)
Certificate of deposit accounts	$2,232,696	$1,526,338	4.14%	3.03%
Savings accounts	118,886	143,641	0.45	0.21
Money market accounts	1,594,637	2,099,776	3.41	2.47
NOW accounts	1,891,834	1,746,190	3.23	2.14
Total interest-bearing deposits	5,838,053	5,515,945
Non-interest bearing demand deposits	827,820	921,238
Total due to depositors	6,665,873	6,437,183
Mortgagors' escrow deposits	57,817	48,159
Total deposits	$6,723,690	$6,485,342

(1) The weighted average rate does not reflect the benefit of interest rate swaps.

Equity. Total stockholders’ equity decreased $5.9 million, or 0.9%, to $671.3 million at June 30, 2023, from $677.2 million at December 31, 2022. Stockholders’ equity decreased due to the declaration and payment of dividends on the Company’s common stock of $0.44 per common share totaling $13.3 million and 688,331 shares repurchased totaling $9.9 million. These decreases were partially offset by net income of $13.8 million and a decrease of $0.5 million in accumulated other comprehensive loss. Book value per common share increased to $23.18 at June 30, 2023 compared to $22.97 at December 31, 2022.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity are to maintain the ability to originate and purchase loans, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, and other types of borrowings. At June 30, 2023, the Company had available liquidity totaling $3.7 billion.

Liquidity management is both a short and long-term function of business management. During 2023, funds were provided by the Company’s operating and financing activities, which were used to fund our investing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $160.1 million, an increase of $8.3 million, from $151.8 million, at December 31, 2022. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At June 30, 2023 and December 31, 2022, restricted cash totaled $75.2 million and $67.0 million, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s available liquidity by source at the period indicated below:

	At June 30, 2023
	Total	Amount	Net
	Available	Used	Availability

Internal Sources:	(In millions)
Free Securities	$656.8	$—	$656.8
Interest Earnings Deposits	41.1	—	41.1
External Sources:
Federal Home Loan Bank	3,815.4	1,987.7	1,827.7
Other Banks	1,208.0	35.0	1,173.0
Total Liquidity	$5,721.3	$2,022.7	$3,698.6

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2023. Various estimates regarding prepayment assumptions are made at each level of rate shock. At June 30, 2023, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the change in the Company’s net portfolio value and the net portfolio value ratio as of June 30, 2023:

	Projected Percentage Change In
Change in Interest Rate	Net Portfolio Value (NPV)	Net Portfolio Value Ratio
-200 Basis points	(4.1)%	10.0%
-100 Basis points	(1.7)	10.4
Base interest rate	-	10.8
+100 Basis points	(2.3)	10.7
+200 Basis points	(4.5)	10.6

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management provides a report for review by the Asset-Liability Investment Committee (“ALCO”) of the Board of Directors. This report quantifies the potential changes in net interest income through various interest rate scenarios.

The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels.

The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2023 and 2022. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table presents the Company’s interest rate shock as of June 30, 2023 and 2022:

	Projected Percentage Change In Net Interest Income
	June 30,
	2023	2022
-200 Basis points	(0.1)%	NA	%
-100 Basis points	0.5	5.1
Base interest rate	-	-
+100 Basis points	(3.2)	(8.8)
+200 Basis points	(6.7)	(17.5)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is also excluded from this analysis. Based on these assumptions, net interest income would be reduced by 2.2% from a 100 basis point increase in rates over the next twelve months. Actual results could differ significantly from these estimates.

At June 30, 2023, the Company had a derivative portfolio with a notional value totaling $2.0 billion. This portfolio is designed to move the Company more towards interest rate neutral from changes in interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. The significant improvement in the rate sensitivity over the past year is primarily due to an increase in the use of interest rate hedges.

A portion of this portfolio is comprised of interest rate swaps on certain short-term advances and deposits totaling $922.5 million. At June 30, 2023, $872.5 million of the interest rate swaps are effective swaps at a weighted average rate of approximately 2.38% that mature through 2027 and $50.0 million of the interest rate swaps are forward swaps effective in 2024, at an average rate of 0.80%. The Company also has $200.0 million of portfolio layer pay fixed fair value swaps as a hedge for securities with a weighted average receive rate of 5.09% and $400.0 million of pay fixed fair value swaps as a hedge for the loan portfolio with a weighted average receive rate of 5.17%..

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2023				2022
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,308,567	$63,688	4.80%		$5,178,029	$54,775	4.23%
Other loans, net	1,521,081	21,689	5.70		1,462,302	14,417	3.94
Total loans, net (1) (2)	6,829,648	85,377	5.00		6,640,331	69,192	4.17
Taxable securities:
Mortgage-backed securities	448,620	2,976	2.65		594,923	2,356	1.58
Other securities	471,600	5,847	4.96		333,158	2,090	2.51
Total taxable securities	920,220	8,823	3.84		928,081	4,446	1.92
Tax-exempt securities: (3)
Other securities	66,632	480	2.88		67,315	625	3.71
Total tax-exempt securities	66,632	480	2.88		67,315	625	3.71
Interest-earning deposits and federal funds sold	169,520	1,982	4.68		104,956	159	0.61
Total interest-earning assets (3)	7,986,020	96,662	4.84		7,740,683	74,422	3.85
Other assets	475,807				471,080
Total assets	$8,461,827				$8,211,763
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$124,041	140	0.45		$156,785	50	0.13
NOW accounts	2,026,950	16,152	3.19		2,089,851	1,405	0.27
Money market accounts	1,754,574	14,625	3.33		2,231,743	1,952	0.35
Certificate of deposit accounts	2,046,960	15,281	2.99		820,476	1,273	0.62
Total due to depositors	5,952,525	46,198	3.10		5,298,855	4,680	0.35
Mortgagors' escrow accounts	97,410	51	0.21		97,496	6	0.02
Total deposits	6,049,935	46,249	3.06		5,396,351	4,686	0.35
Borrowed funds	706,924	6,934	3.92		941,023	4,875	2.07
Total interest-bearing liabilities	6,756,859	53,183	3.15		6,337,374	9,561	0.60
Non-interest-bearing deposits	849,682				1,044,553
Other liabilities	181,343				162,380
Total liabilities	7,787,884				7,544,307
Equity	673,943				667,456
Total liabilities and equity	$8,461,827				$8,211,763
Net interest income / net interest rate spread (tax equivalent) (3)		$43,479	1.69%			$64,861	3.25%
Net interest-earning assets / net interest margin(tax equivalent) (3)	$1,229,161		2.18%		$1,403,309		3.35%
Ratio of interest-earning assets to interest-bearing liabilities			1.18	X			1.22	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately ($0.1) million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of ($0.2) million and ($0.1) million for three months ended June 30, 2023 and 2022, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended June 30, 2023 and 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the six months ended June 30,
	2023				2022
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,320,852	$125,742	4.73%		$5,165,121	$108,745	4.21%
Other loans, net	1,529,453	42,524	5.56		1,444,555	27,963	3.87
Total loans, net (1) (2)	6,850,305	168,266	4.91		6,609,676	136,708	4.14
Taxable securities:
Mortgage-backed securities	453,240	5,257	2.32		587,836	4,523	1.54
Other securities	441,827	10,458	4.73		280,245	3,209	2.29
Total taxable securities	895,067	15,715	3.51		868,081	7,732	1.78
Tax-exempt securities: (3)
Other securities	66,730	957	2.87		62,490	1,216	3.89
Total tax-exempt securities	66,730	957	2.87		62,490	1,216	3.89
Interest-earning deposits and federal funds sold	179,218	3,941	4.40		115,752	210	0.36
Total interest-earning assets (3)	7,991,320	188,879	4.73		7,655,999	145,866	3.81
Other assets	473,731				475,066
Total assets	$8,465,051				$8,131,065
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$129,463	266	0.41		$156,689	99	0.13
NOW accounts	1,998,909	29,937	3.00		2,063,529	2,198	0.21
Money market accounts	1,905,709	28,727	3.01		2,242,626	3,227	0.29
Certificate of deposit accounts	1,864,254	26,288	2.82		854,970	2,562	0.60
Total due to depositors	5,898,335	85,218	2.89		5,317,814	8,086	0.30
Mortgagors' escrow accounts	84,021	87	0.21		84,574	8	0.02
Total deposits	5,982,356	85,305	2.85		5,402,388	8,094	0.30
Borrowed funds	748,001	14,733	3.94		876,877	9,308	2.12
Total interest-bearing liabilities	6,730,357	100,038	2.97		6,279,265	17,402	0.55
Non-interest-bearing deposits	872,943				1,023,181
Other liabilities	183,270				158,400
Total liabilities	7,786,570				7,460,846
Equity	678,481				670,219
Total liabilities and equity	$8,465,051				$8,131,065
Net interest income / net interest rate spread (tax equivalent) (3)		$88,841	1.76%			$128,464	3.26%
Net interest-earning assets / net interest margin(tax equivalent) (3)	$1,260,963		2.22%		$1,376,734		3.36%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.22	X

(1) Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.1 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of ($0.1) million and ($0.2) million for six months ended June 30, 2023 and 2022, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

	For the six months ended June 30,
(In thousands)	2023	2022
Mortgage Loans
At beginning of period	$5,380,935	$5,200,782
Mortgage loans originated:
Multi-family residential	74,065	235,082
Commercial real estate	54,093	209,928
One-to-four family mixed-use property	10,750	20,726
One-to-four family residential	4,359	13,472
Construction	19,274	15,498
Total mortgage loans originated	162,541	494,706

Mortgage loans purchased:
Construction	129	1,623
Total mortgage loans purchased	129	1,623

Less:
Principal reductions	195,627	398,297
Mortgage loan sales	6,506	18,342
Charge-Offs	20	—
At end of period	$5,341,452	$5,280,472

Non-mortgage loans
At beginning of period	$1,544,823	$1,433,084
Loans originated:
Small Business Administration	1,138	2,750
Commercial business	82,644	222,281
Other	1,963	2,341
Total other loans originated	85,745	227,372

Non-mortgage loans purchased:
Commercial business	83,911	109,405
Total non-mortgage loans purchased	83,911	109,405

Less:
Principal reductions (1)	214,709	297,813
Charge-offs (2)	11,008	59
At end of period	$1,488,762	$1,471,989

(1) Includes SBA PPP reductions totaling $1.2 million and $55.2 million for the six months ended June 30, 2023 and 2022, respectively.

(2) Does not include charge-offs totaling $1.0 million on the guaranteed portion of SBA receivables deemed uncollectible during the six months ended June 30, 2022.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at the periods indicated:

	June 30,	December 31,
(In thousands)	2023	2022
Loans 90 days or more past due and still accruing:
Construction	$—	$2,600
Total	—	2,600
Non-accrual loans:
Multi-family residential	3,206	3,206
Commercial real estate	—	237
One-to-four family - mixed-use property (1)	790	790
One-to-four family - residential	5,218	4,425
Small business administration	1,119	937
Commercial Business and other (1)	8,304	20,187
Total	18,637	29,782
Total non-performing loans	18,637	32,382
Other non-performing assets:
Held-to-maturity securities	20,981	20,981
Total	20,981	20,981

Total non-performing assets	$39,618	$53,363

Non-performing assets to total assets	0.47%	0.63%
ACL - loans to non-accrual loans	207.08%	135.79%
ACL - loans to non-performing assets	97.41%	75.79%

(1) Adopted ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023; Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: one-to-four family mixed-use property loans totaling $0.2 million at December 31, 2022, and commercial business loans totaling less than $0.1 million at December 31, 2022.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolio, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at June 30, 2023. The amortized cost of Criticized and Classified assets were $71.1 million at June 30, 2023, a decrease of $17.8 million from $88.9 million at December 31, 2022. The Company had one investment security with an amortized cost of $21.0 million classified as substandard at June 30, 2023 and December 31, 2022.

Included within net loans at June 30, 2023 and December 31, 2022, were $5.7 million and $5.2 million respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the six months ended June 30,
(In thousands)	2023	2022
Balance at beginning of period	$40,442	$37,135
Loans- charge-off	(11,029)	(1,086)
Loans- recovery	235	652
Loans- provision	8,945	2,723
Allowance for credit losses - loans	$38,593	$39,424

Balance at beginning of period	$1,100	$862
Held-to-maturity securities- (benefit) provision	(21)	223
Allowance for HTM securities losses	$1,079	$1,085

Balance at beginning of period	$970	$1,209
Off-balance sheet- (benefit) provision	(157)	235
Allowance for off-balance sheet losses	$813	$1,444

Allowance for credit losses	$40,485	$41,953

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2023	2022
Balance at beginning of year	$40,442	$37,135
Provision for credit losses	8,945	2,723

Loans charged-off:
One-to-four family - residential	(12)	—
Commercial real estate	(8)	—
SBA	(7)	(1,054)
Commercial business and other loans	(11,002)	(32)
Total loans charged-off	(11,029)	(1,086)

Recoveries:
Multi-family residential	1	1
One-to-four family - residential	44	4
Small Business Administration	171	26
Taxi medallion	—	447
Commercial business and other	19	174
Total recoveries	235	652

Net charge-offs	(10,794)	(434)
Balance at end of year	$38,593	$39,424

Ratio of net charge-offs to average loans outstanding during the period	0.32%	0.01%
Ratio of ACL - loans to gross loans at end of period	0.57%	0.58%
Ratio of ACL - loans to non-performing loans at end of period	207.08%	141.06%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2022, and quarterly report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2023:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2023	—	—	—	434,946
May 1 to May 31, 2023	290,338	11.50	290,338	1,144,608
June 1 to June 30, 2023	238,477	14.68	238,477	906,131
Total	528,815	$12.94	528,815

On May 30, 2023, the Board of Directors approved an additional one million shares of common stock for repurchase. During the quarter ended June 30, 2023, the Company repurchased 528,815 shares of the Company’s common stock. On June 30, 2023, 906,131 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	August 9, 2023	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	August 9, 2023	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer