Form 10-Q
period 2023-09-30
FLUSHING FINANCIAL CORP
filed 2023-11-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2023 was 28,904,625.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	September 30,	December 31,
	2023	2022

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$200,926	$151,754
Securities held-to-maturity, net of allowance of $1,082 and $1,100, respectively (assets pledged of $4,319 and $4,550, respectively; fair value of $57,665 and $62,550, respectively)	73,131	73,711
Securities available for sale, at fair value (assets pledged of $141,852 and $172,235, respectively; $12,782 and $13,023 at fair value pursuant to the fair value option, respectively)	843,663	735,357
Loans, net of fees and costs	6,896,074	6,934,769
Less: Allowance for credit losses	(39,228)	(40,442)
Net loans	6,856,846	6,894,327
Interest and dividends receivable	55,660	45,048
Bank premises and equipment, net	21,302	21,750
Federal Home Loan Bank of New York stock, at cost	43,821	45,842
Bank owned life insurance	214,321	213,131
Goodwill	17,636	17,636
Core deposit intangibles	1,651	2,017
Right of use asset	41,404	43,289
Other assets	206,922	179,084
Total assets	$8,577,283	$8,422,946

Liabilities
Due to depositors:
Non-interest bearing	$874,420	$921,238
Interest-bearing	5,735,077	5,515,945
Total Due to depositors	6,609,497	6,437,183
Mortgagors' escrow deposits	72,012	48,159
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	765,219	815,501
Subordinated debentures	187,462	186,965
Junior subordinated debentures, at fair value	48,329	50,507
Total borrowed funds	1,001,010	1,052,973
Operating lease liability	43,067	46,125
Other liabilities	182,556	161,349
Total liabilities	7,908,142	7,745,789

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 28,904,625 shares and 29,476,391 shares outstanding, respectively)	341	341
Additional paid-in capital	264,486	264,332
Treasury stock, at average cost (5,182,998 shares and 4,611,232 shares, respectively)	(105,433)	(98,535)
Retained earnings	550,678	547,507
Accumulated other comprehensive loss, net of taxes	(40,931)	(36,488)
Total stockholders' equity	669,141	677,157

Total liabilities and stockholders' equity	$8,577,283	$8,422,946

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$91,466	$75,546	$259,732	$212,254
Interest and dividends on securities:
Interest	10,383	5,676	26,795	14,350
Dividends	33	17	92	36
Other interest income	2,154	506	6,095	716
Total interest and dividend income	104,036	81,745	292,714	227,356
Interest expense
Deposits	50,066	11,965	135,371	20,059
Other interest expense	9,543	8,574	24,276	17,882
Total interest expense	59,609	20,539	159,647	37,941
Net interest income	44,427	61,206	133,067	189,415
Provision for credit losses	596	2,145	9,520	5,093
Net interest income after provision for credit losses	43,831	59,061	123,547	184,322
Non-interest income
Banking services fee income	2,636	1,351	5,827	3,891
Net gain on sale of loans	—	—	108	73
Net (loss) gain from fair value adjustments	(1,246)	5,626	1,667	6,350
Federal Home Loan Bank of New York stock dividends	624	538	1,855	1,342
Life insurance proceeds	23	—	584	1,536
Bank owned life insurance	1,157	1,132	3,400	3,361
Other income	282	348	2,065	1,108
Total non-interest income	3,476	8,995	15,506	17,661
Non-interest expense
Salaries and employee benefits	17,825	21,438	58,205	66,196
Occupancy and equipment	3,371	3,541	10,698	10,905
Professional services	3,042	2,570	8,182	7,077
FDIC deposit insurance	912	738	2,832	1,773
Data processing	1,422	1,367	4,330	4,174
Depreciation and amortization of bank premises and equipment	1,482	1,488	4,474	4,395
Other real estate owned / foreclosure expense	185	143	500	259
Other operating expenses	6,176	4,349	18,176	15,171
Total non-interest expense	34,415	35,634	107,397	109,950
Income before income taxes	12,892	32,422	31,656	92,033
Provision for income taxes
Federal	2,435	5,783	5,996	16,042
State and local	1,058	3,197	2,475	9,295
Total provision for income taxes	3,493	8,980	8,471	25,337
Net income	$9,399	$23,442	$23,185	$66,696

Basic earnings per common share	$0.32	$0.76	$0.77	$2.15
Diluted earnings per common share	$0.32	$0.76	$0.77	$2.15
Dividends per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Net income	$9,399	$23,442	$23,185	$66,696
Other comprehensive income (loss), net of tax:
Amortization of actuarial gains, net of taxes of $31 and $2, respectively, and of $93 and ($1), respectively.	(69)	(4)	(207)	(19)
Amortization of prior service credits, net of taxes of $2 and $ - for the three and nine months ended September 30, 2022.	—	(5)	—	(21)
Change in net unrealized gains on securities, net of taxes of $2,423 and $10,266, respectively, and of $2,516 and $29,925, respectively.	(5,398)	(22,797)	(5,815)	(66,658)
Net unrealized gains on cashflow hedges, net of taxes of ($132) and ($3,668), respectively, and of ($624) and ($12,544), respectively.	294	8,190	1,473	27,856
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($116) and $184, respectively, and of ($47) and $389, respectively.	261	(414)	106	(768)
Other comprehensive loss, net of tax:	(4,912)	(15,030)	(4,443)	(39,610)
Comprehensive net income	$4,487	$8,412	$18,742	$27,086

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2023	2022

	(In thousands)
Operating Activities
Net income	$23,185	$66,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,520	5,093
Depreciation and amortization of premises and equipment	4,474	4,395
Net gain on sales of loans	(108)	(73)
Net amortization of premiums and discounts	2,159	309
Deferred income tax provision	2,798	3,914
Net gain from fair value adjustments	(1,667)	(6,350)
Net loss from fair value adjustments of qualifying hedges	112	161
Gain from life insurance proceeds	(584)	(1,536)
Income from bank owned life insurance	(3,400)	(3,361)
Stock-based compensation expense	5,556	6,230
Deferred compensation	(2,957)	(4,870)
Amortization of core deposit intangibles	366	415
(Increase) decrease in other assets	(16,619)	6,998
Decrease in other liabilities	(11,505)	(13,294)
Net cash provided by operating activities	11,330	64,727
Investing Activities
Purchases of premises and equipment	(4,026)	(3,433)
Purchases of Federal Home Loan Bank - NY shares	(114,436)	(124,309)
Redemptions of Federal Home Loan Bank - NY shares	116,457	97,757
Purchases of securities held-to-maturity	—	(16,475)
Proceeds from prepayments of securities held-to-maturity	593	190
Purchases of securities available for sale	(171,934)	(222,810)
Proceeds from maturities and prepayments of securities available for sale	46,762	80,503
Proceeds from bank owned life insurance	3,075	3,307
Change in cash collateral	25,800	44,015
Net repayments (originations) of loans	134,166	(173,311)
Purchases of loans	(120,720)	(207,546)
Proceeds from sale of loans	9,042	29,247
Net cash used in investing activities	(75,221)	(492,865)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the nine months ended September 30,
	2023	2022

	(In thousands)
Financing Activities
Net (decrease) increase in noninterest-bearing deposits	$(46,818)	$24,757
Net increase (decrease) in interest-bearing deposits	218,624	(253,478)
Net increase in mortgagors' escrow deposits	23,853	18,631
Net (repayments) proceeds from short-term borrowed funds	(285,750)	750,000
Proceeds from long-term borrowing	274,469	63,710
Repayment of long-term borrowings	(39,001)	(50,000)
Purchase of treasury shares and repurchase of shares to satisfy tax obligations	(12,528)	(22,117)
Cash dividends paid	(19,786)	(20,395)
Net cash provided by financing activities	113,063	511,108
Net increase in cash and cash equivalents, and restricted cash	49,172	82,970
Cash, cash equivalents, and restricted cash, beginning of period	151,754	81,723
Cash, cash equivalents, and restricted cash, end of period	$200,926	$164,693
Supplemental Cash Flow Disclosure
Interest paid	$154,896	$32,459
Income taxes paid	6,272	24,559
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	6,274	25,142

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Income (Loss)
Balance at December 31, 2022	29,476,391	$677,157	$341	$264,332	$(98,535)	$547,507	$(36,488)

Net income	—	5,158	—	—	—	5,158	—
Vesting of restricted stock unit awards	256,798	—	—	(5,264)	5,484	(220)	—
Purchase of treasury shares	(159,516)	(3,053)	—	—	(3,053)	—	—
Stock-based compensation expense	—	3,808	—	3,808	—	—	—
Repurchase of shares to satisfy tax obligation	(85,217)	(1,656)	—	—	(1,656)	—	—
Dividends on common stock ($0.22 per share)	—	(6,659)	—	—	—	(6,659)	—
Other comprehensive loss	—	(1,296)	—	—	—	—	(1,296)
Balance at March 31, 2023	29,488,456	$673,459	$341	$262,876	$(97,760)	$545,786	$(37,784)
Net income	—	8,628	—	—	—	8,628	—
Vesting of restricted stock unit awards	1,690	—	—	(30)	35	(5)	—
Purchase of treasury shares	(528,815)	(6,841)	—	—	(6,841)	—	—
Stock-based compensation expense	—	898	—	898	—	—	—
Repurchase of shares to satisfy tax obligation	(612)	(8)	—	—	(8)	—	—
Dividends on common stock ($0.22 per share)	—	(6,598)	—	—	—	(6,598)	—
Other comprehensive income	—	1,765	—	—	—	—	1,765
Balance at June 30, 2023	28,960,719	$671,303	$341	$263,744	$(104,574)	$547,811	$(36,019)
Net income	—	9,399	—	—	—	9,399	—
Vesting of restricted stock unit awards	5,430	—	—	(108)	111	(3)	—
Purchase of treasury shares	(59,352)	(942)	—	—	(942)	—	—
Stock-based compensation expense	—	850	—	850	—	—	—
Repurchase of shares to satisfy tax obligation	(2,172)	(28)	—	—	(28)	—	—
Dividends on common stock ($0.22 per share)	—	(6,529)	—	—	—	(6,529)	—
Other comprehensive loss	—	(4,912)	—	—	—	—	(4,912)
Balance at September 30, 2023	28,904,625	$669,141	$341	$264,486	$(105,433)	$550,678	$(40,931)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Contd.)

(Unaudited)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2021	30,526,353	$679,628	$341	$263,375	$(75,293)	$497,889	$(6,684)

Net income	—	18,219	—	—	—	18,219	—
Award of common shares released from Employee Benefit Trust	—	287	—	287	—	—	—
Vesting of restricted stock unit awards	297,626	—	—	(6,019)	6,304	(285)	—
Purchase of treasury shares	(360,000)	(8,469)	—	—	(8,469)	—	—
Stock-based compensation expense	—	4,194	—	4,194	—	—	—
Repurchase of shares to satisfy tax obligation	(97,435)	(2,376)	—	—	(2,376)	—	—
Dividends on common stock ($0.22 per share)	—	(6,850)	—	—	—	(6,850)	—
Other comprehensive loss	—	(8,820)	—	—	—	—	(8,820)
Balance at March 31, 2022	30,366,544	$675,813	$341	$261,837	$(79,834)	$508,973	$(15,504)
Net Income		25,035	—	—	—	25,035	—
Vesting of restricted stock unit awards	2,015	—	—	(38)	43	(5)	—
Purchase of treasury shares	(387,689)	(8,534)	—	—	(8,534)	—	—
Stock-based compensation expense	—	1,061	—	1,061	—	—	—
Repurchase of shares to satisfy tax obligation	(766)	(17)	—	—	(17)	—	—
Dividends on common stock ($0.22 per share)	—	(6,786)	—	—	—	(6,786)	—
Other comprehensive loss	—	(15,760)	—	—	—	—	(15,760)
Balance at June 30, 2022	29,980,104	$670,812	$341	$262,860	$(88,342)	$527,217	$(31,264)
Net Income		23,442	—	—	—	23,442	—
Vesting of restricted stock unit awards	3,995	—	—	(80)	86	(6)	—
Stock-based compensation expense		975	—	975	—	—	—
Repurchase of shares to satisfy tax obligation	(1,672)	(36)	—	—	(36)	—	—
Purchase of treasury shares	(131,174)	(2,685)	—	—	(2,685)	—	—
Dividends on common stock ($0.22 per share)		(6,759)	—	—	—	(6,759)	—
Other comprehensive loss		(15,030)	—	—	—	—	(15,030)
Balance at September 30, 2022	29,851,253	$670,719	$341	$263,755	(90,977)	$543,894	$(46,294)

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

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, and the fair value of financial instruments. Management performed a qualitative review of goodwill at September 30, 2023, concluding no impairment was indicated.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share data)
Net income, as reported	$9,399	$23,442	$23,185	$66,696
Divided by:
Total weighted average common shares outstanding and common stock equivalents (1)	29,703	30,695	30,017	30,960

Basic earnings per common share	$0.32	$0.76	$0.77	$2.15
Diluted earnings per common share	$0.32	$0.76	$0.77	$2.15
Dividend Payout ratio	68.8%	28.9%	85.7%	30.7%

(1) For the three and nine months ended September 30, 2023, and 2022, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity on September 30, 2023:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,353	$51,031	$—	$15,322
Total municipals	66,353	51,031	—	15,322

FNMA	7,860	6,634	—	1,226
Total mortgage-backed securities	7,860	6,634	—	1,226

Allowance for credit losses	(1,082)	—	—	—
Total	$73,131	$57,665	$—	$16,548

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity on December 31, 2022:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,936	$55,561	$—	$11,375
Total municipals	66,936	55,561	—	11,375

FNMA	7,875	6,989	—	886
Total mortgage-backed securities	7,875	6,989	—	886

Allowance for credit losses	(1,100)	—	—	—
Total	$73,711	$62,550	$—	$12,261

The following table summarizes the Company’s portfolio of securities available for sale on September 30, 2023:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$83,037	$81,481	$138	$1,694
Corporate	173,139	152,345	—	20,794
Mutual funds	11,066	11,066	—	—
Collateralized loan obligations	260,727	259,441	411	1,697
Other	1,451	1,451	—	—
Total other securities	529,420	505,784	549	24,185
REMIC and CMO	164,303	131,476	—	32,827
GNMA	8,678	6,542	1	2,137
FNMA	157,897	128,781	—	29,116
FHLMC	90,942	71,080	—	19,862
Total mortgage-backed securities	421,820	337,879	1	83,942
Total Securities excluding portfolio layer adjustments	951,240	843,663	550	108,127
Unallocated portfolio layer basis adjustments (1)	(7,721)	n/a	—	(7,721)
Total securities available for sale	$943,519	$843,663	$550	$100,406

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

The corporate securities held by the Company at September 30, 2023 and December 31, 2022, are issued by U.S. banking institutions. The CMOs held by the Company at September 30, 2023 and December 31, 2022, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2023, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$66,353	$51,031
Total other securities	66,353	51,031
Mortgage-backed securities	7,860	6,634
	74,213	57,665

Allowance for credit losses	(1,082)	-
Total securities held-to-maturity	$73,131	$57,665

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized
Securities available for sale (1):	Cost	Fair Value

	(In thousands)
Due in one year or less	$59,934	$58,951
Due after one year through five years	84,849	79,070
Due after five years through ten years	244,126	227,135
Due after ten years	129,445	129,562
Total other securities	518,354	494,718
Mutual funds	11,066	11,066
Mortgage-backed securities	421,820	337,879
Total securities available for sale	$951,240	$843,663

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $7.7 million related to AFS securities hedged in a closed portfolio at September 30, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2023
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$51,031	$15,322	$—	$—	$51,031	$15,322
Total other securities	3	51,031	15,322	—	—	51,031	15,322

FNMA	1	6,634	1,226	—	—	6,634	1,226
Total mortgage-backed securities	1	6,634	1,226	—	—	6,634	1,226

Total	4	$57,665	$16,548	$—	$—	$57,665	$16,548

Available for sale securities (1)
U.S. Government Agencies & Treasury	8	$74,192	$1,694	$5,316	$26	$68,876	$1,668
Corporate	26	152,345	20,794	29,023	2,679	123,322	18,115
CLO	20	148,517	1,697	28,056	71	120,461	1,626
Total other securities	54	375,054	24,185	62,395	2,776	312,659	21,409

REMIC and CMO	46	131,210	32,827	—	—	131,210	32,827
GNMA	12	6,458	2,137	113	2	6,345	2,135
FNMA	47	128,781	29,116	2,085	101	126,696	29,015
FHLMC	18	71,080	19,862	—	—	71,080	19,862
Total mortgage-backed securities	123	337,529	83,942	2,198	103	335,331	83,839
Total	177	$712,583	$108,127	$64,593	$2,879	$647,990	$105,248

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $7.7 million related to AFS securities hedged in a closed portfolio at September 30, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

The Company reviewed each available for sale security that had an unrealized loss at September 30, 2023, and December 31, 2022. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company identifies any decline in the fair value due to credit loss factors and evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at September 30, 2023, and December 31, 2022 as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $1.1 million at each of September 30, 2023 and December 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million each at September 30, 2023 and December 31, 2022 and accrued interest receivable on available for sale debt securities totaled $6.7 million and $3.7 million at September 30, 2023 and December 31, 2022, respectively.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Beginning balance	$1,079	$1,085	$1,100	$862
Provision (benefit)	3	11	(18)	234
Allowance for credit losses	$1,082	$1,096	$1,082	$1,096

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three and nine months ended September 30, 2023 and 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.     Loans

The following represents the composition of loans as of the dates indicated:

	September 30,	December 31,
	2023	2022

	(In thousands)
Multi-family residential	$2,614,219	$2,601,384
Commercial real estate	1,953,243	1,913,040
One-to-four family ― mixed-use property	537,744	554,314
One-to-four family ― residential	222,874	241,246
Construction	59,903	70,951
Small Business Administration	21,896	23,275
Commercial business and other	1,487,775	1,521,548
Net unamortized premiums and unearned loan fees	9,059	9,011
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,906,713	6,934,769
Unallocated portfolio layer basis adjustments (1)	(10,639)	—
Total loans, net of fees and costs	$6,896,074	$6,934,769

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $42.1 million and $36.8 million at September 30, 2023, and December 31, 2022, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company recorded a provision for credit losses on loans totaling $0.6 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively. The provision recorded during the three months ended September 30, 2023, was driven by increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios, partially offset by a fully reserved loan paid off during the quarter. The Company recorded a provision for credit losses on loans totaling $9.5 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively. The provision recorded during the nine months ended September 30, 2023, was driven by fully reserving for two non-accrual business loans that were subsequently charged-off, and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. During the nine months ended September 30, 2023, the reasonable and supportable forecast period and reversion period were two and four quarters, respectively unchanged, from December 31, 2022. The ACL - loans totaled $39.2 million on September 30, 2023 compared to $40.4 million on December 31, 2022. On September 30, 2023, the ACL - loans represented 0.57% of gross loans and 225.4% of non-performing loans. On December 31, 2022, the ACL - loans represented 0.58% of gross loans and 124.9% of non-performing loans.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On September 30, 2023, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty.

On January 1, 2023, the Company adopted ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” without material impact on the business operations or consolidated financial statements. See Note 14 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

The following tables show loan modifications made to borrowers experiencing financial difficulty during the periods indicated:

	For the three months ended, September 30, 2023
(Dollars in thousands)	Term Extension
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	3	$1,638	0.1%	Extended Maturity to June 2025 (20 months).
Total	3	$1,638

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended, September 30, 2023
(Dollars in thousands)	Term Extension
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	3	$1,638	0.1%	Extended Maturity to June 2025 (20 months).
Total	3	$1,638

(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Small Business Administration	1	$1,494	6.8%	Provided twelve month payment deferral to be collected at maturity.
Total	1	$1,494

The following table shows the payment status of borrowers experiencing financial difficulty and for which a modification has occurred at September 30, 2023:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Small Business Administration	$—	$1,494	$—	$1,494
Commercial business and other	1,638	—	—	1,638
Total	$1,638	$1,494	$—	$3,132

The following table shows loans modified as Troubled Debt Restructured (“TDR”) during the periods indicated:

	For the three months ended
	September 30, 2022
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	1	$2,982	Amortization extension
Total	1	$2,982

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended
	September 30, 2022
(Dollars in thousands)	Number	Balance	Modification description
Small Business Administration	1	$271	Loan amortization extension.
Commercial business and other	5	8,204	One loan received a below market interest rate and four loans had an amortization extension
Total	6	$8,475

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the nine months September 30, 2023
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,547	$3,600	$3,600	$2	$—
Commercial real estate	254	—	—	—	—
One-to-four family - mixed-use property	1,045	1,090	1,090	2	—
One-to-four family - residential	3,953	3,643	3,643	—	—
Small Business Administration	950	1,265	1,265	—	—
Commercial business and other	20,193	7,680	3,746	16	—
Total	$29,942	$17,278	$13,344	$20	$—

	At or for the year ended December 31, 2022
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,652	$3,547	$3,547	$—	$—
Commercial real estate	640	254	254	—	—
One-to-four family - mixed-use property (1)	1,582	1,045	1,045	—	—
One-to-four family - residential	7,483	3,953	3,953	—	—
Small Business Administration	952	950	950	—	—
Construction	—	—	—	—	2,600
Commercial business and other (1)	1,945	20,193	3,291	171	—
Total	$15,254	$29,942	$13,040	$171	$2,600

(1) Included in the above analysis are non-accrual performing TDR one-to-four family – mixed-use property totaling $0.2 million and Commercial business and other totaling less than $0.1 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$425	$618	$1,405	$1,578
Less: Interest income included in the results of operations	2	181	20	618
Total foregone interest	$423	$437	$1,385	$960

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	At September 30, 2023
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$1,131	$599	$3,600	$5,330	$2,612,299	$2,617,629
Commercial real estate	3,994	—	—	3,994	1,950,468	1,954,462
One-to-four family - mixed-use property	1,537	195	1,090	2,822	537,697	540,519
One-to-four family - residential	3,367	26	3,643	7,036	217,091	224,127
Construction	—	—	—	—	59,775	59,775
Small Business Administration	—	1,494	1,265	2,759	19,077	21,836
Commercial business and other	89	2,237	7,654	9,980	1,478,385	1,488,365
Total	$10,118	$4,551	$17,252	$31,921	$6,874,792	$6,906,713

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $10.6 million related to loans hedged in a closed pool at September 30, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

	At December 31, 2022
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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the following three-month periods:

	September 30, 2023
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,718	$8,206	$1,615	$654	$132	$2,162	$16,106	$38,593
Charge-offs	—	—	—	—	—	—	(21)	(21)
Recoveries	—	—	—	6	—	48	9	63
Provision (benefit)	917	562	10	57	32	(194)	(791)	593
Ending balance	$10,635	$8,768	$1,625	$717	$164	$2,016	$15,303	$39,228

	September 30, 2022
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,405	$8,443	$1,959	$866	$300	$2,118	$16,333	$39,424
Charge-offs	—	—	—	(2)	—	—	(322)	(324)
Recoveries	—	—	—	—	—	12	22	34
Provision (benefit)	355	(29)	3	(59)	(44)	(68)	1,976	2,134
Ending balance	$9,760	$8,414	$1,962	$805	$256	$2,062	$18,009	$41,268

The following tables show the activity in the ACL on loans for the following nine-month periods:

	September 30, 2023
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$17,471	$40,442
Charge-offs	—	(8)	—	(12)	—	(7)	(11,023)	(11,050)
Recoveries	1	—	—	50	—	219	28	298
Provision (benefit)	1,082	592	(250)	(222)	(97)	(394)	8,827	9,538
Ending balance	$10,635	$8,768	$1,625	$717	$164	$2,016	$15,303	$39,228

	September 30, 2022
			One-to-four	One-to-four				Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	medallion	other	Total
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135
Charge-offs	—	—	—	(2)	—	(1,054)	—	(354)	(1,410)
Recoveries	1	—	—	4	—	39	447	195	686
Provision (benefit)	1,574	1,256	207	19	70	1,868	(447)	310	4,857
Ending balance	$9,760	$8,414	$1,962	$805	$256	$2,062	$—	$18,009	$41,268

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

The amortized cost of substandard loans was $47.1 million at September 30, 2023, an increase of $21.4 million from $25.7 million at December 31, 2022. The increase was primarily due to a business relationship that was downgraded to substandard due to declining macroeconomic factors. The loans were individually evaluated for impairment, and it was determined no reserve was deemed necessary at September 30, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at September 30, 2023:

	For the year ended
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2023	2022	2021	2020	2019	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$171,298	$468,879	$279,408	$217,501	$306,987	$1,127,156	$4,075	$—	$2,575,304
Watch	—	881	—	1,944	—	32,691	—	—	35,516
Special Mention	—	—	—	—	—	1,461	—	—	1,461
Substandard	—	—	—	—	—	5,348	—	—	5,348
Total Multi-family Residential	$171,298	$469,760	$279,408	$219,445	$306,987	$1,166,656	$4,075	$—	$2,617,629
Commercial Real Estate
Pass	$134,977	$326,545	$177,860	$148,835	$218,458	$913,106	$—	$—	$1,919,781
Watch	—	—	1,443	—	9,570	23,668	—	—	34,681
Total Commercial Real Estate	$134,977	$326,545	$179,303	$148,835	$228,028	$936,774	$—	$—	$1,954,462
Gross charge-offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
1-4 Family Mixed-Use Property
Pass	$18,557	$43,937	$41,987	$31,274	$61,270	$335,314	$—	$—	$532,339
Watch	—	—	—	—	724	5,564	—	—	6,288
Special Mention	—	—	—	—	—	636	—	—	636
Substandard	—	—	—	—	—	1,256	—	—	1,256
Total 1-4 Family Mixed-Use Property	$18,557	$43,937	$41,987	$31,274	$61,994	$342,770	$—	$—	$540,519
1-4 Family Residential
Pass	$5,108	$23,319	$8,506	$16,857	$38,153	$104,508	$7,475	$10,252	$214,178
Watch	—	510	274	—	740	1,527	—	1,321	4,372
Special Mention	—	—	—	—	—	204	—	197	401
Substandard	—	—	—	—	—	4,733	—	443	5,176
Total 1-4 Family Residential	$5,108	$23,829	$8,780	$16,857	$38,893	$110,972	$7,475	$12,213	$224,127
Gross charge-offs	$—	$—	$—	$—	$—	$12	$—	$—	$12
Construction
Pass	$5,520	$3	$5,793	$—	$—	—	$48,459	$—	$59,775
Total Construction	$5,520	$3	$5,793	$—	$—	$—	$48,459	$—	$59,775
Small Business Administration
Pass	$806	$3,301	$3,166	$3,613	$702	$4,006	$—	$—	$15,594
Watch	—	—	—	—	48	2,876	—	—	2,924
Special Mention	—	—	1,494	—	—	349	—	—	1,843
Substandard	—	—	318	—	—	1,157	—	—	1,475
Total Small Business Administration	$806	$3,301	$4,978	$3,613	$750	$8,388	$—	$—	$21,836
Gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial Business
Pass	$64,537	$124,017	$77,139	$33,986	$32,087	$62,001	$285,765	$—	$679,532
Watch	266	6,437	4,015	2,433	14,664	20,105	2,747	—	50,667
Special Mention	—	—	3,925	—	27	—	2,000	—	5,952
Substandard	14,935	2,454	—	—	28	12,937	3,475	—	33,829
Doubtful	—	—	—	—	—	—	3,929	—	3,929
Total Commercial Business	$79,738	$132,908	$85,079	$36,419	$46,806	$95,043	$297,916	$—	$773,909
Gross charge-offs	$—	$—	$1,675	$—	$14	$11	$9,267	$—	$10,967
Commercial Business - Secured by RE
Pass	$35,585	$178,373	$131,700	$106,902	$40,114	$143,676	$—	$—	$636,350
Watch	9,776	—	—	—	597	53,025	—	—	63,398
Special Mention	—	—	—	—	14,403	—	—	—	14,403
Total Commercial Business - Secured by RE	$45,361	$178,373	$131,700	$106,902	$55,114	$196,701	$—	$—	$714,151
Other
Pass	$—	$—	$—	$—	$—	$180	$125	$—	$305
Total Other	$—	$—	$—	$—	$—	$180	$125	$—	$305
Gross charge-offs	$—	$—	$—	$—	$—	$56	$—	$—	$56
Total by Loan Type
Total Pass	$436,388	$1,168,374	$725,559	$558,968	$697,771	$2,689,947	$345,899	$10,252	$6,633,158
Total Watch	10,042	7,828	5,732	4,377	26,343	139,456	2,747	1,321	197,846
Total Special Mention	—	—	5,419	—	14,430	2,650	2,000	197	24,696
Total Substandard	14,935	2,454	318	—	28	25,431	3,475	443	47,084
Total Doubtful	—	—	—	—	—	—	3,929	—	3,929
Total Loans (1)	$461,365	$1,178,656	$737,028	$563,345	$738,572	$2,857,484	$358,050	$12,213	$6,906,713
Total Gross charge-offs	$—	$—	$1,675	$—	$14	$94	$9,267	$—	$11,050

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $10.6 million related to loans hedged in a closed pool at September 30, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans were $4.7 million and $5.2 million at September 30, 2023 and December 31, 2022, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	September 30, 2023		December 31, 2022
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$3,600	$—	$3,547	$—
Commercial real estate	—	—	254	—
One-to-four family - mixed-use property	1,090	—	1,045	—
One-to-four family - residential	3,643	—	3,953	—
Small Business Administration	—	1,265	—	950
Commercial business and other	—	7,680	2,853	17,340
Total	$8,333	$8,945	$11,652	$18,290

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $443.2 million and $438.5 million on September 30, 2023, and December 31, 2022, respectively.

The following table presents the activity in the allowance for off-balance sheet credit losses for the three and nine months ended September 30, 2023, and 2022.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Balance at beginning of period	$813	$1,444	$970	$1,209
Provision (benefit) (1)	120	(631)	(37)	(396)
Allowance for Off-Balance Sheet - Credit losses (2)	$933	$813	$933	$813

(1) Included in “Other operating expenses” on the Consolidated Statements of Income.

(2) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2023 and December 31, 2022, the Bank did not have any loans held for sale.

The following table shows loans sold during the periods indicated:

	For the three months ended September 30, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Commercial	2	$2,000	$—	$—
Total	2	$2,000	$—	$—

	For the three months ended September 30, 2022
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Multi-family residential	1	$10,682	$—	$—
Total	1	$10,682	$—	$—

	For the nine months ended September 30, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Commercial	2	$2,000	$—	$—
Total	2	$2,000	$—	$—

Delinquent and non-performing loans
Multi-family residential	7	$3,622	$—	$69
Commercial	3	1,867	(8)	—
One-to-four family - mixed-use property	3	1,553	—	39
Total	13	$7,042	$(8)	$108

	For the nine months ended September 30, 2022
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Multi-family residential	5	$20,818	$—	$—
Commercial	1	4,312	—	—
Total	6	$25,130	$—	$—

Delinquent and non-performing loans
Commercial	1	$3,687	$—	$73
One-to-four family - mixed-use property	1	430	—	—
Total	2	$4,117	$—	$73

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 31 operating leases for branches (including headquarters) and office spaces, 9 operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from one month to approximately 13 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of the lease term.

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

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Operating lease ROU asset	$41,404	$43,289

Operating lease liability	$43,067	$46,125

Weighted-average remaining lease term-operating leases	6.3 years	6.6 years
Weighted average discount rate-operating leases	3.2%	2.9%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended
(In thousands)	Line Item Presented	September 30, 2023	September 30, 2022
Lease Cost
Operating lease cost	Occupancy and equipment	$2,142	$2,100
Operating lease cost	Other operating expenses	23	23
Short-term lease cost	Professional services, Occupancy and equipment and Other operating expenses	39	36
Variable lease cost	Occupancy and equipment	262	275
Total lease cost		$2,466	$2,434

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$3,387	$2,342
Right-of-use assets obtained in exchange for new operating lease liabilities		$1,757	$—

		For the nine months ended
(In thousands)	Line Item Presented	September 30, 2023	September 30, 2022
Lease Cost
Operating lease cost	Occupancy and equipment	$6,584	$6,299
Operating lease cost	Other operating expenses	69	71
Short-term lease cost	Professional Services, Occupancy and equipment and Other operating expenses	177	132
Variable lease cost	Occupancy and equipment	785	713
Total lease cost		$7,615	$7,215

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$8,042	$7,111
Right-of-use assets obtained in exchange for new operating lease liabilities		$3,801	$47

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of September 30, 2023:

Minimum Rental
(In thousands)
Years ended December 31:
2023	$1,794
2024	9,863
2025	9,244
2026	8,363
2027	4,286
Thereafter	14,143
Total minimum payments required	47,693
Less: implied interest	4,626
Total lease obligations	$43,067

8.     Stock-Based Compensation

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. As of September 30, 2023, PRSUs granted in 2023 and 2022 are being accrued at target and PRSUs granted in 2021 are being accrued above target. The different levels of accrual are commensurate with the projected performance of the respective grant. As of September 30, 2023, 746,765 shares were available for future issuance under the 2014 Omnibus Plan.

For the three months ended September 30, 2023 and 2022, the Company’s net income, as reported, included $1.0 million and $0.7 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.3 million and $0.2 million of income tax benefit respectively, related to the stock-based compensation plans. For the nine months ended September 30, 2023 and 2022, the Company’s net income, as reported, included $4.6 million and $5.6 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $1.2 million and $1.5 million of income tax benefit, respectively, related to the stock-based compensation plans.

During the three months ended September 30, 2023 and 2022, the Company did not grant any RSU or PRSUs. During the nine months ended September 30, 2023 and 2022, the Company granted 235,850 and 212,811 of RSU awards and 79,050 and 63,250 of PRSU awards, respectively.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the nine months ended September 30, 2023:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2022	275,588	$22.30	68,800	$20.90
Granted	235,850	19.84	79,050	19.99
Vested	(222,757)	21.19	(59,870)	20.03
Forfeited	(2,840)	22.14	—	—
Non-vested awards at September 30, 2023	285,841	$21.14	87,980	$20.67
Vested but unissued at September 30, 2023	253,468	$20.78	148,505	$20.80

As of September 30, 2023, there was $5.0 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of awards vested for the three months ended September 30, 2023 and 2022, was $0.3 million, and $1,000, respectively. The total fair value of awards vested for the nine months ended September 30, 2023 and 2022 was $5.5 million and $7.1 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2023:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2022	158,410	$19.38
Granted	21,346		$17.43
Distributions	(1,132)		$17.27
Outstanding at September 30, 2023	178,624	$13.13
Vested at September 30, 2023	178,624	$13.13

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.2 million and ($0.3) million for the three months ended September 30, 2023 and 2022, respectively. The total fair value of the distributions from the Phantom Stock Plan was $3,000 and $6,000 for the three months ended September 30, 2023 and 2022, respectively.

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $1.0 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. The total fair value of the distributions from the Phantom Stock Plan was $20,000 and $23,000 for the nine months ended September 30, 2023, and 2022, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Employee Pension Plan:
Interest cost	$203	$138	$609	$414
Amortization of unrecognized loss	—	1	—	3
Expected return on plan assets	(278)	(257)	(832)	(772)
Net employee pension benefit (1)	$(75)	$(118)	$(223)	$(355)

Outside Director Pension Plan:
Service cost	$2	$3	$6	$9
Interest cost	15	11	44	34
Amortization of unrecognized gain	(40)	(7)	(120)	(21)
Net outside director pension (benefit) expense (2)	$(23)	$7	$(70)	$22

Other Postretirement Benefit Plans:
Service cost	$40	$67	$120	$201
Interest cost	95	70	286	209
Amortization of unrecognized gain	(60)	—	(180)	—
Amortization of past service credit	—	(7)	—	(21)
Net other postretirement expense (1)	$75	$130	$226	$389

(1) Reported in the Consolidated Statements of Income as part of salaries and employee benefits.

(2) Reported in the Consolidated Statements of Income as part of other operating expenses.

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2022 that it expects to contribute $0.2 million to the Outside Director Pension Plan (the “Outside Director Pension Plan”) and $0.3 million to the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2023. The Company does not expect to make a contribution to the Employee Pension Plan. As of September 30, 2023, the Company had contributed $56,000 to the Outside Director Pension Plan and $81,000 to the Other Postretirement Benefit Plans. As of September 30, 2023, the Company has not revised its expected contributions for the year ending December 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2023, the Company carried financial assets and financial liabilities under the fair value option with fair values of $12.8 million and $48.3 million, respectively. At December 31, 2022, the Company carried financial assets and financial liabilities under the fair value option with fair values of $13.0 million and $50.5 million, respectively. The Company did not elect to carry any additional financial assets or financial liabilities under the fair value option during the three and nine months ended September 30, 2023 and 2022.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net (loss) gain from fair value adjustments, at or for the periods ended as indicated:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the three months ended September 30,		For the nine months ended September 30,
Description	September 30, 2023	December 31, 2022	2023	2022	2023	2022
(In thousands)
Mortgage-backed securities	$266	$295	$1	$(6)	$3	$(18)
Other securities	12,516	12,728	(338)	(661)	(422)	(1,681)
Borrowed funds	48,329	50,507	(909)	6,293	2,086	8,049
Net (loss) gain from fair value adjustments			$(1,246)	$5,626	$1,667	$6,350

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2023 and December 31, 2022. The fair value of borrowed funds includes accrued interest payable of $0.4 million at both September 30, 2023 and December 31, 2022.

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

Level 1 – when quoted market prices are available in an active market. At September 30, 2023 and December 31, 2022, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2023 and December 31, 2022, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2023 and December 31, 2022, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at September 30, 2023 and December 31, 2022:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2023	2022	2023	2022	2023	2022	2023	2022

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$337,879	$384,283	$—	$—	$337,879	$384,283
Other securities	11,066	11,211	493,267	338,347	1,451	1,516	505,784	351,074
Interest rate swaps	—	—	104,576	74,586	—	—	104,576	74,586

Total assets	$11,066	$11,211	$935,722	$797,216	$1,451	$1,516	$948,239	$809,943

Liabilities:
Borrowings	$—	$—	$—	$—	$48,329	$50,507	$48,329	$50,507
Interest rate swaps	—	—	22,016	18,407	—	—	22,016	18,407

Total liabilities	$—	$—	$22,016	$18,407	$48,329	$50,507	$70,345	$68,914

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	September 30, 2023		September 30, 2022
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,434	$47,777	$1,662	$55,352
Net (loss) gain from fair value adjustment of financial assets (1)	16	—	(171)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	909	—	(6,293)
Increase (decrease) in accrued interest	1	20	3	95
Change in unrealized (gains) losses included in other comprehensive loss	—	(377)	—	598
Ending balance	$1,451	$48,329	$1,494	$49,752
Changes in unrealized gains held at period end	$—	$2,338	$—	$2,177

(1) Presented in the Consolidated Statements of Income under net (loss) gain from fair value adjustments.

	For the nine months ended
	September 30, 2023		September 30, 2022
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,516	$50,507	$1,695	$56,472
Net (loss) gain from fair value adjustment of financial assets (1)	(67)	—	(206)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(2,086)	—	(8,049)
Increase (decrease) in accrued interest	2	60	5	172
Change in unrealized (gains) losses included in other comprehensive loss	—	(152)	—	1,157
Ending balance	$1,451	$48,329	$1,494	$49,752
Changes in unrealized gains held at period end	$—	$2,338	$—	$2,177

(1) Presented in the Consolidated Statements of Income under net (loss) gain from fair value adjustments.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2023
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,451	Discounted cash flows	Spread over 3-month SOFR	n/a	4.4%

Liabilities:
Junior subordinated debentures	$48,329	Discounted cash flows	Spread over 3-month SOFR	n/a	4.4%

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

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2023 and December 31, 2022, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at September 30, 2023 and December 31, 2022:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2023	2022	2023	2022	2023	2022	2023	2022

	(In thousands)
Assets:
Certain delinquent loans	$—	$—	$—	$—	$1,045	$18,330	$1,045	$18,330

Total assets	$—	$—	$—	$—	$1,045	$18,330	$1,045	$18,330

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$1,045	Discounted Cashflow	Discount Rate	4.3% to 9.8%	9.4%
			Probability of Default	35.0% to 42.0%	41.6%

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

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022.

The methods and assumptions used to estimate fair value at September 30, 2023 and December 31, 2022 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$200,926	$200,926	$200,926	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,860	6,634	—	6,634	—
Other securities	65,271	51,031	—	—	51,031
Securities available for sale
Mortgage-backed securities	337,879	337,879	—	337,879	—
Other securities	505,784	505,784	11,066	493,267	1,451
Loans	6,896,074	6,511,963	—	—	6,511,963
FHLB-NY stock	43,821	43,821	—	43,821	—
Accrued interest receivable	55,660	55,660	—	6,723	48,937
Interest rate swaps	104,576	104,576	—	104,576	—

Liabilities:

Deposits	$6,681,509	$6,630,112	$4,360,140	$2,269,972	$—
Borrowed Funds	1,001,010	950,476	—	902,147	48,329
Accrued interest payable	10,001	10,001	—	10,001	—
Interest rate swaps	22,016	22,016	—	22,016	—

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$151,754	$151,754	$151,754	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,875	6,989	—	6,989	—
Other securities	65,836	55,561	—	—	55,561
Securities available for sale
Mortgage-backed securities	384,283	384,283	—	384,283	—
Other securities	351,074	351,074	11,211	338,347	1,516
Loans	6,934,769	6,651,795	—	—	6,651,795
FHLB-NY stock	45,842	45,842	—	45,842	—
Accrued interest receivable	45,048	45,048	—	3,819	41,229
Interest rate swaps	74,856	74,856	—	74,856	—

Liabilities:

Deposits	$6,485,342	$6,453,978	$4,959,004	$1,494,974	$—
Borrowed Funds	1,052,973	1,027,370	—	976,863	50,507
Accrued interest payable	10,034	10,034	—	10,034	—
Interest rate swaps	18,407	18,407	—	18,407	—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.     Derivative Financial Instruments

At September 30, 2023 and December 31, 2022, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans and securities with $946.8 million and $273.6 million of swaps outstanding at September 30, 2023 and December 31, 2022, respectively; 2) to facilitate risk management strategies for our loan customers with $480.0 million of swaps outstanding, which include $240.0 million each with customers and bank counterparties at September 30, 2023 and $221.2 million of swaps outstanding, which include $110.6 million each with customers and bank counterparties at December 31, 2022; and 3) to mitigate exposure to rising interest rates on certain short-term advances, brokered deposits and municipal deposits with $826.8 million of swaps outstanding at September 30, 2023, and $871.5 million of swaps outstanding at December 31, 2022.

The Company adopted ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method” in the first quarter of 2023. During the nine months ended September 30, 2023, the Company entered into portfolio layer hedges on a closed portfolio of AFS securities with a notional amount of $200.0 million and a closed portfolio of loans with a notional amount of $500.0 million. See Note 14 (“New Authoritative Accounting Pronouncements”) of the Notes to the Consolidated Financial Statements.

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

At September 30, 2023 and December 31, 2022, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At September 30, 2023 and December 31, 2022, derivatives with a combined notional amount of $480.9 million and $221.2 million, respectively, were not designated as hedges. At September 30, 2023 and December 31, 2022, derivatives with a combined notional amount of $946.8 million and $273.6 million, respectively, were designated as fair value hedges. At September 30, 2023 and December 31, 2022, derivatives with a combined notional amount of $825.8 million and $871.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged forecasted transaction effected earnings. During the three months ended September 30, 2023 and 2022, $7.1 million in reduced expense and $1.0 million in additional expense, respectively, was reclassified from accumulated other comprehensive loss to interest expense. During the nine months ended September 30, 2023 and 2022, $18.2 million in reduced expense and $6.1 million in additional expense was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive loss is $25.0 million in reduced expense.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net (loss) gain from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

September 30, 2023	(In thousands)
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$825,750	$37,211	$-	$-
Fair value hedges:
Interest rate swaps (loans and securities)	946,825	45,346	-	-
Non hedge:
Interest rate swaps (loans and deposits)	240,974	22,019	239,974	22,016
Total	$2,013,549	$104,576	$239,974	$22,016

December 31, 2022
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$700,750	$31,716	$170,750	$210
Fair value hedges:
Interest rate swaps (loans)	273,607	24,673	-	-
Non hedge:
Interest rate swaps (loans)	110,598	18,197	110,598	18,197
Total	$1,084,955	$74,586	$281,348	$18,407

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Loans
Multi-family residential	$77,216	$82,613	$(13,979)	$(10,480)
Commercial real estate	143,327	167,353	(14,358)	(15,442)
Total	$220,543	$249,966	$(28,337)	$(25,922)

Portfolio Layer
Loans held for Investment (1)	$2,615,651	$—	$(10,639)	$—
Securities available for sale (2)	273,313	—	(7,721)	—
Total	$2,888,964	$—	$(18,360)	$—

(1) Carrying amount represents the amortized cost. At September 30, 2023, the amortized cost of the portfolio layer method closed portfolio was $2.6 billion, of which $500 million was designated as hedged. The cumulative amount of basis adjustments was $10.6 million.

(2) Carrying amount represents the fair value. At September 30, 2023, the fair value of the portfolio layer method closed portfolio was $273 million, of which $200 million was designated as hedged. The cumulative amount of  basis adjustments was $7.7 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the nine months ended
	Affected Line Item in the Statements	September 30,		September 30,
(In thousands)	Where Net Income is Presented	2023	2022	2023	2022
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	$5,335	$253	$9,901	$(2,068)

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	942	—	1,787	—

Interest rate swaps - non hedge (municipal deposits)	Deposits	1	—	4	—

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	994	64	4,336	(3,890)

Interest rate swaps - cash flow hedge (brokered deposits)	Deposits	6,060	793	13,886	842

Total net income (expense) from the effects of derivative instruments		$13,332	$1,110	$29,914	$(5,116)

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
September 30, 2023
Assets:
Interest rate swaps	$104,576	$—	$104,576	$—	$(110,755)	$(6,179)
Liabilities:
Interest rate swaps	22,016	—	22,016	—	—	22,016

December 31, 2022
Assets:
Interest rate swaps	$74,586	$—	$74,586	$—	$(72,185)	$2,401
Liabilities:
Interest rate swaps	18,407	—	18,407	—	—	18,407

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended September 30, 2023
	Unrealized Gains (Losses)	Unrealized Gains (Losses)		Fair Value
	on Available for Sale	on Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(63,523)	$26,559	$(413)	$1,358	$(36,019)

Other comprehensive income before reclassifications, net of tax	(6,928)	5,162	—	261	(1,505)

Amounts reclassified from accumulated other comprehensive income, net of tax	1,530	(4,868)	(69)	—	(3,407)

Net current period other comprehensive income, net of tax	(5,398)	294	(69)	261	(4,912)

Ending balance, net of tax	$(68,921)	$26,853	$(482)	$1,619	$(40,931)

	For the three months ended September 30, 2022
	Unrealized Gains (Losses)	Unrealized Gains (Losses)		Fair Value
	on Available for Sale	on Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(50,133)	$18,260	$(1,313)	$1,922	$(31,264)

Other comprehensive income before reclassifications, net of tax	(22,797)	7,480	—	(414)	(15,731)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	710	(9)	—	701

Net current period other comprehensive income (loss), net of tax	(22,797)	8,190	(9)	(414)	(15,030)

Ending balance, net of tax	$(72,930)	$26,450	$(1,322)	$1,508	$(46,294)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2023
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

Other comprehensive income before reclassifications, net of tax	(11,144)	14,050	—	106	3,012

Amounts reclassified from accumulated other comprehensive income, net of tax	5,329	(12,577)	(207)	—	(7,455)

Net current period other comprehensive income (loss), net of tax	(5,815)	1,473	(207)	106	(4,443)

Ending balance, net of tax	$(68,921)	$26,853	$(482)	$1,619	$(40,931)

	For the nine months ended September 30, 2022
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income before reclassifications, net of tax	(66,658)	23,657	—	(768)	(43,769)

Amounts reclassified from accumulated other comprehensive income, net of tax	—	4,199	(40)	—	4,159

Net current period other comprehensive income (loss), net of tax	(66,658)	27,856	(40)	(768)	(39,610)

Ending balance, net of tax	$(72,930)	$26,450	$(1,322)	$1,508	$(46,294)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended September 30, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Fair Value hedges:
Interest rate swaps benefit (expense)	$(2,217)		Interest and dividend income
	687		Provision for income taxes
	$(1,530)
Cash flow hedges:
Interest rate swaps benefit (expense)	$7,053		Interest expense
	(2,185)		Provision for income taxes
	$4,868
Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$100	(1)	Other operating expenses
	(31)		Provision for income taxes
	$69

For the three months ended September 30, 2022
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$(1,030)		Interest expense
	320		Provision for income taxes
	$(710)

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$6	(1)	Other operating expenses
Prior service credits benefit (expense)	7	(1)	Other operating expenses
	13		Total before tax
	(4)		Provision for income taxes
	$9

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(In thousands)
Fair Value hedges:
Interest rate swaps benefit (expense)	$(7,721)		Interest and dividend income
	2,392		Provision for income taxes
	$(5,329)
Cash flow hedges:
Interest rate swaps benefit (expense)	$18,222		Interest expense
	(5,645)		Provision for income taxes
	$12,577

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$300	(1)	Other operating expense
	(93)		Provision for income taxes
	$207

For the nine months ended September 30, 2022
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$(6,117)		Interest expense
	1,918		Provision for income taxes
	$(4,199)

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$18	(1)	Other operating expense
Prior service credits benefit (expense)	21	(1)	Other operating expense
	39		Total before tax
	1		Provision for income taxes
	$40

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) for additional information

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of September 30, 2023, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.06% and 6.37% at September 30, 2023 and December 31, 2022, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$918,167	10.61%	$915,628	10.56%
Requirement to be well-capitalized	432,771	5.00	433,667	5.00
Excess	485,396	5.61	481,961	5.56

Common Equity Tier I risk-based capital:
Capital level	$918,167	13.49%	$915,628	13.79%
Requirement to be well-capitalized	442,255	6.50	431,734	6.50
Excess	475,912	6.99	483,894	7.29

Tier I risk-based capital:
Capital level	$918,167	13.49%	$915,628	13.79%
Requirement to be well-capitalized	544,314	8.00	531,365	8.00
Excess	373,853	5.49	384,263	5.79

Total risk-based capital:
Capital level	$956,955	14.06%	$954,457	14.37%
Requirement to be well-capitalized	680,393	10.00	664,206	10.00
Excess	276,562	4.06	290,251	4.37

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2023, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at September 30, 2023 and December 31, 2022 was 4.87% and 5.25%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	September 30, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$739,364	8.54%	$746,880	8.61%
Requirement to be well-capitalized	432,714	5.00	433,607	5.00
Excess	306,650	3.54	313,273	3.61

Common Equity Tier I risk-based capital:
Capital level	$692,914	10.19%	$698,258	10.52%
Requirement to be well-capitalized	442,155	6.50	431,635	6.50
Excess	250,759	3.69	266,623	4.02

Tier I risk-based capital:
Capital level	$739,364	10.87%	$746,880	11.25%
Requirement to be well-capitalized	544,191	8.00	531,243	8.00
Excess	195,173	2.87	215,637	3.25

Total risk-based capital:
Capital level	$968,152	14.23%	$975,709	14.69%
Requirement to be well-capitalized	680,239	10.00	664,054	10.00
Excess	287,913	4.23	311,655	4.69

14.     New Authoritative Accounting Pronouncements

Accounting Standards Adopted in 2023:

In March 2022, FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (Topic 326), which replaces the recognition and measurement guidance related to TDRs for creditors that have adopted ASC Topic 326 (commonly referred to as “CECL”) with the recognition and measurement guidance contained in Accounting Standards Codification (“ASC”) 310-20, to determine whether a modification results in a new loan or a continuation of an existing loan. This ASU also enhances disclosures about loan modifications for borrowers who are experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU should be applied on a prospective basis; however, institutions have the option to apply a modified retrospective transition method as it relates to the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The ASU was adopted on January 1, 2023 prospectively, without material impact on our business operations or to our consolidated financial statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At September 30, 2023, the Bank owns two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended September 30, 2023 we reported net income of $9.4 million, or $0.32 per diluted common share, an increase of $0.8 million, or 8.9% from net income of $8.6 million, or $0.29 per diluted common share earned in the three months ended June 30, 2023. The increase in net income was primarily driven by an increase in net interest income of $1.0 million and decreases in non-interest expense and provision for credit losses of $0.9 million and $0.8 million, respectively These improvements were partially offset by lower non-interest income of $1.6 million.

During the three months ended September 30, 2023, the net interest margin increased four basis points to 2.22% from 2.18% for the three months ended June 30, 2023. Excluding net gains (losses) from qualifying hedges and purchase accounting adjustments, the net interest margin decreased three basis points to 2.14% for the three months ended September 30, 2023, from 2.17% for the three months ended June 30, 2023.

Our loan portfolio is greater than 88% collateralized by real estate with an average loan to value of less than 36%. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At September 30, 2023, our allowance for credit losses (“ACL”) - loans stood at 57 basis points of gross loans and 225.4% of non-performing loans. Non-performing assets at the end of the quarter were 45 basis points of total assets.

Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment of goodwill. At September 30, 2023, the market capitalization of our reporting unit did not exceed its carrying value, however the fair value of our reporting unit is not driven solely by the market price of our stock. For goodwill impairment testing, management has concluded that the Company has one reporting unit. We performed our impairment tests of goodwill at June 30, 2023 using a quantitative assessment and concluded that the fair value of the reporting unit exceeded its carrying value. At September 30, 2023 we reviewed goodwill again through a qualitative assessment concluding no impairment was indicated. We monitor goodwill for potential impairment triggers on a quarterly basis. Given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents quarterly operating data highlights for the periods indicated:

	For the three months ended September 30,

	2023	2022

	(In thousands except per share data)
Quarterly operating data:
Interest income	$104,036	$81,745
Interest expense	59,609	20,539
Net interest income	44,427	61,206
Provision for credit losses	596	2,145
Noninterest income	3,476	8,995
Noninterest expense	34,415	35,634
Income before income tax expense	12,892	32,422
Income tax expense	3,493	8,980
Net income	$9,399	$23,442

Basic earnings per common share	$0.32	$0.76
Dividends per common share	0.32	0.76
Average diluted shares	29,703	30,695

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

General. Net income for the three months ended September 30, 2023 was $9.4 million, a decrease of $14.0 million, or 59.9%, from $23.4 million for the three months ended September 30, 2022. Diluted earnings per common share were $0.32 for the three months ended September 30, 2023, a decrease of $0.44 or 57.9%, from $0.76 for the three months ended September 30, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 85 basis points to 2.22% for the three months ended September 30, 2023 from 3.07% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out derivative swaps to align with our strategic business plan, and to move to a more interest rate neutral position.

Return on average equity was 5.57% for the three months ended September 30, 2023 compared to 13.91% for the three months ended September 30, 2022. Return on average assets was 0.44% for the three months ended September 30, 2023 compared to 1.11% for the three months ended September 30, 2022.

Interest Income. Interest and dividend income increased $22.3 million, or 27.3%, to $104.0 million for the three months ended September 30, 2023 from $81.7 million for the three months ended September 30, 2022. The increase in interest income was primarily attributable to the 110 basis point increase in the yield on interest-earning assets to 5.20% for the three months ended September 30, 2023 compared to 4.10% for the three month ended September 30, 2022. In addition, the average balance of total interest-earning assets increased $38.4 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 108 basis points to 5.07% for the three months ended September 30, 2023 from 3.99% for the three months ended September 30, 2022.

Interest Expense. Interest expense increased $39.1 million, or 190.2%, to $59.6 million for the three months ended September 30, 2023 from $20.5 million for the three months ended September 30, 2022. The growth in interest expense was primarily due to an increase of 227 basis points in the average cost of interest-bearing liabilities to 3.52% for the three

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

months ended September 30, 2023 from 1.25% for the three months ended September 30, 2022 and the increase of $218.8 million in the average balance of interest-bearing liabilities to $6,771.9 million for the three months ended September 30, 2023 from $6,553.1 million for the comparable prior year period. Rising rates have driven the increase in our cost of funds as the Federal Reserve increased rates 225 basis points between September 30, 2022 and September 30, 2023.

Net Interest Income. Net interest income for the three months ended September 30, 2023 was $44.4 million, a decrease of $16.8 million, or 27.4%, from $61.2 million for the three months ended September 30, 2022. The decrease in net interest income was driven by the net interest margin decreasing 85 basis points to 2.22% for the three months ended September 30, 2023 from 3.07% for the three months ended September 30, 2022. In addition, net interest income was negatively impacted by a decline in net interest-earning assets totaling $180.4 million to $1,245.6 million for the quarter ended September 30, 2023. The decrease in net interest-earning assets was primarily due to limited demand for lending coupled with the average balance of non-interest-bearing deposits declining $198.6 million to $851.7 million for the three months ended September 30, 2023 compared to $1,050.3 million for the three months ended September 30, 2022. Included in net interest income for the three months ended September 30, 2023 and 2022, was prepayment penalty income totaling $0.7 million and $1.3 million, respectively, net reversals and recovered interest from non-accrual loans totaling $0.2 million and $0.1 million, respectively, net gains from fair value adjustments on qualifying hedges totaling $1.3 million and less than $0.1 million, respectively, and purchase accounting income adjustments of $0.3 million and $0.8 million, respectively. Excluding all of these items, the net interest margin for the three months ended September 30, 2023 was 2.09%, a decrease of 87 basis points, from 2.96% for the three months ended September 30, 2022.

Provision for Credit Losses. During the three months ended September 30, 2023, the provision for credit losses was $0.6 million compared to $2.1 million for the three months ended September 30, 2022. The provision recorded during the three months ended September 30, 2023, was driven by increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios, partially offset by a fully reserved loan paid off during the quarter. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.0% at September 30, 2023. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended September 30, 2023 was $3.5 million, a decrease of $5.5 million, or 61.4% from $9.0 million in the prior year comparable period. The decrease was primarily due to net losses from fair value adjustments totaling $1.2 million in the current period compared to a net gain of $5.6 million recorded during the prior year period.

Non-Interest Expense. Non-interest expense for the three months ended September 30, 2023 was $34.4 million, a decrease of $1.2 million, or 3.4%, from $35.6 million for the three months ended September 30, 2022. The decrease was primarily due to lower salary related expense accruals, and a $3.1 million net benefit for Employee Retention Tax Credit refunds partially offset by higher other operating expenses.

Income before Income Taxes. Income before income taxes for the three months ended September 30, 2023 was $12.9 million, a decrease of $19.5 million, or 60.2%, from $32.4 million for the three months ended September 30, 2022 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $3.5 million for the three months ended September 30, 2023, a decrease of $5.5 million, or 61.1%, from $9.0 million for the three months ended September 30, 2022. The decrease was primarily due to the decline in income before income taxes. The effective tax rate for the three months ended September 30, 2023 was 27.1% compared to 27.7% for the three months ended September 30, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents operating data highlights for the periods indicated:

	For the nine months ended September 30,

	2023	2022

	(In thousands except per share data)
Operating data:
Interest income	$292,714	$227,356
Interest expense	159,647	37,941
Net interest income	133,067	189,415
Provision for credit losses	9,520	5,093
Noninterest income	15,506	17,661
Noninterest expense	107,397	109,950
Income before income tax expense	31,656	92,033
Income tax expense	8,471	25,337
Net income	$23,185	$66,696

Basic earnings per common share	$0.77	$2.15
Dividends per common share	0.77	2.15
Average diluted shares	30,017	30,960

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

General. Net income for the nine months ended September 30, 2023 was $23.2 million, a decrease of $43.5 million, or 65.2%, from $66.7 million for the nine months ended September 30, 2022. Diluted earnings per common share were $0.77 for the nine months ended September 30, 2023, a decrease of $1.38 or 64.2%, from $2.15 for the nine months ended September 30, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 104 basis points to 2.22% for the nine months ended September 30, 2023 from 3.26% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out derivative swaps to align with our strategic plans.

Return on average equity was 4.56% for the nine months ended September 30, 2023 compared to 13.24% for the nine months ended September 30, 2022. Return on average assets was 0.36% for the nine months ended September 30, 2023 compared to 1.08% for the nine months ended September 30, 2022.

Interest Income. Interest and dividend income increased $65.4 million, or 28.7%, to $292.7 million for the nine months ended September 30, 2023 from $227.4 million for the nine months ended September 30, 2022. The increase in interest income was primarily attributable to the 97 basis point increase in the yield on interest-earning assets to 4.88% for the nine months ended September 30, 2023 compared to 3.91% for the comparable prior year period. In addition, the average balance of interest-earnings assets increased $235.3 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets, increased 103 basis points to 4.81% for the nine months ended September 30, 2023 from 3.78% for the nine months ended September 30, 2022.

Interest Expense. Interest expense increased $121.7 million, or 320.8%, to $159.6 million for the nine months ended September 30, 2023 from $37.9 million for the nine months ended September 30, 2022. The growth in interest expense was primarily due to an increase of 237 basis points in the average cost of interest-bearing liabilities to 3.16% for the nine months ended September 30, 2023 from 0.79% for the nine months ended September 30, 2022 and an increase of $372.8

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

million in the average balance of interest-bearing liabilities to $6,744.3 million for the nine months ended September 30, 2023 from $6,371.5 million for the comparable prior year period. Rising rates have driven the increase in our cost of funds as the Federal Reserve increased rates by 225 basis points between September 30, 2022 and September 30, 2023.

Net Interest Income. Net interest income for the nine months ended September 30, 2023 was $133.1 million, a decrease of $56.3 million, or 29.7%, from $189.4 million for the nine months ended September 30, 2022. The decrease in net interest income was driven by the net interest margin decreasing 104 basis points to 2.22% for the nine months ended September 30, 2023 from 3.26% for the nine months ended September 30, 2022. In addition, net interest income was negatively impacted by a year over year decline in net interest-earning assets totaling $137.5 million to $1,255.8 million for the nine months ended September 30, 2023. The decrease in net interest-earning assets was primarily due to limited demand for lending coupled with the average balance of non-interest-bearing deposits declining $166.5 million to $865.8 million for the nine months ended September 30, 2023 compared to $1,032.3 million for the nine months ended September 30, 2022. Included in net interest income for the nine months ended September 30, 2023 and 2022, was prepayment penalty income totaling $1.6 million and $5.1 million, respectively, net reversals and recovered interest from non-accrual loans totaling $0.3 million and $0.2 million, respectively, net gains (losses) from fair value adjustments on qualifying hedges totaling $1.2 million and ($0.2) million, respectively, and purchase accounting income of $1.0 million and $2.2 million, respectively. Excluding all of these items, the net interest margin for the nine months ended September 30, 2023 was 2.15%, a decrease of 98 basis points, from 3.13% for the nine months ended September 30, 2022.

Provision for Credit Losses. During the nine months ended September 30, 2023, the provision for credit losses was $9.5 million compared to $5.1 million for the nine months ended September 30, 2022. The provision recorded during the nine months ended September 30, 2023, was driven by fully reserving for two non-accrual business loans that were subsequently charged-off, and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.0% at September 30, 2023. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2023 was $15.5 million, a decrease of $2.2 million, or 12.2% from $17.7 million in the prior year comparable period. The decrease was primarily due to net gains from fair value adjustments totaling $1.7 million in the current period compared to $6.4 million recorded during the prior year period.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2023 was $107.4 million, a decrease of $2.6 million, or 2.3%, from $110.0 million for the nine months ended September 30, 2022. The decrease was primarily due to lower salary related expense accruals, a $6.6 million net benefit for Employee Retention Tax Credit refunds and the effects of the decreased stock price on the attendant benefits plans.

Income before Income Taxes. Income before income taxes for the nine months ended September 30, 2023 was $31.7 million, a decrease of $60.4 million, or 65.6%, from $92.0 million for the nine months ended September 30, 2022 for the previously discussed reasons.

Provision for Income Taxes. The provision for income taxes was $8.5 million for the nine months ended September 30, 2023, a decrease of $16.9 million, or 66.6%, from $25.3 million for the nine months ended September 30, 2022. The decrease was primarily due to the decline in income before income taxes. The effective tax rate for nine months ended September 30, 2023 was 26.8% compared to 27.5% for the nine months ended September 30, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at September 30, 2023 were $8,577.3 million, an increase of $154.3 million, or 1.8%, from $8,422.9 million at December 31, 2022. Total net loans decreased $37.5 million, or 0.5%, during the nine months ended September 30, 2023, to $6,856.8 million from $6,894.3 million at December 31, 2022. Loan originations and purchases were $573.8 million for the nine months ended September 30, 2023, a decrease of $723.0 million, or 55.8%, from $1,296.8 million for the nine months ended September 30, 2022. The decreased loan originations were a result of interest rate increases over the past year as customers adapt to the increased rate environment. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $363.3 million at September 30, 2023, compared to $252.2 million at December 31, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Multi-family residential	$75,655	$173,980	$149,720	$409,086
Commercial real estate	70,197	77,777	124,290	287,705
One-to-four family – mixed-use property	6,028	12,383	16,778	33,109
One-to-four family – residential	1,070	4,102	5,429	17,550
Construction (1)	6,971	7,170	26,374	24,291
Small Business Administration	—	46	1,138	2,796
Commercial business and other (2)	81,549	188,202	250,067	522,229
Total	$241,470	$463,660	$573,796	$1,296,766

(1) Includes purchases of $0.7 million for the three months ended September 30, 2022. Includes purchases of $0.1 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

(2) Includes purchases of $36.7 million and $109.4 million for the three months ended September 30, 2023 and 2022, respectively.  Includes purchases of $120.6 million and $205.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the nine months ended September 30, 2023 had an average loan-to-value ratio of 43.6% and an average debt coverage ratio of 175.0%.

The Bank’s non-performing assets totaled $38.4 million at September 30, 2023, a decrease of $15.0 million, or 28.1% from December 31, 2022. Total non-performing assets as a percentage of total assets were 0.45% at September 30, 2023 and 0.63% at December 31, 2022. The ratio of ACL – loans to total non-performing loans was 225.4% at September 30, 2023 and 124.9% at December 31, 2022.

During the nine months ended September 30, 2023 mortgage-backed securities decreased $46.4 million, or 11.8%, to $345.7 million from $392.2 million at December 31, 2022. The decrease in mortgage-backed securities during the nine months ended September 30, 2023 was primarily due to the principal repayment of securities totaling $31.8 million and a decrease in the fair value totaling $13.9 million.

During the nine months ended September 30, 2023, other securities increased $154.1 million, or 37.0%, to $571.1 million from $416.9 million at December 31, 2022. The increase in other securities during the nine months ended September 30, 2023, was primarily due to purchases of $171.7 million at an average rate of 6.55% partially offset by maturities totaling $10.0 million and a decrease in the fair value totaling $2.6 million. At September 30, 2023, other securities primarily consisted of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds, and CLOs.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $7,908.1 million at September 30, 2023, an increase of $162.4 million, or 2.1%, from $7,745.8 million at December 31, 2022. During the nine months ended September 30, 2023, due to depositors increased $172.3 million, or 2.7%, to $6,609.5 million due to an increase of certificates of deposit totaling $795.0 million partially offset by a net decrease in all other deposit accounts totaling $622.7 million. The Company has based deposit growth on certificates of deposit as they extend liabilities thus reducing interest rate risk. Included in deposits were brokered deposits totaling $1,102.6 million, an increase of $246.3 million from $856.3 million at December 31, 2022. At September 30, 2023, the Company had uninsured deposits totaling $1.9 billion, or 29% of deposits with $0.9 million of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.0 billion or 16% of deposits. Borrowed funds decreased $52.0 million during the nine months ended September 30, 2023.

Total deposits at September 30, 2023 and December 31, 2022 and the weighted average rate on deposits at September 30, 2023 and December 31, 2022, are as follows:

			Weighted	Weighted
			Average	Average
	September 30,	December 31,	Rate	Rate
	2023	2022	2023 (1)	2022 (1)

Interest-bearing deposits:	(Dollars in thousands)
Certificate of deposit accounts	$2,321,369	$1,526,338	4.35%	3.03%
Savings accounts	112,730	143,641	0.44	0.21
Money market accounts	1,551,176	2,099,776	3.76	2.47
NOW accounts	1,749,802	1,746,190	3.54	2.14
Total interest-bearing deposits	5,735,077	5,515,945
Non-interest bearing demand deposits	874,420	921,238
Total due to depositors	6,609,497	6,437,183
Mortgagors' escrow deposits	72,012	48,159
Total deposits	$6,681,509	$6,485,342

(1) The weighted average rate does not reflect the benefit of interest rate swaps.

Equity. Total stockholders’ equity decreased $8.0 million, or 1.2%, to $669.1 million at September 30, 2023, from $677.2 million at December 31, 2022. Stockholders’ equity decreased due to the declaration and payment of dividends on the Company’s common stock of $0.66 per common share totaling $19.8 million, the repurchase of 747,683 shares at an average cost of $14.49 per share totaling $10.8 million and a decrease of $4.4 million in accumulated other comprehensive income. These decreases were partially offset by net income of $23.2 million. Book value per common share increased to $23.15 at September 30, 2023 compared to $22.97 at December 31, 2022.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity are to maintain the ability to originate and purchase loans, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, and other types of borrowings. At September 30, 2023, the Company had available liquidity totaling $3.7 billion.

Liquidity management is both a short and long-term function of business management. During 2023, funds were provided by the Company’s operating and financing activities, which were used to fund our investing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2023, cash and cash equivalents

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

totaled $200.9 million, an increase of $49.2 million, or 32.4% from $151.8 million, at December 31, 2022. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At September 30, 2023 and December 31, 2022, restricted cash totaled $92.1 million and $67.0 million, respectively.

The following table presents the Company’s available liquidity by source at the period indicated below

	At September 30, 2023
	Total	Amount	Net
	Available	Used	Availability

Internal Sources:	(In millions)
Free Securities	$728.2	$—	$728.2
Interest Earnings Deposits	61.6	—	61.6
External Sources:
Federal Home Loan Bank	3,791.8	1,883.9	1,907.9
Other Banks	1,028.0	—	1,028.0
Total Liquidity	$5,609.6	$1,883.9	$3,725.7

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2023. Various estimates regarding prepayment assumptions are made at each level of rate shock. At September 30, 2023, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the change in the Company’s net portfolio value and the net portfolio value ratio as of September 30, 2023:

	Projected Percentage Change In
Change in Interest Rate	Net Portfolio Value (NPV)	Net Portfolio Value Ratio
-200 Basis points	(3.8)%	9.8%
-100 Basis points	(1.4)	10.2
Base interest rate	-	10.5
+100 Basis points	(1.9)	10.5
+200 Basis points	(3.6)	10.4

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

The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2023 and 2022. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table presents the Company’s interest rate shock as of September 30, 2023 and 2022:

	Projected Percentage Change In Net Interest Income
	September 30,
	2023	2022
-200 Basis points	(1.0)%	9.8%
-100 Basis points	-	5.6
Base interest rate	-	-
+100 Basis points	(3.0)	(8.9)
+200 Basis points	(6.0)	(17.8)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is also excluded from this analysis. Based on these assumptions, net interest income would be reduced by 1.7% from a 100 basis point increase in rates over the next twelve months. Actual results could differ significantly from these estimates.

At September 30, 2023, the Company had a derivative portfolio with a notional value totaling $2.3 billion. This portfolio is designed to move the Company more towards interest rate neutral from changes in interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. The significant improvement in the rate sensitivity over the past year is primarily due to an increase in the use of interest rate hedges.

A portion of this portfolio is comprised of interest rate swaps on certain short-term advances and deposits totaling $826.8 million. At September 30, 2023, $776.8 million of the interest rate swaps are effective swaps at a weighted average rate of approximately 2.39% that mature through 2027 and $50.0 million of the interest rate swaps are forward swaps effective in 2024, at an average rate of 0.80%. The Company also has $200.0 million of portfolio layer pay fixed fair value swaps as a hedge for securities with a weighted average receive rate of 5.33% and $500.0 million of pay fixed fair value swaps as a hedge for the loan portfolio with a weighted average receive rate of 5.33%..

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2023				2022
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,314,215	$68,931	5.19%		$5,340,694	$58,374	4.37%
Other loans, net	1,498,804	22,535	6.01		1,520,769	17,172	4.52
Total loans, net (1) (2)	6,813,019	91,466	5.37		6,861,463	75,546	4.40
Taxable securities:
Mortgage-backed securities	436,181	3,031	2.78		568,854	2,466	1.73
Other securities	528,091	7,003	5.30		362,629	2,839	3.13
Total taxable securities	964,272	10,034	4.16		931,483	5,305	2.28
Tax-exempt securities: (3)
Other securities	66,438	484	2.91		67,211	492	2.93
Total tax-exempt securities	66,438	484	2.91		67,211	492	2.93
Interest-earning deposits and federal funds sold	173,731	2,154	4.96		118,913	506	1.70
Total interest-earning assets (3)	8,017,460	104,138	5.20		7,979,070	81,849	4.10
Other assets	486,904				463,587
Total assets	$8,504,364				$8,442,657
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$115,437	130	0.45		$154,545	53	0.14
NOW accounts	1,907,781	16,843	3.53		1,808,608	3,640	0.81
Money market accounts	1,584,308	14,386	3.63		2,136,829	5,280	0.99
Certificate of deposit accounts	2,290,669	18,639	3.25		1,057,733	2,948	1.11
Total due to depositors	5,898,195	49,998	3.39		5,157,715	11,921	0.92
Mortgagors' escrow accounts	69,525	68	0.39		68,602	44	0.26
Total deposits	5,967,720	50,066	3.36		5,226,317	11,965	0.92
Borrowed funds	804,140	9,543	4.75		1,326,770	8,574	2.58
Total interest-bearing liabilities	6,771,860	59,609	3.52		6,553,087	20,539	1.25
Non-interest-bearing deposits	851,677				1,050,296
Other liabilities	205,314				164,992
Total liabilities	7,828,851				7,768,375
Equity	675,513				674,282
Total liabilities and equity	$8,504,364				$8,442,657
Net interest income / net interest rate spread (tax equivalent) (3)		$44,529	1.68%			$61,310	2.85%
Net interest-earning assets / net interest margin(tax equivalent) (3)	$1,245,600		2.22%		$1,425,983		3.07%
Ratio of interest-earning assets to interest-bearing liabilities			1.18	X			1.22	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.4 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively.

(2) Loan interest income includes net gains from fair value adjustments on qualifying hedges of $1.4 million and $28,000 for three months ended September 30, 2023 and 2022, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended September 30, 2023 and 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the nine months ended September 30,
	2023				2022
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,318,616	$194,673	4.88%		$5,224,289	$167,119	4.27%
Other loans, net	1,519,124	65,059	5.71		1,470,239	45,135	4.09
Total loans, net (1) (2)	6,837,740	259,732	5.06		6,694,528	212,254	4.23
Taxable securities:
Mortgage-backed securities	447,491	8,288	2.47		581,439	6,989	1.60
Other securities	470,898	17,461	4.94		308,008	6,048	2.62
Total taxable securities	918,389	25,749	3.74		889,447	13,037	1.95
Tax-exempt securities: (3)
Other securities	66,631	1,441	2.88		64,081	1,708	3.55
Total tax-exempt securities	66,631	1,441	2.88		64,081	1,708	3.55
Interest-earning deposits and federal funds sold	177,369	6,095	4.58		116,817	716	0.82
Total interest-earning assets (3)	8,000,129	293,017	4.88		7,764,873	227,715	3.91
Other assets	478,170				471,197
Total assets	$8,478,299				$8,236,070
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$124,736	396	0.42		$155,966	152	0.13
NOW accounts	1,968,199	46,780	3.17		1,977,621	5,838	0.39
Money market accounts	1,797,398	43,113	3.20		2,206,973	8,507	0.51
Certificate of deposit accounts	2,007,954	44,927	2.98		923,301	5,510	0.80
Total due to depositors	5,898,287	135,216	3.06		5,263,861	20,007	0.51
Mortgagors' escrow accounts	79,136	155	0.26		79,192	52	0.09
Total deposits	5,977,423	135,371	3.02		5,343,053	20,059	0.50
Borrowed funds	766,919	24,276	4.22		1,028,489	17,882	2.32
Total interest-bearing liabilities	6,744,342	159,647	3.16		6,371,542	37,941	0.79
Non-interest-bearing deposits	865,777				1,032,319
Other liabilities	190,699				160,621
Total liabilities	7,800,818				7,564,482
Equity	677,481				671,588
Total liabilities and equity	$8,478,299				$8,236,070
Net interest income / net interest rate spread (tax equivalent) (3)		$133,370	1.72%			$189,774	3.12%
Net interest-earning assets / net interest margin (tax equivalent) (3)	$1,255,787		2.22%		$1,393,331		3.26%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.22	X

(1) Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.5 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $1.3 million and ($0.2) million for nine months ended September 30, 2023 and 2022, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.3 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	For the nine months ended September 30,
(In thousands)	2023	2022
Mortgage Loans
At beginning of period	$5,380,935	$5,200,782
Mortgage loans originated:
Multi-family residential	149,720	409,086
Commercial real estate	124,290	287,705
One-to-four family mixed-use property	16,778	33,109
One-to-four family residential	5,429	17,550
Construction	26,245	21,999
Total mortgage loans originated	322,462	769,449

Mortgage loans purchased:
Construction	129	2,292
Total mortgage loans purchased	129	2,292

Less:
Principal reductions	307,017	555,959
Mortgage loan sales	8,506	29,024
Charge-Offs	20	2
At end of period	$5,387,983	$5,387,538

Non-mortgage loans
At beginning of period	$1,544,823	$1,433,084
Loans originated:
Small Business Administration	1,138	2,796
Commercial business	126,547	314,315
Other	2,929	2,660
Total other loans originated	130,614	319,771

Non-mortgage loans purchased:
Commercial business	120,591	205,254
Total non-mortgage loans purchased	120,591	205,254

Less:
Principal reductions (1)	275,329	397,520
Charge-offs (2)	11,028	380
At end of period	$1,509,671	$1,560,209

(1) Includes SBA PPP reductions totaling $1.3 million and $67.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows our non-performing assets at the periods indicated:

	September 30,	December 31,
(In thousands)	2023	2022
Loans 90 days or more past due and still accruing:
Construction	$—	$2,600
Total	—	2,600
Non-accrual loans:
Multi-family residential	3,206	3,206
Commercial real estate	—	237
One-to-four family - mixed-use property (1)	1,075	790
One-to-four family - residential	4,161	4,425
Small business administration	1,255	937
Commercial Business and other (1)	7,708	20,187
Total	17,405	29,782
Total non-performing loans	17,405	32,382
Other non-performing assets:
Held-to-maturity securities	20,981	20,981
Total	20,981	20,981

Total non-performing assets	$38,386	$53,363

Non-performing assets to total assets	0.45%	0.63%
ACL - loans to non-accrual loans	225.38%	135.79%
ACL - loans to non-performing assets	102.19%	75.79%

(1) Adopted ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023; Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: one-to-four family mixed-use property loans totaling $0.2 million, and commercial business loans totaling less than $0.1 million at December 31, 2022.

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolio, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2023. The amortized cost of Criticized and Classified assets were $96.7 million at September 30, 2023, an increase of $7.8 million from $88.9 million at December 31, 2022. The Company had one investment security with an amortized cost of $21.0 million classified as substandard at September 30, 2023 and December 31, 2022.

Included within net loans at September 30, 2023 and December 31, 2022, were $4.7 million and $5.2 million respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the nine months ended September 30,
(In thousands)	2023	2022
Balance at beginning of period	$40,442	$37,135
Loans- charge-off	(11,050)	(1,410)
Loans- recovery	298	686
Loans- provision	9,538	4,857
Allowance for credit losses - loans	$39,228	$41,268

Balance at beginning of period	$1,100	$862
Held-to-maturity securities- (benefit) provision	(18)	234
Allowance for HTM securities losses	$1,082	$1,096

Balance at beginning of period	$970	$1,209
Off-balance sheet- (benefit) provision	(37)	(396)
Allowance for off-balance sheet losses	$933	$813

Allowance for credit losses	$41,243	$43,177

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2023	2022
Balance at beginning of year	$40,442	$37,135
Provision for credit losses	9,538	4,857

Loans charged-off:
One-to-four family - residential	(12)	(2)
Commercial real estate	(8)	—
One-to-four family - mixed-use property	—	—
SBA	(7)	(1,054)
Commercial business and other loans	(11,023)	(354)
Total loans charged-off	(11,050)	(1,410)

Recoveries:
Multi-family residential	1	1
One-to-four family - residential	50	4
Small Business Administration	219	39
Taxi medallion	—	447
Commercial business and other	28	195
Total recoveries	298	686

Net charge-offs	(10,752)	(724)
Balance at end of year	$39,228	$41,268

Ratio of net charge-offs to average loans outstanding during the period	0.21%	0.01%
Ratio of ACL - loans to gross loans at end of period	0.57%	0.59%
Ratio of ACL - loans to non-performing loans at end of period	225.38%	142.29%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2023:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2023	—	—	—	906,131
August 1 to August 31, 2023	59,352	15.88	59,352	846,779
September 1 to September 30, 2023	—	—	—	846,779
Total	59,352	$15.88	59,352

On May 30, 2023, the Board of Directors approved an additional one million shares of common stock for repurchase. During the quarter ended September 30, 2023, the Company repurchased 59,352 shares of the Company’s common stock. On September 30, 2023, 846,779 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	November 7, 2023	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	November 7, 2023	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer