Form 10-Q/A
period 2023-03-31
FLUSHING FINANCIAL CORP
filed 2024-02-12
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
Emerging growth company ☐

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

EXPLANATORY NOTE

This amended and restated Quarterly Report on Form 10-Q/A (this “Quarterly Report”) amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed by Flushing Financial Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 10, 2023.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2024, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three month period ended March 31, 2023, required restatement to correct the accounting  treatment of employee retention credits (the “ERCs”) and disclosures, which ERCs were incorrectly recognized as income during such period. The change impacted net income by a decrease of $1.1 million for the three-month period ended March 31, 2023.

In the course of preparing the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, the Company determined that, notwithstanding reliance on its independent tax credit advisors, it is not able to treat the ultimate realization of the ERCs as “probable” under U.S. generally accepted accounting practices, therefore, requiring the restatement of the Company’s previously issued consolidated financial statements for the referenced period and amendments to the Company’s related previously filed quarterly report on Form 10-Q during such year.

Although the Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for the ERCs as previously reported, the Company determined that it could no longer rely on such advice.

In connection with its evaluation of the restatements described above, management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting existed as of March 31, 2023. Specifically, the Company did not maintain effective controls over the probability assessment associated with the recognition of income related to the ERCs. See additional discussion included in Part I – Item 4, “Controls and Procedures” of this Quarterly Report.

i

ii

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	March 31,
	2023	December 31,
	(As Restated)	2022

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$176,747	$151,754
Securities held-to-maturity, net of allowance of $1,087 and $1,100, respectively, (assets pledged of $4,647 and $4,550, respectively; fair value of $67,869 and $62,550, respectively)	73,523	73,711
Securities available for sale, at fair value: (assets pledged of $193,558 and $172,235, respectively; $13,192 and $13,023 at fair value pursuant to the fair value option, respectively)	811,928	735,357
Loans, net of fees and costs	6,904,176	6,934,769
Less: Allowance for credit losses	(38,729)	(40,442)
Net loans	6,865,447	6,894,327
Interest and dividends receivable	46,836	45,048
Bank premises and equipment, net	21,567	21,750
Federal Home Loan Bank of New York stock, at cost	38,779	45,842
Bank owned life insurance	214,240	213,131
Goodwill	17,636	17,636
Core deposit intangibles	1,891	2,017
Right of use asset	42,268	43,289
Other assets	168,872	179,084
Total assets	$8,479,734	$8,422,946

Liabilities
Due to depositors:
Non-interest bearing	$872,254	$921,238
Interest-bearing	5,783,263	5,515,945
Total Due to depositors	6,655,517	6,437,183
Mortgagors' escrow deposits	78,573	48,159
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	652,262	815,501
Subordinated debentures	187,130	186,965
Junior subordinated debentures, at fair value	48,117	50,507
Total borrowed funds	887,509	1,052,973
Operating lease liability	45,353	46,125
Other liabilities	140,437	161,349
Total liabilities	7,807,389	7,745,789

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 29,488,456 shares and 29,476,391 shares outstanding, respectively)	341	341
Additional paid-in capital	262,876	264,332
Treasury stock, at average cost (4,599,167 shares and 4,611,232 shares, respectively)	(97,760)	(98,535)
Retained earnings	544,672	547,507
Accumulated other comprehensive loss, net of taxes	(37,784)	(36,488)
Total stockholders' equity	672,345	677,157

Total liabilities and stockholders' equity	$8,479,734	$8,422,946

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	March 31,
	2023 (As Restated)	2022

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$82,889	$67,516
Interest and dividends on securities:
Interest	7,240	3,745
Dividends	29	8
Other interest income	1,959	51
Total interest and dividend income	92,117	71,320
Interest expense
Deposits	39,056	3,408
Other interest expense	7,799	4,433
Total interest expense	46,855	7,841
Net interest income	45,262	63,479
Provision for credit losses	7,508	1,358
Net interest income after provision for credit losses	37,754	62,121
Non-interest income
Banking services fee income	1,411	1,374
Net gain on sale of loans	54	—
Net gain (loss) from fair value adjustments	2,619	(1,809)
Federal Home Loan Bank of New York stock dividends	697	397
Bank owned life insurance	1,109	1,114
Other income	967	237
Total non-interest income	6,857	1,313
Non-interest expense
Salaries and employee benefits	22,562	23,649
Occupancy and equipment	3,793	3,604
Professional services	2,261	2,222
FDIC deposit insurance	977	420
Data processing	1,435	1,424
Depreciation and amortization of bank premises and equipment	1,510	1,460
Other real estate owned / foreclosure expense	165	84
Other operating expenses	6,453	5,931
Total non-interest expense	39,156	38,794
Income before income taxes	5,455	24,640
Provision for income taxes
Federal	1,071	4,650
State and local	340	1,771
Total provision for income taxes	1,411	6,421
Net income	$4,044	$18,219

Basic earnings per common share	$0.13	$0.58
Diluted earnings per common share	$0.13	$0.58
Dividends per common share	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2023 (As Restated)	2022

	(In thousands)
Net income	$4,044	$18,219
Other comprehensive loss, net of tax:
Amortization of actuarial gains, net of taxes of $31 and $2, respectively.	(69)	(4)
Amortization of prior service credits, net of taxes of $2 for the three months ended March 31, 2022.	—	(5)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($1,883), and $10,892, respectively.	3,987	(23,427)
Net unrealized (loss) gain on cash flow hedges, net of taxes of $2,345, and ($6,857), respectively.	(5,140)	14,751
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $33, and $63, respectively.	(74)	(135)
Total other comprehensive loss, net of tax	(1,296)	(8,820)
Comprehensive net income	$2,748	$9,399

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023 (As Restated)	2022

	(In thousands)
Operating Activities
Net income	$4,044	$18,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	7,508	1,358
Depreciation and amortization of premises and equipment	1,510	1,460
Net gain on sales of loans	(54)	—
Net amortization (accretion) of premiums and discounts	1,234	(492)
Deferred income tax provision	1,136	—
Net (gain) loss from fair value adjustments	(2,619)	1,809
Net (gain) loss from fair value adjustments of qualifying hedges	(100)	129
Income from bank owned life insurance	(1,109)	(1,114)
Stock-based compensation expense	3,808	4,194
Deferred compensation	(1,707)	(2,545)
Amortization of core deposit intangibles	126	142
(Increase) decrease in other assets	(9,033)	3,570
(Decrease) increase in other liabilities	(15,162)	13,847
Net cash (used in) provided by operating activities	(10,418)	40,577
Investing Activities
Purchases of premises and equipment	(1,327)	(874)
Purchases of Federal Home Loan Bank - NY shares	(55,017)	(388)
Redemptions of Federal Home Loan Bank - NY shares	62,080	2,434
Purchases of securities held-to-maturity	—	(16,476)
Proceeds from prepayments of securities held-to-maturity	200	—
Purchases of securities available for sale	(93,068)	(130,312)
Proceeds from maturities and prepayments of securities available for sale	21,087	32,177
Change in cash collateral	(6,180)	—
Net repayments of loans	75,496	72,080
Purchases of loans	(44,466)	(54,309)
Proceeds from sale of loans	2,575	—
Net cash used in investing activities	(38,620)	(95,668)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the three months ended March 31,
	2023 (As Restated)	2022

	(In thousands)
Financing Activities
Net (decrease) increase in noninterest-bearing deposits	$(48,984)	$73,406
Net increase in interest-bearing deposits	267,208	16,482
Net increase in mortgagors' escrow deposits	30,414	27,582
Net (repayments) proceeds from short-term borrowed funds	(235,000)	110,000
Proceeds (repayments) from long-term borrowing	71,761	(50,000)
Purchase of treasury shares and repurchase of shares to satisfy tax obligations	(4,709)	(10,845)
Cash dividends paid	(6,659)	(6,850)
Net cash provided by financing activities	74,031	159,775
Net increase in cash and cash equivalents, and restricted cash	24,993	104,684
Cash, cash equivalents, and restricted cash, beginning of period	151,754	81,723
Cash, cash equivalents, and restricted cash, end of period	$176,747	$186,407
Supplemental Cash Flow Disclosure
Interest paid	$48,889	$6,846
Income taxes paid	1,993	214
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	1,948	384

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2022	29,476,391	$677,157	$341	$264,332	$(98,535)	$547,507	$(36,488)

Net income (As Restated)	—	4,044	—	—	—	4,044	—
Vesting of restricted stock unit awards	256,798	—	—	(5,264)	5,484	(220)	—
Purchase of treasury shares	(159,516)	(3,053)	—	—	(3,053)	—	—
Stock-based compensation expense	—	3,808	—	3,808	—	—	—
Repurchase of shares to satisfy tax obligation	(85,217)	(1,656)	—	—	(1,656)	—	—
Dividends on common stock ($0.22 per share)	—	(6,659)	—	—	—	(6,659)	—
Other comprehensive loss	—	(1,296)	—	—	—	—	(1,296)
Balance at March 31, 2023 (As Restated)	29,488,456	$672,345	$341	$262,876	$(97,760)	$544,672	$(37,784)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2021	30,526,353	$679,628	$341	$263,375	$(75,293)	$497,889	$(6,684)

Net income	—	18,219	—	—	—	18,219	—
Award of common shares released from Employee Benefit Trust	—	287	—	287	—	—	—
Vesting of restricted stock unit awards	297,626	—	—	(6,019)	6,304	(285)	—
Purchase of treasury shares	(360,000)	(8,469)	—	—	(8,469)	—	—
Stock-based compensation expense	—	4,194	—	4,194	—	—	—
Repurchase of shares to satisfy tax obligation	(97,435)	(2,376)	—	—	(2,376)	—	—
Dividends on common stock ($0.22 per share)	—	(6,850)	—	—	—	(6,850)	—
Other comprehensive loss	—	(8,820)	—	—	—	—	(8,820)
Balance at March 31, 2022	30,366,544	$675,813	$341	$261,837	$(79,834)	$508,973	$(15,504)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

The primary business of Flushing Financial Corporation (the “Company”), a Delaware corporation, is the operation of its wholly owned subsidiary, Flushing Bank (the “Bank”).

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q/A (“Quarterly Report”) include the collective results of the Company and its direct and indirect wholly owned subsidiaries, including the Bank, Flushing Service Corporation and FSB Properties Inc., which are collectively herein referred to as “we,” “us,” “our” and the “Company.”

The Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts. The Trusts are not included in the Company’s consolidated financial statements, as the Company would not absorb the losses of the Trusts if any losses were to occur.

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

This Quarterly Report amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed the SEC on May 10, 2023.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2024, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three month period ended March 31, 2023, required restatement to correct the accounting  treatment of employee retention credits (the “ERCs”) and disclosures, which ERCs were incorrectly recognized as income during such period. The change impacted net income by a decrease of $1.1 million for the three-month period ended March 31, 2023.

In the course of preparing the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, the Company determined that, notwithstanding reliance on its independent tax credit advisors, it is not able to treat the ultimate realization of the ERCs as “probable” under U.S. generally accepted accounting practices, therefore, requiring the restatement of the Company’s previously issued consolidated financial statements for the referenced periods and amendments to the Company’s related previously filed quarterly reports on Form 10-Q during such year.

Although the Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for the ERCs as previously reported, the Company determined that it could no longer rely on such advice.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the effects of the restatements on select consolidated financial statements as reported as of and for the periods stated and are unaudited:

Consolidated Statements of Financial Condition:

	As of March 31, 2023
(In thousands)	As Reported	Adjustments	As Restated
Other assets	$168,259	$613	$168,872
Total assets	8,479,121	613	8,479,734
Other liabilities	138,710	1,727	140,437
Total liabilities	7,805,662	1,727	7,807,389
Retained earnings	545,786	(1,114)	544,672
Total stockholders’ equity	673,459	(1,114)	672,345
Total liabilities and stockholders’ equity	8,479,121	613	8,479,734

Consolidated Statements of Income:

	For the three months ended March 31, 2023
(In thousands, except per share data)	As Reported	Adjustments	As Restated
Other income	$1,018	$(51)	$967
Total non-interest income	6,908	(51)	6,857
Salaries and employee benefits	20,887	1,675	22,562
Professional services	2,483	(222)	2,261
Total non-interest expense	37,703	1,453	39,156
Income before income taxes	6,959	(1,504)	5,455
Federal income tax	1,367	(296)	1,071
State and local income tax	434	(94)	340
Total provision for income tax	1,801	(390)	1,411
Net income	5,158	(1,114)	4,044
Basic earnings per common share	0.17	(0.04)	0.13
Diluted earnings per common share	0.17	(0.04)	0.13

Consolidated Statements of Comprehensive Income:

	For the three months ended March 31, 2023
(In thousands)	As Reported	Adjustments	As Restated
Net income	$5,158	$(1,114)	$4,044
Comprehensive net income	3,862	(1,114)	2,748

Consolidated Statements of Cash Flows:

Operating Activities:

	For the three months March 31, 2023
(In thousands)	As Reported	Adjustments	As Restated
Net income	$5,158	$(1,114)	$4,044
(Increase) decrease in other assets	(8,420)	(613)	(9,033)
(Decrease) increase in other liabilities	(16,889)	1,727	(15,162)

In addition, the following footnotes have been updated to reflect the restated amounts:

Note 3 – Earnings Per Share

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 13 – Regulatory Capital

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

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
	2023 (As Restated)	2022

	(In thousands, except per share data)
Net income, as reported	$4,044	$18,219
Divided by:
Weighted average common shares outstanding	30,265	31,524
Weighted average common stock equivalents (1)	—	—
Total weighted average common shares outstanding and common stock equivalents	30,265	31,524
Basic earnings per common share	$0.13	$0.58
Diluted earnings per common share	$0.13	$0.58
Dividend Payout ratio	169.2%	37.9%
(1)	For the three months ended March 31, 2023, and 2022, there were no common stock equivalents that were anti-dilutive.

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

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

March 31, 2023	(In thousands)
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$650,750	$28,653	$270,750	$3,277
Fair value hedges:
Interest rate swaps (loans and securities)	471,520	20,967	—	—
Non hedge:
Interest rate swaps (loans)	109,749	15,452	109,749	15,452
Total	$1,232,019	$65,072	$380,499	$18,729

December 31, 2022
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$700,750	$31,716	$170,750	$210
Fair value hedges:
Interest rate swaps (loans)	273,607	24,673	—	—
Non hedge:
Interest rate swaps (loans)	110,598	18,197	110,598	18,197
Total	$1,084,955	$74,586	$281,348	$18,407
(1)	Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged Assets		the Hedged Assets
the Hedged Item is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Loans:
Multi-family residential	$84,384	$82,613	$(8,081)	$(10,480)
Commercial real estate	168,311	167,353	(12,797)	(15,442)
Total	$252,695	$249,966	$(20,878)	$(25,922)

Securities available for sale:
Mortgage-backed securities	$306,425	$—	$(1,238)	$—
Total	$306,425	$—	$(1,238)	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended
	Affected Line Item in the Statements	March 31,
(In thousands)	Where Net Income is Presented	2023	2022
Financial Derivatives:

Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	$1,897	$(1,435)

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	58	—

Interest rate swaps - cash flow hedge (borrowings)	Other interest expense	1,421	(2,465)
			—
Interest rate swaps - cash flow hedge (deposits)	Deposits	2,867	(55)

Total net income (loss) from the effects of derivative instruments		$6,243	$(3,955)

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

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of March 31, 2023, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.16% and 6.37% at March 31, 2023 and December 31, 2022, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2023 (As Restated)		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$905,323	10.53%	$915,628	10.56%
Requirement to be well-capitalized	429,793	5.00	433,667	5.00
Excess	475,530	5.53	481,961	5.56

Common Equity Tier I risk-based capital:
Capital level	$905,323	13.59%	$915,628	13.79%
Requirement to be well-capitalized	433,057	6.50	431,734	6.50
Excess	472,266	7.09	483,894	7.29

Tier I risk-based capital:
Capital level	$905,323	13.59%	$915,628	13.79%
Requirement to be well-capitalized	532,993	8.00	531,365	8.00
Excess	372,330	5.59	384,263	5.79

Total risk-based capital:
Capital level	$943,569	14.16%	$954,457	14.37%
Requirement to be well-capitalized	666,242	10.00	664,206	10.00
Excess	277,327	4.16	290,251	4.37

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2023, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at March 31, 2023 and December 31, 2022 was 5.05% and 5.25%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	March 31, 2023 (As Restated)		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$736,024	8.56%	$746,880	8.61%
Requirement to be well-capitalized	429,762	5.00	433,607	5.00
Excess	306,622	3.56	313,273	3.61

Common Equity Tier I risk-based capital:
Capital level	$689,732	10.36%	$698,258	10.52%
Requirement to be well-capitalized	432,909	6.50	431,635	6.50
Excess	256,823	3.86	266,623	4.02

Tier I risk-based capital:
Capital level	$736,024	11.05%	$746,880	11.25%
Requirement to be well-capitalized	532,812	8.00	531,243	8.00
Excess	203,212	3.05	215,637	3.25

Total risk-based capital:
Capital level	$964,270	14.48%	$975,709	14.69%
Requirement to be well-capitalized	666,015	10.00	664,054	10.00
Excess	298,255	4.48	311,655	4.69

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follow have been amended where appropriate to reflect the changes resulting from the restatement as discussed in the Explanatory Note above. The following sections have been updated to reflect this restatement: “Executive Summary”, “Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022”, “Financial Condition”, “Average Balances”, “Item 4 - Controls and Procedures” and “Item 1A – Risk Factors”. The remaining sections were not impacted by the restatement and therefore were not updated.

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

For the three months ended March 31, 2023 we reported net income of $4.0 million, or $0.13 per diluted common share, a decrease of $14.2 million, or 77.8% from net income of $18.2 million, or $0.58 per diluted common share earned in the comparable prior year period. The decrease in net income was primarily driven by an increase of 230 basis points in the cost of interest-bearing liabilities, which resulted in the net interest margin declining 109 basis points to 2.27% for the three months ended March 31, 2023, compared to 3.36% for the three months ended March 31, 2022.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents quarterly operating data highlights at the periods indicated:

	For the three months ended
	March 31,
	2023 (As Restated)	2022

	(In thousands except per share data)
Quarterly operating data:
Interest income	$92,117	$71,320
Interest expense	46,855	7,841
Net interest income	45,262	63,479
Provision for credit losses	7,508	1,358
Noninterest income	6,857	1,313
Noninterest expense	39,156	38,794
Income before income tax expense	5,455	24,640
Income tax expense	1,411	6,421
Net income	$4,044	$18,219

Basic earnings per common share	$0.13	$0.58
Dividends per common share	0.13	0.58
Average diluted shares	30,265	31,254

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

General. Net income for the three months ended March 31, 2023 was $4.0 million, a decrease of $14.2 million, or 77.8%, from $18.2 million for the three months ended March 31, 2022. Diluted earnings per common share were $0.13 for the three months ended March 31, 2023, a decrease of $0.45 or 77.6%, from $0.58 for the three months ended March 31, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 109 basis points to 2.27% for the three months ended March 31, 2023 from 3.36% for the comparable prior year period. The decline in the net interest margin was driven by our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets.

Return on average equity was 2.37% for the three months ended March 31, 2023 compared to 10.83% for the three months ended March 31, 2022. Return on average assets was 0.19% for the three months ended March 31, 2023 compared to 0.91% for the three months ended March 31, 2022.

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

Net Interest Income. Net interest income for the three months ended March 31, 2023 was $45.3 million, a decrease of $18.2 million, or 28.7%, from $63.5 million for the three months ended March 31, 2022. In addition, net interest-earning

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

assets declined $51.0 million year over year to $1,298.8 million for the quarter ended March 31, 2023. The net interest margin decreased 109 basis points to 2.27% from March 31, 2022. The decrease in net interest income was primarily due to the cost of interest-bearing liabilities rising faster than the yield on interest-earning assets. The average cost of interest-bearing liabilities increased 230 basis points to 2.80% for the three months ended March 31, 2023 from 0.50% for the three months ended March 31, 2022 compared to 84 basis points to 4.61% for the interest-earning assets from 3.77% for the same period. After a lag, the net interest margin is expected to expand when the Fed stops raising rates. Included in net interest income for the three months ended March 31, 2023 and 2022, was prepayment penalty income, net reversals and recovered interest from non-accrual loans totaling $0.7 million and $1.7 million, respectively, net gains (losses) from fair value adjustments on qualifying hedges totaling $0.1 million and ($0.1) million for the three months ended March 31, 2023 and 2022, respectively, and purchase accounting income adjustments of $0.3 million and $1.1 million, respectively. Excluding all of these items, the net interest margin for the three months ended March 31, 2023 was 2.21%, a decrease of 101 basis points, from 3.22% for the three months ended March 31, 2022.

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

Non-Interest Income. Non-interest income for the three months ended March 31, 2023 was $6.9 million, an increase of $5.5 million from $1.3 million in the prior year comparable period. The increase was primarily due to the prior year period inclusion of net losses from fair value adjustments totaling $1.8 million compared to net gains totaling $2.6 million recorded during the current year period.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2023 was $39.2 million, an increase of $0.4 million, or 0.9%, from $38.8 million for the three months ended March 31, 2022. The increase was primarily due to increases in FDIC insurance assessment rates and other operating expenses, partially offset by a decrease in salary related expense accruals in the first quarter of 2023 and the effects of the decreased stock price on the attendant benefits plans. In addition, during the first quarter of 2023, the Company recognized seasonal expenses totaling $4.1 million compared to $4.3 million in the first quarter of 2022.

Income before Income Taxes. Income before income taxes for the three months ended March 31, 2023 was $5.5 million, a decrease of $19.2 million, or 77.9%, from $24.6 million for the three months ended March 31, 2022 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $1.4 million for the three months ended March 31, 2023, a decrease of $5.0 million, or 78.0%, from $6.4 million for the three months ended March 31, 2022. The decrease was primarily due to the decline in income before taxes and a decrease in the effective tax rate. The effective tax rate for three months ended March 31, 2023 was 25.9% compared to 26.1% for the three months ended March 31, 2022.

FINANCIAL CONDITION

Assets. Total assets at March 31, 2023 were $8,479.7 million, an increase of $56.8 million, or 0.7%, from $8,422.9 million at December 31, 2022. Total net loans decreased $28.9 million, or 0.4%, during the three months ended March 31, 2023, to $6,865.4 million from $6,894.3 million at December 31, 2022. Loan originations and purchases were $173.5 million for the three months ended March 31, 2023, a decrease of $155.8 million, or 47.3%, from $329.3 million for the three months ended March 31, 2022. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $266.1 million at March 31, 2023, compared to $252.2 million at December 31, 2022.

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

Liabilities. Total liabilities were $7,807.4 million at March 31, 2023, an increase of $61.6 million, or 0.8%, from $7,745.8 million at December 31, 2022. During the three months ended March 31, 2023, due to depositors increased $218.3 million, or 3.4%, to $6,655.5 million due an increase of certificates of deposit totaling $353.9 million partially offset by a decrease in transaction accounts of $135.6 million. The Company has based deposit growth on certificates of deposit as they extend liabilities thus reducing interest rate risk. Included in deposits were brokered deposits totaling $853.2 million, a decrease of $3.1 million from $856.3 million at December 31, 2022. At March 31, 2023, the Company had uninsured and uncollateralized deposits totaling $1.1 billion, or 16% of deposits. Borrowed funds decreased $165.5 million during the three months ended March 31, 2023.

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

Equity. Total stockholders’ equity decreased $4.8 million, or 0.7%, to $672.3 million at March 31, 2023, from $677.2 million at December 31, 2022. Stockholders’ equity decreased due to an increase in accumulated other comprehensive loss of $1.3 million, the declaration and payment of dividends on the Company’s common stock of $0.22 per common share totaling $6.7 million and 159,516 shares repurchased totaling $3.1 million. These decreases were partially offset by net income of $4.0 million. Book value per common share decreased to $22.80 at March 31, 2023 compared to $22.97 at December 31, 2022.

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

The following table presents the Company’s interest rate shock as of March 31, 2023:

	Net Portfolio Value (NPV)
Change in Interest Rate	% Change in NPV	NPV Ratio
-200 Basis points	(2.6)%	10.1%
-100 Basis points	(0.9)	10.5
Base interest rate	—	10.8
+100 Basis points	(3.4)	10.6
+200 Basis points	(6.8)	10.4

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of March 31, 2023:

Projected Percentage
Change In
Net Interest Income
-200 Basis points	4.9%
-100 Basis points	3.0
Base interest rate	—
+100 Basis points	(5.9)
+200 Basis points	(12.2)

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

	For the three months ended March 31,
	2023 (As Restated)				2022
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,333,274	$62,054	4.65%		$5,152,070	$53,970	4.19%
Other loans, net	1,537,918	20,835	5.42		1,426,610	13,546	3.80
Total loans, net (1) (2)	6,871,192	82,889	4.83		6,578,680	67,516	4.11
Taxable securities:
Mortgage-backed securities	457,911	2,281	1.99		580,670	2,167	1.49
Other securities	411,723	4,611	4.48		226,744	1,119	1.97
Total taxable securities	869,634	6,892	3.17		807,414	3,286	1.63
Tax-exempt securities: (3)
Other securities	66,828	477	2.86		57,611	591	4.10
Total tax-exempt securities	66,828	477	2.86		57,611	591	4.10
Interest-earning deposits and federal funds sold	194,722	1,959	4.02		126,668	51	0.16
Total interest-earning assets	8,002,376	92,217	4.61		7,570,373	71,444	3.77
Other assets	465,941				479,097
Total assets	$8,468,317				$8,049,470
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$134,945	126	0.37		$156,592	49	0.13
NOW accounts	1,970,555	13,785	2.80		2,036,914	793	0.16
Money market accounts	2,058,523	14,102	2.74		2,253,630	1,275	0.23
Certificate of deposit accounts	1,679,517	11,007	2.62		889,847	1,289	0.58
Total due to depositors	5,843,540	39,020	2.67		5,336,983	3,406	0.26
Mortgagors' escrow accounts	70,483	36	0.20		71,509	2	0.01
Total deposits	5,914,023	39,056	2.64		5,408,492	3,408	0.25
Borrowed funds	789,535	7,799	3.95		812,018	4,433	2.18
Total interest-bearing liabilities	6,703,558	46,855	2.80		6,220,510	7,841	0.50
Non-interest-bearing deposits	896,462				1,001,571
Other liabilities	185,239				154,377
Total liabilities	7,785,259				7,376,458
Equity	683,058				673,012
Total liabilities and equity	$8,468,317				$8,049,470
Net interest income / net interest rate spread (tax equivalent) (3)		$45,362	1.81%			$63,603	3.27%
Net interest-earning assets / net interest margin(tax equivalent)	$1,298,818		2.27%		$1,349,863		3.36%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.22	X
(1)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.2 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.
(2)	Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $0.1 and ($0.1) million for three months ended March 31, 2023 and 2022, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended March 31, 2023 and 2022.

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

(1)Not included in the above analysis are the following non-accrual TDRs that are performing according to their restructured terms: one-to-four family mixed-use property loans totaling $0.2 million at December 31, 2022, and commercial business loans totaling less than $0.1 million at December 31, 2022.

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

Since that evaluation, however, and as a result of the material weakness in the Company’s internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for certain ERCs for the three-month period ended March 31, 2023. In the course of preparing the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, however, the Company determined that it could no longer rely on such advice and is not able to treat the ultimate realization of the ERCs as “probable” under GAAP.

Management determined that the foregoing constitutes a material weakness in the Company’s internal control over financial reporting. Management is taking steps to remediate the material weakness in its internal control over financial reporting relating to the proper accounting treatment of the ERCs. These steps will include the preparation of a technical accounting memorandum for any material unusual transactions including careful evaluation of any probability assessments or other areas of judgment involved, such as the ERCs, to determine the correct accounting treatment for such transactions. Management believes the additional control procedures designed, and when implemented, will fully remediate the material weakness.

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

The Company has identified a material weakness in its internal controls and cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for certain ERCs for the three-month period ended March 31, 2023. In the course of preparing the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, however, the Company determined that it could no longer rely on such advice and was not able to treat the ultimate realization of the ERCs as “probable” under GAAP.

In connection with the foregoing, management of the Company concluded that a material weakness in the Company’s internal control over financial reporting existed as of March 31, 2023. Specifically, the Company did not maintain effective controls over the probability assessment associated with the recognition of income related to the ERCs. While the Company is taking steps to remediate the material weakness, it cannot provide assurance that such remedial measures will be effective. If the Company fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results, which may, among other adverse consequences, cause investors to lose confidence in the Company’s reported financial information.

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

Flushing Financial Corporation,

Dated:	February 12, 2024	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	February 12, 2024	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer