Form 10-Q/A
period 2023-06-30
FLUSHING FINANCIAL CORP
filed 2024-02-12
CIK 923139

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

EXPLANATORY NOTE

This amended and restated Quarterly Report on Form 10-Q/A (this “Quarterly Report”) amends and restates in its entirety the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, filed by Flushing Financial Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 9, 2023.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2024, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three- and six-month periods ended June 30, 2023, required restatement to correct the accounting  treatment of employee retention credits (the “ERCs”) and disclosures, which ERCs were incorrectly recognized as income during such periods. The change impacted net income by an increase of $0.1 million and a decrease of $1.1 million, respectively, for the three- and six-month periods ended June 30, 2023.

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

In connection with its evaluation of the restatements described above, management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting existed as of June 30, 2023. Specifically, the Company did not maintain effective controls over the probability assessment associated with the recognition of income related to the ERCs. See additional discussion included in Part I – Item 4, “Controls and Procedures” of this Quarterly Report.

i

ii

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	June 30,
	2023	December 31,
	(As Restated)	2022

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$160,053	$151,754
Securities held-to-maturity, net of allowance of $1,079 and $1,100, respectively, (assets pledged of $4,565 and $4,550, respectively; fair value of $64,337 and $62,550, respectively)	73,334	73,711
Securities available for sale, at fair value: (assets pledged of $154,586 and $172,235, respectively; $13,059 and $13,023 at fair value pursuant to the fair value option, respectively)	869,556	735,357
Loans, net of fees and costs	6,832,425	6,934,769
Less: Allowance for credit losses	(38,593)	(40,442)
Net loans	6,793,832	6,894,327
Interest and dividends receivable	52,911	45,048
Bank premises and equipment, net	22,182	21,750
Federal Home Loan Bank of New York stock, at cost	36,168	45,842
Bank owned life insurance	213,164	213,131
Goodwill	17,636	17,636
Core deposit intangibles	1,769	2,017
Right of use asset	41,526	43,289
Other assets	192,721	179,084
Total assets	$8,474,852	$8,422,946

Liabilities
Due to depositors:
Non-interest bearing	$827,820	$921,238
Interest-bearing	5,838,053	5,515,945
Total Due to depositors	6,665,873	6,437,183
Mortgagors' escrow deposits	57,817	48,159
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	622,329	815,501
Subordinated debentures	187,294	186,965
Junior subordinated debentures, at fair value	47,777	50,507
Total borrowed funds	857,400	1,052,973
Operating lease liability	44,402	46,125
Other liabilities	179,113	161,349
Total liabilities	7,804,605	7,745,789

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 28,960,719 shares and 29,476,391 shares outstanding, respectively)	341	341
Additional paid-in capital	263,744	264,332
Treasury stock, at average cost (5,126,904 shares and 4,611,232 shares, respectively)	(104,574)	(98,535)
Retained earnings	546,755	547,507
Accumulated other comprehensive loss, net of taxes	(36,019)	(36,488)
Total stockholders' equity	670,247	677,157

Total liabilities and stockholders' equity	$8,474,852	$8,422,946

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023		2023
	(As Restated)	2022	(As Restated)	2022

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$85,377	$69,192	$168,266	$136,708
Interest and dividends on securities:
Interest	9,172	4,929	16,412	8,674
Dividends	30	11	59	19
Other interest income	1,982	159	3,941	210
Total interest and dividend income	96,561	74,291	188,678	145,611
Interest expense
Deposits	46,249	4,686	85,305	8,094
Other interest expense	6,934	4,875	14,733	9,308
Total interest expense	53,183	9,561	100,038	17,402
Net interest income	43,378	64,730	88,640	128,209
Provision for credit losses	1,416	1,590	8,924	2,948
Net interest income after provision for credit losses	41,962	63,140	79,716	125,261
Non-interest income
Banking services fee income	1,780	1,166	3,191	2,540
Net gain on sale of loans	54	73	108	73
Net gain from fair value adjustments	294	2,533	2,913	724
Federal Home Loan Bank of New York stock dividends	534	407	1,231	804
Life insurance proceeds	561	1,536	561	1,536
Bank owned life insurance	1,134	1,115	2,243	2,229
Other income	663	523	1,630	760
Total non-interest income	5,020	7,353	11,877	8,666
Non-interest expense
Salaries and employee benefits	19,690	21,109	42,252	44,758
Occupancy and equipment	3,534	3,760	7,327	7,364
Professional services	2,291	2,285	4,552	4,507
FDIC deposit insurance	943	615	1,920	1,035
Data processing	1,473	1,383	2,908	2,807
Depreciation and amortization of bank premises and equipment	1,482	1,447	2,992	2,907
Other real estate owned / foreclosure expense	150	32	315	116
Other operating expenses	5,547	4,891	12,000	10,822
Total non-interest expense	35,110	35,522	74,266	74,316
Income before income taxes	11,872	34,971	17,327	59,611
Provision for income taxes
Federal	2,218	5,609	3,289	10,259
State and local	968	4,327	1,308	6,098
Total provision for income taxes	3,186	9,936	4,597	16,357
Net income	$8,686	$25,035	$12,730	$43,254

Basic earnings per common share	$0.29	$0.81	$0.42	$1.39
Diluted earnings per common share	$0.29	$0.81	$0.42	$1.39
Dividends per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended,
	June 30,		June 30,
	2023		2023
	(As Restated)	2022	(As Restated)	2022

	(In thousands)
Net income	$8,686	$25,035	$12,730	$43,254
Other comprehensive income (loss), net of tax:
Amortization of actuarial gains, net of taxes of $31 and ($5), respectively, and of $62 and ($3), respectively.	(69)	(11)	(138)	(15)
Amortization of prior service credits, net of taxes of ($4) and ($2) for the three and six months ended June 30, 2022, respectively.	—	(11)	—	(16)
Change in net unrealized gains on securities, net of taxes of $1,977 and $8,767, respectively, and of $93 and $19,659, respectively.	(4,404)	(20,434)	(417)	(43,861)
Net unrealized gains on cashflow hedges, net of taxes of ($2,836) and ($2,018), respectively, and of ($492) and ($8,876), respectively.	6,319	4,915	1,179	19,666
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $36 and $142, respectively, and of $69 and $205, respectively.	(81)	(219)	(155)	(354)
Other comprehensive income (loss), net of tax:	1,765	(15,760)	469	(24,580)
Comprehensive net income	$10,451	$9,275	$13,199	$18,674

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2023
	(As Restated)	2022

	(In thousands)
Operating Activities
Net income	$12,730	$43,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,924	2,948
Depreciation and amortization of premises and equipment	2,992	2,907
Net gain on sales of loans	(108)	(73)
Net amortization of premiums and discounts	1,876	568
Deferred income tax provision	3,139	3,191
Net gain from fair value adjustments	(2,913)	(724)
Net loss from fair value adjustments of qualifying hedges	105	129
Gain from life insurance proceeds	(561)	(1,536)
Income from bank owned life insurance	(2,243)	(2,229)
Stock-based compensation expense	4,706	5,255
Deferred compensation	(2,309)	(3,627)
Amortization of core deposit intangibles	248	280
(Increase) decrease in other assets	(16,940)	9,303
Decrease in other liabilities	(8,705)	(15,004)
Net cash provided by operating activities	941	44,642
Investing Activities
Purchases of premises and equipment	(3,424)	(1,854)
Purchases of Federal Home Loan Bank - NY shares	(79,799)	(41,058)
Redemptions of Federal Home Loan Bank - NY shares	89,473	26,978
Purchases of securities held-to-maturity	—	(16,476)
Proceeds from prepayments of securities held-to-maturity	395	—
Purchases of securities available for sale	(151,860)	(210,261)
Proceeds from maturities and prepayments of securities available for sale	31,292	64,227
Proceeds from life insurance	—	2,727
Change in cash collateral	6,910	34,365
Net repayments (originations) of loans	171,297	(69,676)
Purchases of loans	(84,040)	(111,028)
Proceeds from sale of loans	7,042	18,565
Net cash used in investing activities	(12,714)	(303,491)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2022	29,476,391	$677,157	$341	$264,332	$(98,535)	$547,507	$(36,488)

Net income (As Restated)	—	4,044	—	—	—	4,044	—
Vesting of restricted stock unit awards	256,798	—	—	(5,264)	5,484	(220)	—
Purchase of treasury shares	(159,516)	(3,053)	—	—	(3,053)	—	—
Stock-based compensation expense	—	3,808	—	3,808	—	—	—
Repurchase of shares to satisfy tax obligation	(85,217)	(1,656)	—	—	(1,656)	—	—
Dividends on common stock ($0.22 per share)	—	(6,659)	—	—	—	(6,659)	—
Other comprehensive loss	—	(1,296)	—	—	—	—	(1,296)
Balance at March 31, 2023 (As Restated)	29,488,456	$672,345	$341	$262,876	$(97,760)	$544,672	$(37,784)
Net income (As Restated)	—	8,686	—	—	—	8,686	—
Vesting of restricted stock unit awards	1,690	—	—	(30)	35	(5)	—
Purchase of treasury shares	(528,815)	(6,841)	—	—	(6,841)	—	—
Stock-based compensation expense	—	898	—	898	—	—	—
Repurchase of shares to satisfy tax obligation	(612)	(8)	—	—	(8)	—	—
Dividends on common stock ($0.22 per share)	—	(6,598)	—	—	—	(6,598)	—
Other comprehensive income	—	1,765	—	—	—	—	1,765
Balance at June 30, 2023 (As Restated)	28,960,719	$670,247	$341	$263,744	$(104,574)	$546,755	$(36,019)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Loss
Balance at December 31, 2021	30,526,353	$679,628	$341	$263,375	$(75,293)	$497,889	$(6,684)

Net income	—	18,219	—	—	—	18,219	—
Award of common shares released from Employee Benefit Trust	—	287	—	287	—	—	—
Vesting of restricted stock unit awards	297,626	—	—	(6,019)	6,304	(285)	—
Purchase of treasury shares	(360,000)	(8,469)	—	—	(8,469)	—	—
Stock-based compensation expense	—	4,194	—	4,194	—	—	—
Repurchase of shares to satisfy tax obligation	(97,435)	(2,376)	—	—	(2,376)	—	—
Dividends on common stock ($0.22 per share)	—	(6,850)	—	—	—	(6,850)	—
Other comprehensive loss	—	(8,820)	—	—	—	—	(8,820)
Balance at March 31, 2022	30,366,544	$675,813	$341	$261,837	$(79,834)	$508,973	$(15,504)
Net Income		25,035	—	—	—	25,035	—
Vesting of restricted stock unit awards	2,015	—	—	(38)	43	(5)	—
Purchase of treasury shares	(387,689)	(8,534)	—	—	(8,534)	—	—
Stock-based compensation expense	—	1,061	—	1,061	—	—	—
Repurchase of shares to satisfy tax obligation	(766)	(17)	—	—	(17)	—	—
Dividends on common stock ($0.22 per share)	—	(6,786)	—	—	—	(6,786)	—
Other comprehensive loss	—	(15,760)	—	—	—	—	(15,760)
Balance at June 30, 2022	29,980,104	$670,812	$341	$262,860	$(88,342)	$527,217	$(31,264)

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

This Quarterly Report amends and restates in its entirety the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, filed with the SEC on August 9, 2023.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2024, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three- and six-month periods ended June 30, 2023, required restatement to correct the accounting  treatment of employee retention credits (the “ERCs”) and disclosures, which ERCs were incorrectly recognized as income during such periods. The change impacted net income by an increase of $0.1 million and a decrease of $1.1 million, respectively, for the three- and six-month periods ended June 30, 2023.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the effects of the restatements on select consolidated financial statements as reported as of and for the periods stated and are unaudited:

Consolidated Statements of Financial Condition:

	As of June 30, 2023
(In thousands)	As Reported	Adjustments	As Restated
Other assets	$191,752	$969	$192,721
Total assets	8,473,883	969	8,474,852
Other liabilities	177,088	2,025	179,113
Total liabilities	7,802,580	2,025	7,804,605
Retained earnings	547,811	(1,056)	546,755
Total stockholders’ equity	671,303	(1,056)	670,247
Total liabilities and stockholders’ equity	8,473,883	969	8,474,852

Consolidated Statements of Income:

	For the three months ended June 30, 2023
(In thousands, except per share data)	As Reported	Adjustments	As Restated
Other income	$765	$(102)	$663
Total non-interest income	5,122	(102)	5,020
Salaries and employee benefits	19,493	197	19,690
Professional services	2,657	(366)	2,291
Total non-interest expense	35,279	(169)	35,110
Income before income taxes	11,805	67	11,872
Federal income tax	2,194	24	2,218
State and local income tax	983	(15)	968
Total provision for income tax	3,177	9	3,186
Net income	8,628	58	8,686
Basic earnings per common share	0.29	—	0.29
Diluted earnings per common share	0.29	—	0.29

Consolidated Statements of Comprehensive Income:

	For the three months ended June 30, 2023
(In thousands)	As Reported	Adjustments	As Restated
Net income	$8,628	$58	$8,686
Comprehensive net income	10,393	58	10,451

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Consolidated Statements of Income:

	For the six months ended June 30, 2023
(In thousands, except per share data)	As Reported	Adjustments	As Restated
Other income	$1,783	$(153)	$1,630
Total non-interest income	12,030	(153)	11,877
Salaries and employee benefits	40,380	1,872	42,252
Professional services	5,140	(588)	4,552
Total non-interest expense	72,982	1,284	74,266
Income before income taxes	18,764	(1,437)	17,327
Federal income tax	3,561	(272)	3,289
State and local income tax	1,417	(109)	1,308
Total provision for income tax	4,978	(381)	4,597
Net income	13,786	(1,056)	12,730
Basic earnings per common share	0.46	(0.04)	0.42
Diluted earnings per common share	0.46	(0.04)	0.42

Consolidated Statements of Comprehensive Income:

	For the six months ended June 30, 2023
(In thousands)	As Reported	Adjustments	As Restated
Net income	$13,786	$(1,056)	$12,730
Comprehensive net income	14,255	(1,056)	13,199

Consolidated Statements of Cash Flows:

Operating Activities:	For the six months ended June 30, 2023
(In thousands)	As Reported	Adjustments	As Restated
Net income	$13,786	$(1,056)	$12,730
(Increase) decrease in other assets	(15,971)	(969)	(16,940)
(Decrease) increase in other liabilities	(10,730)	2,025	(8,705)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023		2023
	(As Restated)	2022	(As Restated)	2022

	(Dollars in thousands, except per share data)
Net income, as reported	$8,686	$25,035	$12,730	$43,254
Divided by:
Weighted average common shares outstanding (1)	30,090	30,937	30,177	31,095

Basic earnings per common share	$0.29	$0.81	$0.42	$1.39
Diluted earnings per common share	$0.29	$0.81	$0.42	$1.39
Dividend Payout ratio	75.9%	27.2%	104.8%	31.7%

(1) For the three and six months ended June 30, 2023, and 2022, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity on June 30, 2023:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,548	$57,326	$—	$9,222
Total municipals	66,548	57,326	—	9,222

FNMA	7,865	7,011	—	854
Total mortgage-backed securities	7,865	7,011	—	854

Allowance for credit losses	(1,079)	—	—	—
Total	$73,334	$64,337	$—	$10,076

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

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of June 30, 2023, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.31% and 6.37% at June 30, 2023 and December 31, 2022, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2023
	(As Restated)		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$914,191	10.66%	$915,628	10.56%
Requirement to be well-capitalized	428,900	5.00	433,667	5.00
Excess	485,291	5.66	481,961	5.56

Common Equity Tier I risk-based capital:
Capital level	$914,191	13.74%	$915,628	13.79%
Requirement to be well-capitalized	432,376	6.50	431,734	6.50
Excess	481,815	7.24	483,894	7.29

Tier I risk-based capital:
Capital level	$914,191	13.74%	$915,628	13.79%
Requirement to be well-capitalized	532,155	8.00	531,365	8.00
Excess	382,036	5.74	384,263	5.79

Total risk-based capital:
Capital level	$952,221	14.31%	$954,457	14.37%
Requirement to be well-capitalized	665,194	10.00	664,206	10.00
Excess	287,027	4.31	290,251	4.37

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2023, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at June 30, 2023 and December 31, 2022 was 5.05% and 5.25%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	June 30, 2023
	(As Restated)		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$734,754	8.54%	$746,880	8.61%
Requirement to be well-capitalized	429,936	5.00	433,607	5.00
Excess	304,818	3.54	313,273	3.61

Common Equity Tier I risk-based capital:
Capital level	$688,820	10.36%	$698,258	10.52%
Requirement to be well-capitalized	432,264	6.50	431,635	6.50
Excess	256,556	3.86	266,623	4.02

Tier I risk-based capital:
Capital level	$734,754	11.05%	$746,880	11.25%
Requirement to be well-capitalized	532,018	8.00	531,243	8.00
Excess	202,736	3.05	215,637	3.25

Total risk-based capital:
Capital level	$962,784	14.48%	$975,709	14.69%
Requirement to be well-capitalized	665,022	10.00	664,054	10.00
Excess	297,762	4.48	311,655	4.69

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”, which expanded the current last-of-layer method to allow multiple hedged layers of a single closed portfolio and allow hedge accounting to be achieved using different types of derivatives and layering techniques, including the use of amortizing swaps with clarification that such a trade would be viewed as being a single layer. Under this expanded scope, both prepayable and nonrepayable financial assets may be included in a single closed portfolio hedge. This update also provides clarifications to breach requirements and disclosures. As a result of these changes, the last-of-layer method has been renamed the portfolio layer method. No cumulative-effect adjustment to the opening balance of retained earnings was required upon adoption of these amendments. The Company did not have any portfolio layer or last of layer hedges prior to the first quarter of 2023. The amendments related to disclosures were applied on a prospective basis. The ASU was adopted in the first quarter of 2023 – see Notes 4 (“Securities”), 5 (“Loans”) and 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements for more information regarding the impact to our consolidated financial statements.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follow have been amended where appropriate to reflect the changes resulting from the restatement as discussed in the Explanatory Note above. The following sections have been updated to reflect this restatement: “Executive Summary”, “Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022”, “Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022” “Financial Condition”, “Average Balances”, “Item 4 - Controls and Procedures” and “Item 1A – Risk Factors”. The remaining sections were not impacted by the restatement and therefore were not updated.

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

For the three months ended June 30, 2023 we reported net income of $8.7 million, or $0.29 per diluted common share, an increase of $4.6 million, or 114.8% from net income of $4.0 million, or $0.13 per diluted common share earned in the three months ended March 31, 2023. The increase in net income was primarily driven by a decrease in provision for loan losses of $6.1 million and a decrease in non-interest expense of $4.0 million, offset by lower net interest income and non-interest income of $1.9 million and $1.8 million, respectively.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents quarterly operating data highlights for the periods indicated:

	For the three months ended
	June 30,
	(As Restated)
	2023	2022

	(In thousands except per share data)
Quarterly operating data:
Interest income	$96,561	$74,291
Interest expense	53,183	9,561
Net interest income	43,378	64,730
Provision for credit losses	1,416	1,590
Noninterest income	5,020	7,353
Noninterest expense	35,110	35,522
Income before income tax expense	11,872	34,971
Income tax expense	3,186	9,936
Net income	$8,686	$25,035

Basic earnings per common share	$0.29	$0.81
Dividends per common share	0.29	0.81
Average diluted shares	30,090	30,937

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

General. Net income for the three months ended June 30, 2023 was $8.7 million, a decrease of $16.3 million, or 65.3%, from $25.0 million for the three months ended June 30, 2022. Diluted earnings per common share were $0.29 for the three months ended June 30, 2023, a decrease of $0.52 or 64.2%, from $0.81 for the three months ended June 30, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 117 basis points to 2.18% for the three months ended June 30, 2023 from 3.35% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out derivative swaps to align with our strategic business plan.

Return on average equity was 5.16% for the three months ended June 30, 2023 compared to 15.00% for the three months ended June 30, 2022. Return on average assets was 0.41% for the three months ended June 30, 2023 compared to 1.22% for the three months ended June 30, 2022.

Interest Income. Interest and dividend income increased $22.3 million, or 30.0%, to $96.6 million for the three months ended June 30, 2023 from $74.3 million for the three months ended June 30, 2022. The increase in interest income was primarily attributable to the 99 basis point increase in the yield on interest-earning assets to 4.84% for the three months ended June 30, 2023 compared to 3.85% for the three month ended June 30, 2022. In addition, the average balance of total interest-earning assets increased $251.1 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 110 basis points to 4.81% for the three months ended June 30, 2023 from 3.71% for the three months ended June 30, 2022.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the three months ended June 30, 2023 was $43.4 million, a decrease of $21.4 million, or 33.0%, from $64.7 million for the three months ended June 30, 2022. The decrease in net interest income was driven by the net interest margin decreasing 117 basis points to 2.18% for the three months ended June 30, 2023 from 3.35% for the three months ended June 30, 2022. In addition, net interest income was negatively impacted by a decline in net interest-earning assets totaling $168.4 million to $1,234.9 million for the quarter ended June 30, 2023. The decrease in net interest-earning assets was primarily due to the average balance of non-interest-bearing deposits declining $194.9 million to $849.7 million for the three months ended June 30, 2023 compared to $1,044.6 million for the three months ended June 30, 2022.  Included in net interest income for the three months ended June 30, 2023 and 2022, was prepayment penalty income, net reversals and recovered interest from non-accrual loans totaling $0.3 million and $2.3 million, respectively, net losses from fair value adjustments on qualifying hedges totaling $0.2 million and $0.1 million, respectively, and purchase accounting income adjustments of $0.3 million and $0.4 million, respectively. Excluding all of these items, the net interest margin for the three months ended June 30, 2023 was 2.15%, a decrease of 107 basis points, from 3.22% for the three months ended June 30, 2022.

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

Non-Interest Income. Non-interest income for the three months ended June 30, 2023 was $5.0 million, a decrease of $2.3 million, or 31.7% from $7.4 million in the prior year comparable period. The decrease was primarily due to the prior year period inclusion of net gains from fair value adjustments totaling $2.5 million compared to net gains totaling $0.3 million recorded during the current year period.

Non-Interest Expense. Non-interest expense for the three months ended June 30, 2023 was $35.1 million, a decrease of $0.4 million, or 1.2%, from $35.5 million for the three months ended June 30, 2022. The decrease was primarily due to lower salary related expense accruals, partially offset by higher  FDIC insurance expense and other operating expenses.

Income before Income Taxes. Income before income taxes for the three months ended June 30, 2023 was $11.9 million, a decrease of $23.1 million, or 66.1%, from $35.0 million for the three months ended June 30, 2022 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $3.2 million for the three months ended June 30, 2023, a decrease of $6.8 million, or 67.9%, from $9.9 million for the three months ended June 30, 2022. The decrease was primarily due to the decline in income before income taxes and a decrease in the effective tax rate. The effective tax rate for the three months ended June 30, 2023 was 26.8% compared to 28.4% for the three months ended June 30, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents operating data highlights for the periods indicated:

	For the six months ended
	June 30,
	2023
	(As Restated)	2022

	(In thousands except per share data)
Operating data:
Interest income	$188,678	$145,611
Interest expense	100,038	17,402
Net interest income	88,640	128,209
Provision for credit losses	8,924	2,948
Noninterest income	11,877	8,666
Noninterest expense	74,266	74,316
Income before income tax expense	17,327	59,611
Income tax expense	4,597	16,357
Net income	$12,730	$43,254

Basic earnings per common share	$0.42	$1.39
Dividends per common share	0.42	1.39
Average diluted shares	30,177	31,095

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

General. Net income for the six months ended June 30, 2023 was $12.7 million, a decrease of $30.5 million, or 70.6%, from $43.3 million for the six months ended June 30, 2022. Diluted earnings per common share were $0.42 for the six months ended June 30, 2023, a decrease of $0.97 or 69.8%, from $1.39 for the six months ended June 30, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 114 basis points to 2.22% for the six months ended June 30, 2023 from 3.36% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out derivative swaps to align with our strategic plans.

Return on average equity was 3.76% for the six months ended June 30, 2023 compared to 12.91% for the six months ended June 30, 2022. Return on average assets was 0.30% for the six months ended June 30, 2023 compared to 1.06% for the six months ended June 30, 2022.

Interest Income. Interest and dividend income increased $43.1 million, or 29.6%, to $188.7 million for the six months ended June 30, 2023 from $145.6 million for the six months ended June 30, 2022. The increase in interest income was primarily attributable to the 91 basis point increase in the yield on interest-earning assets to 4.72% for the six months ended June 30, 2023 compared to 3.81% for the comparable prior year period. In addition, the average balance of interest-earnings assets increased $341.0 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets, increased 101 basis points to 4.68% for the six months ended June 30, 2023 from 3.67% for the six months ended June 30, 2022.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the six months ended June 30, 2023 was $88.6 million, a decrease of $39.6 million, or 30.9%, from $128.2 million for the six months ended June 30, 2022. The decrease in net interest income was driven by the net interest margin decreasing 114 basis points to 2.22% for the six months ended June 30, 2023 from 3.36% for the six months ended June 30, 2022. In addition, net interest income was negatively impacted by a decline in net interest-earning assets totaling $110.1 million to $1,266.7 million for the six months ended June 30, 2023. The decrease in net interest-earning assets was primarily due to the average balance of non-interest-bearing deposits declining $150.2 million to $872.9 million for the six months ended June 30, 2023 compared to $1,023.2 million for the six months ended June 30, 2022. Included in net interest income for the six months ended June 30, 2023 and 2022, was prepayment penalty income, net reversals and recovered interest from non-accrual loans totaling $1.0 million and $4.0 million, respectively, net losses from fair value adjustments on qualifying hedges totaling $0.1 million and $0.2 million, respectively, and purchase accounting income of $0.6 million and $1.4 million, respectively. Excluding all of these items, the net interest margin for the six months ended June 30, 2023 was 2.18%, a decrease of 104 basis points, from 3.22% for the six months ended June 30, 2022.

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

Non-Interest Income. Non-interest income for the six months ended June 30, 2023 was $11.9 million, an increase of $3.2 million, or 37.1% from $8.7 million in the prior year comparable period. The increase was primarily due to net gains from fair value adjustments totaling $2.9 million in the current period compared to $0.7 million recorded during the prior year period.

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2023 was unchanged at $74.3 million for both the six months ended June 30, 2023 and 2022. Decreases from lower salary related expense accruals and the effects of the decreased stock price on the attendant benefits plans were offset by increased FDIC premiums and other operating expense.

Income before Income Taxes. Income before income taxes for the six months ended June 30, 2023 was $17.3 million, a decrease of $42.3 million, or 70.9%, from $59.6 million for the six months ended June 30, 2022 for the previously discussed reasons.

Provision for Income Taxes. The provision for income taxes was $4.6 million for the six months ended June 30, 2023, a decrease of $11.8 million, or 71.9%, from $16.4 million for the six months ended June 30, 2022. The decrease was primarily due to the decline in income before income taxes, and a decrease in the effective tax rate. The effective tax rate for six months ended June 30, 2023 was 26.5% compared to 27.4% for the six months ended June 30, 2022.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2023 were $8,474.9 million, an increase of $51.9 million, or 0.6%, from $8,422.9 million at December 31, 2022. Total net loans decreased $100.5 million, or 1.5%, during the six months ended June 30, 2023, to $6,793.8 million from $6,894.3 million at December 31, 2022. Loan originations and purchases were $332.3 million for the six months ended June 30, 2023, a decrease of $500.8 million, or 60.1%, from $833.1 million for the six months ended June 30, 2022. The decreased loan originations were a result of interest rate increases over the past year as customers adapt to the increased rate environment. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $415.5 million at June 30, 2023, compared to $252.2 million at December 31, 2022.

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

Liabilities. Total liabilities were $7,804.6 million at June 30, 2023, an increase of $58.8 million, or 0.8%, from $7,745.8 million at December 31, 2022. During the six months ended June 30, 2023, due to depositors increased $228.7 million, or 3.6%, to $6,665.9 million due an increase of certificates of deposit totaling $706.4 million partially offset by a net decrease in all other deposit accounts totaling $468.0 million. The Company has based deposit growth on certificates of deposit as they extend liabilities thus reducing interest rate risk. Included in deposits were brokered deposits totaling $1,034.2 million, an increase of $177.9 million from $856.3 million at December 31, 2022. Borrowed funds decreased $195.6 million during the six months ended June 30, 2023.

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

Equity. Total stockholders’ equity decreased $6.9 million, or 1.0%, to $670.2 million at June 30, 2023, from $677.2 million at December 31, 2022. Stockholders’ equity decreased due to the declaration and payment of dividends on the Company’s common stock of $0.44 per common share totaling $13.3 million and 688,331 shares repurchased totaling $9.9 million. These decreases were partially offset by net income of $12.7 million and a decrease of $0.5 million in accumulated other comprehensive loss. Book value per common share increased to $23.14 at June 30, 2023 compared to $22.97 at December 31, 2022.

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

	For the three months ended June 30,
	2023
	(As Restated)				2022
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,308,567	$63,688	4.80%		$5,178,029	$54,775	4.23%
Other loans, net	1,521,081	21,689	5.70		1,462,302	14,417	3.94
Total loans, net (1) (2)	6,829,648	85,377	5.00		6,640,331	69,192	4.17
Taxable securities:
Mortgage-backed securities	448,620	2,976	2.65		594,923	2,356	1.58
Other securities	471,600	5,847	4.96		333,158	2,090	2.51
Total taxable securities	920,220	8,823	3.84		928,081	4,446	1.92
Tax-exempt securities: (3)
Other securities	66,632	480	2.88		67,315	625	3.71
Total tax-exempt securities	66,632	480	2.88		67,315	625	3.71
Interest-earning deposits and federal funds sold	175,256	1,982	4.52		104,956	159	0.61
Total interest-earning assets (3)	7,991,756	96,662	4.84		7,740,683	74,422	3.85
Other assets	470,686				471,080
Total assets	$8,462,442				$8,211,763
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$124,041	140	0.45		$156,785	50	0.13
NOW accounts	2,026,950	16,152	3.19		2,089,851	1,405	0.27
Money market accounts	1,754,574	14,625	3.33		2,231,743	1,952	0.35
Certificate of deposit accounts	2,046,960	15,281	2.99		820,476	1,273	0.62
Total due to depositors	5,952,525	46,198	3.10		5,298,855	4,680	0.35
Mortgagors' escrow accounts	97,410	51	0.21		97,496	6	0.02
Total deposits	6,049,935	46,249	3.06		5,396,351	4,686	0.35
Borrowed funds	706,924	6,934	3.92		941,023	4,875	2.07
Total interest-bearing liabilities	6,756,859	53,183	3.15		6,337,374	9,561	0.60
Non-interest-bearing deposits	849,682				1,044,553
Other liabilities	183,066				162,380
Total liabilities	7,789,607				7,544,307
Equity	672,835				667,456
Total liabilities and equity	$8,462,442				$8,211,763
Net interest income / net interest rate spread (tax equivalent) (3)		$43,479	1.69%			$64,861	3.25%
Net interest-earning assets / net interest margin(tax equivalent) (3)	$1,234,897		2.18%		$1,403,309		3.35%
Ratio of interest-earning assets to interest-bearing liabilities			1.18	X			1.22	X

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the six months ended June 30,
	2023
	(As Restated)				2022
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,320,852	$125,742	4.73%		$5,165,121	$108,745	4.21%
Other loans, net	1,529,453	42,524	5.56		1,444,555	27,963	3.87
Total loans, net (1) (2)	6,850,305	168,266	4.91		6,609,676	136,708	4.14
Taxable securities:
Mortgage-backed securities	453,240	5,257	2.32		587,836	4,523	1.54
Other securities	441,827	10,458	4.73		280,245	3,209	2.29
Total taxable securities	895,067	15,715	3.51		868,081	7,732	1.78
Tax-exempt securities: (3)
Other securities	66,730	957	2.87		62,490	1,216	3.89
Total tax-exempt securities	66,730	957	2.87		62,490	1,216	3.89
Interest-earning deposits and federal funds sold	184,935	3,941	4.26		115,752	210	0.36
Total interest-earning assets (3)	7,997,037	188,879	4.72		7,655,999	145,866	3.81
Other assets	468,326				475,066
Total assets	$8,465,363				$8,131,065
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$129,463	266	0.41		$156,689	99	0.13
NOW accounts	1,998,909	29,937	3.00		2,063,529	2,198	0.21
Money market accounts	1,905,709	28,727	3.01		2,242,626	3,227	0.29
Certificate of deposit accounts	1,864,254	26,288	2.82		854,970	2,562	0.60
Total due to depositors	5,898,335	85,218	2.89		5,317,814	8,086	0.30
Mortgagors' escrow accounts	84,021	87	0.21		84,574	8	0.02
Total deposits	5,982,356	85,305	2.85		5,402,388	8,094	0.30
Borrowed funds	748,001	14,733	3.94		876,877	9,308	2.12
Total interest-bearing liabilities	6,730,357	100,038	2.97		6,279,265	17,402	0.55
Non-interest-bearing deposits	872,943				1,023,181
Other liabilities	184,146				158,400
Total liabilities	7,787,446				7,460,846
Equity	677,917				670,219
Total liabilities and equity	$8,465,363				$8,131,065
Net interest income / net interest rate spread (tax equivalent) (3)		$88,841	1.75%			$128,464	3.26%
Net interest-earning assets / net interest margin(tax equivalent) (3)	$1,266,680		2.22%		$1,376,734		3.36%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.22	X

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

Since that evaluation, however, and as a result of the material weakness in the Company’s internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for certain ERCs for the three- and six-month periods ended June 30, 2023. In the course of preparing the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, however, the Company determined that it could no longer rely on such advice and is not able to treat the ultimate realization of the ERCs as “probable” under GAAP.

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

The Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for certain ERCs for the three- and six-month periods ended June 30, 2023. In the course of preparing the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, however, the Company determined that it could no longer rely on such advice and was not able to treat the ultimate realization of the ERCs as “probable” under GAAP.

In connection with the foregoing, management of the Company concluded that a material weakness in the Company’s internal control over financial reporting existed as of June 30, 2023. Specifically, the Company did not maintain effective controls over the probability assessment associated with the recognition of income related to the ERCs. While the Company is taking steps to remediate the material weakness, it cannot provide assurance that such remedial measures will be effective. If the Company fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results, which may, among other adverse consequences, cause investors to lose confidence in the Company’s reported financial information.

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