Form 10-Q/A
period 2023-09-30
FLUSHING FINANCIAL CORP
filed 2024-02-12
CIK 923139

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

EXPLANATORY NOTE

This amended and restated Quarterly Report on Form 10-Q/A (this “Quarterly Report”) amends and restates in its entirety the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, filed by Flushing Financial Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 7, 2023.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2024, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three- and nine-month periods ended September 30, 2023, required restatement to correct the accounting  treatment of employee retention credits (the “ERCs”) and disclosures, which ERCs were incorrectly recognized as income during such periods. The change impacted net income by a decrease of $1.6 million and $2.6 million, respectively, for the three- and nine-month periods ended September 30, 2023.

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

In connection with its evaluation of the restatements described above, management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting existed as of September 30, 2023. Specifically, the Company did not maintain effective controls over the probability assessment associated with the recognition of income related to the ERCs. See additional discussion included in Part I – Item 4, “Controls and Procedures” of this Quarterly Report.

i

ii

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	September 30,	December 31,
	2023	2022
	(As Restated)

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$200,926	$151,754
Securities held-to-maturity, net of allowance of $1,082 and $1,100, respectively (assets pledged of $4,319 and $4,550, respectively; fair value of $57,665 and $62,550, respectively)	73,131	73,711
Securities available for sale, at fair value (assets pledged of $141,852 and $172,235, respectively; $12,782 and $13,023 at fair value pursuant to the fair value option, respectively)	843,663	735,357
Loans, net of fees and costs	6,896,074	6,934,769
Less: Allowance for credit losses	(39,228)	(40,442)
Net loans	6,856,846	6,894,327
Interest and dividends receivable	55,660	45,048
Bank premises and equipment, net	21,302	21,750
Federal Home Loan Bank of New York stock, at cost	43,821	45,842
Bank owned life insurance	214,321	213,131
Goodwill	17,636	17,636
Core deposit intangibles	1,651	2,017
Right of use asset	41,404	43,289
Other assets	209,014	179,084
Total assets	$8,579,375	$8,422,946

Liabilities
Due to depositors:
Non-interest bearing	$874,420	$921,238
Interest-bearing	5,735,077	5,515,945
Total Due to depositors	6,609,497	6,437,183
Mortgagors' escrow deposits	72,012	48,159
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	765,219	815,501
Subordinated debentures	187,462	186,965
Junior subordinated debentures, at fair value	48,329	50,507
Total borrowed funds	1,001,010	1,052,973
Operating lease liability	43,067	46,125
Other liabilities	187,268	161,349
Total liabilities	7,912,854	7,745,789

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 28,904,625 shares and 29,476,391 shares outstanding, respectively)	341	341
Additional paid-in capital	264,486	264,332
Treasury stock, at average cost (5,182,998 shares and 4,611,232 shares, respectively)	(105,433)	(98,535)
Retained earnings	548,058	547,507
Accumulated other comprehensive loss, net of taxes	(40,931)	(36,488)
Total stockholders' equity	666,521	677,157

Total liabilities and stockholders' equity	$8,579,375	$8,422,946

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$91,466	$75,546	$259,732	$212,254
Interest and dividends on securities:
Interest	10,383	5,676	26,795	14,350
Dividends	33	17	92	36
Other interest income	2,154	506	6,095	716
Total interest and dividend income	104,036	81,745	292,714	227,356
Interest expense
Deposits	50,066	11,965	135,371	20,059
Other interest expense	9,543	8,574	24,276	17,882
Total interest expense	59,609	20,539	159,647	37,941
Net interest income	44,427	61,206	133,067	189,415
Provision for credit losses	596	2,145	9,520	5,093
Net interest income after provision for credit losses	43,831	59,061	123,547	184,322
Non-interest income
Banking services fee income	2,636	1,351	5,827	3,891
Net gain on sale of loans	—	—	108	73
Net (loss) gain from fair value adjustments	(1,246)	5,626	1,667	6,350
Federal Home Loan Bank of New York stock dividends	624	538	1,855	1,342
Life insurance proceeds	23	—	584	1,536
Bank owned life insurance	1,157	1,132	3,400	3,361
Other income	115	348	1,745	1,108
Total non-interest income	3,309	8,995	15,186	17,661
Non-interest expense
Salaries and employee benefits	20,346	21,438	62,598	66,196
Occupancy and equipment	3,371	3,541	10,698	10,905
Professional services	2,494	2,570	7,046	7,077
FDIC deposit insurance	912	738	2,832	1,773
Data processing	1,422	1,367	4,330	4,174
Depreciation and amortization of bank premises and equipment	1,482	1,488	4,474	4,395
Other real estate owned / foreclosure expense	185	143	500	259
Other operating expenses	6,176	4,349	18,176	15,171
Total non-interest expense	36,388	35,634	110,654	109,950
Income before income taxes	10,752	32,422	28,079	92,033
Provision for income taxes
Federal	2,029	5,783	5,318	16,042
State and local	888	3,197	2,196	9,295
Total provision for income taxes	2,917	8,980	7,514	25,337
Net income	$7,835	$23,442	$20,565	$66,696

Basic earnings per common share	$0.26	$0.76	$0.69	$2.15
Diluted earnings per common share	$0.26	$0.76	$0.69	$2.15
Dividends per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)

	(In thousands)
Net income	$7,835	$23,442	$20,565	$66,696
Other comprehensive income (loss), net of tax:
Amortization of actuarial gains, net of taxes of $31 and $2, respectively, and of $93 and ($1), respectively.	(69)	(4)	(207)	(19)
Amortization of prior service credits, net of taxes of $2 and $ - for the three and nine months ended September 30, 2022.	—	(5)	—	(21)
Change in net unrealized gains on securities, net of taxes of $2,423 and $10,266, respectively, and of $2,516 and $29,925, respectively.	(5,398)	(22,797)	(5,815)	(66,658)
Net unrealized gains on cashflow hedges, net of taxes of ($132) and ($3,668), respectively, and of ($624) and ($12,544), respectively.	294	8,190	1,473	27,856
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($116) and $184, respectively, and of ($47) and $389, respectively.	261	(414)	106	(768)
Other comprehensive loss, net of tax:	(4,912)	(15,030)	(4,443)	(39,610)
Comprehensive net income	$2,923	$8,412	$16,122	$27,086

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2023	2022
	(As Restated)

	(In thousands)
Operating Activities
Net income	$20,565	$66,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,520	5,093
Depreciation and amortization of premises and equipment	4,474	4,395
Net gain on sales of loans	(108)	(73)
Net amortization of premiums and discounts	2,159	309
Deferred income tax provision	2,798	3,914
Net gain from fair value adjustments	(1,667)	(6,350)
Net loss from fair value adjustments of qualifying hedges	112	161
Gain from life insurance proceeds	(584)	(1,536)
Income from bank owned life insurance	(3,400)	(3,361)
Stock-based compensation expense	5,556	6,230
Deferred compensation	(2,957)	(4,870)
Amortization of core deposit intangibles	366	415
(Increase) decrease in other assets	(18,711)	6,998
Decrease in other liabilities	(6,793)	(13,294)
Net cash provided by operating activities	11,330	64,727
Investing Activities
Purchases of premises and equipment	(4,026)	(3,433)
Purchases of Federal Home Loan Bank - NY shares	(114,436)	(124,309)
Redemptions of Federal Home Loan Bank - NY shares	116,457	97,757
Purchases of securities held-to-maturity	—	(16,475)
Proceeds from prepayments of securities held-to-maturity	593	190
Purchases of securities available for sale	(171,934)	(222,810)
Proceeds from maturities and prepayments of securities available for sale	46,762	80,503
Proceeds from bank owned life insurance	3,075	3,307
Change in cash collateral	25,800	44,015
Net repayments (originations) of loans	134,166	(173,311)
Purchases of loans	(120,720)	(207,546)
Proceeds from sale of loans	9,042	29,247
Net cash used in investing activities	(75,221)	(492,865)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the nine months ended September 30,
	2023	2022
	(As Restated)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

				Additional			Accumulated Other
	Shares		Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Total	Stock	Capital	Stock	Earnings	Income (Loss)
Balance at December 31, 2022	29,476,391	$677,157	$341	$264,332	$(98,535)	$547,507	$(36,488)

Net income (As Restated)	—	4,044	—	—	—	4,044	—
Vesting of restricted stock unit awards	256,798	—	—	(5,264)	5,484	(220)	—
Purchase of treasury shares	(159,516)	(3,053)	—	—	(3,053)	—	—
Stock-based compensation expense	—	3,808	—	3,808	—	—	—
Repurchase of shares to satisfy tax obligation	(85,217)	(1,656)	—	—	(1,656)	—	—
Dividends on common stock ($0.22 per share)	—	(6,659)	—	—	—	(6,659)	—
Other comprehensive loss	—	(1,296)	—	—	—	—	(1,296)
Balance at March 31, 2023 (As Restated)	29,488,456	$672,345	$341	$262,876	$(97,760)	$544,672	$(37,784)
Net income (As Restated)	—	8,686	—	—	—	8,686	—
Vesting of restricted stock unit awards	1,690	—	—	(30)	35	(5)	—
Purchase of treasury shares	(528,815)	(6,841)	—	—	(6,841)	—	—
Stock-based compensation expense	—	898	—	898	—	—	—
Repurchase of shares to satisfy tax obligation	(612)	(8)	—	—	(8)	—	—
Dividends on common stock ($0.22 per share)	—	(6,598)	—	—	—	(6,598)	—
Other comprehensive income	—	1,765	—	—	—	—	1,765
Balance at June 30, 2023 (As Restated)	28,960,719	$670,247	$341	$263,744	$(104,574)	$546,755	$(36,019)
Net income (As Restated)	—	7,835	—	—	—	7,835	—
Vesting of restricted stock unit awards	5,430	—	—	(108)	111	(3)	—
Purchase of treasury shares	(59,352)	(942)	—	—	(942)	—	—
Stock-based compensation expense	—	850	—	850	—	—	—
Repurchase of shares to satisfy tax obligation	(2,172)	(28)	—	—	(28)	—	—
Dividends on common stock ($0.22 per share)	—	(6,529)	—	—	—	(6,529)	—
Other comprehensive loss	—	(4,912)	—	—	—	—	(4,912)
Balance at September 30, 2023 (As Restated)	28,904,625	$666,521	$341	$264,486	$(105,433)	$548,058	$(40,931)

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

This Quarterly Report amends and restates in its entirety the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, filed with the SEC on November 7, 2023.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2024, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three- and nine-month periods ended September 30, 2023, required restatement to correct the accounting  treatment of employee retention credits (the “ERCs”) and disclosures, which ERCs were incorrectly recognized as income during such periods. The change impacted net income by a decrease of $1.6 million and $2.6 million, respectively, for the three- and nine-month periods ended September 30, 2023.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the effects of the restatements on select consolidated financial statements as reported as of and for the periods stated and are unaudited:

Consolidated Statements of Financial Condition:

	As of September 30, 2023
(In thousands)	As Reported	Adjustments	As Restated

Other assets	$206,922	$2,092	$209,014
Total assets	8,577,283	2,092	8,579,375
Other liabilities	182,556	4,712	187,268
Total liabilities	7,908,142	4,712	7,912,854
Retained earnings	550,678	(2,620)	548,058
Total stockholders’ equity	669,141	(2,620)	666,521
Total liabilities and stockholders’ equity	8,577,283	2,092	8,579,375

Consolidated Statements of Income:

	For the three months ended September 30, 2023
(In thousands, except per share data)	As Reported	Adjustments	As Restated

Other income	$282	$(167)	$115
Total non-interest income	3,476	(167)	3,309
Salaries and employee benefits	17,825	2,521	20,346
Professional services	3,042	(548)	2,494
Total non-interest expense	34,415	1,973	36,388
Income before income taxes	12,892	(2,140)	10,752
Federal income tax	2,435	(406)	2,029
State and local income tax	1,058	(170)	888
Total provision for income tax	3,493	(576)	2,917
Net income	9,399	(1,564)	7,835
Basic earnings per common share	0.32	(0.06)	0.26
Diluted earnings per common share	0.32	(0.06)	0.26

Consolidated Statements of Comprehensive Income:

	For the three months ended September 30, 2023
(In thousands)	As Reported	Adjustments	As Restated

Net income	$9,399	$(1,564)	$7,835
Comprehensive net income	4,487	(1,564)	2,923

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Consolidated Statements of Income:

	For the nine months ended September 30, 2023
(In thousands, except per share data)	As Reported	Adjustments	As Restated

Other income	$2,065	$(320)	$1,745
Total non-interest income	15,506	(320)	15,186
Salaries and employee benefits	58,205	4,393	62,598
Professional services	8,182	(1,136)	7,046
Total non-interest expense	107,397	3,257	110,654
Income before income taxes	31,656	(3,577)	28,079
Federal income tax	5,996	(678)	5,318
State and local income tax	2,475	(279)	2,196
Total provision for income tax	8,471	(957)	7,514
Net income	23,185	(2,620)	20,565
Basic earnings per common share	0.77	(0.08)	0.69
Diluted earnings per common share	0.77	(0.08)	0.69

Consolidated Statements of Comprehensive Income:

	For the nine months ended September 30, 2023
(In thousands)	As Reported	Adjustments	As Restated

Net income	$23,185	$(2,620)	$20,565
Comprehensive net income	18,742	(2,620)	16,122

Consolidated Statements of Cash Flows:

Operating Activities:	For the nine months ended September 30, 2023
(In thousands)	As Reported	Adjustments	As Restated

Net income	$23,185	$(2,620)	$20,565
(Increase) decrease in other assets	(16,619)	(2,092)	(18,711)
(Decrease) Increase in other liabilities	(11,505)	$4,712	$(6,793)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)

	(Dollars in thousands, except per share data)
Net income, as reported	$7,835	$23,442	$20,565	$66,696
Divided by:
Total weighted average common shares outstanding and common stock equivalents (1)	29,703	30,695	30,017	30,960

Basic earnings per common share	$0.26	$0.76	$0.69	$2.15
Diluted earnings per common share	$0.26	$0.76	$0.69	$2.15
Dividend Payout ratio	84.6%	28.9%	95.7%	30.7%

(1) For the three and nine months ended September 30, 2023, and 2022, there were no common stock equivalents that were anti-dilutive.

4.     Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity on September 30, 2023:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,353	$51,031	$—	$15,322
Total municipals	66,353	51,031	—	15,322

FNMA	7,860	6,634	—	1,226
Total mortgage-backed securities	7,860	6,634	—	1,226

Allowance for credit losses	(1,082)	—	—	—
Total	$73,131	$57,665	$—	$16,548

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

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness, or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On September 30, 2023, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty.

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

Off-Balance Sheet Credit Losses

Also included within scope of the CECL standard are off-balance sheet loan commitments, which includes the unfunded portion of committed lines of credit and commitments “in-process.” Commitments “in‐process” reflect loans not in the Company’s books but rather negotiated loan / line of credit terms and rates that the Company has offered to customers and is committed to honoring. In reference to “in‐process” credits, the Company defines an unfunded commitment as a credit that has been offered to and accepted by a borrower, which has not closed and by which the obligation is not unconditionally cancellable.

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

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of September 30, 2023, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.02% and 6.37% at September 30, 2023 and December 31, 2022, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2023		December 31, 2022
	(As Restated)
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$915,547	10.58%	$915,628	10.56%
Requirement to be well-capitalized	432,820	5.00	433,667	5.00
Excess	482,727	5.58	481,961	5.56

Common Equity Tier I risk-based capital:
Capital level	$915,547	13.45%	$915,628	13.79%
Requirement to be well-capitalized	442,391	6.50	431,734	6.50
Excess	473,156	6.95	483,894	7.29

Tier I risk-based capital:
Capital level	$915,547	13.45%	$915,628	13.79%
Requirement to be well-capitalized	544,482	8.00	531,365	8.00
Excess	371,065	5.45	384,263	5.79

Total risk-based capital:
Capital level	$954,335	14.02%	$954,457	14.37%
Requirement to be well-capitalized	680,602	10.00	664,206	10.00
Excess	273,733	4.02	290,251	4.37

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2023, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at September 30, 2023 and December 31, 2022 was 4.83% and 5.25%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	September 30, 2023		December 31, 2022
	(As Restated)
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$736,744	8.51%	$746,880	8.61%
Requirement to be well-capitalized	432,763	5.00	433,607	5.00
Excess	303,981	3.51	313,273	3.61

Common Equity Tier I risk-based capital:
Capital level	$690,294	10.14%	$698,258	10.52%
Requirement to be well-capitalized	442,291	6.50	431,635	6.50
Excess	248,003	3.64	266,623	4.02

Tier I risk-based capital:
Capital level	$736,744	10.83%	$746,880	11.25%
Requirement to be well-capitalized	544,358	8.00	531,243	8.00
Excess	192,386	2.83	215,637	3.25

Total risk-based capital:
Capital level	$965,532	14.19%	$975,709	14.69%
Requirement to be well-capitalized	680,448	10.00	664,054	10.00
Excess	285,084	4.19	311,655	4.69

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We have no obligation to update these forward-looking statements.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follow have been amended where appropriate to reflect the changes resulting from the restatement as discussed in the Explanatory Note above. The following sections have been updated to reflect this restatement: “Executive Summary”, “Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022”, “Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022” “Financial Condition”, “Average Balances”, “Item 4 - Controls and Procedures” and “Item 1A – Risk Factors”. The remaining sections were not impacted by the restatement and therefore were not updated.

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

For the three months ended September 30, 2023 we reported net income of $7.8 million, or $0.26 per diluted common share, a decrease of $0.9 million, or 9.8% from net income of $8.7 million, or $0.29 per diluted common share earned in the three months ended June 30, 2023. The decrease was primarily due to lower non-interest income of $1.7 million and an increase in non-interest expense totaling $1.3 million, partially offset by an increase in net interest income of $1.0 million and a decrease in the provision for credit losses of $0.9 million.

During the three months ended September 30, 2023, the net interest margin increased four basis points to 2.22% from 2.18% for the three months ended June 30, 2023. Excluding net gains (losses) from qualifying hedges and purchase accounting adjustments, the net interest margin decreased four basis points to 2.13% for the three months ended September 30, 2023, from 2.17% for the three months ended June 30, 2023.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents quarterly operating data highlights for the periods indicated:

	For the three months ended September 30,

	2023	2022
	(As Restated)

	(In thousands except per share data)
Quarterly operating data:
Interest income	$104,036	$81,745
Interest expense	59,609	20,539
Net interest income	44,427	61,206
Provision for credit losses	596	2,145
Noninterest income	3,309	8,995
Noninterest expense	36,388	35,634
Income before income tax expense	10,752	32,422
Income tax expense	2,917	8,980
Net income	$7,835	$23,442

Basic earnings per common share	$0.26	$0.76
Dividends per common share	0.26	0.76
Average diluted shares	29,703	30,695

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

General. Net income for the three months ended September 30, 2023 was $7.8 million, a decrease of $15.6 million, or 66.6%, from $23.4 million for the three months ended September 30, 2022. Diluted earnings per common share were $0.26 for the three months ended September 30, 2023, a decrease of $0.50 or 65.8%, from $0.76 for the three months ended September 30, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 85 basis points to 2.22% for the three months ended September 30, 2023 from 3.07% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out derivative swaps to align with our strategic business plan, and to move to a more interest rate neutral position.

Return on average equity was 4.64% for the three months ended September 30, 2023 compared to 13.91% for the three months ended September 30, 2022. Return on average assets was 0.37% for the three months ended September 30, 2023 compared to 1.11% for the three months ended September 30, 2022.

Interest Income. Interest and dividend income increased $22.3 million, or 27.3%, to $104.0 million for the three months ended September 30, 2023 from $81.7 million for the three months ended September 30, 2022. The increase in interest income was primarily attributable to the 109 basis point increase in the yield on interest-earning assets to 5.19% for the three months ended September 30, 2023 compared to 4.10% for the three month ended September 30, 2022. In addition, the average balance of total interest-earning assets increased $44.2 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 107 basis points to 5.06% for the three months ended September 30, 2023 from 3.99% for the three months ended September 30, 2022.

Interest Expense. Interest expense increased $39.1 million, or 190.2%, to $59.6 million for the three months ended September 30, 2023 from $20.5 million for the three months ended September 30, 2022. The growth in interest expense was primarily due to an increase of 227 basis points in the average cost of interest-bearing liabilities to 3.52% for the three months ended September 30, 2023 from 1.25% for the three months ended September 30, 2022 and the increase of $218.8 million in the average balance of interest-bearing liabilities to $6,771.9 million for the three months ended September 30,

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

2023 from $6,553.1 million for the comparable prior year period. Rising rates have driven the increase in our cost of funds as the Federal Reserve increased rates 225 basis points between September 30, 2022 and September 30, 2023.

Net Interest Income. Net interest income for the three months ended September 30, 2023 was $44.4 million, a decrease of $16.8 million, or 27.4%, from $61.3 million for the three months ended September 30, 2022. The decrease in net interest income was driven by the net interest margin decreasing 85 basis points to 2.22% for the three months ended September 30, 2023 from 3.07% for the three months ended September 30, 2022. In addition, net interest income was negatively impacted by a decline in net interest-earning assets totaling $174.6 million to $1,251.4 million for the quarter ended September 30, 2023. The decrease in net interest-earning assets was primarily due to limited demand for lending coupled with the average balance of non-interest-bearing deposits declining $198.6 million to $851.7 million for the three months ended September 30, 2023 compared to $1,050.3 million for the three months ended September 30, 2022. Included in net interest income for the three months ended September 30, 2023 and 2022, was prepayment penalty income totaling $0.7 million and $1.3 million, respectively, net reversals and recovered interest from non-accrual loans totaling $0.2 million and $0.1 million, respectively, net gains from fair value adjustments on qualifying hedges totaling $1.3 million and less than $0.1 million, respectively, and purchase accounting income adjustments of $0.3 million and $0.8 million, respectively. Excluding all of these items, the net interest margin for the three months ended September 30, 2023 was 2.09%, a decrease of 87 basis points, from 2.96% for the three months ended September 30, 2022.

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

Non-Interest Income. Non-interest income for the three months ended September 30, 2023 was $3.3 million, a decrease of $5.7 million, or 63.2% from $9.0 million in the prior year comparable period. The decrease was primarily due to net losses from fair value adjustments totaling $1.2 million in the current period compared to a net gain of $5.6 million recorded during the prior year period.

Non-Interest Expense. Non-interest expense for the three months ended September 30, 2023 was $36.4 million, an increase of $0.8 million, or 2.1%, from $35.6 million for the three months ended September 30, 2022. The increase was primarily due to higher operating expenses partially offset by lower salary related expense accruals.

Income before Income Taxes. Income before income taxes for the three months ended September 30, 2023 was $10.8 million, a decrease of $21.7 million, or 66.8%, from $32.4 million for the three months ended September 30, 2022 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $2.9 million for the three months ended September 30, 2023, a decrease of $6.1 million, or 67.5%, from $9.0 million for the three months ended September 30, 2022. The decrease was primarily due to the decline in income before income taxes. The effective tax rate for the three months ended September 30, 2023 was 27.1% compared to 27.7% for the three months ended September 30, 2022.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents operating data highlights for the periods indicated:

	For the nine months ended September 30,

	2023	2022
	(As Restated)

	(In thousands except per share data)
Operating data:
Interest income	$292,714	$227,356
Interest expense	159,647	37,941
Net interest income	133,067	189,415
Provision for credit losses	9,520	5,093
Noninterest income	15,186	17,661
Noninterest expense	110,654	109,950
Income before income tax expense	28,079	92,033
Income tax expense	7,514	25,337
Net income	$20,565	$66,696

Basic earnings per common share	$0.69	$2.15
Dividends per common share	0.69	2.15
Average diluted shares	30,017	30,960

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

General. Net income for the nine months ended September 30, 2023 was $20.6 million, a decrease of $46.1 million, or 69.2%, from $66.7 million for the nine months ended September 30, 2022. Diluted earnings per common share were $0.69 for the nine months ended September 30, 2023, a decrease of $1.46 or 67.9%, from $2.15 for the nine months ended September 30, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 104 basis points to 2.22% for the nine months ended September 30, 2023 from 3.26% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out derivative swaps to align with our strategic plans.

Return on average equity was 4.05% for the nine months ended September 30, 2023 compared to 13.24% for the nine months ended September 30, 2022. Return on average assets was 0.32% for the nine months ended September 30, 2023 compared to 1.08% for the nine months ended September 30, 2022.

Interest Income. Interest and dividend income increased $65.4 million, or 28.7%, to $292.7 million for the nine months ended September 30, 2023 from $227.4 million for the nine months ended September 30, 2022. The increase in interest income was primarily attributable to the 97 basis point increase in the yield on interest-earning assets to 4.88% for the nine months ended September 30, 2023 compared to 3.91% for the comparable prior year period. In addition, the average balance of interest-earnings assets increased $241.0 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets, increased 103 basis points to 4.81% for the nine months ended September 30, 2023 from 3.78% for the nine months ended September 30, 2022.

Interest Expense. Interest expense increased $121.7 million, or 320.8%, to $159.6 million for the nine months ended September 30, 2023 from $37.9 million for the nine months ended September 30, 2022. The growth in interest expense was primarily due to an increase of 237 basis points in the average cost of interest-bearing liabilities to 3.16% for the nine

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

months ended September 30, 2023 from 0.79% for the nine months ended September 30, 2022 and an increase of $372.8 million in the average balance of interest-bearing liabilities to $6,744.3 million for the nine months ended September 30, 2023 from $6,371.5 million for the comparable prior year period. Rising rates have driven the increase in our cost of funds as the Federal Reserve increased rates by 225 basis points between September 30, 2022 and September 30, 2023.

Net Interest Income. Net interest income for the nine months ended September 30, 2023 was $133.1 million, a decrease of $56.3 million, or 29.7%, from $189.4 million for the nine months ended September 30, 2022. The decrease in net interest income was driven by the net interest margin decreasing 104 basis points to 2.22% for the nine months ended September 30, 2023 from 3.26% for the nine months ended September 30, 2022. In addition, net interest income was negatively impacted by a year over year decline in net interest-earning assets totaling $131.8 million to $1,261.5 million for the nine months ended September 30, 2023. The decrease in net interest-earning assets was primarily due to limited demand for lending coupled with the average balance of non-interest-bearing deposits declining $166.5 million to $865.8 million for the nine months ended September 30, 2023 compared to $1,032.3 million for the nine months ended September 30, 2022. Included in net interest income for the nine months ended September 30, 2023 and 2022, was prepayment penalty income totaling $1.6 million and $5.1 million, respectively, net reversals and recovered interest from non-accrual loans totaling $0.3 million and $0.2 million, respectively, net gains (losses) from fair value adjustments on qualifying hedges totaling $1.2 million and ($0.2) million, respectively, and purchase accounting income of $1.0 million and $2.2 million, respectively. Excluding all of these items, the net interest margin for the nine months ended September 30, 2023 was 2.15%, a decrease of 98 basis points, from 3.13% for the nine months ended September 30, 2022.

Provision for Credit Losses. During the nine months ended September 30, 2023, the provision for credit losses was $9.5 million compared to $5.1 million for the nine months ended September 30, 2022. The provision recorded during the nine months ended September 30, 2023, was driven by fully reserving for two non-accrual business loans that were subsequently charged-off and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 50.0% at September 30, 2023. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2023 was $15.2 million, a decrease of $2.5 million, or 14.0% from $17.7 million in the prior year comparable period. The decrease was primarily due to net gains from fair value adjustments totaling $1.7 million in the current period compared to $6.4 million recorded during the prior year period.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2023 was $110.7 million, an increase of $0.7 million, or 0.6%, from $110.0 million for the nine months ended September 30, 2022. The increase was primarily due to higher operating expenses and FDIC insurance premiums, partially offset by lower salary related expense accruals.

Income before Income Taxes. Income before income taxes for the nine months ended September 30, 2023 was $28.1 million, a decrease of $64.0 million, or 69.5%, from $92.0 million for the nine months ended September 30, 2022 for the previously discussed reasons.

Provision for Income Taxes. The provision for income taxes was $7.5 million for the nine months ended September 30, 2023, a decrease of $17.8 million, or 70.3%, from $25.3 million for the nine months ended September 30, 2022. The decrease was primarily due to the decline in income before income taxes. The effective tax rate for nine months ended September 30, 2023 was 26.8% compared to 27.5% for the nine months ended September 30, 2022.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2023 were $8,579.4 million, an increase of $156.4 million, or 1.9%, from $8,422.9 million at December 31, 2022. Total net loans decreased $37.5 million, or 0.5%, during the nine months ended September 30, 2023, to $6,856.8 million from $6,894.3 million at December 31, 2022. Loan originations and purchases were $573.8

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

million for the nine months ended September 30, 2023, a decrease of $723.0 million, or 55.8%, from $1,296.8 million for the nine months ended September 30, 2022. The decreased loan originations were a result of interest rate increases over the past year as customers adapt to the increased rate environment. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $363.3 million at September 30, 2023, compared to $252.2 million at December 31, 2022.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $7,912.9 million at September 30, 2023, an increase of $167.1 million, or 2.2%, from $7,745.8 million at December 31, 2022. During the nine months ended September 30, 2023, due to depositors increased $172.3 million, or 2.7%, to $6,609.5 million due to an increase of certificates of deposit totaling $795.0 million partially offset by a net decrease in all other deposit accounts totaling $622.7 million. The Company has based deposit growth on certificates of deposit as they extend liabilities thus reducing interest rate risk. Included in deposits were brokered deposits totaling $1,102.6 million, an increase of $246.3 million from $856.3 million at December 31, 2022. At September 30, 2023, the Company had uninsured deposits totaling $1.9 billion, or 29% of deposits with $0.9 million of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.0 billion or 16% of deposits. Borrowed funds decreased $52.0 million during the nine months ended September 30, 2023.

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

Equity. Total stockholders’ equity decreased $10.6 million, or 1.6%, to $666.5 million at September 30, 2023, from $677.2 million at December 31, 2022. Stockholders’ equity decreased due to the declaration and payment of dividends on the Company’s common stock of $0.66 per common share totaling $19.8 million, the repurchase of 747,683 shares at an average cost of $14.49 per share totaling $10.8 million and a decrease of $4.4 million in accumulated other comprehensive income. These decreases were partially offset by net income of $20.6 million. Book value per common share increased to $23.06 at September 30, 2023 compared to $22.97 at December 31, 2022.

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

	For the three months ended September 30,
	2023				2022
	(As Restated)
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,314,215	$68,931	5.19%		$5,340,694	$58,374	4.37%
Other loans, net	1,498,804	22,535	6.01		1,520,769	17,172	4.52
Total loans, net (1) (2)	6,813,019	91,466	5.37		6,861,463	75,546	4.40
Taxable securities:
Mortgage-backed securities	436,181	3,031	2.78		568,854	2,466	1.73
Other securities	528,091	7,003	5.30		362,629	2,839	3.13
Total taxable securities	964,272	10,034	4.16		931,483	5,305	2.28
Tax-exempt securities: (3)
Other securities	66,438	484	2.91		67,211	492	2.93
Total tax-exempt securities	66,438	484	2.91		67,211	492	2.93
Interest-earning deposits and federal funds sold	179,508	2,154	4.80		118,913	506	1.70
Total interest-earning assets (3)	8,023,237	104,138	5.19		7,979,070	81,849	4.10
Other assets	482,109				463,587
Total assets	$8,505,346				$8,442,657
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$115,437	130	0.45		$154,545	53	0.14
NOW accounts	1,907,781	16,843	3.53		1,808,608	3,640	0.81
Money market accounts	1,584,308	14,386	3.63		2,136,829	5,280	0.99
Certificate of deposit accounts	2,290,669	18,639	3.25		1,057,733	2,948	1.11
Total due to depositors	5,898,195	49,998	3.39		5,157,715	11,921	0.92
Mortgagors' escrow accounts	69,525	68	0.39		68,602	44	0.26
Total deposits	5,967,720	50,066	3.36		5,226,317	11,965	0.92
Borrowed funds	804,140	9,543	4.75		1,326,770	8,574	2.58
Total interest-bearing liabilities	6,771,860	59,609	3.52		6,553,087	20,539	1.25
Non-interest-bearing deposits	851,677				1,050,296
Other liabilities	206,768				164,992
Total liabilities	7,830,305				7,768,375
Equity	675,041				674,282
Total liabilities and equity	$8,505,346				$8,442,657
Net interest income / net interest rate spread (tax equivalent) (3)		$44,529	1.67%			$61,310	2.85%
Net interest-earning assets / net interest margin (tax equivalent) (3)	$1,251,377		2.22%		$1,425,983		3.07%
Ratio of interest-earning assets to interest-bearing liabilities			1.18	X			1.22	X

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the nine months ended September 30,
	2023				2022
	(As Restated)
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,318,616	$194,673	4.88%		$5,224,289	$167,119	4.27%
Other loans, net	1,519,124	65,059	5.71		1,470,239	45,135	4.09
Total loans, net (1) (2)	6,837,740	259,732	5.06		6,694,528	212,254	4.23
Taxable securities:
Mortgage-backed securities	447,491	8,288	2.47		581,439	6,989	1.60
Other securities	470,898	17,461	4.94		308,008	6,048	2.62
Total taxable securities	918,389	25,749	3.74		889,447	13,037	1.95
Tax-exempt securities: (3)
Other securities	66,631	1,441	2.88		64,081	1,708	3.55
Total tax-exempt securities	66,631	1,441	2.88		64,081	1,708	3.55
Interest-earning deposits and federal funds sold	183,106	6,095	4.44		116,817	716	0.82
Total interest-earning assets (3)	8,005,866	293,017	4.88		7,764,873	227,715	3.91
Other assets	472,971				471,197
Total assets	$8,478,837				$8,236,070
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$124,736	396	0.42		$155,966	152	0.13
NOW accounts	1,968,199	46,780	3.17		1,977,621	5,838	0.39
Money market accounts	1,797,398	43,113	3.20		2,206,973	8,507	0.51
Certificate of deposit accounts	2,007,954	44,927	2.98		923,301	5,510	0.80
Total due to depositors	5,898,287	135,216	3.06		5,263,861	20,007	0.51
Mortgagors' escrow accounts	79,136	155	0.26		79,192	52	0.09
Total deposits	5,977,423	135,371	3.02		5,343,053	20,059	0.50
Borrowed funds	766,919	24,276	4.22		1,028,489	17,882	2.32
Total interest-bearing liabilities	6,744,342	159,647	3.16		6,371,542	37,941	0.79
Non-interest-bearing deposits	865,777				1,032,319
Other liabilities	191,769				160,621
Total liabilities	7,801,888				7,564,482
Equity	676,949				671,588
Total liabilities and equity	$8,478,837				$8,236,070
Net interest income / net interest rate spread (tax equivalent) (3)		$133,370	1.72%			$189,774	3.12%
Net interest-earning assets / net interest margin (tax equivalent) (3)	$1,261,524		2.22%		$1,393,331		3.26%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.22	X

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

Since that evaluation, however, and as a result of the material weakness in the Company’s internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for certain ERCs for the three- and nine-month periods ended September 30, 2023. In the course of preparing the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, however, the Company determined that it could no longer rely on such advice and is not able to treat the ultimate realization of the ERCs as “probable” under GAAP.

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

The Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for certain ERCs for the three- and nine-month periods ended September 30, 2023. In the course of preparing the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, however, the Company determined that it could no longer rely on such advice and was not able to treat the ultimate realization of the ERCs as “probable” under GAAP.

In connection with the foregoing, management of the Company concluded that a material weakness in the Company’s internal control over financial reporting existed as of September 30, 2023. Specifically, the Company did not maintain effective controls over the probability assessment associated with the recognition of income related to the ERCs. While the Company is taking steps to remediate the material weakness, it cannot provide assurance that such remedial measures will be effective. If the Company fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results, which may, among other adverse consequences, cause investors to lose confidence in the Company’s reported financial information.

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