Form 10-K
period 2023-12-31
FLUSHING FINANCIAL CORP
filed 2024-03-15
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes    X        No

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $336,406,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $12.29.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2024 was 29,067,712 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2024 are incorporated herein by reference in Part III.

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

Item 1.    Business.

GENERAL

Overview

The Holding Company is a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. Our primary business is the operation of the Bank. The Bank owned two subsidiaries during 2023: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch (the “Internet Branch”), which operates under the brands of iGObanking.com® and BankPurely®. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt and junior subordinated debt, and issuances of equity securities. The Holding Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. Therefore, segment information is not provided. At December 31, 2023, the Company had total assets of $8.5 billion, deposits of $6.8 billion and stockholders’ equity of $0.7 billion.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) Small Business Administration (“SBA”) loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2023, we had gross loans outstanding of $6,898.3 million, with gross mortgage loans totaling $5,425.6 million, or 78.7% of gross loans, and commercial business loans totaling $1,472.7 million, or 21.3% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which represent 74.6% of gross loans. Our revenues are derived principally from interest on loans, our mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Non-performing loans totaled $25.2 million, $32.4 million, and $14.9 million at December 31, 2023, 2022, and 2021, respectively. We had net charge-offs of non-performing loans in 2023 totaling $10.8 million compared to $1.5 million and $3.1 million for the years ended December 31, 2022, and 2021, respectively. The Company recorded a provision (benefit) for credit losses on loans totaling $10.5 million, $4.8 million, and ($4.9) million for the years ended December 31, 2023, 2022, and 2021, respectively. The provision recorded in 2023 was driven by fully reserving for two non-accrual business loans and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing environmental uncertainty resulting from high and rising inflation including increasing interest rates. The benefit recorded in 2021 was primarily due to improving economic conditions.

Market Area and Competition

We are a community oriented commercial bank offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office and its executive offices are in Uniondale, New York, located in Nassau County. At December 31, 2023, the Bank operated 27 full-service offices and the Internet Branch. We have offices located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau and Suffolk County, New York. The vast majority of all of our mortgage loans are secured by properties located in the New York City metropolitan area.

We face intense competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than we do, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 108 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2023, in these counties was 0.35% of the total deposits of these FDIC insured competing financial institutions, and we are the 23rd largest financial institution.1 In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize.

In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable-rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence than we do. Our future earnings prospects will be affected by our ability to compete

1 Per June 2023 FDIC Summary of Deposits for the New York State Counties of New York, Kings, Queens, Nassau and Suffolk

effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers and other business sources. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and commercial business loans. In addition, we also offer construction loans, SBA loans and other consumer loans. Most of our mortgage loans are secured by properties located within our market area.

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

Most of our commercial business loans are generated by the Company’s business banking group which focuses on loan and deposit relationships to businesses located within our market area. These loans are generally personally guaranteed by the owners, and may be secured by the assets of the business, which at times may include real estate. The interest rate on these loans are generally adjustable based on a published index. These loans, while providing us a higher rate of return, also present a higher level of risk. The greater risk associated with commercial business loans could require us to increase our provision for credit losses, and to maintain an allowance for credit losses as a percentage of total loans in excess of the allowance we currently maintain.

At times, we may purchase whole or participations in loans from banks, mortgage bankers and other financial institutions when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated. Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2023		2022		2021		2020		2019
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,658,205	38.53%	$2,601,384	37.57%	$2,517,026	37.94%	$2,533,952	37.81%	$2,238,591	38.88%
Commercial real estate (1)	1,958,252	28.39	1,913,040	27.62	1,775,629	26.77	1,754,754	26.18	1,582,008	27.48
One-to-four family - mixed-use property	530,243	7.69	554,314	8.00	571,795	8.62	602,981	9.00	592,471	10.29
One-to-four family - residential	220,213	3.19	241,246	3.48	276,571	4.17	253,262	3.78	196,879	3.42
Construction	58,673	0.85	70,951	1.02	59,761	0.90	83,322	1.24	67,754	1.18
Gross mortgage loans	5,425,586	78.65	5,380,935	77.69	5,200,782	78.40	5,228,271	78.01	4,677,703	81.25

Commercial business loans:
Small Business Administration	20,205	0.29	23,275	0.34	93,811	1.41	167,376	2.50	14,445	0.25
Taxi medallion	—	—	—	—	—	—	2,757	0.04	3,309	0.06
Commercial business and other	1,452,518	21.06	1,521,548	21.97	1,339,273	20.19	1,303,225	19.45	1,061,478	18.44
Gross commercial business loans	1,472,723	21.35	1,544,823	22.31	1,433,084	21.60	1,473,358	21.99	1,079,232	18.75
Gross loans	6,898,309	100.00%	6,925,758	100.00%	6,633,866	100.00%	6,701,629	100.00%	5,756,935	100.00%

Unearned loan fees and deferred costs, net	9,590		9,011		4,239		3,045		15,271
Unallocated portfolio layer basis adjustments (2)	(949)		—		—		—		—
Less: Allowance for credit losses	(40,161)		(40,442)		(37,135)		(45,153)		(21,751)
Loans, net	$6,866,789		$6,894,327		$6,600,970		$6,659,521		$5,750,455
(1)	Balance consists almost exclusively of investor commercial real estate (non-owner occupied). Owner-occupied commercial real estate represents less than 1.0% of the total for each period shown.
(2)	This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under generally accepted accounting principles in the United States of America (“GAAP”) portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

In the table above, commercial business and other loans include owner-occupied commercial real estate totaling $707.6 million, $732.0 million, $624.0 million, $498.2 million and $340.8 million at December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2023	2022	2021
Mortgage Loans
At beginning of period	$5,380,935	$5,200,782	$5,228,271
Mortgage loans originated:
Multi-family residential	232,715	474,409	246,964
Commercial real estate	184,382	308,455	140,948
One-to-four family mixed-use property	20,097	37,598	41,110
One-to-four family residential	6,883	25,059	13,009
Construction	34,253	28,732	26,375
Total mortgage loans originated	478,330	874,253	468,406

Mortgage loans purchased:
Commercial real estate	—	—	27,534
One-to-four family residential	—	—	57,952
Construction	128	2,860	11,749
Total mortgage loans purchased	128	2,860	97,235

Less:
Principal reductions	424,734	665,377	565,606
Mortgage loan sales	9,042	31,355	27,384
Charge-Offs	31	228	140
At end of period	$5,425,586	$5,380,935	$5,200,782

Commercial business loans
At beginning of period	$1,544,823	$1,433,084	$1,473,358
Loans originated:
Small Business Administration	2,300	3,461	143,363
Commercial business	166,391	364,177	375,508
Other	4,715	4,402	4,594
Total other loans originated	173,406	372,040	523,465

Commercial business loans purchased:
Commercial business	166,216	272,841	164,856
Total commercial business loans purchased	166,216	272,841	164,856

Less:
Commercial business sales	—	300	—
Principal reductions	400,598	530,750	723,601
Charge-offs	11,124	2,092	4,994
At end of period	$1,472,723	$1,544,823	$1,433,084

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2023. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans					Commercial business loans
			One-to-four
			family	One-to-four			Commercial
	Multi-family	Commercial	mixed-use	family		Small Business	business
(In thousands)	residential	real estate	property	residential	Construction	Administration	and other	Total loans

Amounts due within one year	$359,772	$373,483	$48,171	$16,843	$50,379	$3,474	$467,807	$1,319,929
Amounts due after one year:
One to two years	289,535	257,971	47,051	14,006	4,869	2,032	289,052	904,516
Two to three years	269,431	220,296	46,497	12,893	1,456	1,092	206,073	757,738
Three to five years	499,102	377,565	88,816	24,191	1,969	1,442	249,177	1,242,262
Five to fifteen years	1,057,022	706,407	225,788	84,014	—	7,593	238,303	2,319,127
Over fifteen years	183,343	22,530	73,920	68,266	—	4,572	2,106	354,737
Total due after one year	2,298,433	1,584,769	482,072	203,370	8,294	16,731	984,711	5,578,380
Gross loans	$2,658,205	$1,958,252	$530,243	$220,213	$58,673	$20,205	$1,452,518	$6,898,309

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$291,511	$98,364	$165,078	$19,711	$—	$1,254	$581,875	$1,157,793
Adjustable rate loans	2,006,922	1,486,405	316,994	183,659	8,294	15,477	402,836	4,420,587
Total loans due after one year (1)	$2,298,433	$1,584,769	$482,072	$203,370	$8,294	$16,731	$984,711	$5,578,380

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.9 million related to loans hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

Multi-family Residential Lending. Loans secured by multi-family residential properties were $2,658.2 million, or 38.53% of gross loans, at December 31, 2023. Our multi-family residential mortgage loans had an average principal balance of $1.2 million at December 31, 2023, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $28.0 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. The weighted average debt service coverage ratio for this portfolio is approximately 180% based on the most recent annual loan review. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Board of Directors of the Bank (the “Bank Board of Directors”) or the Loan Committee as an exception to policy. The average loan to value ratio for this loan portfolio is approximately 30.6% based on the most recent appraisal and the loan balance at December 31, 2023. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

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

At December 31, 2023, $2,262.6 million, or 85.12%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $210.5 million, $392.0 million, and $188.7 million during 2023, 2022, and 2021, respectively.

At December 31, 2023, $395.6 million, or 14.88%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $22.2 million, $82.4 million, and $58.3 million of fixed-rate multi-family mortgage loans in 2023, 2022, and 2021, respectively.

The following table shows the geographic distribution of our multi-family portfolio at December 31, 2023:

		Percent
	Amount	of Total
(Dollars in thousands)
Brooklyn	$795,994	29.94%
Manhattan	560,857	21.10
Queens	467,575	17.59
Bronx	411,640	15.49
New York State (excluding NYC)	303,998	11.44
Other states	106,690	4.01
Staten Island	11,451	0.43
Total	$2,658,205	100.00%

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,958.3 million, or 28.39% of gross loans, at December 31, 2023. Our commercial real estate mortgage loans are secured by properties such as hotels/motels, small business facilities, strip shopping centers, warehouses, and office buildings. At December 31, 2023, our commercial real estate mortgage loans had an average principal balance of $2.5 million and the largest of such loans had a principal balance of $30.2 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $10.0 million.

In underwriting commercial real estate mortgage loans, we employ the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans. The weighted average debt service coverage ratio for this portfolio is approximately 180% based on the most recent annual loan review. The weighted average loan to value ratio for this portfolio is approximately 42.7% based on the most recent appraisal and the loan balance at December 31, 2023.

Our commercial real estate loans are primarily investor properties (non-owner occupied) which are generally considered to have higher credit risk than multi-family lending. The repayment of principal is primarily dependent on the successful operation of the underlying tenant’s business.

At December 31, 2023, $1,760.8 million, or 89.92%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $172.1 million, $273.1 million, and $148.8 million during 2023, 2022, and 2021, respectively.

At December 31, 2023, $197.5 million, or 10.08%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $12.2 million, $35.4 million, and $19.6 million of fixed-rate commercial mortgage loans in 2023, 2022, and 2021, respectively.

The following table shows the diversification of our investor property commercial real estate loans by major industry at December 31, 2023:

		Percent
	Amount	of Total
(Dollars in thousands)
General Commercial	$546,645	27.91%
Strip Mall	380,028	19.41
Shopping Center	360,918	18.43
Single Tenant Retail	169,142	8.64
Industrial	146,285	7.47
Office Multi Tenant	117,984	6.02
Commercial Special Use	98,405	5.03
Health Care / Medical Use	95,553	4.88
Office Single Tenant	43,292	2.21
Total (1)	$1,958,252	100.00%
(1)	Includes owner-occupied commercial real estate totaling $1.6 million representing 0.84% of total commercial real estate.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $530.2 million, or 7.69% of gross loans, at December 31, 2023.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2023, $340.6 million, or 64.23%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $8.7 million, $15.7 million, and $15.1 million during 2023, 2022, and 2021, respectively.

At December 31, 2023, $189.7 million, or 35.77%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $11.4 million, $21.9 million, and $26.0 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2023, 2022, and 2021, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $220.2 million, or 3.19% of gross loans, at December 31, 2023.

We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

At December 31, 2023, $197.4 million, or 89.66%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $6.5 million, $21.7 million, and $70.2 million during 2023, 2022, and 2021, respectively.

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

At December 31, 2023, $22.8 million, or 10.34%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $0.4 million, $3.3 million, and $0.8 million in fixed-rate residential mortgages in 2023, 2022, and 2021, respectively.

At December 31, 2023, home equity loans totaled $19.2 million, or 0.28%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2023, construction loans totaled $58.7 million, or 0.85%, of gross loans. Our construction loans primarily are adjustable-rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and owner-occupied commercial properties. We also, to a limited extent, finance the construction of commercial properties. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We originated and purchased construction loans totaling $34.4 million, $31.6 million, and $38.1 million during 2023, 2022, and 2021, respectively.

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

Small Business Administration Lending. At December 31, 2023, SBA loans totaled $20.2 million, representing 0.29% of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable-rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%.

We originated and purchased SBA loans totaling $2.3 million, $3.5 million and $143.4 million (including $138.7 million of SBA Paycheck Protection Program loans), during 2023, 2022, and 2021, respectively.

Commercial Business and Other Loans. At December 31, 2023, commercial business and other loans totaled $1,452.5 million, or 21.06%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory, equipment and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable-rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable-rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the Secured Overnight Financing Rate (“SOFR”) or Prime Rate for lines of credit. Beginning in mid-2023 the use of the London Interbank Offered Rate (“LIBOR”) was discontinued as an alternative index, and replaced by SOFR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $322.4 million, $637.0 million, and $540.4 million of commercial business loans during 2023, 2022, and 2021, respectively.

A portion of our commercial business and other loans are commercial loans secured by owner-occupied real estate, which totaled $707.6 million, $732.0 million and $624.0 million at December 31, 2023, 2022 and 2021, respectively. These loans are secured by properties used by the borrower for commercial use where the primary source of repayment is expected to be the income generated by the borrower’s business use of the property. The Company recognizes in circumstances where the borrower is not performing, the real estate collateral would be the source of repayment. The Company considers these credits to be less risky than commercial business loans, however, riskier than commercial real estate loans.

The following table shows the diversification of our commercial business and other loan portfolio by major industry at December 31, 2023:

		Percent
	Amount	of Total
(Dollars in thousands)
Automotive	$224,657	15.25%
Wholesalers	163,114	11.08
Financing Companies	136,025	9.24
Construction / Contractors	121,162	8.23
Professional Services	101,082	6.86
Healthcare	82,056	5.57
Hotels	81,202	5.51
Manufacturing	75,806	5.15
Restaurant	57,616	3.91
Retail	53,781	3.65
Other	376,222	25.55
Total	$1,472,723	100.00%

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $4.7 million, $4.4 million, and $4.6 million of other loans during 2023, 2022, and 2021, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

Loan Extensions, Renewals, Modifications and Restructuring. Extensions, renewals, modifications or restructuring a loan, other than a loan that is experiencing financial difficulties which requires the loan to be fully underwritten in accordance with our policy. The borrower must be current to have a loan extended, renewed, or modified. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the changes requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and commercial business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on modifying a loan requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings, and modifications must be approved by the appropriate Loan Committee.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On December 31, 2023, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty. See Note 3 (“Loans and Allowance for Credit Losses”) of the Notes to the Consolidated Financial Statements.

Loan Approval Procedures and Authority. The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishing loan approval requirements for our various types of loan products. Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Senior Executive Vice President Chief of Real Estate Lending, the Executive Vice President of Residential, Mixed Use & Small Multi-family Lending, or Executive Vice President Real Estate Credit Center (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter, or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Credit Committee. For one-to-four family mortgage loans in excess of $750,000 and up to $2.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Credit Committee and the Director’s Loan Committee. The Director’s Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $2.0 million up to and including $5.0 million after obtaining two signatures from authorized officers and one signature from loan officers with Management Credit Committee approval. One-to-four family mortgage loans in excess of $5.0 million may require Director’s inspection.

Pursuant to our Commercial Real Estate Lending Policy, loans secured by commercial real estate and multi-family residential properties up to $2.0 million are approved by the Executive Vice President of Commercial Real Estate and the Senior Executive Vice President, Chief of Real Estate Lending, or Executive Vice President Credit Center Manager and then ratified by the Management Credit Committee and/or the Director’s Loan Committee. Loans provided in excess of $2.0 million and up to and including $5.0 million must be submitted with the two signatures of the officers to the Management Credit Committee for final approval and then to the Director’s Loan Committee and/or Board of Directors for ratification. Loans in excess of $5.0 million and up to and including $25.0 million must be submitted subsequently to the Director’s Loan Committee and/or the Board of Directors for approval. Loan amounts in excess of $25.0 million must be approved by the Board of Directors.

In accordance with our Business Banking Credit Policy, commercial business and other loans require two signatures from the Business Loan Committee for approval up to $0.5 million. All commercial business loans and SBA loans over $0.5 million and up to $2.5 million must be approved by obtaining two signatures from the Business Loan Committee and ratified by the Management Credit Committee. Commercial business loans and SBA loans in excess of $2.5 million up to $5.0 million must be approved by the Management Credit Committee and ratified by the Director’s Loan Committee. Loans in excess of $5.0 million must be submitted to the Director’s Loan Committee and/ or the Board of Directors for approval.

Our Construction Loan Policy requires construction loans up to and including $2.0 million must be approved by the Senior Executive Vice President, Chief of Real Estate Lending and the Executive Vice President of Commercial Real Estate, and ratified by the Management Credit Committee or the Director’s Loan Committee. Such loans in excess of $2.0 million up to and including $5.0 million require the same officer approvals, approval of the Management Credit Committee, and ratification of the Director’s Loan Committee or the Bank Board of Directors. Loan proposals in excess of $5.0 million up to and including $25.0 million that are approved by Management Credit Committee will subsequently be submitted to either the Directors Loan Committee and/or the Board of Directors for their approval. Construction loans in excess of $25.0 million require the subsequent approval of the Bank Board of Directors. Any loan, regardless of type, that deviates from our written credit policies must be approved by the Director’s Loan Committee or the Bank Board of Directors.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $123.8 million at December 31, 2023. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2023, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the Bank’s three largest aggregate amount of outstanding loans to one borrower were $103.2 million, $87.6 million, and $78.2 million for each of the three borrowers, all of which were performing according to their terms.

Loan Servicing. At December 31, 2023, we were servicing $46.7 million of loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. On mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all-in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2023 and 2022, we held $364.0 million and $460.0 million, respectively, of loans that were serviced by others.

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

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2023, there was one loan for $1.5 million that was past due 90 days or more and still accruing interest.

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

The following table shows delinquent and non-performing loans sold during the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
Count	13	7	33

Proceeds	$7,042	$6,863	$28,632
Net charge-offs	(8)	—	(121)
Gross gains (losses)	108	119	335

Troubled Debt Restructured (Legacy GAAP). For borrowers who are experiencing financial difficulties, we have restructured certain problem loans by: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, principal forgiveness and/or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. These restructured loans are classified troubled debt restructured (“TDR”). Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months.

The following table shows loans classified as TDR under legacy GAAP at amortized cost that were performing according to their restructured terms at the periods indicated at December 31:

(In thousands)	2022	2021	2020	2019
Accrual Status:
Multi-family residential	$1,673	$1,690	$1,700	$1,873
Commercial real estate	7,572	7,572	7,702	—
One-to-four family - mixed-use property	974	1,375	1,459	1,481
One-to-four family - residential	253	483	507	531
Commercial business and other	1,069	1,340	1,588	—
Total	11,541	12,460	12,956	3,885

Non-Accrual Status:
One-to-four family - mixed-use property	248	261	272	—
Taxi Medallion	—	—	440	1,668
Commercial business and other	28	41	2,243	941
Total	276	302	2,955	2,609
Total performing troubled debt restructured	$11,817	$12,762	$15,911	$6,494

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2022, there were two loans totaling $3.3 million which were restructured as TDR not performing in accordance with its restructured terms.

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

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2023, 2022, and 2021, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $2.0 million, $1.6 million, and $1.1 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019

Loans 90 days or more past due and still accruing:
Multi-family residential	$1,463	$—	$—	$201	$445
Commercial real estate	—	—	—	2,547	—
Construction	—	2,600	—	—	—
Total	1,463	2,600	—	2,748	445
Non-accrual mortgage loans:
Multi-family residential	3,206	3,206	2,431	2,524	2,296
Commercial real estate	—	237	613	1,683	367
One-to-four family mixed-use property (1)	981	790	1,309	1,366	274
One-to-four family residential	5,181	4,425	7,725	5,854	5,139
Total	9,368	8,658	12,078	11,427	8,076
Non-accrual commercial business loans:
Small Business Administration	2,552	937	937	1,151	1,151
Taxi medallion(1)	—	—	—	2,317	1,641
Commercial business and other (1)	11,789	20,187	1,918	3,430	1,945
Total	14,341	21,124	2,855	6,898	4,737
Total non-accrual loans	23,709	29,782	14,933	18,325	12,813

Total non-performing loans	25,172	32,382	14,933	21,073	13,258
Other non-performing assets:
Other Real Estate Owned	—	—	—	—	239
Held-to-maturity securities	20,981	20,981	—	—	—
Other assets acquired through foreclosure	—	—	—	35	35
Total	20,981	20,981	—	35	274

Total non-performing assets	$46,153	$53,363	$14,933	$21,108	$13,532

Non-performing loans to gross loans	0.36%	0.47%	0.23%	0.31%	0.23%
Non-performing assets to total assets	0.54%	0.63%	0.19%	0.26%	0.19%

(1) Not included in the above analysis are the following non-accrual TDRs, under legacy GAAP, that are performing according to their restructured terms: taxi medallion loans totaling $0.4 million and $1.7 million at December 31, 2020, and 2019, respectively, One-to-four family mixed-use property loans totaling $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively, and commercial business loans totaling less than $0.1 million at December 31, 2022, and 2021, and $2.2 million and $0.9 million at December 31, 2020, and 2019, respectively.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2023		December 31, 2022
	30 - 59	60 - 89	30 - 59	60 - 89
	days	days	days	days

	(In thousands)

Multi-family residential	$2,722	$539	$1,475	$1,787
Commercial real estate	8,090	1,099	2,561	—
One-to-four family ― mixed-use property	1,708	124	3,721	—
One-to-four family ― residential	1,715	—	2,734	—
Small Business Administration	—	—	329	—
Commercial business and other	420	1,061	7,636	16
Total	$14,655	$2,823	$18,456	$1,803

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2023 and 2022, we held no OREO.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the years ended December 31, 2023, and 2022, we did not foreclose any real estate property. Included within net loans as of December 31, 2023 and 2022, was a recorded investment of $4.8 million and $5.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

Criticized and Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO, and the investment portfolio, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass”. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories but contains a potential weakness that deserves closer attention. Our Criticized and Classified Assets totaled $99.1 million at December 31, 2023, an increase of $10.2 million from $88.9 million at December 31, 2022.

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2023:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$1,193	$5,854	$—	$—	$7,047
Commercial real estate	1,099	—	—	—	1,099
One-to-four family - mixed-use property	1,284	1,217	—	—	2,501
One-to-four family - residential	169	6,205	—	—	6,374
Small Business Administration	348	2,783	—	—	3,131
Commercial business and other	16,414	37,180	4,365	—	57,959
Total loans	20,507	53,239	4,365	—	78,111

Investment Securities:
Held-to-maturity securities	—	20,981	—	—	20,981
Total investment securities	—	20,981	—	—	20,981

Total	$20,507	$74,220	$4,365	$—	$99,092

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2022:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$2,732	$4,317	$—	$—	$7,049
Commercial real estate	4,041	262	—	—	4,303
One-to-four family - mixed-use property	719	974	—	—	1,693
One-to-four family - residential	—	4,305	—	—	4,305
Construction	—	2,600	—	—	2,600
Small Business Administration	39	1,192	—	—	1,231
Commercial business and other	24,620	12,071	10,042	—	46,733
Total loans	32,151	25,721	10,042	—	67,914

Investment Securities:
Held-to-maturity securities	—	20,981	—	—	20,981
Total investment securities	—	20,981	—	—	20,981

Total	$32,151	$46,702	$10,042	$—	$88,895

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

In calculating the ACL, the Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for December 31, 2023, the reasonable and supportable forecast was for a period of two quarters and the reversion period was four quarters. At December 31, 2023 and 2022, the ACL for loans totaled $40.2 million and $40.4 million, respectively.

Non-performing loans totaled $25.2 million and $32.4 million at December 31, 2023 and 2022, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2023, the outstanding principal balance of our non-performing loans was 34.1% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $10.8 million, $1.5 million and $3.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. The Company recorded a provision (benefit) for credit losses on loans totaling $10.5 million, $4.8 million and ($4.9) million for the years ended December 31, 2023, 2022 and 2021, respectively. The provision recorded in 2023 was driven by fully reserving for two non-accrual business loans and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios.       The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing economic uncertainty resulting from high and rising inflation including increasing interest rates. The benefit recorded in 2021 was primarily due to improving economic conditions. We believe that at December 31, 2023, the allowance was sufficient to absorb losses inherent in our loan portfolio. The allowance for credit losses represented 0.58% of gross loans outstanding at December 31, 2023 and 2022. The allowance for credit losses represented 159.6% and 124.9% of non-performing loans at December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company held one investment security totaling $21.0 million that was modified in 2022 by granting a payment forbearance. The non-performing investment security and attendant loan are collateralized by a commercial condominium located in Manhattan with a combined LTV of approximately 69%. At December 31, 2023 and 2022, this security was reported as non-accrual and non-performing. The ACL for held-to-maturity (“HTM”) securities totaled $1.1 million at December 31, 2023 and 2022.

The following table sets forth changes in, and the balance of, our Allowance for credit losses.

	For the year ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of period	$40,442	$37,135	$45,153
Loans- charge-off	(11,157)	(3,348)	(5,134)
Loans- recovery	345	1,813	2,015
Loans- provision (benefit)	10,531	4,842	(4,899)
Allowance for credit losses - loans	$40,161	$40,442	$37,135

Balance at beginning of period	$1,100	$862	$907
HTM securities (benefit) provision	(13)	238	(45)
Allowance for credit losses - HTM securities	$1,087	$1,100	$862

Balance at beginning of period	$970	$1,209	$1,815
Off-balance sheet- (benefit) provision	132	(239)	(606)
Allowance for credit losses - off-balance sheet	$1,102	$970	$1,209

Allowance for credit losses	$42,350	$42,512	$39,206

The following table sets forth changes in, and the balance of, our Allowance for credit losses - loans.

	For the year ended December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Balance at beginning of year	$40,442	$37,135	$45,153	$21,751	$20,945
Allowance recorded at the time of Acquisition	—	—	—	4,099	—
CECL Adoption	—	—	—	379	—
Provision (benefit) for credit losses	10,531	4,842	(4,899)	22,563	2,811

Loans charged-off:
Multi-family residential	—	(208)	(43)	—	(190)
Commercial real estate	(8)	—	(64)	—	—
One-to-four family - mixed-use property	—	—	(33)	(3)	(89)
One-to-four family - residential	(23)	(20)	—	—	(113)
Small Business Administration	(7)	(1,053)	—	(178)	—
Taxi medallion	—	—	(2,758)	(1,075)	—
Commercial business and other	(11,119)	(2,067)	(2,236)	(2,749)	(2,386)
Total loans charged-off	(11,157)	(3,348)	(5,134)	(4,005)	(2,778)

Recoveries:
Multi-family residential	2	77	10	38	44
Commercial real estate	—	—	—	—	37
One-to-four family - mixed-use property	1	—	133	138	197
One-to-four family - residential	52	5	157	12	13
Small Business Administration	248	47	34	70	60
Taxi medallion	—	447	1,457	—	134
Commercial business and other	42	1,237	224	108	288
Total recoveries	345	1,813	2,015	366	773

Net charge-offs	(10,812)	(1,535)	(3,119)	(3,639)	(2,005)
Balance at end of year	$40,161	$40,442	$37,135	$45,153	$21,751

Ratio of net charge-offs to average loans outstanding during the year	0.16%	0.02%	0.05%	0.06%	0.04%
Ratio of ACL - loans to gross loans at end of year	0.58%	0.58%	0.56%	0.67%	0.38%
Ratio of ACL - loans to non-accrual loans at end of the year	169.39%	135.79%	248.66%	246.40%	169.76%
Ratio of ACL - loans to non-performing loans at end of year	159.55%	124.89%	248.66%	214.27%	164.05%
Ratio of ACL - loans to non-performing assets at end of year	87.02%	75.79%	248.66%	213.91%	160.73%

The following table sets forth our allocation of the allowance for credit losses to the total amount for loans in each of the loan categories listed at the dates indicated. The numbers contained in the “Amount” column indicate the allowance for credit losses allocated for each loan category. The numbers contained in the column entitled “Percentage of Loans in Category to Total Loans” indicate the total amount of loans in each loan category as a percentage of our loan portfolio:

	At December 31,
	2023		2022		2021		2020		2019
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans

	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$10,373	38.53%	$9,552	37.57%	$8,185	37.94%	$6,557	37.81%	$5,391	38.88%
Commercial real estate	8,665	28.39	8,184	27.62	7,158	26.77	8,327	26.18	4,429	27.48
One-to-four family mixed-use property	1,610	7.69	1,875	8.00	1,755	8.62	1,986	9.00	1,817	10.29
One-to-four family residential	668	3.19	901	3.48	784	4.17	869	3.78	756	3.42
Construction	158	0.85	261	1.02	186	0.90	497	1.24	441	1.18
Gross mortgage loans	21,474	78.65	20,773	77.69	18,068	78.40	18,236	78.01	12,834	81.25

Commercial business loans:

Small Business Administration	1,626	0.29	2,198	0.34	1,209	1.41	2,251	2.50	363	0.25
Taxi medallion	—	—	—	—	—	—	—	0.04	—	0.06
Commercial business and other	17,061	21.06	17,471	21.97	17,858	20.19	24,666	19.45	8,554	18.44
Gross commercial business loans	18,687	21.35	19,669	22.31	19,067	21.60	26,917	21.99	8,917	18.75

Total loans	$40,161	100.00%	$40,442	100.00%	$37,135	100.00%	$45,153	100.00%	$21,751	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt on either December 31, 2023, and 2022.

Our ALCO Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity monthly.

Investment securities are classified as available for sale when management intends to hold the securities for an indefinite period, or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option totaling $13.4 million and $13.0 million at December 31, 2023, and 2022, respectively. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on securities available for sale, are excluded from earnings and included in accumulated other comprehensive income (loss), net of taxes. Securities held-to-maturity are carried at their amortized cost basis. As of December 31, 2023, we had $874.8 million of available for sale securities and $72.9 million in held-to-maturity securities, together they represented 11.10% of total assets. Total securities had an aggregate market value that approximated 1.4 times the amount of our equity as of December 31, 2023.

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions, and a reasonable and supportable forecast. On December 31, 2023, the Company’s held-to-maturity portfolio composition was four securities totaling $74.0 million (before allowance for credit losses). The first two are structured similar to a commercial owner occupied loan and modeled for credit losses similarly to commercial business loans secured by real estate; the third is under forbearance and is individually evaluated for allowance for credit loss; and the fourth is issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero-loss expectation from the Fannie Mae security.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold at the dates indicated. Available for sale securities are represented exclusive of fair market value adjustments.

	At December 31,
	2023		2022		2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Securities held-to-maturity
Bonds and other debt securities:
Municipal securities (1)	$66,155	$58,697	$66,936	$55,561	$50,836	$53,362
Total bonds and other debt securities	66,155	58,697	66,936	55,561	50,836	53,362

Mortgage-backed securities:
FNMA	7,855	7,058	7,875	6,989	7,894	8,667
Total mortgage-backed securities	7,855	7,058	7,875	6,989	7,894	8,667

Total securities held-to-maturity (1)	74,010	65,755	74,811	62,550	58,730	62,029

Securities available for sale
Bonds and other debt securities:
U.S. government agencies	82,548	81,734	83,720	81,103	5,599	5,590
Corporate debentures	173,184	155,449	146,430	131,766	107,423	104,370
Collateralized loan obligations	269,600	270,129	129,684	125,478	81,166	80,912
Total bonds and other debt securities	525,332	507,312	359,834	338,347	194,188	190,872

Mutual funds	11,660	11,660	11,211	11,211	12,485	12,485

Equity securities:
Common stock	1,437	1,437	1,516	1,516	1,695	1,695
Total equity securities	1,437	1,437	1,516	1,516	1,695	1,695

Mortgage-backed securities:
REMIC and CMO	160,165	133,574	175,712	148,414	210,948	208,509
GNMA	12,402	10,665	9,193	7,317	10,572	10,286
FNMA	155,995	135,074	172,690	148,265	203,777	202,938
FHLMC	89,427	75,031	96,725	80,287	152,760	150,451
Total mortgage-backed securities	417,989	354,344	454,320	384,283	578,057	572,184

Total securities available for sale (2)	956,418	874,753	826,881	735,357	786,425	777,236

Interest-earning deposits and Federal funds sold	145,322	145,322	121,893	121,893	51,699	51,699
Total	$1,175,750	$1,085,830	$1,023,585	$919,800	$896,854	$890,964
(1)	Does not include allowance for credit losses totaling $1.1 million for the years ended December 31, 2023, and 2022 and $0.9 million for the year ended December 31, 2021.
(2)	Does not include the unallocated portfolio layer basis adjustments totaling $2.3 million related to available for sale securities hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

Mortgage-backed securities. At December 31, 2023, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $361.4 million, of which $17.1 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2023	2022	2021

	(In thousands)

Balance at beginning of year	$384,283	$572,184	$404,460

Purchases of mortgage-backed securities	5,431	56,557	340,789

Amortization of unearned premium, net of accretion of unearned discount	(975)	(2,007)	(2,943)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	6,392	(64,164)	(15,232)

Net gains (losses) recorded on mortgage-backed securities carried at fair value	6	(24)	(2)

Sales and maturities of mortgage-backed securities	-	(84,224)	(8,602)

Principal repayments received on mortgage-backed securities	(40,793)	(94,039)	(146,286)

Net (decrease) increase in mortgage-backed securities	(29,939)	(187,901)	167,724

Balance at end of year	$354,344	$384,283	$572,184

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2023. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield

	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities (1)	$—	—%	$—	—%	$—	—%	$66,155	2.23%	22.54	$66,155	$58,697	2.23%
Total bonds and other debt securities	—	—	—	—	—	—	66,155	2.23	22.54	66,155	58,697	2.23

Mortgage-backed securities:
FNMA	—	—	—	—	7,855	3.32	—	—	9.34	7,855	7,058	3.32
Total mortgage-backed securities	—	—	—	—	7,855	3.32	—	—	9.34	7,855	7,058	3.32

Securities available for sale (2)

Bonds and other debt securities:

US Treasury	49,979	1.53	19,875	1.64	2,329	7.17	10,365	6.51	3.36	82,548	81,734	2.34
Corporate debentures	10,000	3.20	85,182	4.76	78,002	3.96	—	—	5.41	173,184	155,449	4.31
CLO	—	—	—	—	142,352	7.13	127,248	6.45	9.19	269,600	270,129	6.81
Total bonds and other debt securities	59,979	1.81	105,057	4.17	222,683	6.02	137,613	6.45	7.03	525,332	507,312	5.28

Mutual funds	11,660	2.54	—	—	—	—	—	—	—	11,660	11,660	2.54

Equity securities:
Common stock	—	—	—	—	—	—	1,437	9.14	—	1,437	1,437	9.14
Total equity securities	—	—	—	—	—	—	1,437	9.14	—	1,437	1,437	9.14

Mortgage-backed securities:
REMIC and CMO	—	—	—	—	1,892	2.88	158,273	2.09	28.96	160,165	133,574	2.10
GNMA	—	—	53	7.49	49	6.98	12,300	3.32	27.24	12,402	10,665	3.36
FNMA	4	7.50	—	—	8,840	2.45	147,151	2.30	19.55	155,995	135,074	2.31
FHLMC	—	—	—	—	3,183	3.83	86,244	2.12	20.99	89,427	75,031	2.18
Total mortgage-backed securities	4	7.50	53	7.49	13,964	2.84	403,968	2.21	23.69	417,989	354,344	2.23

Interest-earning deposits	145,322	4.78	—	—	—	—	—	—	—	145,322	145,322	4.78
Total	$216,965	3.84%	$105,110	4.17%	$244,502	5.75%	$609,173	3.19%	14.71	$1,175,750	$1,085,830	4.02%
(1)	Does not include allowance for credit losses totaling $1.1 million.
(2)	Does not include the unallocated portfolio layer basis adjustments totaling $2.3 million related to available for sale securities hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from the sale of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 27 full-service offices and our Internet Branch. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices, we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2023 and 2022, total deposits at our Internet Branch were $183.8 million and $154.6 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2023 and 2022, total deposits in our government banking unit totaled $1,587.9 million and $1,653.3 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is significantly influenced by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2023 of $327.7 million, primarily due to growth in our certificate of deposits, partially offset by a decline in core deposits. During the year ended December 31, 2023, the cost of our interest-bearing due to depositors’ accounts increased 231 basis points to 3.19% from 0.88% for the year ended December 31, 2022. The increase in the cost of deposits was primarily due to the Company’s response to the Federal Reserve increasing rates. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2024, the result could be an increase in our cost of deposits, which could reduce our net interest margin. However, during 2023 the Company successfully initiated an action plan to reduce the liability sensitivity of the balance sheet by among other things increasing the use of interest rate hedges. Therefore, if rates were to rise in 2024, at the same level they rose in 2023, the impact to our net interest margin is expected to be less severe than we experienced in 2023. Similarly, if interest rates decline in 2024, we could see a decline in our cost of deposits, which could increase our net interest margin, although the benefit would be less than would have been experienced if we did not reduce the liability sensitivity of our balance sheet.

Included in deposits are certificates of deposit with balances of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $497.4 million and $377.4 million at December 31, 2023 and 2022, respectively.

We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. At December 31, 2023 and 2022, we had $1,102.0 million and $856.3 million, respectively, classified as brokered deposits. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the Fed funds rates.  A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At December 31, 2023 and December 31, 2022, $680.0 million and $200.0 million, respectively, were hedged using interest rate swaps.  See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured. At December 31, 2023 and December 31, 2022, the Bank did not hold any uninsured brokered deposits.

The Depository Trust Company (“DTC”) is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. These instruments allow us to better manage the maturity of our deposits and our interest rate risk. At times, we also utilize brokers to obtain money market deposits and NOW accounts. The rate we pay on brokered money market and NOW accounts are similar to the rate we pay on non-brokered accounts of these types, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through the IntraFi Network which arranges for the placement of funds into certificate of deposit accounts, demand accounts or money market accounts issued by other member banks within the network in increments of less than $250,000. This allows us to accept deposits in excess of $250,000 from a depositor and to place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We obtain these types of deposits primarily as a short-term funding source. We can also place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in the IntraFi Network money market and demand accounts which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2023 and 2022, the Bank held IntraFi Network money market and demand deposits totaling $869.2 million and $654.2 million, respectively. At December 31, 2023, $110.2 million of these deposits were classified as brokered deposits. At December 31, 2022, none of these deposits were classified as brokered deposits.

At December 31, 2023, the Bank had uninsured deposits totaling $2.1 billion, or 30% of deposits with $0.9 billion of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.2 billion or 17% of deposits.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2023			2022			2021
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

	(Dollars in thousands)
Savings accounts	$108,605	1.59%	0.45%	$143,641	2.21%	0.21%	$156,554	2.45%	0.13%
NOW accounts	1,771,164	25.99	3.58	1,746,190	26.93	2.14	1,920,779	30.08	0.11
Demand accounts	847,416	12.43	0.00	921,238	14.20	0.00	967,621	15.15	0.00
Mortgagors' escrow deposits	50,382	0.74	0.25	48,159	0.74	0.30	51,913	0.81	0.01
Total	2,777,567	40.75	2.31	2,859,228	44.08	1.37	3,096,867	48.49	0.07

Money market accounts	1,726,404	25.33	3.91	2,099,776	32.38	2.47	2,342,003	36.68	0.22

Certificate of deposit accounts with original maturities of:
Less than 6 Months	690,638	10.13	5.46	273,696	4.22	3.58	128,745	2.02	0.12
6 to less than 12 Months	346,073	5.08	4.94	24,215	0.37	0.44	161,624	2.53	0.33
12 to less than 30 Months	1,185,856	17.40	3.92	1,088,371	16.79	2.96	530,273	8.30	0.45
30 to less than 48 Months	75,541	1.11	3.64	79,923	1.23	3.24	52,726	0.83	0.83
48 to less than 72 Months	11,943	0.18	1.31	57,701	0.89	2.70	70,030	1.10	2.64
72 Months or more	1,239	0.02	0.18	2,432	0.04	0.19	3,177	0.05	0.50
Total certificate of deposit accounts	2,311,290	33.92	4.51	1,526,338	23.54	3.03	946,575	14.83	0.57

Total deposits	$6,815,261	100.00%	3.46%	$6,485,342	100.00%	2.12%	$6,385,445	100.00%	0.20%

The following table shows the composition of brokered deposits at the periods indicated below:

	At December 31,
(In thousands)	2023	2022	2021
NOW accounts	$187,119	$80,465	$178,938
Money market accounts	96,596	329,042	251,085
Certification of deposit	818,287	446,804	196,248
Total brokered deposits	$1,102,002	$856,311	$626,271

Interest expense on brokered deposits is summarized as follows for the periods indicated:

	At December 31,
(In thousands)	2023	2022	2021
NOW accounts	$1,286	$567	$294
Money market accounts	3,519	3,451	557
Certification of deposit	17,411	3,006	865
Total interest expense on brokered deposits	$22,216	$7,024	$1,716

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at the periods indicated:

				At December 31, 2023
	At December 31,			Within	One to
	2023	2022	2021	One Year	Three Years	Thereafter

	(In thousands)
Interest rate:
1.99% or less(1)	$98,900	$307,498	$878,744	$69,509	$25,117	$4,274
2.00% to 2.99%(2)	183,366	271,215	37,917	181,780	1,586	—
3.00% to 3.99%(3)	242,334	569,751	29,914	242,138	128	68
4.00% to 4.99% (4)	755,074	377,874	—	700,865	49,778	4,431
5.00% to 5.99% (5)	1,031,616	—	—	1,016,294	15,322	—
Total	$2,311,290	$1,526,338	$946,575	$2,210,586	$91,931	$8,773
(1)	Includes brokered deposits of $7.0 million, $7.3 million, and $186.9 million at December 31, 2023, 2022 and 2021, respectively.
(2)	Includes brokered deposits of $9.3 million at December 31, 2021.
(3)	Includes brokered deposits of $238.2 million at December 31, 2022.
(4)	Includes brokered deposits of $131.9 million and $206.6 million at December 31, 2023 and 2022, respectively.
(5)	Includes brokered deposits of $680.7 million at December 31, 2023.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $250,000 or more at December 31, 2023 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$134,391	3.30%
Over three through six months	146,667	4.21
Over six through 12 months	193,512	4.73
Over 12 months	22,805	3.69
Total	$497,375	4.14%

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2023	2022	2021

	(In thousands)
Net deposits	$141,264	$52,612	$228,766
Amortization (accretion) of premiums, net	714	15	(124)
Interest on deposits	187,941	47,270	20,448
Net increase in deposits	$329,919	$99,897	$249,090

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2023			2022			2021
		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost

	(Dollars in thousands)
Savings accounts	$121,102	1.59%	0.43%	$153,605	2.21%	0.14%	$157,640	2.45%	0.16%
NOW accounts	1,937,974	25.99	3.31	1,976,238	26.93	0.78	2,165,762	30.08	0.25
Demand accounts	867,667	12.43	—	1,019,090	14.20	—	922,741	15.15	—
Mortgagors' escrow deposits	81,015	0.74	0.25	80,021	0.74	0.17	77,552	0.81	0.01
Total	3,007,758	40.75	2.16	3,228,954	44.08	0.49	3,323,695	48.49	0.17

Money market accounts	1,754,059	25.33	3.36	2,191,768	32.38	0.87	2,059,431	36.68	0.35

Certificate of deposit accounts	2,091,677	33.92	3.10	1,031,024	23.54	1.22	1,033,187	14.83	0.71
Total deposits	$6,853,494	100.00%	2.75%	$6,451,746	100.00%	0.73%	$6,416,313	100.00%	0.33%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. The Bank also has unsecured lines of credit with other commercial banks. In addition, we issued junior subordinated debentures with a total par of $61.9 million in 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. At December 31, 2023, the Company holds subordinated debt with an aggregated principal balance of $190.0 million.

The Company uses interest rate swaps on borrowings to help mitigate the impact interest rate increases have on our cost of funds. At December 31, 2023 and 2022, the Company had active interest rate swaps on borrowings totaling $95.8 million and $391.5 million, respectively.

The average cost of borrowings was 4.34%, 2.54%, and 2.24% for the years ended December 31, 2023, 2022 and 2021, respectively. The average balances of borrowings were $776.1 million, $1,012.1 million, and $905.1 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2023	2022	2021

	(Dollars in thousands)
FHLB-NY Advances
Average balance outstanding	$425,050	$811,380	$694,824
Maximum amount outstanding at any month end during the period	764,219	1,336,186	786,736
Balance outstanding at the end of period	480,801	815,501	611,186
Weighted average interest rate during the period	3.53%	1.94%	1.96%
Weighted average interest rate at end of period	4.88	4.08	0.38

Other Borrowings
Average balance outstanding	$351,000	$200,769	$210,270
Maximum amount outstanding at any month end during the period	456,260	240,483	449,776
Balance outstanding at the end of period	360,480	237,472	204,358
Weighted average interest rate during the period	5.32%	4.98%	3.30%
Weighted average interest rate at end of period	5.30	5.16	2.61

Total Borrowings
Average balance outstanding	$776,050	$1,012,149	$905,094
Maximum amount outstanding at any month end during the period	1,001,010	1,572,830	1,236,512
Balance outstanding at the end of period	841,281	1,052,973	815,544
Weighted average interest rate during the period	4.34%	2.54%	2.24%
Weighted average interest rate at end of period	5.06	4.32	0.94

Subsidiary Activities

At December 31, 2023, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had two wholly owned subsidiaries: FSB Properties Inc and Flushing Service Corporation. In 2021, Flushing Preferred Funding Corporation (“FPFC”) was dissolved.

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

Human Capital

On December 31, 2023, we had 549 full-time employees and 15 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

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

Diversity, Equity & Inclusion. We are committed to promoting diversity, equity, and inclusion in the workplace. We recognize that a diverse workforce with varied experiences, perspectives, and backgrounds is critical to driving innovation, enhancing creativity, and ultimately achieving success.  We pride ourselves on establishing a diverse workforce that serves our diverse customer base in the New York City metro area. As of December 31, 2023, our multi-cultural employee population spoke more than 20 different languages. Our inclusion and diversity program focuses on workforce (our team members), workplace (culture, tools, and programs) and community. We have undertaken a series of initiatives to further enhance our existing diversity and inclusion programs, including Flushing Bank Serves volunteer program and the creation of a Diversity & Inclusion Committee. We have also broadened our focus on inclusion and diversity by equipping and empowering our team leaders with appropriate tools and training.

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

•Paid time off;

•Volunteer time off;

•Family leave, and

•Employee assistance program.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. The 2014 Omnibus Plan originally covered the issuance of 1,100,000 shares, which was increased. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan authorizing an additional 672,000 shares available for future issuance. In addition, that amendment eliminated, in the case of stock options and stock appreciation rights, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. On May 18, 2021, stockholders approved a further amendment of the 2014 Omnibus Plan to authorize an additional 1,100,000 shares for future issuance. Including the additional shares authorized from the amendments, 746,910 shares remained available for future issuance under the 2014 Omnibus Plan at December 31, 2023.

For additional information concerning this plan, see Note 11 (“Stock-Based Compensation”) of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

REGULATION

General

The Bank is a New York State-chartered commercial bank whose deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is subject to extensive regulation and supervision by the New York State Department of Financial Services (“NYDFS”), as its chartering agency, by the FDIC, as its insurer of deposits, and to a lesser extent by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Bank must file reports with the NYDFS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Bank is periodically examined by the NYDFS and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision established a comprehensive framework of activities in which a commercial bank can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank and its operations, and the Company’s shareholders. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.

The Company is required to file certain reports under, and otherwise comply with, the rules and regulations of the Federal Reserve Board of Governors (the “FRB”), the FDIC, the NYDFS, and the Securities and Exchange Commission (the “SEC”). In addition, the FRB periodically examines the Company. Certain of the regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations and is qualified in its entirety by reference to the actual laws and regulations.

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

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The Bank’s capital conservation buffer currently is 4.81%. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2023, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, or related group of borrowers, the aggregate amount of which would exceed 15% of the bank’s net worth. An additional amount may be loaned up to an additional 10% of the bank’s net worth, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments, but generally does not include real estate. The Bank currently complies with all applicable loans-to-one-borrower limitations. As of December 31, 2023, the Bank’s largest aggregate amount of outstanding loans to one borrower was $103.2 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

On November 1 2023, the NYDFS amended its cybersecurity requirements. The amendments expand the obligations of entities regulated by NYDFS to report cybersecurity incidents and enhance their consumer data protection and cybersecurity infrastructure.

Regulated entities are generally required to comply with the new requirements by April 29, 2024, although certain provisions allow a longer time frame for compliance. However, the new requirements regarding reporting certain cybersecurity incidents become effective on December 1, 2023.

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

FDIC Regulation

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

Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. As of December 31, 2023, the Bank was “well-capitalized”, as applicably defined. The Dodd-Frank Act made permanent the standard maximum amount of FDIC deposit insurance at $250,000 per depositor. In addition, the deposits of the Bank are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”), to which insured depository institutions are required to pay quarterly deposit insurance assessments. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 1.5 to 40 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity.

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

Community Reinvestment Act

Federal Regulation.  Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  In October 2023, the FDIC, the Federal Reserve Board and the FDIC issued a final rule to strengthen and modernize the CRA regulations and framework.  Under the final rule, a bank with assets of at least $2 billion as of December 31 in both of its prior two calendar years will be a “large bank” for purposes thereof. The applicable agencies will evaluate such large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test.  The applicability date for most provisions in the CRA regulations is January 1, 2026, with additional requirements to be applicable on January 1, 2027.  As of the date of its most recent CRA examination, which was conducted by the Federal Reserve Bank of New York and the NYSDFS, the Bank’s CRA performance was rated “Outstanding”.  New York law imposes a similar obligation on the Bank to serve the credit needs of its community.  New York law contains its own community invested-related provisions, which are substantially similar to those of federal law.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, as of December 31, 2023, the Bank was required to maintain $31.1 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. As of December 31, 2023, the Company’s consolidated capital exceeded these requirements.

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

The FRB’s policies include that a bank holding company should pay cash dividends only to the extent that net income is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.  In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  Moreover, the guidance indicates that a bank holding company should notify the FRB in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.  FRB guidance also provides for consultation and nonobjection for material increases in the amount of a bank holding company’s common stock dividend.

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

Under the FDI Act, a depository institution may be liable to the FDIC for losses caused to the DIF if a commonly controlled depository institution were to fail.  The Bank is commonly controlled within the meaning of that law. In 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with the closures of Silicon Valley Bank and Signature Bank, however the Bank was not subject to this special assessment due to our uninsured deposits being below the FDIC threshold.

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

Cybersecurity

In 2023, the SEC adopted rules requiring registered public companies (“registrants”) to disclose material cybersecurity incidents that they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance.  The new rules require registrants to disclose on the new item 1.05 of Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident’s nature, scope, and timing, as well as its material impact or reasonably likely impact on the registrant.  The new rules also add Regulation S-K Item 106, which will require registrants to describe their processes, if any, for assessing, identifying, and managing material risks from cybersecurity threats, as well as the material effects or reasonably likely material effects of risks from cybersecurity threats and previous cybersecurity incidents.  Item 106 requires registrants to describe the board of directors’ oversight of risks from cybersecurity threats and management’s role and expertise in assessing and managing material risks from cybersecurity threats, which description is included herein.

In addition, the Federal Reserve and the FDIC require, among other things, a banking organization to notify its primary federal regulator within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States. In 2023, the FDIC issued a report setting forth safety and soundness standards and a computer-security incident notification rule under which a banking organization must notify its primary federal regulator of any significant computer-security incident as soon as possible, but no later than 36 hours after determining that such an incident has occurred.

In addition, as noted above, in November 2023 the NYDFS amended its cybersecurity requirements to expand the obligations of entities regulated by NYDFS to report cybersecurity incidents and enhance their consumer data protection and cybersecurity infrastructure, all within several future compliance days.

Federal Securities Laws

The Company’s common stock is registered with the SEC and listed for trading on The Nasdaq Stock Market (“Nasdaq”).  Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 and the rules of Nasdaq.  In accordance with Nasdaq listing rules regarding board diversity and disclosure, the Company annually discloses certain board diversity data.  In addition, under Nasdaq listing rules, the Company is required to have, or explain why it does not have, (i) one diverse director currently, and (ii) two diverse directors by the later of August 6, 2025, or the date it files its proxy statement for its annual meeting of shareholders in 2025.  A listed issuer may meet these diversity requirements by having two female directors or one female director and one director who is an underrepresented minority or LGBTQ+.  The Company presently meets both these requirements.

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

Changes in Interest Rates May Impact Our Financial Condition and Results of Operations

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of multi-family residential loans, investment property commercial business loans and commercial real estate mortgage loans) and the interest expense paid on our interest-bearing liabilities (consisting primarily of deposits and borrowings).  The level of net interest income is primarily a function of the average balance of our interest-earning assets and our interest-bearing liabilities, along with the spread between the yield on such assets and the cost of such liabilities.  These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates.  The FOMC raised the target range for the federal funds rate four times during 2023 from a range of 4.50% to 4.75% in March to a range of 5.25% to 5.50% in July.  There can be no assurances as to any future FOMC decisions on interest rates.  A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings.  Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.  Our interest rate risk has been partially mitigated by the addition of certain derivative financial instruments and we believe that our current interest rate position is more neutral, with a bias toward liability sensitivity. There can be no assurance that such derivatives will remain effective in such mitigation nor that our interest rate position will remain as is and be appropriate in our operating environment.

As a result of our historical focus on the origination of multi-family residential mortgage loans, commercial business loans and commercial real estate mortgage loans, most of our loans are adjustable rate, however, many adjust at periods of five to 10 years.  In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as available for sale.  As is the case with many financial institutions, our emphasis on increasing the generation of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets.  This imbalance can create significant earnings volatility because interest rates change over time.  As interest rates increase, our cost of funds generally increases more rapidly than the yields on a substantial portion of our interest-earning assets.  In addition, the estimated fair value of our fixed-rate assets, such as our securities portfolios, would decline (and our unrealized gains on such assets would ordinarily decrease and unrealized losses would ordinarily increase) if interest rates increase.  However, the derivative portfolio increases in fair value as interest rates increase, partially mitigating the effects of such increases on other securities.  In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2023, our gross loan portfolio was $6,898.3 million, of which 88.9% was loans secured by real estate.  Most of these real estate loans were secured by multi-family residential property ($2,658.2 million), commercial real estate property ($1,958.3 million) and one-to-four family mixed-use property ($530.2 million), which combined represented 74.6% of our loan portfolio.  Our loan portfolio is concentrated in the New York City metropolitan area.  Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, commercial business loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan.  Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.  If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan.  We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%.  Repayment of construction loans is contingent upon the successful completion and operation of the project.  The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business.

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

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $1,102.0 million or 16.2% of total deposits and $856.3 million, or 13.2% of total deposits, in brokered deposit accounts as of December 31, 2023 and 2022, respectively.  We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered wholesale funding with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk.  Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple maturity checks.  Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk.  We also at times utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker.  These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.  Additionally, we place a portion of our government deposits in the IntraFi Network money market or demand product, allowing us to invest our funds in higher yielding assets without providing collateral.  As of December 31, 2023, total deposit balances include brokered deposits of money market deposits of $96.6 million, certificates of deposits of $818.3 million, and NOW deposits of $187.1 million. As of December 31, 2022, total deposit balances include brokered deposits of money market deposits of $329.0 million, certificates of deposits of $446.8 million, and NOW deposits of $80.5 million.

FDIC regulations limit brokered deposits.  Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits.  Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature.  As of December 31, 2023, the Bank met or exceeded all applicable requirements to be deemed “well-capitalized” for purposes of these regulations.  However, there can be no assurance that the Bank will continue to meet those requirements.  Limitations on the Bank’s ability to accept brokered deposits for any reason (including limitations on the amount of brokered deposits in total or as a percentage of total assets) could materially adversely impact our funding costs and liquidity.

The maturity of brokered certificates of deposit could result in a significant funding source maturing at one time.  Should this occur, it might be difficult to replace the maturing certificates with new brokered certificates of deposit or other wholesale funding.  We have used brokers to obtain these deposits which results in depositors with whom we have no other relationships since these depositors are outside of our market, and there may not be a sufficient source of new brokered certificates of deposit at the time of maturity.  In addition, upon maturity, wholesale funding could require us to offer some of the highest interest rates in the country to retain the funding, which would negatively impact our earnings.

.

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

The Bank faces several minimum capital requirements imposed by federal regulation. Failure to adhere to these minimums could limit the dividends the Bank may pay, including the payment of dividends to the Company, and could limit the annual growth of the Bank.  Under the Dodd Frank Act, banks with assets greater than $100.0 billion in total assets are required to complete stress tests, which predict capital levels under certain stress levels.  See “Regulation.” The Bank is subject to extensive supervision, regulation, and examination by the NYDFS, as its chartering agency, the FDIC, as its insurer of deposits, and to a lesser extent the CFPB under the Dodd-Frank Act.  The Company is subject to similar regulation and oversight by the Federal Reserve Bank. Such regulations limit the manner in which the Company and Bank conduct business, undertake new investments and activities and obtain financing.  The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Failure to comply with applicable laws and regulations could subject the Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company and/or the Bank.

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

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties.  Threat actor organizations are becoming more formal and now frequently include specialized “departments” within an organization.  These “departments” may act together to sell access to interested parties, which install malware and infiltrating data.  This increases cybersecurity risk as indicators of an attack may spread across multiple detection platforms and originate from disparate sources.  Our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations.  In addition, to access our products and services, our clients may use personal smartphones, tablet PC’s, personal computers and other devices that are beyond our control systems.  Although we have information security procedures and controls in place, our technologies, systems, and networks, and our clients’ devices, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our clients’ confidential, proprietary, and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations.  We may be subject to increasingly more risk related to cybersecurity for our Internet Branch as we expand our suite of online direct banking products, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry.

We rely on external infrastructure, proprietary information technology and third-party systems and services to conduct business, including customer service, marketing and sales activities, customer relationship management, producing financial statements and technology/data centers.  In addition, we store and process confidential and proprietary business information on both company-owned and third-party and/or vendor managed systems, including cloud service providers.  We increasingly rely on the internet in order to conduct business and may be adversely impacted by outages in critical infrastructure such as electric grids, undersea cables, satellites or other communications used by us or our third parties. This reliance includes consumer access to the internet and communications systems due to more work taking place outside of corporate locations.  A security breach in the systems of our third-party service providers can create a gateway for unauthorized access to our network, potentially compromising the integrity and confidentiality of our data and systems.  The failure of our or any third party’s information technology, infrastructure or other internal and external systems, for any reason, could disrupt our operations, result in the loss of business and adversely impact our profitability. Any compromise of the security of our or any third party’s systems that results in the disclosure of personally identifiable customer or employee information could damage our reputation, deter customers from purchasing or using our products and services, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses.  We may also be adversely impacted by successful cyberattacks of our partners, third-party vendors and others in our supply chain with whom we conduct business or share information.

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

Operational risks, including risks associated with Flushing Bank’s dependence on its operational systems, its ability to maintain appropriately staffed workforces and the competence, integrity, health and safety of its employees, are of primary concern.  The legal and regulatory risks related to safeguarding personal information and the harm that could be caused by a successful cyber-attack affecting Flushing Bank are proactively monitored and addressed according to current regulations and bank policies.  Additionally, Flushing Bank monitors and addresses risks associated with its risk management framework and its models and estimations with monthly reports to the board of directors.  Flushing Bank coordinates these activities to ensure that potential adverse effects of failing to comply with heightened regulatory and other standards for the oversight of the cyber and risk management programs are significantly reduced.

Changes in Cybersecurity or Privacy Regulations may Increase our Compliance Costs, Limit Our Ability to Gain Insight from Data and Lead to Increased Scrutiny

We collect, process, store, share, disclose and use information from and about our customers, plan participants and website and application users, including personal information and other data. Any actual or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or third parties, data disclosure and consent obligations or privacy or security-related legal obligations may result in governmental enforcement actions, litigation, or public statements critical of us. Such actual or perceived failures could also cause our customers to lose trust in us, which could have an adverse effect on our business.

Restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services.

We are subject to numerous federal, state, and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. Applicable regulations include the NYDFS 23 NYCRR Part 500 Cybersecurity Requirements for Financial Services Companies, Gramm-Leach-Bliley Title V Subtitle A- Safeguards Rule, FDIC Part 364 Appendix B- Interagency Guidelines Establishing Information Security Standards and other regulations. See “Regulation – Cybersecurity.” Similar legislation continues to be enacted around the world with requirements and protections specific to data security requirements, notification requirements for data breaches, the right to access personal data and the right to be forgotten. For example, the Federal Reserve and the FDIC require a banking organization to notify its primary federal regulator within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Overview

The Company maintains comprehensive information technology and cybersecurity programs which encompass policies, procedures, assessments, monitoring, response plans, and testing to ensure technical, administrative, and physical controls are effective.

The Bank’s Incident Response and Business Continuity Programs are inclusive of cyber resiliency, business continuity and disaster recover strategies to help mitigate the impact of a cybersecurity incident across all business lines.

Management Role and Board Oversight

The cybersecurity programs are supervised by the Bank’s Chief Information Security Officer (“CISO”) reporting to the Chief Risk Officer (“CRO”) and dotted line to the Chief Information Officer.  The Chief Risk Officer has reporting responsibility to the Board’s Risk and Compliance Committee while the Chief Information Officer has reporting responsibility to the Board’s Information Technology Committee.  The Risk and Compliance Committee consists of eight directors, seven of whom are independent, while the Information Technology Committee consists of three directors, two of whom are members of the Risk and Compliance Committee. The Company Board includes members who have expertise in cybersecurity, fraud, and risk management.  Cybersecurity risks are primarily assessed, monitored, and remediated by the CISO who has a Ph.D. in Information Technology with a concentration in Information Assurance and experience in the information technology and cybersecurity fields and maintains advanced cybersecurity centric certifications.  The CISO’s knowledge and experience in the cybersecurity field are key to executing our cybersecurity program.  Our CISO oversees proactive initiatives, remediation plans of known risks, compliance with regulations and standards and disaster recovery, business continuity, and incident response efforts.  Additionally, the Bank’s CRO who leads the management risk function, has extensive experience in risk management.

The cybersecurity programs include a cross-function team of trained internal and external information security professionals, all of whom are required to maintain industry accredited certifications.  We have an Incident Response Team chaired by our Chief Operating Officer that is comprised of executive management and designated managers, including the CISO.  The purpose of our incident response plan is to manage incidents, including information security incidents, efficiently and effectively to minimize loss and destruction, mitigate weaknesses, restore services, notify customers, as required by law, comply with regulatory requirement and any third-party obligations.

The CISO and CRO play a pivotal role in informing the Board of all cybersecurity risks.  These positions provide comprehensive updates to the Risk Management Committee of the Board, at least quarterly.  The briefings combine a range of updates, including the cybersecurity program, emerging risks, and risk reporting.  The CISO and CRO also provide a monthly overview of the cybersecurity landscape to the Board of Directors.

Managing Material Risks and Integrated Overall Risk Management

The Company maintains documented processes, procedures, and controls for assessing, identifying, and managing material risks from cybersecurity threats.  Cybersecurity threats are identified utilizing risk assessments, detection tools, information gathering and performing internal, external, and third-party contracted security assessments.

Cybersecurity Threats

To assess and manage cybersecurity threats, the Company maintains an Incident Response Team comprised of members from the major business areas in the Company to ensure appropriate subject matter specialists are represented.  All cybersecurity events include a determination of whether the incident has materially affected or is reasonably likely to materially affect the Company’s business strategy, results of operations or financial condition by following implemented processes.

The Company has not identified any cybersecurity threats that have materially affected operations or financial position.

Oversee Third-Party Risk

The Company has processes to oversee and identify material risks from reported cybersecurity threats from any third-party service providers or vendors.  The Company’s vendor management program requires initial due diligence, on-going monitoring, and annual recertification of third-party cybersecurity controls.

Cybersecurity Risks

Management and the Board of Directors acknowledge that technology systems, managed both by the Company and third-party service providers, are critical to business operations and therefore require appropriate risk management.

Engagement with Third Parties on Risk Management

Cybersecurity is an integral part of the risk management program, which is supported through the use of consultants, auditors and other third-parties who assist with reviewing and validating the effectiveness of cybersecurity controls.  Our internal audit function actively participates and engages with those managing the cybersecurity program to validate the effectiveness of implemented safeguards.  Our external audit results are reviewed and reported in our annual filing and to the Board Audit Committee.  Additionally, the Company and the Bank are regulated entities and undergo regulatory reviews to ensure the Company and the Bank are in compliance will all appropriate standards.

Item 2.    Properties.

As of December 31, 2023, the Bank conducted its business through 27 full-service offices and its Internet Branch. The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2023, we had approximately 814 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2023:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2023	—	$—	—	846,779
November 1 to November 30, 2023	—	—	—	846,779
December 1 to December 31, 2023	38,815	15.08	38,815	807,964
Total	38,815	$15.08	38,815

On July 27, 2021, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. This program was completed in 2022 and on May 17, 2022, an additional 1,000,000 share authorization was announced. This program was completed in 2023 and on May 31, 2023, an additional 1,000,000 share authorization was announced. During the years ended December 31, 2023 and 2022, the Company repurchased 786,498 shares and 1,253,725 shares, respectively, of the Company’s common stock at an average cost of $14.59 per share and $21.73 per share, respectively. At December 31, 2023, 807,964 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2023:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved by security holders	—	$—	746,910

Equity compensation plans not approved by security holders	—	—	—

	—	$—	746,910

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2018 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite and the comparative published industry indices used were the S&P U.S. MidCap Banks Index and the S&P U.S. BMI Banks - Mid-Atlantic Region Index. The S&P U.S. BMI Banks - Mid-Atlantic Region Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The S&P U.S. MidCap Banks Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2018 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2023. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Flushing Financial Corporation	100.00	104.39	85.49	129.36	107.48	97.23
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. MidCap Banks Index	100.00	131.89	130.44	189.83	139.58	104.07
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	142.19	128.53	162.33	137.10	166.23

Item 6. Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, FSB Properties Inc., and Flushing Preferred Funding Corporation, which was dissolved as of June 30, 2021. Discussion and analysis of our 2022 fiscal year specifically, as well as the year-over-year comparison of our 2022 financial performance to 2021, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023, which is available on our investor relations website at FlushingBank.com and the SEC’s website at sec.gov.

General

We are a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. The primary business of the Holding Company has been the operation of the Bank. The Bank owned two subsidiaries during 2023: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”). The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured to the maximum allowable amount by the FDIC.

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

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. To achieve this objective, we intend to:

●	manage cost of funds and continue to improve funding mix;
●	add loans with appropriate risk adjusted returns;
●	manage credit risk;
●	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community;
●	attract, retain and develop human capital; and
●	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Manage cost of funds and continue to improve funding mix. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have built multi-channel deposit gathering capabilities. In addition to our full-service branches we gather deposits through our Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2023 and 2022, total deposits at our Internet Branch were $183.8 million and $154.6 million, respectively.

The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2023 and 2022, total deposits in our government banking unit totaled $1,587.9 million and $1,653.3 million, respectively. Additionally, we have a business banking group which was designed specifically to develop full business relationships thereby bringing in lower-costing checking and money market deposits. At December 31, 2023 and 2022, deposits balances in the business banking group were $410.4 million and $386.6 million, respectively. We also obtain deposits through brokers and the IntraFi Network.

Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. During 2023, we realized an increase in due to depositors (excluding escrow accounts) of $327.7 million, as certificates of deposits increased $785.0 million and core deposits decreased $457.3 million.

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

Add loans with appropriate risk adjusted returns. Management continues to focus on originating loans with appropriate risk adjusted returns. During 2023, gross loans decreased by $27.4 million, or 0.4% to $6,898.3 million at December 31, 2023, from $6,925.8 million at December 31, 2022.

The following table shows loan originations and purchases during 2023, and loan balances as of December 31, 2023.

	Loan	Gross Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2023	Gross Loans

	(Dollars in thousands)
Multi-family residential	$232,715	$2,658,205	38.53%
Commercial real estate	184,382	1,958,252	28.39
One-to-four family ― mixed-use property	20,097	530,243	7.69
One-to-four family ― residential	6,883	220,213	3.19
Construction	34,381	58,673	0.85
Small Business Administration	2,300	20,205	0.29
Commercial business and Other	337,322	1,452,518	21.06
Total	$818,080	$6,898,309	100.00%

At December 31, 2023, multi-family residential, commercial business and other loans and commercial real estate loans, totaled 88.0% of our gross loans. We have repositioned our loan growth to reduce credit risk; however, our concentration in these types of loans could require us to increase our provisions for credit losses and to maintain an allowance for credit losses as a percentage of total loans in excess of the allowance currently maintained.

Manage credit risk. By adherence to our conservative underwriting standards, we have been able to minimize net losses from non-performing loans. We incurred total net charge-offs of $10.8 million, $1.5 million and $3.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. The charge-offs in 2023 were primarily related to two relationships that were fully charged-off. We seek to minimize losses by adhering to our defined underwriting standards, which among other things generally require a debt service coverage ratio of at least 125% and loan to value ratio of 75% or less. The average loan to value for the real estate dependent loan portfolio was less than 36.0% and the average loan to value for non-performing loans collateralized by real estate was 34.1% at December 31, 2023. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 13 delinquent loans totaling $7.0 million, seven delinquent loans totaling $6.9 million, and 33 delinquent loans totaling $28.6 million during the years ended December 31, 2023, 2022, and 2021, respectively. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing loans totaled $25.2 million and $32.4 million at December 31, 2023 and 2022, respectively. Non-performing assets as a percentage of total assets were 0.54% and 0.63% at December 31, 2023 and 2022, respectively.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community. Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens. Queens is characterized with a high level of ethnic diversity. An important element of our strategy is to service multi-ethnic consumers and businesses. We have a particular presence and concentration in Asian communities, including in particular the Chinese and Korean populations. Both groups are noted for high levels of savings, education and entrepreneurship. In order to service these and other important ethnic groups in our market, our staff speaks more than 20 languages. We have an Asian advisory board to help broaden our links to the community by providing guidance and fostering awareness of our active role in the local community. As of December 31, 2023, we had nine branches which have a particular focus on the Asian community, of which six are in the borough of Queens, one is in the borough of Manhattan, one is in the borough of Brooklyn and one on Long Island, with deposits and loans totaling $1,286.2 million and $759.1 million, respectively, in these locations.

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

Loan originations and purchases were $818.1 million, $1,521.9 million, and $1,254.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. While we primarily rely on originating our own loans, we purchased $166.3 million, $275.7 million, and $262.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2023, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 88.9% of our gross loan portfolio at December 31, 2023 compared to 88.3% at December 31, 2022 and 87.8% at December 31, 2021.

Due to depositors increased $327.7 million, $103.7 million, and $242.8 million in 2023, 2022, and 2021, respectively. The deposit mix is significantly influenced by the current interest rate environment. Brokered deposits represented 16.2%, 13.2%, and 9.8% of total deposits at December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, 2022, and 2021, reciprocal deposits totaled $760.3 million, $659.5 million, and $763.7 million, respectively.

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

Net interest income decreased $64.5 million or 26.5% to $179.2 million for the twelve months ended December 31, 2023 from $243.6 million for the prior year, primarily due to a decrease of 87 basis points in the net interest margin to 2.24% for the twelve months ended December 31, 2023. The decrease in the net interest margin for 2023 was primarily due to an increase in our funding costs, partially offset by an increase in the yield of our interest-earning assets. During 2023, the cost of borrowed funds increased 180 basis points to 4.34% from 2.54% in the comparable prior period while the cost of interest-bearing deposits increased 228 basis points to 3.15% from 0.87% for the prior year. The cost of deposits rose as we increased the rates we pay resulting from the Federal Reverse raising rates. The increase in the yield of our interest-earning assets was primarily due to loans originating at a rate greater than the average portfolio yield, the increase of rates on adjustable rate loans, and repricing of loans as reset dates are met.

We are unable to predict the direction or timing of future interest rate changes. Approximately 80% of our certificates of deposit accounts and borrowings will reprice or mature during the next year.

Interest Rate Risk

Asset/Liability Management. Asset/liability management involves assessing, monitoring and managing interest rate risk. The ALCO Investment committee of the Board of Directors has primary oversight responsibility of interest rate risk. At the management level, the ALCO committee, which consists of representatives from treasury, finance, business units, and senior management, oversee these risks and provide reports to the ALCO Investment committee of the Board of Directors on a regular basis. These reports quantify the potential changes in net interest income and net portfolio value through various interest rate scenarios. The ALCO committee of the Board of Directors has established limits for changes in interest rates both economic value of equity and income simulation analysis. Compliance with the limits is reviewed quarterly.

Interest rate risk is the impact on earnings and capital from changes in interest rates. Interest rate risk exists because our interest-earning assets and interest-bearing liabilities may mature or reprice at different times or by different amounts. We assess interest rate risk by comparing the results of several income and capital simulations scenarios to the base case with changes in interest rates, degree of change over time, speed of change, and changes in the shape of the yield curve. These scenarios have assumptions including loan originations, investment securities purchases and sales, prepayment rates on loans and investment securities, deposit flows, and mix and pricing decisions.

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2023 and 2022. Various estimates regarding prepayment assumptions are made at each level of rate shock.

The following table presents the Company’s interest rate shock as of December 31:

	Net Portfolio Value (NPV)		Net Portfolio Value Ratio
Change in Interest Rate	2023	2022	2023	2022
-200 Basis points	(1.84)%	5.69%	7.44%	12.51%
-100 Basis points	(0.86)	3.20	7.64	12.47
Base interest rate	-	-	7.83	12.33
+100 Basis points	(3.53)	(5.80)	7.68	11.85
+200 Basis points	(6.65)	(11.55)	7.55	11.35

The reduction in the Net Portfolio Value and the Net Portfolio Value Ratio in 2023 compared to 2022 is primarily due to the Company actively reducing its liability sensitive position by adding interest rate swaps and adding floating rate assets.

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk.

The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2023 and 2022. Various estimates regarding prepayment assumptions are made at each level of rate shock. There were no changes in the assumptions used in the income simulation process for 2023 and 2022. Assumed deposit betas are higher in a rising rate environment and lower in a declining rate environment. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.

The following table presents the Company’s interest rate shock as of December 31:

	Projected Percentage Change In Net Interest Income
Change in Interest Rate	2023	2022
-200 Basis points	(0.41)%	5.73%
-100 Basis points	(0.07)	3.64
Base interest rate	-	-
+100 Basis points	(2.62)	(7.31)
+200 Basis points	(5.42)	(14.61)

During 2023, the Company strategically reduced its liability sensitive interest rate position by becoming more interest rate neutral. This was achieved by adding more interest rate hedges and floating rate assets.

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 2.4% from a 200 basis point increase in rates over the next twelve months and be reduced by 0.5% from a 200 basis point decrease in rates over the same period. Actual results could differ significantly from these estimates.

At December 31, 2023, the Company had a derivative portfolio with a notional value totaling $2.5 billion compared to $1.4 billion at December 31, 2022. This portfolio is designed to provide protection against rising interest rates. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of forward swaps on certain short-term advances and brokered deposits totaling $825.8 million at December 31, 2023, $775.8 million of the forward starting swaps are effective swaps at a weighted average rate of 2.39% compared to $591.5 million at 2.41% at December 31, 2022. Of the $775.8 million outstanding at December 31, 2023, $50.0 million at an average rate of 1.25% will mature in April 2024 and will be replaced by forward starting swaps totaling $50.0 million at an average rate of 0.80%.

Analysis of Net Interest Income (Loss)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2023				2022				2021
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)(2)	$5,328,067	$267,178	5.01%		$5,253,104	$228,065	4.34%		$5,146,195	$217,580	4.23%
Other loans, net (1)(2)	1,517,282	88,170	5.81		1,488,486	65,222	4.38		1,498,122	56,751	3.79
Total loans, net	6,845,349	355,348	5.19		6,741,590	293,287	4.35		6,644,317	274,331	4.13
Taxable securities:
Mortgage-backed securities	442,228	11,505	2.60		573,314	9,414	1.64		550,136	8,335	1.52
Other securities	485,118	24,700	5.09		324,112	9,771	3.01		239,208	4,001	1.67
Total taxable securities	927,346	36,205	3.90		897,426	19,185	2.14		789,344	12,336	1.56
Tax-exempt securities: (3)
Other securities	66,533	1,923	2.89		64,822	2,197	3.39		50,831	2,142	4.21
Total tax-exempt securities	66,533	1,923	2.89		64,822	2,197	3.39		50,831	2,142	4.21
Interest-earning deposits and federal funds sold	184,565	8,405	4.55		131,816	2,418	1.83		188,462	203	0.11
Total interest-earning assets	8,023,793	401,881	5.01		7,835,654	317,087	4.05		7,672,954	289,012	3.77
Other assets	477,771				471,483				470,418
Total assets	$8,501,564				$8,307,137				$8,143,372

Interest-bearing liabilities:
Deposits:
Savings accounts	$121,102	520	0.43		$153,605	211	0.14		$157,640	255	0.16
NOW accounts	1,937,974	64,191	3.31		1,976,238	15,353	0.78		2,165,762	5,453	0.25
Money market accounts	1,754,059	58,898	3.36		2,191,768	19,039	0.87		2,059,431	7,271	0.35
Certificate of deposit accounts	2,091,677	64,844	3.10		1,031,024	12,547	1.22		1,033,187	7,340	0.71
Total due to depositors	5,904,812	188,453	3.19		5,352,635	47,150	0.88		5,416,020	20,319	0.38
Mortgagors' escrow accounts	81,015	202	0.25		80,021	135	0.17		77,552	5	0.01
Total interest-bearing deposits	5,985,827	188,655	3.15		5,432,656	47,285	0.87		5,493,572	20,324	0.37
Borrowings	776,050	33,670	4.34		1,012,149	25,725	2.54		905,094	20,269	2.24
Total interest-bearing liabilities	6,761,877	222,325	3.29		6,444,805	73,010	1.13		6,398,666	40,593	0.63
Non interest-bearing demand deposits	867,667				1,019,090				922,741
Other liabilities	196,869				170,500				173,019
Total liabilities	7,826,413				7,634,395				7,494,426
Equity	675,151				672,742				648,946
Total liabilities and equity	$8,501,564				$8,307,137				$8,143,372

Net interest income (loss) / net interest rate spread (4)		$179,556	1.72%			$244,077	2.92%			$248,419	3.14%

Net interest-earning assets / net interest margin (5)	$1,261,916		2.24%		$1,390,849		3.11%		$1,274,288		3.24%

Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.22	X			1.20	X
(1)	Average balances include non-accrual loans.
(2)	Loan interest income (loss) includes loan fee income (loss)(which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.8 million, $7.8 million, and $10.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, it includes net gains (losses) from fair value adjustments on hedges and swap termination fees totaling of $3.3 million, $0.8 million, and $2.1 million for December 31, 2023, 2022, and 2021.
(3)	Interest and yields are calculated on the tax equivalent basis using statutory federal income tax rate of 21% for the years ended December 31, 2023, 2022, and 2021.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (loss) before the provision for credit losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income (Loss) for the years ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$3,309	$35,804	$39,113	$4,656	$5,829	$10,485
Other loans, net	1,283	21,665	22,948	(365)	8,836	8,471
Mortgage-backed securities	(2,505)	4,596	2,091	375	704	1,079
Other securities	6,243	8,686	14,929	1,770	4,000	5,770
Tax-Exempt securities	57	(331)	(274)	520	(465)	55
Interest-earning deposits and federal funds sold	1,270	4,717	5,987	(80)	2,295	2,215
Total interest-earning assets	9,657	75,137	84,794	6,876	21,199	28,075

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(54)	363	309	(7)	(37)	(44)
NOW accounts	(303)	49,141	48,838	(518)	10,418	9,900
Money market accounts	(4,519)	44,378	39,859	488	11,280	11,768
Certificate of deposit accounts	20,936	31,361	52,297	(15)	5,222	5,207
Mortgagors' escrow accounts	2	65	67	—	130	130
Borrowings	(7,056)	15,001	7,945	2,559	2,897	5,456
Total interest-bearing liabilities	9,006	140,309	149,315	2,507	29,910	32,417

Net change in net interest income (loss)	$651	$(65,172)	$(64,521)	$4,369	$(8,711)	$(4,342)

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General. Net income for the twelve months ended December 31, 2023 was $28.7 million, a decrease of $48.3 million, or 62.7%, compared to $76.9 million for the twelve months ended December 31, 2022. Diluted earnings per common share were $0.96 for the twelve months ended December 31, 2023, a decrease of $1.54 per common share, or 61.6%, from $2.50 per common share for the twelve months ended December 31, 2022. The decrease in net income was primarily due to a decline in the net interest margin which decreased 87 basis points to 2.24% for the twelve months ended December 31, 2023 from 3.11% for the comparable prior year period. The decline in the net interest margin was driven by the impact Federal Reserve rate increases had on our liability sensitive balance sheet as our interest-bearing liabilities repriced quicker than our interest-earning assets. To mitigate the sensitivity and ease net interest margin compression, the Company opportunistically sought out interest rate swaps to align with our strategic plans.

Return on average equity decreased to 4.25% for the twelve months ended December 31, 2023, from 11.44% for the comparable prior year period. Return on average assets decreased to 0.34% for the twelve months ended December 31, 2023 from 0.93% for the comparable prior year period.

Interest Income. Interest income increased $84.9 million, or 26.8%, to $401.5 million for the year ended December 31, 2023 from $316.6 million for the year ended December 31, 2022. The increase in interest income was primarily due to an increase of 96 basis points in the yield of interest-earning assets to 5.01% for the year ended December 31, 2023 from 4.05% for the year ended December 31, 2022, coupled with an increase of $188.1 million in the average balance of  interest-earning assets to $8,023.8 million for the year ended December 31, 2023 from $7,835.7 million for the year ended December 31, 2022. The 96 basis point increase in the yield of interest-earning assets was primarily due to increases of 84 basis points, 176 basis points and 272 basis points in the yield of total loan, net, total securities and interest-earning deposits and federal funds sold, respectively. These rate increases were all driven by the rising interest rate environment experienced in 2023. Excluding prepayment penalty income from loans and securities, net recoveries/(reversals) of interest from non-accrual loans, net gains from fair value adjustments on hedges, swap termination fees and purchase accounting adjustments, the yield on total loans, net, increased 88 basis points to 5.08% for the year ended December 31, 2023 from 4.20% for the year ended December 31, 2022.

Interest Expense. Interest expense increased $149.3 million, or 204.5%, to $222.3 million for the year ended December 31, 2023 from $73.0 million for the year ended December 31, 2022. The increase in interest expense was primarily due to an increase of 216 basis points in the average cost of interest-bearing liabilities to 3.29% for the year ended December 31, 2023 from 1.13% for the year ended December 31, 2022, coupled with an increase of $317.1 million in the average balance of interest-bearing liabilities to $6,761.9 million for the twelve months ended December 31, 2023 from $6,444.8 million for the comparable prior year period. Rising rates have driven the increase in our cost of funds as the Federal Reserve increased rates by 100 basis points between December 31, 2022 and December 31, 2023.

Net Interest Income. Net interest income for the year ended December 31, 2023 totaled $179.2 million, a decrease of $64.5 million, or 26.5%, from $243.6 million for the year ended December 31, 2022. The decrease in net interest income was primarily due to a decrease of 120 basis points in the net interest spread to 1.72% for the twelve months ended December 31, 2023 from 2.92% for the comparable prior year period. The net interest margin decreased 87 basis points to 2.24% for the year ended December 31, 2023 from 3.11% for the year ended December 31, 2022. Included in net interest income was prepayment penalty income and net recoveries/(reversals) loans and securities totaling $2.3 million and $6.4 million for the years ended December 31, 2023 and 2022, respectively, net gains (losses) from fair value adjustments on hedges totaling $0.4 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively, swap termination fees totaling $3.0 million and none for the years ended December 31, 2023 and 2022, respectively, and purchase accounting income of $1.5 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. Excluding all of these items, the net interest margin for the year ended December 31, 2023 was 2.15%, a decrease of 84 basis points, from 2.99% for the year ended December 31, 2022.

Provision (Benefit) for Credit Losses. Provision for credit losses was $10.5 million for the year ended December 31, 2023, compared to $5.1 million during the comparable prior year period. The provision recorded in 2023 was driven by fully reserving for two non-accrual business loans and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing environmental uncertainty resulting from high and rising inflation including increasing interest rates. During the year ended December 31, 2023, non performing loans decreased $7.2 million to $25.2 million from $32.4 million at December 31, 2022. During the year ended December 31, 2023, the Bank recorded net charge-offs totaling $10.8 million compared to $1.5 million recorded in the comparable prior year period. The average loan-to-value ratio for our non-performing assets collateralized by real estate was 51.7% at December 31, 2023. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2023 was $22.6 million, an increase of $12.6 million, or 126.0%, from $10.0 million for the twelve months ended December 31, 2022. Non-interest income increased primarily due to the Company deciding to sell low yielding securities recognizing a loss of $10.9 million in 2022.

Non-Interest Expense. Non-interest expense was $151.4 million for the year ended December 31, 2023, an increase of $7.7 million, or 5.4%, from $143.7 million for the year ended December 31, 2022. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, FDIC insurance premiums and other operating expenses.

Income Tax Provisions. Income tax expense for the year ended December 31, 2023 decreased $16.7 million, or 60.0%, to $11.2 million, compared to $27.9 million for the year ended December 31, 2022. The decrease was primarily due to the decline in income before income taxes. The effective tax rate was 28.0% for the year ended December 31, 2023 compared to 26.6% in the prior year.

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

Liquidity management is both a short and long-term function of business management. During 2023, funds were provided by the Company’s operating and financing activities, which were used to fund our investing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2023, cash and cash equivalents totaled $172.2 million, an increase of $20.4 million from December 31, 2022. We also held marketable securities available for sale with a market value of $874.8 million at December 31, 2023. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At December 31, 2023 and 2022, restricted cash totaled $47.9 million and $67.0 million, respectively. At December 31, 2023 and 2022, cash (including restricted cash) held in excess of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limits at other commercial banks totaling $61.2 million, and $73.9 million, respectively.

At December 31, 2023, the Bank was able to borrow up to $3,808.6 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. As of December 31, 2023, the Bank had $1,599.5 million outstanding in combined balances of FHLB-NY advances and letters of credit. At December 31, 2023, the Bank also has unsecured lines of credit with other commercial banks totaling $1,103.0 million, with $25.0 million outstanding. In addition, the Holding Company has subordinated debentures with a principal balance totaling $190.0 million and junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $47.9 million. See Note 9 (“Borrowed Funds”) of Notes to the Consolidated Financial Statements, Management believes its available sources of funds are sufficient to fund current operations.

At December 31, 2023, we had commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) totaling $47.1 million and $440.3 million, respectively. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. See Note 16 (“Commitment and Contingencies”) in Notes to the Consolidated Financial Statements.

Our total interest expense and non-interest expense in 2023 were $222.3 million and $151.4 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen to employees hired after January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2023, we incurred cash expenditures of $0.1 million for each of the medical and life insurance plans and the non-employee director plan. We did not make a contribution to the employee pension plan in 2023. We expect to pay similar amounts for these plans in 2024. See Note 12 (“Pension and Other Postretirement Benefit Plan”) of Notes to the Consolidated Financial Statements.

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the FTSE Pension Discount Curve and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001, to 4.73% for 2023. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2023, our employee pension plan had an unrecognized loss of $4.0 million. The medical and life insurance plan and non-employee director plan had unrecognized gains of $2.3 million and $1.2 million, respectively.

The change in the discount rate is the only significant change made to the assumptions used for these plans for each of the three years ended December 31, 2023. During the years ended December 31, 2023, 2022, and 2021, the actual (loss) return on the employee pension plan assets was approximately 15%, (658%), and (154%), respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $19.2 million at December 31, 2023, which is $2.2 million more than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2023 was $0.3 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent (the “Superintendent”) is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The amount of dividends the Holding Company can declare and pay is generally limited to its net profits for the preceding year less dividends paid during that period. In addition, dividends paid by the Holding Company would be prohibited if the effect thereof would cause the Holding Company’s capital to be reduced below applicable minimum capital requirements.

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. We have the means to refinance these borrowings as they mature or are called through our financing arrangements with the FHLB-NY and access to unsecured lines of credit with other commercial banks. See Note 8 (“Deposits”) and Note 9 (“Borrowed Funds”) in Notes to the Consolidated Financial Statements. At December 31, 2023, we had borrowings obligations of $841.3 million of which $318.6 million represents our current obligations within one year, including borrowing callable within one year. At December 31, 2023, we had deposit obligations of $6,815.3 million of which $6,714.6 million represents our current obligations within one year.

At December 31, 2023, the Bank had 27 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. At December 31, 2023, we had operating lease and purchasing obligations totaling $57.6 million.

We currently provide a non-qualified deferred compensation plan for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate in the Plan. In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. At December 31, 2023, we had deferred compensation plan obligations of $23.3 million. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2023 and 2022, the Bank and the Company exceeded each of their four regulatory capital requirements. See Note 14 (“Regulatory Capital”) of Notes to the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of our consolidated financial statement in accordance with generally accepted accounting principles in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates and changes in assumptions could have a significant effect on the consolidated financial statements. Our critical accounting policies that require us to make significant judgments or estimates are described below. For more information on these critical accounting policies and other significant accounting policies, see the Note 2 (“Summary of Significant Accounting Policies – Use of Estimates”) in the Notes to the Consolidated Financial Statements.

The Company’s accounting policies are integral to understanding the results of operations and statement of financial condition. These policies are described in the Notes to the Consolidated Financial Statements. Several of these policies require management’s judgment to determine the value of the Company’s assets and liabilities. The Company has established detailed written policies and control procedures to ensure consistent application of these policies. The Company has identified four accounting policies that require significant management valuation judgment: the allowance for credit losses, fair value of financial instruments, goodwill impairment and income taxes.

Allowance for Credit Losses. An allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the financial assets. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes Judgment is required to determine how many years of historical loss experience are to be included when reviewing historical loss experience. A full credit cycle must be used, or loss estimates may be inaccurate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

Notwithstanding the judgment required in assessing the components of the ACL, the Company believes that the ACL is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements. In calculating the ACL, the Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for December 31, 2023 and 2022, the reasonable and supportable forecast was for a period of two quarters and the reversion period was four quarters. See Notes 2 (“Summary of Significant Accounting Policies”) and 3 (“Loans and Allowance for Credit Losses”) of Notes to the Consolidated Financial Statements.

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

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of investments classified as available for sale and held-to-maturity, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2023 and 2022, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement. See Notes 2 (“Summary of Significant Accounting Policies”), 6 (“Securities”) and 19 (“Fair Value of Financial Instruments”) of Notes to the Consolidated Financial Statements.

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

At December 31, 2023, the fair value of our reporting unit is derived using a combination of an asset approach, and an income approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We monitor goodwill for potential impairment triggers on a quarterly basis.

At December 31, 2023, the fair value of the reporting unit exceeded its carrying value by $79.1 million, or 11.8%. Given the inherent uncertainties resulting from local, regional and global macroeconomic conditions including Federal Reserve interest rate policy decisions actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods. See Note 2 (“Summary of Significant Accounting Policies”) of Notes to Consolidated Financial Statements.

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

The Company also recognizes deferred tax assets and liabilities for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on evidence available at the time the estimate is made. These estimates can be affected by changes to tax laws, statutory tax rates, and future income levels. See Notes 2 (“Summary of Significant Accounting Policies”) and 10 (“Income Taxes”) of Notes to Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” under Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 19 (“Fair Value of Financial Instruments”) and 20 (“Derivative Financial Instruments”) of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.    Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2023	2022

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks, (restricted cash of $47,945, and $66,345, respectively)	$172,157	$151,754
Securities held-to-maturity, net of allowance of $1,087 and $1,100, respectively (assets pledged of $4,595 and $4,550, respectively; fair value of $65,755 and $62,550, respectively)	72,923	73,711
Securities available for sale, at fair value (assets pledged of $195,444 and $172,235, respectively; $13,359 and $13,023 at fair value pursuant to the fair value option, respectively)	874,753	735,357
Loans, net of fees and costs	6,906,950	6,934,769
Less: Allowance for credit losses	(40,161)	(40,442)
Net loans	6,866,789	6,894,327
Interest and dividends receivable	59,018	45,048
Bank premises and equipment, net	21,273	21,750
Federal Home Loan Bank of New York stock, at cost	31,066	45,842
Bank owned life insurance	213,518	213,131
Goodwill	17,636	17,636
Core deposit intangibles	1,537	2,017
Right of use asset	39,557	43,289
Other assets	167,009	179,084
Total assets	$8,537,236	$8,422,946

Liabilities
Due to depositors:
Non-interest bearing	$847,416	$921,238
Interest-bearing	5,917,463	5,515,945
Total Due to depositors	6,764,879	6,437,183
Mortgagors' escrow deposits	50,382	48,159
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	605,801	815,501
Subordinated debentures	187,630	186,965
Junior subordinated debentures, at fair value	47,850	50,507
Total borrowed funds	841,281	1,052,973
Operating lease liability	40,822	46,125
Other liabilities	170,035	161,349
Total liabilities	7,867,399	7,745,789
Commitments and contingencies (Note 16)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 28,865,810 shares and 29,476,391 shares outstanding, respectively)	341	341
Additional paid-in capital	264,534	264,332
Treasury stock, at average cost (5,221,813 shares and 4,611,232 shares, respectively)	(106,070)	(98,535)
Retained earnings	549,683	547,507
Accumulated other comprehensive loss, net of taxes	(38,651)	(36,488)
Total stockholders' equity	669,837	677,157

Total liabilities and stockholders' equity	$8,537,236	$8,422,946

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Income

	For the year ended December 31,
	2023	2022	2021

Interest and dividend income
Interest and fees on loans	$355,348	$293,287	$274,331
Interest and dividends on securities:
Interest	37,598	20,861	13,999
Dividends	126	60	29
Other interest income	8,405	2,418	203
Total interest and dividend income	401,477	316,626	288,562
Interest expense
Deposits	188,655	47,285	20,324
Other interest expense	33,670	25,725	20,269
Total interest expense	222,325	73,010	40,593
Net interest income	179,152	243,616	247,969
Provision (benefit) for credit losses	10,518	5,081	(4,944)
Net interest income after provision (benefit) for credit losses	168,634	238,535	252,913
Non-interest income
Banking services fee income	8,651	5,122	5,965
Net gain (loss) on sale of loans	108	119	335
Net gain (loss) on disposition of assets	—	104	621
Net gain (loss) on sale of securities	—	(10,948)	113
Net gain (loss) from fair value adjustments	2,573	5,728	(12,995)
Federal Home Loan Bank of New York stock dividends	2,513	2,000	2,097
Life insurance proceeds	1,281	1,822	—
Bank owned life insurance	4,573	4,487	4,044
Other income	2,889	1,575	3,507
Total non-interest income (loss)	22,588	10,009	3,687
Non-interest expense
Salaries and employee benefits	85,957	84,374	88,310
Occupancy and equipment	14,396	14,606	14,002
Professional services	9,569	9,207	7,439
FDIC deposit insurance	3,994	2,258	2,951
Data processing	5,976	5,595	7,044
Depreciation and amortization of bank premises and equipment	5,965	5,930	6,425
Other real estate owned / foreclosure expense	605	294	323
Other operating expenses	24,927	21,428	20,828
Total non-interest expense	151,389	143,692	147,322
Income before income taxes	39,833	104,852	109,278
Provision for income taxes
Federal	7,585	17,569	20,078
State and local	3,584	10,338	7,407
Total provision for income taxes	11,169	27,907	27,485
Net income	$28,664	$76,945	$81,793

Basic earnings per common share	$0.96	$2.50	$2.59
Diluted earnings per common share	$0.96	$2.50	$2.59

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2023	2022	2021

	(in thousands)
Net income	$28,664	$76,945	$81,793
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of $123, $7, and ($159), respectively.	(276)	(17)	341
Amortization of prior service credits, net of taxes of $0, $8, and $27, respectively.	—	(19)	(58)
Unrecognized actuarial gains (losses), net of taxes of ($75), ($487), and ($109), respectively.	170	1,043	319
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($4,451), $28,900, and $3,455, respectively.	8,362	(64,381)	(7,484)
Reclassification adjustment for net (gains) losses included in net income, net of taxes of $0, ($3,401) and $35, respectively.	—	7,547	(78)
Net unrealized gains (losses) on cashflow hedges, net of taxes of $4,762, ($12,081) and ($7,216), respectively.	(10,584)	26,786	16,115
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($74), $386 and ($237), respectively.	165	(763)	427
Other comprehensive income (loss), net of tax:	(2,163)	(29,804)	9,582
Comprehensive net income (loss)	$26,501	$47,141	$91,375

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Shares	Common	Paid-in	Treasury	Retained	Accumulated Other
	Outstanding	Stock	Capital	Stock	Earnings	Comprehensive Loss	Total

	(Dollars in thousands, except per share data)

Balance at December 31, 2020	30,775,854	$341	$261,533	$(69,400)	$442,789	$(16,266)	$618,997

Net income (loss)	—	—	—	—	81,793	—	81,793
Award of shares released from Employee Benefit Trust	—	—	321	—	—	—	321
Vesting of restricted stock unit awards	261,628	—	(5,308)	5,477	(169)	—	—
Stock-based compensation expense	—	—	6,829	—	—	—	6,829
Purchase of treasury shares	(436,619)	—	—	(9,988)	—	—	(9,988)
Repurchase of shares to satisfy tax obligation	(74,510)	—	—	(1,382)	—	—	(1,382)
Dividends on common stock ($0.84 per share)	—	—	—	—	(26,524)	—	(26,524)
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,582	9,582
Balance at December 31, 2021	30,526,353	$341	$263,375	$(75,293)	$497,889	$(6,684)	$679,628

Net income (loss)	—	—	—	—	76,945	—	76,945
Award of shares released from Employee Benefit Trust	—	—	287	—	—	—	287
Vesting of restricted stock unit awards	303,636	—	(6,137)	6,433	(296)	—	—
Stock-based compensation expense	—	—	6,807	—	—	—	6,807
Purchase of treasury shares	(1,253,725)	—	—	(27,246)	—	—	(27,246)
Repurchase of shares to satisfy tax obligation	(99,873)	—	—	(2,429)	—	—	(2,429)
Dividends on common stock ($0.88 per share)	—	—	—	—	(27,031)	—	(27,031)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(29,804)	(29,804)
Balance at December 31, 2022	29,476,391	$341	$264,332	$(98,535)	$547,507	$(36,488)	$677,157

Net income (loss)	—	—	—	—	28,664	—	28,664
Vesting of restricted stock unit awards	263,918	—	(5,402)	5,630	(228)	—	—
Stock-based compensation expense	—	—	5,604	—	—	—	5,604
Purchase of treasury shares	(786,498)	—	—	(11,473)	—	—	(11,473)
Repurchase of shares to satisfy tax obligation	(88,001)	—	—	(1,692)	—	—	(1,692)
Dividends on common stock ($0.88 per share)	—	—	—	—	(26,260)	—	(26,260)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,163)	(2,163)
Balance at December 31, 2023	28,865,810	$341	$264,534	$(106,070)	$549,683	$(38,651)	$669,837

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2023	2022	2021

	(In thousands)
Operating Activities
Net income (loss)	$28,664	$76,945	$81,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (benefit) for credit losses	10,518	5,081	(4,944)
Depreciation and amortization of premises and equipment	5,965	5,930	6,425
Net (loss) gain on sales of loans	(108)	(119)	(335)
Net amortization (accretion) of premiums and discounts	498	1,139	(987)
Net (loss) gain from disposition of assets	—	(104)	(621)
Net loss (gain) from sale of securities	—	10,948	(113)
Deferred income tax provision (benefit)	3,721	144	(1,725)
Net (gain) loss from fair value adjustments	(2,573)	(5,728)	12,995
Net (gain) loss from fair value adjustments of hedges	(371)	(775)	(2,079)
Gain from life insurance proceeds	(1,281)	(1,822)	—
Income from bank owned life insurance	(4,573)	(4,487)	(4,044)
Stock-based compensation expense	5,604	6,807	6,829
Deferred compensation	(4,210)	(5,365)	(4,002)
Amortization of core deposit intangibles	480	545	610
(Increase) decrease in other assets	(19,308)	11,775	563
Increase (decrease) in other liabilities	11,559	(15,159)	(1,767)
Net cash provided by (used in) operating activities	34,585	85,755	88,598
Investing Activities
Purchases of premises and equipment	(5,488)	(4,342)	(3,680)
Purchases of Federal Home Loan Bank New York stock	(122,102)	(146,446)	(7,065)
Redemptions of Federal Home Loan Bank New York stock	136,878	136,541	14,567
Purchases of securities held-to-maturity	—	(16,475)	-
Proceeds from prepayments of securities held-to-maturity	794	387	-
Purchases of securities available for sale	(187,442)	(224,940)	(538,350)
Proceeds from sales and calls of securities available for sale	—	73,276	64,613
Proceeds from maturities and prepayments of securities available for sale	57,493	96,861	330,701
Purchases of bank owned life insurance	—	—	(25,000)
Proceeds from bank owned life insurance	3,068	3,945	—
Change in cash collateral	(18,400)	66,345	—
Net repayments (originations) of loans	198,240	(93,262)	290,890
Purchases of loans	(166,344)	(275,701)	(262,091)
Proceeds from sale of loans	9,042	31,993	28,632
Net cash provided by (used in) investing activities	(94,261)	(351,818)	(106,783)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (continued)

	For the year ended December 31,
	2023	2022	2021

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$(73,822)	$(46,383)	$188,949
Net increase (decrease) in interest-bearing deposits	400,804	200,019	3,974
Net increase (decrease) in mortgagors' escrow deposits	2,223	(3,754)	6,291
Net (repayments) proceeds from short-term borrowed funds	(605,750)	235,000	—
Proceeds from long-term borrowing	661,050	63,603	122,843
Repayment of long-term borrowings	(265,001)	(55,685)	(341,643)
Purchase of treasury shares and repurchase of shares to satisfy tax obligations	(13,165)	(29,675)	(11,370)
Cash dividends paid	(26,260)	(27,031)	(26,524)
Net cash provided by (used in) financing activities	80,079	336,094	(57,480)
Net increase (decrease) in cash and cash equivalents, and restricted cash	20,403	70,031	(75,665)
Cash, cash equivalents, and restricted cash, beginning of period	151,754	81,723	157,388
Cash, cash equivalents, and restricted cash, end of period	$172,157	$151,754	$81,723
Supplemental Cash Flow Disclosure
Interest paid	$214,610	$63,680	$40,564
Income taxes paid	6,269	32,411	28,225

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

The Company’s principal business is attracting deposits from public entities and the general public, while investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through twenty-seven full-service banking offices, ten of which are located in Queens County, four in Nassau County, four in Suffolk County, six in Kings County (Brooklyn), and three in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

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

The Holding Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts formed to issue a total of $60.0 million of capital securities and $1.9 million of common securities (which are the only voting securities). The Holding Company owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from the Holding Company. The Trusts are not included in our consolidated financial statements as we would not absorb the losses of the Trusts if losses were to occur. See Note 9, “Borrowed Funds,” of the Notes to the Consolidated Financial Statements for additional information regarding these trusts.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. Included in cash and cash equivalents at December 31, 2023 and 2022, were $145.3 million and $121.9 million, respectively, in interest-earning deposits in other financial institutions, primarily comprised of restricted cash held as collateral for interest rate swaps and funds due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The restricted cash totaled $47.9 million and $66.3. million at December 31, 2023 and 2022, respectively.

Securities:

Securities are classified as held-to-maturity when management intends to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts and an allowance for credit losses. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Unrealized gains and losses on securities available for sale are excluded from earnings and reported as part of accumulated other comprehensive income/loss, net of taxes. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method.

The Company has made a policy election to exclude accrued interest from amortized cost basis of debt securities. Accrued interest receivable for debt securities is reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on securities is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual securities is reversed from interest income at the time the security is placed on non-accrual status.

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. At December 31, 2023, and 2022 the Company’s portfolio was made up of four securities: two which were structured similar to a commercial owner occupied loan, and modeled for credit losses similar to commercial business loans secured by real estate; the third was under forbearance and was individually evaluated for allowance for credit loss; and the fourth was issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security. The Company had an allowance for credit losses for held-to-maturity securities totaling $1.1 million at December 31, 2023 and 2022.

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2023 and December 31, 2022. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company evaluates any decline in the fair value is due to credit loss factors and this valuation indicates that a credit loss exists, then the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

The Company recorded tax exempt interest income totaling $1.5 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

Goodwill:

Goodwill represents the excess purchase price over the value assigned to tangible and identifiable intangible assets and liabilities assumed of business acquired. Goodwill is presumed to have an indefinite life and is tested annually for impairment, or more frequently when certain conditions are met. If the fair value of the reporting unit is greater than the carrying value, no further evaluation is required. If the fair value of the reporting unit is less than the carrying value, further evaluation would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

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

At December 31, 2023, the net book value of our reporting unit exceeded market capitalization, however the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach and income approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We qualitatively assess whether the carrying value of our reporting unit exceeds fair value. If this quantitative assessment determines that it is more likely than not that the carrying value exceeds fair value, further qualitative evaluation for impairment would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the quantitative assessment in reviewing the carrying value of goodwill as of December 31, 2023 and 2022, and the qualitative assessment as of December 31, 2021, concluding that there was no goodwill impairment in any period. At December 31, 2023 and 2022, the carrying amount of goodwill totaled $17.6 million at each period. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

Loans:

Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans, certain market value adjustments related to hedging and unamortized premiums or discounts on purchased loans. Loan fees and certain loan origination costs are deferred. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income in the period they are collected.

Interest on loans is recognized on an accrual basis. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans. Accrued interest receivable for loans totaled $45.0 million and $34.5 million at December 31, 2023 and 2022, respectively and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2023 and 2022 were performing loans that did not display credit deterioration from origination at the time of purchase. The Company purchased loans totaling $166.3 million, $275.7 million, and $262.1 million during the years ended December 31, 2023, 2022, and 2021. The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. At the time of transfer, any ACL is reversed and the loans are transferred at the new amortized cost basis and accounted for at the lower of amortized cost or fair value. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer. Subsequent lower of cost or fair value adjustments are recognized in non-interest income as a valuation allowance adjustment. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer. Additionally, at times the Company may sell participating interests in performing loans.

Allowance for Credit Losses:

The Allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. Financial assets are charged off against that ACL when management believes that the balance is uncollectable based on quarterly analysis of credit risk. Additionally, certain off-balance sheet commitments are subject to the same estimate of credit losses.

The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes. Accrued interest receivable is excluded from our financial assets that are carried on an amortized cost basis.

The quantitative allowance is calculated using a number of inputs and assumptions. The results of this process, support management’s assessment as to the adequacy of the ACL at each balance sheet date.

The process for calculating the allowance for credit losses begins with our historical losses by portfolio segment. The losses are then adjusted to incorporate current conditions and reasonable and supportable forecast to develop the quantitative component of the allowance for credit losses.

The Bank has established an Asset Classification Committee which carefully evaluates loans which are past due 90 days and/or are classified. The Asset Classification Committee thoroughly assesses the condition and circumstances surrounding each loan meeting the criteria. The Bank also has a Delinquency Committee that evaluates loans meeting specific criteria. The Bank’s loan policy requires loans to be placed into non-accrual status once the loan becomes 90 days delinquent unless there is compelling evidence the borrower will bring the loan current in the immediate future.

For the quantitative measurement, the Company’s portfolio consists of mortgage loans secured by real estate (both commercial and retail) and commercial business loans, which are primarily commercial business term loans and line of credit. Based on the Company’s evaluation of the loan portfolio, listed below are the pools that were established as a baseline level of segmentation with their primary risk factor. The Company confirms this data remains relevant in absence of changes to the composition of the portfolio.

The mortgage portfolio is a substantial component of the Company’s portfolio and it is a focus of the Company’s lending strategy, primarily focusing on multi-family and commercial real estate. While the mortgage portfolio consists of real-estate secured loans, the source of repayment and types of properties securing these loans varies and thus the Company first considered these differences as follows:

One-to-four family residential – These loans are secured by residential properties for which the primary source of repayment is the income generated by the residential borrower. Delinquency status is considered a risk factor in this pool.

One-to-four family mixed use property – These loans are secured by residential properties for which the primary source of repayment is the income generated by the property. Unlike the one-to-four residential credits, properties securing mixed use loans include a commercial space component. Delinquency status is considered a risk factor in this pool.

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

Commercial real estate – These loans are secured by properties for commercial use for which the primary source of repayment is the income generated by the property. Delinquency status, risk rating and collateral type are considered risk factors in this pool.

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

Relative to the commercial business portfolio, the Company considered the following categories as a baseline for evaluation:

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

For the qualitative measurement, the Company aggregated the portfolio segments according to three business units: business banking, residential and commercial real estate. Management evaluates nine qualitative risk factors to determine if the risk is captured elsewhere in the ACL process. If not captured elsewhere, the Company has identified specific risk factors to evaluate and incorporate into its Qualitative Framework. Some risk factors include time to maturity, origination loan-to-value, loan type composition, the value of underlying collateral, changes in policies and procedures for lending strategies and underwriting standards, collection and recovery practices, internal credit review, changes in personnel, loan debt coverage ratios, divergence between the levels of NYC and national unemployment, divergence between the NYC GDP and national GDP, industry concentrations and riskiness and large borrower concentrations.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. This modification may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2023 and 2022, there were no loans classified as held for sale.

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and past employees who have provided positive consent allowing the Company to be the beneficiary of such policies. BOLI is carried in the Consolidated Statements of Financial Condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes. During 2023 and 2022, the Company did not purchase any additional BOLI.

Other Real Estate Owned:

Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure. At the time of foreclosure these properties are acquired at fair value and subsequently carried at the lower of cost or fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount of the loan, the difference is recognized as a charge to the ACL. Further decreases to the estimated value will be recorded directly to the Consolidated Statements of Income. At December 31, 2023 and 2022, we did not hold any OREO.

Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets, recorded in Depreciation and amortization of bank premises and equipment in the Consolidated Statements of Income. For equipment and furniture the useful life is between 3 to 10 years.

As of December 31, 2023 and 2022, the Bank leased all branches and its executive offices. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Company a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Company is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Company’s borrowing levels. The Company carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2023, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2023 and 2022.

Income Taxes:

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax basis of the various balance sheet assets and liabilities. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards. A valuation allowance is recognized to reduce the potential deferred tax asset, if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized. Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount to recognize. An uncertain tax position is measured at the amount that management believes has a greater than 50% likelihood of realization upon settlement. The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition. The Company recognizes interest and penalties on income taxes in income tax expense.

Stock Compensation Plans:

The Company accounts for its stock-based compensation using a fair-value-based measurement method for share-based payment transactions with employees and directors. The Company measures the cost of employee and directors services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which the employee and directors are required to provide services in exchange for the award. The requisite service period is usually the vesting period, as such according to the terms of these awards, which generally provide for vesting upon retirement, the cost for these awards are fully recognized at the earlier of the retirement eligibility date or vesting date. Forfeitures are recorded in the period they occur.

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

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed at least quarterly. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For cash flow hedges, the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income or loss, net of tax, and subsequently reclassified into earnings when the hedged transaction effects earnings. For fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings on the same line as the hedged item. Changes in the fair value of derivatives are disclosed in the

Consolidated Statements of Cash Flows within operating activities in the line item Net (gain) loss from fair value adjustments on hedges. At December 31, 2023, our cash flow hedges have a maximum remaining term of 40 months.

For non-portfolio layer method fair value hedges, the hedge basis (the amount of the change in fair value) is added to (or subtracted from) the carrying amount of the hedged item. For portfolio layer method hedges, the hedge basis does not adjust the carrying value of the hedged item and is instead maintained on a closed portfolio basis. These basis adjustments would be allocated to the amortized cost of specific loans or available for sale securities within the pools if either of the hedges were de-designated.

Leases:

The Company determines whether an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we recognize operating right-of-use (“ROU”) leases in Right of use asset and operating lease liabilities in Operating lease liability on the Consolidated Statements of Financial Condition.

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

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of use assets (“ROU”) or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company’s operating lease expense for building and equipment rental totaled $8.7 million, $8.5 million, and $8.6 million and was recorded in Occupancy and equipment on the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 respectively. The Company’s operating lease expense for vehicles totaled $0.1 million and was recorded in Other Operating Expenses on the Consolidated Statements of Income for each of the years ended December 31, 2023, 2022, and 2021, respectively.

The Company has agreements that qualify as a short-term leases with expense totaling $0.2 million for each of the years ended December 31, 2023, 2022 and 2021, included in Professional services on the Consolidated Statements of Income. The Company’s variable lease payments, which include insurance and real estate tax expenses was recorded in Occupancy and equipment on the Consolidated Statements of Income and totaled $1.1 million at the year ended December 31, 2023, and 2021 and $1.0 million for the year ended December 31, 2022.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Comprehensive Income:

Comprehensive net income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes (i) unrealized gains and losses on securities available for sale and reclassification adjustments for realized gains and losses on securities available for sale; (ii) unrealized gains and losses on derivatives in cash flow hedge relationships and reclassifications of deferred gains and losses when the hedge item impacts earnings; (iii) adjustments to net periodic pension costs; and (iv) changes in the fair value of instrument-specific credit risk from the Company’s liabilities carried at fair value pursuant to the fair value option.

Segment Reporting:

Management views the Company as operating as a single unit, a community bank. Therefore, segment information is not provided.

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.1 million, $3.1 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, recorded in the Professional services in the Consolidated Statements of Income.

Earnings per Common Share:

Basic earnings per common share are computed by dividing net income (loss) available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such are included in the calculation of earnings per share. The Company’s unvested restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock unit awards. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding and other common stock equivalents during the period using the treasury stock method. Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

Earnings per common share have been computed based on the following, for the years ended December 31:

	2023	2022	2021

	(In thousands, except per share data)
Net income (loss), as reported	$28,664	$76,945	$81,793
Divided by:
Total weighted average common shares outstanding and common stock equivalents	29,925	30,823	31,550

Basic earnings per common share	$0.96	$2.50	$2.59
Diluted earnings per common share	$0.96	$2.50	$2.59
Dividend Payout ratio	91.7%	35.2%	32.4%

There were no options that were anti-dilutive for the years ended December 31, 2023, 2022, and 2021.

3. Loans and Allowance for Credit Losses

The composition of loans is as follows at December 31:

	2023	2022

	(In thousands)
Multi-family residential	$2,658,205	$2,601,384
Commercial real estate	1,958,252	1,913,040
One-to-four family ― mixed-use property	530,243	554,314
One-to-four family ― residential	220,213	241,246
Construction	58,673	70,951
Small Business Administration	20,205	23,275
Commercial business and other	1,452,518	1,521,548
Net unamortized premiums and unearned loan fees	9,590	9,011
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,907,899	6,934,769
Unallocated portfolio layer basis adjustments (1)	(949)	—
Total loans, net of fees and costs	$6,906,950	$6,934,769
(1)	This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under GAAP portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business and other loans, which totaled 88.3% and 87.2% of our gross loans at December 31, 2023 and 2022, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our allowance and provision for credit losses and to maintain an ACL as a percentage of total loans in excess of the allowance currently maintained. In addition to our loan portfolio, at December 31, 2023, we were servicing $46.7 million of loans for others.

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

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On December 31, 2023, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty.

The following tables show loan modifications made to borrowers experiencing financial difficulty during the periods indicated:

	For the year ended December 31, 2023
(Dollars in thousands)	Term Extension
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	3	$1,734	0.1%	Two loans extended Maturity to June 2025 (20 months). One loan extended Maturity to August 2024 (10 months).
Total	3	$1,734

	For the year ended December 31, 2023
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Small Business Administration	1	$1,488	7.3%	Provided twelve months payment deferral to be collected at maturity.
Total	1	$1,488

The following table shows the payment status of borrowers experiencing financial difficulty and for which a modification has occurred at December 31, 2023:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Small Business Administration	$—	$—	$1,488	$1,488
Commercial business and other	1,734	—	—	1,734
Total	$1,734	$—	$1,488	$3,222

The following tables show loans modified and classified as TDR under legacy GAAP during the periods indicated:

	For the year ended December 31, 2022
(Dollars in thousands)	Number	Balance	Modification description
Small Business Administration	1	$271	Loan amortization extension.
Commercial business and other	5	8,204	One loan received a below market interest rate and four loans had an amortization extension
Total	6	$8,475

	For the year ended December 31, 2021
(Dollars in thousands)	Number	Balance	Modification description
Commercial business and other	3	$702	Loan amortization extension.
Total	3	$702

The recorded investment of the loans modified and classified as TDR, presented in the tables above, were unchanged as there was no principal forgiven in these modifications.

The following table shows our recorded investment for loans classified as TDR under legacy GAAP at amortized cost that are performing according to their restructured terms at the periods indicated:

	December 31, 2022
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Multi-family residential	6	$1,673
Commercial real estate	1	7,572
One-to-four family - mixed-use property	4	1,222
One-to-four family - residential	1	253
Small Business Administration	1	242
Commercial business and other	3	855
Total performing	16	$11,817

The following tables show our recorded investment for loans classified as TDR under legacy GAAP at amortized cost that are not performing according to their restructured terms at the periods indicated.

	December 31, 2022
	Number	Amortized
(Dollars in thousands)	of contracts	Cost
Commercial business and other	2	$3,263
Total troubled debt restructurings that subsequently defaulted	2	$3,263

The Company did not have any loans classified as TDR at amortized cost that were not performing according to their restructured terms at December 31, 2021.

During the years ended December 31, 2022 and 2021 there were no defaults of TDR loans within 12 months of their modification date.

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for periods shown below:

	At or for the year ended December 31, 2023
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income (loss) recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,547	$3,640	$3,640	$2	$1,463
Commercial real estate	254	—	—	—	—
One-to-four family - mixed-use property	1,045	1,005	1,005	3	—
One-to-four family - residential	3,953	4,670	4,670	3	—
Small Business Administration	950	2,576	2,576	—	—
Commercial business and other	20,193	11,768	3,242	17	—
Total	$29,942	$23,659	$15,133	$25	$1,463

	At or for the year ended December 31, 2022
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income (loss) recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$2,652	$3,547	$3,547	$—	$—
Commercial real estate	640	254	254	—	—
One-to-four family - mixed-use property (1)	1,582	1,045	1,045	—	—
One-to-four family - residential	7,483	3,953	3,953	—	—
Small Business Administration	952	950	950	—	—
Construction	—	—	—	—	2,600
Commercial business and other (1)	1,945	20,193	3,291	171	—
Total	$15,254	$29,942	$13,040	$171	$2,600
(1)	Included in the above analysis are non-accrual performing TDR under legacy GAAP one-to-four family – mixed-use property totaling $0.3 million at December 31, 2022. Commercial business and other contains a non-accrual performing TDR totaling less than $0.1 million at December 31, 2022.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2023	2022	2021
(In thousands)
Interest income (loss) that would have been recognized had the loans performed in accordance with their original terms	$1,995	$2,309	$1,691
Less: Interest income (loss) included in the results of operations	25	746	620
Total foregone interest	$1,970	$1,563	$1,071

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loan at:

	At December 31, 2023
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$2,722	$539	$5,103	$8,364	$2,653,862	$2,662,226
Commercial real estate	8,090	1,099	—	9,189	1,950,435	1,959,624
One-to-four family - mixed-use property	1,708	124	1,005	2,837	530,247	533,084
One-to-four family - residential	1,715	—	4,670	6,385	215,134	221,519
Construction	—	—	—	—	58,261	58,261
Small Business Administration	—	—	2,576	2,576	17,769	20,345
Commercial business and other	420	1,061	7,585	9,066	1,443,774	1,452,840
Total	$14,655	$2,823	$20,939	$38,417	$6,869,482	$6,907,899

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.9 million related to loans hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

	At December 31, 2022
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Multi-family residential	$1,475	$1,787	$3,547	$6,809	$2,598,363	$2,605,172
Commercial real estate	2,561	—	254	2,815	1,912,083	1,914,898
One-to-four family - mixed-use property	3,721	—	797	4,518	552,777	557,295
One-to-four family - residential	2,734	—	3,953	6,687	235,793	242,480
Construction	—	—	2,600	2,600	68,224	70,824
Small Business Administration	329	—	950	1,279	21,914	23,193
Commercial business and other	7,636	16	10,324	17,976	1,502,931	1,520,907
Total	$18,456	$1,803	$22,425	$42,684	$6,892,085	$6,934,769

The following tables show the activity in the allowance for credit losses for the periods indicated:

	For the year ended December 31, 2023
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$17,471	$40,442
Charge-offs	—	(8)	—	(23)	—	(7)	(11,119)	(11,157)
Recoveries	2	—	1	52	—	248	42	345
Provision (benefit)	819	489	(266)	(262)	(103)	(813)	10,667	10,531
Ending balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161

	For the year ended December 31, 2022
			One-to-four	One-to-four				Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	medallion	other	Total
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135
Charge-offs	(208)	—	—	(20)	—	(1,053)	—	(2,067)	(3,348)
Recoveries	77	—	—	5	—	47	447	1,237	1,813
Provision (benefit)	1,498	1,026	120	132	75	1,995	(447)	443	4,842
Ending balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$—	$17,471	$40,442

	For the year ended December 31, 2021
			One-to-four	One-to-four				Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	medallion	other	Total
Beginning balance	$6,557	$8,327	$1,986	$869	$497	$2,251	$—	$24,666	$45,153
Charge-offs	(43)	(64)	(33)	—	—	—	(2,758)	(2,236)	(5,134)
Recoveries	10	—	133	157	—	34	1,457	224	2,015
Provision (benefit)	1,661	(1,105)	(331)	(242)	(311)	(1,076)	1,301	(4,796)	(4,899)
Ending balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135

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

The provision recorded in 2023 was primarily driven by fully reserving for two non-accrual business and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing economic uncertainty resulting from high and rising inflation including increasing interest rates. The benefit recorded in 2021 was primarily due to improving economic conditions. The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). During 2023 and 2022, the Company’s reasonable and supportable forecast and reversion period was two quarters and four quarters, respectively.

The following tables summarize the risk category of mortgage and commercial business loans by loan portfolio segments and class of loans by year of origination for the periods indicated:

	December 31, 2023
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2023	2022	2021	2020	2019	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$254,340	$465,069	$276,483	$215,561	$300,822	$1,099,271	$5,209	$—	$2,616,755
Watch	—	870	720	1,935	—	34,899	—	—	38,424
Special Mention	—	—	—	—	—	1,193	—	—	1,193
Substandard	—	—	—	—	—	5,854	—	—	5,854
Total Multi-family Residential	$254,340	$465,939	$277,203	$217,496	$300,822	$1,141,217	$5,209	$—	$2,662,226
Commercial Real Estate
Pass	$199,420	$322,446	$175,045	$147,871	$216,964	$862,641	$—	$—	$1,924,387
Watch	—	—	1,415	—	9,239	23,484	—	—	34,138
Special Mention	—	—	—	—	—	1,099	—	—	1,099
Total Commercial Real Estate	$199,420	$322,446	$176,460	$147,871	$226,203	$887,224	$—	$—	$1,959,624
Gross charge-offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
1-4 Family Mixed-Use Property
Pass	$22,852	$43,579	$41,604	$30,984	$60,308	$326,246	$—	$—	$525,573
Watch	—	—	—	—	233	4,777	—	—	5,010
Special Mention	—	—	—	—	720	564	—	—	1,284
Substandard	—	—	—	—	—	1,217	—	—	1,217
Total 1-4 Family Mixed-Use Property	$22,852	$43,579	$41,604	$30,984	$61,261	$332,804	$—	$—	$533,084
1-4 Family Residential
Pass	$6,289	$23,197	$8,451	$16,482	$36,779	$102,293	$7,424	$10,067	$210,982
Watch	—	507	270	—	1,561	695	—	1,130	4,163
Special Mention	—	—	—	—	—	—	—	169	169
Substandard	—	—	—	—	—	5,737	—	468	6,205
Total 1-4 Family Residential	$6,289	$23,704	$8,721	$16,482	$38,340	$108,725	$7,424	$11,834	$221,519
Gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23
Construction
Pass	$5,809	$3	$5,793	$—	$—	—	$46,656	$—	$58,261
Total Construction	$5,809	$3	$5,793	$—	$—	$—	$46,656	$—	$58,261
Small Business Administration
Pass	$1,984	$3,283	$2,883	$3,443	$606	$2,121	$—	$—	$14,320
Watch	—	—	—	—	47	2,847	—	—	2,894
Special Mention	—	—	—	—	—	348	—	—	348
Substandard	—	—	1,627	—	—	1,156	—	—	2,783
Total Small Business Administration	$1,984	$3,283	$4,510	$3,443	$653	$6,472	$—	$—	$20,345
Gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial Business
Pass	$115,740	$116,452	$53,315	$31,637	$30,913	$53,289	$244,143	$—	$645,489
Watch	342	9,792	3,822	2,426	14,483	18,495	8,582	—	57,942
Special Mention	—	—	—	—	25	—	495	—	520
Substandard	14,642	2,399	4,158	—	93	12,906	2,982	—	37,180
Doubtful	462	—	—	—	—	—	3,903	—	4,365
Total Commercial Business	$131,186	$128,643	$61,295	$34,063	$45,514	$84,690	$260,105	$—	$745,496
Gross charge-offs	$40	$—	$1,675	$—	$28	$10	$9,267	$—	$11,020
Commercial Business - Secured by RE
Pass	$36,993	$176,825	$130,608	$106,545	$38,846	$139,025	$—	$—	$628,842
Watch	9,730	311	—	—	586	51,759	—	—	62,386
Special Mention	—	—	—	—	14,892	1,002	—	—	15,894
Total Commercial Business - Secured by RE	$46,723	$177,136	$130,608	$106,545	$54,324	$191,786	$—	$—	$707,122
Other
Pass	$—	$—	$—	$—	$—	$133	$89	$—	$222
Total Other	$—	$—	$—	$—	$—	$133	$89	$—	$222
Gross charge-offs	$—	$—	$—	$—	$—	$99	$—	$—	$99
Total by Loan Type
Total Pass	$643,427	$1,150,854	$694,182	$552,523	$685,238	$2,585,019	$303,521	$10,067	$6,624,831
Total Watch	10,072	11,480	6,227	4,361	26,149	136,956	8,582	1,130	204,957
Total Special Mention	—	—	—	—	15,637	4,206	495	169	20,507
Total Substandard	14,642	2,399	5,785	—	93	26,870	2,982	468	53,239
Total Doubtful	462	—	—	—	—	—	3,903	—	4,365
Total Loans (1)	$668,603	$1,164,733	$706,194	$556,884	$727,117	$2,753,051	$319,483	$11,834	$6,907,899
Total Gross charge-offs	$40	$—	$1,675	$—	$28	$147	$9,267	$—	$11,157

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.9 million related to loans hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

Included within net loans as of December 31, 2023 and 2022, was $4.8 million and $5.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

The following table presents types of collateral-dependent loans by class of loan which were individually evaluated for impairment:

	Collateral Type
	December 31, 2023		December 31, 2022
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$3,640	$—	$3,547	$—
Commercial real estate	—	—	254	—
One-to-four family - mixed-use property	1,005	—	1,045	—
One-to-four family - residential	4,670	—	3,953	—
Small Business Administration	—	2,576	—	950
Commercial business and other	—	11,768	2,853	17,340
Total	$9,315	$14,344	$11,652	$18,290

For collateral dependent loans, the Company has adopted the practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

Off-Balance Sheet Credit Losses

Also included within scope of the current expected credit losses (“CECL”) standard are off-balance sheet loan commitments, which includes the unfunded portion of committed lines of credit and commitments “in-process”. Commitments “in‐process” reflect loans not on the Company’s books but rather negotiated loan / line of credit terms and rates that the Company has offered to customers and is committed to honoring. In reference to “in‐process” credits, the Company defines an unfunded commitment as a credit that has been offered to and accepted by a borrower, which has not closed and by which the obligation is not unconditionally cancellable.

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

At December 31, 2023 and 2022, allowance for off-balance-sheet credit losses was $1.1 million and $1.0 million, respectively, which is included in the “Other liabilities” on the Consolidated Statements of Financial Condition. During the year ended December 31, 2023, 2022 and 2021 the Company has $0.1 million, ($0.2) million and ($0.6) million, respectively, in credit loss (benefit) provision for off-balance-sheet items, which are included in “Other operating expenses” on the Consolidated Statements of Income.

The following table presents the activity in the allowance for off balance sheet credit losses:

	For the year ended December 31,
	2023	2022	2021

	(In thousands)
Balance at beginning of period	$970	$1,209	$1,815
Provision (benefit)	132	(239)	(606)
Allowance for Off-Balance Sheet - Credit losses	$1,102	$970	$1,209

4. Loans held for sale

At December 31, 2023 and 2022, the Company did not have any loans held for sale.

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

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Commercial	2	$2,000	$—	$—
Total	2	$2,000	$—	$—

Delinquent and non-performing loans
Multi-family residential	7	$3,622	$—	$69
Commercial	3	$1,867	$(8)	$—
One-to-four family - mixed-use property	3	1,553	—	39
Total	13	$7,042	$(8)	$108

	For the year ended December 31, 2022
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Multi-family residential	5	$20,818	$—	$—
Commercial	1	4,312	—	—
Total	6	$25,130	$—	$—

Delinquent and non-performing loans
Multi-family residential	2	$646	$—	$14
Commercial	3	$5,690	$—	$100
One-to-four family - mixed-use property	2	527	—	5
Total	7	$6,863	$—	$119

	For the year ended December 31, 2021
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Delinquent and non-performing loans
Multi-family residential	13	$14,269	$(43)	$112
Commercial	4	7,380	(64)	104
One-to-four family - mixed-use property	16	6,983	(14)	119
Total	33	$28,632	$(121)	$335

5. Other Real Estate Owned

The Company did not have any OREO during 2023, 2022 and 2021.

6. Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2023:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,155	$58,697	$—	$(7,458)
Total municipals	66,155	58,697	—	(7,458)

FNMA	7,855	7,058	—	(797)
Total mortgage-backed securities	7,855	7,058	—	(797)
Total before allowance for credit losses	74,010	$65,755	$—	$(8,255)

Allowance for credit losses	(1,087)
Total	$72,923

The following table summarizes the Company’s portfolio of securities held-to-maturity at December 31, 2022:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,936	$55,561	$—	$(11,375)
Total municipals	66,936	55,561	—	(11,375)

FNMA	7,875	6,989	—	(886)
Total mortgage-backed securities	7,875	6,989	—	(886)
Total before allowance for credit losses	74,811	$62,550	$—	$(12,261)

Allowance for credit losses	(1,100)
Total	$73,711

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2023:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$82,548	$81,734	$123	$(937)
Corporate	173,184	155,449	—	(17,735)
Mutual funds	11,660	11,660	—	—
Collateralized loan obligations	269,600	270,129	1,215	(686)
Other	1,437	1,437	—	—
Total other securities	538,429	520,409	1,338	(19,358)
REMIC and CMO	160,165	133,574	—	(26,591)
GNMA	12,402	10,665	3	(1,740)
FNMA	155,995	135,074	14	(20,935)
FHLMC	89,427	75,031	—	(14,396)
Total mortgage-backed securities	417,989	354,344	17	(63,662)
Total Securities excluding portfolio layer adjustments	956,418	874,753	1,355	(83,020)
Unallocated portfolio layer basis adjustments (1)	(2,254)	n/a	—	(2,254)
Total securities available for sale	$954,164	$874,753	$1,355	$(80,766)

(1) Represents the amount of portfolio layer method basis adjustments related to available for sale (“AFS”) securities hedged in a closed portfolio. Under GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses for the individual securities being hedged. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2022:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$83,720	$81,103	$2	$(2,619)
Corporate	146,430	131,766	—	(14,664)
Mutual funds	11,211	11,211	—	—
Collateralized loan obligations	129,684	125,478	—	(4,206)
Other	1,516	1,516	—	—
Total other securities	372,561	351,074	2	(21,489)
REMIC and CMO	175,712	148,414	—	(27,298)
GNMA	9,193	7,317	3	(1,879)
FNMA	172,690	148,265	—	(24,425)
FHLMC	96,725	80,287	—	(16,438)
Total mortgage-backed securities	454,320	384,283	3	(70,040)
Total securities available for sale	$826,881	$735,357	$5	$(91,529)

The corporate securities held by the Company at December 31, 2023 and 2022 are issued by U.S. banking institutions. The CMOs held by the Company at December 31, 2023 and 2022 are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at December 31, 2023, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$66,155	$58,697
Total other securities	66,155	58,697
Mortgage-backed securities	7,855	7,058
	74,010	65,755

Allowance for credit losses	(1,087)	n/a
Total securities held-to-maturity	$72,923	$65,755

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$59,979	$59,485
Due after one year through five years	105,056	99,599
Due after five years through ten years	222,684	209,728
Due after ten years	139,050	139,937
Total other securities	526,769	508,749
Mutual funds	11,660	11,660
Mortgage-backed securities	417,989	354,344
Total securities available for sale (1)	$956,418	$874,753

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.3 million related to AFS securities hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	At December 31, 2023
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$58,697	$(7,458)	$—	$—	$58,697	$(7,458)
Total other securities	3	58,697	(7,458)	—	—	58,697	(7,458)

FNMA	1	7,058	(797)	—	—	7,058	(797)
Total mortgage-backed securities	1	7,058	(797)	—	—	7,058	(797)

Total	4	$65,755	$(8,255)	$—	$—	$65,755	$(8,255)

Available for sale securities (1)
U.S. government agencies	8	$74,517	$(937)	$2,517	$(7)	$72,000	$(930)
Corporate	26	155,449	(17,735)	25,428	(1,318)	130,021	(16,417)
CLO	17	120,609	(686)	—	—	120,609	(686)
Total other securities	51	350,575	(19,358)	27,945	(1,325)	322,630	(18,033)

REMIC and CMO	46	133,312	(26,591)	—	—	133,312	(26,591)
GNMA	7	10,466	(1,740)	3,867	(34)	6,599	(1,706)
FNMA	44	133,394	(20,935)	2,044	(1)	131,350	(20,934)
FHLMC	18	75,031	(14,396)	—	—	75,031	(14,396)
Total mortgage-backed securities	115	352,203	(63,662)	5,911	(35)	346,292	(63,627)
Total	166	$702,778	$(83,020)	$33,856	$(1,360)	$668,922	$(81,660)

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.3 million related to AFS securities hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

	At December 31, 2022
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$55,561	$(11,375)	$55,561	$(11,375)	$—	$—
Total other securities	3	55,561	(11,375)	55,561	(11,375)	—	—

FNMA	1	6,989	(886)	6,989	(886)	—	—
Total mortgage-backed securities	1	6,989	(886)	6,989	(886)	—	—

Total	4	$62,550	$(12,261)	$62,550	$(12,261)	$—	$—

Available for sale securities
U.S. government agencies	7	$77,856	$(2,619)	$77,059	$(2,517)	$797	$(102)
Corporate	20	131,766	(14,664)	45,447	(3,553)	86,319	(11,111)
CLO	19	125,478	(4,206)	95,518	(2,916)	29,960	(1,290)
Total other securities	46	335,100	(21,489)	218,024	(8,986)	117,076	(12,503)

REMIC and CMO	47	148,120	(27,298)	40,911	(3,457)	107,209	(23,841)
GNMA	8	7,133	(1,879)	64	—	7,069	(1,879)
FNMA	47	148,229	(24,425)	38,296	(3,871)	109,933	(20,554)
FHLMC	18	80,287	(16,438)	24,838	(2,397)	55,449	(14,041)
Total mortgage-backed securities	120	383,769	(70,040)	104,109	(9,725)	279,660	(60,315)
Total	166	$718,869	$(91,529)	$322,133	$(18,711)	$396,736	$(72,818)

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2023 and December 31, 2022. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All of these securities are rated investment grade or above and have a long history of no credit losses. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at December 31, 2023 and 2022 as part of its quarterly ACL process, resulting in an allowance for credit losses of $1.1 million at both December 31, 2023 and 2022.

Accrued interest receivable on held-to-maturity debt securities totaled $0.1 million at both December 31, 2023 and 2022 and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $7.1 million and $3.7 million at December 31, 2023 and 2022 respectively.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

	For the year ended December 31,
	2023	2022	2021

Beginning balance	$1,100	$862	$907
Provision (benefit)	(13)	238	(45)
Allowance for credit losses	$1,087	$1,100	$862

The Company did not have any allowance for credit losses for available for sale securities for the year ended December 31, 2023 and 2022.

The Company sold available for sale securities with carrying values at the time of sale totaling $84.2 million, and $45.0 million during the years ended December 31, 2022, and 2021, respectively. The Company did not sell any available for sale securities during the year ended December 31, 2023. The Company purchased mortgage-backed available for sale securities totaling $5.4 million, $56.6 million, and $340.8 million during the years ended December 31, 2023, 2022, and 2021, respectively.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the year ended December 31,
	2023	2022	2021

	(In thousands)
Gross gains from the sale of securities	$—	$—	$123
Gross losses from the sale of securities	—	(10,948)	(10)
Net gain (loss) from the sale of securities	$—	$(10,948)	$113

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $26.5 million and $24.3 million at December 31, 2023 and 2022, respectively.

7. Bank Premises and Equipment, net

Bank premises and equipment are as follows at December 31:

	2023	2022

	(In thousands)
Leasehold improvements	$50,976	$46,992
Equipment and furniture	34,285	32,793
Total	85,261	79,785
Less: Accumulated depreciation and amortization	63,988	58,035
Bank premises and equipment, net	$21,273	$21,750

8. Deposits

Total deposits at the periods shown and the weighted average rate on deposits at December 31, 2023, are as follows:

			Weighted
			Average
	December 31,	December 31,	Rate
	2023	2022	2023 (1)

Interest-bearing deposits:	(Dollars in thousands)
Certificate of deposit accounts	$2,311,290	$1,526,338	4.51%
Savings accounts	108,605	143,641	0.45
Money market accounts	1,726,404	2,099,776	3.91
NOW accounts	1,771,164	1,746,190	3.58
Total interest-bearing deposits	5,917,463	5,515,945
Non-interest bearing demand deposits	847,416	921,238
Total due to depositors	6,764,879	6,437,183
Mortgagors' escrow deposits	50,382	48,159	0.25
Total deposits	$6,815,261	$6,485,342

(1) The weighted average rate does not reflect the benefit of interest rate swaps.

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificate of deposit) was $497.4 million and $377.4 million at December 31, 2023 and 2022, respectively. The aggregate amount of brokered deposits was $1,102.0 million and $856.3 million at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, reciprocal deposits totaled $760.3 million and $659.5 million, respectively.

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

At December 31, 2023, government deposits totaled $1,587.9 million, of which $642.6 million were IntraFi Network deposits and $945.3 million were collateralized by $177.0 million in securities and $1,118.7 million of letters of credit. At December 31, 2022, government deposits totaled $1,653.3 million, of which $604.8 million were IntraFi

Network deposits and $1,048.5 million were collateralized by $155.7 million in securities and $1,073.7 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2023	2022	2021

	(In thousands)
Certificate of deposit accounts	$64,844	$12,547	$7,340
Savings accounts	520	211	255
Money market accounts	58,898	19,039	7,271
NOW accounts	64,191	15,353	5,453
Total due to depositors	188,453	47,150	20,319
Mortgagors' escrow deposits	202	135	5
Total interest expense on deposits	$188,655	$47,285	$20,324

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2023	2022

	(In thousands)
Within 12 months	$2,210,586	$859,546
More than 12 months to 24 months	89,816	599,809
More than 24 months to 36 months	2,115	64,353
More than 36 months to 48 months	4,733	1,025
More than 48 months to 60 months	2,898	298
More than 60 months	1,142	1,307
Total certificate of deposit accounts	$2,311,290	$1,526,338

9. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2023		2022
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
FHLB-NY advances - fixed rate:
Due in 2023	$—	—	$815,501	4.08
Due in 2024	145,750	5.53	—	—
Due in 2025	14,675	4.90	—	—
Due in 2026	108,244	4.71	—	—
Due in 2027	185,017	4.63	—	—
Due in 2028	27,115	3.83	—	—
Total FHLB-NY advances	480,801	4.88	815,501	4.08

Other Borrowings:
Due in 2024	125,000	4.99	—	—

Subordinated debentures
Due in 2031	123,700	3.51	123,285	3.52
Due in 2032	63,930	6.52	63,680	6.54
Total Subordinated debentures	187,630	4.53	186,965	4.55

Junior subordinated debentures - adjustable rate due in 2037	47,850	9.14	50,507	7.44

Total borrowings	$841,281	5.06%	$1,052,973	4.32%

FHLB-NY Advances

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings original terms range from one week to five years.

At December 31, 2023, the Company has borrowing availability totaling $3,808.6 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit. At December 31, 2023, we pledged real estate loans totaling $5.4 billion as collateral. As of December 31, 2023, the Company had $1,599.5 million outstanding in combined balances of FHLB-NY advances and letters of credit.

Other Borrowings

At December 31, 2023, the Company also has unsecured lines of credit with other commercial banks totaling $1,103.0 million, with $25.0 million outstanding. Additionally, at December 31, 2023 the Company had a secured borrowing totaling $100.0 million with the Federal Reserve.

Subordinated Debentures

Subordinated debt totaled $187.6 million at December 31, 2023, which included $2.4 million of unamortized debt issuance costs. These costs are being amortized to interest expense using the level yield method through the first call date of the subordinated debt.

The following table shows the terms of the subordinated debt issued by the Holding Company which is outstanding at December 31, 2023:

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

Junior Subordinated Debentures

The Holding Company has three trusts formed under the laws of the State of Delaware for the purpose of issuing capital and common securities, and investing the proceeds thereof in junior subordinated debentures of the Holding Company. Each of these trusts issued $20.6 million of securities which had a fixed-rate for the first five years, after which they reset quarterly based on a spread over 3-month Secured Overnight Financing Rate (“SOFR”). The securities were first callable at par after five years, and pay cumulative dividends. The Holding Company has guaranteed the payment of these trusts’ obligations under their capital securities. The terms of the junior subordinated debentures are the same as those of the capital securities issued by the trusts. The junior subordinated debentures issued by the Holding Company are carried at fair value in the consolidated financial statements.

The table below shows the terms of the securities issued by the trusts which is outstanding at December 31, 2023.

	Flushing Financial	Flushing Financial	Flushing Financial
	Capital Trust II	Capital Trust III	Capital Trust IV
Issue Date	June 20, 2007	June 21, 2007	July 3, 2007
Initial Rate	7.14%	6.89%	6.85%
First Reset Date	September 1, 2012	June 15, 2012	July 30, 2012
Spread over 3-month SOFR	1.41%	1.44%	1.42%
Spread Adjustment	0.26%	0.26%	0.26%
Maturity Date	September 1, 2037	September 15, 2037	July 30, 2037

The consolidated financial statements do not include the securities issued by the trusts, but rather include the junior subordinated debentures of the Holding Company. The interest rate on junior subordinated debt was adjusted in 2023 with the cessation of the publication of 3-month LIBOR to 3-month CME Term SOFR adjusted for relevant spread adjustment.

10. Income Taxes

The Company and its subsidiaries are subject to income tax within U.S. federal, New York, New York City, and various other state and local jurisdictions. The Company is undergoing examinations of New York City income tax returns for years ending December 31, 2015 through 2017 and New York State income tax returns for years ending December 31, 2017 through 2019. The New York State examination of tax years 2015 through 2016 was closed in 2022. The Company remains subject to examination for its federal and various other states income tax returns for the years ending on or after December 31, 2020.

Income tax provisions are summarized as follows for the years ended December 31:

	2023	2022	2021

	(In thousands)
Federal:
Current	$4,904	$17,565	$21,206
Deferred	2,681	4	(1,128)
Total federal tax provision	7,585	17,569	20,078
State and Local:
Current	2,544	10,198	8,004
Deferred	1,040	140	(597)
Total state and local tax provision	3,584	10,338	7,407
Total provision for income taxes	$11,169	$27,907	$27,485

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 28.0%, 26.6%, and 25.2% for the years ended December 31, 2023, 2022, and 2021, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2023		2022		2021

	(Dollars in thousands)
Taxes at federal statutory rate	$8,365	21.0%	$22,019	21.0%	$22,948	21.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	2,831	7.1	8,167	7.8	6,865	6.3
Tax exempt income, net	(1,079)	(2.7)	(2,083)	(2.0)	(1,150)	(1.0)
Other	1,052	2.6	(196)	(0.2)	(1,178)	(1.1)
Taxes at effective rate	$11,169	28.0%	$27,907	26.6%	$27,485	25.2%

The components of the net deferred tax assets are as follows at December 31:

	2023	2022

	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans	$12,475	$12,528
Net unrealized losses on securities available for sale*	24,667	28,418
Operating lease liabilities	12,680	14,289
Accrued compensation	7,882	8,709
Stock based compensation	3,140	3,171
Depreciation	2,711	2,462
Derivative adjustments	445	2,030
Pension and post-retirement benefits	2,044	2,126
Other allowances	3,609	1,185
Acquisition fair value marks	637	960
Net operating losses	491	257
Net unrealized losses on pension and post-retirement benefits*	172	124
Other	1,482	989
Deferred tax assets	72,435	77,248

Deferred tax liabilities:
Right of use assets	12,287	13,410
Net unrealized gains on cash flow hedges*	6,667	11,429
Deferred loan fees, net	3,819	3,930
Fair value adjustments	3,110	2,314
Net unrealized gains on entity specific fair value*	747	672
Other	660	24
Deferred tax liabilities	27,290	31,779

Net deferred tax asset included in other assets	$45,145	$45,469

*Represents the amount of deferred taxes recorded in accumulated other comprehensive loss.

At December 31, 2023, after considering all available positive and negative evidence, management concluded that a valuation allowance against deferred tax assets was not necessary because it is more likely than not that these tax benefits will be fully realized in future periods. While management continues to evaluate the need for a valuation allowance prospectively, it is not expected that a valuation allowance will be required based upon projected profitability.

At December 31, 2023 and 2022, the Company had no material unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

11. Stock-Based Compensation

For the years ended December 31, 2023, 2022, and 2021, the Company’s net income, as reported, includes $5.3 million, $6.2 million, and $7.9 million, respectively, of stock-based compensation costs as recorded in salaries and employee benefits on the Consolidated Statements of Income, including the benefit or expense of phantom stock awards, and $1.5 million, $1.6 million, and $2.0 million, respectively, of income tax benefits related to the stock-based compensation plans.

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the issuance of 1,100,000 shares. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan (the “Amendment”) authorizing an additional 672,000 shares available for future issuance. In addition, to increasing the number of shares for future grants, the Amendment eliminated, in the case of stock options and SARs, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. On May 18, 2021, stockholders approved an additional 1,100,000 shares available for future issuance. Including the additional shares authorized from the Amendment, 746,910 shares were available for future issuance under the 2014 Omnibus Plan at December 31, 2023. To fund restricted stock unit awards or option exercises, shares are issued from treasury stock, if available; otherwise, new shares are issued. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2014 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of December 31, 2023, PRSU’s granted in 2023 are being accrued at target, PRSU’s granted in 2022 are being accrued at below target and PRSU’s granted in 2021 are accrued at above target. The different levels of accrual are commensurate with the projected Company’s performance for the respective grant.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method. There were 235,850, 212,811, and 238,985 RSU's granted for the years ended December 31, 2023, 2022, and 2021, respectively, and 79,050, 63,250, and 94,185 PRSU’s granted for the year ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the year ended December 31, 2023:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31, 2022	275,588	$22.30	68,800	$20.90
Granted	235,850	19.84	79,050	19.99
Vested	(228,292)	21.19	(70,280)	20.79
Forfeited	(2,985)	22.15	—	—
Non-vested at December 31, 2023	280,161	$21.14	77,570	$20.08

Vested but unissued at December 31, 2023	259,003	$20.79	127,290	$20.08

As of December 31, 2023, there was $4.1 million of total unrecognized compensation cost related to RSU and PRSU awards granted under the 2014 Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of awards vested for the years ended December 31, 2023, 2022, and 2021 were $5.8 million, $7.6 million, and $5.9 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. The vested but unissued PRSU awards consist of awards made to employees who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2023:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2022	158,410	$19.38
Granted	23,665		$17.38
Distributions	(1,228)		$16.95
Outstanding at December 31, 2023	180,847	$16.48
Vested at December 31, 2023	180,847	$16.48

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of ($0.3) million, ($0.6) million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The total fair value of distributions from the phantom stock plan were $21,000, $23,000, and $52,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial			Prior Service
	(Gain) Loss			Cost (Credit)			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021

	(In thousands)
Employee Retirement Plan	$3,978	$3,944	$1,414	$—	$—	$—	$3,978	$3,944	$1,414
Other Postretirement Benefit Plans	(2,268)	(2,512)	932	—	—	(27)	(2,268)	(2,512)	905
Outside Directors Plan	(1,158)	(1,034)	(440)	—	—	—	(1,158)	(1,034)	(440)
Total	$552	$398	$1,906	$—	$—	$(27)	$552	$398	$1,879

Employee Retirement Plan:

The Company has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. At December 31, 2023 and 2022, the Bank's Retirement Plan is invested 100% in fixed income funds. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2023, 2022, and 2021. Net pension (benefit) expense is recorded in salaries and employee benefits on the Consolidated Statements of Income. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2023	2022

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$17,172	$22,109
Interest cost	812	553
Actuarial (gain) loss	199	(4,243)
Benefits paid	(1,151)	(1,247)
Projected benefit obligation at end of year	17,032	17,172

Change in plan assets:
Market value of assets at beginning of year	19,065	26,059
Actual return on plan assets	1,306	(5,747)
Benefits paid	(1,151)	(1,247)
Market value of plan assets at end of year	19,220	19,065

Accrued pension asset included in other assets	$2,188	$1,893

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2023	2022
Weighted average discount rate	4.73%	4.93%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2023 and 2022 were based on the Pri-2012 Total Dataset with Scale MP-2021.

The components of the net pension (benefit) expense for the Retirement Plan are as follows for the years ended December 31:

	2023	2022	2021

	(in thousands)
Interest cost	$812	$553	$512
Amortization of unrecognized (gain) loss	—	5	488
Expected return on plan assets	(1,109)	(1,031)	(1,096)
Net pension (benefit) expense	(297)	(473)	(96)

Current year actuarial (gain) loss	34	2,535	127
Amortization of actuarial (gains) losses	—	(5)	(488)
Total recognized in other comprehensive (income) loss	34	2,530	(361)
Total recognized in net pension (benefit) expense and other comprehensive (income) loss	$(263)	$2,057	$(457)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2023	2022	2021
Weighted average discount rate	4.93%	2.58%	2.18%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	4.75%	4.25%	4.75%

The following benefit payments are expected to be paid by the Retirement Plan for the years ending December 31:

Future Benefit
Payments
(In thousands)
2024	$1,247
2025	1,238
2026	1,237
2027	1,239
2028	1,232
2029-2033	6,052

The long-term rate of return on assets assumption was set based on historical returns earned by fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Fixed income securities were assumed to earn real rates of return in the ranges of 3-5%. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 4.75% for 2023.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2023	2022
Debt securities	100%	100%

At December 31, 2023, Plan assets are invested in a diversified mix of fixed income funds.

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

The Company does not expect to make a contribution to the Retirement Plan in 2024.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2023	2022

	(In thousands)
Pooled Separate Accounts
Long duration bond fund (a)	$4,842	$4,596
Long corporate bond fund (b)	3,907	3,754
Prudential short term (c)	363	262
Mutual Fund
Investment grade bond fund (d)	10,108	10,453

Total	$19,220	$19,065
a.	Comprised of fixed income securities with durations of longer than six years that seek to maximize total return consistent with the preservation of capital and prudent investment management.
b.	Comprised of corporate bonds with an average duration within 0.25 years of the benchmark and its average credit quality is no lower than BBB. The fund seeks to outperform the Bloomberg Barclays Long Corporate Bond Index.
c.	Comprised of money market instruments with an emphasis on safety and liquidity.
d.	Comprised of high quality corporate bonds diversified broadly across industries, issuers and regions. The funds primary benchmark is the Bloomberg Barclays U.S. Credit Index.

The fair value of the mutual fund is determined daily using quoted market prices in an open market (level 1). The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2023 and 2022. These are measured at net asset value under the practical expedient with future redemption dates.

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

Other Postretirement Benefit Plans:

The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees hired prior to January 1, 2011, who were full-time permanent employees with at least five years of service, and their spouses. Effective January 1, 2011, the Postretirement Plans are no longer available for new hires. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees were required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits are not available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. Net postretirement (benefit) expense is recorded in salaries and employee benefits on the Consolidated Statements of Income. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2023, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2023	2022

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$7,851	$10,853
Service cost	158	269
Interest cost	381	277
Actuarial (gain) loss	6	(3,444)
Benefits paid	(124)	(104)
Projected benefit obligation at end of year	8,272	7,851

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	124	104
Benefits paid	(124)	(104)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$8,272	$7,851

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2023	2022
Discount rate	4.73%	4.93%
Rate of increase in health care costs
Initial	7.50%	7.50%
Ultimate (year 2090)	4.54%	4.44%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2023 and 2022 were based on the Pri-2012 with Scale MP-2021.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2023	2022	2021

	(In thousands)
Service cost	$158	$269	$293
Interest cost	381	277	233
Amortization of unrecognized (gain) loss	(238)	—	30
Amortization of past service credit	—	(27)	(85)
Net postretirement benefit expense	301	519	471

Current year actuarial gain (loss)	6	(3,444)	(370)
Amortization of actuarial (gain) loss	238	—	(31)
Amortization of prior service credit	—	27	85
Total recognized in other comprehensive income (loss)	244	(3,417)	(316)
Total recognized in net postretirement (benefit) expense and other comprehensive income (loss)	$545	$(2,898)	$155

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2023	2022	2021
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	4.93%	2.58%	2.18%
Rate of increase in health care costs
Initial	7.50%	7.50%	7.50%
Ultimate (year 2090)	4.44%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2024	$255
2025	297
2026	347
2027	399
2028	414
2029-2033	2,751

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”) under, which at the discretion of the Company’s Board of Directors, a contribution is made. Employees hired after December 31, 2019 are not eligible to receive DCRP and PSP contributions. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the

Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee’s first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $3.4 million, $4.7 million, and $7.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $18.9 million and $16.4 million at December 31, 2023 and 2022, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.5 million for each of the years 2023, 2022 and 2021.

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, an eligible non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $2.0 million and $1.9 million at December 31, 2023 and 2022, respectively. Net pension (benefit) expense is recorded in other operating expense on the Consolidated Statements of Income. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2023	2022

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,302	$2,010
Service cost	8	11
Interest cost	59	48
Actuarial (gain) loss	(285)	(623)
Benefits paid	(68)	(144)
Projected benefit obligation at end of year	1,016	1,302

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	68	144
Benefits paid	(68)	(144)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$1,016	$1,302

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2023	2022	2021

	(In thousands)
Service cost	$8	$11	$16
Interest cost	59	48	46
Amortization of unrecognized (gain) loss	(161)	(29)	(18)
Net pension expense (income)	(94)	30	44

Current actuarial (gain) loss	(285)	(623)	(184)
Amortization of actuarial gain (loss)	161	29	18
Total recognized in other comprehensive income (loss)	(124)	(594)	(166)
Total recognized in net pension (benefit) expense and other comprehensive income (loss)	$(218)	$(564)	$(122)

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2023	2022	2021
Weighted average discount rate for the benefit obligation	4.73%	4.93%	2.58%
Weighted average discount rate for periodic pension benefit expense	4.93%	2.58%	2.18%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2024	$124
2025	96
2026	96
2027	96
2028	96
2029 - 2033	444

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2023 and 2022, the Bank’s liquidation account was $0.3 million and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2023, the Bank had $29.7 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

The amount of dividends the Holding Company can declare and pay is generally limited to its net profits for the preceding year less dividends paid during that period. In addition, dividends paid by the Holding Company would be prohibited if the effect thereof would cause the Holding Company’s capital to be reduced below applicable minimum capital requirements.

Treasury Stock Transactions:

The Holding Company repurchased 786,498 common shares at an average cost of $14.59 and 1,253,725 common shares at an average cost of $21.73 during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, 807,964 shares remained subject to repurchase under the authorized stock repurchase program. Stock will be purchased under the authorized stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Loss:

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2023	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

Other comprehensive income (loss) before reclassifications, net of tax	8,362	6,943	170	165	15,640
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(17,527)	(276)	—	(17,803)
Net current period other comprehensive income (loss), net of tax	8,362	(10,584)	(106)	165	(2,163)
Ending balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2022	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income (loss) before reclassifications, net of tax	(64,381)	23,812	1,043	(763)	(40,289)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	7,547	2,974	(36)	—	10,485
Net current period other comprehensive income (loss), net of tax	(56,834)	26,786	1,007	(763)	(29,804)
Ending balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2021	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$1,290	$(17,521)	$(1,884)	$1,849	$(16,266)

Other comprehensive income (loss) before reclassifications, net of tax	(7,484)	8,819	319	427	2,081
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(78)	7,296	283	—	7,501
Net current period other comprehensive income (loss), net of tax	(7,562)	16,115	602	427	9,582
Ending balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the year ended December 31, 2023
Details about Accumulated Other	Amounts Reclassified from		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$25,424		Interest expense
	(7,897)		Provision for income taxes
	$17,527

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$399	(1)	Other operating expense
	(123)		Provision for income taxes
	$276

For the year ended December 31, 2022
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities:
	$(10,948)		Net gain (loss) on sale of securities
	3,401		Provision for income taxes
$(7,547)

Cash flow hedges:
Interest rate swaps benefit (expense)	$(4,341)		Interest expense
	1,367		Provision for income taxes
$(2,974)

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$24	(1)	Other operating expense
Prior service credits benefit (expense)	27	(1)	Other operating expense
	51		Total before tax
	(15)		Provision for income taxes
$36

For the year ended December 31, 2021
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities:
	$113		Net gain (loss) on sale of securities
	(35)		Provision for income taxes
$78

Cash flow hedges:
Interest rate swaps benefit (expense)	$(10,623)		Interest expense
	3,327		Provision for income taxes
$(7,296)

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$(500)	(1)	Other operating expenses
Prior service credits benefit (expense)	85	(1)	Other operating expenses
	(415)		Total before tax
	132		Provision for income taxes
$(283)

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 (“Pension and Other Postretirement Benefit Plans”) for additional information.

14. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. As of December 31, 2023, the Bank continued to be categorized as “well-capitalized” under the prompt corrective action regulations and continued to exceed all regulatory capital requirements. The Bank is also required to comply with a Capital Conservation Buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.5%. The CCB for the Bank at December 31, 2023 and 2022 was 4.81% and 6.37%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$825,104	9.47%	$915,628	10.56%
Requirement to be well-capitalized	435,792	5.00	433,667	5.00
Excess	389,312	4.47	481,961	5.56

Common Equity Tier I risk-based capital:
Capital level	$825,104	12.22%	$915,628	13.79%
Requirement to be well-capitalized	438,878	6.50	431,734	6.50
Excess	386,226	5.72	483,894	7.29

Tier I risk-based capital:
Capital level	$825,104	12.22%	$915,628	13.79%
Requirement to be well-capitalized	540,157	8.00	531,365	8.00
Excess	284,947	4.22	384,263	5.79

Total risk-based capital:
Capital level	$864,999	12.81%	$954,457	14.37%
Requirement to be well-capitalized	675,196	10.00	664,206	10.00
Excess	189,803	2.81	290,251	4.37

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2023, the Holding Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Holding Company at December 31, 2023 and 2022 was 4.93% and 5.25%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2023		December 31, 2022
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$737,732	8.47%	$746,880	8.61%
Requirement to be well-capitalized	435,748	5.00	433,607	5.00
Excess	301,984	3.47	313,273	3.61

Common Equity Tier I risk-based capital:
Capital level	$691,754	10.25%	$698,258	10.52%
Requirement to be well-capitalized	438,770	6.50	431,635	6.50
Excess	252,984	3.75	266,623	4.02

Tier I risk-based capital:
Capital level	$737,732	10.93%	$746,880	11.25%
Requirement to be well-capitalized	540,024	8.00	531,243	8.00
Excess	197,708	2.93	215,637	3.25

Total risk-based capital:
Capital level	$967,627	14.33%	$975,709	14.69%
Requirement to be well-capitalized	675,030	10.00	664,054	10.00
Excess	292,597	4.33	311,655	4.69

15. Leases

The Company has 31 operating leases for branches (including headquarters) and office spaces, 7 operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from less than six months to approximately 12 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months from the commencement date.  The Company has five agreements in 2023 and two agreements in 2022 that qualified as short-term leases.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable Operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022

Operating lease ROU assets	$39,557	$43,289

Operating lease liabilities	$40,822	$46,125

Weighted-average remaining lease term-operating leases	6.1 years	6.6 years
Weighted average discount rate-operating leases	3.2%	2.9%

The components of lease expense and cash flow information related to leases were as follows:

		For the year ended December 31,
(In thousands)	Line Item Presented	2023	2022	2021
Lease Cost
Operating lease cost	Occupancy and equipment	$8,737	$8,510	8,609
Operating lease cost	Other operating expenses	89	93	80
Short-term lease cost	Professional services, Occupancy and equipment and Other operating expenses	212	193	164
Variable lease cost	Occupancy and equipment	1,128	999	1,065
Total lease cost		$10,166	$9,795	$9,918

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$10,429	$9,459	$12,811
Right-of-use assets obtained in exchange for new operating lease liabilities		$3,866	$1,208	$6,570

The Company’s minimum annual rental payments at December 31, 2023 for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2024	$9,065
2025	9,244
2026	8,363
2027	4,286
2028	4,035
Thereafter	10,109
Total minimum payments required	45,102
Less: implied interest	(4,280)
Total lease obligations	$40,822

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally business lines of credit and home equity lines of credit) amounted to $47.1 million and $440.3 million, respectively, at December 31, 2023. Included in these commitments were $8.1 million of fixed-rate commitments at a weighted average rate of 7.40% and $479.2 million of adjustable-rate commitments with a weighted average rate of 8.17%, as of December 31, 2023. Since generally all loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2023 and 2022, there were $1,118.7 million and $1,073.7 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Company has purchase obligations running through 2026 totaling $12.5 million and $18.9 million as of December 31, 2023 and 2022, respectively, which are primarily related to contracts with data processing, loan servicing and check processing services provided by third-party vendors. During the years ended December 31, 2023 and 2022, the Company purchased $6.5 million and $6.2 million, respectively, of services provided by third-party vendors.

The Company’s future non-cancelable purchase obligations, which were not recognized in our consolidated balance sheet as of December 31, 2023, are as follows:

Year ended December 31:	(In thousands)
2024	$6,637
2025	3,417
2026	2,494
Total	$12,548

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

17. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. The largest amount the Bank could lend to one borrower was approximately $123.8 million and $137.3 million at December 31, 2023 and 2022, respectively. The Bank’s largest aggregate amount of outstanding loans to one borrower was $103.2 million, and $109.4 million at December 31, 2023 and 2022, respectively, all of which were performing according to their terms.

18. Related Party Transactions

Certain directors, senior officers, and their related parties, including their immediate families and companies in which they are principal owners, were deposit customers of the Bank. At December 31, 2023 and 2022, there were no outstanding loans to any related party. Deposits of related parties totaled $4.9 million and $7.7 million at December 31, 2023 and 2022, respectively.

19. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities under the fair value option during the years ended December 31, 2023 and 2022.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2023 and 2022, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the year ended December 31,
Description	December 31, 2023	December 31, 2022	2023	2022	2021
(In thousands)
Mortgage-backed securities	$262	$295	$6	$(27)	$(5)
Other securities	13,097	12,728	81	(1,639)	36
Borrowed funds	47,850	50,507	2,486	7,394	(14,004)
Net gain (loss) from fair value adjustments (1)			$2,573	$5,728	$(13,973)
(1)	The net gain (loss) from fair value adjustments presented in the above table does not include net gains (losses) of $1.0 million from the change in fair value of derivative instruments during the years ended December 31, 2021. There were no gains or (losses) from changes in the fair value of derivative instruments for the years ended December 31, 2023 and 2022.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2023 and 2022. The fair value of borrowed funds includes accrued interest payable of $0.4 million at December 31, 2023 and 2022.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2023 and 2022, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2023 and 2022, Level 2 included mortgage related securities, corporate debt, municipals and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2023 and 2022, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2023	2022	2023	2022	2023	2022	2023	2022

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$354,344	$384,283	$—	$—	$354,344	$384,283
Other securities	11,660	11,211	507,312	338,347	1,437	1,516	520,409	351,074
Interest rate swaps	—	—	69,013	74,586	—	—	69,013	74,586

Total assets	$11,660	$11,211	$930,669	$797,216	$1,437	$1,516	$943,766	$809,943

Liabilities:
Borrowings	$—	$—	$—	$—	$47,850	$50,507	$47,850	$50,507
Interest rate swaps	—	—	28,401	18,407	—	—	28,401	18,407

Total liabilities	$—	$—	$28,401	$18,407	$47,850	$50,507	$76,251	$68,914

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2023		December 31, 2022
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,516	$50,507	$1,695	$56,472
Net gain (loss) from fair value adjustment of financial assets (1)	(81)	—	(187)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(2,486)	—	(7,393)
Increase (decrease) in accrued interest	2	68	8	280
Change in unrealized (gains) losses included in other comprehensive loss	—	(239)	—	1,148
Ending balance	$1,437	$47,850	$1,516	$50,507
Changes in unrealized gains (losses) held at period end	$—	$2,425	$—	$2,186
(1)	Presented in the Consolidated Statement of Income under Net loss from fair value adjustments.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,437	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

Liabilities:

Junior subordinated debentures	$47,850	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Trust preferred securities	$1,516	Discounted cash flows	Spread over 3-month Libor	3.6%	n/a

Liabilities:

Junior subordinated debentures	$50,507	Discounted cash flows	Spread over 3-month Libor	3.6%	n/a

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2023 and 2022, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2023	2022	2023	2022	2023	2022	2023	2022

	(In thousands)
Assets:
Certain delinquent loans	$—	$—	$—	$—	$5,279	$18,330	$5,279	$18,330

Total assets	$—	$—	$—	$—	$5,279	$18,330	$5,279	$18,330

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$1,105	Sales approach	Adjustment to sales comparison value	-16.9% to -6.0%	-11.5%
			Reduction for planned expedited disposal	n/a	15.0%

Certain delinquent loans	$4,174	Discounted Cash flow	Discount Rate	4.3% to 13.5%	12.7%
			Probability of Default	30.0% to 46.0%	33.5%

	At December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$18,189	Sales approach	Adjustment to sales comparison value	-20.0% to 0.0%	-1.3%
			Reduction for planned expedited disposal	10.0% to 15.0%	13.6%

Certain delinquent loans	$141	Discounted Cash flow	Discount Rate	n/a	4.3%
			Probability of Default	n/a	35.0%

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2023 and 2022.

The methods and assumptions used to estimate fair value at December 31, 2023 and 2022 are as follows:

Securities:

The fair values of securities are contained in Note 6 (“Securities”) of Notes to the Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. When there is limited activity or less transparency around inputs to the valuation, securities are valued using discounted cash flows.

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

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$172,157	$172,157	$172,157	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,855	7,058	—	7,058	—
Other securities	65,068	58,697	—	—	58,697
Securities available for sale
Mortgage-backed securities	354,344	354,344	—	354,344	—
Other securities	520,409	520,409	11,660	507,312	1,437
Loans	6,906,950	6,512,841	—	—	6,512,841
FHLB-NY stock	31,066	31,066	—	31,066	—
Accrued interest receivable	59,018	59,018	—	59,018	—
Interest rate swaps	69,013	69,013	—	69,013	—

Liabilities:

Deposits	$6,815,261	$6,778,657	$4,503,971	$2,274,686	$—
Borrowed Funds	841,281	801,156	—	753,306	47,850
Accrued interest payable	12,111	12,111	—	12,111	—
Interest rate swaps	28,401	28,401	—	28,401	—

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$151,754	$151,754	$151,754	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,875	6,989	—	6,989	—
Other securities	65,836	55,561	—	—	55,561
Securities available for sale
Mortgage-backed securities	384,283	384,283	—	384,283	—
Other securities	351,074	351,074	11,211	338,347	1,516
Loans	6,934,769	6,651,795	—	—	6,651,795
FHLB-NY stock	45,842	45,842	—	45,842	—
Accrued interest receivable	45,048	45,048	—	45,048	—
Interest rate swaps	74,856	74,856	—	74,856	—

Liabilities:

Deposits	$6,485,342	$6,453,978	$4,959,004	$1,494,974	$—
Borrowed Funds	1,052,973	1,027,370	—	976,863	50,507
Accrued interest payable	10,034	10,034	—	10,034	—
Interest rate swaps	18,407	18,407	—	18,407	—

20. Derivative Financial Instruments

At December 31, 2023 and 2022, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans and securities totaling $902.5 million and $273.6 million at December 31, 2023 and December 31, 2022, respectively; 2) to facilitate risk management strategies for our loan customers with $721.0 million of swaps outstanding, which include $360.5 million with customers and $360.5 million with bank counterparties at December 31, 2023 and $221.2 million of swaps outstanding, which include $110.6 million with customers and $110.6 million with bank counterparties at December 31, 2022; and 3) to mitigate exposure to rising interest rates on certain short-term advances, brokered deposits and municipal deposits totaling $826.8 million and $871.5 million at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, the Company has outstanding portfolio layer hedges on a closed portfolio of AFS securities with a notional amount of $200.0 million and a closed portfolio of loans with a notional amount of $500.0 million.

At December 31, 2023 and 2022, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

At December 31, 2023 and 2022, derivatives with a combined notional amount of $722.0 million and $221.2 million, respectively, were not designated as hedges. At December 31, 2023 and 2022, derivatives with a combined notional amount of $902.5 million and $273.6 million were designated as fair value hedges. At December 31, 2023 and 2022, derivatives with a combined notional amount of $825.8 million and $871.5 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the years ended December 31, 2023 and 2022, $25.4 million and $0.3 million in reduced expense, respectively was reclassified from accumulated other comprehensive income (loss) to interest expense. The estimated amount to be reclassified in next 12 months out of accumulated other comprehensive income (loss) into earnings is $19.7 million. During the years ended December 31, 2023 and 2021, the Company did not terminate any cash flow hedges. During the year ended December 31, 2022, the Company terminated 4 cash flow hedges with a combined notional value of $170.8 million, resulting in a net gain of $6.0 million. This income is being amortized over the remaining original terms of the cash flow hedges resulting in income recognized totaling $4.7 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, which is recorded in deposits and other interest expense in the Consolidated Statements of Income.

Changes in the fair value of interest rate swaps not designated as hedges are reflected in “Net gain (loss) from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

December 31, 2023	(In thousands)
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$555,000	$21,973	$270,750	$1,076
Fair value hedges:
Interest rate swaps (loans and securities)	702,540	21,068	200,000	1,354
Non hedge:
Interest rate swaps (loans and deposits)	361,486	25,972	360,486	25,971
Total	$1,619,026	$69,013	$831,236	$28,401

December 31, 2022
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$700,750	$31,716	$170,750	$210
Fair value hedges:
Interest rate swaps (loans)	273,607	24,673	-	-
Non hedge:
Interest rate swaps (loans)	110,598	18,197	110,598	18,197
Total	$1,084,955	$74,586	$281,348	$18,407

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Loans
Multi-family residential	$81,471	$82,613	$(9,078)	$(10,480)
Commercial real estate	110,666	167,353	(8,301)	(15,442)
Total	$192,137	$249,966	$(17,379)	$(25,922)

Portfolio Layer
Loans held for Investment (1)	$2,590,087	$—	$(949)	$—
Securities available for sale (2)	283,195	—	(2,254)	—
Total	$2,873,282	$—	$(3,203)	$—

(1) Carrying amount represents the amortized cost. At December 31, 2023, the amortized cost of the portfolio layer method closed portfolio was $2.6 billion, of which $500 million was designated as hedged.  The cumulative amount of basis adjustments was $0.9 million.

(2) Carrying amount represents the fair value. December 31, 2023, the fair value of the portfolio layer method closed portfolio was $283.2 million, of which $200 million was designated as hedged. The cumulative amount of basis adjustments was $2.3 million.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the years ended
	Affected Line Item in the Statements	December 31,
(In thousands)	Where Net Income is Presented	2023	2022	2021
Financial Derivatives:

Interest rate swaps - non hedge	Other interest expense	$—	$—	$(305)

Interest rate swaps - non hedge	Net gain (loss) from fair value adjustments	—	—	978

Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	15,909	96	(3,481)

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	2,912	—	—

Interest rate swaps - non hedge (municipal deposit)	Interest expense - Deposits	3	—	—
				-
Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	5,312	(2,218)	(10,554)

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	20,112	2,504	(139)
Total net income (expense) from the effects of derivative instruments		$44,248	$382	$(13,501)

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
December 31, 2023
Assets:
Interest rate swaps	$69,013	$—	$69,013	$—	$(48,505)	$20,508
Liabilities:
Interest rate swaps	28,401	—	28,401	—	—	28,401

December 31, 2022
Assets:
Interest rate swaps	$74,586	$—	$74,586	$—	$(72,185)	$2,401
Liabilities:
Interest rate swaps	18,407	—	18,407	—	—	18,407

21. New Authoritative Accounting Pronouncements

Accounting Standards: Adopted in 2023

In March 2022, FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled

Debt Restructurings and Vintage Disclosures” (Topic 326), which replaces the recognition and measurement guidance elated to TDRs for creditors that have adopted ASC Topic 326 (commonly referred to as “CECL”) with the recognition and measurement guidance contained in Accounting Standards Codification (“ASC”) 310-20, to determine whether a modification results in a new loan or a continuation of an existing loan. This ASU also enhances disclosures about loan modifications for borrowers who are experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The amendments in this ASU were applied on a prospective basis. The ASU was adopted on January 1, 2023 prospectively, without material impact on our business operations or to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging –

Portfolio Layer Method”, which expanded the current last-of-layer method to allow multiple hedged layers of a single closed portfolio and allow hedge accounting to be achieved using different types of derivatives and layering techniques,

including the use of amortizing swaps with clarification that such a trade would be viewed as being a single layer. Under this expanded scope, both prepayable and nonrepayable financial assets may be included in a single closed portfolio hedge. This update also provides clarifications to breach requirements and disclosures. As a result of these changes, the last-of-layer method has been renamed the portfolio layer method. No cumulative-effect adjustment to the opening balance of retained earnings was required upon adoption of these amendments. The Company did not have any portfolio layer or last-of- layer hedges prior to the first quarter of 2023. The amendments related to disclosures were applied on a prospective basis. The ASU was adopted in the first quarter of 2023 – see Notes 3 (“Loans and Allowance for Credit Losses”), 6 (“Securities”), and 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements for more information regarding the impact to our consolidated financial statements.

Accounting Standards: Pending Adoption

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.  The ASU requires all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid.  The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign.  This ASU is effective for public business entities for annual periods beginning after December 15, 2024.  We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. This ASU enhances disclosures about significant segment expenses. The key amendments include: (1) require that a public entity disclose on an annual an interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss currently required by GAAP in interim periods as well, (4) clarify that if CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures.  This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  As we have one reportable segment, the requirements of this standard for such entities will apply beginning with the Company's annual report ending December 31, 2024.  We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

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

The condensed financial statements for the Holding Company are presented below:

	December 31,	December 31,
Condensed Statements of Financial Condition	2023	2022

	(Dollars in thousands)
Assets:
Cash and due from banks	$103,919	$22,723
Securities available for sale:
Other securities	1,437	1,516
Investment in Bank	799,324	890,828
Goodwill	2,185	2,185
Other assets	5,395	3,681
Total assets	$912,260	$920,933

Liabilities:
Subordinated debentures	$187,630	$186,965
Junior subordinated debentures, at fair value	47,850	50,507
Other liabilities	6,943	6,304
Total liabilities	242,423	243,776

Stockholders' Equity:
Common stock	341	341
Additional paid-in capital	264,534	264,332
Treasury stock, at average cost (5,221,813 shares and 4,611,232, respectively)	(106,070)	(98,535)
Retained earnings	549,683	547,507
Accumulated other comprehensive loss, net of taxes	(38,651)	(36,488)
Total equity	669,837	677,157

Total liabilities and equity	$912,260	$920,933

	For the years ended December 31,
Condensed Statements of Income (Loss)	2023	2022	2021

	(In thousands)
Dividends from the Bank	$125,000	$50,000	$5,000
Interest income	767	468	145
Interest expense	(12,668)	(7,771)	(6,215)
Net gain (loss) from fair value adjustments	2,405	7,207	(13,604)
Other operating expenses	(2,483)	(1,645)	(1,844)
Income (loss) before taxes and equity (deficit) in undistributed earnings of subsidiary	113,021	48,259	(16,518)
Income tax benefit	4,816	2,684	5,403
Income (loss) before equity (deficit) in undistributed earnings of subsidiary	117,837	50,943	(11,115)
Equity (deficit) in undistributed earnings of the Bank	(89,173)	26,002	92,908
Net income (loss)	28,664	76,945	81,793
Other comprehensive income (loss), net of tax	(2,163)	(29,804)	9,582
Comprehensive net income (loss)	$26,501	$47,141	$91,375

	For the years ended December 31,
Condensed Statements of Cash Flows	2023	2022	2021

	(In thousands)
Operating activities:
Net income (loss)	$28,664	$76,945	$81,793
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity) deficit in undistributed earnings of the Bank	89,173	(26,002)	(92,908)
Deferred income tax provision (benefit)	774	2,111	(3,939)
Net gain (loss) from fair value adjustments	(2,405)	(7,207)	13,604
Stock-based compensation expense	5,604	6,807	6,829
Net change in operating assets and liabilities	(1,189)	(2,866)	2,927
Net cash provided by (used in) operating activities	120,621	49,788	8,306

Investing activities:
Investment in Bank	—	(50,000)	(15,000)
Net cash provided by (used in) investing activities	—	(50,000)	(15,000)

Financing activities:
Proceeds from long-term borrowings	—	63,603	122,843
Repayment of long-term borrowings	—	—	(90,250)
Purchase of treasury stock	(13,165)	(29,675)	(11,370)
Cash dividends paid	(26,260)	(27,031)	(26,524)
Net cash provided by (used in) financing activities	(39,425)	6,897	(5,301)

Net increase (decrease) in cash and cash equivalents	81,196	6,685	(11,995)
Cash and cash equivalents, beginning of year	22,723	16,038	28,033
Cash and cash equivalents, end of year	$103,919	$22,723	$16,038

23. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2023 and 2022 is presented below:

	2023				2022
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly operating data:
Interest income	$108,763	$104,036	$96,561	$92,117	$89,270	$81,745	$74,291	$71,320
Interest expense	62,678	59,609	53,183	46,855	35,069	20,539	9,561	7,841
Net interest income	46,085	44,427	43,378	45,262	54,201	61,206	64,730	63,479
Provision (benefit) for loan losses	998	596	1,416	7,508	(12)	2,145	1,590	1,358
Other operating income (loss)	7,402	3,309	5,020	6,857	(7,652)	8,995	7,353	1,313
Other operating expense	40,735	36,388	35,110	39,156	33,742	35,634	35,522	38,794
Income before income tax expense	11,754	10,752	11,872	5,455	12,819	32,422	34,971	24,640
Income tax expense	3,655	2,917	3,186	1,411	2,570	8,980	9,936	6,421
Net income	$8,099	$7,835	$8,686	$4,044	$10,249	$23,442	$25,035	$18,219

Basic earnings per common share	$0.27	$0.26	$0.29	$0.13	$0.34	$0.76	$0.81	$0.58
Diluted earnings per common share	$0.27	$0.26	$0.29	$0.13	$0.34	$0.76	$0.81	$0.58
Dividends per common share	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22

Average common shares outstanding for:
Basic earnings per share	29,650	29,703	30,090	30,265	30,420	30,695	30,937	31,254
Diluted earnings per share	29,650	29,703	30,090	30,265	30,420	30,695	30,937	31,254

As previously disclosed on Form 8-K filed on January 26, 2024, the Company’s consolidated financial statements and ratios for the three month period ended March 31, 2023, the three and  six month periods ended June 30, 2023 and the three and nine month periods ended September 30, 2023, were in need of restatement to correct the accounting treatment of employee retention credits (“ERCs”), which were incorrectly recognized as income during such periods. On February 12, 2024 the Company filed 10-Q/A’s for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023, to correct the previously reported treatment of ERCs. The change impacted net income by a decrease of $1.1 million for the period ended March 31, 2023, an increase of $0.1 million and a decrease of $1.1 million, respectively, for the three and six month periods ended June 30, 2023, and a decrease of $1.6 million and $2.6 million, respectively, for the three and nine month periods ended September 30, 2023. The table above reflects the corrected financial results.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2024 expressed an adverse opinion thereon.

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

Allowance for Credit Losses

As described in Notes 2 and 4 to the Company’s consolidated financial statements, the Company had a gross loan portfolio of $6.9 billion and related allowance for credit losses of $40.2 million at December 31, 2023. The allowance for credit losses consists of quantitative and qualitative components. The Company considers historical loss experience, current economic and business conditions, as well as reasonable and supportable forecasts to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors. These components involve significant assumptions that require a high degree of management’s judgement.

We identified management’s significant assumptions used to develop the quantitative component of the allowance, specifically the reasonable and supportable forecast period and the reversion to historical loss period; and the assumptions around the determination of the qualitative risk factors, as a critical audit matter. Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls relating to determination of reasonable and supportable forecast period, and the reversion to historical loss period, as well as assumptions around the determination of qualitative risk factors.
●	Testing the completeness and accuracy of the data used in determining the qualitative risk factors and the relevance and reliability of the data used in determining the reasonable and supportable forecast period by comparing the data to internally developed and third-party sources, and other audit evidence gathered.
●	Assessing the reasonableness of the qualitative risk factors using corroborating and contradictory source data to challenge management’s qualitative risk factors.
●	Utilizing personnel with specialized knowledge and skills assisting in: (i) assessing the reasonableness of the established forecast and reversion period ranges, (ii) evaluating the appropriateness of economic cycle and (iii) assessing reasonableness of reasonable and supportable forecast period and the reversion to historical loss period assumptions used to develop the quantitative credit loss component.

/S/ BDO USA, P.C.

We have served as the Company’s auditor since 2015.

New York, New York

March 15, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 15, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the probability assessment associated with the recognition of income related to employee retention credits has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 15, 2024 on those financial statements.

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

/S/ BDO USA, P.C.

New York, New York

March 15, 2024

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of these disclosure controls and procedures were not effective.

As The Company previously disclosed that as of December 31, 2023, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 based on those criteria issued by COSO.

Although the Company had engaged an independent national tax credit advisory firm that had advised the Company that it qualified for certain Employee Retention Credits (“ERCs”) in the course of preparing its consolidated financial statements for the fiscal year ended December 31, 2023, the Company determined that it could no longer rely on such advice and was not able to treat the ultimate realization of the ERCs as “probable” under GAAP.

Management determined that the foregoing constituted a material weakness in the Company’s internal control over financial reporting. Actions taken to remediate the material weakness included the preparation of a technical accounting memorandum for any material unusual transactions including careful evaluation of any probability assessments or other areas of judgment involved, such as the ERCs, to determine the correct accounting treatment for such transactions. Due to such actions, management has concluded that the material weakness was remediated subsequent to December 31, 2023. The material weakness had resulted in a restatement of the Company’s previously filed consolidated financial statements as of and for each of the quarterly periods ended March 31, June 30, and September 30, 2023.

BDO USA, P.C., the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in its report.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2024 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: https://s28.q4cdn.com/653305835/files/doc_downloads/governance/Code_of_Business_Conduct_Ethics.pdf.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)  1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

●	Consolidated Statements of Financial Condition at December 31, 2023 and 2022
●	Consolidated Statements of Income for each of the three years in the period ended December 31, 2023
●	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023
●	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2023
●	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023
●	Notes to Consolidated Financial Statements
●	Reports of Independent Registered Public Accounting Firm (BDO USA, P.C.; New York, New York; PCAOB ID 243)

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

10.14* P	Guarantee by Flushing Financial Corporation (Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488)
10.15*	Form of Outside Director Restricted Stock Unit Award Letter (Incorporated by reference to Exhibit 10.21 filed with Form 10-K for the year ended December 31, 2015)
10.16*	Form of Employee Restricted Stock Unit Grant Letter Agreement (Incorporated by reference to Exhibit 10.24 filed with Form 10-K for the year ended December 31, 2015)
10.17*	Annual Incentive Plan for Executives and Senior Officers (Incorporated by reference to Exhibit 10.17 filed with Form 10-K for the year ended December 31, 2022)
10.18	Lease agreement between Flushing Bank and Rexcorp Plaza SPE LLC (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2014)
10.19*

Flushing Financial Corporation 2014 Omnibus Incentive Plan (Incorporating amendments through May 18, 2021) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2021)

10.20*	Form of Employee Performance Restricted Stock Unit Award Letter (pre-2023) (Incorporated by reference to Exhibit 10.27 filed with Form 10-K for the year ended December 31, 2018)
10.21*	Form of Director Restricted Stock Unit Award Letter With One Year Vesting (Incorporated by reference to Exhibit 10.28 filed with Form 10-K for the year ended December 31, 2018)
10.22*	Flushing Bank Supplemental Savings Incentive Plan, Amended and Restated as of November 1, 2018 (Incorporated by reference to Exhibit 10.29 filed with Form 10-K for the year ended December 31, 2018)
10.23*	Employment Agreement between Flushing Financial Corporation and Thomas M. Buonaiuto (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed October 28, 2019)
10.24*	Consulting Agreement between Flushing Bank and Douglas C. Manditch (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed October 28, 2019)
10.25*	Form of Employee Additional Performance Restricted Stock Unit Award Letter (Incorporated by reference to Exhibit 10.25 filed with Form 10-K for the year ended December 31, 2022)
10.26*	Form of Employee Performance Restricted Stock Unit Award Letter (Incorporated by reference to Exhibit 10.26 filed with Form 10-K for the year ended December 31, 2022)
10.27*	Form of Employee Additional Restricted Stock Unit Award Letter (Incorporated by reference to Exhibit 10.27 filed with Form 10-K for the year ended December 31, 2022)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
97.1	Flushing Financial Corporation Incentive-Based Compensation Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Indicates compensatory plan or arrangement.
†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Flushing Financial hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

P     Indicates a filing submitted in paper.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 15, 2024.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 15, 2024
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	March 15, 2024
Alfred A. DelliBovi

/S/SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	March 15, 2024
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	March 15, 2024
James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 15, 2024
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 15, 2024
Louis C. Grassi

/S/SAM S. HAN	Director	March 15, 2024
Sam S. Han

/S/JOHN J. MCCABE	Director	March 15, 2024
John J. McCabe

/S/DONNA M. O’BRIEN	Director	March 15, 2024
Donna M. O’Brien

/S/MICHAEL A. AZARIAN	Director	March 15, 2024
Michael A. Azarian

/S/CAREN C. YOH	Director	March 15, 2024
Caren C. Yoh
/S/DOUGLAS C. MANDITCH	Director	March 15, 2024
Douglas C. Manditch