Form 10-Q
period 2024-03-31
FLUSHING FINANCIAL CORP
filed 2024-05-06
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2024 was 29,068,880.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	March 31,	December 31,
	2024	2023

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks (restricted cash of $59,575, and $47,945, respectively)	$210,723	$172,157
Securities held-to-maturity, net of allowance of $1,084 and $1,087, respectively (assets pledged of $4,521 and $4,595, respectively; fair value of $63,800 and $65,755, respectively)	72,462	72,923
Securities available for sale, at fair value (assets pledged of $250,306 and $195,444, respectively; $13,331 and $13,359 at fair value pursuant to the fair value option, respectively)	1,176,683	874,753
Loans, net of fees and costs	6,821,943	6,906,950
Less: Allowance for credit losses	(40,752)	(40,161)
Net loans	6,781,191	6,866,789
Interest and dividends receivable	61,449	59,018
Bank premises and equipment, net	20,102	21,273
Federal Home Loan Bank of New York stock, at cost	24,845	31,066
Bank owned life insurance	214,718	213,518
Goodwill	17,636	17,636
Core deposit intangibles	1,428	1,537
Right of use asset	37,631	39,557
Other assets	188,457	167,009
Total assets	$8,807,325	$8,537,236

Liabilities
Due to depositors:
Non-interest bearing	$815,937	$847,416
Interest-bearing	6,355,189	5,917,463
Total Due to depositors	7,171,126	6,764,879
Mortgagors' escrow deposits	82,081	50,382
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	435,050	605,801
Subordinated debentures	187,802	187,630
Junior subordinated debentures, at fair value	48,622	47,850
Total borrowed funds	671,474	841,281
Operating lease liability	38,674	40,822
Other liabilities	174,143	170,035
Total liabilities	8,137,498	7,867,399

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 29,068,556 shares and 28,865,810 shares outstanding, respectively)	341	341
Additional paid-in capital	260,413	264,534
Treasury stock, at average cost (5,019,067 shares and 5,221,813 shares, respectively)	(101,641)	(106,070)
Retained earnings	546,530	549,683
Accumulated other comprehensive loss, net of taxes	(35,816)	(38,651)
Total stockholders' equity	669,827	669,837

Total liabilities and stockholders' equity	$8,807,325	$8,537,236

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$92,959	$82,889
Interest and dividends on securities:
Interest	12,541	7,240
Dividends	33	29
Other interest income	3,966	1,959
Total interest and dividend income	109,499	92,117
Interest expense
Deposits	57,865	39,056
Other interest expense	9,237	7,799
Total interest expense	67,102	46,855
Net interest income	42,397	45,262
Provision (benefit) for credit losses	592	7,508
Net interest income after provision (benefit) for credit losses	41,805	37,754
Non-interest income
Banking services fee income	1,394	1,411
Net gain (loss) on sale of loans	110	54
Net gain (loss) from fair value adjustments	(834)	2,619
Federal Home Loan Bank of New York stock dividends	743	697
Bank owned life insurance	1,200	1,109
Other income	471	967
Total non-interest income (loss)	3,084	6,857
Non-interest expense
Salaries and employee benefits	22,113	22,562
Occupancy and equipment	3,779	3,793
Professional services	2,792	2,261
FDIC deposit insurance	1,652	977
Data processing	1,727	1,435
Depreciation and amortization of bank premises and equipment	1,457	1,510
Other real estate owned / foreclosure expense	145	165
Other operating expenses	6,227	6,453
Total non-interest expense	39,892	39,156
Income before income taxes	4,997	5,455
Provision for income taxes
Federal	901	1,071
State and local	412	340
Total provision for income taxes	1,313	1,411
Net income	$3,684	$4,044

Basic earnings per common share	$0.12	$0.13
Diluted earnings per common share	$0.12	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

	(In thousands)
Net income	$3,684	$4,044
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of $29 and $31, respectively.	(63)	(69)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of $77 and ($1,883), respectively.	(172)	3,987
Net unrealized gains (losses) on cashflow hedges, net of taxes of ($1,397) and $2,345, respectively.	3,101	(5,140)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $14 and $33, respectively.	(31)	(74)
Other comprehensive income (loss), net of tax:	2,835	(1,296)
Comprehensive net income	$6,519	$2,748

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2023	28,865,810	$341	$264,534	$(106,070)	$549,683	$(38,651)	$669,837

Net income	—	—	—	—	3,684	—	3,684
Vesting of restricted stock unit awards	301,319	—	(5,811)	6,111	(300)	—	—
Stock-based compensation expense	—	—	1,690	—	—	—	1,690
Repurchase of shares to satisfy tax obligation	(98,573)	—	—	(1,682)	—	—	(1,682)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,537)	—	(6,537)
Other comprehensive income (loss)	—	—	—	—	—	2,835	2,835
Balance at March 31, 2024	29,068,556	$341	$260,413	$(101,641)	$546,530	$(35,816)	$669,827

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2022	29,476,391	$341	$264,332	$(98,535)	$547,507	$(36,488)	$677,157

Net income	—	—	—	—	4,044	—	4,044
Vesting of restricted stock unit awards	256,798	—	(5,264)	5,484	(220)	—	—
Purchase of treasury shares	(159,516)	—	—	(3,053)	—	—	(3,053)
Stock-based compensation expense	—	—	3,808	—	—	—	3,808
Repurchase of shares to satisfy tax obligation	(85,217)	—	—	(1,656)	—	—	(1,656)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,659)	—	(6,659)
Other comprehensive income (loss)	—	—	—	—	—	(1,296)	(1,296)
Balance at March 31, 2023	29,488,456	$341	$262,876	$(97,760)	$544,672	$(37,784)	$672,345

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2024	2023

	(In thousands)
Operating Activities
Net income	$3,684	$4,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	592	7,508
Depreciation and amortization of premises and equipment	1,457	1,510
Net (loss) gain on sales of loans	(110)	(54)
Net amortization (accretion) of premiums and discounts	870	1,234
Deferred income tax provision (benefit)	922	1,136
Net (gain) loss from fair value adjustments	834	(2,619)
Net (gain) loss from fair value adjustments of hedges	1,133	(100)
Bank owned life insurance	(1,200)	(1,109)
Stock-based compensation expense	1,690	3,808
Deferred compensation	(1,021)	(1,707)
Amortization of core deposit intangibles	109	126
(Increase) decrease in other assets	(6,365)	(9,033)
Increase (decrease) in other liabilities	(8,824)	(15,162)
Net cash provided by (used in) operating activities	(6,229)	(10,418)
Investing Activities
Purchases of premises and equipment	(287)	(1,327)
Purchases of Federal Home Loan Bank New York stock	(759)	(55,017)
Redemptions of Federal Home Loan Bank New York stock	6,980	62,080
Proceeds from prepayments of securities held-to-maturity	463	200
Purchases of securities available for sale	(375,526)	(93,068)
Proceeds from sales and calls of securities available for sale	6,000	-
Proceeds from maturities and prepayments of securities available for sale	61,964	21,087
Change in cash collateral	11,630	(6,180)
Net repayments (originations) of loans	147,552	75,496
Purchases of loans	(75,813)	(44,466)
Proceeds from sale of loans originally classified as held to investment	3,810	2,575
Net cash provided by (used in) investing activities	(213,986)	(38,620)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the three months ended March 31,
	2024	2023

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$(31,479)	$(48,984)
Net increase (decrease) in interest-bearing deposits	437,530	267,208
Net increase (decrease) in mortgagors' escrow deposits	31,699	30,414
Net (repayments) proceeds from short-term borrowed funds	(170,750)	(235,000)
Proceeds from long-term borrowing	200,000	71,761
Repayment of long-term borrowings	(200,000)	—
Purchase of treasury shares	—	(3,053)
Repurchase of shares to satisfy tax obligations	(1,682)	(1,656)
Cash dividends paid	(6,537)	(6,659)
Net cash provided by (used in) financing activities	258,781	74,031
Net increase (decrease) in cash and cash equivalents, and restricted cash	38,566	24,993
Cash, cash equivalents, and restricted cash, beginning of period	172,157	151,754
Cash, cash equivalents, and restricted cash, end of period	$210,723	$176,747
Supplemental Cash Flow Disclosure
Interest paid	$66,035	$48,889
Income taxes paid	3,166	1,993
Transfer of loans held for investment to other real estate owned	665	—
Transfer of loans held for investment to held for sale	3,540	2,375
Securities purchased not yet settled	17,650	—

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

The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Company and its direct and indirect wholly owned subsidiaries, including the Bank, Flushing Service Corporation and FSB Properties Inc., which are collectively herein referred to as “we,” “us,” “our” and the “Company.”

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. Such reclassifications had no effect on the prior period net income or shareholders’ equity and were insignificant amounts.

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, and the fair value of financial instruments. Management performed a qualitative review of goodwill at March 31, 2024, concluding no impairment was indicated.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended
	March 31,
	2024	2023

	(In thousands, except per share data)
Net income, as reported	$3,684	$4,044
Divided by:
Total weighted average common shares outstanding and common stock equivalents	29,742	30,265

Basic earnings per common share	$0.12	$0.13
Diluted earnings per common share	$0.12	$0.13
Dividend Payout ratio	183.3%	169.2%

4.     Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity on March 31, 2024:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$65,696	$56,856	$—	$(8,840)
Total municipals	65,696	56,856	—	(8,840)

FNMA	7,850	6,944	—	(906)
Total mortgage-backed securities	7,850	6,944	—	(906)
Total before allowance for credit losses	$73,546	$63,800	$—	$(9,746)

Allowance for credit losses	(1,084)
Total	$72,462

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity on December 31, 2023:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,155	$58,697	$—	$(7,458)
Total municipals	66,155	58,697	—	(7,458)

FNMA	7,855	7,058	—	(797)
Total mortgage-backed securities	7,855	7,058	—	(797)
Total before allowance for credit losses	$74,010	$65,755	$—	$(8,255)

Allowance for credit losses	(1,087)
Total	$72,923

The following table summarizes the Company’s portfolio of securities available for sale on March 31, 2024:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$31,357	$30,835	$107	$(629)
Corporate	163,228	145,666	7	(17,569)
Mutual funds	11,618	11,618	—	—
Collateralized loan obligations	476,039	477,577	1,884	(346)
Other	1,460	1,460	—	—
Total other securities	683,702	667,156	1,998	(18,544)
REMIC and CMO	309,347	281,894	12	(27,465)
GNMA	27,197	25,297	7	(1,907)
FNMA	153,314	130,338	5	(22,981)
FHLMC	87,834	71,998	—	(15,836)
Total mortgage-backed securities	577,692	509,527	24	(68,189)
Total Securities excluding portfolio layer adjustments	1,261,394	1,176,683	2,022	(86,733)
Unallocated portfolio layer basis adjustments (1)	(5,051)	n/a	—	5,051
Total securities available for sale	$1,256,343	$1,176,683	$2,022	$(81,682)

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities available for sale on December 31, 2023:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$82,548	$81,734	$123	$(937)
Corporate	173,184	155,449	—	(17,735)
Mutual funds	11,660	11,660	—	—
Collateralized loan obligations	269,600	270,129	1,215	(686)
Other	1,437	1,437	—	—
Total other securities	538,429	520,409	1,338	(19,358)
REMIC and CMO	160,165	133,574	—	(26,591)
GNMA	12,402	10,665	3	(1,740)
FNMA	155,995	135,074	14	(20,935)
FHLMC	89,427	75,031	—	(14,396)
Total mortgage-backed securities	417,989	354,344	17	(63,662)
Total Securities excluding portfolio layer adjustments	956,418	874,753	1,355	(83,020)
Unallocated portfolio layer basis adjustments (1)	(2,254)	n/a	—	2,254
Total securities available for sale	$954,164	$874,753	$1,355	$(80,766)

(1) Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses for the individual securities being hedged. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The corporate securities held by the Company at March 31, 2024 and December 31, 2023, are issued by U.S. banking institutions. The CMOs held by the Company at March 31, 2024 and December 31, 2023, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$65,696	$56,856
Total other securities	65,696	56,856
Mortgage-backed securities	7,850	6,944
Total before allowance for credit losses	73,546	$63,800

Allowance for credit losses	(1,084)
Total	$72,462

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$29,901	$29,101
Due after one year through five years	75,185	70,275
Due after five years through ten years	223,390	211,299
Due after ten years	343,608	344,863
Total other securities	672,084	655,538
Mutual funds	11,618	11,618
Mortgage-backed securities	577,692	509,527
Total securities available for sale (1)	$1,261,394	$1,176,683

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $5.1 million related to AFS securities hedged in a closed portfolio at March 31, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2024
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$56,856	$(8,840)	$—	$—	$56,856	$(8,840)
Total other securities	3	56,856	(8,840)	—	—	56,856	(8,840)

FNMA	1	6,944	(906)	—	—	6,944	(906)
Total mortgage-backed securities	1	6,944	(906)	—	—	6,944	(906)

Total	4	$63,800	$(9,746)	$—	$—	$63,800	$(9,746)

Available for sale securities (1)
U.S. Government Agencies	5	$24,308	$(629)	$—	$—	$24,308	$(629)
Corporate	23	144,206	(17,569)	—	—	144,206	(17,569)
Collateralized loan obligations	18	154,564	(346)	105,125	(285)	49,439	(61)
Total other securities	46	323,078	(18,544)	105,125	(285)	217,953	(18,259)

REMIC and CMO	50	212,565	(27,465)	83,511	(120)	129,054	(27,345)
GNMA	7	23,079	(1,907)	16,772	(35)	6,307	(1,872)
FNMA	43	128,678	(22,981)	—	—	128,678	(22,981)
FHLMC	18	71,998	(15,836)	—	—	71,998	(15,836)
Total mortgage-backed securities	118	436,320	(68,189)	100,283	(155)	336,037	(68,034)
Total	164	$759,398	$(86,733)	$205,408	$(440)	$553,990	$(86,293)

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $5.1 million related to AFS securities hedged in a closed portfolio at March 31, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	At December 31, 2023
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$58,697	$(7,458)	$—	$—	$58,697	$(7,458)
Total other securities	3	58,697	(7,458)	—	—	58,697	(7,458)

FNMA	1	7,058	(797)	—	—	7,058	(797)
Total mortgage-backed securities	1	7,058	(797)	—	—	7,058	(797)

Total	4	$65,755	$(8,255)	$—	$—	$65,755	$(8,255)

Available for sale securities (1)
U.S. government agencies	8	$74,517	$(937)	$2,517	$(7)	$72,000	$(930)
Corporate	26	155,449	(17,735)	25,428	(1,318)	130,021	(16,417)
Collateralized loan obligations	17	120,609	(686)	—	—	120,609	(686)
Total other securities	51	350,575	(19,358)	27,945	(1,325)	322,630	(18,033)

REMIC and CMO	46	133,312	(26,591)	—	—	133,312	(26,591)
GNMA	7	10,466	(1,740)	3,867	(34)	6,599	(1,706)
FNMA	44	133,394	(20,935)	2,044	(1)	131,350	(20,934)
FHLMC	18	75,031	(14,396)	—	—	75,031	(14,396)
Total mortgage-backed securities	115	352,203	(63,662)	5,911	(35)	346,292	(63,627)
Total	166	$702,778	$(83,020)	$33,856	$(1,360)	$668,922	$(81,660)

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.3 million related to AFS securities hedged in a closed portfolio at December 31, 2023. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The Company reviewed each available for sale security that had an unrealized loss at March 31, 2024 and December 31, 2023. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. If the Company identifies any decline in the fair value due to credit loss factors and evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All but one of these securities are rated investment grade or better, and all these securities have a long history of no credit losses. The Bank holds approximately $10 million of corporate debt from a New York based bank holding company that on February 6, 2024 was downgraded two levels to Ba2 (Moody’s non-investment grade). On March 1, 2024 the bond was downgraded four levels to B3 and then on March 15, 2024 the bond was upgraded one level to B2. At this time, we do not consider the decline in fair value to be credit related given the underlying bond has not missed any payments and financial performance has not deteriorated to a level where the institution is not well capitalized. The Bank has placed the security on the watch list and will continue to monitor this risk position closely to determine if any action steps and valuation adjustments are required in the future. It is not anticipated that this security or any other available for sale security held at March 31, 2024 would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at March 31, 2024 and December 31, 2023 as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $1.1 million at both March 31, 2024 and December 31, 2023.

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at both March 31, 2024 and December 31, 2023 and accrued interest receivable on available for sale debt securities totaled $10.0 million and $7.1 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	For the three months ended
	March 31,
	2024	2023

	(In thousands)
Beginning balance	$1,087	$1,100
Provision (benefit)	(3)	(13)
Allowance for credit losses	$1,084	$1,087

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three months ended March 31, 2024 and 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.     Loans

The following represents the composition of loans as of the dates indicated:

	March 31,	December 31,
	2024	2023

	(In thousands)
Multi-family residential	$2,622,737	$2,658,205
Commercial real estate	1,925,312	1,958,252
One-to-four family ― mixed-use property	516,198	530,243
One-to-four family ― residential	267,156	220,213
Construction	60,568	58,673
Small Business Administration	16,244	20,205
Commercial business and other	1,411,725	1,452,518
Net unamortized premiums and unearned loan fees	8,337	9,590
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,828,277	6,907,899
Unallocated portfolio layer basis adjustments (1)	(6,334)	(949)
Total loans, net of fees and costs	$6,821,943	$6,906,950

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $44.7 million and $45.0 million at March 31, 2024 and December 31, 2023, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company recorded a provision for credit losses on loans totaling $0.6 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively. The provision recorded during the three months ended March 31, 2024, was primarily driven by an increased reserve on one non-accrual business loan. The ACL - loans totaled $40.8 million on March 31, 2024 compared to $40.2 million on December 31, 2023. On March 31, 2024, the ACL - loans represented 0.60% of gross loans and 164.1% of non-performing loans. On December 31, 2023, the ACL - loans represented 0.58% of gross loans and 159.6% of non-performing loans.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On March 31, 2024, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty.

The following tables show loan modifications made to borrowers experiencing financial difficulty during the periods indicated:

	For the three months ended March 31, 2024
(Dollars in thousands)	Term Extension and Reduced Interest Rate
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$378	—%	Extended maturity to August 2026 (3 months) and reduced interest rate to zero percent.
Total	1	$378

There were no loans modified during the three months ended March 31, 2023.

The following table shows the payment status at March 31, 2024 of borrowers experiencing financial difficulty and for which a modification has occurred:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Small Business Administration	$—	$—	$1,555	$1,555
Commercial business and other	1,690	—	378	2,068
Total	$1,690	$—	$1,933	$3,623

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the three months March 31, 2024
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income (loss) recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,640	$5,103	$5,103	$—	$—
One-to-four family - mixed-use property	1,005	933	933	1	—
One-to-four family - residential	4,670	3,341	3,341	1	—
Small Business Administration	2,576	2,641	2,641	—	—
Commercial business and other	11,768	12,965	4,291	1	—
Total	$23,659	$24,983	$16,309	$3	$—

	At or for the year ended December 31, 2023
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income (loss) recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,547	$3,640	$3,640	$2	$1,463
Commercial real estate	254	—	—	—	—
One-to-four family - mixed-use property	1,045	1,005	1,005	3	—
One-to-four family - residential	3,953	4,670	4,670	3	—
Small Business Administration	950	2,576	2,576	—	—
Commercial business and other	20,193	11,768	3,242	17	—
Total	$29,942	$23,659	$15,133	$25	$1,463

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the three months ended
	March 31,
	2024	2023
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$604	$506
Less: Interest income included in the results of operations	(3)	(4)
Total foregone interest	$601	$502

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	At March 31, 2024
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$5,796	$5,037	$5,103	$15,936	$2,610,331	$2,626,267
Commercial real estate	—	—	—	—	1,926,549	1,926,549
One-to-four family - mixed-use property	2,870	234	933	4,037	514,818	518,855
One-to-four family - residential	1,521	631	3,341	5,493	261,582	267,075
Construction	—	—	—	—	60,141	60,141
Small Business Administration	—	—	2,641	2,641	13,801	16,442
Commercial business and other	164	496	8,617	9,277	1,403,671	1,412,948
Total	$10,351	$6,398	$20,635	$37,384	$6,790,893	$6,828,277

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $6.3 million related to loans hedged in a closed pool at March 31, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the following three-month periods:

	March 31, 2024
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161
Charge-offs	—	—	—	(14)	—	—	(44)	(58)
Recoveries	—	—	—	1	—	5	48	54
Provision (benefit)	217	137	(27)	194	(2)	(225)	301	595
Ending balance	$10,590	$8,802	$1,583	$849	$156	$1,406	$17,366	$40,752

	March 31, 2023
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$17,471	$40,442
Charge-offs	—	—	—	(6)	—	(6)	(9,286)	(9,298)
Recoveries	1	—	—	42	—	12	9	64
Provision (benefit)	(512)	(513)	(165)	(210)	(109)	(35)	9,065	7,521
Ending balance	$9,041	$7,671	$1,710	$727	$152	$2,169	$17,259	$38,729

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at the periods indicated below:

	March 31, 2024
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$11,694	$253,688	$458,919	$274,074	$206,697	$1,364,119	$4,711	$—	$2,573,902
Watch	—	—	—	716	1,914	35,077	445	—	38,152
Special Mention	—	—	5,005	—	2,714	644	—	—	8,363
Substandard	—	—	—	—	—	5,850	—	—	5,850
Total Multi-family Residential	$11,694	$253,688	$463,924	$274,790	$211,325	$1,405,690	$5,156	$—	$2,626,267
Commercial Real Estate
Pass	$10,059	$198,620	$320,578	$174,072	$130,344	$1,006,197	$—	$—	$1,839,870
Watch	—	—	437	1,359	6,880	77,855	—	—	86,531
Special Mention	—	—	—	—	—	148	—	—	148
Total Commercial Real Estate	$10,059	$198,620	$321,015	$175,431	$137,224	$1,084,200	$—	$—	$1,926,549
1-4 Family Mixed-Use Property
Pass	$763	$22,750	$42,836	$41,201	$29,456	$374,421	$—	$—	$511,427
Watch	—	—	—	—	—	5,033	—	—	5,033
Special Mention	—	—	—	—	—	1,248	—	—	1,248
Substandard	—	—	—	—	—	1,147	—	—	1,147
Total 1-4 Family Mixed-Use Property	$763	$22,750	$42,836	$41,201	$29,456	$381,849	$—	$—	$518,855
1-4 Family Residential
Pass	$—	$56,782	$23,380	$8,396	$16,367	$135,207	$7,550	$9,441	$257,123
Watch	—	—	—	266	—	2,321	—	1,027	3,614
Special Mention	—	—	511	—	—	—	—	209	720
Substandard	—	—	—	—	—	5,175	—	443	5,618
Total 1-4 Family Residential	$—	$56,782	$23,891	$8,662	$16,367	$142,703	$7,550	$11,120	$267,075
Gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Construction
Pass	$—	$6,083	$3	$—	$—	$—	$48,262	$—	$54,348
Watchlist	—	—	—	5,793	—	—	—	—	5,793
Total Construction	$—	$6,083	$3	$5,793	$—	$—	$48,262	$—	$60,141
Small Business Administration
Pass	$—	$1,966	$3,265	$1,333	$2,031	$1,792	$—	$—	$10,387
Watch	—	—	—	—	—	2,864	—	—	2,864
Special Mention	—	—	—	—	—	343	—	—	343
Substandard	—	—	—	1,693	—	1,155	—	—	2,848
Total Small Business Administration	$—	$1,966	$3,265	$3,026	$2,031	$6,154	$—	$—	$16,442
Commercial Business
Pass	$15,773	$123,793	$93,740	$52,370	$29,623	$90,356	$233,208	$—	$638,863
Watch	—	270	7,884	1,474	2,425	32,656	4,953	—	49,662
Special Mention	—	—	—	—	—	23	—	—	23
Substandard	—	378	2,427	4,323	—	3,418	3,380	—	13,926
Doubtful	—	462	—	—	—	—	3,658	—	4,120
Total Commercial Business	$15,773	$124,903	$104,051	$58,167	$32,048	$126,453	$245,199	$—	$706,594
Gross charge-offs	$—	$—	$—	$—	$—	$33	$—	$—	$33
Commercial Business - Secured by RE
Pass	$5,656	$36,864	$175,592	$129,512	$101,758	$185,781	$—	$—	$635,163
Watch	—	9,695	303	—	3,811	40,999	—	—	54,808
Special Mention	—	—	—	—	—	15,165	—	—	15,165
Substandard	—	—	—	—	—	1,002	—	—	1,002
Total Commercial Business - Secured by RE	$5,656	$46,559	$175,895	$129,512	$105,569	$242,947	$—	$—	$706,138
Other
Pass	$—	$—	$—	$—	$—	$101	$115	$—	$216
Total Other	$—	$—	$—	$—	$—	$101	$115	$—	$216
Gross charge-offs	$—	$—	$—	$—	$—	$11	$—	$—	$11
Total by Loan Type
Total Pass	$43,945	$700,546	$1,118,313	$680,958	$516,276	$3,157,974	$293,846	$9,441	$6,521,299
Total Watch	—	9,965	8,624	9,608	15,030	196,805	5,398	1,027	246,457
Total Special Mention	—	—	5,516	—	2,714	17,571	—	209	26,010
Total Substandard	—	378	2,427	6,016	—	17,747	3,380	443	30,391
Total Doubtful	—	462	—	—	—	—	3,658	—	4,120
Total Loans (1)	$43,945	$711,351	$1,134,880	$696,582	$534,020	$3,390,097	$306,282	$11,120	$6,828,277
Total Gross charge-offs	$—	$—	$—	$—	$—	$58	$—	$—	$58

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $6.3 million related to loans hedged in a closed pool at March 31, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans were $4.6 million and $4.8 million at March 31, 2024 and December 31, 2023, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	March 31, 2024		December 31, 2023
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$5,103	$—	$3,640	$—
One-to-four family - mixed-use property	933	—	1,005	—
One-to-four family - residential	3,341	—	4,670	—
Small Business Administration	—	2,641	—	2,576
Commercial business and other	1,002	11,963	—	11,768
Total	$10,379	$14,604	$9,315	$14,344

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $47.0 million and $413.9 million, respectively, on March 31, 2024.

The following table presents the activity in the allowance for off-balance sheet credit losses for the three months ended March 31, 2024, and 2023.

	For the three months ended
	March 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$1,102	$970
Provision (benefit) (1)	(106)	(85)
Allowance for Off-Balance Sheet - Credit losses (2)	$996	$885

(1) Included in “Other operating expenses” on the Consolidated Statements of Income.

(2) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2024 and December 31, 2023, the Bank did not have any loans held for sale.

The following table shows loans sold during the periods indicated:

	For the three months ended March 31, 2024
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Delinquent and non-performing loans
Multi-family residential	3	$1,551	$—	$55
Commercial	2	971	—	—
One-to-four family - mixed-use property	4	1,288	—	55
Total	9	$3,810	$—	$110

	For the three months ended March 31, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Delinquent and non-performing loans
Multi-family residential	5	$1,548	$—	$54
Commercial	2	840	—	—
One-to-four family - mixed-use property	1	187	—	—
Total	8	$2,575	$—	$54

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 30 operating leases for branches (including headquarters) and office spaces, seven operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from four months to approximately 12 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of the lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has four agreements in 2024 and five agreements in 2023 that qualified as short-term leases.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Operating lease ROU asset	$37,631	$39,557

Operating lease liability	$38,674	$40,822

Weighted-average remaining lease term-operating leases	6.0 years	6.1 years
Weighted average discount rate-operating leases	3.2%	3.2%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended
(In thousands)	Line Item Presented	March 31, 2024	March 31, 2023
Lease Cost
Operating lease cost	Occupancy and equipment	$2,236	$2,299
Operating lease cost	Other operating expenses	19	23
Short-term lease cost	Professional services and other operating expenses	42	56
Variable lease cost	Occupancy and equipment	270	281
Total lease cost		$2,567	$2,659

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$2,452	$2,394
Right-of-use assets obtained in exchange for new operating lease liabilities		$—	$846

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of March 31, 2024:

Minimum Rental
(In thousands)
Years ended December 31:
2024	$6,587
2025	9,244
2026	8,363
2027	4,286
2028	4,035
Thereafter	10,109
Total minimum payments required	42,624
Less: implied interest	(3,950)
Total lease obligations	$38,674

8.     Stock-Based Compensation

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of performance-based restricted stock units (“PRSUs”) in addition to time-based restricted stock units (“RSU”). Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of March 31, 2024, PRSUs granted in 2024 and 2023 are being accrued at target and PRSUs granted in 2022 are being accrued below target. The different levels of accrual are commensurate with the projected performance of the respective grant. As of March 31, 2024, 533,298 shares were available for future issuance under the 2014 Omnibus Plan.

For the three months ended March 31, 2024 and 2023, the Company’s net income, as reported, included $1.0 million and $3.1 million, respectively, of stock-based compensation costs, including the benefit of phantom stock awards, and $0.3 million and $0.8 million of income tax benefit, respectively, related to the stock-based compensation plans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2024 and 2023 the Company granted 217,650 and 235,850 RSU awards and 67,350 and 79,050 PRSU awards, respectively.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards and performance restricted stock units. Compensation cost is recognized over the vesting period of the award using the straight-line method. Forfeitures are recorded in the period they occur.

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the three months ended March 31, 2024:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2023	280,161	$21.14	77,570	$20.08
Granted	217,650	16.92	67,350	16.81
Vested	(145,435)	19.86	(30,540)	18.46
Non-vested awards at March 31, 2024	352,376	$19.06	114,380	$18.59
Vested but unissued at March 31, 2024	190,814	$20.18	63,645	$21.70

As of March 31, 2024, there was $7.1 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of awards vested for the three months ended March 31, 2024 and 2023, was $2.5 million and $5.0 million respectively.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2024:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2023	180,847	$16.48
Granted	7,272		$14.52
Distributions	(1,299)		$16.24
Outstanding and vested at March 31, 2024	186,820	$12.61

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($0.7) million for both of the three months ended March 31, 2024 and 2023. The total fair value of the distributions from the Phantom Stock Plan was $21,000 and $15,000 for the three months ended March 31, 2024 and 2023, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2024	2023
Employee Pension Plan:
Interest cost	$194	$203
Expected return on plan assets	(284)	(277)
Net employee pension benefit (1)	$(90)	$(74)

Outside Director Pension Plan:
Service cost	$2	$2
Interest cost	11	15
Amortization of unrecognized gain	(38)	(40)
Net outside director pension (benefit) expense (2)	$(25)	$(23)

Other Postretirement Benefit Plans:
Service cost	$42	$40
Interest cost	96	95
Amortization of unrecognized gain	(54)	(60)
Net other postretirement expense (1)	$84	$75

(1) Reported in the Consolidated Statements of Income as part of salaries and employee benefits.

(2) Reported in the Consolidated Statements of Income as part of other operating expenses.

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2023 that it expects to contribute $0.1 million to the outside director pension plan (the “Outside Director Pension Plan”) and $0.3 million to the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2024. The Company does not expect to contribute to the employee pension plan during the year ending December 31, 2024. As of March 31, 2024, the Company had contributed $12,000 to the Outside Director Pension Plan and $39,000 to the Other Postretirement Benefit Plans. As of March 31, 2024, the Company has not revised its expected contributions for the year ending December 31, 2024.

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities carried under the fair value option during the three months ended March 31, 2024 and 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net (loss) gain from fair value adjustments, at or for the periods ended as indicated:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the three months ended March 31,
Description	March 31, 2024	December 31, 2023	2024	2023
(In thousands)
Mortgage-backed securities	$254	$262	$—	$1
Other securities	13,077	13,097	(100)	109
Borrowed funds	48,622	47,850	(734)	2,509
Net gain (loss) from fair value adjustments			$(834)	$2,619

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2024 and December 31, 2023. The fair value of borrowed funds includes accrued interest payable of $0.4 million at both March 31, 2024 and December 31, 2023.

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

Level 1 – when quoted market prices are available in an active market. At March 31, 2024 and December 31, 2023, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2024 and December 31, 2023, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2024 and December 31, 2023, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at March 31, 2024 and December 31, 2023:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2024	2023	2024	2023	2024	2023	2024	2023

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$509,527	$354,344	$—	$—	$509,527	$354,344
Other securities	11,618	11,660	654,078	507,312	1,460	1,437	667,156	520,409
Interest rate swaps	—	—	75,166	69,013	—	—	75,166	69,013

Total assets	$11,618	$11,660	$1,238,771	$930,669	$1,460	$1,437	$1,251,849	$943,766

Liabilities:
Borrowings	$—	$—	$—	$—	$48,622	$47,850	$48,622	$47,850
Interest rate swaps	—	—	20,235	28,401	—	—	20,235	28,401

Total liabilities	$—	$—	$20,235	$28,401	$48,622	$47,850	$68,857	$76,251

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	March 31, 2024		March 31, 2023
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,437	$47,850	$1,516	$50,507
Net gain (loss) from fair value adjustment of financial assets (1)	23	—	(71)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	735	—	(2,509)
Increase (decrease) in accrued interest	—	(8)	—	12
Change in unrealized (gains) losses included in other comprehensive loss	—	45	—	107
Ending balance	$1,460	$48,622	$1,445	$48,117
Changes in unrealized gains (losses) held at period end	$—	$2,379	$—	$2,078

(1) Presented in the Consolidated Statements of Income under net (loss) gain from fair value adjustments.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2024
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,460	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

Liabilities:
Junior subordinated debentures	$48,622	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

	December 31, 2023
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,437	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

Liabilities:
Junior subordinated debentures	$47,850	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2024 and December 31, 2023, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at March 31, 2024 and December 31, 2023:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2024	2023	2024	2023	2024	2023	2024	2023

	(In thousands)
Assets:
Certain delinquent loans	$—	$—	$—	$—	$4,369	$5,279	$4,369	$5,279
Other real estate owned	—	—	—	—	665	—	665	—

Total assets	$—	$—	$—	$—	$5,034	$5,279	$5,034	$5,279

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$1,105	Sales approach	Adjustment to sales comparison value	-16.9% to -6.0%	-11.5%
			Reduction for planned expedited disposal	n/a	-15.0%

Certain delinquent loans	$3,264	Discounted Cashflow	Discount Rate	10.0% to 13.4%	12.4%
			Probability of Default	46.9% to 50.0%	49.2%

Other real estate owned	$665	Sales approach	Adjustment to sales comparison value	(15.0)%	n/a

	At December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$1,105	Sales approach	Adjustment to sales comparison value	-16.9% to -6.0%	-11.5%
			Reduction for planned expedited disposal	n/a	-15.0%

Certain delinquent loans	$4,174	Discounted Cashflow	Discount Rate	4.3% to 13.5%	12.7%
			Probability of Default	30.0% to 46.0%	33.5%

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The methods and assumptions used to estimate fair value at March 31, 2024 and December 31, 2023 are as follows:

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

Other Real Estate Owned and Other Repossessed Assets:

At the time of foreclosure these properties are acquired at fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or sometimes through an internal review. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount of the loan, the difference is recognized as a charge to the ACL. Further decreases to the estimated value will be recorded directly to the Consolidated Statements of Income through the establishment of a valuation allowance. The fair value for other repossessed assets are based upon the most recently reported arm’s length sales transaction. When there is no recent sale activity, the fair value is calculated using capitalization rates.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$210,723	$210,723	$210,723	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,850	6,944	—	6,944	—
Other securities	65,696	56,856	—	—	56,856
Securities available for sale
Mortgage-backed securities	509,527	509,527	—	509,527	—
Other securities	667,156	667,156	11,618	654,078	1,460
Loans	6,821,943	6,419,599	—	—	6,419,599
FHLB-NY stock	24,845	24,845	—	24,845	—
Accrued interest receivable	61,449	61,449	—	61,449	—
Interest rate swaps	75,166	75,166	—	75,166	—

Liabilities:

Deposits	$7,253,207	$7,221,342	$4,724,112	$2,497,230	$—
Borrowed Funds	671,474	624,058	—	575,436	48,622
Accrued interest payable	12,430	12,430	—	12,430	—
Interest rate swaps	—	20,235	—	20,235	—

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$172,157	$172,157	$172,157	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,855	7,058	—	7,058	—
Other securities	66,155	58,697	—	—	58,697
Securities available for sale
Mortgage-backed securities	354,344	354,344	—	354,344	—
Other securities	520,409	520,409	11,660	507,312	1,437
Loans	6,906,950	6,512,841	—	—	6,512,841
FHLB-NY stock	31,066	31,066	—	31,066	—
Accrued interest receivable	59,018	59,018	—	59,018	—
Interest rate swaps	69,013	69,013	—	69,013	—

Liabilities:

Deposits	$6,815,261	$6,778,657	$4,503,971	$2,274,686	$—
Borrowed Funds	841,281	801,156	—	753,306	47,850
Accrued interest payable	12,111	12,111	—	12,111	—
Interest rate swaps	28,401	28,401	—	28,401	—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.     Derivative Financial Instruments

At March 31, 2024 and December 31, 2023, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans and securities with a notional amount of $900.8 million and $902.5 million of swaps outstanding at March 31, 2024 and December 31, 2023, respectively; 2) to facilitate risk management strategies for our loan customers with $734.4 million of swaps outstanding, which include $367.2 million each with customers and bank counterparties at March 31, 2024 and $721.0 million of swaps outstanding, which include $360.5 million each with customers and bank counterparties at December 31, 2023; and 3) to mitigate exposure to rising interest rates on certain short-term advances, brokered deposits and municipal deposits with $826.8 million of swaps outstanding at both March 31, 2024 and December 31, 2023.

At both March 31, 2024 and December 31, 2023, the Company maintained portfolio layer hedges on a closed portfolio of AFS securities with a notional amount of $200.0 million and a closed portfolio of loans with a notional amount of $500.0 million.

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

At March 31, 2024 and December 31, 2023, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At March 31, 2024 and December 31, 2023, derivatives with a combined notional amount of $735.4 million and $722.0 million, respectively, were not designated as hedges. At March 31, 2024 and December 31, 2023, derivatives with a combined notional amount of $900.8 million and $902.5 million, respectively, were designated as fair value hedges. At both March 31, 2024 and December 31, 2023, derivatives with a combined notional amount of $825.8 million were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction affected earnings. During the three months ended March 31, 2024 and 2023, $6.9 million and $4.3 million in reduced expense, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense. A portion of the reduced expense is driven by the amortization of income from terminated cash flow hedges. This income is amortized over the remaining original terms of terminated cash flow hedges. During the three months ended March 31, 2024, the Company terminated seven cash flow hedges with a combined notional value of $420.8 million, resulting in a net gain of $1.7 million. There were no cashflow hedges terminated during the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, income from the amortization of terminated cash flow hedges totaled $0.8 million and $1.4 million, respectively. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) into earnings is $21.5 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

March 31, 2024	(In thousands)
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$825,750	$24,448	$—	$—
Fair value hedges:
Interest rate swaps (loans and securities)	900,825	30,482	—	—
Non hedge:
Interest rate swaps (loans and deposits)	368,195	20,236	367,195	20,235
Total	$2,094,770	$75,166	$367,195	$20,235

December 31, 2023
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$555,000	$21,973	$270,750	$1,076
Fair value hedges:
Interest rate swaps (loans and securities)	702,540	21,068	200,000	1,354
Non hedge:
Interest rate swaps (loans and deposits)	361,486	25,972	360,486	25,971
Total	$1,619,026	$69,013	$831,236	$28,401

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Loans
Multi-family residential	$78,986	$81,471	$(10,911)	$(9,078)
Commercial real estate	63,748	70,198	(5,300)	(4,778)
Commercial business	39,708	40,468	(3,940)	(3,523)
Total	$182,442	$192,137	$(20,151)	$(17,379)

Portfolio Layer
Loans held for Investment	$2,541,669	$2,590,087	$(6,334)	$(949)
Securities available for sale	272,523	283,195	(5,051)	(2,254)
Total	$2,814,192	$2,873,282	$(11,385)	$(3,203)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended
	Affected Line Item in the Statements	March 31,
(In thousands)	Where Net Income is Presented	2024	2023
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	3,587	1,897

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	949	58

Interest rate swaps - non hedge (municipal deposit)	Interest expense - Deposits	1	—

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	364	1,421

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	6,498	2,867
Total net income (expense) from the effects of derivative instruments		$11,399	$6,243

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
March 31, 2024
Assets:
Interest rate swaps	$75,166	$—	$75,166	$—	$(68,285)	$6,881
Liabilities:
Interest rate swaps	20,235	—	20,235	—	—	20,235

December 31, 2023
Assets:
Interest rate swaps	$69,013	$—	$69,013	$—	$(48,505)	$20,508
Liabilities:
Interest rate swaps	28,401	—	28,401	—	—	28,401

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended March 31, 2024
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

Other comprehensive income (loss) before reclassifications, net of tax	(172)	7,831	—	(31)	7,628

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(4,730)	(63)	—	(4,793)

Net current period other comprehensive income (loss), net of tax	(172)	3,101	(63)	(31)	2,835

Ending balance, net of tax	$(54,916)	$17,897	$(444)	$1,647	$(35,816)

	For the three months ended March 31, 2023
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

Other comprehensive income (loss) before reclassifications, net of tax	3,987	(2,180)	—	(74)	1,733

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(2,960)	(69)	—	(3,029)

Net current period other comprehensive income (loss), net of tax	3,987	(5,140)	(69)	(74)	(1,296)

Ending balance, net of tax	$(59,119)	$20,240	$(344)	$1,439	$(37,784)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended March 31, 2024
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)		Where Net Income is Presented
	(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$6,862		Interest expense
	(2,132)		Provision for income taxes
	$4,730

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$92	(1)	Other operating expenses
	(29)		Provision for income taxes
	$63

For the three months ended March 31, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)		Where Net Income is Presented
	(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$4,288		Interest expense
	(1,328)		Provision for income taxes
	$2,960

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$100	(1)	Other operating expenses
	(31)		Provision for income taxes
	$69

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) of the Notes to the Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of March 31, 2024, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 5.08% and 4.81% at March 31, 2024 and December 31, 2023, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$829,971	9.40%	$825,104	9.47%
Requirement to be well-capitalized	441,496	5.00	435,792	5.00
Excess	388,475	4.40	389,312	4.47

Common Equity Tier I risk-based capital:
Capital level	$829,971	12.46%	$825,104	12.22%
Requirement to be well-capitalized	433,032	6.50	438,878	6.50
Excess	396,939	5.96	386,226	5.72

Tier I risk-based capital:
Capital level	$829,971	12.46%	$825,104	12.22%
Requirement to be well-capitalized	532,962	8.00	540,157	8.00
Excess	297,009	4.46	284,947	4.22

Total risk-based capital:
Capital level	$871,575	13.08%	$864,999	12.81%
Requirement to be well-capitalized	666,203	10.00	675,196	10.00
Excess	205,372	3.08	189,803	2.81

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2024, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at March 31, 2024 and December 31, 2023 was 5.02% and 4.93%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	March 31, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$734,192	8.32%	$737,732	8.47%
Requirement to be well-capitalized	441,455	5.00	435,748	5.00
Excess	292,737	3.32	301,984	3.47

Common Equity Tier I risk-based capital:
Capital level	$687,458	10.32%	$691,754	10.25%
Requirement to be well-capitalized	433,192	6.50	438,770	6.50
Excess	254,266	3.82	252,984	3.75

Tier I risk-based capital:
Capital level	$734,192	11.02%	$737,732	10.93%
Requirement to be well-capitalized	533,160	8.00	540,024	8.00
Excess	201,032	3.02	197,708	2.93

Total risk-based capital:
Capital level	$965,796	14.49%	$967,627	14.33%
Requirement to be well-capitalized	666,450	10.00	675,030	10.00
Excess	299,346	4.49	292,597	4.33

14.     New Authoritative Accounting Pronouncements

Accounting Standards: Pending Adoption

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.  The ASU requires all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid.  The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign.  This ASU is effective for public business entities for annual periods beginning after December 15, 2024.  We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. This ASU enhances disclosures about significant segment expenses. The key amendments include: (1) a requirement that a public entity disclose on an annual an interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) a requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) a requirement that a public entity provide all annual disclosures

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

about a reportable segment's profit or loss currently required by GAAP in interim periods as well, (4) a clarification that if CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) a requirement that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) a requirement that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures.  This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  As we have one reportable segment, the requirements of this standard for such entities will apply beginning with the Company's annual report ending December 31, 2024.  We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At March 31, 2024, the Bank owns two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended March 31, 2024 we reported net income of $3.7 million, or $0.12 per diluted common share, a decrease of $0.3 million, or 8.9% from net income of $4.0 million, or $0.13 per diluted common share earned in the comparable prior year period. The decrease in net income was primarily driven by decreases in net interest income and non-interest income of $2.9 million and $3.8 million, respectively, and an increase in non-interest expense of $0.7 million, partially offset by a decrease of $6.9 million in the provision for credit losses.

During the three months ended March 31, 2024, the net interest margin decreased 21 basis points to 2.06% from 2.27% in the comparable prior year period. Excluding net gains (losses) from qualifying hedges and purchase accounting adjustments, the net interest margin decreased 19 basis points to 2.06% for the three months ended March 31, 2024 from 2.25% in the comparable prior year period.

Our loan portfolio is greater than 89% collateralized by real estate with an average loan to value of less than 36%. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At March 31, 2024 our allowance for credit losses (“ACL”) - loans stood at 60 basis points of gross loans and 164.1% of non-performing loans. Non-performing assets at the end of the quarter were 53 basis points of total assets.

Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment of goodwill. At March 31, 2024, the market capitalization of our reporting unit did not exceed its carrying value, however the fair value of our reporting unit is not driven solely by the market price of our stock. For goodwill impairment testing, management has concluded that the Company has one reporting unit. The Company performed the quantitative assessment in reviewing the carrying value of goodwill as of December 31, 2023, concluding that there was no goodwill impairment in this period. At March 31, 2024 we reviewed goodwill through a qualitative assessment concluding no impairment was indicated. We monitor goodwill for potential impairment triggers on a quarterly basis. Given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods.

The Bank and Company remain well-capitalized under current capital regulations of the FDIC and the Federal Reserve Board, respectively, and are subject to similar regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents quarterly operating data highlights for the periods indicated:

	For the three months ended March 31,
	2024	2023

	(In thousands except per share data)
Quarterly operating data:
Interest income	$109,499	$92,117
Interest expense	67,102	46,855
Net interest income	42,397	45,262
Provision for credit losses	592	7,508
Noninterest income	3,084	6,857
Noninterest expense	39,892	39,156
Income before income tax expense	4,997	5,455
Income tax expense	1,313	1,411
Net income	$3,684	$4,044

Basic earnings per common share	$0.12	$0.13
Dividends per common share	0.12	0.13
Average diluted shares	29,742	30,265

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

General. Net income for the three months ended March 31, 2024 was $3.7 million, a decrease of $0.3 million, or 8.9%, from $4.0 million for the three months ended March 31, 2023. Diluted earnings per common share were $0.12 for the three months ended March 31, 2024, a decrease of $0.01, or 7.7%, from $0.13 for the three months ended March 31, 2023.

Return on average equity was 2.20% for the three months ended March 31, 2024 compared to 2.37% for the three months ended March 31, 2023. Return on average assets was 0.17% for the three months ended March 31, 2024 compared to 0.19% for the three months ended March 31, 2023.

Interest Income. Interest and dividend income increased $17.4 million, or 18.9%, to $109.5 million for the three months ended March 31, 2024 from $92.1 million for the three months ended March 31, 2023. The increase in interest income was primarily attributable to the 71 basis point increase in the yield on interest-earning assets to 5.32% for the three months ended March 31, 2024 compared to 4.61% for the three months ended March 31, 2023. In addition, the average balance of total interest-earning assets increased $232.8 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on qualifying hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 72 basis points to 5.27% for the three months ended March 31, 2024 from 4.55% for the three months ended March 31, 2023.

Interest Expense. Interest expense increased $20.2 million, or 43.2%, to $67.1 million for the three months ended March 31, 2024 from $46.9 million for the three months ended March 31, 2023. The growth in interest expense was primarily due to an increase of 103 basis points in the average cost of interest-bearing liabilities to 3.83% for the three months ended March 31, 2024 from 2.80% for the three months ended March 31, 2023 and the increase of $311.4 million in the average balance of interest-bearing liabilities to $7,014.9 million for the three months ended March 31, 2024 from $6,703.6 million for the comparable prior year period. The increasing rate environment has on average caused our deposits to shift more towards higher rate CDs and reduced other deposit types.

Net Interest Income. Net interest income for the three months ended March 31, 2024 was $42.4 million, a decrease of $2.9 million, or 6.3%, from $45.3 million for the three months ended March 31, 2023. The decrease in net interest income was driven by the net interest margin decreasing 21 basis points to 2.06% for the three months ended March 31, 2024 from 2.27% for the three months ended March 31, 2023. Included in net interest income for the three months ended March 31,

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

2024 and 2023, was prepayment penalty income totaling $0.7 million and $0.6 million, respectively, net recovered interest from non-accrual loans totaling $0.2 million and $0.1 million, respectively, net gains and (losses) from fair value adjustments on qualifying hedges totaling ($0.2) million and $0.1 million, respectively, and purchase accounting income of $0.3 million for both periods. Excluding all of these items, the net interest margin for the three months ended March 31, 2024 was 2.01%, a decrease of 20 basis points, from 2.21% for the three months ended March 31, 2023.

Provision for Credit Losses. During the three months ended March 31, 2024, the provision for credit losses was $0.6 million compared to $7.5 million for the three months ended March 31, 2023. The provision recorded during the three months ended March 31, 2024, was driven by increasing reserves on one commercial business relationship, partially offset by a decrease in loan balances during the quarter. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 52.5% at March 31, 2024. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended March 31, 2024 was $3.1 million, a decrease of $3.8 million, or 55.0% from $6.9 million in the prior year comparable period. The decrease was primarily due to net losses from fair value adjustments totaling $0.8 million in the current period compared to a net gain of $2.6 million recorded during the prior year period.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2024 was $39.9 million, an increase of $0.7 million, or 1.9%, from $39.2 million for the three months ended March 31, 2023. The increase was primarily due to increases in FDIC insurance assessment rates and professional services expense, partially offset by a decrease in salary related expense accruals in the first quarter of 2024.

Income before Income Taxes. Income before income taxes for the three months ended March 31, 2024 was $5.0 million, a decrease of $0.5 million, or 8.4%, from $5.5 million for the three months ended March 31, 2023 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $1.3 million for the three months ended March 31, 2024, a decrease of $0.1 million, or 6.9%, from $1.4 million for the three months ended March 31, 2023. The decrease was primarily due to the decline in income before income taxes. The effective tax rate for the three months ended March 31, 2024 was 26.3% compared to 25.9% for the three months ended March 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at March 31, 2024 were $8,807.3 million, an increase of $270.1 million, or 3.2%, from $8,537.2 million at December 31, 2023. The increase in total assets was mainly due to available for sale securities increasing $301.9 million, or 34.5%, to $1,176.7 million as the Company purchased primarily adjustable-rate securities. Total net loans decreased $85.6 million, or 1.2%, during the three months ended March 31, 2024, to $6,781.2 million from $6,866.8 million at December 31, 2023. Loan originations and purchases were $130.0 million for the three months ended March 31, 2024, a decrease of $43.5 million, or 25.1%, from $173.5 million for the three months ended March 31, 2023. The decreased loan originations were a result of the absence of loans that met both our underwriting and pricing criteria. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $173.9 million at March 31, 2024, compared to $163.1 million at December 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2024	2023
Multi-family residential	$11,805	$42,164
Commercial real estate	10,040	15,570
One-to-four family – mixed-use property	750	4,938
One-to-four family – residential (1)	52,539	4,296
Construction (2)	1,895	10,592
Small Business Administration	—	318
Commercial business and other (3)	52,955	95,668
Total	$129,984	$173,546

(1) Includes purchases of $52.3 million for the three months ended March 31, 2024.

(2) Includes purchases of $0.1 million for the three months ended March 31, 2023.

(3) Includes purchases of $23.5 million and $44.3 million for the three months ended March 31, 2024 and 2023, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended March 31, 2024 had an average loan-to-value ratio of 41.6% and an average debt coverage ratio of 172.0%.

The Bank’s non-performing assets totaled $46.3 million at March 31, 2024, an increase of $0.1 million, or 0.2% from December 31, 2023. Total non-performing assets as a percentage of total assets were 0.53% at March 31, 2024 and 0.54% at December 31, 2023. The ratio of ACL – loans to total non-performing loans was 164.1% at March 31, 2024 and 159.5% at December 31, 2023.

During the three months ended March 31, 2024 mortgage-backed securities increased $155.2 million, or 42.8%, to $517.4 million from $362.2 million at December 31, 2023. The increase during the three months ended March 31, 2024 was primarily due to purchases of $168.5 million of primarily adjustable-rate securities with an average yield of 6.43% partially offset by principal repayments totaling $8.6 million and a decrease in the fair value of market adjustments totaling $4.5 million.

During the three months ended March 31, 2024, other securities increased $146.3 million, or 25.0%, to $731.8 million from $585.5 million at December 31, 2023. The increase in other securities during the three months ended March 31, 2024, was primarily due to purchases of $214.2 million of adjustable-rate CLOs at an average yield of 6.96%, partially offset by maturities, repayments and calls totaling $69.9 million. At March 31, 2024, other securities primarily consisted of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds, and CLOs.

Liabilities. Total liabilities were $8,137.5 million at March 31, 2024, an increase of $270.1 million, or 3.4%, from $7,867.4 million at December 31, 2023. During the three months ended March 31, 2024, due to depositors increased $406.2 million, or 6.0%, to $7,171.2 million due to an increase of NOW accounts totaling $232.5 million and certificates of deposit of $217.8 million. At March 31, 2024, the Company had uninsured deposits totaling $2.5 billion, or 34.1% of deposits with $1.3 billion of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.2 billion or 16.8% of deposits. Uninsured deposits are greatly influenced by our government deposit portfolio. These deposits include natural seasonality that affects both the uninsured deposit levels and other sources of liquidity used. Borrowed funds decreased $169.8 million, or 20.2%, during the three months ended March 31, 2024, primarily due to funding being provided by the growth of deposits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Total deposits at the periods shown and the weighted average rate on deposits at March 31, 2024 and December 31, 2023, are as follows:

			Weighted Average	Weighted Average
	March 31,	December 31,	Nominal Rate	Nominal Rate
	2024	2023	2024 (1)	2023 (1)

Interest-bearing deposits:	(Dollars in thousands)
Certificate of deposit accounts	$2,529,095	$2,311,290	4.85%	4.51%
Savings accounts	105,147	108,605	0.46	0.45
Money market accounts	1,717,298	1,726,404	4.05	3.91
NOW accounts	2,003,649	1,771,164	3.96	3.58
Total interest-bearing deposits	6,355,189	5,917,463
Non-interest bearing demand deposits	815,937	847,416
Total due to depositors	7,171,126	6,764,879
Mortgagors' escrow deposits	82,081	50,382	0.27	0.25
Total deposits	$7,253,207	$6,815,261

(1) The weighted average rate does not reflect the benefit of interest rate swaps.

Included in deposits were brokered deposits totaling $1,112.3 million, an increase of $10.3 million from $1,102.0 million at December 31, 2023. We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the federal funds rates. A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At March 31, 2024 and December 31, 2023, $775.8 million and $680.0 million, respectively, were hedged using interest rate swaps. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured. At March 31, 2024 and March 31, 2023, the Bank did not hold any uninsured brokered deposits.

The following table shows the composition of brokered deposits at the periods indicated below:

	March 31,	December 31,
(In thousands)	2024	2023
NOW accounts	$96,780	$187,119
Money market accounts	51,328	96,596
Certification of deposit	964,201	818,287
Total brokered deposits	$1,112,309	$1,102,002

Interest expense on brokered deposits is summarized as follows for the periods indicated below:

	For the three months ended
	March 31,
(In thousands)	2024	2023
NOW accounts	$144	$129
Money market accounts	526	1,380
Certification of deposit	4,966	2,551
Total interest expense on brokered deposits	$5,636	$4,060

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Equity. Total stockholders’ equity was $669.8 million at both March 31, 2024, and December 31, 2023. Stockholders’ equity was impacted by the payment of dividends on the Company’s common stock of $0.22 per common share totaling $6.5 million, offset by net income of $3.7 million and an increase of $2.8 million in other comprehensive income (loss). Book value per common share was $23.04 at March 31, 2024 compared to $23.21 at December 31, 2023.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity are to maintain the ability to originate and purchase loans, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. At March 31, 2024, the Company had $2.9 billion in combined available liquidity through cash lines with the FHLB, Federal Reserve and other commercial banks as well as unencumbered securities compared to $3.4 billion at December 31, 2023. The decline from December 31, 2023 was primarily due to the FHLB reducing the available lines to all its member banks in 2024 from 45% of total assets to 30% of total assets. To offset the availability lost from the change in FHLB policy, the Company expanded its line with the Federal Reserve in April 2024. As of April 15, 2024, the Company had $3.3 billion in combined available liquidity through cash lines with the FHLB, Federal Reserve and other commercial banks as well as unencumbered securities.

The following table presents the Company’s available liquidity by source at the period indicated below:

	At March 31, 2024
	Total	Amount	Net
	Available	Used	Availability

Internal Sources:	(In millions)
Unencumbered Securities	$902.5	$—	$902.5
Interest Earnings Deposits	104.2	—	104.2
External Sources:
Federal Home Loan Bank	2,560.8	1,724.1	836.7
Federal Reserve Bank	65.7	—	65.7
Other Banks	979.0	—	979.0
Total Liquidity	$4,612.2	$1,724.1	$2,888.1

Liquidity management is both a short and long-term function of business management. During 2024, funds were provided by the Company’s financing activities, which were used to fund our operating and investing activities. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2024, cash and cash equivalents totaled $210.7 million, an increase of $38.6 million, or 22.4% from $172.2 million, at December 31, 2023. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At March 31, 2024 and December 31, 2023, restricted cash totaled $59.6 million and $47.9 million, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

INTEREST RATE RISK(1)

Interest rate risk is the impact on earnings and capital from changes in interest rates. Interest rate risk exists because our interest-earning assets and interest-bearing liabilities may mature or reprice at different times or by different amounts. We assess interest rate risk by comparing the results of several income and capital simulations scenarios to the base case compared to scenarios with changes in interest rates, degree of change over time, speed of change, and changes in the shape of the yield curve. These scenarios have assumptions including loan originations, investment securities purchases and sales, prepayment rates on loans and investment securities, deposit flows, and mix and pricing decisions.

Asset/Liability Management. Asset/liability management involves assessing, monitoring and managing interest rate risk. The asset liability committee (“ALCO”) Investment Committee of the Board of Directors (“Board ALCO”) has primary oversight responsibility of interest rate risk. The actions and activities of the Board ALCO are dictated by the “ALCO and Investment Committee Charter of the Company Board of Directors (the “Charter”). The Board ALCO has established policy limits for changes of net interest income and the economic value of equity under various scenarios and liquidity risk limits to ensure the Company has sufficient liquid assets to meet its short-term obligations, even during periods of financial stress and is reviewed no less frequently than quarterly. The ALCO policy and oversight is interconnected to the Company’s capital plan.

The Board ALCO reviews simulations of various interest rate scenarios to assess the potential impact on the Company’s balance sheet and income statement. The model employed by the Company uses a statistic balance sheet as of the date the modeling is being generated. The limitation to this model is that unexpected events may not be captured in the output. The model is validated no less frequently than annually with the variables in the model subjected to annual stress tests.  In addition, the interest rate risk model is back-tested no less frequently than quarterly to ensure the model remains consistent with actual results. The information from the interest rate risk modeling allows the Board ALCO to assess the potential impact of interest rate changes on the Company’s profitability and future earnings.

The interest rate risk scenarios affect the position the Company may take with the pricing of assets and liabilities.

Models are inherently imperfect and subject to assumptions and limitations.  The model output is affected by the data quality and the assumptions used.  The Company uses both internal and external inputs into the model.  The market interest rates are obtained from the Federal Reserve WIRP curve and may be adjusted by the management level ALCO committee (“Management ALCO”); the change in deposit betas is based upon deposit studies completed by an independent third party; loan prepayment assumptions are based upon internal analysis; loan origination data is Company generated; and additions to assets and liabilities is derived from the budget or forecast or internally generated projected cash flows.

There was no material change in the source of the data used in our interest rate risk modeling in the current year. Current economic factors such as interest rate forecasts as changed from period over period may affect the modeling. Key assumptions include deposit betas and loan origination yields. Deposit betas vary by product and direction of interest rates. In an upward shock, weighted average deposit betas (based on period end balances) were 70% at March 31, 2024 compared to 68% at March 31, 2023. In a downward shock, weighted average deposit betas (based on period end balances) were 61% at March 31, 2024 compared to 59% at March 31, 2023. Loan origination yields vary by product and the weighted average yield (based on period end loan balances) was 7.16% at March 31, 2024 compared to 6.50% at March 31, 2023.

Management ALCO, which consists of representatives from treasury, finance, business units, and senior management, oversees the interest rate risk, liquidity risk and capital risk while providing regular reports to the Board ALCO. These reports quantify the potential changes in net interest income and economic value of equity through various rate scenarios.  The Management ALCO also provides the results of the liquidity stress test prepared by the Chief Risk Officer, the sensitivity analyses of the interest rate risk model variables, and the capital position of the Company and the Bank.

(1) There are significant differences between this discussion and the most recent comparable disclosure in the 10-K.

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2024. Various estimates regarding prepayment assumptions are made at each level of rate shock. At March 31, 2024, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the change in the Company’s net portfolio value and the net portfolio ratio as of March 31, 2024:

	Projected Percentage Change In
Change in Interest Rate	Net Portfolio Value (NPV)	Net Portfolio Value Ratio
-200 Basis points	(3.4)%	7.4%
-100 Basis points	(1.2)	7.7
Base interest rate	-	8.0
+100 Basis points	(3.1)	7.8
+200 Basis points	(6.0)	7.7

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2024 and 2023. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2024, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of March 31, 2024 and 2023:

	Projected Percentage
	Change In
	Net Interest Income
Change in Interest Rate	2024	2023
-200 Basis points	(2.0)%	4.9%
-100 Basis points	(0.7)	3.0
Base interest rate	-	-
+100 Basis points	(2.6)	(5.9)
+200 Basis points	(5.5)	(12.2)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 2.1% from a 200 basis point increase in rates over the next twelve months and a 1.3% reduction from a 200 basis point decrease in rate over the same period. Actual results could differ significantly from these estimates.

At March 31, 2024, the Company had a derivative portfolio with a notional value totaling $2.5 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of forward swaps on certain short-term advances and brokered deposits totaling $825.8 million.  At March 31, 2024, $775.8 million of the forward swaps were effective swaps at a weighted average rate of 2.33%, of which $50.0 million at an average rate of 1.25% will mature in the second quarter of 2024 and will be replaced by forward starting swaps totaling $50.0 million at an average rate of 0.80%.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2024				2023
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,353,606	$71,572	5.35%		$5,333,274	$62,054	4.65%
Other loans, net	1,450,511	21,387	5.90		1,537,918	20,835	5.42
Total loans, net (1) (2)	6,804,117	92,959	5.46		6,871,192	82,889	4.83
Taxable securities:
Mortgage-backed securities	462,934	3,696	3.19		457,911	2,281	1.99
Other securities	590,204	8,504	5.76		411,723	4,611	4.48
Total taxable securities	1,053,138	12,200	4.63		869,634	6,892	3.17
Tax-exempt securities: (3)
Other securities	65,939	474	2.88		66,828	477	2.86
Total tax-exempt securities	65,939	474	2.88		66,828	477	2.86
Interest-earning deposits and federal funds sold	311,966	3,966	5.09		194,722	1,959	4.02
Total interest-earning assets (3)	8,235,160	109,599	5.32		8,002,376	92,217	4.61
Other assets	472,345				465,941
Total assets	$8,707,505				$8,468,317
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$106,212	122	0.46		$134,945	126	0.37
NOW accounts	1,935,250	18,491	3.82		1,970,555	13,785	2.80
Money market accounts	1,725,714	17,272	4.00		2,058,523	14,102	2.74
Certificate of deposit accounts	2,406,283	21,918	3.64		1,679,517	11,007	2.62
Total due to depositors	6,173,459	57,803	3.75		5,843,540	39,020	2.67
Mortgagors' escrow accounts	73,822	62	0.34		70,483	36	0.20
Total deposits	6,247,281	57,865	3.70		5,914,023	39,056	2.64
Borrowed funds	767,646	9,237	4.81		789,535	7,799	3.95
Total interest-bearing liabilities	7,014,927	67,102	3.83		6,703,558	46,855	2.80
Non-interest-bearing deposits	834,217				896,462
Other liabilities	189,176				185,239
Total liabilities	8,038,320				7,785,259
Equity	669,185				683,058
Total liabilities and equity	$8,707,505				$8,468,317
Net interest income / net interest rate spread (tax equivalent) (3)		$42,497	1.49%			$45,362	1.81%
Net interest-earning assets / net interest margin(tax equivalent) (3)	$1,220,233		2.06%		$1,298,818		2.27%
Ratio of interest-earning assets to interest-bearing liabilities			1.17	X			1.19	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of ($0.2) million and $0.1 million for three months ended March 31, 2024 and 2023, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended March 31, 2024 and 2023.

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

	For the three months ended March 31,
(In thousands)	2024	2023
Mortgage Loans
At beginning of period	$5,425,586	$5,380,935
Mortgage loans originated:
Multi-family residential	11,805	42,164
Commercial real estate	10,040	15,570
One-to-four family mixed-use property	750	4,938
One-to-four family residential	225	4,296
Construction	1,895	10,463
Total mortgage loans originated	24,715	77,431

Mortgage loans purchased:
One-to-four family residential	52,314	—
Construction	—	129
Total mortgage loans purchased	52,314	129

Less:
Principal reductions	107,090	102,543
Mortgage loan sales	3,540	2,375
Charge-Offs	14	—
At end of period	$5,391,971	$5,353,577

Commercial business loans
At beginning of period	$1,472,723	$1,544,823
Loans originated:
Small Business Administration	—	318
Commercial business	28,442	51,081
Other	1,014	250
Total commercial business and other loans originated	29,456	51,649

Commerical business loans purchased:
Commercial business	23,499	44,337
Total commercial business loans purchased	23,499	44,337

Less:
Principal reductions	97,665	89,901
Charge-offs	44	9,292
At end of period	$1,427,969	$1,541,616

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table shows our non-performing assets at the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Loans 90 days or more past due and still accruing:
Multi-family residential	$—	$1,463
Total	—	1,463
Non-accrual mortgage loans:
Multi-family residential	4,669	3,206
One-to-four family mixed-use property	911	981
One-to-four family residential	3,768	5,181
Total	9,348	9,368

Non-accrual commercial business loans:
Small Business Administration	2,552	2,552
Commercial Business and other	12,929	11,789
Total	15,481	14,341
Total non-accrual loans	24,829	23,709

Total non-performing loans	24,829	25,172
Other non-performing assets:
Real estate acquired through foreclosure	665	—
Held-to-maturity securities	20,760	20,981
Total	21,425	20,981

Total non-performing assets	$46,254	$46,153

Non-performing loans to gross loans	0.36%	0.36%
Non-performing assets to total assets	0.53%	0.54%

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolio, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2024. The amortized cost of Criticized and Classified assets was $81.9 million at March 31, 2024, a decrease of $17.1 million from $99.1 million at December 31, 2023. The Company had one investment security with an amortized cost of $20.8 million and $21.0 million classified as substandard at March 31, 2024 and December 31, 2023, respectively.

Included within net loans at March 31, 2024 and December 31, 2023, were $4.6 million and $4.8 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the three months ended March 31,
(In thousands)	2024	2023
Balance at beginning of period	$40,161	$40,442
Loans- charge-off	(58)	(9,298)
Loans- recovery	54	64
Loans- provision (benefit)	595	7,521
Allowance for credit losses - loans	$40,752	$38,729

Balance at beginning of period	$1,087	$1,100
HTM securities (benefit) provision	(3)	(13)
Allowance for credit losses - HTM securities	$1,084	$1,087

Balance at beginning of period	$1,102	$970
Off-balance sheet- (benefit) provision	(106)	(85)
Allowance for credit losses - off-balance sheet	$996	$885

Allowance for credit losses	$42,832	$40,701

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2024	2023
Balance at beginning of year	$40,161	$40,442
Provision (benefit) for credit losses	595	7,521

Loans charged-off:
One-to-four family - residential	(14)	(6)
Small Business Administration	—	(6)
Commercial business and other loans	(44)	(9,286)
Total loans charged-off	(58)	(9,298)

Recoveries:
Multi-family residential	—	1
One-to-four family - residential	1	42
Small Business Administration	5	12
Commercial business and other	48	9
Total recoveries	54	64

Net charge-offs	(4)	(9,234)
Balance at end of year	$40,752	$38,729

Ratio of net charge-offs to average loans outstanding during the period	0.00%	0.54%
Ratio of ACL - loans to gross loans at end of period	0.60%	0.56%
Ratio of ACL - loans to non-accrual loans at end of period	164.13%	182.89%
Ratio of ACL - loans to non-performing loans at end of period	164.13%	182.89%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of these disclosure controls and procedures were not effective. The Company previously disclosed in its annual report on Form 10-K for the year ended December 31, 2023, that the Company’s disclosure controls and procedures, as well as its internal control over financial reporting, were not effective to prevent material misstatements resulting from material unusual transactions. During the period covered by this Quarterly Report, Management remediated the design and implementation of controls related to material unusual transactions by implementing policies to prepare a technical accounting memorandum and careful evaluation of areas of judgement. Management believes the material weakness will be fully remediated when the implemented control operates.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2024:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2024	—	—	—	807,964
February 1 to February 29, 2024	—	—	—	807,964
March 1 to March 31, 2024	—	—	—	807,964
Total	—	$—	—

During the quarter ended March 31, 2024, the Company did not repurchase any shares of the Company’s common stock. On March 31, 2024, 807,964 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	May 6, 2024	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	May 6, 2024	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer