Form 10-Q
period 2024-09-30
FLUSHING FINANCIAL CORP
filed 2024-11-05
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2024 was 29,068,903.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	September 30,	December 31,
	2024	2023

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks (restricted cash of $22,815 and $47,945, respectively)	$267,643	$172,157
Securities held-to-maturity, net of allowance of $1,086 and $1,087, respectively (assets pledged of $4,715 and $4,595, respectively; fair value of $63,952 and $65,755, respectively)	71,700	72,923
Securities available for sale, at fair value (amortized cost of $1,677,854 and $954,164, respectively; assets pledged of $225,553 and $195,444, respectively; $13,850 and $13,359 at fair value pursuant to the fair value option, respectively)	1,614,249	874,753
Loans, net of fees and costs	6,818,328	6,906,950
Less: Allowance for credit losses	(40,342)	(40,161)
Net loans	6,777,986	6,866,789
Interest and dividends receivable	64,369	59,018
Bank premises and equipment, net	18,544	21,273
Federal Home Loan Bank of New York stock, at cost	32,745	31,066
Bank owned life insurance	217,200	213,518
Goodwill	17,636	17,636
Core deposit intangibles	1,220	1,537
Right of use asset	44,787	39,557
Other assets	152,807	167,009
Total assets	$9,280,886	$8,537,236

Liabilities
Due to depositors:
Non-interest bearing	$860,930	$847,416
Interest-bearing	6,638,093	5,917,463
Total Due to depositors	7,499,023	6,764,879
Mortgagors' escrow deposits	73,372	50,382
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	610,050	605,801
Subordinated debentures	188,150	187,630
Junior subordinated debentures, at fair value	47,923	47,850
Total borrowed funds	846,123	841,281
Operating lease liability	45,437	40,822
Other liabilities	150,040	170,035
Total liabilities	8,613,995	7,867,399

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 34,087,623 shares issued; 29,068,903 shares and 28,865,810 shares outstanding, respectively)	341	341
Additional paid-in capital	261,274	264,534
Treasury stock, at average cost (5,018,720 shares and 5,221,813 shares, respectively)	(101,633)	(106,070)
Retained earnings	547,708	549,683
Accumulated other comprehensive loss, net of taxes	(40,799)	(38,651)
Total stockholders' equity	666,891	669,837

Total liabilities and stockholders' equity	$9,280,886	$8,537,236

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$95,780	$91,466	$281,467	$259,732
Interest and dividends on securities:
Interest	24,215	10,383	54,965	26,795
Dividends	33	33	99	92
Other interest income	2,565	2,154	8,791	6,095
Total interest and dividend income	122,593	104,036	345,322	292,714
Interest expense
Deposits	66,150	50,066	184,908	135,371
Other interest expense	10,840	9,543	29,638	24,276
Total interest expense	76,990	59,609	214,546	159,647
Net interest income	45,603	44,427	130,776	133,067
Provision (benefit) for credit losses	1,727	596	3,128	9,520
Net interest income after provision (benefit) for credit losses	43,876	43,831	127,648	123,547
Non-interest income
Banking services fee income	1,790	2,636	4,767	5,827
Net gain (loss) on sale of loans	137	—	273	108
Net gain (loss) from fair value adjustments	974	(1,246)	197	1,667
Federal Home Loan Bank of New York stock dividends	624	624	2,036	1,855
Life insurance proceeds	1	23	1	584
Bank owned life insurance	1,260	1,157	3,683	3,400
Other income	1,491	115	2,620	1,745
Total non-interest income (loss)	6,277	3,309	13,577	15,186
Non-interest expense
Salaries and employee benefits	22,216	20,346	66,052	62,598
Occupancy and equipment	3,745	3,371	11,237	10,698
Professional services	2,752	2,494	8,330	7,046
FDIC deposit insurance	1,318	912	4,292	2,832
Data processing	1,681	1,422	5,193	4,330
Depreciation and amortization of bank premises and equipment	1,436	1,482	4,318	4,474
Other real estate owned / foreclosure expense	135	185	405	500
Net (gain) loss from sales of real estate owned	(174)	—	(174)	—
Other operating expenses	5,587	6,176	17,982	18,176
Total non-interest expense	38,696	36,388	117,635	110,654
Income before income taxes	11,457	10,752	23,590	28,079
Provision for income taxes
Federal	1,484	2,029	3,583	5,318
State and local	1,067	888	2,095	2,196
Total provision for income taxes	2,551	2,917	5,678	7,514
Net income	$8,906	$7,835	$17,912	$20,565

Basic earnings per common share	$0.30	$0.26	$0.60	$0.69
Diluted earnings per common share	$0.30	$0.26	$0.60	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Net income	$8,906	$7,835	$17,912	$20,565
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of $28 and $31, respectively, and of $86 and $93, respectively.	(64)	(69)	(190)	(207)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($5,886) and $2,423, respectively, and of ($4,909) and $2,516, respectively.	13,062	(5,398)	10,896	(5,815)
Net unrealized gains (losses) on cashflow hedges, net of taxes of $6,542 and ($132), respectively, and of $5,779 and ($624), respectively.	(14,518)	294	(12,825)	1,473
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($17) and ($116), respectively and of $12 and ($47) respectively.	37	261	(29)	106
Other comprehensive income (loss), net of tax:	(1,483)	(4,912)	(2,148)	(4,443)
Comprehensive net income	$7,423	$2,923	$15,764	$16,122

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2023	28,865,810	$341	$264,534	$(106,070)	$549,683	$(38,651)	$669,837

Net income	—	—	—	—	3,684	—	3,684
Vesting of restricted stock unit awards	301,319	—	(5,811)	6,111	(300)	—	—
Stock-based compensation expense	—	—	1,690	—	—	—	1,690
Repurchase of shares to satisfy tax obligation	(98,573)	—	—	(1,682)	—	—	(1,682)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,537)	—	(6,537)
Other comprehensive income (loss)	—	—	—	—	—	2,835	2,835
Balance at March 31, 2024	29,068,556	$341	$260,413	$(101,641)	$546,530	$(35,816)	$669,827
Net income	—	—	—	—	5,322	—	5,322
Vesting of restricted stock unit awards	500	—	(5)	10	(5)	—	—
Stock-based compensation expense	—	—	177	—	—	—	177
Repurchase of shares to satisfy tax obligation	(176)	—	—	(2)	—	—	(2)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,502)	—	(6,502)
Other comprehensive income (loss)	—	—	—	—	—	(3,500)	(3,500)
Balance at June 30, 2024	29,068,880	$341	$260,585	$(101,633)	$545,345	$(39,316)	$665,322
Net income	—	—	—	—	8,906	—	8,906
Vesting of restricted stock unit awards	40	—	—	—	—	—	—
Stock-based compensation expense	—	—	689	—	—	—	689
Repurchase of shares to satisfy tax obligation	(17)	—	—	—	—	—	—
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,543)	—	(6,543)
Other comprehensive income (loss)	—	—	—	—	—	(1,483)	(1,483)
Balance at September 30, 2024	29,068,903	$341	$261,274	$(101,633)	$547,708	$(40,799)	$666,891

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Contd.)

(Unaudited)

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2022	29,476,391	$341	$264,332	$(98,535)	$547,507	$(36,488)	$677,157

Net income	—	—	—	—	4,044	—	4,044
Vesting of restricted stock unit awards	256,798	—	(5,264)	5,484	(220)	—	—
Purchase of treasury shares	(159,516)	—	—	(3,053)	—	—	(3,053)
Stock-based compensation expense	—	—	3,808	—	—	—	3,808
Repurchase of shares to satisfy tax obligation	(85,217)	—	—	(1,656)	—	—	(1,656)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,659)	—	(6,659)
Other comprehensive income (loss)	—	—	—	—	—	(1,296)	(1,296)
Balance at March 31, 2023	29,488,456	$341	$262,876	$(97,760)	$544,672	$(37,784)	$672,345
Net income	—	—	—	—	8,686	—	8,686
Vesting of restricted stock unit awards	1,690	—	(30)	35	(5)	—	—
Purchase of treasury shares	(528,815)	—	—	(6,841)	—	—	(6,841)
Stock-based compensation expense	—	—	898	—	—	—	898
Repurchase of shares to satisfy tax obligation	(612)	—	—	(8)	—	—	(8)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,598)	—	(6,598)
Other comprehensive income (loss)	—	—	—	—	—	1,765	1,765
Balance at June 30, 2023	28,960,719	$341	$263,744	$(104,574)	$546,755	$(36,019)	$670,247
Net income	—	—	—	—	7,835	—	7,835
Vesting of restricted stock unit awards	5,430	—	(108)	111	(3)	—	—
Purchase of treasury shares	(59,352)	—	—	(942)	—	—	(942)
Stock-based compensation expense	—	—	850	—	—	—	850
Repurchase of shares to satisfy tax obligation	(2,172)	—	—	(28)	—	—	(28)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,529)	—	(6,529)
Other comprehensive income (loss)	—	—	—	—	—	(4,912)	(4,912)
Balance at September 30, 2023	28,904,625	$341	$264,486	$(105,433)	$548,058	$(40,931)	$666,521

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2024	2023

	(In thousands)
Operating Activities
Net income	$17,912	$20,565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	3,128	9,520
Depreciation and amortization of premises and equipment	4,318	4,474
Net (loss) gain on sales of loans	(273)	(108)
Net amortization (accretion) of premiums and discounts	2,797	2,159
Net (gain) loss on sales of REO	(174)	—
Deferred income tax provision (benefit)	1,969	2,798
Net (gain) loss from fair value adjustments	(197)	(1,667)
Net (gain) loss from fair value adjustments of hedges	(53)	112
Gain from life insurance proceeds	(1)	(584)
Bank owned life insurance	(3,683)	(3,400)
Stock-based compensation expense	2,556	5,556
Deferred compensation	(1,872)	(2,957)
Amortization of core deposit intangibles	317	366
(Increase) decrease in other assets	(16,035)	(18,711)
Increase (decrease) in other liabilities	(1,965)	(6,793)
Net cash provided by (used in) operating activities	8,744	11,330
Investing Activities
Purchases of premises and equipment	(1,620)	(4,026)
Purchases of Federal Home Loan Bank New York stock	(32,012)	(114,436)
Redemptions of Federal Home Loan Bank New York stock	30,333	116,457
Proceeds from prepayments of securities held-to-maturity	1,219	593
Purchases of securities available for sale	(934,881)	(171,934)
Proceeds from sales and calls of securities available for sale	83,669	-
Proceeds from maturities and prepayments of securities available for sale	129,724	46,762
Proceeds from sale of real estate owned	839	—
Proceeds from bank owned life insurance	14	3,075
Change in cash collateral	(25,130)	25,800
Net repayments (originations) of loans	206,743	134,166
Purchases of loans	(130,334)	(120,720)
Proceeds from sale of loans originally classified as held to investment	18,760	9,042
Net cash provided by (used in) investing activities	(652,676)	(75,221)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the nine months ended September 30,
	2024	2023

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$13,514	$(46,818)
Net increase (decrease) in interest-bearing deposits	719,930	218,624
Net increase (decrease) in mortgagors' escrow deposits	22,990	23,853
Net (repayments) proceeds from short-term borrowed funds	(95,750)	(285,750)
Proceeds from long-term borrowing	300,000	274,469
Repayment of long-term borrowings	(200,000)	(39,001)
Purchase of treasury shares	—	(10,836)
Repurchase of shares to satisfy tax obligations	(1,684)	(1,692)
Cash dividends paid	(19,582)	(19,786)
Net cash provided by (used in) financing activities	739,418	113,063
Net increase (decrease) in cash and cash equivalents, and restricted cash	95,486	49,172
Cash, cash equivalents, and restricted cash, beginning of period	172,157	151,754
Cash, cash equivalents, and restricted cash, end of period	$267,643	$200,926
Supplemental Cash Flow Disclosure
Interest paid	$203,257	$154,896
Income taxes paid	6,178	6,272
Transfer of loans held for investment to other real estate owned	665	—
Transfer of loans held for investment to held for sale	18,148	8,506

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

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the evaluation of goodwill for impairment, the review of the need for a valuation allowance of the Company’s deferred tax assets, and the fair value of financial instruments. Management performed a qualitative review of goodwill at September 30, 2024, concluding no impairment was indicated.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Net income, as reported	$8,906	$7,835	$17,912	$20,565
Divided by:
Total weighted average common shares outstanding and common stock equivalents	29,742	29,703	29,758	30,017

Basic earnings per common share	$0.30	$0.26	$0.60	$0.69
Diluted earnings per common share	$0.30	$0.26	$0.60	$0.69
Dividend Payout ratio	73.3%	84.6%	110.0%	95.7%

4.     Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity on September 30, 2024:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$64,945	$56,709	$—	$(8,236)
Total municipals	64,945	56,709	—	(8,236)

FNMA	7,841	7,243	—	(598)
Total mortgage-backed securities	7,841	7,243	—	(598)
Total before allowance for credit losses	72,786	$63,952	$—	$(8,834)

Allowance for credit losses	(1,086)
Total	$71,700

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s portfolio of securities held-to-maturity on December 31, 2023:

			Gross	Gross
	Amortized		Unrecognized	Unrecognized
	Cost	Fair Value	Gains	Losses

	(In thousands)
Municipals	$66,155	$58,697	$—	$(7,458)
Total municipals	66,155	58,697	—	(7,458)

FNMA	7,855	7,058	—	(797)
Total mortgage-backed securities	7,855	7,058	—	(797)
Total before allowance for credit losses	74,010	$65,755	$—	$(8,255)

Allowance for credit losses	(1,087)
Total	$72,923

The following table summarizes the Company’s portfolio of securities available for sale on September 30, 2024:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

	(In thousands)
U.S. government agencies	$30,016	$29,856	$106	$(266)
Corporate	183,281	169,555	407	(14,133)
Mutual funds	12,168	12,168	—	—
Collateralized loan obligations	473,762	474,500	1,663	(925)
Other	1,439	1,439	—	—
Total other securities	700,666	687,518	2,176	(15,324)
REMIC and CMO	723,583	704,494	4,055	(23,144)
GNMA	23,686	22,254	85	(1,517)
FNMA	145,547	128,047	41	(17,541)
FHLMC	84,461	71,936	—	(12,525)
Total mortgage-backed securities	977,277	926,731	4,181	(54,727)
Total Securities excluding portfolio layer adjustments	1,677,943	1,614,249	6,357	(70,051)
Unallocated portfolio layer basis adjustments (1)	(89)	n/a	—	89
Total securities available for sale	$1,677,854	$1,614,249	$6,357	$(69,962)

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

The corporate securities held by the Company at September 30, 2024 and December 31, 2023, are issued by U.S. banking institutions. The CMOs held by the Company at September 30, 2024 and December 31, 2023, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2024, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$64,945	$56,709
Total other securities	64,945	56,709
Mortgage-backed securities	7,841	7,243
Total before allowance for credit losses	72,786	$63,952

Allowance for credit losses	(1,086)
Total	$71,700

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$29,953	$29,635
Due after one year through five years	75,191	71,066
Due after five years through ten years	207,758	198,713
Due after ten years	375,596	375,936
Total other securities	688,498	675,350
Mutual funds	12,168	12,168
Mortgage-backed securities	977,277	926,731
Total securities available for sale (1)	$1,677,943	$1,614,249

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.1 million related to AFS securities hedged in a closed portfolio at September 30, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The following tables show the Company’s securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2024
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
Municipals	3	$56,709	$(8,236)	$—	$—	$56,709	$(8,236)
Total other securities	3	56,709	(8,236)	—	—	56,709	(8,236)

FNMA	1	7,243	(598)	—	—	7,243	(598)
Total mortgage-backed securities	1	7,243	(598)	—	—	7,243	(598)

Total	4	$63,952	$(8,834)	$—	$—	$63,952	$(8,834)

Available for sale securities (1)
U.S. Government Agencies	5	$24,297	$(266)	$—	$—	$24,297	$(266)
Corporate	24	148,377	(14,133)	3,466	(23)	144,911	(14,110)
Collateralized loan obligations	22	249,222	(925)	249,222	(925)	—	—
Total other securities	51	421,896	(15,324)	252,688	(948)	169,208	(14,376)

REMIC and CMO	48	155,212	(23,144)	28,389	(43)	126,823	(23,101)
GNMA	6	10,188	(1,517)	3,843	(10)	6,345	(1,507)
FNMA	42	125,290	(17,541)	—	—	125,290	(17,541)
FHLMC	18	71,936	(12,525)	—	—	71,936	(12,525)
Total mortgage-backed securities	114	362,626	(54,727)	32,232	(53)	330,394	(54,674)
Total	165	$784,522	$(70,051)	$284,920	$(1,001)	$499,602	$(69,050)

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.1 million related to AFS securities hedged in a closed portfolio at September 30, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

The Company reviewed each available for sale security that had an unrealized loss at September 30, 2024 and December 31, 2023. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. If the Company identifies any decline in the fair value due to credit loss factors and an evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All but one of these securities are rated investment grade or better, and all these securities have a long history of no credit losses. The Bank holds approximately $10 million of corporate debt from a New York based bank holding company that on February 6, 2024 was downgraded two levels to Ba2 (Moody’s non-investment grade). On March 1, 2024 the bond was downgraded four levels to B3 and then on March 15, 2024 the bond was upgraded one level to B2. At this time, we do not consider the decline in fair value to be credit related given the underlying bond has not missed any payments and financial performance has not deteriorated to a level where the institution is not well capitalized. The Bank has placed the security on the watch list and will continue to monitor this risk position closely to determine if any action steps and valuation adjustments are required in the future. It is not anticipated that this security or any other available for sale security held at September 30, 2024 would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at September 30, 2024 and December 31, 2023 as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $1.1 million at both September 30, 2024 and December 31, 2023.

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at both September 30, 2024 and December 31, 2023 and accrued interest receivable on available for sale debt securities totaled $11.1 million and $7.1 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Beginning balance	$1,089	$1,079	$1,087	$1,100
Provision (benefit)	(3)	3	(1)	(18)
Allowance for credit losses	$1,086	$1,082	$1,086	$1,082

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three and nine months ended September 30, 2024 and 2023.

5.     Loans

The following represents the composition of loans as of the dates indicated:

	September 30,	December 31,
	2024	2023

	(In thousands)
Multi-family residential	$2,638,863	$2,658,205
Commercial real estate	1,929,093	1,958,252
One-to-four family ― mixed-use property	515,511	530,243
One-to-four family ― residential	252,293	220,213
Construction	63,674	58,673
Small Business Administration	19,368	20,205
Commercial business and other	1,387,965	1,452,518
Net unamortized premiums and unearned loan fees	9,377	9,590
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,816,144	6,907,899
Unallocated portfolio layer basis adjustments (1)	2,184	(949)
Total loans, net of fees and costs	$6,818,328	$6,906,950

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $45.5 million and $45.0 million at September 30, 2024 and December 31, 2023, respectively, and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company recorded a provision for credit losses on loans totaling $1.7 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded a provision for credit losses on loans totaling $3.1 million and $9.5 million for the nine months ended September 30, 2024 and 2023, respectively. The provision recorded during the nine months ended September 30, 2024, was driven by increased reserves on two commercial business relationships and one multi-family relationship and by an increase in the qualitative reserve to capture additional risk related to credit concentrations. The ACL - loans totaled $40.3 million on September 30, 2024 compared to $40.2 million on December 31, 2023. On September 30, 2024, the ACL - loans represented 0.59% of gross loans and 117.7% of non-performing loans. On December 31, 2023, the ACL - loans represented 0.58% of gross loans and 159.6% of non-performing loans.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On September 30, 2024, there were no commitments to lend additional funds to borrowers who have received a loan modification due to financial difficulty.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show loan modifications made to borrowers experiencing financial difficulty by type of modification granted during the periods indicated:

	For the three and nine months ended September 30, 2024
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial real estate	1	$29,890	1.5%	Provided payment deferral to be collected at maturity (January 2027)
Total	1	$29,890

	For the three and nine months ended September 30, 2024
(Dollars in thousands)	Term Extension and Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial real estate	1	$2,793	0.1%	Extended Maturity to January 2027 (32 months) and provided payment deferral to be collected at maturity
Total	1	$2,793

	For the nine months ended September 30, 2024
(Dollars in thousands)	Term Extension and Reduced Interest Rate
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$378	—%	Extended Maturity to August 2026 (3 months) and reduced rate to zero percent
Total	1	$378

	For the three and nine months ended September 30, 2023
(Dollars in thousands)	Term Extension
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	3	$1,638	0.1%	Extended Maturity to June 2025 (20 months)
Total	3	$1,638

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2023
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Small Business Administration	1	$1,494	6.8%	Provided twelve months payment deferral to be collected at maturity
Total	1	$1,494

The following table shows the payment status at September 30, 2024 of borrowers experiencing financial difficulty for which a modification was granted:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Commercial real estate	$32,683	$—	$—	$32,683
Commercial business and other	—	20	303	323
Total	$32,683	$20	$303	$33,006

The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty:

	Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted
(In thousands)	Rate Reduction	Term Extension	Principal Forgiveness	Other-than-insignificant payment delay	Combination - Term Extension and Interest Rate Reduction
Commercial business and other	$—	$—	$—	$—	$303
Total	$—	$—	$—	$—	$303

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the nine months September 30, 2024
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income (loss) recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,640	$10,047	$10,047	$5	$—
Commercial real estate	—	6,722	6,722	—	—
One-to-four family - mixed-use property	1,005	371	371	1	—
One-to-four family - residential	4,670	889	889	2	—
Small Business Administration	2,576	2,532	2,532	—	—
Commercial business and other	11,768	14,148	8,230	2	—
Total	$23,659	$34,709	$28,791	$10	$—

	At or for the year ended December 31, 2023
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income (loss) recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,547	$3,640	$3,640	$2	$1,463
Commercial real estate	254	—	—	—	—
One-to-four family - mixed-use property	1,045	1,005	1,005	3	—
One-to-four family - residential	3,953	4,670	4,670	3	—
Small Business Administration	950	2,576	2,576	—	—
Commercial business and other	20,193	11,768	3,242	17	—
Total	$29,942	$23,659	$15,133	$25	$1,463

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$900	$425	$2,246	$1,405
Less: Interest income included in the results of operations	(5)	(2)	(10)	(20)
Total foregone interest	$895	$423	$2,236	$1,385

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	At September 30, 2024
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$14,919	$—	$10,047	$24,966	$2,617,875	$2,642,841
Commercial real estate	171	—	6,722	6,893	1,923,484	1,930,377
One-to-four family - mixed-use property	1,435	118	371	1,924	516,380	518,304
One-to-four family - residential	1,928	781	889	3,598	248,808	252,406
Construction	—	—	—	—	63,318	63,318
Small Business Administration	31	—	2,532	2,563	17,052	19,615
Commercial business and other	3,297	919	8,543	12,759	1,376,524	1,389,283
Total	$21,781	$1,818	$29,104	$52,703	$6,763,441	$6,816,144

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.2 million related to loans hedged in a closed pool at September 30, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three-month periods ended:

	September 30, 2024
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$10,829	$9,043	$1,577	$796	$766	$1,126	$17,511	$41,648
Charge-offs	—	—	—	—	—	(7)	(3,103)	(3,110)
Recoveries	—	—	—	58	—	8	8	74
Provision (benefit)	457	90	(46)	(46)	(130)	302	1,103	1,730
Ending balance	$11,286	$9,133	$1,531	$808	$636	$1,429	$15,519	$40,342

	September 30, 2023
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,718	$8,206	$1,615	$654	$132	$2,162	$16,106	$38,593
Charge-offs	—	—	—	—	—	—	(21)	(21)
Recoveries	—	—	—	6	—	48	9	63
Provision (benefit)	917	562	10	57	32	(194)	(791)	593
Ending balance	$10,635	$8,768	$1,625	$717	$164	$2,016	$15,303	$39,228

The following tables show the activity in the ACL on loans for the nine-month periods ended:

	September 30, 2024
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161
Charge-offs	—	—	—	(14)	—	(7)	(3,158)	(3,179)
Recoveries	1	—	2	61	—	104	63	231
Provision (benefit)	912	468	(81)	93	478	(294)	1,553	3,129
Ending balance	$11,286	$9,133	$1,531	$808	$636	$1,429	$15,519	$40,342

	September 30, 2023
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$17,471	$40,442
Charge-offs	—	(8)	—	(12)	—	(7)	(11,023)	(11,050)
Recoveries	1	—	—	50	—	219	28	298
Provision (benefit)	1,082	592	(250)	(222)	(97)	(394)	8,827	9,538
Ending balance	$10,635	$8,768	$1,625	$717	$164	$2,016	$15,303	$39,228

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at the periods indicated below:

	September 30, 2024
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$90,888	$248,775	$438,930	$284,920	$200,202	$1,313,039	$5,168	$—	$2,581,922
Watch	—	—	12,000	—	1,882	31,112	—	—	44,994
Special Mention	—	—	—	—	—	5,141	—	—	5,141
Substandard	—	—	5	715	2,772	6,846	446	—	10,784
Total Multi-family Residential	$90,888	$248,775	$450,935	$285,635	$204,856	$1,356,138	$5,614	$—	$2,642,841
Commercial Real Estate
Pass	$112,915	$199,439	$312,288	$151,237	$129,706	$945,155	$—	$—	$1,850,740
Watch	—	—	432	4,081	6,734	61,668	—	—	72,915
Substandard	—	—	—	—	—	6,722	—	—	6,722
Total Commercial Real Estate	$112,915	$199,439	$312,720	$155,318	$136,440	$1,013,545	$—	$—	$1,930,377
1-4 Family Mixed-Use Property
Pass	$10,516	$23,692	$45,880	$40,935	$28,193	$362,711	$—	$—	$511,927
Watch	—	—	—	—	—	5,355	—	—	5,355
Special Mention	—	—	—	—	—	533	—	—	533
Substandard	—	—	—	—	—	489	—	—	489
Total 1-4 Family Mixed-Use Property	$10,516	$23,692	$45,880	$40,935	$28,193	$369,088	$—	$—	$518,304
1-4 Family Residential
Pass	$2,141	$54,837	$23,104	$7,522	$16,142	$126,345	$6,575	$8,350	$245,016
Watch	—	—	498	258	—	2,580	—	1,534	4,870
Special Mention	—	—	—	—	—	1,431	—	157	1,588
Substandard	—	—	—	—	—	492	—	440	932
Total 1-4 Family Residential	$2,141	$54,837	$23,602	$7,780	$16,142	$130,848	$6,575	$10,481	$252,406
Gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Construction
Pass	$—	$602	$2	$18,209	$—	$—	$39,122	$—	$57,935
Watchlist	—	—	—	—	—	—	—	—	—
Special Mention	—	5,383	—	—	—	—	—	—	5,383
Total Construction	$—	$5,985	$2	$18,209	$—	$—	$39,122	$—	$63,318
Small Business Administration
Pass	$6,008	$1,928	$3,230	$1,238	$1,791	$1,507	$—	$—	$15,702
Watch	—	—	—	—	—	840	—	—	840
Special Mention	—	—	—	—	—	335	—	—	335
Substandard	—	—	—	1,692	—	1,046	—	—	2,738
Total Small Business Administration	$6,008	$1,928	$3,230	$2,930	$1,791	$3,728	$—	$—	$19,615
Gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial Business
Pass	$58,225	$93,799	$75,357	$40,303	$21,531	$97,995	$232,452	$—	$619,662
Watch	—	4,610	4,970	3,089	4,382	5,619	2,183	—	24,853
Special Mention	730	—	—	—	—	18	—	—	748
Substandard	—	467	2,424	4,670	—	3,360	3,856	—	14,777
Doubtful	—	462	—	—	—	—	577	—	1,039
Total Commercial Business	$58,955	$99,338	$82,751	$48,062	$25,913	$106,992	$239,068	$—	$661,079
Gross charge-offs	$—	$—	$—	$—	$—	$43	$3,081	$—	$3,124
Commercial Business - Secured by RE
Pass	$42,243	$46,188	$172,138	$126,782	$100,757	$207,800	$189	$—	$696,097
Watch	8,704	—	288	—	3,752	399	—	—	13,143
Special Mention	—	—	—	—	—	14,886	—	—	14,886
Substandard	—	—	—	—	—	3,884	—	—	3,884
Total Commercial Business - Secured by RE	$50,947	$46,188	$172,426	$126,782	$104,509	$226,969	$189	$—	$728,010
Other
Pass	$—	$—	$—	$—	$—	$78	$116	$—	$194
Total Other	$—	$—	$—	$—	$—	$78	$116	$—	$194
Gross charge-offs	$—	$—	$—	$—	$—	$34	$—	$—	$34
Total by Loan Type
Total Pass	$322,936	$669,260	$1,070,929	$671,146	$498,322	$3,054,630	$283,622	$8,350	$6,579,195
Total Watch	8,704	4,610	18,188	7,428	16,750	107,573	2,183	1,534	166,970
Total Special Mention	730	5,383	—	—	—	22,344	—	157	28,614
Total Substandard	—	467	2,429	7,077	2,772	22,839	4,302	440	40,326
Total Doubtful	—	462	—	—	—	—	577	—	1,039
Total Loans (1)	$332,370	$680,182	$1,091,546	$685,651	$517,844	$3,207,386	$290,684	$10,481	$6,816,144
Total Gross charge-offs	$—	$—	$—	$—	$—	$98	$3,081	$—	$3,179

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.2 million related to loans hedged in a closed pool at September 30, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans were $1.8 million and $4.8 million at September 30, 2024 and December 31, 2023, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	September 30, 2024		December 31, 2023
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$10,047	$—	$3,640	$—
Commercial real estate	6,722	—	—	—
One-to-four family - mixed-use property	371	—	1,005	—
One-to-four family - residential	889	—	4,670	—
Small Business Administration	—	2,532	—	2,576
Commercial business and other	3,884	10,264	—	11,768
Total	$21,913	$12,796	$9,315	$14,344

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) totaled $80.0 million and $397.7 million, respectively, on September 30, 2024.

The following table presents the activity in the allowance for off-balance sheet credit losses for the three and nine months ended:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$1,002	$813	$1,102	$970
Provision (benefit) (1)	56	120	(44)	(37)
Allowance for Off-Balance Sheet - Credit losses (2)	$1,058	$933	$1,058	$933

(1) Included in “Other operating expenses” on the Consolidated Statements of Income.

(2) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2024 and December 31, 2023, the Bank did not have any loans held for sale.

The following table shows loans sold during the periods indicated:

	For the three months ended September 30, 2024
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Performing loans
Multi-family residential	1	$2,446	$—	$—
Commercial	1	5,875	—	—
Total	2	$8,321	$—	$—
Delinquent and non-performing loans
Multi-family residential	1	$989	$—	$—
Commercial	1	2,827	—	—
One-to-four family - mixed-use property	1	900	—	113
One-to-four family - residential	1	1,223	—	24
Total	4	$5,939	$—	$137

	For the three months ended September 30, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Performing loans
Commercial	2	$2,000	$—	$—
Total	2	$2,000	$—	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2024
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Performing loans
Multi-family residential	1	$2,446	$—	$—
Commercial	1	5,875	—	—
Total	2	$8,321	$—	$—
Delinquent and non-performing loans
Multi-family residential	5	$2,973	$—	$55
Commercial	3	3,797	—	—
One-to-four family - mixed-use property	6	2,446	—	194
One-to-four family - residential	1	1,223	—	24
Total	15	$10,439	$—	$273

	For the nine months ended September 30, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Commercial	2	$2,000	$—	$—
Total	2	$2,000	$—	$—

Delinquent and non-performing loans
Multi-family residential	7	$3,622	$—	$69
Commercial	3	1,867	(8)	—
One-to-four family - mixed-use property	3	1,553	—	39
Total	13	$7,042	$(8)	$108

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 30 operating leases for branches (including headquarters) and office spaces, five operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from one month to approximately 12 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of the lease term. During the nine months ended September 30, 2024, the Company entered into agreements to extend the term of five of its operating leases by 10 years each.

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

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Operating lease ROU asset	$44,787	$39,557

Operating lease liability	$45,437	$40,822

Weighted-average remaining lease term-operating leases	7.3 years	6.1 years
Weighted average discount rate-operating leases	3.9%	3.2%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended September 30,
(In thousands)	Line Item Presented	2024	2023
Lease Cost
Operating lease cost	Occupancy and equipment	$2,235	$2,142
Operating lease cost	Other operating expenses	16	23
Short-term lease cost	Professional services and other operating expenses	40	39
Variable lease cost	Occupancy and equipment	325	262
Total lease cost		$2,616	$2,466

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$2,461	$3,387
Right-of-use assets obtained in exchange for new operating lease liabilities		$—	$1,757

		For the nine months ended September 30,
(In thousands)	Line Item Presented	2024	2023
Lease Cost
Operating lease cost	Occupancy and equipment	$6,693	$6,584
Operating lease cost	Other operating expenses	53	69
Short-term lease cost	Professional Services, Occupancy and equipment and Other operating expenses	121	177
Variable lease cost	Occupancy and equipment	918	785
Total lease cost		$7,785	$7,615

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$7,370	$8,042
Right-of-use assets obtained in exchange for new operating lease liabilities		$10,894	$3,801

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of September 30, 2024:

Minimum Rental
(In thousands)
Years ended December 31:
2024	$1,616
2025	9,529
2026	9,438
2027	5,776
2028	5,534
Thereafter	21,413
Total minimum payments required	53,306
Less: implied interest	(7,869)
Total lease obligations	$45,437

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8. Stock-Based Compensation

On May 29, 2024, stockholders approved the Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) to replace the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2024 Plan is an “omnibus” stock plan that provides for a variety of equity award vehicles to maintain flexibility. The 2024 Plan, like the 2014 Plan, permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and other stock-based awards. Currently, awards to employees primarily consist of RSUs and PRSUs and to Company directors of RSUs. The 2024 Plan authorizes the issuance of up to 974,000 shares. Although no further awards may be granted under the 2014 Plan, outstanding awards granted prior to February 29, 2024, will continue in accordance with their terms.

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of PRSUs in addition to time-based RSUs. Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of September 30, 2024, PRSUs granted in 2024 are being accrued at target and PRSUs granted in 2022 and 2023 are being accrued below target. The different levels of accrual are commensurate with the projected performance of the respective grant.

For the three months ended September 30, 2024 and 2023, the Company’s net income, as reported, included $1.0 million of stock-based compensation costs in both periods, including the benefit of phantom stock awards. In addition, the income tax benefit related to stock compensation plans was $0.2 million and $0.3 million, respectively for the three months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024 and 2023, the Company’s net income, as reported, included $2.4 million and $4.6 million, respectively, of stock-based compensation costs, including the benefit or expense of phantom stock awards, and $0.6 million and $1.2 million, respectively, of income tax benefit related to the stock-based compensation plans.

During the three months ended September 30, 2024 and 2023 the Company did not grant any RSU or PRSU awards. During the nine months ended September 30, 2024 and 2023, the Company granted 217,650 and 235,850 RSU awards and 67,350 and 79,050 PRSU awards, respectively. As of September 30, 2024, 974,000 shares were available for future issuance under the 2024 Omnibus Plan.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s RSU and PRSU awards under the 2014 Omnibus Plan for the nine months ended September 30, 2024:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2023	280,161	$21.14	77,570	$20.08
Granted	217,650	16.92	67,350	16.81
Added (reduced) shares due to performance factor	—	—	(18,310)	19.99
Vested	(159,075)	19.97	(34,890)	18.92
Forfeitures	(8,700)	19.42	—	—
Non-vested awards at September 30, 2024	330,036	$18.96	91,720	$18.14
Vested but unissued at September 30, 2024	203,914	$20.27	46,780	$22.51

As of September 30, 2024, there was $5.3 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of awards vested for the three months ended September 30, 2024 and 2023, was $0.1 million and $0.3 million, respectively. The total fair value of awards vested for the nine months ended September 30, 2024 and 2023 was $2.8 million and $5.5 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2024:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2023	180,847	$16.48
Granted	13,693		$13.77
Distributions	(1,543)		$15.72
Outstanding and vested at September 30, 2024	192,997	$14.58

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The total fair value of the distributions from the Phantom Stock Plan was $2,000 and $3,000 for the three months ended September 30, 2024 and 2023, respectively.

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($0.2) million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The total fair value of the distributions from the Phantom Stock Plan was $24,000 and $20,000 for the nine months ended September 30, 2024 and 2023, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Employee Pension Plan:
Interest cost	$193	$203	$581	$609
Expected return on plan assets	(284)	(278)	(852)	(832)
Net employee pension benefit (1)	$(91)	$(75)	$(271)	$(223)

Outside Director Pension Plan:
Service cost	$2	$2	$6	$6
Interest cost	11	15	33	44
Amortization of unrecognized gain	(38)	(40)	(114)	(120)
Net outside director pension (benefit) expense (2)	$(25)	$(23)	$(75)	$(70)

Other Postretirement Benefit Plans:
Service cost	$41	$40	$125	$120
Interest cost	96	95	288	286
Amortization of unrecognized gain	(54)	(60)	(162)	(180)
Net other postretirement expense (1)	$83	$75	$251	$226

(1) Reported in the Consolidated Statements of Income as part of salaries and employee benefits.

(2) Reported in the Consolidated Statements of Income as part of other operating expenses.

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2023 that it expects to contribute $0.1 million to the outside director pension plan (the “Outside Director Pension Plan”) and $0.3 million to the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2024. The Company does not expect to contribute to the employee pension plan during the year ending December 31, 2024. As of September 30, 2024, the Company had contributed $24,000 to the Outside Director Pension Plan and $114,000 to the Other Postretirement Benefit Plans. As of September 30, 2024, the Company has not revised its expected contributions for the year ending December 31, 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities carried under the fair value option during the three and nine months ended September 30, 2024 and 2023.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net (loss) gain from fair value adjustments, at or for the periods ended as indicated:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the three months ended September 30,		For the nine months ended September 30,
Description	September 30, 2024	December 31, 2023	2024	2023	2024	2023
(In thousands)
Mortgage-backed securities	$244	$262	$6	$1	$7	$3
Other securities	13,606	13,097	407	(338)	256	(422)
Borrowed funds	47,923	47,850	561	(909)	(66)	2,086
Net gain (loss) from fair value adjustments			$974	$(1,246)	$197	$1,667

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2024 and December 31, 2023. The fair value of borrowed funds includes accrued interest payable of $0.4 million at both September 30, 2024 and December 31, 2023.

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

Level 1 – when quoted market prices are available in an active market. At September 30, 2024 and December 31, 2023, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2024 and December 31, 2023, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2024 and December 31, 2023, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at September 30, 2024 and December 31, 2023:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2024	2023	2024	2023	2024	2023	2024	2023

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$926,731	$354,344	$—	$—	$926,731	$354,344
Other securities	12,168	11,660	673,911	507,312	1,439	1,437	687,518	520,409
Interest rate swaps	—	—	50,303	69,013	—	—	50,303	69,013

Total assets	$12,168	$11,660	$1,650,945	$930,669	$1,439	$1,437	$1,664,552	$943,766

Liabilities:
Borrowings	$—	$—	$—	$—	$47,923	$47,850	$47,923	$47,850
Interest rate swaps	—	—	37,710	28,401	—	—	37,710	28,401

Total liabilities	$—	$—	$37,710	$28,401	$47,923	$47,850	$85,633	$76,251

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	September 30, 2024		September 30, 2023
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,457	$48,541	$1,434	$47,777
Net gain (loss) from fair value adjustment of financial assets (1)	(18)	—	16	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(561)	—	909
Increase (decrease) in accrued interest	—	(3)	1	20
Change in unrealized (gains) losses included in other comprehensive loss	—	(54)	—	(377)
Ending balance	$1,439	$47,923	$1,451	$48,329
Changes in unrealized gains (losses) held at period end	$—	$2,384	$—	$2,338

	For the nine months ended
	September 30, 2024		September 30, 2023
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures

	(In thousands)
Beginning balance	$1,437	$47,850	$1,516	$50,507
Net gain (loss) from fair value adjustment of financial assets (1)	3	—	(67)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	66	—	(2,086)
Increase (decrease) in accrued interest	(1)	(34)	2	60
Change in unrealized (gains) losses included in other comprehensive loss	—	41	—	(152)
Ending balance	$1,439	$47,923	$1,451	$48,329
Changes in unrealized gains (losses) held at period end	$—	$2,384	$—	$2,338

(1) Presented in the Consolidated Statements of Income under net (loss) gain from fair value adjustments.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2024
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,439	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

Liabilities:
Junior subordinated debentures	$47,923	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

	December 31, 2023
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,437	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

Liabilities:
Junior subordinated debentures	$47,850	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2024 and December 31, 2023, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at September 30, 2024 and December 31, 2023:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2024	2023	2024	2023	2024	2023	2024	2023

	(In thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$5,508	$5,279	$5,508	$5,279

Total assets	$—	$—	$—	$—	$5,508	$5,279	$5,508	$5,279

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$2,489	Discounted Cashflow	Discount Rate	9.3% to 10.0%	9.5%
			Probability of Default	25.0% to 50.0%	33.5%

Certain delinquent loans	$3,019	Income approach	Capitalization rate	7.0%	7.0%
			Reduction for planned expedited disposal	15.0%	15.0%

	At December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Certain delinquent loans	$1,105	Sales approach	Adjustment to sales comparison value	-16.9% to -6.0%	-11.5%
			Reduction for planned expedited disposal	n/a	-15.0%

Certain delinquent loans	$4,174	Discounted Cashflow	Discount Rate	4.3% to 13.5%	12.7%
			Probability of Default	30.0% to 46.0%	33.5%

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The methods and assumptions used to estimate fair value at September 30, 2024 and December 31, 2023 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$267,643	$267,643	$267,643	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,841	7,243	—	7,243	—
Other securities	64,945	56,709	—	—	56,709
Securities available for sale
Mortgage-backed securities	926,731	926,731	—	926,731	—
Other securities	687,518	687,518	12,168	673,911	1,439
Loans	6,818,328	6,416,360	—	—	6,416,360
FHLB-NY stock	32,745	32,745	—	32,745	—
Accrued interest receivable	64,369	64,369	—	64,369	—
Interest rate swaps	50,303	50,303	—	50,303	—

Liabilities:

Deposits	$7,572,395	$7,553,063	$4,696,909	$2,856,154	$—
Borrowed Funds	846,123	821,396	—	773,473	47,923
Accrued interest payable	16,805	16,805	—	16,805	—
Interest rate swaps	—	37,710	—	37,710	—

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$172,157	$172,157	$172,157	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,855	7,058	—	7,058	—
Other securities	66,155	58,697	—	—	58,697
Securities available for sale
Mortgage-backed securities	354,344	354,344	—	354,344	—
Other securities	520,409	520,409	11,660	507,312	1,437
Loans	6,906,950	6,512,841	—	—	6,512,841
FHLB-NY stock	31,066	31,066	—	31,066	—
Accrued interest receivable	59,018	59,018	—	59,018	—
Interest rate swaps	69,013	69,013	—	69,013	—

Liabilities:

Deposits	$6,815,261	$6,778,657	$4,503,971	$2,274,686	$—
Borrowed Funds	841,281	801,156	—	753,306	47,850
Accrued interest payable	12,111	12,111	—	12,111	—
Interest rate swaps	28,401	28,401	—	28,401	—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.     Derivative Financial Instruments

At September 30, 2024 and December 31, 2023, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans and securities with a notional amount of $897.4 million and $902.5 million of swaps outstanding at September 30, 2024 and December 31, 2023, respectively; 2) to facilitate risk management strategies for our loan customers with $860.3 million of swaps outstanding, which include $430.2 million each with customers and bank counterparties at September 30, 2024 and $721.0 million of swaps outstanding, which include $360.5 million each with customers and bank counterparties at December 31, 2023; and 3) to mitigate exposure to rising interest rates on certain short-term advances, brokered deposits and municipal deposits with $950.8 million and $826.8 million of swaps outstanding at September 30, 2024 and December 31, 2023, respectively.

At both September 30, 2024 and December 31, 2023, the Company maintained portfolio layer hedges on a closed portfolio of AFS securities with a notional amount of $200.0 million and a closed portfolio of loans with a notional amount of $500.0 million.

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

At September 30, 2024 and December 31, 2023, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At September 30, 2024 and December 31, 2023, derivatives with a combined notional amount of $860.3 million and $722.0 million, respectively, were not designated as hedges. At September 30, 2024 and December 31, 2023, derivatives with a combined notional amount of $897.4 million and $902.5 million, respectively, were designated as fair value hedges. At September 30, 2024 and December 31, 2023, derivatives with a combined notional amount of $950.8 million and $825.8 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction affected earnings. During the three months ended September 30, 2024 and 2023, $6.6 million and $7.1 million in reduced expense, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense. During the nine months ended September 30, 2024 and 2023, $19.9 million and $18.2 million in reduced expense was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) into earnings is $10.5 million in reduced expense.

A portion of the reduced expense is driven by the amortization of income from terminated cash flow hedges. This income is amortized over the remaining original terms of terminated cash flow hedges. During the three months ended September 30, 2024 there were no cashflow hedges terminated. During the nine months ended September 30, 2024, the Company terminated seven cash flow hedges with a combined notional value of $420.8 million, resulting in a net gain of $1.7 million. There were no cashflow hedges terminated during the three and nine months ended September 30, 2023. During the three months ended September 30, 2024 and 2023, income from the amortization of terminated cash flow hedges totaled $0.2

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

million and $1.1 million, respectively. During the nine months ended September 30, 2024 and 2023, income from the amortization of terminated cash flow hedges totaled $1.2 million and $3.6 million, respectively.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

September 30, 2024	(In thousands)
Cash flow hedges:
Interest rate swaps (deposits and borrowings)	$430,000	$10,239	$520,750	$8,438
Fair value hedges:
Interest rate swaps (loans and securities)	452,353	13,138	445,000	2,346
Non hedge:
Interest rate swaps (loans)	430,172	26,926	430,172	26,926
Total	$1,312,525	$50,303	$1,395,922	$37,710

December 31, 2023
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$555,000	$21,973	$270,750	$1,076
Fair value hedges:
Interest rate swaps (loans and securities)	702,540	21,068	200,000	1,354
Non hedge:
Interest rate swaps (loans and deposits)	361,486	25,972	360,486	25,971
Total	$1,619,026	$69,013	$831,236	$28,401

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Value Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Loans
Multi-family residential	$81,180	$81,471	$(7,390)	$(9,078)
Commercial real estate	64,297	70,198	(3,295)	(4,778)
Commercial business	40,440	40,468	(2,526)	(3,523)
Total	$185,917	$192,137	$(13,211)	$(17,379)

Portfolio Layer
Loans held for Investment	$2,476,025	$2,590,087	$2,184	$(949)
Securities available for sale	269,135	283,195	(89)	(2,254)
Total	$2,745,160	$2,873,282	$2,095	$(3,203)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

		For the three months ended		For the nine months ended
	Affected Line Item in the Statements	September 30,		September 30,
(In thousands)	Where Net Income is Presented	2024	2023	2024	2023
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	3,962	5,335	11,345	9,901

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	1,181	942	3,185	1,787

Interest rate swaps - non hedge (municipal deposit)	Interest expense - Deposits	—	1	1	4

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	195	994	559	4,336

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	6,411	6,060	19,341	13,886
Total net income (expense) from the effects of derivative instruments		$11,749	$13,332	$34,431	$29,914

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
September 30, 2024
Assets:
Interest rate swaps	$50,303	$—	$50,303	$—	$(22,815)	$27,488
Liabilities:
Interest rate swaps	37,710	—	37,710	—	—	37,710

December 31, 2023
Assets:
Interest rate swaps	$69,013	$—	$69,013	$—	$(48,505)	$20,508
Liabilities:
Interest rate swaps	28,401	—	28,401	—	—	28,401

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended September 30, 2024
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(56,910)	$16,489	$(507)	$1,612	$(39,316)

Other comprehensive income (loss) before reclassifications, net of tax	13,062	(9,964)	—	37	3,135

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(4,554)	(64)	—	(4,618)

Net current period other comprehensive income (loss), net of tax	13,062	(14,518)	(64)	37	(1,483)

Ending balance, net of tax	$(43,848)	$1,971	$(571)	$1,649	$(40,799)

	For the three months ended September 30, 2023
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(63,523)	$26,559	$(413)	$1,358	$(36,019)

Other comprehensive income (loss) before reclassifications, net of tax	(5,398)	5,162	—	261	25

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(4,868)	(69)	—	(4,937)

Net current period other comprehensive income (loss), net of tax	(5,398)	294	(69)	261	(4,912)

Ending balance, net of tax	$(68,921)	$26,853	$(482)	$1,619	$(40,931)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2024
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

Other comprehensive income (loss) before reclassifications, net of tax	10,896	893	—	(29)	11,760

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(13,718)	(190)	—	(13,908)

Net current period other comprehensive income (loss), net of tax	10,896	(12,825)	(190)	(29)	(2,148)

Ending balance, net of tax	$(43,848)	$1,971	$(571)	$1,649	$(40,799)

	For the nine months ended September 30, 2023
	Unrealized Gains (Losses) on			Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

Other comprehensive income (loss) before reclassifications, net of tax	(5,815)	14,050	—	106	8,341

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(12,577)	(207)	—	(12,784)

Net current period other comprehensive income (loss), net of tax	(5,815)	1,473	(207)	106	(4,443)

Ending balance, net of tax	$(68,921)	$26,853	$(482)	$1,619	$(40,931)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended September 30, 2024
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)		Where Net Income is Presented
	(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$6,606		Interest expense
	(2,052)		Provision for income taxes
	$4,554

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$92	(1)	Other operating expenses
	(28)		Provision for income taxes
	$64

For the three months ended September 30, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)		Where Net Income is Presented
	(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$7,054		Interest expense
	(2,186)		Provision for income taxes
	$4,868

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$100	(1)	Other operating expenses
	(31)		Provision for income taxes
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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2024
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$19,900		Interest expense
	(6,182)		Provision for income taxes
	$13,718

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$276	(1)	Other operating expense
	(86)		Provision for income taxes
	$190

For the nine months ended September 30, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$18,222		Interest expense
	(5,645)		Provision for income taxes
	$12,577

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$300	(1)	Other operating expense
	(93)		Provision for income taxes
	$207

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of September 30, 2024, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 5.11% and 4.81% at September 30, 2024 and December 31, 2023, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$848,887	9.12%	$825,104	9.47%
Requirement to be well-capitalized	465,533	5.00	435,792	5.00
Excess	383,354	4.12	389,312	4.47

Common Equity Tier I risk-based capital:
Capital level	$848,887	12.50%	$825,104	12.22%
Requirement to be well-capitalized	441,458	6.50	438,878	6.50
Excess	407,429	6.00	386,226	5.72

Tier I risk-based capital:
Capital level	$848,887	12.50%	$825,104	12.22%
Requirement to be well-capitalized	543,332	8.00	540,157	8.00
Excess	305,555	4.50	284,947	4.22

Total risk-based capital:
Capital level	$890,145	13.11%	$864,999	12.81%
Requirement to be well-capitalized	679,166	10.00	675,196	10.00
Excess	210,979	3.11	189,803	2.81

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2024, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at September 30, 2024 and December 31, 2023 was 4.84% and 4.93%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	September 30, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$735,984	7.91%	$737,732	8.47%
Requirement to be well-capitalized	465,509	5.00	435,748	5.00
Excess	270,475	2.91	301,984	3.47

Common Equity Tier I risk-based capital:
Capital level	$689,902	10.16%	$691,754	10.25%
Requirement to be well-capitalized	441,366	6.50	438,770	6.50
Excess	248,536	3.66	252,984	3.75

Tier I risk-based capital:
Capital level	$735,984	10.84%	$737,732	10.93%
Requirement to be well-capitalized	543,220	8.00	540,024	8.00
Excess	192,764	2.84	197,708	2.93

Total risk-based capital:
Capital level	$967,242	14.24%	$967,627	14.33%
Requirement to be well-capitalized	679,025	10.00	675,030	10.00
Excess	288,217	4.24	292,597	4.33

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

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At September 30, 2024, the Bank owns two subsidiaries: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended September 30, 2024 we reported net income of $8.9 million, or $0.30 per diluted common share, an increase of $3.6 million, or 67.3% from net income of $5.3 million, or $0.18 per diluted common share earned in the three months ended June 30, 2024. The increase in net income was primarily driven by increases in net interest income and non-interest income of $2.8 million and $2.1 million, respectively, and a decrease in non-interest expense of $0.4 million, partially offset by an increase of $0.9 million in the provision for credit losses.

During the three months ended September 30, 2024, the net interest margin increased five basis points to 2.10% from 2.05% in the three months ended June 30, 2024. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the net interest margin decreased three basis points to 1.99% for the three months ended September 30, 2024 from 2.02% for the three months ended June 30, 2024.

Approximately 90% of our loan portfolio is collateralized by real estate with an average loan to value of less than 36%. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At September 30, 2024 our allowance for credit losses (“ACL”) to gross loans stood at 59 basis points and our ACL to non-performing loans was 117.7%. Non-performing assets at the end of the quarter were 59 basis points of total assets.

Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment of goodwill. At September 30, 2024, the market capitalization of our reporting unit did not exceed its carrying value, however the fair value of our reporting unit is not driven solely by the market price of our stock. For goodwill impairment testing, management has concluded that the Company has one reporting unit. The Company performed a quantitative assessment in testing for the impairment of goodwill as of December 31, 2023, concluding that there was no goodwill impairment. At September 30, 2024 we tested goodwill through a qualitative assessment concluding no impairment was indicated. We monitor goodwill for potential impairment triggers on a quarterly basis. Given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods.

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

The following table presents operating data highlights for the periods indicated:

	For the three months ended September 30,
	2024	2023

	(In thousands except per share data)
Operating data:
Interest income	$122,593	$104,036
Interest expense	76,990	59,609
Net interest income	45,603	44,427
Provision for credit losses	1,727	596
Noninterest income	6,277	3,309
Noninterest expense	38,696	36,388
Income before income tax expense	11,457	10,752
Income tax expense	2,551	2,917
Net income	$8,906	$7,835

Basic earnings per common share	$0.30	$0.26
Dividends per common share	0.30	0.26
Average diluted shares	29,742	29,703

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

General. Net income for the three months ended September 30, 2024 was $8.9 million, an increase of $1.1 million, or 13.7%, from $7.8 million for the three months ended September 30, 2023. Diluted earnings per common share were $0.30 for the three months ended September 30, 2024, an increase of $0.04, or 15.4%, from $0.26 for the three months ended September 30, 2023.

Return on average equity was 5.30% for the three months ended September 30, 2024 compared to 4.64% for the three months ended September 30, 2023. Return on average assets was 0.39% for the three months ended September 30, 2024 compared to 0.37% for the three months ended September 30, 2023.

Interest Income. Interest and dividend income increased $18.6 million, or 17.8%, to $122.6 million for the three months ended September 30, 2024 from $104.0 million for the three months ended September 30, 2023. The increase in interest income was primarily attributable to the 44 basis point increase in the yield on interest-earning assets to 5.63% for the three months ended September 30, 2024 compared to 5.19% for the three months ended September 30, 2023, coupled with the average balance of total interest-earning assets increasing $686.4 million from the comparable prior year period. During the three months ended September 30, 2024, we concluded the security purchases associated with the leverage strategy which increased interest-earning assets by $732.9 million. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 47 basis points to 5.53% for the three months ended September 30, 2024 from 5.06% for the three months ended September 30, 2023.

Interest Expense. Interest expense increased $17.4 million, or 29.2%, to $77.0 million for the three months ended September 30, 2024 from $59.6 million for the three months ended September 30, 2023. The growth in interest expense was primarily due to an increase of 58 basis points in the average cost of interest-bearing liabilities to 4.10% for the three months ended September 30, 2024 from 3.52% for the three months ended September 30, 2023 and the increase of $732.7 million in the average balance of interest-bearing liabilities to $7,504.5 million for the three months ended September 30, 2024 from $6,771.9 million for the comparable prior year period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the three months ended September 30, 2024 was $45.6 million, an increase of $1.2 million, or 2.6%, from $44.4 million for the three months ended September 30, 2023. The increase in net interest income was driven by an increase totaling $686.4 million in the average balance of total interest-earning assets, to $8,709.7 million for the three months ended September 30, 2024, partially offset by a decrease in the net interest margin of 12 basis points to 2.10% for the three months ended September 30, 2024. Included in net interest income for the three months ended September 30, 2024 and 2023, was prepayment penalty income and net recovered interest from non-accrual and delinquent loans totaling $1.6 million and $0.9 million, respectively, net gains and (losses) from fair value adjustments on hedges totaling $0.6 million and $1.3 million, respectively, and purchase accounting income of $0.2 million and $0.3 million, respectively. Excluding all of these items, the net interest margin for the three months ended September 30, 2024 was 1.99%, a decrease of 10 basis points, from 2.09% for the three months ended September 30, 2023.

Provision for Credit Losses. During the three months ended September 30, 2024, the provision for credit losses was $1.7 million compared to $0.6 million for the three months ended September 30, 2023. The provision recorded during the three months ended September 30, 2024, was driven by increased reserves on one commercial business loan and one multi-family loan. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 55.0% at September 30, 2024. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended September 30, 2024 was $6.3 million, an increase of $3.0 million, or 89.7% from $3.3 million in the prior year comparable period. The increase was primarily due to net gains from fair value adjustments totaling $1.0 million for the three months ended September 30, 2024, compared to net losses of $1.2 million recorded in the prior year comparable period. In addition, the three months ended September 30, 2024 included insurance recoveries and non-recurring income totaling $0.8 million.

Non-Interest Expense. Non-interest expense for the three months ended September 30, 2024 was $38.7 million, an increase of $2.3 million, or 6.3%, from $36.4 million for the three months ended September 30, 2023. The increase was primarily due to increases in salary and benefits, occupancy and equipment and professional services expenses related to business investments in staff and branches and an increase in FDIC insurance assessment rates.

Income before Income Taxes. Income before income taxes for the three months ended September 30, 2024 was $11.5 million, an increase of $0.7 million, or 6.6%, from $10.8 million for the three months ended September 30, 2023 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $2.6 million for the three months ended September 30, 2024, a decrease of $0.4 million, or 12.5%, from $2.9 million for the three months ended September 30, 2023. The decrease was primarily due to a decline in the effective tax rate for the three months ended September 30, 2024 to 22.3% compared to 27.1% for the three months ended September 30, 2023. The three months ended September 30, 2024 included a discrete tax benefit totaling $0.5 million which is not expected to repeat in future periods.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents operating data highlights for the periods indicated:

	For the nine months ended September 30,
	2024	2023

	(In thousands except per share data)
Operating data:
Interest income	$345,322	$292,714
Interest expense	214,546	159,647
Net interest income	130,776	133,067
Provision for credit losses	3,128	9,520
Noninterest income	13,577	15,186
Noninterest expense	117,635	110,654
Income before income tax expense	23,590	28,079
Income tax expense	5,678	7,514
Net income	$17,912	$20,565

Basic earnings per common share	$0.60	$0.69
Dividends per common share	0.60	0.69
Average diluted shares	29,758	30,017

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

General. Net income for the nine months ended September 30, 2024 was $17.9 million, a decrease of $2.7 million, or 12.9%, from $20.6 million for the nine months ended September 30, 2023. Diluted earnings per common share were $0.60 for the nine months ended September 30, 2024, a decrease of $0.09, or 13.0%, from $0.69 for the nine months ended September 30, 2023.

Return on average equity was 3.57% for the nine months ended September 30, 2024 compared to 4.05% for the nine months ended September 30, 2023. Return on average assets was 0.27% for the nine months ended September 30, 2024 compared to 0.32% for the nine months ended September 30, 2023.

Interest Income. Interest and dividend income increased $52.6 million, or 18.0%, to $345.3 million for the nine months ended September 30, 2024 from $292.7 million for the nine months ended September 30, 2023. The increase in interest income was primarily attributable to the 58 basis point increase in the yield on interest-earning assets to 5.46% for the nine months ended September 30, 2024 compared to 4.88% for the nine months ended September 30, 2023, coupled with the average balance of total interest-earning assets increasing $428.4 million from the comparable prior year period. During the nine months ended September 30, 2024, $934.6 million of investment securities were purchased at an average rate of 6.72% as part of a leverage strategy. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 59 basis points to 5.40% for the nine months ended September 30, 2024 from 4.81% for the nine months ended September 30, 2023.

Interest Expense. Interest expense increased $54.9 million, or 34.4%, to $214.5 million for the nine months ended September 30, 2024 from $159.6 million for the nine months ended September 30, 2023. The growth in interest expense was primarily due to an increase of 80 basis points in the average cost of interest-bearing liabilities to 3.96% for the nine months ended September 30, 2024 from 3.16% for the nine months ended September 30, 2023, coupled with an increase of $476.6 million in the average balance of interest-bearing liabilities to $7,220.9 million for the nine months ended September 30, 2024 from $6,744.3 million for the comparable prior year period.

Net Interest Income. Net interest income for the nine months ended September 30, 2024 was $130.8 million, a decrease of $2.3 million, or 1.7%, from $133.1 million for the nine months ended September 30, 2023. The decrease in net interest income was driven by the net interest margin decreasing 15 basis points to 2.07% for the nine months ended September 30, 2024 from 2.22% for the nine months ended September 30, 2023. Included in net interest income for the nine months

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ended September 30, 2024 and 2023, was prepayment penalty income and net recovered interest from non-accrual and delinquent loans totaling $2.9 million and $1.9 million, respectively, net gains and (losses) from fair value adjustments on hedges totaling $0.5 million and $1.2 million, respectively, and purchase accounting income of $0.6 million and $1.0 million, respectively. Excluding all of these items, the net interest margin for the nine months ended September 30, 2024 was 2.01%, a decrease of 14 basis points, from 2.15% for the nine months ended September 30, 2023.

Provision for Credit Losses. During the nine months ended September 30, 2024, the provision for credit losses was $3.1 million compared to $9.5 million for the nine months ended September 30, 2023. The provision recorded during the nine months ended September 30, 2024, was driven by increased reserves on two commercial business loans and one multifamily loan, as well as an increase in the qualitative reserve to capture additional risk related to credit concentrations. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 55.0% at September 30, 2024. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2024 was $13.6 million, a decrease of $1.6 million, or 10.6% from $15.2 million in the prior year comparable period. The decrease was primarily due to net losses from fair value adjustments totaling $0.2 million in the current period compared to a net gain of $1.7 million recorded during the prior year period, coupled with insurance recoveries and non-recurring income totaling $0.8 million recorded during the nine months ended September 30, 2024. These increases were partially offset by a gain from life insurance proceeds recorded in the prior year period totaling $0.6 million, compared to $1,000 in the current period.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2024 was $117.6 million, an increase of $7.0 million, or 6.3%, from $110.7 million for the nine months ended September 30, 2023. The increase was primarily due to increases in salary and benefits, occupancy and equipment and professional services expenses related to business investments in staff and branches and an increase in FDIC insurance assessment rates.

Income before Income Taxes. Income before income taxes for the nine months ended September 30, 2024 was $23.6 million, a decrease of $4.5 million, or 16.0%, from $28.1 million for the nine months ended September 30, 2023 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $5.7 million for the nine months ended September 30, 2024, a decrease of $1.8 million, or 24.4%, from $7.5 million for the nine months ended September 30, 2023. The decrease was primarily due to the decline in income before income taxes. The effective tax rate for the nine months ended September 30, 2024 was 24.1% compared to 26.8% for the nine months ended September 30, 2023. The nine months ended September 30, 2024 included a discrete tax benefit totaling $0.5 million which is not expected to repeat in future periods.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2024 were $9,280.9 million, an increase of $743.7million, or 8.7%, from $8,537.2 million at December 31, 2023. The increase in total assets was mainly due to available for sale securities increasing $739.5 million, or 84.5%, to $1,614.2 million as the Company purchased primarily adjustable-rate securities. Total net loans decreased $88.8 million, or 1.3%, during the nine months ended September 30, 2024, to $6,778.0 million from $6,866.8 million at December 31, 2023. Loan originations and purchases were $473.0 million for the nine months ended September 30, 2024, a decrease of $100.8 million, or 17.6%, from $573.8 million for the nine months ended September 30, 2023. The decreased loan originations were a result of the absence of loans that met both our underwriting and pricing criteria. We continue to focus on the origination of multi-family residential, commercial real estate and commercial business loans with a full banking relationship. The loan pipeline was $293.0 million at September 30, 2024, compared to $163.1 million at December 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Multi-family residential	$50,528	$75,655	$90,299	$149,720
Commercial real estate	56,713	70,197	87,326	124,290
One-to-four family – mixed-use property	5,709	6,028	10,439	16,778
One-to-four family – residential (1)	1,705	1,070	54,933	5,429
Construction (2)	5,063	6,971	11,552	26,374
Small Business Administration	5,930	—	5,930	1,138
Commercial business and other (3)	91,447	81,549	212,564	250,067
Total	$217,095	$241,470	$473,043	$573,796

(1) Includes purchases of $52.3 million for the nine months ended September 30, 2024.

(2) Includes purchases of $0.1 million for the nine months ended September 30, 2023.

(3) Includes purchases of $33.6 million and $36.7 million for the three months ended September 30, 2024 and 2023, respectively. Includes purchases of $78.0 million and $120.6 million for the nine months ended September 30, 2024 and 2023, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended September 30, 2024 had an average loan-to-value ratio of 45.0% and an average debt coverage ratio of 151.0%.

The Bank’s non-performing assets totaled $54.9 million at September 30, 2024, an increase of $8.7 million, or 18.9% from December 31, 2023. Total non-performing assets as a percentage of total assets were 0.59% at September 30, 2024 and 0.54% at December 31, 2023. The ratio of ACL – loans to total non-performing loans was 117.7% at September 30, 2024 and 159.5% at December 31, 2023.

During this period of lower loan originations, the investment securities have increased to augment interest-earning assets.

During the nine months ended September 30, 2024 mortgage-backed securities increased $572.4 million, or 158.0%, to $934.6 million from $362.2 million at December 31, 2023. The increase during the nine months ended September 30, 2024 was primarily due to purchases of $616.9 million of primarily adjustable-rate securities with an average yield of 6.56%, coupled with an increase in the fair value totaling $13.1 million, partially offset by principal repayments totaling $57.0 million.

During the nine months ended September 30, 2024, other securities increased $165.9 million, or 28.3%, to $751.4 million from $585.5 million at December 31, 2023. The increase in other securities during the nine months ended September 30, 2024, was primarily due to purchases of $317.7 million of adjustable-rate securities at an average yield of 7.02%, partially offset by maturities, repayments and calls totaling $157.6 million. At September 30, 2024, other securities primarily consisted of securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds, and CLOs.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $8,614.0 million at September 30, 2024, an increase of $746.6 million, or 9.5%, from $7,867.4 million at December 31, 2023. During the nine months ended September 30, 2024, due to depositors increased $734.1 million, or 10.9%, to $7,499.0 million primarily due to increases in certificates of deposit of $564.2 million and NOW accounts of $232.1 million. At September 30, 2024, the Company had uninsured deposits totaling $2.3 billion, or 30.6% of deposits with $1.2 billion fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.1 billion or 15.0% of deposits. Uninsured deposits are greatly influenced by our government deposit portfolio. These deposits fluctuate at times that affect both the uninsured deposit levels and other sources of liquidity used. Borrowed funds increased $4.8 million, or 0.6%, during the nine months ended September 30, 2024, primarily due to funding needs being met by deposit growth.

Total deposits at the periods shown and the weighted average rate on deposits at September 30, 2024 and December 31, 2023, are as follows:

			Weighted Average	Weighted Average
	September 30,	December 31,	Nominal Rate	Nominal Rate
	2024	2023	2024 (1)	2023 (1)

Interest-bearing deposits:	(Dollars in thousands)
Certificate of deposit accounts	$2,875,486	$2,311,290	4.82%	4.51%
Savings accounts	100,279	108,605	0.47	0.45
Money market accounts	1,659,027	1,726,404	4.10	3.91
NOW accounts	2,003,301	1,771,164	3.74	3.58
Total interest-bearing deposits	6,638,093	5,917,463
Non-interest bearing demand deposits	860,930	847,416
Total due to depositors	7,499,023	6,764,879
Mortgagors' escrow deposits	73,372	50,382	0.27	0.25
Total deposits	$7,572,395	$6,815,261

(1) The weighted average rate does not reflect the benefit of interest rate swaps.

Included in deposits were brokered deposits totaling $1,658.6 million, an increase of $556.6 million from $1,102.0 million at December 31, 2023. We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the federal funds rates. A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At September 30, 2024 and December 31, 2023, $800.8 million and $680.0 million, respectively, were hedged using interest rate swaps. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured. At September 30, 2024 and December 31, 2023, the Bank did not hold any uninsured brokered deposits.

The following table shows the composition of brokered deposits at the periods indicated below:

	September 30,	December 31,
(In thousands)	2024	2023
NOW accounts	$201,314	$187,119
Money market accounts	73,533	96,596
Certificates of deposit	1,383,724	818,287
Total brokered deposits	$1,658,571	$1,102,002

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

Interest expense on brokered deposits is summarized as follows for the periods indicated below:

	For the three months ended
	September 30,
(In thousands)	2024	2023
NOW accounts	$694	$621
Money market accounts	214	590
Certificates of deposit	12,027	5,294
Total interest expense on brokered deposits	$12,935	$6,505

	For the nine months ended
	September 30,
(In thousands)	2024	2023
NOW accounts	$908	$875
Money market accounts	1,099	2,943
Certificates of deposit	22,916	12,223
Total brokered deposits	$24,923	$16,041

Equity. Total stockholders’ equity was $666.9 million at September 30, 2024, a decrease of $2.9 million, or 0.4%, from $669.8 million at December 31, 2023. Stockholders’ equity decreased primarily due to the declaration and payment of dividends on the Company’s common stock of $0.66 per common share totaling $19.6 million, partially offset by net income totaling $17.9 million. Book value per common share was $22.94 at September 30, 2024 compared to $23.21 at December 31, 2023.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity are to maintain the ability to originate and purchase loans and securities, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. During 2024 the FHLB-NY reduced the available lines to all its member banks from 45% of total assets to 30% of total assets. To offset the FHLB-NY policy change, the Company expanded its line with the Federal Reserve. At September 30, 2024, the Company had $3.9 billion in combined available liquidity through cash lines with the FHLB-NY, Federal Reserve and other commercial banks as well as unencumbered securities compared to $4.1 billion at December 31, 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s available liquidity by source at the periods indicated below:

	At September 30, 2024
	Total	Amount	Net
	Available	Used	Availability

Internal Sources:	(In millions)
Unencumbered Securities	$895.9	$—	$895.9
Interest Earnings Deposits	185.9	—	185.9
External Sources:
Federal Home Loan Bank	2,654.5	1,900.7	753.8
Federal Reserve Bank	1,678.0	100.0	1,578.0
Other Banks	474.0	—	474.0
Total Liquidity	$5,888.3	$2,000.7	$3,887.6

	At December 31, 2023
	Total	Amount	Net
	Available	Used	Availability

Internal Sources:	(In millions)
Unencumbered Securities	$508.3	$—	$508.3
Interest Earnings Deposits	71.2	—	71.2
External Sources:
Federal Home Loan Bank	3,808.6	1,599.5	2,209.1
Federal Reserve Bank	298.0	100.0	198.0
Other Banks	1,128.0	25.0	1,103.0
Total Liquidity	$5,814.1	$1,724.5	$4,089.6

Liquidity management is both a short and long-term function of business management. During 2024, funds were provided by the Company’s operating and financing activities, which were used to fund our investing activities. The largest use of funds during 2024 was the purchase of $934.9 million of available for sale securities as part of a leveraging strategy which was primarily funded by an increase of $719.9 million in interest-bearing deposits and $206.7 million in net repayments of loans. This strategy, which was completed during the three months ended September 30, 2024, was initiated to offset tempered loan growth. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $267.6 million, an increase of $95.5 million, or 55.5% from $172.2 million, at December 31, 2023. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At September 30, 2024 and December 31, 2023, restricted cash totaled $22.8 million and $47.9 million, respectively.

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

There was no material change in the source of the data used in our interest rate risk modeling in the current year. Current economic factors such as interest rate forecasts as changed from period over period may affect the modeling. Key assumptions include deposit betas and loan origination yields. Deposit betas vary by product and direction of interest rates. In an upward shock, weighted average deposit betas (based on period end balances) were 71% at September 30, 2024 compared to 74% in September 30, 2023. In a downward shock, weighted average deposit betas (based on period end balances) were 63% at September 30, 2024 compared to 66% at September 30, 2023. Loan origination yields vary by product and the weighted average yield (based on period end loan balances) was 7.08% at September 30, 2024 compared to 7.16% at September 30, 2023.

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2024. Various estimates regarding prepayment assumptions are made at each level of rate shock. At September 30, 2024, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents the change in the Company’s net portfolio value and the net portfolio ratio for the following periods:

	Projected Percentage Change In
	Net Portfolio Value (NPV)		Net Portfolio Value Ratio
	September 30,	December 31,	September 30,	December 31,
Change in Interest Rate	2024	2023	2024	2023
-200 Basis points	(3.3)%	(1.8)%	5.4%	7.4%
-100 Basis points	(2.6)	(0.9)	5.5	7.6
Base interest rate	-	-	5.8	7.8
+100 Basis points	(4.9)	(3.5)	5.6	7.7
+200 Basis points	(9.0)	(6.7)	5.4	7.6

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2024 and 2023. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2024, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of September 30, 2024 and 2023:

	Projected Percentage
	Change In
	Net Interest Income
Change in Interest Rate	2024	2023
-200 Basis points	(1.8)%	(1.0)%
-100 Basis points	(0.4)	-
Base interest rate	-	-
+100 Basis points	(3.5)	(3.0)
+200 Basis points	(7.7)	(6.0)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 3.6% from a 200 basis point increase in rates over the next twelve months and a 0.6% reduction from a 200 basis point decrease in rate over the same period. Actual results could differ significantly from these estimates.

At September 30, 2024, the Company had a derivative portfolio with a notional value totaling $2.7 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following tables set forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2024				2023
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,337,170	$74,645	5.59%		$5,314,215	$68,931	5.19%
Other loans, net	1,400,091	21,135	6.04		1,498,804	22,535	6.01
Total loans, net (1) (2)	6,737,261	95,780	5.69		6,813,019	91,466	5.37
Taxable securities:
Mortgage-backed securities	984,383	12,443	5.06		436,181	3,031	2.78
Other securities	714,161	11,431	6.40		528,091	7,003	5.30
Total taxable securities	1,698,544	23,874	5.62		964,272	10,034	4.16
Tax-exempt securities: (3)
Other securities	65,070	474	2.91		66,438	484	2.91
Total tax-exempt securities	65,070	474	2.91		66,438	484	2.91
Interest-earning deposits and federal funds sold	208,796	2,565	4.91		179,508	2,154	4.80
Total interest-earning assets (3)	8,709,671	122,693	5.63		8,023,237	104,138	5.19
Other assets	494,213				482,109
Total assets	$9,203,884				$8,505,346
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$102,196	122	0.48		$115,437	130	0.45
NOW accounts	1,886,387	18,795	3.99		1,907,781	16,843	3.53
Money market accounts	1,673,499	17,485	4.18		1,584,308	14,386	3.63
Certificate of deposit accounts	2,884,280	29,676	4.12		2,290,669	18,639	3.25
Total due to depositors	6,546,362	66,078	4.04		5,898,195	49,998	3.39
Mortgagors' escrow accounts	71,965	72	0.40		69,525	68	0.39
Total deposits	6,618,327	66,150	4.00		5,967,720	50,066	3.36
Borrowed funds	886,190	10,840	4.89		804,140	9,543	4.75
Total interest-bearing liabilities	7,504,517	76,990	4.10		6,771,860	59,609	3.52
Non-interest-bearing deposits	845,456				851,677
Other liabilities	181,149				206,768
Total liabilities	8,531,122				7,830,305
Equity	672,762				675,041
Total liabilities and equity	$9,203,884				$8,505,346
Net interest income / net interest rate spread (tax equivalent) (3)		$45,703	1.53%			$44,529	1.67%
Net interest-earning assets / net interest margin(tax equivalent) (3)	$1,205,154		2.10%		$1,251,377		2.22%
Ratio of interest-earning assets to interest-bearing liabilities			1.16	X			1.18	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.4 million each for the three months ended September 30, 2024 and 2023.

(2) Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $0.4 million and $1.4 million for three months ended September 30, 2024 and 2023, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended September 30, 2024 and 2023.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

	For the nine months ended September 30,
	2024				2023
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net	$5,343,108	$218,185	5.44%		$5,318,616	$194,673	4.88%
Other loans, net	1,419,970	63,282	5.94		1,519,124	65,059	5.71
Total loans, net (1) (2)	6,763,078	281,467	5.55		6,837,740	259,732	5.06
Taxable securities:
Mortgage-backed securities	714,030	23,601	4.41		447,491	8,288	2.47
Other securities	656,325	30,343	6.16		470,898	17,461	4.94
Total taxable securities	1,370,355	53,944	5.25		918,389	25,749	3.74
Tax-exempt securities: (3)
Other securities	65,485	1,418	2.89		66,631	1,441	2.88
Total tax-exempt securities	65,485	1,418	2.89		66,631	1,441	2.88
Interest-earning deposits and federal funds sold	235,365	8,791	4.98		183,106	6,095	4.44
Total interest-earning assets (3)	8,434,283	345,620	5.46		8,005,866	293,017	4.88
Other assets	480,793				472,971
Total assets	$8,915,076				$8,478,837
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$103,908	359	0.46		$124,736	396	0.42
NOW accounts	1,946,022	57,293	3.93		1,968,199	46,780	3.17
Money market accounts	1,704,320	52,083	4.07		1,797,398	43,113	3.20
Certificate of deposit accounts	2,578,988	74,977	3.88		2,007,954	44,927	2.98
Total due to depositors	6,333,238	184,712	3.89		5,898,287	135,216	3.06
Mortgagors' escrow accounts	80,408	196	0.33		79,136	155	0.26
Total deposits	6,413,646	184,908	3.84		5,977,423	135,371	3.02
Borrowed funds	807,230	29,638	4.90		766,919	24,276	4.22
Total interest-bearing liabilities	7,220,876	214,546	3.96		6,744,342	159,647	3.16
Non-interest-bearing deposits	834,217				865,777
Other liabilities	190,138				191,769
Total liabilities	8,245,231				7,801,888
Equity	669,845				676,949
Total liabilities and equity	$8,915,076				$8,478,837
Net interest income / net interest rate spread (tax equivalent) (3)		$131,074	1.50%			$133,370	1.72%
Net interest-earning assets / net interest margin (tax equivalent) (3)	$1,213,407		2.07%		$1,261,524		2.22%
Ratio of interest-earning assets to interest-bearing liabilities			1.17	X			1.19	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.6 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments and termination on qualifying hedges of $0.4 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.3 million each for the nine months ended September 30, 2024 and 2023.

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

	For the nine months ended September 30,
(In thousands)	2024	2023
Mortgage Loans
At beginning of period	$5,425,586	$5,380,935
Mortgage loans originated:
Multi-family residential	90,299	149,720
Commercial real estate	87,326	124,290
One-to-four family mixed-use property	10,439	16,778
One-to-four family residential	2,619	5,429
Construction	11,552	26,245
Total mortgage loans originated	202,235	322,462

Mortgage loans purchased:
One-to-four family residential	52,314	—
Construction	—	129
Total mortgage loans purchased	52,314	129

Less:
Principal reductions	262,210	307,017
Mortgage loan sales	18,148	8,506
Charge-Offs	14	20
Loans transferred to OREO	329	—
At end of period	$5,399,434	$5,387,983

Commercial business loans
At beginning of period	$1,472,723	$1,544,823
Loans originated:
Small Business Administration	5,930	1,138
Commercial business	130,032	126,547
Other	4,514	2,929
Total commercial business and other loans originated	140,476	130,614

Commercial business loans purchased:
Commercial business	78,018	120,591
Total commercial business loans purchased	78,018	120,591

Less:
Principal reductions	280,721	275,329
Charge-offs	3,163	11,028
At end of period	$1,407,333	$1,509,671

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table shows the principal balance of our non-performing assets at the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Loans 90 days or more past due and still accruing:
Multi-family residential	$—	$1,463
Total	—	1,463
Non-accrual mortgage loans:
Multi-family residential	9,478	3,206
One-to-four family mixed-use property	369	981
One-to-four family residential	1,493	5,181
Commercial real estate	6,705	—
Total	18,045	9,368

Non-accrual commercial business loans:
Small Business Administration	2,445	2,552
Commercial Business and other	13,771	11,789
Total	16,216	14,341
Total non-accrual loans	34,261	23,709

Total non-performing loans	34,261	25,172
Other non-performing assets:
Held-to-maturity securities	20,627	20,981
Total	20,627	20,981

Total non-performing assets	$54,888	$46,153

Non-performing loans to gross loans	0.50%	0.36%
Non-performing assets to total assets	0.59%	0.54%

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolio, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2024. The amortized cost of Criticized and Classified assets was $90.6 million at September 30, 2024, a decrease of $8.5 million from $99.1 million at December 31, 2023. The Company had one investment security with an amortized cost of $20.6 million and $21.0 million classified as substandard at September 30, 2024 and December 31, 2023, respectively.

Included within net loans at September 30, 2024 and December 31, 2023, were $1.8 million and $4.8 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the nine months ended September 30,
(In thousands)	2024	2023
Balance at beginning of period	$40,161	$40,442
Loans- charge-off	(3,179)	(11,050)
Loans- recovery	231	298
Loans- provision (benefit)	3,129	9,538
Allowance for credit losses - loans	$40,342	$39,228

Balance at beginning of period	$1,087	$1,100
HTM securities provision (benefit)	(1)	(18)
Allowance for credit losses - HTM securities	$1,086	$1,082

Balance at beginning of period	$1,102	$970
Off-balance sheet- provision (benefit)	(44)	(37)
Allowance for credit losses - off-balance sheet	$1,058	$933

Allowance for credit losses	$42,486	$41,243

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussions and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2024	2023
Balance at beginning of year	$40,161	$40,442
Provision (benefit) for credit losses	3,129	9,538

Loans charged-off:
Commercial real estate	—	(8)
One-to-four family - residential	(14)	(12)
Small Business Administration	(7)	(7)
Commercial business and other loans	(3,158)	(11,023)
Total loans charged-off	(3,179)	(11,050)

Recoveries:
Multi-family residential	1	1
One-to-four family - mixed-use property	2	—
One-to-four family - residential	61	50
Small Business Administration	104	219
Commercial business and other	63	28
Total recoveries	231	298

Net charge-offs	(2,948)	(10,752)
Balance at end of year	$40,342	$39,228

Ratio of net charge-offs to average loans outstanding during the period	0.06%	0.21%
Ratio of ACL - loans to gross loans at end of period	0.59%	0.57%
Ratio of ACL - loans to non-accrual loans at end of period	117.75%	225.38%
Ratio of ACL - loans to non-performing loans at end of period	117.75%	225.38%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2024:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2024	—	—	—	807,964
August 1 to August 31, 2024	—	—	—	807,964
September 1 to September 30, 2024	—	—	—	807,964
Total	—	$—	—

During the quarter ended September 30, 2024, the Company did not repurchase any shares of the Company’s common stock. On September 30, 2024, 807,964 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	November 5, 2024	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	November 5, 2024	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer