Form 10-K
period 2024-12-31
FLUSHING FINANCIAL CORP
filed 2025-03-11
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes    X        No

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $358,910,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $13.15.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2025 was 33,776,688 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2025 are incorporated herein by reference in Part III.

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

Item 1.    Business.

GENERAL

Overview

The Holding Company is a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. Our primary business is the operation of the Bank. The Bank owned two subsidiaries during 2024: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch (the “Internet Branch”), which operates under the brands of iGObanking.com® and BankPurely®. The activities of the Holding Company are primarily funded by cash on hand, dividends, if any, received from the Bank, issuances of subordinated debt and junior subordinated debt, and issuances of equity securities. The Holding Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. At December 31, 2024, the Company had total assets of $9.0 billion, deposits of $7.2 billion and stockholders’ equity of $0.7 billion.

During December 2024, the Company issued $70.0 million (gross) of common equity in order to complete a restructuring transaction of the balance sheet. The Company sold $444.8 million of securities yielding 1.98%, repositioned the borrowings from the Federal Home Loan Bank of New York (“FHLB-NY”), and moved $74.0 million of loans to held for sale. In conjunction with these transactions, a swap related to the investment securities was terminated for a gain of

$3.0 million and $382.5 million of securities yielding 5.67% were purchased. The net result of these and other transactions was a pre-tax loss of $76.0 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) equipment financing loans; (4) Small Business Administration (“SBA”) loans; (5) mortgage loan surrogates such as mortgage-backed securities; and (6) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2024, we had gross loans outstanding of $6,737.8 million, with gross mortgage loans totaling $5,316.2 million, or 78.9% of gross loans, and commercial business loans totaling $1,421.5 million, or 21.1% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which represent 74.4% of gross loans. Our revenues are derived principally from interest on loans, our mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, FHLB-NY borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

During 2024, loan demand was below expectations and put the earnings at risk. Management, therefore, executed on a leverage strategy purchasing $944.8 million of securities with an average yield of 6.69%. These securities were primarily adjustable rate securities. As loan demand returns to historic norms, these securities may be sold to fund loan growth. The purchase of these adjustable rate securities aided in moving the Company’s interest rate position to more neutral.

Non-performing loans totaled $33.3 million, $25.2 million, and $32.4 million at December 31, 2024, 2023, and 2022, respectively. We had net charge-offs of loans in 2024 totaling $7.7 million compared to $10.8 million and $1.5 million for the years ended December 31, 2023, and 2022, respectively. The Company recorded a provision for credit losses on loans totaling $7.7 million, $10.5 million, and $4.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The provision recorded in 2024 was driven by increased reserves on several commercial business and multi-family loans. The provision recorded in 2023 was driven by fully reserving for two non-accrual commercial business loans and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing environmental uncertainty resulting from high and rising inflation including increasing interest rates.

Market Area and Competition

We are a community oriented commercial bank offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office and its executive offices are in Uniondale, New York, located in Nassau County. At December 31, 2024, the Bank operated 28 full-service offices and the Internet Branch. We have offices located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau and Suffolk County, New York. The vast majority of all our mortgage loans are secured by properties located in the New York City metropolitan area.

We face intense competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than we do, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 107 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2024, in these counties was 0.36% of the total deposits of these FDIC insured competing financial institutions, and we are the 24th largest financial institution.1 In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the

1 Per June 2024 FDIC Summary of Deposits for the New York State Counties of New York, Kings, Queens, Nassau and Suffolk

types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all the lending activities we emphasize.

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

We have focused our loan origination efforts on multi-family residential mortgage loans, commercial real estate and commercial business loans with full banking relationships. All these loan types generally include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contact with mortgage brokers and other professionals who serve as referral sources.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2024		2023		2022		2021		2020
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,527,222	37.50%	$2,658,205	38.53%	$2,601,384	37.57%	$2,517,026	37.94%	$2,533,952	37.81%
Commercial real estate (1)	1,973,124	29.28	1,958,252	28.39	1,913,040	27.62	1,775,629	26.77	1,754,754	26.18
One-to-four family - mixed-use property	511,222	7.59	530,243	7.69	554,314	8.00	571,795	8.62	602,981	9.00
One-to-four family - residential	244,282	3.63	220,213	3.19	241,246	3.48	276,571	4.17	253,262	3.78
Construction	60,399	0.90	58,673	0.85	70,951	1.02	59,761	0.90	83,322	1.24
Gross mortgage loans	5,316,249	78.90	5,425,586	78.65	5,380,935	77.69	5,200,782	78.40	5,228,271	78.01

Commercial business loans:
Small Business Administration	19,925	0.30	20,205	0.29	23,275	0.34	93,811	1.41	167,376	2.50
Taxi medallion	—	—	—	—	—	—	—	—	2,757	0.04
Commercial business and other	1,401,602	20.80	1,452,518	21.06	1,521,548	21.97	1,339,273	20.19	1,303,225	19.45
Gross commercial business loans	1,421,527	21.10	1,472,723	21.35	1,544,823	22.31	1,433,084	21.60	1,473,358	21.99
Gross loans	6,737,776	100.00%	6,898,309	100.00%	6,925,758	100.00%	6,633,866	100.00%	6,701,629	100.00%

Unearned loan fees and deferred costs, net	10,097		9,590		9,011		4,239		3,045
Unallocated portfolio layer basis adjustments (2)	(2,025)		(949)		—		—		—
Less: Allowance for credit losses	(40,152)		(40,161)		(40,442)		(37,135)		(45,153)
Loans, net	$6,705,696		$6,866,789		$6,894,327		$6,600,970		$6,659,521
(1)	Balance consists almost exclusively of investor commercial real estate (non-owner occupied). Owner-occupied commercial real estate represents less than 1.0% of the total for each period shown.
(2)	This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under generally accepted accounting principles in the United States of America (“GAAP”) portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

In the table above, commercial business and other loans include owner-occupied commercial real estate totaling $745.1 million, $707.6 million, $732.0 million, $624.0 million and $498.2 million at December 31, 2024, 2023, 2022, 2021 and 2020, respectively.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2024	2023	2022
Mortgage Loans
At beginning of period	$5,425,586	$5,380,935	$5,200,782
Mortgage loans originated:
Multi-family residential	115,531	232,715	474,409
Commercial real estate	162,611	184,382	308,455
One-to-four family mixed-use property	17,061	20,097	37,598
One-to-four family residential	3,358	6,883	25,059
Construction	20,890	34,253	28,732
Total mortgage loans originated	319,451	478,330	874,253

Mortgage loans purchased:
One-to-four family residential	52,314	—	—
Construction	—	128	2,860
Total mortgage loans purchased	52,314	128	2,860

Less:
Principal reductions	388,311	424,734	665,377
Loans transferred to held for sale	73,879	—	—
Mortgage loan sales	18,148	9,042	31,355
Charge-Offs	435	31	228
Loans transferred to OREO	329	—	—
At end of period	$5,316,249	$5,425,586	$5,380,935

Commercial business loans
At beginning of period	$1,472,723	$1,544,823	$1,433,084
Loans originated:
Small Business Administration	7,298	2,300	3,461
Commercial business	190,788	166,391	364,177
Other	7,183	4,715	4,402
Total commercial business and other loans originated	205,269	173,406	372,040

Commercial business loans purchased:
Commercial business	121,173	166,216	272,841
Total commercial business loans purchased	121,173	166,216	272,841

Less:
Commercial business sales	—	—	300
Principal reductions	370,106	400,598	530,750
Charge-offs	7,532	11,124	2,092
At end of period	$1,421,527	$1,472,723	$1,544,823

Loan Maturity and Repricing. The following table shows the maturity and repricing of our total loan portfolio at December 31, 2024. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans					Commercial business loans
			One-to-four
			family	One-to-four			Commercial
	Multi-family	Commercial	mixed-use	family		Small Business	business
(In thousands)	residential	real estate	property	residential	Construction	Administration	and other	Total loans

Amounts due within one year	$379,879	$430,730	$52,523	$17,290	$58,447	$1,828	$487,844	$1,428,541
Amounts due after one year:
One to two years	301,218	294,250	50,446	13,710	855	1,435	272,690	934,604
Two to three years	292,956	243,377	49,878	13,809	868	1,212	190,656	792,756
Three to five years	476,844	385,550	81,072	22,879	229	2,141	239,046	1,207,761
Five to fifteen years	897,017	594,105	194,514	81,259	—	8,573	208,997	1,984,465
Over fifteen years	179,308	25,112	82,789	95,335	—	4,736	2,369	389,649
Total due after one year	2,147,343	1,542,394	458,699	226,992	1,952	18,097	913,758	5,309,235
Total amounts due	$2,527,222	$1,973,124	$511,222	$244,282	$60,399	$19,925	$1,401,602	$6,737,776

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$272,693	$98,210	$152,831	$16,956	$—	$130	$527,275	$1,068,095
Adjustable rate loans	1,874,650	1,444,184	305,868	210,036	1,952	17,967	386,483	4,241,140
Total loans due after one year	$2,147,343	$1,542,394	$458,699	$226,992	$1,952	$18,097	$913,758	$5,309,235

Multi-family Residential Lending. Loans secured by multi-family residential properties were $2,527.2 million, or 37.50% of gross loans, at December 31, 2024. Our multi-family residential mortgage loans had an average principal balance of $1.2 million at December 31, 2024, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $27.7 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. The weighted average debt service coverage for this portfolio is approximately 180% based on the most recent annual loan review. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Board of Directors of the Bank (the “Bank Board of Directors”) or the Loan Committee as an exception to policy. The weighted average loan to value ratio for this loan portfolio is approximately 41.8% based on the most recent appraisal and the loan balance at December 31, 2024. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

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

At December 31, 2024, $2,166.5 million, or 85.73%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $106.6 million, $210.5 million, and $392.0 million during 2024, 2023, and 2022, respectively.

At December 31, 2024, $360.7 million, or 14.27%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $8.9 million, $22.2 million, and $82.4 million of fixed-rate multi-family mortgage loans in 2024, 2023, and 2022, respectively.

The following table shows the geographic distribution of our multi-family portfolio at December 31, 2024:

		Percent
	Amount	of Total
(Dollars in thousands)
Brooklyn	$724,906	28.69%
Manhattan	545,720	21.59
Queens	438,005	17.33
Bronx	404,550	16.01
New York State (excluding NYC)	295,736	11.70
Other states	107,777	4.26
Staten Island	10,528	0.42
Total	$2,527,222	100.00%

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,973.1 million, or 29.28% of gross loans, at December 31, 2024. Our commercial real estate mortgage loans are secured by properties such as hotels/motels, small business facilities, strip shopping centers, warehouses, and office buildings. At December 31, 2024, our commercial real estate mortgage loans had an average principal balance of $2.6 million and the largest of such loans had a principal balance of $28.9 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $10.0 million.

In underwriting commercial real estate mortgage loans, we employ the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans. The weighted average debt service coverage for this portfolio is approximately 180% based on the most recent annual loan review. The weighted average loan to value ratio for this portfolio is approximately 42.1% based on the most recent appraisal and the loan balance at December 31, 2024.

Our commercial real estate loans are primarily investor properties (non-owner occupied) which are generally considered to have higher credit risk than multi-family lending. The repayment of principal is primarily dependent on the successful operation of the underlying tenant’s business.

At December 31, 2024, $1,776.6 million, or 90.04%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $157.3 million, $172.1 million, and $273.1 million during 2024, 2023, and 2022, respectively.

At December 31, 2024, $196.5 million, or 9.96%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $5.3 million, $12.2 million, and $35.4 million of fixed-rate commercial mortgage loans in 2024, 2023, and 2022, respectively.

The following table shows the diversification of our investor property commercial real estate loans by major industry at December 31, 2024:

		Percent
	Amount	of Total
(Dollars in thousands)
General Commercial	$450,843	22.86%
Shopping Center	318,887	16.16
Strip Mall	309,802	15.70
Commercial Mixed Use	279,854	14.18
Single Tenant Retail	157,863	8.00
Industrial	149,111	7.56
Office Multi and Single Tenant	99,729	5.05
Health Care / Medical Use	84,643	4.29
Commercial Special Use	64,286	3.26
Office Condo and Co-Op	58,106	2.94
Total (1)	$1,973,124	100.00%
(1)	Includes owner-occupied commercial real estate totaling $1.5 million representing 0.79% of total commercial real estate.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $511.2 million, or 7.59% of gross loans, at December 31, 2024.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2024, $330.6 million, or 64.66%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $14.4 million, $8.7 million, and $15.7 million during 2024, 2023, and 2022, respectively.

At December 31, 2024, $180.7 million, or 35.34%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $2.6 million, $11.4 million, and $21.9 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2024, 2023, and 2022, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $244.3 million, or 3.63% of gross loans, at December 31, 2024.

We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

At December 31, 2024, $220.1 million, or 92.09%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $55.1 million, $6.5 million, and $21.7 million during 2024, 2023, and 2022, respectively.

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

At December 31, 2024, $18.9 million, or 7.91%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $0.6 million, $0.4 million, and $3.3 million in fixed-rate residential mortgages in 2024, 2023, and 2022, respectively.

At December 31, 2024, home equity loans totaled $16.9 million, or 0.25%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2024, construction loans totaled $60.4 million, or 0.90%, of gross loans. Our construction loans primarily are adjustable-rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and owner-occupied commercial properties. We also, to a limited extent, finance the construction of commercial properties. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We originated and purchased construction loans totaling $20.9 million, $34.4 million, and $31.6 million during 2024, 2023, and 2022, respectively.

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

Small Business Administration Lending. At December 31, 2024, SBA loans totaled $19.9 million, representing 0.30% of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable-rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%.

We originated and purchased SBA loans totaling $7.3 million, $2.3 million and $3.5 million, during 2024, 2023, and 2022, respectively. With the addition of an SBA team in mid-2024, we expect originations and sales of SBA loans will be greater than historical norms.

Commercial Business and Other Loans. At December 31, 2024, commercial business and other loans totaled $1,401.6 million, or 20.80%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory, equipment and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable-rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable-rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the Secured Overnight Financing Rate (“SOFR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $319.1 million, $322.4 million, and $637.0 million of commercial business loans during 2024, 2023, and 2022, respectively.

A portion of our commercial business and other loans are commercial loans secured by owner-occupied real estate, which totaled $745.1 million, $707.6 million and $732.0 million at December 31, 2024, 2023 and 2022, respectively. These loans are secured by properties used by the borrower for commercial use where the primary source of repayment is expected to be the income generated by the borrower’s business use of the property. The Company recognizes in circumstances where the borrower is not performing, the real estate collateral would be the source of repayment. The Company considers these credits to be less risky than commercial business loans, however, riskier than commercial real estate loans.

The following table shows the diversification of our commercial business and other loan portfolio by major industry at December 31, 2024:

		Percent
	Amount	of Total
(Dollars in thousands)
Automotive Businesses	$224,352	15.68%
Wholesalers	154,882	10.83
Construction / Contractors	132,130	9.24
Financing Companies	120,127	8.40
Professional Services	87,756	6.13
Hotels	87,650	6.13
Healthcare	84,939	5.94
Manufacturing	83,962	5.87
Restaurant	67,309	4.71
Retail	52,693	3.68
Other	305,802	23.39
Total	$1,401,602	100.00%

Other loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $7.2 million, $4.7 million, and $4.4 million of other loans during 2024, 2023, and 2022, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

Loan Extensions, Renewals, Modifications and Restructuring. Extensions, renewals, modifications or restructurings of a loan, other than a loan that is experiencing financial difficulties, require the loan to be fully underwritten in accordance with our policy. The borrower must be current to have a loan extended, renewed, or modified. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the changes requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and commercial business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on modifying a loan requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings, and modifications must be approved by the appropriate Loan Committee.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On December 31, 2024, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty. See Note 3 (“Loans and Allowance for Credit Losses”) of the Notes to the Consolidated Financial Statements.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $127.1 million at December 31, 2024. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2024, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the Bank’s three largest aggregate amount of outstanding loans to one borrower were $93.0 million, $86.0 million, and $75.5 million for each of the three borrowers, all of which were performing according to their terms.

Loan Servicing. At December 31, 2024, we were servicing $53.3 million of loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. For mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all-in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2024 and 2023, we held $266.1 million and $364.0 million, respectively, of loans that were serviced by others.

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

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2024, there were no loans that were past due 90 days or more and still accruing interest.

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

The following table shows delinquent and non-performing loans sold during the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2024	2023	2022
Count	15	13	7

Proceeds	$10,439	$7,042	$6,863
Net charge-offs	—	(8)	—
Gross gains	273	108	119

Troubled Debt Restructured (Legacy GAAP). For borrowers who are experiencing financial difficulties, we had restructured certain problem loans by: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, principal forgiveness and/or changing the loan to interest only payments for a limited time period. At times, certain problem loans had been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner allowed certain borrowers to become and remain current on their loans. These restructured loans are classified troubled debt restructured (“TDR”). Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months.

The following table shows loans classified as TDR under legacy GAAP at amortized cost that were performing according to their restructured terms at the periods indicated at December 31:

	At December 31,
(In thousands)	2022	2021	2020
Accrual Status:
Multi-family residential	$1,673	$1,690	$1,700
Commercial real estate	7,572	7,572	7,702
One-to-four family - mixed-use property	974	1,375	1,459
One-to-four family - residential	253	483	507
Commercial business and other	1,069	1,340	1,588
Total	11,541	12,460	12,956

Non-Accrual Status:
One-to-four family - mixed-use property	248	261	272
Taxi Medallion	—	—	440
Commercial business and other	28	41	2,243
Total	276	302	2,955
Total performing troubled debt restructured	$11,817	$12,762	$15,911

Loans that were restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2022, there were two loans totaling $3.3 million which were restructured as TDR not performing in accordance with its restructured terms.

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

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2024, 2023, and 2022, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $2.9 million, $2.0 million, and $1.6 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020

Loans 90 days or more past due and still accruing:
Multi-family residential	$—	$1,463	$—	$—	$201
Commercial real estate	—	—	—	—	2,547
Construction	—	—	2,600	—	—
Total	—	1,463	2,600	—	2,748
Non-accrual mortgage loans:
Multi-family residential	11,031	3,206	3,206	2,431	2,524
Commercial real estate	6,283	—	237	613	1,683
One-to-four family mixed-use property (1)	116	981	790	1,309	1,366
One-to-four family residential	1,428	5,181	4,425	7,725	5,854
Total	18,858	9,368	8,658	12,078	11,427
Non-accrual commercial business loans:
Small Business Administration	2,445	2,552	937	937	1,151
Taxi medallion(1)	—	—	—	—	2,317
Commercial business and other (1)	12,015	11,789	20,187	1,918	3,430
Total	14,460	14,341	21,124	2,855	6,898
Total non-accrual loans	33,318	23,709	29,782	14,933	18,325

Total non-performing loans	33,318	25,172	32,382	14,933	21,073
Other non-performing assets:
Available for sale securities (2)	18,000	—	—	—	—
Held-to-maturity securities (2)	—	20,981	20,981	—	—
Other assets acquired through foreclosure	—	—	—	—	35
Total	18,000	20,981	20,981	—	35

Total non-performing assets	$51,318	$46,153	$53,363	$14,933	$21,108

Non-performing loans to gross loans	0.49%	0.36%	0.47%	0.23%	0.31%
Non-performing assets to total assets	0.57%	0.54%	0.63%	0.19%	0.26%

(1) Not included in the above analysis are the following non-accrual TDRs, under legacy GAAP, that are performing according to their restructured terms: taxi medallion loans totaling $0.4 million at December 31, 2020, one-to-four family mixed-use property loans totaling $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively, and commercial business loans totaling less than $0.1 million at December 31, 2022, and 2021, and $2.2 million at December 31, 2020.

(2)     During the year ended December 31, 2024, one held-to-maturity municipal security with an amortized cost of $20.6 million was transferred to available for sale. Management determined it was appropriate to transfer the security to available for sale due to a prolonged deterioration in creditworthiness, as such the transfer did not taint the remaining held-to-maturity portfolio. The security was non-accrual at the time of transfer. The fair value of the security at December 31, 2024 was $18.0 million. It was determined after review that the whole decline in fair value was credit-related and as such was recorded as a provision to the allowance for credit losses totaling $2.6 million. The Company did not transfer any securities between classification categories during the years ended December 31, 2023 and 2022.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at December 31:

	2024		2023
	30 - 59	60 - 89	30 - 59	60 - 89
	days	days	days	days

	(In thousands)

Multi-family residential	$12,596	$9,255	$2,722	$539
Commercial real estate	4,846	1,234	8,090	1,099
One-to-four family ― mixed-use property	870	65	1,708	124
One-to-four family ― residential	802	—	1,715	—
Commercial business and other	409	2,239	420	1,061
Total	$19,523	$12,793	$14,655	$2,823

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2024 and 2023, we held no OREO.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. During the year ended December 31, 2024, the Company acquired and then subsequently sold one OREO for $0.8 million, resulting in a gain on sale of $0.2 million. The Company did not have any OREO during 2023. Included within net loans as of December 31, 2024 and 2023, was a recorded investment of $2.7 million and $4.8 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Criticized and Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO, and the investment portfolio, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass”. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. Assets that are non-accrual are designated as Substandard, Doubtful, or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories but contains a potential weakness that deserves closer attention. Our Criticized and Classified Assets totaled $91.9 million at December 31, 2024, a decrease of $7.2 million from $99.1 million at December 31, 2023.

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2024:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$12,551	$13,161	$—	$—	$25,712
Commercial real estate	—	6,376	—	—	6,376
One-to-four family - mixed-use property	1,718	117	—	—	1,835
One-to-four family - residential	1,053	916	—	—	1,969
Construction	2,616	—	—	—	2,616
Small Business Administration	325	2,736	—	—	3,061
Commercial business and other	14,434	16,895	1,032	—	32,361
Total loans	32,697	40,201	1,032	—	73,930

Investment Securities:
Available for sale securities	—	18,000	—	—	18,000
Total investment securities	—	18,000	—	—	18,000

Total	$32,697	$58,201	$1,032	$—	$91,930

The following table sets forth the Bank’s Criticized and Classified assets at December 31, 2023:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$1,193	$5,854	$—	$—	$7,047
Commercial real estate	1,099	—	—	—	1,099
One-to-four family - mixed-use property	1,284	1,217	—	—	2,501
One-to-four family - residential	169	6,205	—	—	6,374
Small Business Administration	348	2,783	—	—	3,131
Commercial business and other	16,414	37,180	4,365	—	57,959
Total loans	20,507	53,239	4,365	—	78,111

Investment Securities:
Held-to-maturity securities	—	20,981	—	—	20,981
Total investment securities	—	20,981	—	—	20,981

Total	$20,507	$74,220	$4,365	$—	$99,092

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

The quantitative allowance is calculated using a number of inputs and assumptions. The results of this process, support management’s assessment as to the adequacy of the ACL at each period end presented in the Consolidated Statements of Financial Condition.

The process for calculating the allowance for credit losses begins with our historical losses by portfolio segment. The losses are then incorporated into reasonable and supportable forecast to develop the quantitative component of the allowance for credit losses.

In calculating the ACL, the Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for December 31, 2024, the reasonable and supportable forecast was for a period of two quarters and the reversion period was four quarters. At December 31, 2024 and 2023, the ACL for loans totaled $40.2 million each.

Non-performing loans totaled $33.3 million and $25.2 million at December 31, 2024 and 2023, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2024, the outstanding principal balance of our non-performing loans was 43.1% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $7.7 million, $10.8 million and $1.5 million during the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded a provision for credit losses on loans totaling $7.7 million, $10.5 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The provision recorded in 2024 was driven by increased reserves on several commercial business and real estate multi-family loans. The provision recorded in 2023 was driven by fully reserving for two non-accrual commercial business loans and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing economic uncertainty resulting from high and rising inflation including increasing interest rates. We believe that at December 31, 2024, the allowance was sufficient to absorb losses inherent in our loan portfolio. The allowance for credit losses represented 0.60% and 0.58% of gross loans outstanding at December 31, 2024 and 2023, respectively. The allowance for credit losses represented 120.5% and 159.6% of non-performing loans at December 31, 2024 and 2023, respectively.

At December 31, 2023, the Company had one held-to-maturity (“HTM”) investment security totaling $21.0 million that was modified in 2022 by granting a payment forbearance.   During the year ended December 31, 2024, this security was transferred to available for sale (“AFS”). Management determined it was appropriate to transfer the security to available for sale due to a prolonged deterioration in creditworthiness, as such the transfer did not taint the remaining held-to-maturity portfolio. The security was non-accrual at the time of transfer. The fair value of the security at December 31, 2024 was $18.0 million. It was determined after review that the whole decline in fair value was credit-related and as such was recorded as a provision to the allowance for credit losses totaling $2.6 million. The Company did not transfer any securities between classification categories during the years ended December 31, 2023 and 2022.

The following table sets forth changes in, and the balance of, our Allowance for credit losses.

	For the year ended December 31,
(In thousands)	2024	2023	2022
Balance at beginning of period	$40,161	$40,442	$37,135
Loans- charge-off	(7,969)	(11,157)	(3,348)
Loans- recovery	285	345	1,813
Loans- provision (benefit)	7,675	10,531	4,842
Allowance for credit losses - loans	$40,152	$40,161	$40,442

Balance at beginning of period	$1,087	$1,100	$862
Reversal of allowance upon transfer to AFS	(750)	—	—
HTM securities (benefit) provision	16	(13)	238
Allowance for credit losses - HTM securities	$353	$1,087	$1,100

Balance at beginning of period	$—	$—	$—
AFS securities (benefit) provision	2,627	—	—
Allowance for credit losses - AFS securities	$2,627	$—	$—

Balance at beginning of period	$1,102	$970	$1,209
Off-balance sheet- (benefit) provision	(65)	132	(239)
Allowance for credit losses - off-balance sheet	$1,037	$1,102	$970

Allowance for credit losses	$44,169	$42,350	$42,512

The following table sets forth changes in, and the balance of, our Allowance for credit losses - loans.

	For the year ended December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Balance at beginning of year	$40,161	$40,442	$37,135	$45,153	$21,751
Allowance recorded at the time of Acquisition	—	—	—	—	4,099
CECL Adoption	—	—	—	—	379
Provision (benefit) for credit losses	7,675	10,531	4,842	(4,899)	22,563

Loans charged-off:
Multi-family residential	—	—	(208)	(43)	—
Commercial real estate	(421)	(8)	—	(64)	—
One-to-four family - mixed-use property	—	—	—	(33)	(3)
One-to-four family - residential	(14)	(23)	(20)	—	—
Small Business Administration	(7)	(7)	(1,053)	—	(178)
Taxi medallion	—	—	—	(2,758)	(1,075)
Commercial business and other	(7,527)	(11,119)	(2,067)	(2,236)	(2,749)
Total loans charged-off	(7,969)	(11,157)	(3,348)	(5,134)	(4,005)

Recoveries:
Multi-family residential	2	2	77	10	38
Commercial real estate	—	—	—	—	—
One-to-four family - mixed-use property	2	1	—	133	138
One-to-four family - residential	102	52	5	157	12
Small Business Administration	108	248	47	34	70
Taxi medallion	—	—	447	1,457	—
Commercial business and other	71	42	1,237	224	108
Total recoveries	285	345	1,813	2,015	366

Net charge-offs	(7,684)	(10,812)	(1,535)	(3,119)	(3,639)
Balance at end of year	$40,152	$40,161	$40,442	$37,135	$45,153

Ratio of net charge-offs to average loans outstanding during the year	0.11%	0.16%	0.02%	0.05%	0.06%
Ratio of ACL - loans to gross loans at end of year	0.60%	0.58%	0.58%	0.56%	0.67%
Ratio of ACL - loans to non-accrual loans at end of the year	120.51%	169.39%	135.79%	248.66%	246.40%
Ratio of ACL - loans to non-performing loans at end of year	120.51%	159.55%	124.89%	248.66%	214.27%

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

	At December 31,
	2024		2023		2022		2021		2020
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans

	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$13,145	37.50%	$10,373	38.53%	$9,552	37.57%	$8,185	37.94%	$6,557	37.81%
Commercial real estate	9,288	29.28	8,665	28.39	8,184	27.62	7,158	26.77	8,327	26.18
One-to-four family mixed-use property	1,623	7.59	1,610	7.69	1,875	8.00	1,755	8.62	1,986	9.00
One-to-four family residential	759	3.63	668	3.19	901	3.48	784	4.17	869	3.78
Construction	371	0.90	158	0.85	261	1.02	186	0.90	497	1.24
Gross mortgage loans	25,186	78.90	21,474	78.65	20,773	77.69	18,068	78.40	18,236	78.01

Commercial business loans:

Small Business Administration	1,523	0.30	1,626	0.29	2,198	0.34	1,209	1.41	2,251	2.50
Taxi medallion	—	—	—	—	—	—	—	—	—	0.04
Commercial business and other	13,443	20.80	17,061	21.06	17,471	21.97	17,858	20.19	24,666	19.45
Gross commercial business loans	14,966	21.10	18,687	21.35	19,669	22.31	19,067	21.60	26,917	21.99

Total loans	$40,152	100.00%	$40,161	100.00%	$40,442	100.00%	$37,135	100.00%	$45,153	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt on either December 31, 2024, and 2023.

Our ALCO Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity monthly.

Investment securities are classified as available for sale when management intends to hold the securities for an indefinite period, or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry some of our investments under the fair value option totaling $13.6 million and $13.4 million at December 31, 2024, and 2023, respectively. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Operations. Unrealized gains and losses on securities available for sale, are excluded from earnings and included in accumulated other comprehensive income (loss), net of taxes. Securities held-to-maturity are carried at their amortized cost basis. As of December 31, 2024, we had $1,497.9 million of available for sale securities and $51.5 million in held-to-maturity securities, together they represented 17.15% of total assets. Total securities had an aggregate market value that approximated 2.1 times the amount of our equity as of December 31, 2024.

The Company had an allowance for credit losses for held-to-maturity securities totaling $0.4 million and $1.1 million at December 31, 2024 and 2023, respectively. The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. At December 31, 2024, and 2023 the Company’s portfolio was made up of three securities: the first two were structured similar to a commercial owner occupied loan, and modeled for credit losses similar to commercial business loans secured by real estate, and the third was issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security. At December 31, 2023 there was one additional held-to-maturity security that was under forbearance and was individually evaluated for an allowance for credit losses. This security was transferred to available for sale during the year ended December 31, 2024. Management determined it was appropriate to transfer the security to available for sale due to a prolonged deterioration in creditworthiness, as such the transfer did not taint the remaining held-to-maturity portfolio. The security was non-accrual at the time of transfer. The fair value of the security at December 31, 2024 was $18.0 million. It was determined after review that the whole decline in fair value was credit-related and as such was recorded as a provision to the allowance for credit losses totaling $2.6 million. The company did not transfer any securities between classification categories during the years ended December 31, 2023 and 2022.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold at the dates indicated.

	At December 31,
	2024		2023		2022
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Securities held-to-maturity
Bonds and other debt securities:
Municipal securities (1)	$44,002	$37,815	$66,155	$58,697	$66,936	$55,561
Total bonds and other debt securities	44,002	37,815	66,155	58,697	66,936	55,561

Mortgage-backed securities:
FNMA	7,836	6,903	7,855	7,058	7,875	6,989
Total mortgage-backed securities	7,836	6,903	7,855	7,058	7,875	6,989

Total securities held-to-maturity (1)	51,838	44,718	74,010	65,755	74,811	62,550

Securities available for sale
Bonds and other debt securities:
U.S. government agencies	8,804	8,848	82,548	81,734	83,720	81,103
Municipals (2)	20,627	18,000	—	—	—	—
Corporate debentures	130,882	125,249	173,184	155,449	146,430	131,766
Collateralized loan obligations	420,260	420,817	269,600	270,129	129,684	125,478
Total bonds and other debt securities	580,573	572,914	525,332	507,312	359,834	338,347

Mutual funds	11,890	11,890	11,660	11,660	11,211	11,211

Equity securities:
Common stock	1,465	1,465	1,437	1,437	1,516	1,516
Total equity securities	1,465	1,465	1,437	1,437	1,516	1,516

Mortgage-backed securities:
REMIC and CMO	707,540	707,580	160,165	133,574	175,712	148,414
GNMA	30,099	29,945	12,402	10,665	9,193	7,317
FNMA	99,183	98,146	155,995	135,074	172,690	148,265
FHLMC	76,048	75,965	89,427	75,031	96,725	80,287
Total mortgage-backed securities	912,870	911,636	417,989	354,344	454,320	384,283

Total securities available for sale (3)	1,506,798	1,497,905	956,418	874,753	826,881	735,357

Interest-earning deposits and Federal funds sold	125,157	125,157	145,322	145,322	121,893	121,893
Total	$1,683,793	$1,667,780	$1,175,750	$1,085,830	$1,023,585	$919,800

(1)	Does not include allowance for credit losses totaling $0.4 million for the year ended December 31, 2024 and $1.1 million each for the years ended December 31, 2023, and 2022.
(2)	Does not include allowance for credit losses totaling $2.6 million for the year ended December 31, 2024.
(3)	Does not include the unallocated portfolio layer basis adjustments totaling $2.3 million related to available for sale securities hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

Mortgage-backed securities. At December 31, 2024, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $918.5 million, of which $640.3 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2024	2023	2022

	(In thousands)

Balance at beginning of year	$354,344	$384,283	$572,184

Purchases of mortgage-backed securities	1,009,611	5,431	56,557

Amortization of unearned premium, net of accretion of unearned discount	(890)	(975)	(2,007)

Net change in unrealized (losses) gains on mortgage-backed securities available for sale	62,411	6,392	(64,164)

Net realized (losses) gains recorded on mortgage-backed securities carried at fair value	6	6	(24)

Sales and maturities of mortgage-backed securities	(386,382)	-	(84,224)

Principal repayments received on mortgage-backed securities	(127,464)	(40,793)	(94,039)

Net (decrease) increase in mortgage-backed securities	557,292	(29,939)	(187,901)

Balance at end of year	$911,636	$354,344	$384,283

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2024. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield

	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities (1)	$—	—%	$—	—%	$—	—%	$44,002	3.27%	23.06	$44,002	$37,815	3.27%
Total bonds and other debt securities	—	—	—	—	—	—	44,002	3.27	23.06	44,002	37,815	3.27

Mortgage-backed securities:
FNMA	—	—	—	—	7,836	3.33	—	—	8.34	7,836	6,903	3.33
Total mortgage-backed securities	—	—	—	—	7,836	3.33	—	—	8.34	7,836	6,903	3.33

Securities available for sale

Bonds and other debt securities:
US govt. and agencies	—	—	—	—	1,898	6.89	6,906	6.61	18.63	8,804	8,848	6.67
Municipals (2)	—	—	—	—	—	—	20,627	—	18.26	20,627	18,000	—
Corporate debentures	—	—	55,195	4.78	75,687	5.99	—	—	5.77	130,882	125,249	5.48
CLO	—	—	1,870	6.00	121,004	6.29	297,386	6.29	10.42	420,260	420,817	6.29
Total bonds and other debt securities	—	—	57,065	4.82	198,589	6.18	324,919	5.90	9.77	580,573	572,914	5.89

Mutual funds	11,890	2.91	—	—	—	—	—	—	—	11,890	11,890	2.91

Equity securities:
Common stock	—	—	—	—	—	—	1,465	7.82	—	1,465	1,465	7.82
Total equity securities	—	—	—	—	—	—	1,465	7.82	—	1,465	1,465	7.82

Mortgage-backed securities:
REMIC and CMO	—	—	—	—	—	—	707,540	5.81	29.10	707,540	707,580	5.81
GNMA	—	—	—	—	—	—	30,099	5.72	29.54	30,099	29,945	5.72
FNMA	—	—	—	—	59,319	4.48	39,864	5.67	13.15	99,183	98,146	4.95
FHLMC	—	—	—	—	—	—	76,048	5.83	26.90	76,048	75,965	5.72
Total mortgage-backed securities	—	—	—	—	59,319	4.48	853,551	5.80	27.20	912,870	911,636	5.71

Interest-earning deposits	125,157	4.03	—	—	—	—	—	—	—	125,157	125,157	4.03
Total	$137,047	3.93%	$57,065	4.82%	$265,744	5.72%	$1,223,937	5.74%	20.26	$1,683,793	$1,667,780	5.56%
(1)	Does not include allowance for credit losses totaling $0.4 million.
(2)	Does not include allowance for credit losses totaling $2.6 million.

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from the sale of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 28 full-service offices and our Internet Branch. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices, we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2024 and 2023, total deposits at our Internet Branch were $149.2 million and $183.8 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2024 and 2023, total deposits in our government banking unit totaled $1,775.5 million and $1,587.9 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is significantly influenced by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2024 of $361.0 million, primarily due to growth in our certificates of deposit. During the year ended December 31, 2024, the cost of our interest-bearing due to depositors’ accounts increased 64 basis points to 3.83% from 3.19% for the year ended December 31, 2023. The cost of interest-bearing liabilities continued to rise until mid-2024 as prior Federal Reverse rate increases continued to negatively impact our funding costs. Although, beginning in September 2024, the Federal Reserve commenced lowering rates, and by the end of 2024 had lowered the targeted Federal Funds rate by 100 basis points for the year to a range of 4.25% to 4.50% resulting in a decrease in our cost of funds in the latter part of 2024. We are unable to predict the direction or timing of future interest rate changes as there can be no assurances as to any future FOMC decisions on interest rates. If interest rates decline in 2025, we could see a decline in our cost of deposits, which could increase our net interest margin. Similarly, if interest rates rise during 2025, the result could be an increase in our cost of deposits, which would adversely impact our net interest margin.

Included in deposits are certificates of deposit with balances of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificates of deposit) was $514.4 million and $497.4 million at December 31, 2024 and 2023, respectively.

We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. At December 31, 2024 and 2023, we had $1,319.0 million and $1,102.0 million, respectively, classified as brokered deposits. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the Fed funds rates.  A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At December 31, 2024 and December 31, 2023, $875.8 million and $680.0 million, respectively, were hedged using interest rate swaps. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured and cannot be early redeemed. At December 31, 2024 and December 31, 2023, the Bank did not hold any uninsured brokered deposits.

The Depository Trust Company (“DTC”) is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificates of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. These instruments allow us to better manage the maturity of our deposits and our interest rate risk. At times, we also utilize brokers to obtain money market deposits and NOW accounts. The rate we pay on brokered money market and NOW accounts are similar to the rate we pay on non-brokered accounts of these types, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through the IntraFi Network which arranges for the placement of funds into certificates of deposit accounts, demand accounts or money market accounts issued by other member banks within the network in increments of less than $250,000. This allows us to accept deposits in excess of $250,000 from a depositor and to place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We obtain these types of deposits primarily as a short-term funding source. We can also place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in the IntraFi Network money market and demand accounts which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2024 and 2023, the Bank held IntraFi Network money market and demand deposits totaling $721.8 million and $869.2 million, respectively. At   December 31, 2024 $18.3 thousand were classified as brokered deposits, while at December 31, 2023, $110.2 million of these deposits were classified as brokered deposits.

At December 31, 2024, the Bank had uninsured deposits totaling $2.3 billion, or 31% of deposits with $1.1 billion of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.2 billion or 17% of deposits. At December 31, 2023, the Bank had uninsured deposits totaling $2.1 billion, or 30% of deposits with $0.9 billion of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.2 billion or 17% of deposits.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2024			2023			2022
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

	(Dollars in thousands)
Savings accounts	$98,964	1.38%	0.38%	$108,605	1.59%	0.45%	$143,641	2.21%	0.21%
NOW accounts	1,854,069	25.82	3.26	1,771,164	25.99	3.58	1,746,190	26.93	2.14
Demand accounts	836,545	11.65	0.00	847,416	12.43	0.00	921,238	14.20	0.00
Mortgagors' escrow deposits	53,082	0.74	0.27	50,382	0.74	0.25	48,159	0.74	0.30
Total	2,842,660	39.59	2.19	2,777,567	40.75	2.31	2,859,228	44.08	1.37

Money market accounts	1,686,109	23.49	3.48	1,726,404	25.33	3.91	2,099,776	32.38	2.47

Certificates of deposit accounts with original maturities of:
Less than 6 Months	1,262,552	17.59	4.53	690,638	10.13	5.46	273,696	4.22	3.58
6 to less than 12 Months	499,734	6.96	4.54	346,073	5.08	4.94	24,215	0.37	0.44
12 to less than 30 Months	813,939	11.34	4.17	1,185,856	17.40	3.92	1,088,371	16.79	2.96
30 to less than 48 Months	68,912	0.96	4.12	75,541	1.11	3.64	79,923	1.23	3.24
48 to less than 72 Months	4,466	0.06	0.51	11,943	0.18	1.31	57,701	0.89	2.70
72 Months or more	561	0.01	0.11	1,239	0.02	0.18	2,432	0.04	0.19
Total certificates of deposit accounts	2,650,164	36.92	4.41	2,311,290	33.92	4.51	1,526,338	23.54	3.03

Total deposits	$7,178,933	100.00%	3.31%	$6,815,261	100.00%	3.46%	$6,485,342	100.00%	2.12%

The following table shows the composition of brokered deposits at the periods indicated below:

	At December 31,
(In thousands)	2024	2023	2022
NOW accounts	$151,387	$187,119	$80,465
Money market accounts	73,622	96,596	329,042
Certificates of deposit	1,093,996	818,287	446,804
Total brokered deposits	$1,319,005	$1,102,002	$856,311

Interest expense on brokered deposits is summarized as follows for the periods indicated:

	At December 31,
(In thousands)	2024	2023	2022
NOW accounts	$2,124	$1,286	$567
Money market accounts	1,311	3,519	3,451
Certificates of deposit	31,509	17,411	3,006
Total interest expense on brokered deposits	$34,944	$22,216	$7,024

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificates accounts outstanding at the periods indicated:

				At December 31, 2024
	At December 31,			Within	One to
	2024	2023	2022	One Year	Three Years	Thereafter

	(Dollars in thousands)
Interest rate:
1.99% or less(1)	$89,007	$98,900	$307,498	$82,388	$4,098	$2,521
2.00% to 2.99%	2,133	183,366	271,215	1,589	544	—
3.00% to 3.99% (2)	95,183	242,334	569,751	85,855	9,258	70
4.00% to 4.99% (3)	2,357,379	755,074	377,874	2,246,372	108,345	2,662
5.00% to 5.99% (4)	106,462	1,031,616	—	106,462	—	—
Total	$2,650,164	$2,311,290	$1,526,338	$2,522,666	$122,245	$5,253
(1)	Includes brokered deposits of $10.3 million, $7.0 million, and $7.3 million at December 31, 2024, 2023 and 2022, respectively.
(2)	Includes brokered deposits of $238.2 million at December 31, 2022.
(3)	Includes brokered deposits of $1,074.3 million, $131.9 million and $206.6 million at December 31, 2024, 2023 and 2022, respectively.
(4)	Includes brokered deposits of $9.4 million, and $680.7 million at December 31, 2024 and 2023, respectively.

The following table presents by remaining maturity categories the amount of certificates of deposit accounts with balances of $250,000 or more at December 31, 2024 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$287,861	4.65%
Over three through six months	51,077	4.63
Over six through 12 months	167,638	4.03
Over 12 months	7,791	3.88
Total	$514,367	4.44%

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2024	2023	2022

	(In thousands)
Net deposits	$119,090	$141,264	$52,612
Amortization (accretion) of premiums, net	986	714	15
Interest on deposits	243,594	187,941	47,270
Net increase in deposits	$363,670	$329,919	$99,897

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2024			2023			2022
		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost

	(Dollars in thousands)
Savings accounts	$102,843	1.38%	0.46%	$121,102	1.59%	0.43%	$153,605	2.21%	0.14%
NOW accounts	1,965,774	25.82	3.85	1,937,974	25.99	3.31	1,976,238	26.93	0.78
Demand accounts	843,151	11.65	—	867,667	12.43	—	1,019,090	14.20	—
Mortgagors' escrow deposits	82,095	0.74	0.31	81,015	0.74	0.25	80,021	0.74	0.17
Total	2,993,863	39.59	2.55	3,007,758	40.75	2.16	3,228,954	44.08	0.49

Money market accounts	1,699,869	23.49	4.00	1,754,059	25.33	3.36	2,191,768	32.38	0.87

Certificates of deposit accounts	2,604,817	36.92	3.85	2,091,677	33.92	3.10	1,031,024	23.54	1.22
Total deposits	$7,298,549	100.00%	3.35%	$6,853,494	100.00%	2.76%	$6,451,746	100.00%	0.73%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. The Bank also has unsecured lines of credit with other commercial banks. In addition, we issued junior subordinated debentures with a total par of $61.9 million in 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. At December 31, 2024, the Company holds subordinated debt with an aggregated principal balance of $190.0 million.

The Company uses interest rate swaps on borrowings to help mitigate the impact interest rate increases have on our cost of funds. At December 31, 2024 the Company had no active interest rate swaps on borrowings, while at December 31, 2023, $95.8 million were classified as interest rate swaps on borrowings.

The average cost of borrowings was 4.87%, 4.34%, and 2.54% for the years ended December 31, 2024, 2023 and 2022, respectively. The average balances of borrowings were $795.3 million, $776.1 million, and $1,012.1 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2024	2023	2022

	(Dollars in thousands)
FHLB-NY Advances
Average balance outstanding	$520,235	$425,050	$811,380
Maximum amount outstanding at any month end during the period	810,050	764,219	1,336,186
Balance outstanding at the end of period	628,933	480,801	815,501
Weighted average interest rate during the period	3.89%	3.53%	1.94%
Weighted average interest rate at end of period	4.37	4.88	4.08

Other Borrowings
Average balance outstanding	$273,113	$351,000	$200,769
Maximum amount outstanding at any month end during the period	506,515	456,260	240,483
Balance outstanding at the end of period	287,121	360,480	237,472
Weighted average interest rate during the period	6.72%	5.32%	4.98%
Weighted average interest rate at end of period	5.06	5.30	5.16

Total Borrowings
Average balance outstanding	$793,348	$776,050	$1,012,149
Maximum amount outstanding at any month end during the period	1,316,565	1,001,010	1,572,830
Balance outstanding at the end of period	916,054	841,281	1,052,973
Weighted average interest rate during the period	4.87%	4.34%	2.54%
Weighted average interest rate at end of period	4.59	5.06	4.32

Subsidiary Activities

At December 31, 2024, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had two wholly owned subsidiaries: FSB Properties Inc and Flushing Service Corporation. In 2021, Flushing Preferred Funding Corporation (“FPFC”) was dissolved.

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

Human Capital

On December 31, 2024, we had 571 full-time employees and 17 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

We recognize that a diverse workforce with varied experiences, perspectives, and backgrounds is critical to driving innovation, enhancing creativity, and ultimately achieving success.  We pride ourselves on establishing a diverse workforce that serves our diverse customer base in the New York City metro area. As of December 31, 2024, our multi-cultural employee population spoke more than 20 different languages. Our inclusion and diversity approach focuses on workforce (our team members), workplace (culture, tools, and programs) and community. We have undertaken a series of initiatives to further enhance our existing diversity and inclusion approach, including Flushing Bank Serves volunteer program and the creation of a Diversity & Inclusion Committee. We have also broadened our focus on inclusion and diversity by equipping and empowering our team leaders with appropriate tools and training.

Oversight & Governance. The over-riding principal of our human capital management strategy focuses on attracting, developing, and retaining top quality talent regardless of gender, ethnicity, national origin, age, religion, or physical ability. We strive to identify and select the best candidates for all open positions based solely on the qualifying factors for each job. We are dedicated to providing a workplace for our associates that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our team members based on their individual results and team performance; and recognizing and respecting all of the characteristics and differences that make each of our associates unique. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our inclusion and diversity program and initiatives. The Board of Directors is responsible for discussing, evaluating, and reviewing regular updates from management with regard to human capital matters. Our Board of Directors is comprised of diverse perspectives, experiences, cultures, ethnicity, and gender.

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

•Paid time off;

•Volunteer time off;

•Family leave, and

•Employee assistance program.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus

Plan. The 2014 Omnibus Plan originally covered the issuance of 1,100,000 shares, which was increased. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan authorizing an additional 672,000 shares available for future issuance. In addition, that amendment eliminated, in the case of stock options and stock appreciation rights, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. On May 18, 2021, stockholders approved a further amendment of the 2014 Omnibus Plan to authorize an additional 1,100,000 shares for future issuance. Including the additional shares authorized from the amendments. 974,000 shares remained available for future issuance under the 2024 Omnibus Plan at December 31, 2024.

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

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The Bank’s capital conservation buffer currently is 5.11%. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2024, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, or related group of borrowers, the aggregate amount of which would exceed 15% of the bank’s net worth. An additional amount may be loaned up to an additional 10% of the bank’s net worth, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments, but generally does not include real estate. The Bank currently complies with all applicable loans-to-one-borrower limitations. As of December 31, 2024, the Bank’s largest aggregate amount of outstanding loans to one borrower was $93.0 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

The NYSDFS cybersecurity regulations were most recently amended on November 1, 2023, with a series of rolling effective dates that began on December 1, 2023. The amendments expanded the obligations of entities regulated by NYDFS to report cybersecurity incidents and enhance their consumer data protection and cybersecurity infrastructure. Several provisions of the amended cybersecurity regulations took effect on November 1, 2024, with others coming into effect in 2025.

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

Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. As of December 31, 2024, the Bank was “well-capitalized”, as applicably defined. The Dodd-Frank Act made permanent the standard maximum amount of FDIC deposit insurance at $250,000 per depositor. In addition, the deposits of the Bank are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”), to which insured depository institutions are required to pay quarterly deposit insurance assessments. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 1.5 to 40 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, as of December 31, 2024, the Bank was required to maintain $38.1 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. As of December 31, 2024, the Company’s consolidated capital exceeded these requirements.

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

Consumer Financial Protection Bureau

Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself or herself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law to impose a civil penalty or an injunction.

In October 2024, the CFPB finalized a rule to implement a provision of the Dodd-Frank Act that would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In general, the rule also requires, among other things, data providers holding a consumer account, such as the Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers are prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include the Company and the Bank when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. The rule is subject to ongoing litigation that could impact whether and when the Company and the Bank are required to comply with the rule. We continue to evaluate the final rule and the potential impacts on the Company and the Bank.

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

Data Privacy

Federal and state laws contain extensive consumer privacy protection provisions. The GLBA requires financial institutions to periodically disclose their privacy practices and policies relating to sharing such information and enable retail customers to opt out of the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. See “Consumer Protection Finance Bureau” above.

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

In addition, as noted above, the NYSDFS cybersecurity regulations were most recently amended on November 1, 2023, with a series of rolling effective dates that began on December 1, 2023. The amendments expanded the obligations of entities regulated by NYDFS to report cybersecurity incidents and enhance their consumer data protection and cybersecurity infrastructure. Several provisions of the amended cybersecurity regulations took effect on November 1, 2024, with others coming into effect in 2025.

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

Available Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  We make available free of charge on or through our web site at http://www.flushingbank.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our SEC filings are also available to the public free of charge over the Internet at the SEC’s web site at http://www.sec.gov.

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

Changes in Interest Rates May Impact Our Financial Condition and Results of Operations

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of multi-family residential loans, investment property commercial business loans, commercial real estate mortgage loans and investment securities) and the interest expense paid on our interest-bearing liabilities (consisting primarily of deposits and borrowings).  The level of net interest income is primarily a function of the average balance of our interest-earning assets and our interest-bearing liabilities, along with the spread between the yield on such assets and the cost of such liabilities.  These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC decreased the target range for the federal funds rate three times and by 100 basis points during 2024 from a range of 5.25% to 5.50% in September, to a range of 4.25% to 4.50% in December. There can be no assurances as to any future FOMC decisions on interest rates. It is possible that due to changes in fiscal and economic policies, including tariffs, US economic activity may slow or decrease in 2025, applying pressure on interest rates. Economic weakness or persistent inflation could lead to decreased business and consumer confidence and weaker-than-anticipated spending, thereby leading to increased interest rates and other related possible adverse impacts to our business including asset quality, deposit levels, loan demand and results of operations. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings.  Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.  Our interest rate risk has been partially mitigated by the addition of certain derivative financial instruments along with additional floating rate assets and we believe that our current interest rate position is more neutral, with a bias toward liability sensitivity. There can be no assurance that such derivatives will remain effective in such mitigation nor that our interest rate position will remain as is and be appropriate in our operating environment.

As a result of our historical focus on the origination of multi-family residential mortgage loans, commercial business loans and commercial real estate mortgage loans, most of our loans are adjustable rate, however, many adjust at periods of five to 10 years.  In addition, we have certain investment securities and mortgage-backed securities that have fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the generation of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets.  This imbalance can create significant earnings volatility because interest rates change over time.  As interest rates increase, our cost of funds generally increases more rapidly than the yields on a substantial portion of our interest-earning assets.  In addition, the estimated fair value of our fixed-rate assets, such as our securities portfolios, would decline (and our unrealized gains on such assets would ordinarily decrease and unrealized losses would ordinarily increase) if interest rates increased.  However, the derivative portfolio increases in fair value as interest rates increase, partially mitigating the effects of such increases on other securities.

Prevailing interest rates also affect the extent to which borrowers repay and refinance loans.  In a declining interest rate environment, the number of loan prepayments and loan refinancing may increase, as well as prepayments of mortgage-backed securities.  Call provisions associated with our investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment.  Such prepayments and calls may adversely affect the yield of our loan and securities portfolios as we reinvest the prepaid funds in a lower interest rate environment.  However, we typically receive additional loan fees when existing loans are refinanced, which partially offset the reduced yield on our loan portfolio resulting from prepayments.  In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources are utilized.  An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income.  Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities may prepay at slower rates than experienced in the past, which could result in a reduction of prepayment penalty income.  Depositors tend to open longer term, higher costing certificates of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable-rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates.  Significant increases in prevailing interest rates may significantly affect demand for loans and the value of the Bank’s collateral.  See “— Local Economic Conditions.

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2024, our gross loan portfolio was $6,737.8 million, of which 90.0% was loans secured by real estate.  Most of these real estate loans were secured by multi-family residential property ($2,527.2 million), commercial real estate property ($1,973.1 million) and one-to-four family mixed-use property ($511.2 million), which combined represented 74.4% of our loan portfolio.  Our loan portfolio is concentrated in the New York City metropolitan area.  Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, commercial business loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan.  Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.  If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan.  We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%.  Repayment of construction loans is contingent upon the successful completion and operation of the project.  The repayment of commercial business loans is contingent on the successful operation of the related business.  Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties.  We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

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

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk. The Bank had $1,319.0 million or 18.4% of total deposits and $1,102.0 million, or 16.2% of total deposits, in brokered deposit accounts as of December 31, 2024 and 2023, respectively.  At December 31, 2024 approximately $875.8 million are hedged using interest rate swaps. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered wholesale funding with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk.  Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple maturity checks.  Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificates of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk.  We also at times utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker.  These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.  Additionally, we place a portion of our government deposits in the IntraFi Network money market or demand product, allowing us to invest our funds in higher yielding assets without providing collateral.  As of December 31, 2024, total deposit balances include brokered deposits of money market deposits of $73.6 million, certificates of deposit of $1,094.0 million, NOW deposits of $151.4 million. As of December 31, 2023, total deposit balances include brokered deposits of money market deposits of $96.6 million, certificates of deposit of $818.3 million, and NOW deposits of $187.1 million.

FDIC regulations limit brokered deposits.  Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits.  Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature.  As of December 31, 2024, the Bank met or exceeded all applicable requirements to be deemed “well-capitalized” for purposes of these regulations.  However, there can be no assurance that the Bank will continue to meet those requirements.  Limitations on the Bank’s ability to accept brokered deposits for any reason (including limitations on the amount of brokered deposits in total or as a percentage of total assets) could materially adversely impact our funding costs and liquidity.

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

.

The Markets in Which We Operate Are Highly Competitive

We face intense and increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors to varying degrees. Particularly intense competition exists for deposits and in all the lending activities we emphasize. Our competition for loans comes principally from other commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. Our most direct competition for deposits historically has come from savings banks, other commercial banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as us, to compete effectively with large, national, regional and super-regional banking institutions. Our Internet Branch provides us with access to consumers in markets outside our geographic branch locations. The internet banking arena exposes us to competition with many larger financial institutions that have greater financial resources, name recognition and market presence than we do.

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

Our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape. We closely monitor and respond to emerging topics that include longer lifespans, income and wealth inequalities, environmental challenges and opportunities to expand global access to the financial system across all segments of the population. Updated and changing regulatory and societal environment requirements could impact financial and operational results.

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

Changes and uncertainty in United States legislation, policy or regulation regarding climate risk management or other practices may result in higher regulatory and compliance costs, increased capital expenditures, and changes in regulations may impact security asset prices, resulting in realized or unrealized losses on our investments. Physical risks and transitional risks could increase the Company’s cost of doing business and actual or perceived failure to adequately address expectations of our various stakeholders could lead to a tarnished reputation and loss of customers and clients

Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations

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

Our Financial Results May be Adversely Impacted by Global Climate Changes

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

Management Role and Board Oversight

The cybersecurity programs are supervised by the Bank’s Chief Information Security Officer (“CISO”) reporting to the Chief Risk Officer (“CRO”) and dotted line to the Chief Information Officer.  The Chief Risk Officer has reporting responsibility to the Board’s Risk and Compliance Committee while the Chief Information Officer has reporting responsibility to the Board’s Information Technology Committee.  The Risk and Compliance Committee consists of eight directors, seven of whom are independent, while the Information Technology Committee consists of three directors, two of whom are independent and members of the Risk and Compliance Committee. The Company Board includes members who have expertise in cybersecurity, fraud, and risk management.  Cybersecurity risks are primarily assessed, monitored, and remediated by the CISO who has a Ph.D. in Information Technology with a concentration in Information Assurance and experience in the information technology and cybersecurity fields and maintains advanced cybersecurity centric certifications.  The CISO’s knowledge and experience in the cybersecurity field are key to executing our cybersecurity program.  Our CISO oversees proactive initiatives, remediation plans of known risks, compliance with regulations and standards and disaster recovery, business continuity, and incident response efforts.  Additionally, the Bank’s CRO who leads the management risk function, has extensive experience in risk management.

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

Item 2.    Properties.

As of December 31, 2024, the Bank conducted its business through 28 full-service offices and its Internet Branch. The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2024, we had approximately 796 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2024:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2024	—	—	—	807,964
November 1 to November 30, 2024	—	—	—	807,964
December 1 to December 31, 2024	—	—	—	807,964
Total	—	$—	—

On July 27, 2021, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. This program was completed in 2022 and on May 17, 2022, an additional 1,000,000 share authorization was announced. This program was completed in 2023 and on May 31, 2023, an additional 1,000,000 share authorization was announced. During the year ended December 31, 2024, the Company did not repurchase any of the Company’s common stock. During the year ended December 31, 2023, the Company repurchased 786,498 shares of the Company’s common stock at an average cost of $14.59 per share, respectively. At December 31, 2024, 807,964 shares remained available to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2024:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)

Equity compensation plans approved by security holders	—	$—	974,000

Equity compensation plans not approved by security holders	—	—	—

	—	$—	974,000

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2019 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite and the comparative published industry indices used were the S&P U.S. MidCap Banks Index and the S&P U.S. BMI Banks - Mid-Atlantic Region Index. The S&P U.S. BMI Banks - Mid-Atlantic Region Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The S&P U.S. MidCap Banks Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2019 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2024. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Flushing Financial Corporation	100.00	81.90	123.92	102.96	93.15	85.99
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. MidCap Banks Index	100.00	98.90	143.93	105.83	78.90	105.26
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	90.39	114.16	96.42	116.90	162.46

Item 6. Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation and FSB Properties Inc. Discussion and analysis of our 2023 fiscal year specifically, as well as the year-over-year comparison of our 2023 financial performance to 2022, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024, which is available on our investor relations website at FlushingBank.com and the SEC’s website at sec.gov.

General

We are a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. The primary business of the Holding Company has been the operation of the Bank. The Bank owned two subsidiaries: Flushing Service Corporation, and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”). The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured to the maximum allowable amount by the FDIC.

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

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) equipment financing loans; (4) Small Business Administration (“SBA”) loans;  (5) mortgage loan surrogates such as mortgage-backed securities; and (6) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations can also be significantly affected by our periodic provision for credit losses and specific provision for losses on real estate owned.

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. To achieve this objective, we intend to:

●	increase net interest margin and reduce volatility;

●	maintain credit discipline;
●	preserve strong liquidity and capital;
●	bend the expense curve;

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Increase net interest margin and reduce volatility. Our net interest margin is influenced by several factors including changes in interest rates, customer preferences, product offerings, the mix of interest-earning assets and interest-bearing liabilities, and competition. With the rapid rise in interest rates by the Federal Reserve in 2022-2023, our net interest margin was negatively impacted as our funding costs increased faster than our assets. In September 2024, the Federal Reserve began to cut interest rates, which relieved some of the pressure on funding costs. For the year ended December 31, 2024, yields on interest-earning assets increased 49 basis points to 5.50% from 5.01% for the same period in 2023, while the cost of funds increased 59 basis points to 3.50% for 2024 compared to 2.91% for 2023. The faster rise in the cost of funds versus interest-earning asset yields caused the net interest margin to compress nine basis points to 2.15% for the year ended December 31, 2024 compared to 2.24% for the same period in 2023. During 2024, the net interest margin bottomed in July and expanded throughout the remainder of the year.

Structurally, there is a difference in the timing of the pricing of our interest-earning assets and our interest-bearing liabilities. In general, loans are either floating (reprice with every rate move by the Federal Reserve or tied to a short term index like the Secured Overnight Financing Rate (“SOFR”), adjustable (usually reprice every five years, but also have products that reprice every 3 and 7 years), or fixed rate. Approximately $1.3 billion loans or 19.7% of gross loans are floating at December 31, 2024 and $746.6 million or 11.0% of gross loans are adjustable rate loans due to reprice or fixed rate loans maturing in 2025. Investment securities are generally either floating or fixed rate. Approximately 78.0% of the total investment securities portfolio are floating rate. Interest-earning deposits and federal funds sold are generally short term and at market rates. Deposits can be categorized between maturity deposits, like certificates of deposit (36.9% of deposits at December 31, 2024), and non-maturity deposits (63.1% of deposits at December 31, 2024), which are comprised of noninterest bearing accounts, savings accounts, money market accounts, and NOW accounts.  Maturity deposits generally reprice at maturity, while non-maturity deposits can reprice at any time. Our borrowed funds are for varying terms and reprice at maturity. About 86% of our borrowed funds and certificates of deposit are scheduled to mature in 2025.

Strategically, we are taking actions to reduce the disparity in timing between our assets and liabilities. These actions primarily consist of reducing the time to repricing for assets and increasing the length of maturities of liabilities. Specifically for assets, in 2023, we added $500.0 million of pay-fixed swaps to effectively convert a portion of the loan portfolio to floating rates. Additionally, we have increased our originations of back-to-back swaps, which provide the customer a fixed rate loan, and the Company a floating rate instrument. During 2024, we also purchased $1,024.7 million of floating rate securities at an average yield of 6.65%. Regarding liabilities, we continue to focus on noninterest bearing deposits, which generally have lives that more closely match our assets. Average noninterest bearing deposits declined to $843.2 million for the year ended December 31, 2024 compared to $867.7 million for the same period in 2023. Due to the current interest rate environment, noninterest bearing deposit growth is challenging. However, the average balance of noninterest bearing deposits in the fourth quarter of 2024 was $869.8 million, the highest quarterly average of 2024.

Maintain credit discipline. The Company has a long history of outperforming the industry (as defined by all U.S. Commercial Banks per S&P Capital IQ) on net charge-offs and noncurrent loans to total loans. From 2001-2024, our median net charge-offs (“NCOs”) to average loans was four basis points compared to 59 basis points for the industry.  Over the same period, the median noncurrent loans to total loans were 41 basis points for the Company compared to 127 basis points for the industry. Our success is the result of a shared philosophy with our clients: (1) low leverage and strong cash flows, (2) multigenerational clients who tend to build a portfolio of properties over time, (3) borrowers tend to hold properties, and (4) we tend to attract clients who are not short term borrowers, who do not require funds on future cash flows or who aggressively try to convert rent regulated units into market rents. Our underwriting also is a key factor in our long history of low credit losses. At origination, each real estate loan is stress tested with a rate increase of 200 basis points and needs to meet minimum debt service coverage requirements. The net operating income of the borrower is adjusted, as appropriate, to reflect current market conditions and updated information is usually received on an annual basis. Multifamily and commercial real estate, which were 66.8% of total loans at December 31, 2024, had weighted average debt service coverage ratio of 1.8x. The average loan to value, based on the most recent appraisal, was less than 35.0% for the entire real estate portfolio, which comprised approximately 90.0% of total loans. Beginning in 2024, the Chief Risk Officer began evaluating, prior to approval, all loans greater than $2.5 million using an independent model generating a bond equivalent rating.

Preserve strong liquidity and capital. The Company had strong liquidity and capital. At December 31, 2024, the Bank has $3.6 billion of undrawn lines and resources, which was 39.4% of total assets. Our uninsured and uncollateralized deposits were $1.2 billion or 17% of total deposits. Our available liquidity is nearly 3x the level of uninsured and uncollateralized deposits. Our regulatory capital ratios remained strong and well capitalized with a leverage ratio of 8.04% at December 31, 2024. Tangible common equity to tangible assets was 7.82% at December 31, 2024, compared to 7.64% a year ago.

Bend the expense curve. From 2019-2023, noninterest expenses increased at a 5.6% compounded annual growth rate. The goal for 2024 was to have growth in the low to mid-single digit rate from a base of approximately $151 million. In 2024, noninterest expense growth was 7.8%. While this growth rate was higher than expected, we saw opportunities to invest in the business by opening new branches and adding talent, including expanding our SBA lending capabilities. These investments are expected to improve the profitability of the Company over the long term.

For 2025, we have refined our areas of focus to (1) preserving strong liquidity and capital, (2), maintaining credit discipline, and (3) improving profitability.

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

During 2024, loan demand was below expectations and put the earnings at risk. Management, therefore, executed on a leverage strategy purchasing $944.8 million of securities with an average yield of 6.69%. These securities were primarily adjustable rate securities. As loan demand returns to historic norms, these securities may be sold to fund loan growth. The purchase of these adjustable rate securities aided in moving the Company’s interest rate position to more neutral.

Additionally, during December 2024, the Company issued $70.0 million (gross) of common equity in order to complete a restructuring transaction of the balance sheet. The Company sold $444.8 million of securities yielding 1.98%, repositioned the borrowings from the FHLB, and moved $74.0 million of loans to held for sale. In conjunction with these transactions, a swap related to the investment securities was terminated for a gain of $3.0 million and $382.5 million of securities yielding 5.67 % were purchased. The net result of these and other transactions was a pre-tax loss of $76.0 million.

Loan originations and purchases were $698.2 million, $818.1 million, and $1,521.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. While we primarily rely on originating our own loans, we purchased $173.5 million, $166.3 million, and $275.7 million during the years ended December 31, 2024, 2023, and 2022, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

During the three-year period ended December 31, 2024, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 90.0% of our gross loan portfolio at December 31, 2024 compared to 88.9% at December 31, 2023 and 88.3% at December 31, 2022.

Due to depositors increased $361.0 million, $327.7 million, and $103.7 million during the years ended December 31, 2024, 2023, and 2022, respectively. The deposit mix is significantly influenced by the current interest rate environment. Brokered deposits represented 18.4%, 16.2%, and 13.2% of total deposits at December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, 2023, and 2022, reciprocal deposits totaled $753.2 million, $760.3 million, and $659.5 million, respectively.

Prevailing interest rates affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing tends to increase, as do prepayments of mortgage-backed securities. Call provisions associated with our investments in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan portfolio and mortgage-backed and other securities as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offsets the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources, are utilized. By contrast, an increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificates of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable-rate residential mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase at re-pricing dates.

Net interest income increased $2.9 million or 1.6% to $182.0 million for the twelve months ended December 31, 2024 from $179.2 million for the prior year, driven by an increase of $449.0 million in the average balance of interest-earning assets, partially offset by the net interest margin declining nine basis points to 2.15% during the same period. The growth in interest-earning assets was primarily driven by the implementation of a leverage strategy during 2024 where we increased our securities portfolio by an average balance of $493.8 million during the twelve months ended December 31, 2024, by purchasing primarily adjustable-rate securities.  The decrease in the net interest margin for 2024 was primarily due to an increase in our funding costs, partially offset by an increase in the yield of our interest-earning assets. During 2024, the cost of interest-bearing liabilities increased 62 basis points to 3.91% from 3.29% for the prior year. The cost of interest-bearing liabilities continued to rise during 2024 as prior Federal Reserve rate increases continued to negatively impact our funding costs. Beginning in September 2024, however, the Federal Reserve commenced lowering rates, which by the end of 2024 had reduced by 100 basis points to a range of 4.25% to 4.50%. Nonetheless, it is possible that, due to changes in fiscal and economic policies, including tariffs, US economic activity may slow or decrease in 2025, applying pressure on interest rates going forward.

We are unable to predict the direction or timing of future interest rate changes. Approximately 86% of our certificates of deposit accounts and borrowings will reprice or mature during the next year.

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

Asset/Liability Management. Asset/liability management involves assessing, monitoring and managing interest rate risk. The Asset Liability Investment Committee of the Board of Directors (“Board ALCO”) has primary oversight responsibility of interest rate risk. The actions and activities of the Board ALCO are dictated by the “ALCO and Investment Committee Charter of the Company Board of Directors (the “Charter”)”. The Board ALCO has established policy limits for changes of net interest income and the economic value of equity under various scenarios and liquidity risk limits to ensure the Company has sufficient liquid assets to meet its short-term obligations, even during periods of financial stress and is reviewed no less frequently than quarterly. The ALCO policy and oversight is interconnected to the Company’s capital plan.

The Board ALCO reviews simulations of various interest rate scenarios to assess the potential impact on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Operations. The model employed by the Company uses a static balance sheet as of the date the modeling is being generated. The limitation to this model is that unexpected events may not be captured in the output. The model is validated no less frequently than annually with the variables in the model subjected to annual stress tests.  In addition, the interest rate risk model is back-tested no less frequently than quarterly to ensure the model remains consistent with actual results. The information from the interest rate risk modeling allows the Board ALCO to assess the potential impact of interest rate changes on the Company’s profitability and future earnings.

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

There was no material change in the source of the data used in our interest rate risk modeling in the current year. Current economic factors such as interest rate forecasts as changed from period over period may affect the modeling. Key assumptions include deposit betas and loan origination yields. Deposit betas vary by product and direction of interest rates. In an upward shock, weighted average deposit betas (based on period end balances) were 70% at December 31, 2024 and 2023. In a downward shock, weighted average deposit betas (based on period end balances) were 61% at December 31, 2024 compared to 62% at December 31, 2023. Loan origination yields vary by product and the weighted average yield (based on period end loan balances) was 6.99% at December 31, 2024 compared to 7.27% at December 31, 2023.

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2024. Various estimates regarding prepayment assumptions are made at each level of rate shock. At December 31, 2024, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of December 31:

	Projected Percentage Change In
	Net Portfolio Value (NPV)		Net Portfolio Value Ratio
	December 31,	December 31,	December 31,	December 31,
Change in Interest Rate	2024	2023	2024	2023
-200 Basis points	2.9%	(1.8)%	9.0%	7.4%
-100 Basis points	1.2	(0.9)	9.0	7.6
Base interest rate	-	-	9.0	7.8
+100 Basis points	(5.0)	(3.5)	8.7	7.7
+200 Basis points	(10.9)	(6.7)	8.3	7.6

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2024 and 2023. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At December 31, 2024, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of December 31:

	Projected Percentage Change in Net Interest Income
Change in Interest Rate	2024	2023
-200 Basis points	0.5%	(0.4)%
-100 Basis points	0.1	(0.1)
Base interest rate	-	-
+100 Basis points	(4.8)	(2.6)
+200 Basis points	(10.4)	(5.4)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 5.4% from a 200 basis point increase in rates over the next twelve months and increase by 0.5% from a 200 basis point decrease in rates over the same period. Actual results could differ significantly from these estimates.

At December 31, 2024 and 2023, the Company had a derivative portfolio with a notional value totaling $2.5 billion. This portfolio is designed to provide protection against rising interest rates. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of cash flow hedges on certain short-term advances and brokered deposits totaling $950.8 million at December 31, 2024. At December 31, 2024, $875.8 million of the cash flow hedges are effective swaps at a weighted average rate of 2.46% compared to $775.8 million at 2.39% at December 31, 2023. Of the $950.8 million outstanding at December 31, 2024, $225.0 million at an average rate of 0.67% will mature during the second quarter of 2025, and will be partially replaced by forward starting cash flow hedges totaling $75.0 million at an average rate of 3.01%.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2024				2023				2022
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$192	$7	3.65%		$—	$—	—%		$—	$—	—%

Mortgage loans, net (1)(2)	5,346,975	291,437	5.45		5,328,067	267,178	5.01		5,253,104	228,065	4.34
Other loans, net (1)(2)	1,420,424	84,134	5.92		1,517,282	88,170	5.81		1,488,486	65,222	4.38
Total loans, net	6,767,399	375,571	5.55		6,845,349	355,348	5.19		6,741,590	293,287	4.35
Taxable securities:
Mortgage-backed securities	765,700	37,485	4.90		442,228	11,505	2.60		573,314	9,414	1.64
Other securities	655,428	40,230	6.14		485,118	24,700	5.09		324,112	9,771	3.01
Total taxable securities	1,421,128	77,715	5.47		927,346	36,205	3.90		897,426	19,185	2.14
Tax-exempt securities: (3)
Other securities	65,245	1,887	2.89		66,533	1,923	2.89		64,822	2,197	3.39
Total tax-exempt securities	65,245	1,887	2.89		66,533	1,923	2.89		64,822	2,197	3.39
Interest-earning deposits and federal funds sold	218,829	10,578	4.83		184,565	8,405	4.55		131,816	2,418	1.83
Total interest-earning assets	8,472,793	465,758	5.50		8,023,793	401,881	5.01		7,835,654	317,087	4.05
Other assets	481,698				477,771				471,483
Total assets	$8,954,491				$8,501,564				$8,307,137

Interest-bearing liabilities:
Deposits:
Savings accounts	$102,843	472	0.46		$121,102	520	0.43		$153,605	211	0.14
NOW accounts	1,965,774	75,683	3.85		1,937,974	64,191	3.31		1,976,238	15,353	0.78
Money market accounts	1,699,869	67,992	4.00		1,754,059	58,898	3.36		2,191,768	19,039	0.87
Certificates of deposit accounts	2,604,817	100,235	3.85		2,091,677	64,844	3.10		1,031,024	12,547	1.22
Total due to depositors	6,373,303	244,382	3.83		5,904,812	188,453	3.19		5,352,635	47,150	0.88
Mortgagors' escrow accounts	82,095	254	0.31		81,015	202	0.25		80,021	135	0.17
Total interest-bearing deposits	6,455,398	244,636	3.79		5,985,827	188,655	3.15		5,432,656	47,285	0.87
Borrowings	795,348	38,715	4.87		776,050	33,670	4.34		1,012,149	25,725	2.54
Total interest-bearing liabilities	7,250,746	283,351	3.91		6,761,877	222,325	3.29		6,444,805	73,010	1.13
Non interest-bearing demand deposits	843,151				867,667				1,019,090
Other liabilities	189,808				196,869				170,500
Total liabilities	8,283,705				7,826,413				7,634,395
Equity	670,786				675,151				672,742
Total liabilities and equity	$8,954,491				$8,501,564				$8,307,137

Net interest income / net interest rate spread (4)		$182,407	1.59%			$179,556	1.72%			$244,077	2.92%

Net interest-earning assets / net interest margin (5)	$1,222,047		2.15%		$1,261,916		2.24%		$1,390,849		3.11%

Ratio of interest-earning assets to interest-bearing liabilities			1.17	X			1.19	X			1.22	X
(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes net loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million, $0.8 million, and $7.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using statutory federal income tax rate of 21% for the years ended December 31, 2024, 2023, and 2022.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for credit losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income for the years ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$—	$7	$7	$—	$—	$—
Mortgage loans, net	942	23,317	24,259	3,309	35,804	39,113
Other loans, net	(5,687)	1,651	(4,036)	1,283	21,665	22,948
Mortgage-backed securities	11,759	14,221	25,980	(2,505)	4,596	2,091
Other securities	9,782	5,748	15,530	6,243	8,686	14,929
Tax-Exempt securities	(36)	—	(36)	57	(331)	(274)
Interest-earning deposits and federal funds sold	1,632	541	2,173	1,270	4,717	5,987
Total interest-earning assets	18,392	45,485	63,877	9,657	75,137	84,794

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(82)	34	(48)	(54)	363	309
NOW accounts	929	10,563	11,492	(303)	49,141	48,838
Money market accounts	(1,864)	10,958	9,094	(4,519)	44,378	39,859
Certificates of deposit accounts	17,818	17,573	35,391	20,936	31,361	52,297
Mortgagors' escrow accounts	3	49	52	2	65	67
Borrowings	854	4,191	5,045	(7,056)	15,001	7,945
Total interest-bearing liabilities	17,658	43,368	61,026	9,006	140,309	149,315

Net change in net interest income	$734	$2,117	$2,851	$651	$(65,172)	$(64,521)

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General. Net (loss) income for the twelve months ended December 31, 2024 was ($31.3) million, a decrease of $57.4 million, or 200.3%, compared to $28.7 million for the twelve months ended December 31, 2023. Diluted (loss) earnings per common share was ($1.05) for the twelve months ended December 31, 2024, a decrease of $2.01 per common share, or 209.4%, from $0.96 per common share for the twelve months ended December 31, 2023. During 2024, the Company took several actions to improve future profitability and strengthen the balance sheet, including raising $65.5 million, net of expenses of common stock, selling approximately $444.8 million of securities yielding 1.98%, purchasing $382.5 million of securities yielding 5.67%, terminating $200.0 million of a related investment securities swap for a $3.0 million gain, prepaying $251.1 million of long-term FHLB advances at a weighted average rate of 4.82%, incurring a prepayment penalty of $2.6 million, replacing this with short-term funding at a rate of 4.54%, and moving $73.9 million of loans with a weighted average coupon of 3.91% to held for sale recording a valuation allowance of $3.8 million. The net result of these transactions (together collectively referred to as the “restructuring transaction”) totaled $76.0 million pre-tax or $53.0 million and $(1.70) per share after-tax.

Return on average equity decreased to (4.67%) for the twelve months ended December 31, 2024, from 4.25% for the comparable prior year period. Return on average assets decreased to (0.35%) for the twelve months ended December 31, 2024 from 0.34% for the comparable prior year period.

Interest Income. Interest income increased $63.9 million, or 15.9%, to $465.4 million for the year ended December 31, 2024 from $401.5 million for the year ended December 31, 2023. The increase in interest income was primarily due to an increase of 49 basis points in the yield of interest-earning assets to 5.50% for the year ended December 31, 2024 from 5.01% for the year ended December 31, 2023, coupled with an increase of $449.0 million in the average balance of  interest-earning assets to $8,472.8 million for the year ended December 31, 2024 from $8,023.8 million for the year ended December 31, 2023. The 49 basis point increase in the yield of interest-earning assets was primarily due to increases of 36 basis points, 152 basis points and 28 basis points in the yield of total loan, net, total securities and interest-earning deposits and federal funds sold, respectively. Excluding prepayment penalty income from loans and securities, net recoveries/(reversals) of interest from non-accrual loans, net gains from fair value adjustments on hedges, swap termination fees and purchase accounting adjustments, the yield on total loans, net, increased 40 basis points to 5.48% for the year ended December 31, 2024 from 5.08% for the year ended December 31, 2023.

Interest Expense. Interest expense increased $61.0 million, or 27.4% to $283.4 million for the year ended December 31, 2024 from $222.3 million for the year ended December 31, 2023. The increase in interest expense was primarily due to an increase of 62 basis points in the average cost of interest-bearing liabilities to 3.91% for the year ended December 31, 2024 from 3.29% for the year ended December 31, 2023, coupled with an increase of $488.9 million in the average balance of interest-bearing liabilities to $7,250.7 million for the twelve months ended December 31, 2024 from $6,761.9 million for the comparable prior year period.

Net Interest Income. Net interest income for the year ended December 31, 2024 totaled $182.0 million, an increase of $2.9 million, or 1.6% from $179.2 million for the year ended December 31, 2023. The increase in net interest income was driven by an increase of $449.0 million in the average balance of interest-earning assets, partially offset by the net interest margin declining nine basis points to 2.15% for the year ended December 31, 2024 compared to the  prior year period. Included in net interest income was prepayment penalty income and net recoveries/(reversals) loans and securities totaling $3.5 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively, net gains (losses) from fair value adjustments on hedges and swap termination fees totaling $3.5 million and  $3.3 million for the years ended December 31, 2024 and 2023, respectively, and purchase accounting income of $0.8 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. Excluding all of these items, the net interest margin for the year ended December 31, 2024 was 2.06%, a decrease of nine basis points, from 2.15% for the year ended December 31, 2023.

Provision for Credit Losses. Provision for credit losses was $9.6 million for the year ended December 31, 2024, compared to $10.5 million during the comparable prior year period. The provision recorded in 2024 was driven by increased reserves on several commercial business and real estate multi-family loans. The provision recorded in 2023 was driven by fully reserving for two non-accrual commercial business loans and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. During the year ended December 31, 2024, non-performing loans increased $8.1 million to $33.3 million from $25.2 million at December 31, 2023. During the year ended December 31, 2024, the Bank recorded net charge-offs totaling $7.7 million compared to $10.8 million recorded in the comparable prior year period. The average loan-to-value ratio for our non-performing assets collateralized by real estate was 57.2% at December 31, 2024. The Bank continues to maintain conservative underwriting standards.

Non-Interest (Loss) Income. Non-interest (loss) income for the twelve months ended December 31, 2024 was ($57.4) million, a decrease of $80.0 million, or 354.3% from $22.6 million for the twelve months ended December 31, 2023. Non-interest income decreased primarily due to the sale of securities associated with the restructuring transaction.

Non-Interest Expense. Non-interest expense was $163.3 million for the year ended December 31, 2024, an increase of $9.3 million, or 6.1% from $151.4 million for the year ended December 31, 2023. The increase in non-interest expense was primarily due to increases in salaries and employee benefits related to increased staffing, FDIC insurance premiums and other operating expenses.

Income Tax Provision (Benefit). Income tax expense for the year ended December 31, 2024 decreased $28.1 million, or 251.6% to a benefit of ($16.9) million, compared to $11.2 million for the year ended December 31, 2023. The decrease was primarily due to the decline in income before income taxes relating to the restructuring transaction. The effective tax rate was 35.1% for the year ended December 31, 2024 compared to 28.0% in the prior year.

Liquidity, Regulatory Capital and Capital Resources

Liquidity and Capital Resources. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity is to maintain the ability to originate and purchase loans, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. During 2024, the FHLB-NY reduced the available lines to all its member banks from 45% of total assets to 30% of total assets. To offset the FHLB-NY policy change, the Company expanded its line with the Federal Reserve. At December 31, 2024, the Company had $3.6 billion in combined available liquidity through cash lines with the FHLB-NY, Federal Reserve, and other commercial banks as well as unencumbered securities compared to $4.1 billion at December 31, 2023.

The following tables present the Company’s available liquidity by source at the periods indicated below:

	At December 31, 2024
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$954.3	$—	$954.3
Interest Earnings Deposits	57.4	—	57.4
External Sources:
Federal Home Loan Bank	2,730.3	2,034.7	695.6
Federal Reserve Bank	1,528.9	—	1,528.9
Other Banks	379.0	50.0	329.0
Total Liquidity	$5,649.9	$2,084.7	$3,565.2

	At December 31, 2023
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$508.3	$—	$508.3
Interest Earnings Deposits	71.2	—	71.2
External Sources:
Federal Home Loan Bank	3,808.6	1,599.5	2,209.1
Federal Reserve Bank	298.0	100.0	198.0
Other Banks	1,128.0	25.0	1,103.0
Total Liquidity	$5,814.1	$1,724.5	$4,089.6

Liquidity management is both a short and long-term function of management. During 2024, funds were provided by the Company’s operating and financing activities, which were used to fund our investing activities. The largest use of funds during 2024 was the purchase of $1.3 billion of available for sale securities as part of a leveraging strategy initiated to offset tempered loan growth and a balance sheet restructuring to replace lower yielding securities with higher yielding alternatives, which were primarily funded by sales of securities available for sale, an increase in interest-bearing deposits, proceeds from short-term borrowings and net repayments of loans of $522.1 million, $370.9 million, $324.3 million and $238.1 million, respectively. Additionally, $65.5 million in funds (net of expenses), were provided by the issuance of 4.3 million shares of common stock during 2024. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2024, cash and cash equivalents totaled $152.6 million, a decrease of $19.6 million from December 31, 2023. We also held marketable securities available for sale with a market value of $1,497.9 million at December 31, 2024. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps, totaled $43.2 million and $47.9 million, at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, cash (including restricted cash) held in excess of FDIC deposit insurance limits at other commercial banks totaling $62.4 million, and $61.2 million, respectively.

At December 31, 2024, we had commitments to extend credit totaling $409.5 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. See Note 16 (“Commitments and Contingencies”) in Notes to the Consolidated Financial Statements.

Our total interest expense and non-interest expense in 2024 were $283.4 million and $163.3 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen to employees hired after January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2024, we incurred cash expenditures of $0.1 million for the medical and life insurance plans and $24,000 for the non-employee director plan. We did not make a contribution to the employee pension plan in 2024. We expect to pay similar amounts for these plans in 2025. See Note 12 (“Pension and Other Postretirement Benefit Plan”) of Notes to the Consolidated Financial Statements.

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

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2024, our employee pension plan had an unrecognized loss of $4.4 million. The medical and life insurance plan and non-employee director plan had unrecognized gains of $2.1 million and $1.1 million, respectively.

The change in the discount rate is the only significant change made to the assumptions used for these plans for each of the three years ended December 31, 2024. During the years ended December 31, 2024, 2023, and 2022, the actual (loss) return on the employee pension plan assets was approximately (105%), 15%, and (658%), respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $17.9 million at December 31, 2024, which is $2.1 million more than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2024 was $0.3 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent (the “Superintendent”) is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The amount of dividends the Holding Company can declare and pay is generally limited to its net profits for the preceding year less dividends paid during that period. In addition, dividends paid by the Holding Company would be prohibited if the effect thereof would cause the Holding Company’s capital to be reduced below applicable minimum capital requirements.

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. We have the means to refinance these borrowings as they mature or are called through our financing arrangements with the FHLB-NY and access to unsecured lines of credit with other commercial banks. See Note 8 (“Deposits”) and Note 9 (“Borrowed Funds”) in Notes to the Consolidated Financial Statements. At December 31, 2024, we had borrowings obligations of $916.1 million of which $543.8 million represents our current obligations within one year, including borrowing callable within one year. At December 31, 2024, we had deposit obligations of $7,178.9 million of which $7,051.4 million represents our current obligations within one year.

At December 31, 2023, the Bank had 28 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. At December 31, 2024, we had operating lease and purchasing obligations totaling $68.2 million.

We currently provide a non-qualified deferred compensation plan for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate in the Plan. In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. At December 31, 2024, we had deferred compensation plan obligations of $25.2 million. This expense is provided in the Consolidated Statements of Operations, and the liability has been provided in the Consolidated Statements of Financial Condition.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2024 and 2023, the Bank and the Company exceeded each of their four regulatory capital requirements. See Note 14 (“Regulatory Capital”) of Notes to the Consolidated Financial Statements.

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

The quantitative allowance is calculated using a number of inputs and assumptions. The results of this process support management’s assessment as to the adequacy of the ACL at each period end presented in the Consolidated Statements of Financial Condition.

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

The Company includes quantitative factors in the allowance model which include (1) amortized costs, (2) collective and individual loan evaluations, (3) contractual terms, (4) prepayments, (5) basis for credit loss estimates, (6) recoveries, (7) reasonable and supportable forecast assumptions, and (8) off-balance sheet commitments.

Notwithstanding the judgment required in assessing the components of the ACL, the Company believes that the ACL is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements. In calculating the ACL, the Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for December 31, 2024 and 2023, the reasonable and supportable forecast was for a period of two quarters and the reversion period was four quarters. See Notes 2 (“Summary of Significant Accounting Policies”) and 3 (“Loans and Allowance for Credit Losses”) of Notes to the Consolidated Financial Statements.

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

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of investments classified as available for sale and held-to-maturity, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2024 and 2023, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement. See Notes 2

(“Summary of Significant Accounting Policies”), 6 (“Securities”) and 19 (“Fair Value of Financial Instruments”) of Notes to the Consolidated Financial Statements.

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

At December 31, 2024, the fair value of our reporting unit is derived using a combination of an asset approach, and an income approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We monitor goodwill for potential impairment triggers on a quarterly basis.

At December 31, 2024, the fair value of the reporting unit exceeded its carrying value by $28.7 million, or 4.0%. Given the inherent uncertainties resulting from local, regional and global macroeconomic conditions, including Federal Reserve interest rate policy decisions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods. See Note 2 (“Summary of Significant Accounting Policies”) of Notes to Consolidated Financial Statements.

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

Item 8.    Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2024	2023

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks (restricted cash of $43,165 and $47,945, respectively)	$152,574	$172,157
Securities held-to-maturity, net of allowance of $353 and $1,087, respectively (assets pledged of $4,494 and $4,595, respectively; fair value of $44,718 and $65,755, respectively)	51,485	72,923
Securities available for sale, at fair value (amortized cost of $1,506,798 and $954,164, respectively; net of an allowance of $2,627 and none, respectively; assets pledged of $49,914 and $195,444, respectively; $13,591 and $13,359 at fair value pursuant to the fair value option, respectively)	1,497,905	874,753
Loans held for sale	70,098	—
Loans held for investment, net of fees and costs	6,745,848	6,906,950
Less: Allowance for credit losses	(40,152)	(40,161)
Net loans held of investment	6,705,696	6,866,789
Interest and dividends receivable	62,036	59,018
Bank premises and equipment, net	17,852	21,273
Federal Home Loan Bank of New York stock, at cost	38,096	31,066
Bank owned life insurance	218,174	213,518
Goodwill	17,636	17,636
Core deposit intangibles	1,123	1,537
Right of use asset	45,800	39,557
Other assets	160,497	167,009
Total assets	$9,038,972	$8,537,236

Liabilities
Due to depositors:
Non-interest bearing	$836,545	$847,416
Interest-bearing	6,289,306	5,917,463
Total Due to depositors	7,125,851	6,764,879
Mortgagors' escrow deposits	53,082	50,382
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	678,933	605,801
Subordinated debentures	188,326	187,630
Junior subordinated debentures, at fair value	48,795	47,850
Total borrowed funds	916,054	841,281
Operating lease liability	46,443	40,822
Other liabilities	173,003	170,035
Total liabilities	8,314,433	7,867,399

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 38,677,787 and 34,087,623 shares issued, respectively; 33,659,067 and 28,865,810 shares outstanding, respectively)	387	341
Additional paid-in capital	326,671	264,534
Treasury stock, at average cost (5,018,720 and 5,221,813 shares, respectively)	(101,655)	(106,070)
Retained earnings	492,003	549,683
Accumulated other comprehensive income (loss), net of taxes	7,133	(38,651)
Total stockholders' equity	724,539	669,837

Total liabilities and stockholders' equity	$9,038,972	$8,537,236

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Operations

	For the years ended December 31,
	2024	2023	2022

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$375,578	$355,348	$293,287
Interest and dividends on securities:
Interest	79,076	37,598	20,861
Dividends	130	126	60
Other interest income	10,578	8,405	2,418
Total interest and dividend income	465,362	401,477	316,626
Interest expense
Deposits	244,636	188,655	47,285
Other interest expense	38,715	33,670	25,725
Total interest expense	283,351	222,325	73,010
Net interest income (loss)	182,011	179,152	243,616
Provision (benefit) for credit losses	9,568	10,518	5,081
Net interest income after provision (benefit) for credit losses	172,443	168,634	238,535
Non-interest income (loss)
Banking services fee income	6,947	8,651	5,122
Net gain (loss) on sale of loans	(3,563)	108	119
Net gain (loss) on disposition of assets	—	—	104
Net gain (loss) on sale of securities	(72,315)	—	(10,948)
Net gain (loss) from fair value adjustments	(939)	2,573	5,728
Federal Home Loan Bank of New York stock dividends	2,790	2,513	2,000
Life insurance proceeds	285	1,281	1,822
Bank owned life insurance	6,005	4,573	4,487
Other income	3,345	2,889	1,575
Total non-interest income (loss)	(57,445)	22,588	10,009
Non-interest expense
Salaries and employee benefits	91,398	85,957	84,374
Occupancy and equipment	15,117	14,396	14,606
Professional services	10,846	9,569	9,207
FDIC deposit insurance	6,297	3,994	2,258
Data processing	6,890	5,976	5,595
Depreciation and amortization of bank premises and equipment	5,730	5,965	5,930
Other real estate owned / foreclosure expense	681	605	294
Net (gain) loss on sales of real estate owned	(174)	—	—
Prepayment penalty on borrowings	2,572	—	—
Other operating expenses	23,908	24,927	21,428
Total non-interest expense	163,265	151,389	143,692
Income (loss) before income taxes	(48,267)	39,833	104,852
Provision (benefit) for income taxes
Federal	(10,479)	7,585	17,569
State and local	(6,455)	3,584	10,338
Total provision (benefit) for income taxes	(16,934)	11,169	27,907
Net income (loss)	$(31,333)	$28,664	$76,945

Basic earnings (loss) per common share	$(1.05)	$0.96	$2.50
Diluted earnings (loss) per common share	$(1.05)	$0.96	$2.50

The accompanying notes are an integral part of these consolidated financial statements

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2024	2023	2022

	(In thousands)
Net income (loss)	$(31,333)	$28,664	$76,945
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of $113, $123, and $7, respectively.	(254)	(276)	(17)
Amortization of prior service credits, net of taxes of $8.	—	—	(19)
Unrecognized actuarial gains (losses), net of taxes of $94, ($75), and ($487), respectively.	(213)	170	1,043
Change in net unrealized gains (losses) on securities available for sale, net of taxes of $271, ($4,451) and $28,900, respectively.	429	8,362	(64,381)
Reclassification adjustment for net (gains) losses included in net income, net of taxes of $22,331 and $(3,401), respectively.	49,984	—	7,547
Net unrealized gains (losses) on cashflow hedges, net of taxes of $1,874, $4,762 and ($12,081), respectively.	(4,068)	(10,584)	26,786
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($49), ($74), and $386, respectively.	(94)	165	(763)
Other comprehensive income (loss), net of tax:	45,784	(2,163)	(29,804)
Comprehensive net income	$14,451	$26,501	$47,141

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2021	30,526,353	$341	$263,375	$(75,293)	$497,889	$(6,684)	$679,628

Net income	—	—	—	—	76,945	—	76,945
Award of shares released from Employee Benefit Trust	—	—	287	—	—	—	287
Vesting of restricted stock unit awards	303,636	—	(6,137)	6,433	(296)	—	—
Purchase of treasury stock	(1,253,725)	—	—	(27,246)	—	—	(27,246)
Stock-based compensation expense	—	—	6,807	—	—	—	6,807
Repurchase of shares to satisfy tax obligation	(99,873)	—	—	(2,429)	—	—	(2,429)
Dividends on common stock ($0.88 per share)	—	—	—	—	(27,031)	—	(27,031)
Other comprehensive income (loss)	—	—	—	—	—	(29,804)	(29,804)
Balance at December 31, 2022	29,476,391	$341	$264,332	$(98,535)	$547,507	$(36,488)	$677,157
Net income	—	—	—	—	28,664	—	28,664
Vesting of restricted stock unit awards	263,918	—	(5,402)	5,630	(228)	—	—
Purchase of treasury stock	(786,498)	—	—	(11,473)	—	—	(11,473)
Stock-based compensation expense	—	—	5,604	—	—	—	5,604
Repurchase of shares to satisfy tax obligation	(88,001)	—	—	(1,692)	—	—	(1,692)
Dividends on common stock ($0.88 per share)	—	—	—	—	(26,260)	—	(26,260)
Other comprehensive income (loss)	—	—	—	—	—	(2,163)	(2,163)
Balance at December 31, 2023	28,865,810	$341	$264,534	$(106,070)	$549,683	$(38,651)	$669,837
Net income (loss)	—	—	—	—	(31,333)	—	(31,333)
Shares issued in common stock offering	4,590,164	46	65,494	—	—	—	65,540
Vesting of restricted stock unit awards	301,859	—	(5,818)	6,122	(304)	—	—
Stock-based compensation expense	—	—	2,461	—	—	—	2,461
Repurchase of shares to satisfy tax obligation	(98,766)	—	—	(1,707)	—	—	(1,707)
Dividends on common stock ($0.88 per share)	—	—	—	—	(26,043)	—	(26,043)
Other comprehensive income (loss)	—	—	—	—	—	45,784	45,784
Balance at December 31, 2024	33,659,067	$387	$326,671	$(101,655)	$492,003	$7,133	$724,539

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2024	2023	2022

	(In thousands)
Operating Activities
Net income (loss)	$(31,333)	$28,664	$76,945
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (benefit) for credit losses	9,568	10,518	5,081
Depreciation and amortization of premises and equipment	5,730	5,965	5,930
Net loss (gain) on sales of loans	3,563	(108)	(119)
Net amortization (accretion) of premiums and discounts	3,494	498	1,139
Net (gain) loss on sales of OREO	(174)	—	—
Net loss (gain) from disposition of assets	—	—	(104)
Net loss (gain) from sale of securities	72,315	—	10,948
Deferred income tax provision (benefit)	(15,862)	3,721	144
Net (gain) loss from fair value adjustments	939	(2,573)	(5,728)
Net (gain) loss from fair value adjustments of hedges	(55)	(371)	(775)
Gain from life insurance proceeds	(285)	(1,281)	(1,822)
Income from Bank owned life insurance	(6,005)	(4,573)	(4,487)
Stock-based compensation expense	2,461	5,604	6,807
Deferred compensation	(2,775)	(4,210)	(5,365)
Amortization of core deposit intangibles	414	480	545
(Increase) decrease in other assets	(22,525)	(19,308)	11,775
Increase (decrease) in other liabilities	(7,058)	11,559	(15,159)
Net cash provided by (used in) operating activities	12,412	34,585	85,755
Investing Activities
Purchases of premises and equipment	(2,310)	(5,488)	(4,342)
Purchases of Federal Home Loan Bank New York stock	(51,609)	(122,102)	(146,446)
Redemptions of Federal Home Loan Bank New York stock	44,579	136,878	136,541
Purchases of securities held-to-maturity	—	—	(16,475)
Proceeds from prepayments of securities held-to-maturity	1,538	794	387
Purchases of securities available for sale	(1,302,609)	(187,442)	(224,940)
Proceeds from sales and calls of securities available for sale	522,096	-	73,276
Proceeds from maturities and prepayments of securities available for sale	203,265	57,493	96,861
Proceeds from bank owned life insurance	14	3,068	3,945
Change in cash collateral	(4,780)	(18,400)	66,345
Net repayments (originations) of loans	238,100	198,240	(93,262)
Purchases of loans	(173,487)	(166,344)	(275,701)
Proceeds from sale of real estate owned	839	-	-
Proceeds from sale of loans originally classified as held to investment	18,760	9,042	31,993
Net cash provided by (used in) investing activities	(505,604)	(94,261)	(351,818)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2024	2023	2022

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$(10,871)	$(73,822)	$(46,383)
Net increase (decrease) in interest-bearing deposits	370,857	400,804	200,019
Net increase (decrease) in mortgagors' escrow deposits	2,700	2,223	(3,754)
Net (repayments) proceeds from short-term borrowed funds	324,250	(605,750)	235,000
Proceeds from long-term borrowing	300,000	661,050	63,603
Repayment of long-term borrowings	(551,117)	(265,001)	(55,685)
Purchase of treasury stock	—	(11,473)	(27,246)
Repurchase of shares to satisfy tax obligations	(1,707)	(1,692)	(2,429)
Net proceeds received in common stock offering	65,540	—	—
Cash dividends paid	(26,043)	(26,260)	(27,031)
Net cash provided by (used in) financing activities	473,609	80,079	336,094
Net increase (decrease) in cash and cash equivalents, and restricted cash	(19,583)	20,403	70,031
Cash, cash equivalents, and restricted cash, beginning of period	172,157	151,754	81,723
Cash, cash equivalents, and restricted cash, end of period	$152,574	$172,157	$151,754
Supplemental disclosure of cash flow information:
Cash payments for:
Interest paid	$278,702	$214,610	$63,680
Income taxes paid, net of refunds	8,578	6,269	32,411
Supplemental disclosure of non- cash flow investing activities:
Transfer of loans held for investment to other real estate owned	665	—	—
Transfer of loans held for investment to loans held for sale	92,027	8,506	31,355
Securities purchased not yet settled	25,023	—	—
Securities transferred from held-to-maturity to available for sale	20,627	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is the bank holding company of its wholly-owned subsidiary Flushing Bank (the “Bank”). The Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Service Corporation (“FSC”) and FSB Properties Inc. (“Properties”) are collectively herein referred to as the “Company.”

The Company’s principal business is attracting deposits from public entities and the general public, while investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, (3) equipment financing loans; (4) Small Business Administration (“SBA”) loans and other small business loans; (5) mortgage loan surrogates such as mortgage-backed securities; and (6) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through twenty-eight full-service banking offices, ten of which are located in Queens County, four in Nassau County, five in Suffolk County, six in Kings County (Brooklyn), and three in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Holding Company and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, FSC, and Properties. FSC was formed to market insurance products and mutual funds. Properties is currently used to hold title to real estate owned acquired via foreclosure. Amounts held in a rabbi trust for certain non-qualified deferred compensation plans are included in the consolidated financial statements. All intercompany transactions and accounts are eliminated in consolidation.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. Included in cash and cash equivalents at December 31, 2024 and 2023, were $125.2 million and $145.3 million, respectively, in interest-earning deposits in other financial institutions, primarily comprised of funds due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”) and restricted cash held as collateral for interest rate swaps. The restricted cash totaled $43.2 million and $47.9 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, cash (including restricted cash) held in excess of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limits at other commercial banks totaling $62.4 million, and $61.2 million, respectively.

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

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. At December 31, 2024, and 2023 the Company’s portfolio was made up of three securities: the first two were structured similar to a commercial owner occupied loan, and modeled for credit losses similar to commercial business loans secured by real estate, and the third was issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security. The Company had an allowance for credit losses for held-to-maturity securities totaling $0.4 million and $1.1 million at December 31, 2024 and 2023, respectively.

At December 31, 2023 there was one additional held-to-maturity security that was under forbearance and was individually evaluated for an allowance for credit losses. This security was transferred to available for sale during the year ended December 31, 2024. Management determined it was appropriate to transfer the security to available for sale due to a prolonged deterioration in creditworthiness, as such the transfer did not taint the remaining held-to-maturity portfolio. The security was non-accrual at the time of transfer. The company did not transfer any securities between classification categories during the years ended December 31, 2023 and 2022.

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2024 and December 31, 2023. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company evaluates any decline in the fair value is due to credit loss factors and this valuation indicates that a credit loss exists, then the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The Company had an allowance for credit losses for available for sale securities totaling $2.6 million at December 31, 2024 on the security described in the previous paragraph. The Company did not have an allowance for credit losses for available for sale securities at December 31, 2023.

The Company recorded tax exempt interest income totaling $1.5 million, $1.5 million and $1.7 million for the  years ended December 31, 2024, 2023 and 2022, respectively.

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

At December 31, 2024, the net book value of our reporting unit exceeded market capitalization, however the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach and income approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting unit, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment. We qualitatively assess whether the carrying value of our reporting unit exceeds fair value. If this qualitative assessment determines that it is more likely than not that the carrying value exceeds fair value, further quantitative evaluation for impairment would be required to compare the fair value of the reporting unit to the carrying value and determine if impairment is required.

In performing the goodwill impairment testing, the Company has identified a single reporting unit. The Company performed the quantitative assessment in reviewing the carrying value of goodwill as of December 31, 2024, 2023 and 2022, concluding that there was no goodwill impairment in any period. At December 31, 2024 and 2023, the carrying amount of goodwill totaled $17.6 million at each period. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

Interest on loans is recognized on an accrual basis. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans. Accrued interest receivable for loans totaled $46.3 million and $45.0 million at December 31, 2024 and 2023, respectively and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2024 and 2023 were performing loans that did not display credit deterioration from origination at the time of purchase. The Company purchased loans totaling $173.5 million, $166.3 million, and $275.7 million during the years ended December 31, 2024, 2023, and 2022.

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

The quantitative allowance is calculated using a number of inputs and assumptions. The results of this process, support management’s assessment as to the adequacy of the ACL at each period end presented in the Consolidated Statements of Financial Condition.

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

Loans Held for Sale:

At December 31, 2024 the Company had $70.1 million of performing multi-family loans held for sale. At December 31, 2023 the Company did not have any loans held for sale.

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer. Additionally, at times the Company may sell participating interests in performing loans and maintain servicing. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. At the time of transfer, any ACL is reversed and the loans are transferred at the new amortized cost basis and accounted for at the lower of amortized cost or fair value. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer. Subsequent lower of cost or fair value adjustments are recognized in non-interest income as a valuation allowance adjustment.

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and past employees who have provided positive consent allowing the Company to be the beneficiary of such policies. BOLI is carried in the Consolidated Statements of Financial Condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes. During 2024 the Company entered into a noncash exchange of certain lower yielding BOLI policies to higher yielding policies totaling $101.5 million in accordance with Internal Revenue Code (“IRC”) Section 1035. No gain or loss was recognized as part of this exchange. During 2024 and 2023, the Company did not purchase any additional BOLI.

Other Real Estate Owned:

Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure. At the time of foreclosure these properties are acquired at fair value and subsequently carried at the lower of cost or fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount of the loan, the difference is recognized as a charge to the ACL. Further decreases to the estimated value will be recorded directly to the Consolidated Statements of Operations. At December 31, 2024 and 2023, the Company did not hold any OREO.

Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets, recorded in Depreciation and amortization of bank premises and equipment in the Consolidated Statements of Operations. For equipment and furniture the useful life is between 3 to 10 years.

As of December 31, 2024 and 2023, the Bank leased all branches and its executive offices. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Company a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Company is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Company’s borrowing levels. The Company carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2024 and 2023, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2024 and 2023.

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

Stock Compensation Plans:

The Company accounts for its stock-based compensation using a fair-value-based measurement method for share-based payment transactions with employees and directors. The Company measures the cost of employee and directors services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which the employee and directors are required to provide services in exchange for the award. The requisite service period is usually the vesting period, as such according to the terms of these awards, at times provide for vesting upon retirement, the cost for these awards are fully recognized at the earlier of the retirement eligibility date or vesting date. Forfeitures are recorded in the period they occur.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, we generally use the Company’s incremental borrowing rate based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease payments at commencement date to determine the present value of lease payments. When readily determinable, we use the implicit rate. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s variable lease payments, which include auto insurance, property insurance and real estate tax expenses were recorded in Occupancy and equipment expense within the Consolidated Statements of Operations and are not included in the recognition of ROU assets and related lease liabilities.

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

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed at least quarterly. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For cash flow hedges, the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income or loss, net of tax, and subsequently reclassified into earnings when the hedged transaction effects earnings. For fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings on the same line as the hedged item. Cash flows from cash flow hedges and fair value hedges are disclosed in the Consolidated Statements of Cash Flows within operating activities. At December 31, 2024, our cash flow hedges have a maximum remaining term of 51 months.

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

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.5 million, $2.1 million, and $3.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, recorded in the Professional services in the Consolidated Statements of Operations.

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

Earnings per common share have been computed based on the following, for the years ended December 31:

	2024	2023	2022

	(In thousands, except per share data)
Net income (loss), as reported	$(31,333)	$28,664	$76,945
Divided by:
Total weighted average common shares outstanding and common stock equivalents	29,949	29,925	30,823

Basic earnings (loss) per common share	$(1.05)	$0.96	$2.50
Diluted earnings (loss) per common share	$(1.05)	$0.96	$2.50
Dividend Payout ratio	n/m	91.7%	35.2%

There were no options that were anti-dilutive for the years ended December 31, 2024, 2023, and 2022.

3. Loans and Allowance for Credit Losses

The composition of loans, net of fees and costs, is as follows at the periods indicated:

	December 31,
	2024	2023

	(In thousands)
Multi-family residential	$2,527,222	$2,658,205
Commercial real estate	1,973,124	1,958,252
One-to-four family ― mixed-use property	511,222	530,243
One-to-four family ― residential	244,282	220,213
Construction	60,399	58,673
Small Business Administration	19,925	20,205
Commercial business and other	1,401,602	1,452,518
Net unamortized premiums and unearned loan fees	10,097	9,590
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,747,873	6,907,899
Unallocated portfolio layer basis adjustments (1)	(2,025)	(949)
Total loans, net of fees and costs	$6,745,848	$6,906,950
(1)	This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under GAAP portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business loans, which totaled 87.9% and 88.3% of our gross loans at December 31, 2024 and 2023, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our allowance and provision for credit losses and to maintain an ACL as a percentage of total loans in excess of the allowance currently maintained. In addition to our loan portfolio, at December 31, 2024, we were servicing $53.3 million of loans for others.

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

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. At December 31, 2024, there were no commitments to lend additional funds to borrowers who have received a loan modification because of financial difficulty.

The following tables show loan modifications made to borrowers experiencing financial difficulty during the periods indicated:

	For the year ended December 31, 2024
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Multi-family residential	1	$7,472	0.3%	Provided principal payment deferral to be collected at 18-month deferral period (April 2026)
Commercial real estate	1	$29,890	1.5%	Provided payment deferral to be collected at maturity (January 2027)
Total	2	$37,362

	For the year ended December 31, 2023
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Small business administration	1	$1,488	7.3%	Provided twelve month payment deferral to be collected at maturity
Total	1	$1,488

	For the year ended December 31, 2024
(Dollars in thousands)	Term Extension and Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial real estate	1	$2,793	0.1%	Extended Maturity to January 2027 (32 months) and provided payment deferral to be collected at maturity
Total	1	$2,793

	For the year ended December 31, 2024
(Dollars in thousands)	Term Extension and Reduced Interest Rate
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$378	—%	Extended Maturity to August 2026 (3 months) and reduced rate to zero percent
Total	1	$378

	For the year ended December 31, 2024
(Dollars in thousands)	Term Extension
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$8	—%	Extended Maturity to December 2028 (28 months)
Total	1	$8

	For the year ended December 31, 2023
(Dollars in thousands)	Term Extension
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	3	$1,734	0.1%	Two loans extended Maturity to June 2025 (20 months). One loan extended Maturity to August 2024 (10 months)
Total	3	$1,734

The following table shows the payment status of borrowers experiencing financial difficulty and for which a modification has occurred at December 31, 2024:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Multi-family residential	$7,472	$—	$—	$7,472
Commercial real estate	32,706	—	—	32,706
Commercial business and other	8	—	266	274
Total	$40,186	$—	$266	$40,452

The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty:

	Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted
(In thousands)	Rate Reduction	Term Extension	Principal Forgiveness	Other-than-insignificant payment delay	Combination - Term Extension and Interest Rate Reduction
Commercial business and other	$—	$—	$—	$—	$266
Total	$—	$—	$—	$—	$266

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

During the year ended December 31, 2022 there were no defaults of TDR loans within 12 months of their modification date.

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for periods shown below:

	At or for the year ended December 31, 2024
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,640	$11,707	$6,476	$5	$—
Commercial real estate	—	6,376	6,376	—	—
One-to-four family - mixed-use property	1,005	117	117	1	—
One-to-four family - residential	4,670	812	812	2	—
Small Business Administration	2,576	2,531	2,531	—	—
Commercial business and other	11,768	12,454	6,046	3	—
Total	$23,659	$33,997	$22,358	$11	$—

	At or for the year ended December 31, 2023
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,547	$3,640	$3,640	$2	$1,463
Commercial real estate	254	—	—	—	—
One-to-four family - mixed-use property	1,045	1,005	1,005	3	—
One-to-four family - residential	3,953	4,670	4,670	3	—
Small Business Administration	950	2,576	2,576	—	—
Commercial business and other	20,193	11,768	3,242	17	—
Total	$29,942	$23,659	$15,133	$25	$1,463

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2024	2023	2022

(In thousands)	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$2,885	$1,995	$2,309
Less: Interest income included in the results of operations	11	25	746
Total foregone interest	$2,874	$1,970	$1,563

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loan at:

	At December 31, 2024
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$12,596	$9,255	$11,707	$33,558	$2,498,055	$2,531,613
Commercial real estate	4,846	—	6,376	11,222	1,963,400	1,974,622
One-to-four family - mixed-use property	870	1,234	117	2,221	511,717	513,938
One-to-four family - residential	802	65	812	1,679	242,914	244,593
Construction	—	—	—	—	60,114	60,114
Small Business Administration	—	—	2,531	2,531	17,664	20,195
Commercial business and other	409	2,239	12,432	15,080	1,387,718	1,402,798
Total	$19,523	$12,793	$33,975	$66,291	$6,681,582	$6,747,873

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.0 million related to loans hedged in a closed pool at December 31, 2024. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

The following tables show the activity in the allowance for credit losses for the periods indicated:

	December 31, 2024
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161
Charge-offs	—	(421)	—	(14)	—	(7)	(7,527)	(7,969)
Recoveries	2	—	2	102	—	108	71	285
Provision (benefit)	2,770	1,044	11	3	213	(204)	3,838	7,675
Ending balance	$13,145	$9,288	$1,623	$759	$371	$1,523	$13,443	$40,152

	December 31, 2023
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$17,471	$40,442
Charge-offs	—	(8)	—	(23)	—	(7)	(11,119)	(11,157)
Recoveries	2	—	1	52	—	248	42	345
Provision (benefit)	819	489	(266)	(262)	(103)	(813)	10,667	10,531
Ending balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161

	December 31, 2022
			One-to-four	One-to-four				Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	Taxi	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	medallion	other	Total
Beginning balance	$8,185	$7,158	$1,755	$784	$186	$1,209	$—	$17,858	$37,135
Charge-offs	(208)	—	—	(20)	—	(1,053)	—	(2,067)	(3,348)
Recoveries	77	—	—	5	—	47	447	1,237	1,813
Provision (benefit)	1,498	1,026	120	132	75	1,995	(447)	443	4,842
Ending balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$—	$17,471	$40,442

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

The provision recorded in 2024 was driven by increased reserves on several commercial business and real estate multi-family loans. The provision recorded in 2023 was primarily driven by fully reserving for two non-accrual commercial business and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The provision recorded in 2022 was primarily due to loan growth, increased reserves on specific credits, coupled with the ongoing economic uncertainty resulting from high and rising inflation including increasing interest rates. The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction).  The Company uses the straight-line method to revert back to historical losses. During 2024 and 2023, the Company’s reasonable and supportable forecast and reversion period was two quarters and four quarters, respectively.

The following tables summarize the risk category of mortgage and commercial business loans by loan portfolio segments and class of loans by year of origination for the periods indicated:

	December 31, 2024
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$116,814	$248,004	$375,084	$272,747	$195,539	$1,250,368	$5,369	$—	$2,463,925
Watch	—	—	7,587	—	2,724	31,665	—	—	41,976
Special Mention	—	—	10,163	—	—	2,388	—	—	12,551
Substandard	—	—	—	704	2,811	9,646	—	—	13,161
Total Multi-family Residential	$116,814	$248,004	$392,834	$273,451	$201,074	$1,294,067	$5,369	$—	$2,531,613
Commercial Real Estate
Pass	$199,396	$197,228	$310,725	$144,569	$122,576	$924,520	$—	$—	$1,899,014
Watch	—	—	430	4,023	6,660	58,119	—	—	69,232
Substandard	—	—	—	—	—	6,376	—	—	6,376
Total Commercial Real Estate	$199,396	$197,228	$311,155	$148,592	$129,236	$989,015	$—	$—	$1,974,622
Gross charge-offs	$—	$—	$—	$—	$—	$421	$—	$—	$421
1-4 Family Mixed-Use Property
Pass	$17,759	$23,552	$45,487	$40,515	$27,448	$352,004	$—	$—	$506,765
Watch	—	—	—	—	—	5,338	—	—	5,338
Special Mention	—	—	—	—	445	1,273	—	—	1,718
Substandard	—	—	—	—	—	117	—	—	117
Total 1-4 Family Mixed-Use Property	$17,759	$23,552	$45,487	$40,515	$27,893	$358,732	$—	$—	$513,938
1-4 Family Residential
Pass	$2,136	$53,556	$22,382	$7,117	$16,039	$121,653	$6,256	$8,588	$237,727
Watch	—	—	496	254	—	2,769	113	1,265	4,897
Special Mention	—	—	—	—	—	838	—	215	1,053
Substandard	—	—	—	—	—	477	—	439	916
Total 1-4 Family Residential	$2,136	$53,556	$22,878	$7,371	$16,039	$125,737	$6,369	$10,507	$244,593
Gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Construction
Pass	$—	$51	$2	$18,215	$—	$—	$39,230	$—	$57,498
Watchlist	—	—	—	—	—	—	—	—	—
Special Mention	—	2,616	—	—	—	—	—	—	2,616
Total Construction	$—	$2,667	$2	$18,215	$—	$—	$39,230	$—	$60,114
Small Business Administration
Pass	$7,356	$1,906	$3,211	$1,092	$1,672	$1,123	$—	$—	$16,360
Watch	—	—	—	—	—	774	—	—	774
Special Mention	—	—	—	—	—	325	—	—	325
Substandard	—	—	—	1,691	—	1,045	—	—	2,736
Total Small Business Administration	$7,356	$1,906	$3,211	$2,783	$1,672	$3,267	$—	$—	$20,195
Gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial Business
Pass	$109,139	$92,916	$71,479	$29,665	$17,744	$99,620	$208,419	$—	$628,982
Watch	166	4,850	—	1,630	4,310	1,720	1,500	—	14,176
Special Mention	—	—	—	—	—	16	—	—	16
Substandard	716	429	4,891	—	—	3,119	3,856	—	13,011
Doubtful	—	462	—	—	—	—	570	—	1,032
Total Commercial Business	$110,021	$98,657	$76,370	$31,295	$22,054	$104,475	$214,345	$—	$657,217
Gross charge-offs	$—	$—	$—	$4,121	$—	$266	$3,083	$—	$7,470
Commercial Business - Secured by RE
Pass	$68,613	$45,976	$169,904	$125,523	$99,794	$203,839	$673	$—	$714,322
Watch	8,671	—	—	—	3,721	396	—	—	12,788
Special Mention	—	—	—	—	—	14,418	—	—	14,418
Substandard	—	—	—	—	—	3,884	—	—	3,884
Total Commercial Business - Secured by RE	$77,284	$45,976	$169,904	$125,523	$103,515	$222,537	$673	$—	$745,412
Other
Pass	$—	$—	$—	$—	$—	$85	$84	$—	$169
Total Other	$—	$—	$—	$—	$—	$85	$84	$—	$169
Gross charge-offs	$—	$—	$—	$—	$—	$57	$—	$—	$57
Total by Loan Type
Total Pass	$521,213	$663,189	$998,274	$639,443	$480,812	$2,953,212	$260,031	$8,588	$6,524,762
Total Watch	8,837	4,850	8,513	5,907	17,415	100,781	1,613	1,265	149,181
Total Special Mention	—	2,616	10,163	—	445	19,258	—	215	32,697
Total Substandard	716	429	4,891	2,395	2,811	24,664	3,856	439	40,201
Total Doubtful	—	462	—	—	—	—	570	—	1,032
Total Loans (1)	$530,766	$671,546	$1,021,841	$647,745	$501,483	$3,097,915	$266,070	$10,507	$6,747,873
Total Gross charge-offs	$—	$—	$—	$4,121	$—	$765	$3,083	$—	$7,969

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.0 million related to loans hedged in a closed pool at December 31, 2024. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

Included within net loans as of December 31, 2024 and 2023, was $2.7 million and $4.8 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

The following table presents types of collateral-dependent loans by class of loan which were individually evaluated for impairment:

	Collateral Type
	December 31, 2024		December 31, 2023
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$11,707	$—	$3,640	$—
Commercial real estate	6,376	—	—	—
One-to-four family - mixed-use property	117	—	1,005	—
One-to-four family - residential	812	—	4,670	—
Small Business Administration	—	2,531	—	2,576
Commercial business and other	3,884	8,570	—	11,768
Total	$22,896	$11,101	$9,315	$14,344

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

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet exposures is adjusted as a provision for credit loss expense. The Company uses similar assumptions and risk factors that are developed for collectively evaluated financing receivables. This estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments to be funded over its estimated life.

The provision (benefit) for credit losses for off-balance-sheet items are included in “Other operating expenses” on the Consolidated Statements of Operations.

The following table presents the activity in the allowance for off-balance sheet credit losses:

	For the years ended
	December 31,
	2024	2023	2022

	(In thousands)
Balance at beginning of period	$1,102	$970	$1,209
Provision (benefit)	(65)	132	(239)
Allowance for Off-Balance Sheet - Credit losses	$1,037	$1,102	$970

4. Loans held for sale

At December 31, 2024, the Company had $70.1 million in performing multi-family loans held for sale. A valuation allowance of $3.8 million was recorded to mark these loans down to the estimated price that could be obtained in a whole loan sale. The valuation allowance was recorded in net gain (loss) on sale of loans in the Consolidated Statements of Operations. The sale is anticipated to close during the first quarter of 2025. At December 31, 2023, the Company did not have any loans held for sale.

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter. Loans designated held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale generally includes cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer. Additionally, at times the Company may sell participating interests in performing loans.

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2024
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

5. Other Real Estate Owned

During the year ended December 31, 2024, the Company acquired and then subsequently sold one OREO for $0.8 million, resulting in a gain on sale of $0.2 million. The Company did not have any OREO during 2023 and 2022.

6. Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity at:

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
December 31, 2024	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$44,002	$(353)	$43,649	$—	$(5,834)	$37,815

FNMA	7,836	—	7,836	—	(933)	6,903

Total	$51,838	$(353)	$51,485	$—	$(6,767)	$44,718

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
December 31, 2023	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$66,155	$(1,087)	$65,068	$—	$(6,371)	$58,697

FNMA	7,855	—	7,855	—	(797)	7,058

Total	$74,010	$(1,087)	$72,923	$—	$(7,168)	$65,755

The following table summarizes the Company’s portfolio of securities available for sale at:

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
December 31, 2024	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$8,804	$—	$77	$(33)	$8,848
Municipals	20,627	(2,627)	—	—	18,000
Corporate	130,882	—	735	(6,368)	125,249
Mutual funds	11,890	—	—	—	11,890
Collateralized loan obligations	420,260	—	1,126	(569)	420,817
Other	1,465	—	—	—	1,465
Total other securities	593,928	(2,627)	1,938	(6,970)	586,269
REMIC and CMO	707,540	—	1,107	(1,067)	707,580
GNMA	30,099	—	—	(154)	29,945
FNMA	99,183	—	11	(1,048)	98,146
FHLMC	76,048	—	13	(96)	75,965
Total mortgage-backed securities	912,870	—	1,131	(2,365)	911,636

Total Securities available for sale	$1,506,798	$(2,627)	$3,069	$(9,335)	$1,497,905

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$82,548	$123	$(937)	$81,734
Corporate	173,184	—	(17,735)	155,449
Mutual funds	11,660	—	—	11,660
Collateralized loan obligations	269,600	1,215	(686)	270,129
Other	1,437	—	—	1,437
Total other securities	538,429	1,338	(19,358)	520,409
REMIC and CMO	160,165	—	(26,591)	133,574
GNMA	12,402	3	(1,740)	10,665
FNMA	155,995	14	(20,935)	135,074
FHLMC	89,427	—	(14,396)	75,031
Total mortgage-backed securities	417,989	17	(63,662)	354,344
Total Securities excluding portfolio layer adjustments	956,418	1,355	(83,020)	874,753
Unallocated portfolio layer basis adjustments (1)	(2,254)	—	2,254	—
Total securities available for sale	$954,164	$1,355	$(80,766)	$874,753

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

The corporate securities held by the Company at December 31, 2024 and 2023 are issued by U.S. banking institutions. The CMOs held by the Company at December 31, 2024 and 2023 are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at December 31, 2024, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$44,002	$37,815
Total other securities	44,002	37,815
Mortgage-backed securities	7,836	6,903
Total securities held-to-maturity	$51,838	$44,718

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$57,065	$54,747
Due after five years through ten years	198,589	195,649
Due after ten years	326,384	323,983
Total other securities	582,038	574,379
Mutual funds	11,890	11,890
Mortgage-backed securities	912,870	911,636
Total securities available for sale	$1,506,798	$1,497,905

The following tables show the Company’s securities without an allowance for credit losses with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	At December 31, 2024
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	6,903	(933)	—	—	6,903	(933)
Total mortgage-backed securities	1	6,903	(933)	—	—	6,903	(933)

Total	1	$6,903	$(933)	$—	$—	$6,903	$(933)

Available for sale securities
U.S. government agencies	2	$3,339	$(33)	$—	$—	$3,339	$(33)
Corporate	13	95,758	(6,368)	—	—	95,758	(6,368)
Collateralized loan obligations	18	201,470	(569)	201,470	(569)	—	—
Total other securities	33	300,567	(6,970)	201,470	(569)	99,097	(6,401)

REMIC and CMO	19	287,948	(1,067)	281,570	(936)	6,378	(131)
GNMA	4	29,945	(154)	28,443	(134)	1,502	(20)
FNMA	6	97,417	(1,048)	97,417	(1,048)	—	—
FHLMC	3	56,540	(96)	56,540	(96)	—	—
Total mortgage-backed securities	32	471,850	(2,365)	463,970	(2,214)	7,880	(151)
Total securities available for sale	65	$772,417	$(9,335)	$665,440	$(2,783)	$106,977	$(6,552)

	At December 31, 2023
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	7,058	(797)	—	—	7,058	(797)
Total mortgage-backed securities	1	7,058	(797)	—	—	7,058	(797)

Total	1	$7,058	$(797)	$—	$—	$7,058	$(797)

Available for sale securities (1)
U.S. government agencies	8	$74,517	$(937)	$2,517	$(7)	$72,000	$(930)
Corporate	26	155,449	(17,735)	25,428	(1,318)	130,021	(16,417)
Collateralized loan obligations	17	120,609	(686)	—	—	120,609	(686)
Total other securities	51	350,575	(19,358)	27,945	(1,325)	322,630	(18,033)

REMIC and CMO	46	133,312	(26,591)	—	—	133,312	(26,591)
GNMA	7	10,466	(1,740)	3,867	(34)	6,599	(1,706)
FNMA	44	133,394	(20,935)	2,044	(1)	131,350	(20,934)
FHLMC	18	75,031	(14,396)	—	—	75,031	(14,396)
Total mortgage-backed securities	115	352,203	(63,662)	5,911	(35)	346,292	(63,627)
Total	166	$702,778	$(83,020)	$33,856	$(1,360)	$668,922	$(81,660)

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.3 million related to AFS securities hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

During the year ended December 31, 2024, one held-to-maturity municipal security with an amortized cost of $20.6 million and a net carrying value of $19.9 million was transferred to available for sale. Management determined it was appropriate to transfer the security to available for sale due to a prolonged deterioration in creditworthiness and at the time of transfer was non-accrual. The transfer did not taint the remaining held-to-maturity portfolio. The fair value of the security at December 31, 2024 was $18.0 million. It was determined after review that the whole decline in fair value was credit-related and as such was recorded as a provision to the allowance for credit losses totaling $2.6 million. The company did not transfer any securities between classification categories during the years ended December 31, 2023 and 2022.

Except for the security discussed above, the Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2024 and December 31, 2023. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All but one of these securities are rated investment grade or better, and all these securities have a long history of no credit losses. The Bank holds approximately $10 million of corporate debt from a New York based bank holding company that on February 6, 2024 was downgraded two levels to Ba2 (Moody’s non-investment grade). On March 1, 2024, the bond was downgraded four levels to B3 and then on March 15, 2024, the bond was upgraded one level to B2. At this time, we do not consider the decline in fair value to be credit related given the underlying bond has not missed any payments and financial performance has not deteriorated to a level where the institution is not well capitalized. The Bank has placed the security on the watch list and will continue to monitor this risk position closely to determine if any action steps and valuation adjustments are required in the future. It is not anticipated that this security or any other available for sale security held at December 31, 2024, would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at December 31, 2024 and 2023, as part of its quarterly ACL process, resulting in an allowance for credit losses of $0.4 million and $1.1 million at December 31, 2024 and 2023, respectively.

Accrued interest receivable on held-to-maturity debt securities totaled $0.1 million at both December 31, 2024 and 2023, and is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $8.8 million and $7.1 million at December 31, 2024 and 2023, respectively.

The following table presents the activity in the allowance for credit losses for debt securities available for sale:

	For the years ended
	December 31,
	2024	2023	2022

	(In thousands)
Beginning balance	$—	$—	$—
Provision (benefit)	2,627	—	—
Allowance for credit losses	$2,627	$—	$—

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

	For the years ended
	December 31,
	2024	2023	2022

	(In thousands)
Beginning balance	$1,087	$1,100	$862
Reversal of allowance upon transfer to AFS	(750)	—	—
Provision (benefit)	16	(13)	238
Allowance for credit losses	$353	$1,087	$1,100

During 2024, the Company sold available for sale securities with carrying values at the time of sale totaling $489.2 million at an average yield of 2.32% and purchased $1,327.3 million of securities at an average yield of 6.40%. During 2023, the Company did not sell any available for sale securities but purchased $187.2 million at an average yield of 6.56%. During 2022, the Company sold available for sale securities with carrying values at the time of sale totaling $84.2 million at an average yield of 1.17% and purchased $241.2 million at an average yield of 3.20%.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the year ended
	December 31,
	2024	2023	2022

	(In thousands)
Gross gains from the sale of securities	$276	$—	$—
Gross losses from the sale of securities	(72,591)	—	(10,948)
Net (loss) gains from the sale of securities	$(72,315)	$—	$(10,948)

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $27.2 million and $26.5 million at December 31, 2024 and 2023, respectively.

7. Bank Premises and Equipment, net

Bank premises and equipment are as follows at December 31:

	2024	2023

	(In thousands)
Leasehold improvements	$51,979	$50,976
Equipment and furniture	35,405	34,285
Total	87,384	85,261
Accumulated depreciation and amortization	(69,532)	(63,988)
Bank premises and equipment, net	$17,852	$21,273

8. Deposits

Total deposits at the periods shown and the weighted average rate on deposits at December 31, 2024, are as follows:

			Weighted Average
	December 31,		Nominal Rate
	2024	2023	2024 (1)

	(In thousands)
Interest-bearing deposits:
Certificates of deposit accounts	$2,650,164	$2,311,290	4.41%
Savings accounts	98,964	108,605	0.38
Money market accounts	1,686,109	1,726,404	3.48
NOW accounts	1,854,069	1,771,164	3.26
Total interest-bearing deposits	6,289,306	5,917,463
Non-interest bearing demand deposits	836,545	847,416
Total due to depositors	7,125,851	6,764,879
Mortgagors' escrow deposits	53,082	50,382	0.27
Total deposits	$7,178,933	$6,815,261

(1) The weighted average rate does not reflect the benefit of interest rate swaps.

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificates of deposit) was $514.4 million and $497.4 million at December 31, 2024 and 2023, respectively. The aggregate amount of brokered deposits was $1,319.0 million and $1,102.0 million at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, reciprocal deposits totaled $753.2 million and $760.3 million, respectively.

Government deposits are collateralized by either securities, letters of credit issued by FHLB-NY or are placed in the IntraFi Network which arranges for placement of funds into certificates of deposit accounts, demand accounts or money market accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. The letters of credit are collateralized by mortgage loans pledged by the Company.

At December 31, 2024, government deposits totaled $1,775.5 million, of which $599.1 million were IntraFi Network deposits and $1,176.4 million were collateralized by $41.9 million in securities and $1,405.7 million of letters of credit. At December 31, 2023, government deposits totaled $1,587.9 million, of which $642.6 million were IntraFi Network deposits and $945.3 million were collateralized by $177.0 million in securities and $1,118.7 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2024	2023	2022

	(In thousands)
Certificates of deposit accounts	$100,235	$64,844	$12,547
Savings accounts	472	520	211
Money market accounts	67,992	58,898	19,039
NOW accounts	75,683	64,191	15,353
Total due to depositors	244,382	188,453	47,150
Mortgagors' escrow deposits	254	202	135
Total interest expense on deposits	$244,636	$188,655	$47,285

Scheduled remaining maturities of certificates of deposit accounts are summarized as follows for the years ended December 31:

	2024	2023

	(In thousands)
Within 12 months	$2,522,666	$2,210,586
More than 12 months to 24 months	114,053	89,816
More than 24 months to 36 months	8,192	2,115
More than 36 months to 48 months	3,799	4,733
More than 48 months to 60 months	1,185	2,898
More than 60 months	269	1,142
Total certificates of deposit accounts	$2,650,164	$2,311,290

9. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2024		2023
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
FHLB-NY advances - fixed rate:
Due in 2024	$—	—	$145,750	5.53
Due in 2025	445,000	4.54	14,675	4.90
Due in 2026	20,162	4.16	108,244	4.71
Due in 2027	136,656	3.97	185,017	4.63
Due in 2028	27,115	3.83	27,115	3.83
Total FHLB-NY advances	628,933	4.37	480,801	4.88

Other Borrowings:
Due in 2024	—	—	125,000	4.99
Due in 2025	50,000	4.39	—	—
Total Other Borrowings	50,000	4.39	125,000	4.99

Subordinated debentures
Due in 2031	124,131	3.50	123,700	3.51
Due in 2032	64,195	6.49	63,930	6.52
Total Subordinated debentures	188,326	4.52	187,630	4.53

Junior subordinated debentures at fair value - adjustable rate due in 2037	48,795	7.82	47,850	9.14

Total borrowings	$916,054	4.59%	$841,281	5.06%

FHLB-NY Advances

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings original terms range from one week to five years.

At December 31, 2024, the Company has borrowing availability totaling $2,730.3 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit secured with pledged real estate loans totaling $4.1 billion. As of December 31, 2024, the Company had $2,034.7 million outstanding in combined balances of FHLB-NY advances and letters of credit.

Other Borrowings

At December 31, 2024, the Company had secured lines of credit with the Federal Reserve Bank totaling $1,528.9 million, with none outstanding and also has unsecured lines of credit with other commercial banks totaling $329.0 million, with $50.0 million outstanding.

Subordinated Debentures

Subordinated debt totaled $188.3 million at December 31, 2024, which included $1.7 million of unamortized debt issuance costs. These costs are being amortized to interest expense using the level yield method through the first call date of the subordinated debt.

The following table shows the terms of the subordinated debt issued by the Holding Company which is outstanding at December 31, 2024:

	Subordinated Debentures
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

Junior Subordinated Debentures

The Holding Company has three trusts formed under the laws of the State of Delaware for the purpose of issuing capital and common securities, and investing the proceeds thereof in $61.9 million of junior subordinated debentures of the Holding Company. The Holding Company has guaranteed the payment of these trusts’ obligations under their capital securities. The terms of the junior subordinated debentures are the same as those of the capital securities issued by the trusts. The securities are callable at any time. The junior subordinated debentures issued by the Holding Company are carried at fair value in the consolidated financial statements.

The table below shows the terms of the securities issued by the trusts which is outstanding at December 31, 2024.

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

10. Income Taxes

The Company and its subsidiaries are subject to income tax within U.S. federal, New York, New York City, and various other state and local jurisdictions. The Company is undergoing an examination of New York City income tax returns for years ending December 31, 2015 through 2017. The New York State examination of tax years 2015 through 2016 was closed in 2022 and the examination of tax years 2017 through 2019 was closed in September 2024 with no changes. The Company remains subject to examination for its federal and various other states income tax returns for the years ending on or after December 31, 2021.

As of December 31, 2024, the Company had net operating loss carry forwards for federal, New York, New York City, and various other states where tax returns are filed. The gross federal net operating loss carry forward is $42.9 million and has no expiration. The post-apportioned gross New York net operating loss carryforward is $34.8 million and will expire in 2044. The post-apportioned gross New York City net operating loss carryforward is $57.2 million and will begin to expire in 2037. The post-apportioned gross net operating loss carry forwards for all other states where tax returns are filed is $2.8 million and either have no expiration or various expiration dates based on specific jurisdictional laws.

Income tax provisions are summarized as follows for the years ended December 31:

	2024	2023	2022

	(In thousands)
Federal:
Current	$(2,092)	$4,904	$17,565
Deferred	(8,387)	2,681	4
Total federal tax provision (benefit)	(10,479)	7,585	17,569
State and Local:
Current	1,020	2,544	10,198
Deferred	(7,475)	1,040	140
Total state and local tax provision (benefit)	(6,455)	3,584	10,338
Total provision for income taxes	$(16,934)	$11,169	$27,907

The income tax provision in the Consolidated Statements of Operations has been provided at effective rates of 35.1%, 28.0%, and 26.6% for the years ended December 31, 2024, 2023, and 2022, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2024		2023		2022

	(Dollars in thousands)
Taxes at federal statutory rate	$(10,136)	21.0%	$8,365	21.0%	$22,019	21.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	(5,099)	10.6	2,831	7.1	8,167	7.8
Tax exempt income, net	(1,258)	2.6	(1,079)	(2.7)	(2,083)	(2.0)
Other	(441)	0.9	1,052	2.6	(196)	(0.2)
Taxes at effective rate	$(16,934)	35.1%	$11,169	28.0%	$27,907	26.6%

The components of the net deferred tax assets are as follows at December 31:

	2024	2023

	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans	$12,400	$12,475
Net unrealized losses on securities available for sale*	1,935	24,667
Operating lease liabilities	14,343	12,680
Accrued compensation	10,599	7,882
Stock based compensation	2,181	3,140
Depreciation	3,553	2,711
Derivative adjustments	426	445
Pension and post-retirement benefits	1,941	2,044
Other allowances	2,619	3,609
Acquisition fair value marks	535	637
Net operating losses	15,218	491
Net unrealized losses on pension and post-retirement benefits*	379	172
Other	1,000	1,482
Deferred tax assets	67,129	72,435

Deferred tax liabilities:
Right of use assets	14,144	12,287
Net unrealized gains on cash flow hedges*	4,793	6,667
Deferred loan fees, net	3,933	3,819
Fair value adjustments	2,748	3,110
Net unrealized gains on entity specific fair value*	698	747
Other	408	660
Deferred tax liabilities	26,724	27,290

Net deferred tax asset included in other assets	$40,405	$45,145

*Represents the amount of deferred taxes recorded in accumulated other comprehensive loss.

At December 31, 2024, after considering all available positive and negative evidence, management concluded that a valuation allowance against deferred tax assets was not necessary because it is more likely than not that these tax benefits will be fully realized in future periods. While management continues to evaluate the need for a valuation allowance prospectively, it is not expected that a valuation allowance will be required based upon projected profitability.

At December 31, 2024 and 2023, the Company had no material unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

11. Stock-Based Compensation

For the years ended December 31, 2024, 2023, and 2022, the Company’s net income, as reported, includes $2.2 million, $5.3 million, and $6.2 million, respectively, of stock-based compensation costs as recorded in salaries and employee benefits on the Consolidated Statements of Operations, including the benefit or expense of phantom stock awards, and $0.8 million, $1.5 million, and $1.6 million, respectively, of income tax benefits related to the stock-based compensation plans.

The 2024 Omnibus Incentive Plan (“2024 Omnibus Plan”) became effective on May 29, 2024, after adoption by the Board of Directors and approval by the stockholders to replace the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2024 Plan is an “omnibus” stock plan that provides for a variety of equity award vehicles to maintain flexibility. The 2024 Plan, like the 2014 Plan, permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and other stock-based awards. Currently, awards to employees primarily consist of RSUs and PRSUs and to Company directors of RSUs. The 2024 Plan authorizes the issuance of up to 974,000 shares. Although no further awards may be granted under the 2014 Plan, outstanding awards granted prior to February 29, 2024, will continue in accordance with their terms. To the extent that an award under the 2024 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2024 Omnibus Plan. To fund restricted stock unit awards or option exercises, shares are issued from treasury stock, if available; otherwise, new shares are issued. Options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards granted under the 2024 Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year maximum contractual term. Other awards do not have a contractual term of expiration. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) is authorized to grant awards that vest upon a participant’s retirement. These amounts are included in stock-based compensation expense at the time of the participant’s retirement eligibility.

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of PRSUs in addition to time-based RSU’s. Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of December 31, 2024, PRSU’s granted in 2024 are being accrued at target, PRSU’s granted in 2023 are being accrued at threshold and PRSU’s granted in 2022 accrued at zero. The different levels of accrual are commensurate with the projected Company’s performance for the respective grant.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight-line method. There were 217,650, 235,850, and 212,811 RSU's granted for the years ended December 31, 2024, 2023, and 2022, respectively, and 67,350, 79,050, and 63,250 PRSU’s granted for the year ended December 31, 2024, 2023, and 2022, respectively.

The following table summarizes the Company’s RSU and PRSU awards under the 2024 Omnibus Plan for the year ended December 31, 2024:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2023	280,161	$21.14	77,570	$20.08
Granted	217,650	16.92	67,350	16.81
Reduced shares due to performance factor	—	—	(28,720)	21.85
Vested	(166,315)	20.02	(33,040)	18.58
Forfeitures	(8,700)	19.42	—	—
Non-vested awards at December 31, 2024	322,796	$18.91	83,160	$17.42
Vested but unissued at December 31, 2024	211,154	$20.30	23,715	$19.99

As of December 31, 2024, there was $4.6 million of total unrecognized compensation cost related to RSU and PRSU awards granted under the 2024 and 2014 Omnibus Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of awards vested for the years ended December 31, 2024, 2023, and 2022 were $2.9 million, $5.8 million, and $7.6 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. The vested but unissued PRSU awards consist of awards made to employees who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2024:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2023	180,847	$16.48
Granted	16,669		$13.85
Distributions	(1,645)		$15.65
Outstanding and vested at December 31, 2024	195,871	$14.28

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of ($0.2) million, ($0.3) million, and ($0.6) million for the years ended December 31, 2024, 2023, and 2022, respectively. The total fair value of distributions from the phantom stock plan were $26,000, $21,000, and $23,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial
	Loss (Gain)			Total
	2024	2023	2022	2024	2023	2022

	(In thousands)
Employee Retirement Plan	$4,380	$3,978	$3,944	$4,380	$3,978	$3,944
Other Postretirement Benefit Plans	(2,074)	(2,268)	(2,512)	(2,074)	(2,268)	(2,512)
Outside Directors Plan	(1,079)	(1,158)	(1,034)	(1,079)	(1,158)	(1,034)
Total	$1,227	$552	$398	$1,227	$552	$398

Employee Retirement Plan:

The Company has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. At December 31, 2024 and 2023, the Bank's Retirement Plan is invested 100% in fixed income funds. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2024, 2023, and 2022. Net pension (benefit) expense is recorded in salaries and employee benefits on the Consolidated Statements of Operations. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2024	2023

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$17,032	$17,172
Interest cost	774	812
Actuarial (gain) loss	(789)	199
Benefits paid	(1,209)	(1,151)
Projected benefit obligation at end of year	15,808	17,032

Change in plan assets:
Market value of assets at beginning of year	19,220	19,065
Actual return on plan assets	(89)	1,306
Benefits paid	(1,209)	(1,151)
Market value of plan assets at end of year	17,922	19,220

Accrued pension asset included in other assets	$2,114	$2,188

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2024	2023
Weighted average discount rate	5.39%	4.73%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2024 and 2023 were based on the Pri-2012 Total Dataset with Scale MP-2021.

The components of the net pension (benefit) expense for the Retirement Plan are as follows for the years ended December 31:

	2024	2023	2022

	(in thousands)
Interest cost	$774	$812	$553
Amortization of unrecognized (gain) loss	—	—	5
Expected return on plan assets	(1,135)	(1,109)	(1,031)
Net pension (benefit) expense	(361)	(297)	(473)

Current year actuarial (gain) loss	402	34	2,535
Amortization of actuarial (gains) losses	—	—	(5)
Total recognized in other comprehensive (income) loss	402	34	2,530
Total recognized in net pension (benefit) expense and other comprehensive (income) loss	$41	$(263)	$2,057

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2024	2023	2022
Weighted average discount rate	4.73%	4.93%	2.58%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	5.00%	4.75%	4.25%

The following benefit payments are expected to be paid by the Retirement Plan for the years ending December 31:

Future Benefit
Payments
(In thousands)
2025	$1,283
2026	1,274
2027	1,275
2028	1,269
2029	1,265
2030-2034	6,081

The long-term rate of return on assets assumption was set based on historical returns earned by fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Fixed income securities were assumed to earn real rates of return in the ranges of 3-5%. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 5.00% for 2024.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2024	2023
Debt securities	100%	100%

At December 31, 2024, Plan assets are invested in a diversified mix of fixed income funds.

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

The Company does not expect to make a contribution to the Retirement Plan in 2025.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2024	2023

	(In thousands)
Pooled Separate Accounts
Long duration bond fund (a)	$4,349	$4,842
Long corporate bond fund (b)	3,496	3,907
Prudential short term (c)	271	363
Mutual Fund
Investment grade bond fund (d)	9,806	10,108

Total	$17,922	$19,220
a.	Comprised of fixed income securities with durations of longer than six years that seek to maximize total return consistent with the preservation of capital and prudent investment management.
b.	Comprised of corporate bonds with an average duration within 0.25 years of the benchmark and its average credit quality is no lower than BBB. The fund seeks to outperform the Bloomberg Barclays Long Corporate Bond Index.
c.	Comprised of money market instruments with an emphasis on safety and liquidity.
d.	Comprised of high quality corporate bonds diversified broadly across industries, issuers and regions. The funds primary benchmark is the Bloomberg Barclays U.S. Credit Index.

The fair value of the mutual fund is determined daily using quoted market prices in an open market (level 1). The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2024 and 2023. These are measured at net asset value under the practical expedient with future redemption dates.

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

Other Postretirement Benefit Plans:

The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees hired prior to January 1, 2011, who were full-time permanent employees with at least five years of service, and their spouses. Effective January 1, 2011, the Postretirement Plans are no longer available for new hires. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees were required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits are not available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. Net postretirement (benefit) expense is recorded in salaries and employee benefits on the Consolidated Statements of Operations. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2024, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2024	2023

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,272	$7,851
Service cost	164	158
Interest cost	385	381
Actuarial (gain) loss	(20)	6
Benefits paid	(146)	(124)
Projected benefit obligation at end of year	8,655	8,272

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	146	124
Benefits paid	(146)	(124)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$8,655	$8,272

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2024	2023
Discount rate	5.39%	4.73%
Rate of increase in health care costs
Initial	8.00%	7.50%
Ultimate (year 2027)	4.54%	4.54%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2024 and 2023 were based on the Pri-2012 with Scale MP-2021.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2024	2023	2022

	(In thousands)
Service cost	$164	$158	$269
Interest cost	385	381	277
Amortization of unrecognized (gain) loss	(214)	(238)	—
Amortization of past service credit	—	—	(27)
Net postretirement benefit expense	335	301	519

Current year actuarial gain (loss)	(20)	6	(3,444)
Amortization of actuarial (gain) loss	214	238	—
Amortization of prior service credit	—	—	27
Total recognized in other comprehensive income (loss)	194	244	(3,417)
Total recognized in net postretirement (benefit) expense and other comprehensive income (loss)	$529	$545	$(2,898)

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2024	2023	2022
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	4.73%	4.93%	2.58%
Rate of increase in health care costs
Initial	7.50%	7.50%	7.50%
Ultimate (year 2027)	4.54%	4.44%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2025	$302
2026	374
2027	446
2028	471
2029	488
2030-2034	3,292

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”) under, which at the discretion of the Company’s Board of Directors, a contribution is made. Employees hired after December 31, 2019 are not eligible to receive DCRP and PSP contributions. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the

Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee’s first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $4.6 million, $3.4 million, and $4.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $21.1 million and $18.9 million at December 31, 2024 and 2023, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.5 million for each of the years 2024, 2023, and 2022.

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, an eligible non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $2.1 million and $2.0 million at December 31, 2024 and 2023, respectively. Net pension (benefit) expense is recorded in other operating expense on the Consolidated Statements of Operations. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2024	2023

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,016	$1,302
Service cost	9	8
Interest cost	45	59
Actuarial (gain) loss	(75)	(285)
Benefits paid	(24)	(68)
Projected benefit obligation at end of year	971	1,016

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	24	68
Benefits paid	(24)	(68)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$971	$1,016

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2024	2023	2022

	(In thousands)
Service cost	$9	$8	$11
Interest cost	45	59	48
Amortization of unrecognized (gain) loss	(154)	(161)	(29)
Net pension expense (income)	(100)	(94)	30

Current actuarial (gain) loss	(75)	(285)	(623)
Amortization of actuarial gain (loss)	154	161	29
Total recognized in other comprehensive income (loss)	79	(124)	(594)
Total recognized in net pension expense and other comprehensive income (loss)	$(21)	$(218)	$(564)

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2024	2023	2022
Weighted average discount rate for the benefit obligation	5.39%	4.73%	4.93%
Weighted average discount rate for periodic pension benefit expense	4.73%	4.93%	2.58%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2025	$96
2026	96
2027	96
2028	96
2029	96
2030 - 2034	684

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2024 and 2023, the Bank’s liquidation account was $0.3 million and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2024, the Bank did not have retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:

The Holding Company did not repurchase any of its common stock during the year ended December 31, 2024. The Holding Company repurchased 786,498 common shares at an average cost of $14.59 during the year ended December 31, 2023. At December 31, 2024, 807,964 shares remained subject to repurchase under the authorized stock repurchase program. Stock will be purchased under the authorized stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Income (Loss):

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2024	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

Other comprehensive income (loss) before reclassifications, net of tax	429	13,449	(213)	(94)	13,571
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	49,984	(17,517)	(254)	—	32,213
Net current period other comprehensive income (loss), net of tax	50,413	(4,068)	(467)	(94)	45,784
Ending balance, net of tax	$(4,331)	$10,728	$(848)	$1,584	$7,133

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2023	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

Other comprehensive income (loss) before reclassifications, net of tax	8,362	6,943	170	165	15,640
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(17,527)	(276)	—	(17,803)
Net current period other comprehensive income (loss), net of tax	8,362	(10,584)	(106)	165	(2,163)
Ending balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2022	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(6,272)	$(1,406)	$(1,282)	$2,276	$(6,684)

Other comprehensive income (loss) before reclassifications, net of tax	(64,381)	23,812	1,043	(763)	(40,289)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	7,547	2,974	(36)	—	10,485
Net current period other comprehensive income (loss), net of tax	(56,834)	26,786	1,007	(763)	(29,804)
Ending balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the year ended December 31, 2024
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities:
	$(72,315)		Net gain (loss) on sale of securities
	22,331		Provision for income taxes
	$(49,984)		Net of tax
Cash flow hedges:
Interest rate swaps benefit (expense)	$25,344		Interest expense
	(7,827)		Provision for income taxes
$17,517

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$367	(1)	Other operating expense
	(113)		Provision for income taxes
$254

For the year ended December 31, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$25,424		Interest expense
	(7,897)		Provision for income taxes
	$17,527

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$399	(1)	Other operating expense
	(123)		Provision for income taxes
	$276

For the year ended December 31, 2022
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities:
	$(10,948)		Net gain (loss) on sale of securities
	3,401		Provision for income taxes
	$(7,547)		Net of tax

Cash flow hedges:
Interest rate swaps benefit (expense)	$(4,341)		Interest expense
	1,367		Provision for income taxes
	$(2,974)		Net of tax

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$24	(1)	Other operating expenses
Prior service credits benefit (expense)	27	(1)	Other operating expenses
	51		Total before tax
	(15)		Provision for income taxes
$36

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 (“Pension and Other Postretirement Benefit Plans”) for additional information.

14. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. These capital adequacy standards require maintaining minimum ratios of tier 1 capital (4.0%), common equity tier 1 capital (“CET1”) (4.5%), tier 1 risk-based capital (6.0%) and total risk-based capital (8.0%). As of December 31, 2024 and 2023, the Bank continued to exceed all capital adequacy levels and was categorized as “well-capitalized” under these regulations. Additionally, the Bank is also required to comply with a capital conservation buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.5%. The CCB for the Bank at December 31, 2024 and 2023 was 5.11% and 4.81%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$847,588	9.31%	$825,104	9.47%
Requirement to be well-capitalized	455,335	5.00	435,792	5.00
Excess	392,253	4.31	389,312	4.47

Common Equity Tier I risk-based capital:
Capital level	$847,588	12.51%	$825,104	12.22%
Requirement to be well-capitalized	440,259	6.50	438,878	6.50
Excess	407,329	6.01	386,226	5.72

Tier I risk-based capital:
Capital level	$847,588	12.51%	$825,104	12.22%
Requirement to be well-capitalized	541,857	8.00	540,157	8.00
Excess	305,731	4.51	284,947	4.22

Total risk-based capital:
Capital level	$887,902	13.11%	$864,999	12.81%
Requirement to be well-capitalized	677,321	10.00	675,196	10.00
Excess	210,581	3.11	189,803	2.81

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2024, the Holding Company continues to exceed all capital adequacy levels and was categorized as “well-capitalized” under these regulations. The CCB for the Holding Company at December 31, 2024 and 2023 was 4.82% and 4.93%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2024		December 31, 2023
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$731,958	8.04%	$737,732	8.47%
Requirement to be well-capitalized	455,297	5.00	435,748	5.00
Excess	276,661	3.04	301,984	3.47

Common Equity Tier I risk-based capital:
Capital level	$685,004	10.13%	$691,754	10.25%
Requirement to be well-capitalized	439,533	6.50	438,770	6.50
Excess	245,471	3.63	252,984	3.75

Tier I risk-based capital:
Capital level	$731,958	10.82%	$737,732	10.93%
Requirement to be well-capitalized	540,964	8.00	540,024	8.00
Excess	190,994	2.82	197,708	2.93

Total risk-based capital:
Capital level	$962,272	14.23%	$967,627	14.33%
Requirement to be well-capitalized	676,205	10.00	675,030	10.00
Excess	286,067	4.23	292,597	4.33

15. Leases

The Company has 32 operating leases for branches (including headquarters) and office spaces, three operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from less than six months to approximately 12 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

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

Supplemental information related to leases was as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023

Operating lease ROU assets	$45,800	$39,557

Operating lease liabilities	$46,443	$40,822

Weighted-average remaining lease term-operating leases	7.3 years	6.1 years
Weighted average discount rate-operating leases	4.0%	3.2%

The components of lease expense and cash flow information related to leases were as follows:

		For the years ended December 31,
(In thousands)	Line Item Presented	2024	2023	2022
Lease Cost
Operating lease cost	Occupancy and equipment	$9,100	$8,737	$8,510
Operating lease cost	Other operating expenses	65	89	93
Short-term lease cost	Professional Services, Occupancy and equipment and Other operating expenses	137	212	193
Variable lease cost	Occupancy and equipment	1,247	1,128	999
Total lease cost		$10,549	$10,166	$9,795

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$9,835	$10,429	$9,459
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities		$13,806	$3,866	$1,208

The Company’s minimum annual rental payments at December 31, 2024 for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2025	$8,895
2026	9,808
2027	6,158
2028	5,928
2029	4,627
Thereafter	19,419
Total minimum payments required	54,835
Less: implied interest	(8,392)
Total lease obligations	$46,443

16. Commitments and Contingencies

Commitments:

The Company is a party to financial instruments with off balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and lines of credit. The instruments involve, to varying degrees, elements of credit and market risks in excess of the amount recognized in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for loan commitments and lines of credit is represented by the contractual amounts of these instruments.

Commitments to extend credit amounted to $409.5 million at a weighted average rate of 7.75% at December 31, 2024. Included in these commitments were $5.6 million of fixed-rate commitments at a weighted average rate of 6.89% and $403.9 million of adjustable-rate commitments with a weighted average rate of 7.76%, as of December 31, 2024. Since generally all loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2024 and 2023, there were $1,405.7 million and $1,118.7 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Company has purchase obligations running through 2027 totaling $13.3 million and $12.5 million as of December 31, 2024 and 2023, respectively, which are primarily related to contracts with data processing, loan servicing and check processing services provided by third-party vendors. During the years ended December 31, 2024 and 2023, the Company purchased $8.4 million and $6.5 million, respectively, of services provided by third-party vendors.

The Company’s future non-cancellable purchase obligations, which were not recognized in our Consolidated Statements of Financial Condition as of December 31, 2024, are as follows:

Year ended December 31:	(In thousands)
2025	$9,298
2026	3,627
2027	400
Total	$13,325

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

17. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. The largest amount the Bank could lend to one borrower was approximately $127.1 million and $123.8 million at December 31, 2024 and 2023, respectively. The Bank’s largest aggregate amount of outstanding loans to one borrower was $93.0 million, and $103.2 million at December 31, 2024 and 2023, respectively, all of which were performing according to their terms.

18. Related Party Transactions

Certain directors, senior officers, and their related parties, including their immediate families and companies in which they are principal owners, were deposit customers of the Bank. At December 31, 2024 and 2023, there were no outstanding loans to any related party. Deposits of related parties totaled $5.6 million and $4.9 million at December 31, 2024 and 2023, respectively.

19. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities under the fair value option during the years ended December 31, 2024 and 2023.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2024 and 2023, and the changes in fair value included in the Consolidated Statements of Operations – Net gain (loss) from fair value adjustments:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the years ended December 31,
Description	December 31, 2024	December 31, 2023	2024	2023	2022
(In thousands)
Mortgage-backed securities	$237	$262	$8	$6	$(27)
Other securities	13,355	13,097	(83)	81	(1,639)
Borrowed funds	48,795	47,850	(864)	2,486	7,394
Net gain (loss) from fair value adjustments			$(939)	$2,573	$5,728

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. The Company reports as interest income or interest expense in the Consolidated Statements of Operations, the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2024 and 2023. The fair value of borrowed funds includes accrued interest payable of $0.4 million at December 31, 2024 and 2023.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2024 and 2023, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2024 and 2023, Level 2 included mortgage related securities, CLOs, corporate debt, U.S. government agencies and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2024 and 2023, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and municipals.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2024	2023	2024	2023	2024	2023	2024	2023

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$911,636	$354,344	$—	$—	$911,636	$354,344
Other securities	11,890	11,660	554,914	507,312	19,465	1,437	586,269	520,409
Interest rate swaps	—	—	54,700	69,013	—	—	54,700	69,013

Total assets	$11,890	$11,660	$1,521,250	$930,669	$19,465	$1,437	$1,552,605	$943,766

Liabilities:
Borrowings	$—	$—	$—	$—	$48,795	$47,850	$48,795	$47,850
Interest rate swaps	—	—	20,396	28,401	—	—	20,396	28,401

Total liabilities	$—	$—	$20,396	$28,401	$48,795	$47,850	$69,191	$76,251

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2024			December 31, 2023
		Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	Municipals	securities	debentures	securities	debentures
(In thousands)
Beginning balance	$—	$1,437	$47,850	$1,516	$50,507
Transfer to Level 3 (2)	18,000	—	—	—	—
Net gain (loss) from fair value adjustment of financial assets (1)	—	30	—	(81)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	—	864	—	(2,486)
Increase (decrease) in accrued interest	—	(2)	(61)	2	68
Change in unrealized (gains) losses included in other comprehensive loss	—	—	142	—	(239)
Ending balance	$18,000	$1,465	$48,795	$1,437	$47,850
Changes in unrealized gains (losses) held at period end	$—	$—	$2,283	$—	$2,425
(1)	Presented in the Consolidated Statements of Operations under Net gain (loss) from fair value adjustments.
(2)	Transferred from held-to-maturity to available-for-sale with an amortized cost of $20.6 million and a fair value of $18.0 million.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2024
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$18,000	Sales approach	Reduction for planned expedited disposal	n/a	n/a
Trust preferred securities	1,465	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

Liabilities:
Junior subordinated debentures	$48,795	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

	December 31, 2023
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Trust preferred securities	$1,437	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

Liabilities:
Junior subordinated debentures	$47,850	Discounted cash flows	Spread over 3-month SOFR	4.4%	n/a

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2024 and 2023, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2024	2023	2024	2023	2024	2023	2024	2023

	(In thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$16,784	$5,279	$16,784	$5,279

Total assets	$—	$—	$—	$—	$16,784	$5,279	$16,784	$5,279

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$4,121	Sales approach	Adjustment to sales comparison value	-%	-%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	$2,453	Discounted Cashflow	Discount Rate	9.3% to 10.0%	9.5%
			Probability of Default	25.0% to 50.0%	33.2%

Impaired loans	$10,210	Income approach	Capitalization rate	4.8% to 6.5%	5.7%
			Reduction for planned expedited disposal	15.0%	15.0%

	At December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$1,105	Sales approach	Adjustment to sales comparison value	-16.9% to -6.0%	-11.5%
			Reduction for planned expedited disposal	n/a	15.0%

Impaired loans	$4,174	Discounted Cashflow	Discount Rate	4.3% to 13.5%	12.7%
			Probability of Default	30.0% to 46.0%	33.5%

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2024 and 2023.

The methods and assumptions used to estimate fair value at December 31, 2024 and 2023, are as follows:

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

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$152,574	$152,574	$152,574	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,836	6,903	—	6,903	—
Other securities	43,649	37,815	—	—	37,815
Securities available for sale
Mortgage-backed securities	911,636	911,636	—	911,636	—
Other securities	586,269	586,269	11,890	554,914	19,465
Loans held for sale	70,098	70,098	—	—	70,098
Loans held for investment, net of fees and costs	6,745,848	6,506,439	—	—	6,506,439
FHLB-NY stock	38,096	38,096	—	38,096	—
Accrued interest receivable	62,036	62,036	—	62,036	—
Interest rate swaps	54,700	54,700	—	54,700	—

Liabilities:

Deposits	$7,178,933	$7,148,847	$4,528,769	$2,620,078	$—
Borrowed Funds	916,054	887,312	—	838,517	48,795
Accrued interest payable	12,275	12,275	—	12,275	—
Interest rate swaps	20,396	20,396	—	20,396	—

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$172,157	$172,157	$172,157	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,855	7,058	—	7,058	—
Other securities	65,068	58,697	—	—	58,697
Securities available for sale
Mortgage-backed securities	354,344	354,344	—	354,344	—
Other securities	520,409	520,409	11,660	507,312	1,437
Loans held for investment, net of fees and costs	6,906,950	6,512,841	—	—	6,512,841
FHLB-NY stock	31,066	31,066	—	31,066	—
Accrued interest receivable	59,018	59,018	—	59,018	—
Interest rate swaps	69,013	69,013	—	69,013	—

Liabilities:

Deposits	$6,815,261	$6,778,657	$4,503,971	$2,274,686	$—
Borrowed Funds	841,281	801,156	—	753,306	47,850
Accrued interest payable	12,111	12,111	—	12,111	—
Interest rate swaps	28,401	28,401	—	28,401	—

20. Derivative Financial Instruments

At December 31, 2024 and 2023, the Company’s derivative financial instruments consist of interest rate swaps. The Company’s interest rate swaps are used for three purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans and securities totaling $695.6 million and $902.5 million at December 31, 2024 and December 31, 2023, respectively; 2) to facilitate risk management strategies for our loan customers with $973.9 million of swaps outstanding, which include $486.9 million with customers and $486.9 million with bank counterparties at December 31, 2024 and $721.0 million of swaps outstanding, which include $360.5 million with customers and $360.5 million with bank counterparties at December 31, 2023; and 3) to mitigate exposure to rising interest rates on certain short-term advances, brokered deposits, and municipal deposits totaling $950.8 million and $826.8 million at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, and 2023 the Company has portfolio layer hedges on a closed portfolio of loans with a notional amount of $500.0 million. At December 31, 2023, the Company had portfolio layer hedges on a  closed portfolio of AFS securities with a notional amount of $200.0 million. During the year ended December 31, 2024, the Company sold all securities that were hedged under the portfolio layer method and as such terminated three hedges on a closed portfolio of AFS securities with a combined notional value of $200.0 million, resulting in a net gain of $3.0 million, which was recorded in interest and dividends on securities in the Consolidated Statements of Operations. No portfolio layer hedges were terminated during the year ending December 31, 2023.

At December 31, 2024 and 2023, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

At December 31, 2024 and 2023, derivatives with a combined notional amount of $973.9 million and $722.0 million, respectively, were not designated as hedges. At December 31, 2024 and 2023, derivatives with a combined notional amount of $695.6 million and $902.5 million were designated as fair value hedges. At December 31, 2024 and 2023, derivatives with a combined notional amount of $950.8 million and $825.8 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the years ended December 31, 2024 and 2023, $25.3 million and $25.4 million in reduced expense, respectively was reclassified from accumulated other comprehensive income (loss) to interest expense. The estimated amount to be reclassified in next 12 months out of accumulated other comprehensive income (loss) into earnings is $10.6 million in reduced expense.

A portion of the reduced expense is driven by the amortization of income from terminated cash flow hedges. This income is amortized over the remaining original term of terminated cash flow hedges. During the year ended December 31, 2024, the Company terminated seven cash flow hedges with a combined notional value of $420.8 million, resulting in a net gain of $1.7 million. There were no cashflow hedges terminated during the year ended December 31, 2023.  During the years ended December 31, 2024, 2023 and 2022, income from the amortization of terminated cash flow hedges totaled $1.4 million, $4.7 million and $0.7 million, respectively, which is recorded in deposits and other interest expense in the Consolidated Statements of Operations.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

December 31, 2024	(In thousands)
Cash flow hedges:
Interest rate swaps (deposits)	$950,750	$14,686	$—	$—
Fair value hedges:
Interest rate swaps (loans)	560,587	19,812	135,000	194
Non hedge:
Interest rate swaps (loans)	486,929	20,202	486,929	20,202
Total	$1,998,266	$54,700	$621,929	$20,396

December 31, 2023
Cash flow hedges:
Interest rate swaps (borrowings and deposits)	$555,000	$21,973	$270,750	$1,076
Fair value hedges:
Interest rate swaps (loans and securities)	702,540	21,068	200,000	1,354
Non hedge:
Interest rate swaps (loans and deposits)	361,486	25,972	360,486	25,971
Total	$1,619,026	$69,013	$831,236	$28,401

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Value Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Loans
Multi-family residential	$76,882	$81,471	$(11,015)	$(9,078)
Commercial real estate	62,843	70,198	(4,009)	(4,778)
Commercial business	39,500	40,468	(3,113)	(3,523)
Total	$179,225	$192,137	$(18,137)	$(17,379)

Portfolio Layer
Loans held for Investment (1)	$500,000	$500,000	$(2,025)	$(949)
Securities available for sale (2)	—	200,000	—	(2,254)
Total	$500,000	$700,000	$(2,025)	$(3,203)

(1) Carrying amount represents the amortized cost of the portfolio layer method closed portfolio at December 31, 2024 and 2023, totaling $2.4 billion and $2.6 billion, respectively. The cumulative amount of basis adjustments at December 31, 2024 and 2023 were $2.0 million and $0.9 million, respectively.

(2) Carrying amount represents the fair value of the portfolio layer method closed portfolio at December 31, 2023 totaling $283.2 million. The cumulative basis adjustment at December 31, 2023 was $2.3 million. There were no portfolio layer method hedges on securities outstanding at December 31, 2024.

.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations for the periods indicated:

		For the years ended
	Affected Line Item in the Statements	December 31,
(In thousands)	Where Net Income is Presented	2024	2023	2022
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	13,826	15,909	96

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	6,736	2,912	—

Interest rate swaps - non hedge (municipal deposit)	Interest expense - Deposits	1	3	—

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	589	5,312	(2,218)

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	24,755	20,112	2,504
Total net income (expense) from the effects of derivative instruments		$45,907	$44,248	$382

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
December 31, 2024
Assets:
Interest rate swaps	$54,700	$—	$54,700	$—	$(47,665)	$7,035
Liabilities:
Interest rate swaps	20,396	—	20,396	—	—	20,396

December 31, 2023
Assets:
Interest rate swaps	$69,013	$—	$69,013	$—	$(48,505)	$20,508
Liabilities:
Interest rate swaps	28,401	—	28,401	—	—	28,401

21. New Authoritative Accounting Pronouncements

Accounting Standards: Adopted in 2024

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. This ASU enhances disclosures about significant segment expenses. The key amendments include: (1) require that a public entity disclose on an annual an interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss currently required by GAAP in interim periods as well, (4) clarify that if CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures.  This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  The requirements of this standard was adopted for the Company's annual report ending December 31, 2024.  See Note 24 (“Segment Reporting”).

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”. This ASU requires that public business entities on an interim and annual basis (1) Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a) - (e). (2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. (4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  We are currently evaluating if the adoption of this ASU will have a material effect on our disclosures.

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

The condensed financial statements for the Holding Company are presented below:

	December 31,	December 31,
Condensed Statements of Financial Condition	2024	2023

	(Dollars in thousands)
Assets:
Cash and due from banks	$89,636	$103,919
Securities available for sale:
Other securities	1,465	1,437
Investment in Bank	883,354	799,324
Goodwill	2,185	2,185
Other assets	1,728	5,395
Total assets	$978,368	$912,260

Liabilities:
Subordinated debentures	$188,326	$187,630
Junior subordinated debentures, at fair value	48,795	47,850
Due to Bank	10,242	119
Other liabilities	6,466	6,824
Total liabilities	253,829	242,423

Stockholders' Equity:
Common stock	387	341
Additional paid-in capital	326,671	264,534
Treasury stock, at average cost (5,018,720 shares and 5,221,813 shares, respectively)	(101,655)	(106,070)
Retained earnings	492,003	549,683
Accumulated other comprehensive income (loss), net of taxes	7,133	(38,651)
Total equity	724,539	669,837

Total liabilities and equity	$978,368	$912,260

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2024	2023	2022

	(In thousands)
Dividends from the Bank	$—	$125,000	$50,000
Interest income	3,240	767	468
Interest expense	(12,829)	(12,668)	(7,771)
Net gain (loss) from fair value adjustments	(834)	2,405	7,207
Other operating expenses	(2,954)	(2,483)	(1,645)
Income (loss) before taxes and equity in undistributed earnings (losses) of subsidiary	(13,377)	113,021	48,259
Income tax benefit	219	4,816	2,684
Income (loss) before equity in undistributed earnings (losses) of subsidiary	(13,158)	117,837	50,943
Equity in undistributed earnings (losses) of the Bank	(18,175)	(89,173)	26,002
Net income (loss)	(31,333)	28,664	76,945
Other comprehensive (loss) income, net of tax	45,784	(2,163)	(29,804)
Comprehensive net income (loss)	$14,451	$26,501	$47,141

	For the years ended December 31,
Condensed Statements of Cash Flows	2024	2023	2022

	(In thousands)
Operating activities:
Net income (loss)	$(31,333)	$28,664	$76,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of the Bank	18,175	89,173	(26,002)
Deferred income tax provision (benefit)	(218)	774	2,111
Net (gain) loss from fair value adjustments	834	(2,405)	(7,207)
Stock-based compensation expense	2,461	5,604	6,807
Net change in operating assets and liabilities	4,333	(1,189)	(2,866)
Net cash provided by (used in) operating activities	(5,748)	120,621	49,788

Investing activities:
Investment in Bank	(46,325)	—	(50,000)
Net cash provided by (used in) investing activities	(46,325)	—	(50,000)

Financing activities:
Proceeds from long-term borrowings	—	—	63,603
Net proceeds received in common stock offering	65,540	—	—
Purchase of treasury stock	—	(11,473)	(27,246)
Repurchase of shares to satisfy tax obligations	(1,707)	(1,692)	(2,429)
Cash dividends paid	(26,043)	(26,260)	(27,031)
Net cash provided by (used in) financing activities	37,790	(39,425)	6,897

Net increase (decrease) in cash and cash equivalents	(14,283)	81,196	6,685
Cash and cash equivalents, beginning of year	103,919	22,723	16,038
Cash and cash equivalents, end of year	$89,636	$103,919	$22,723

23. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2024 and 2023 is presented below:

	2024				2023
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly operating data:
Interest income	$120,040	$122,593	$113,230	$109,499	$108,763	$104,036	$96,561	$92,117
Interest expense	68,805	76,990	70,454	67,102	62,678	59,609	53,183	46,855
Net interest income	51,235	45,603	42,776	42,397	46,085	44,427	43,378	45,262
Provision for loan losses	6,440	1,727	809	592	998	596	1,416	7,508
Other operating income (loss)	(71,022)	6,277	4,216	3,084	7,402	3,309	5,020	6,857
Other operating expense	45,630	38,696	39,047	39,892	40,735	36,388	35,110	39,156
Income (loss) before income tax expense (benefit)	(71,857)	11,457	7,136	4,997	11,754	10,752	11,872	5,455
Income tax expense (benefit)	(22,612)	2,551	1,814	1,313	3,655	2,917	3,186	1,411
Net income (loss)	$(49,245)	$8,906	$5,322	$3,684	$8,099	$7,835	$8,686	$4,044

Basic earnings (loss) per common share	$(1.61)	$0.30	$0.18	$0.12	$0.27	$0.26	$0.29	$0.13
Diluted earnings (loss) per common share	$(1.61)	$0.30	$0.18	$0.12	$0.27	$0.26	$0.29	$0.13
Dividends per common share	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22

Average common shares outstanding for:
Basic earnings per share	30,519	29,742	29,789	29,742	29,650	29,703	30,090	30,265
Diluted earnings per share	30,519	29,742	29,789	29,742	29,650	29,703	30,090	30,265

As previously disclosed on Form 8-K filed on January 26, 2024, the Company’s consolidated financial statements and ratios for the three month period ended March 31, 2023, the three and  six month periods ended June 30, 2023 and the three and nine month periods ended September 30, 2023, were in need of restatement to correct the accounting treatment of employee retention credits (“ERCs”), which were incorrectly recognized as income during such periods. On February 12, 2024, the Company filed 10-Q/A’s for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023, to correct the previously reported treatment of ERCs. The change impacted net income by a decrease of $1.1 million for the period ended March 31, 2023, an increase of $0.1 million and a decrease of $1.1 million, respectively, for the three and six month periods ended June 30, 2023, and a decrease of $1.6 million and $2.6 million, respectively, for the three and nine month periods ended September 30, 2023. The table above reflects the corrected financial results.

24. Segment Reporting

The Company operates as a single unit, therefore, for the purpose of segment reporting we consider the Company as a single reportable segment, a community bank. The Bank revenues are derived principally from interest on loans, our mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on BOLI, dividends on FHLB-NY stock and net gains and losses on sales of securities and loans.

Flushing Bank’s chief operating decision maker (“CODM”) is the senior executive committee that includes the chief executive officer, chief financial officer, and the chief operating officer. The CODM uses net income (loss) as the measure of segment performance to evaluate the income generated from assets (return on assets) and to evaluate how efficiently the Company leverages its shareholders equity (return on equity) in deciding the most appropriate avenue to reinvest profits.

As we consider the entire entity as one operating segment, please see the Consolidated Statements of Operations for the measure of segment performance, net income (loss).

The following table presents consolidated net income and other important metrics the CODM will use to evaluate the operations of the Company:

	For the years ended December 31,
	2024	2023	2022

	(Dollars in thousands, except per share data)
Net income (loss)	$(31,333)	$28,664	$76,945

Diluted earnings (loss) per share	$(1.05)	$0.96	$2.50

Return on average assets	(0.35)%	0.34%	0.93%
Return on average equity	(4.67)%	4.25%	11.44%
Book value per common share	$21.53	$23.21	$22.97

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Note 3 to the Company’s consolidated financial statements, the Company reported an allowance for credit losses for loans held for investment of $40.2 million at December 31, 2024. As described in Note 2 to the Company’s consolidated financial statements, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of the loan portfolio and consists of quantitative and qualitative components, some of which are subjective in nature. The Company considers historical loss experience, current economic and business conditions, as well as reasonable and supportable forecasts to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors.

We identified certain of management’s assumptions within the quantitative and qualitative components of the allowance for credit losses on loans as the critical audit matter. Evaluating the reasonableness of the forecast period, the reversion to historical loss period, and the determination of qualitative risk level related to economic condition and custom qualitative adjustment involved especially subjective and complex judgment. These assumptions required a high degree of auditor judgment and increased extent of effort, and specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls relating to determination of reasonable and supportable forecast period, and the reversion to historical loss period, as well as assumptions around the determination of qualitative risk factors.
●	Testing the completeness and accuracy of the data used in determining the qualitative risk factors and the relevance and reliability of the data used in determining the reasonable and supportable forecast period by comparing the data to internally developed and third-party sources, and other audit evidence gathered.
●	Assessing the reasonableness of management’s judgments in determining the selected economic forecast factors and qualitative risks scores, including assessing the consistency of management’s application of its underlying framework for determining these assumptions and assessing for potential bias and potential contradictory evidence.
●	Utilizing personnel with specialized skills and knowledge to assist in: (i) assessing the reasonableness of the established forecast and reversion period ranges, (ii) evaluating the appropriateness of economic cycle determined by management and (iii) assessing reasonableness of reasonable and supportable forecast period and the reversion to historical loss period assumptions used to develop the quantitative credit loss component.

/S/ BDO USA, P.C.

We have served as the Company’s auditor since 2015.

New York, New York

March 11, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 11, 2025 expressed an unqualified opinion thereon.

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

March 11, 2025

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on those criteria issued by COSO.

BDO USA, P.C., the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in its report.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2025 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: https://investor.flushingbank.com/media/document/6812de87-72ab-4d2c-9aa9-78f5c4c9d69f/assets/Code-of-Business-Conduct-Ethics-FB-Website.pdf?disposition=inline.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)  1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

●	Consolidated Statements of Financial Condition at December 31, 2024 and 2023
●	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2024
●	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2024
●	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2024
●	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024
●	Notes to Consolidated Financial Statements
●	Reports of Independent Registered Public Accounting Firm (BDO USA, P.C.; New York, New York; PCAOB ID 243)

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

10.20*	Form of Employee Performance Restricted Stock Unit Award Letter (pre-2023) (Incorporated by reference to Exhibit 10.27 filed with Form 10-K for the year ended December 31, 2018)
10.21*	Form of Director Restricted Stock Unit Award Letter With One Year Vesting (Incorporated by reference to Exhibit 10.28 filed with Form 10-K for the year ended December 31, 2018)
10.22*	Flushing Bank Supplemental Savings Incentive Plan, Amended and Restated as of November 1, 2018 (Incorporated by reference to Exhibit 10.29 filed with Form 10-K for the year ended December 31, 2018)
10.23*	Employment Agreement between Flushing Financial Corporation and Thomas M. Buonaiuto (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed October 28, 2019)
10.24*	Consulting Agreement between Flushing Bank and Douglas C. Manditch (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed October 28, 2019)
10.25*	Form of Employee Additional Performance Restricted Stock Unit Award Letter (Incorporated by reference to Exhibit 10.25 filed with Form 10-K for the year ended December 31, 2022)
10.26*	Form of Employee Performance Restricted Stock Unit Award Letter (Incorporated by reference to Exhibit 10.26 filed with Form 10-K for the year ended December 31, 2022)
10.27*	Form of Employee Additional Restricted Stock Unit Award Letter (Incorporated by reference to Exhibit 10.27 filed with Form 10-K for the year ended December 31, 2022)
10.28*	Flushing Financial Corporation 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2024)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
97.1	Flushing Financial Corporation Incentive-Based Compensation Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Indicates compensatory plan or arrangement.

†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Flushing Financial hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

P     Indicates a filing submitted in paper.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 11, 2025.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 11, 2025
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	March 11, 2025
Alfred A. DelliBovi

/S/SUSAN K. CULLEN	Treasurer (Principal Financial and Accounting Officer)	March 11, 2025
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	March 11, 2025
James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 11, 2025
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 11, 2025
Louis C. Grassi

/S/SAM S. HAN	Director	March 11, 2025
Sam S. Han

/S/JOHN J. MCCABE	Director	March 11, 2025
John J. McCabe

/S/DONNA M. O’BRIEN	Director	March 11, 2025
Donna M. O’Brien

/S/MICHAEL A. AZARIAN	Director	March 11, 2025
Michael A. Azarian

/S/CAREN C. YOH	Director	March 11, 2025
Caren C. Yoh
/S/DOUGLAS C. MANDITCH	Director	March 11, 2025
Douglas C. Manditch