Form 10-Q
period 2025-03-31
FLUSHING FINANCIAL CORP
filed 2025-05-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2025 was 33,777,008.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	March 31,	December 31,
	2025	2024

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks (restricted cash of $25,225 and $43,165, respectively)	$271,912	$152,574
Securities held-to-maturity, net of allowance of $359 and $353, respectively (assets pledged of $4,614 and $4,494, respectively; fair value of $44,670 and $44,718, respectively)	51,150	51,485
Securities available for sale, at fair value (amortized cost of $1,454,886 and $1,506,798, respectively; net of an allowance of $2,627 and $2,627, respectively; assets pledged of $62,162 and $49,914, respectively; $13,865 and $13,591 at fair value pursuant to the fair value option, respectively)	1,450,144	1,497,905
Loans held for sale	29,624	70,098
Loans held for investment, net of fees and costs	6,741,835	6,745,848
Less: Allowance for credit losses	(40,037)	(40,152)
Net loans held of investment	6,701,798	6,705,696
Interest and dividends receivable	61,510	62,036
Bank premises and equipment, net	18,181	17,852
Federal Home Loan Bank of New York stock, at cost	18,475	38,096
Bank owned life insurance	219,748	218,174
Goodwill	—	17,636
Core deposit intangibles	1,029	1,123
Right of use asset	43,870	45,800
Other assets	140,955	160,497
Total assets	$9,008,396	$9,038,972

Liabilities
Due to depositors:
Non-interest bearing	$863,714	$836,545
Interest-bearing	6,764,740	6,289,306
Total Due to depositors	7,628,454	7,125,851
Mortgagors' escrow deposits	89,764	53,082
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	183,933	678,933
Subordinated debentures	188,506	188,326
Junior subordinated debentures, at fair value	49,103	48,795
Total borrowed funds	421,542	916,054
Operating lease liability	44,385	46,443
Other liabilities	121,400	173,003
Total liabilities	8,305,545	8,314,433

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 38,677,787 shares issued; 33,776,688 and 33,659,067 shares outstanding, respectively)	387	387
Additional paid-in capital	324,290	326,671
Treasury stock, at average cost (4,901,099 and 5,018,720 shares, respectively)	(98,993)	(101,655)
Retained earnings	474,472	492,003
Accumulated other comprehensive income, net of taxes	2,695	7,133
Total stockholders' equity	702,851	724,539

Total liabilities and stockholders' equity	$9,008,396	$9,038,972

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2025	2024

Interest and dividend income
Interest and fees on loans	$93,032	$92,959
Interest and dividends on securities:
Interest	21,413	12,541
Dividends	28	33
Other interest income	2,063	3,966
Total interest and dividend income	116,536	109,499
Interest expense
Deposits	57,174	57,865
Other interest expense	6,373	9,237
Total interest expense	63,547	67,102
Net interest income (loss)	52,989	42,397
Provision (benefit) for credit losses	4,318	592
Net interest income after provision (benefit) for credit losses	48,671	41,805
Non-interest income (loss)
Banking services fee income	1,521	1,394
Net gain (loss) on sale of loans	630	110
Net gain (loss) from fair value adjustments	(152)	(834)
Federal Home Loan Bank of New York stock dividends	697	743
Bank owned life insurance	1,574	1,200
Other income	804	471
Total non-interest income (loss)	5,074	3,084
Non-interest expense
Salaries and employee benefits	22,896	22,113
Occupancy and equipment	4,092	3,779
Professional services	2,885	2,792
FDIC deposit insurance	1,709	1,652
Data processing	1,868	1,727
Depreciation and amortization of bank premises and equipment	1,373	1,457
Other real estate owned / foreclosure expense	345	145
Impairment of goodwill	17,636	—
Other operating expenses	6,872	6,227
Total non-interest expense	59,676	39,892
Income (loss) before income taxes	(5,931)	4,997
Provision (benefit) for income taxes
Federal	2,172	901
State and local	1,693	412
Total provision (benefit) for income taxes	3,865	1,313
Net income (loss)	$(9,796)	$3,684

Basic earnings (loss) per common share	$(0.29)	$0.12
Diluted earnings (loss) per common share	$(0.29)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2025	2024

Net income (loss)	$(9,796)	$3,684
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of $23, and $29, respectively.	(50)	(63)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($1,281), and $77, respectively.	2,871	(172)
Net unrealized gains (losses) on cashflow hedges, net of taxes of $3,240 and ($1,397), respectively.	(7,261)	3,101
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($2), and $14, respectively.	2	(31)
Other comprehensive income (loss), net of tax:	(4,438)	2,835
Comprehensive net income (loss)	$(14,234)	$6,519

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2024	33,659,067	$387	$326,671	$(101,655)	$492,003	$7,133	$724,539
Net income (loss)	—	—	—	—	(9,796)	—	(9,796)
Vesting of restricted stock unit awards	166,543	—	(3,156)	3,368	(212)	—	—
Stock-based compensation expense	—	—	775	—	—	—	775
Repurchase of shares to satisfy tax obligation	(48,922)	—	—	(706)	—	—	(706)
Dividends on common stock ($0.22 per share)	—	—	—	—	(7,523)	—	(7,523)
Other comprehensive income	—	—	—	—	—	(4,438)	(4,438)
Balance at March 31, 2025	33,776,688	$387	$324,290	$(98,993)	$474,472	$2,695	$702,851

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2023	28,865,810	$341	$264,534	$(106,070)	$549,683	$(38,651)	$669,837
Net income	—	—	—	—	3,684	—	3,684
Vesting of restricted stock unit awards	301,319	—	(5,811)	6,111	(300)	—	—
Stock-based compensation expense	—	—	1,690	—	—	—	1,690
Repurchase of shares to satisfy tax obligation	(98,573)	—	—	(1,682)	—	—	(1,682)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,537)	—	(6,537)
Other comprehensive income	—	—	—	—	—	2,835	2,835
Balance at March 31, 2024	29,068,556	$341	$260,413	$(101,641)	$546,530	$(35,816)	$669,827

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2025	2024

	(In thousands)
Operating Activities
Net income (loss)	$(9,796)	$3,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	4,318	592
Depreciation and amortization of premises and equipment	1,373	1,457
Net loss (gain) on sales of loans	(630)	(110)
Net amortization (accretion) of premiums and discounts	401	870
Impairment of goodwill	17,636	—
Deferred income tax provision (benefit)	2,863	922
Net (gain) loss from fair value adjustments	152	834
Net (gain) loss from fair value adjustments of hedges	(56)	1,133
Income from Bank owned life insurance	(1,574)	(1,200)
Stock-based compensation expense	775	1,690
Deferred compensation	(1,008)	(1,021)
Amortization of core deposit intangibles	94	109
(Increase) decrease in other assets	6,254	(6,365)
Increase (decrease) in other liabilities	(13,950)	(8,824)
Net cash provided by (used in) operating activities	6,852	(6,229)
Investing Activities
Purchases of premises and equipment	(1,702)	(287)
Purchases of Federal Home Loan Bank New York stock	(799)	(759)
Redemptions of Federal Home Loan Bank New York stock	20,420	6,980
Proceeds from prepayments of securities held-to-maturity	327	463
Purchases of securities available for sale	(25,114)	(375,526)
Proceeds from sales and calls of securities available for sale	14,081	6,000
Proceeds from maturities and prepayments of securities available for sale	38,455	61,964
Proceeds from bank owned life insurance	1,633	—
Change in cash collateral	(17,940)	11,630
Net repayments (originations) of loans	55,399	147,552
Purchases of loans	(58,342)	(75,813)
Proceeds from sale of loans originally classified as held to investment	50,252	3,810
Net cash provided by (used in) investing activities	76,670	(213,986)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the three months ended March 31,
	2025	2024

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$27,169	$(31,479)
Net increase (decrease) in interest-bearing deposits	475,194	437,530
Net increase (decrease) in mortgagors' escrow deposits	36,682	31,699
Net (repayments) proceeds from short-term borrowed funds	(495,000)	(170,750)
Proceeds from long-term borrowing	—	200,000
Repayment of long-term borrowings	—	(200,000)
Repurchase of shares to satisfy tax obligations	(706)	(1,682)
Cash dividends paid	(7,523)	(6,537)
Net cash provided by (used in) financing activities	35,816	258,781
Net increase (decrease) in cash and cash equivalents, and restricted cash	119,338	38,566
Cash, cash equivalents, and restricted cash, beginning of period	152,574	172,157
Cash, cash equivalents, and restricted cash, end of period	$271,912	$210,723
Supplemental disclosure of cash flow information:
Cash payments for:
Interest paid	$66,614	$66,035
Income taxes paid, net of refunds	153	3,166
Supplemental disclosure of non- cash flow investing activities:
Transfer of loans held for investment to other real estate owned	—	665
Transfer of loans held for investment to loans held for sale	29,653	3,540
Transfer of loans held for sale to loans held for investment	26,748	—
Securities purchased not yet settled	—	17,650

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

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods presented of the Company. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report. All inter-company balances and transactions have been eliminated in consolidation. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. Such reclassifications had no effect on the prior period net income or shareholders’ equity and were insignificant amounts.

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the review of the need for a valuation allowance of the Company’s deferred tax assets, and the fair value of financial instruments. For reporting periods preceding the period ended March 31, 2025, the Company considered the evaluation of goodwill for impairment as a significant estimate. The Company identified the economic uncertainty resulting from the recent tariff increases by the United States on many of its trading partners in conjunction with the prolonged decline in the Company’s stock price as a triggering event as of March 31, 2025. As such, the Company initiated a quantitative impairment test which indicated goodwill acquired in prior transactions was fully impaired as of March 31, 2025, resulting in the Company recording an impairment charge of the entire goodwill balance of $17.6 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
	2025		2024

	(In thousands, except per share data)
Net income (loss), as reported	$(9,796)		$3,684
Less: Dividends paid and earnings allocated to participating securities	(132)		(104)
Income (loss) attributable to common stock	$(9,928)		$3,580

Divided by:
Weighted average common shares and participating securities outstanding	34,474		29,742
Less: Weighted average participating securities	(542)		(446)
Total weighted average common shares outstanding	33,932		29,296

Basic earnings (loss) per common share	$(0.29)		$0.12
Diluted earnings (loss) per common share (1)	$(0.29)		$0.12
Dividend Payout ratio	not meaningful	%	183.3%

(1) There were no common stock equivalents outstanding during the periods presented.

4.     Securities

The following tables summarize the Company’s portfolio of securities held-to-maturity at:

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
March 31, 2025	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$43,678	$(359)	$43,319	$—	$(5,736)	$37,583

FNMA	7,831	—	7,831	—	(744)	7,087

Total	$51,509	$(359)	$51,150	$—	$(6,480)	$44,670

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
December 31, 2024	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$44,002	$(353)	$43,649	$—	$(5,834)	$37,815

FNMA	7,836	—	7,836	—	(933)	6,903

Total	$51,838	$(353)	$51,485	$—	$(6,767)	$44,718

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the Company’s portfolio of securities available for sale on:

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
March 31. 2025	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$7,918	$—	$36	$(43)	$7,911
Municipals	20,627	(2,627)	—	—	18,000
Corporate	130,928	—	823	(5,677)	126,074
Mutual funds	12,160	—	—	—	12,160
Collateralized loan obligations	405,662	—	682	(1,385)	404,959
Other	1,474	—	—	—	1,474
Total other securities	578,769	(2,627)	1,541	(7,105)	570,578
REMIC and CMO	676,300	—	2,653	(764)	678,189
GNMA	29,418	—	121	(12)	29,527
FNMA	96,396	—	739	(53)	97,082
FHLMC	74,003	—	765	—	74,768
Total mortgage-backed securities	876,117	—	4,278	(829)	879,566

Total Securities available for sale	$1,454,886	$(2,627)	$5,819	$(7,934)	$1,450,144

			Gross	Gross
	Amortized		Unrealized	Unrealized
December 31. 2024	Cost	Fair Value	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$8,804	$—	$77	$(33)	$8,848
Municipals	20,627	(2,627)	—	—	18,000
Corporate	130,882	—	735	(6,368)	125,249
Mutual funds	11,890	—	—	—	11,890
Collateralized loan obligations	420,260	—	1,126	(569)	420,817
Other	1,465	—	—	—	1,465
Total other securities	593,928	(2,627)	1,938	(6,970)	586,269
REMIC and CMO	707,540	—	1,107	(1,067)	707,580
GNMA	30,099	—	—	(154)	29,945
FNMA	99,183	—	11	(1,048)	98,146
FHLMC	76,048	—	13	(96)	75,965
Total mortgage-backed securities	912,870	—	1,131	(2,365)	911,636

Total securities available for sale	$1,506,798	$(2,627)	$3,069	$(9,335)	$1,497,905

The corporate securities held by the Company at March 31, 2025 and December 31, 2024, are issued by U.S. banking institutions. The CMOs held by the Company at March 31, 2025 and December 31, 2024, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$43,678	$37,583
Total other securities	43,678	37,583
Mortgage-backed securities	7,831	7,087
Total securities held-to-maturity	$51,509	$44,670

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$56,323	$54,411
Due after five years through ten years	224,382	221,888
Due after ten years	285,904	282,119
Total other securities	566,609	558,418
Mutual funds	12,160	12,160
Mortgage-backed securities	876,117	879,566
Total securities available for sale	$1,454,886	$1,450,144

The following tables show the Company’s securities without an allowance for credit losses with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2025
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	7,087	(744)	—	—	7,087	(744)
Total mortgage-backed securities	1	7,087	(744)	—	—	7,087	(744)

Total	1	$7,087	$(744)	$—	$—	$7,087	$(744)

Available for sale securities
U.S. government agencies	3	$4,730	$(43)	$1,445	$(11)	$3,285	$(32)
Corporate	11	88,522	(5,677)	—	—	88,522	(5,677)
Collateralized loan obligations	20	224,043	(1,385)	116,425	(449)	107,618	(936)
Total other securities	34	317,295	(7,105)	117,870	(460)	199,425	(6,645)

REMIC and CMO	15	168,597	(764)	136,779	(428)	31,818	(336)
GNMA	2	3,506	(12)	—	—	3,506	(12)
FNMA	1	19,575	(53)	19,575	(53)	—	—
Total mortgage-backed securities	18	191,678	(829)	156,354	(481)	35,324	(348)
Total securities available for sale	52	$508,973	$(7,934)	$274,224	$(941)	$234,749	$(6,993)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	At December 31, 2024
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	6,903	(933)	—	—	6,903	(933)
Total mortgage-backed securities	1	6,903	(933)	—	—	6,903	(933)

Total	1	$6,903	$(933)	$—	$—	$6,903	$(933)

Available for sale securities
U.S. government agencies	2	$3,339	$(33)	$—	$—	$3,339	$(33)
Corporate	13	95,758	(6,368)	—	—	95,758	(6,368)
Collateralized loan obligations	18	201,470	(569)	201,470	(569)	—	—
Total other securities	33	300,567	(6,970)	201,470	(569)	99,097	(6,401)

REMIC and CMO	19	287,948	(1,067)	281,570	(936)	6,378	(131)
GNMA	4	29,945	(154)	28,443	(134)	1,502	(20)
FNMA	6	97,417	(1,048)	97,417	(1,048)	—	—
FHLMC	3	56,540	(96)	56,540	(96)	—	—
Total mortgage-backed securities	32	471,850	(2,365)	463,970	(2,214)	7,880	(151)
Total	65	$772,417	$(9,335)	$665,440	$(2,783)	$106,977	$(6,552)

The Company reviewed all available for sale securities that had an unrealized loss at March 31, 2025 and December 31, 2024. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. If the Company identifies any decline in the fair value due to credit loss factors and an evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All but one of these securities are rated investment grade or better, and all these securities have a long history of no credit losses. The Bank holds approximately $10 million of corporate debt from a New York based bank holding company that on February 6, 2024 was downgraded two levels to Ba2 (Moody’s non-investment grade). On March 1, 2024 the bond was downgraded four levels to B3 and then on March 15, 2024 the bond was upgraded one level to B2 and then upgraded again during the three months ended March 31, 2025 to B1. At this time, we do not consider the decline in fair value to be credit related given the underlying bond has not missed any payments and financial performance has not deteriorated to a level where the institution is not well capitalized. The Bank has placed the security on the watch list and will continue to monitor this risk position closely to determine if any action steps and valuation adjustments are required in the future. It is not anticipated that this security or any other available for sale security held at March 31, 2025 would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $0.4 million at both March 31, 2025 and December 31, 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at both March 31, 2025 and December 31, 2024 and accrued interest receivable on available for sale debt securities totaled $8.0 million and $8.8 million at March 31, 2025 and December 31, 2024, respectively.

The following table presents the activity in the allowance for credit losses for debt securities available for sale.

	For the three months ended
	March 31,
	2025	2024

	(In thousands)
Beginning balance	$2,627	$—
Provision (benefit)	—	—
Allowance for credit losses	$2,627	$—

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	For the three months ended
	March 31,
	2025	2024

	(In thousands)
Beginning balance	$353	$1,087
Provision (benefit)	6	(3)
Allowance for credit losses	$359	$1,084

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three months ended March 31, 2025 and 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.     Loans

The following represents the composition of loans as of the dates indicated:

	March 31,	December 31,
	2025	2024

	(In thousands)
Multi-family residential	$2,531,628	$2,527,222
Commercial real estate	1,953,710	1,973,124
One-to-four family ― mixed-use property	501,562	511,222
One-to-four family ― residential	269,492	244,282
Construction	63,474	60,399
Small Business Administration	14,713	19,925
Commercial business and other	1,396,597	1,401,602
Net unamortized premiums and unearned loan fees	10,891	10,097
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,742,067	6,747,873
Unallocated portfolio layer basis adjustments (1)	(232)	(2,025)
Total loans, net of fees and costs	$6,741,835	$6,745,848

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $46.7 million and $46.3 million at March 31, 2025 and December 31, 2024, respectively, and was included in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

Allowance for credit losses

The allowance for credit losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. Loans are charged off against the ACL when management believes that a loan balance is uncollectable based on quarterly analysis of credit risk.

The amount of the ACL is based upon a loss rate model that considers multiple factors which reflects management’s assessment of the credit quality of the loan portfolio. Management estimates the ACL balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The factors are both quantitative and qualitative in nature including, but not limited to, historical losses, economic conditions, trends in delinquencies, value and adequacy of underlying collateral, volume and portfolio mix, and internal loan processes. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded a provision for credit losses on loans totaling $4.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The provision recorded during the three months ended March 31, 2025 was primarily related to one commercial business loan which lost its primary tenant. The provision recorded during the three months ended March 31, 2024, was primarily driven by an increased reserve on one non-accrual business loan. The ACL - loans totaled $40.0 million on March 31, 2025 compared to $40.2 million on December 31, 2024. On March 31, 2025, the ACL - loans represented 0.59% of gross loans and 86.5% of non-performing loans. On December 31, 2024, the ACL - loans represented 0.60% of gross loans and 120.5% of non-performing loans. During the three months ended March 31, 2025, four multifamily loans totaling $14.5 million became non-performing. At March 31, 2025, these loans have a combined average loan to value ratio of 62.7% and have been individually evaluated with no related allowance allocated.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On March 31, 2025, there were no commitments to lend additional funds to borrowers who have received a loan modification due to financial difficulty. There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

The following table shows loan modifications made to borrowers experiencing financial difficulty by type of modification granted during the period indicated:

	For the three months ended March 31, 2024
(Dollars in thousands)	Term Extension and Reduced Interest Rate
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$378	—%	Extended Maturity to August 2026 (3 months) and reduced the interest rate to zero percent
Total	1	$378

The following table shows the payment status at March 31, 2025, of borrowers experiencing financial difficulty for which a modification was granted within the last 12 months:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Multi-family residential	$7,473	$—	$—	$7,473
Commercial real estate	32,682	—	—	32,682
Commercial business and other	8	—	—	8
Total	$40,163	$—	$—	$40,163

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the three months ended March 31, 2025
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$11,707	$26,752	$21,432	$24	$—
Commercial real estate	6,376	6,824	6,824	—	—
One-to-four family - mixed-use property	117	442	442	—	—
One-to-four family - residential	812	635	635	1	—
Small Business Administration	2,531	2,529	2,529	—	—
Commercial business and other	12,454	9,958	6,524	—	—
Total	$33,997	$47,140	$38,386	$25	$—

	At or for the year ended December 31, 2024
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,640	$11,707	$6,476	$5	$—
Commercial real estate	—	6,376	6,376	—	—
One-to-four family - mixed-use property	1,005	117	117	1	—
One-to-four family - residential	4,670	812	812	2	—
Small Business Administration	2,576	2,531	2,531	—	—
Commercial business and other	11,768	12,454	6,046	3	—
Total	$23,659	$33,997	$22,358	$11	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the three months ended
	March 31,
	2025	2024

(In thousands)	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$820	$604
Less: Interest income included in the results of operations	(25)	(3)
Total foregone interest	$795	$601

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	At March 31, 2025
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$1,912	$824	$26,752	$29,488	$2,506,558	$2,536,046
Commercial real estate	1,989	2,000	6,824	10,813	1,944,423	1,955,236
One-to-four family - mixed-use property	1,776	988	442	3,206	500,885	504,091
One-to-four family - residential	147	914	635	1,696	268,014	269,710
Construction	—	—	—	—	63,234	63,234
Small Business Administration	134	—	2,529	2,663	12,267	14,930
Commercial business and other	522	6	9,958	10,486	1,388,334	1,398,820
Total	$6,480	$4,732	$47,140	$58,352	$6,683,715	$6,742,067

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.2 million related to loans hedged in a closed pool. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.0 million related to loans hedged in a closed pool. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three-month periods ended:

	March 31, 2025
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$13,145	$9,288	$1,623	$759	$371	$1,523	$13,443	$40,152
Charge-offs	—	—	—	(5)	—	—	(4,466)	(4,471)
Recoveries	—	—	—	1	—	40	3	44
Provision (benefit)	(573)	3,694	79	164	(171)	(362)	1,481	4,312
Ending balance	$12,572	$12,982	$1,702	$919	$200	$1,201	$10,461	$40,037

	March 31, 2024
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161
Charge-offs	—	—	—	(14)	—	—	(44)	(58)
Recoveries	—	—	—	1	—	5	48	54
Provision (benefit)	217	137	(27)	194	(2)	(225)	301	595
Ending balance	$10,590	$8,802	$1,583	$849	$156	$1,406	$17,366	$40,752

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at the periods indicated below:

	March 31, 2025
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$22,232	$116,512	$247,187	$390,747	$269,701	$1,418,040	$3,507	$—	$2,467,926
Watch	—	—	—	1,831	2,533	34,448	—	—	38,812
Special Mention	—	—	—	824	—	310	—	—	1,134
Substandard	—	—	—	14,555	699	12,920	—	—	28,174
Total Multi-family Residential	$22,232	$116,512	$247,187	$407,957	$272,933	$1,465,718	$3,507	$—	$2,536,046
Commercial Real Estate
Pass	$33,828	$198,912	$194,189	$309,171	$139,024	$968,783	$—	$—	$1,843,907
Watch	—	—	1,981	428	7,494	67,323	—	—	77,226
Special Mention	—	—	—	—	—	2,000	—	—	2,000
Substandard	—	—	—	—	—	32,103	—	—	32,103
Total Commercial Real Estate	$33,828	$198,912	$196,170	$309,599	$146,518	$1,070,209	$—	$—	$1,955,236
1-4 Family Mixed-Use Property
Pass	$2,186	$17,708	$22,904	$45,049	$39,310	$370,418	$—	$—	$497,575
Watch	—	—	—	—	—	4,809	—	—	4,809
Special Mention	—	—	—	—	—	895	—	—	895
Substandard	—	—	—	—	—	812	—	—	812
Total 1-4 Family Mixed-Use Property	$2,186	$17,708	$22,904	$45,049	$39,310	$376,934	$—	$—	$504,091
1-4 Family Residential
Pass	$—	$13,073	$64,512	$32,546	$6,664	$132,012	$5,792	$8,221	$262,820
Watch	—	—	—	492	250	2,974	—	1,465	5,181
Special Mention	—	—	—	—	—	972	—	39	1,011
Substandard	—	—	—	—	—	260	—	438	698
Total 1-4 Family Residential	$—	$13,073	$64,512	$33,038	$6,914	$136,218	$5,792	$10,163	$269,710
Gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$—	$5
Construction
Pass	$—	$—	$—	$—	$18,238	$—	$42,542	$—	$60,780
Special Mention	—	—	2,454	—	—	—	—	—	2,454
Total Construction	$—	$—	$2,454	$—	$18,238	$—	$42,542	$—	$63,234
Small Business Administration
Pass	$1,321	$1,785	$1,155	$3,191	$1,039	$2,862	$—	$—	$11,353
Watch	—	—	—	—	—	813	—	—	813
Special Mention	—	—	—	—	—	29	—	—	29
Substandard	—	—	—	—	1,691	1,044	—	—	2,735
Total Small Business Administration	$1,321	$1,785	$1,155	$3,191	$2,730	$4,748	$—	$—	$14,930
Commercial Business
Pass	$24,051	$98,856	$88,461	$62,998	$25,827	$113,415	$192,264	$—	$605,872
Watch	82	254	4,289	2,346	3,496	5,977	2,795	—	19,239
Special Mention	—	—	—	—	—	20	4,865	—	4,885
Substandard	—	695	801	2,239	—	1,730	3,950	—	9,415
Doubtful	—	—	—	47	—	—	570	—	617
Total Commercial Business	$24,133	$99,805	$93,551	$67,630	$29,323	$121,142	$204,444	$—	$640,028
Gross charge-offs	$—	$—	$462	$2,619	$—	$1,366	$—	$—	$4,447
Commercial Business - Secured by RE
Pass	$30,575	$67,577	$44,048	$168,607	$123,086	$291,494	$775	$—	$726,162
Watch	—	8,640	—	—	1,278	18,121	—	—	28,039
Special Mention	—	—	—	—	—	532	—	—	532
Substandard	—	—	—	—	—	3,939	—	—	3,939
Total Commercial Business - Secured by RE	$30,575	$76,217	$44,048	$168,607	$124,364	$314,086	$775	$—	$758,672
Other
Pass	$—	$—	$—	$—	$—	$50	$70	$—	$120
Total Other	$—	$—	$—	$—	$—	$50	$70	$—	$120
Gross charge-offs	$—	$—	$—	$—	$—	$19	$—	$—	$19
Total by Loan Type
Total Pass	$114,193	$514,423	$662,456	$1,012,309	$622,889	$3,297,074	$244,950	$8,221	$6,476,515
Total Watch	82	8,894	6,270	5,097	15,051	134,465	2,795	1,465	174,119
Total Special Mention	—	—	2,454	824	—	4,758	4,865	39	12,940
Total Substandard	—	695	801	16,794	2,390	52,808	3,950	438	77,876
Total Doubtful	—	—	—	47	—	—	570	—	617
Total Loans (1)	$114,275	$524,012	$671,981	$1,035,071	$640,330	$3,489,105	$257,130	$10,163	$6,742,067
Total Gross charge-offs	$—	$—	$462	$2,619	$—	$1,390	$—	$—	$4,471

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.2 million related to loans hedged in a closed pool at March 31, 2025. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans were $2.0 million and $2.7 million at March 31, 2025 and December 31, 2024, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	March 31, 2025		December 31, 2024
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$26,752	$—	$11,707	$—
Commercial real estate	6,824	—	6,376	—
One-to-four family - mixed-use property	442	—	117	—
One-to-four family - residential	635	—	812	—
Small Business Administration	—	2,529	—	2,531
Commercial business and other	3,939	6,019	3,884	8,570
Total	$38,592	$8,548	$22,896	$11,101

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

On March 31, 2025, the Company had commitments to extend credit totaling $451.9 million.

The following table presents the activity in the allowance for off-balance sheet credit losses for the three months ended:

	For the three months ended
	March 31,
(In thousands)	2025	2024
Balance at beginning of period	$1,037	1,102
Provision (benefit) (1)	337	(106)
Allowance for Off-Balance Sheet - Credit losses (2)	$1,374	$996

(1) Included in “Other operating expenses” on the Consolidated Statements of Operations.

(2) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2025, the Bank had $29.6 million of performing multi-family loans held for sale net of a valuation allowance of $2.6 million. These loans are anticipated to close in the second quarter of 2025. At December 31, 2024, the Company had $70.1 million in performing multi-family loans held for sale net of a valuation allowance of $3.8 million. The valuation allowance in both periods represents the loss recorded to mark these loans down to the estimated price that could be obtained in a whole loan sale. The valuation allowance was recorded in net gain (loss) on sale of loans in the Consolidated Statements of Operations.

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

The following tables show loans sold during the periods indicated:

	For the three months ended March 31, 2025
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (1)

Performing loans
Multi-family residential	12	$35,388	$—	$—
Commercial	1	3,274	—	—
Small Business Administration	4	5,804	—	434
Total	17	$44,466	$—	$434
Delinquent and non-performing loans
Multi-family residential	1	$550	$—	$134
Commercial	1	5,099	—	238
One-to-four family - mixed-use property	1	137	—	19
Total	3	$5,786	$—	$391

	For the three months ended March 31, 2024
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Delinquent and non-performing loans
Multi-family residential	3	$1,551	$—	$55
Commercial	2	971	—	—
One-to-four family - mixed-use property	4	1,288	—	55
Total	9	$3,810	$—	$110

(1) Does not include $0.2 million net loss on sale recorded to write-down performing mortgage loans to their anticipated sales price.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 32 operating leases for branches (including headquarters) and office spaces, one operating lease for a vehicle, and one operating lease for equipment. Our leases have remaining lease terms ranging from ten months to approximately 11 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of the lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has three agreements in 2025 and two agreements in 2024 that qualified as short-term leases.

Certain leases have escalation clauses for operating expenses and real estate taxes, which are recorded as variable lease cost. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024

Operating lease ROU assets	$43,870	$45,800

Operating lease liabilities	$44,385	$46,443

Weighted-average remaining lease term-operating leases	7.2 years	7.3 years
Weighted average discount rate-operating leases	4.0%	4.0%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended March 31,
(In thousands)	Line Item Presented	2025	2024
Lease Cost
Operating lease cost	Occupancy and equipment	$2,319	$2,236
Operating lease cost	Other operating expenses	5	19
Short-term lease cost	Professional services, Occupancy and equipment and other operating expenses	43	42
Variable lease cost	Occupancy and equipment	325	270
Total lease cost		$2,692	$2,567

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$2,511	$2,452
Right-of-use assets obtained in exchange for new operating lease liabilities		$—	$—

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of March 31, 2025:

Minimum Rental
(In thousands)
Years ended December 31:
2025	$6,381
2026	9,808
2027	6,158
2028	5,928
2029	4,627
Thereafter	19,419
Total minimum payments required	52,321
Less: implied interest	(7,936)
Total lease obligations	$44,385

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

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of PRSUs in addition to time-based RSUs. Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of March 31, 2025, PRSUs granted in 2025 and 2024 are being accrued at target with no accrual for the 2023 PRSUs. The different levels of accrual are commensurate with the projected performance of the respective grant.

For the three months ended March 31, 2025 and 2024, the Company’s net income, as reported, included $0.5 million and $1.0 million, respectively, of stock-based compensation costs, as recorded in salaries and employee benefits on the Consolidated Statements of Operations, including the benefit or expense of phantom stock awards, and $0.2 million and $0.3 million, respectively, of income tax benefits related to the stock-based compensation plans.

During the three months ended March 31, 2025 and 2024 the Company granted 228,501 and 217,650 RSU awards and 71,700 and 67,350 PRSU awards, respectively. As of March 31, 2025, 637,949 shares were available for future issuance under the 2024 Omnibus Plan.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s RSU and PRSU awards under the 2024 Omnibus Plan for the three months ended March 31, 2025:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2024	322,796	$18.91	83,160	$17.42
Granted	228,501	14.44	71,700	14.56
Added (reduced) shares due to performance factor	—	—	(15,810)	19.99
Vested	(105,521)	17.79	—	—
Non-vested awards at March 31, 2025	445,776	$16.89	139,050	$15.65
Vested but unissued at March 31, 2025	150,132	$19.02	—	$—

As of March 31, 2025, there was $7.4 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of awards vested for the three months ended March 31, 2025 and 2024, was $1.1 million and $2.5 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2025:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2024	195,871	$14.28
Granted	10,922		$13.81
Distributions	(847)		$14.24
Outstanding and vested at March 31, 2025	205,946	$12.70

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($0.3) million and ($0.7) million for the three months ended March 31, 2025 and 2024, respectively. The total fair value of the distributions from the Phantom Stock Plan was $12,000 and $21,000 for the three months ended March 31, 2025 and 2024, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2025	2024
Employee Pension Plan:
Interest cost	$203	$194
Expected return on plan assets	(277)	(284)
Net employee pension benefit (1)	$(74)	$(90)

Outside Director Pension Plan:
Service cost	$2	$2
Interest cost	12	11
Amortization of unrecognized gain	(25)	(38)
Net outside director pension (benefit) expense (2)	$(11)	$(25)

Other Postretirement Benefit Plans:
Service cost	$38	$42
Interest cost	115	96
Amortization of unrecognized gain	(48)	(54)
Net other postretirement expense (1)	$105	$84

(1) Reported in the Consolidated Statements of Operations as part of salaries and employee benefits.

(2) Reported in the Consolidated Statements of Operations as part of other operating expenses.

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2024 that it expects to contribute $0.1 million to the outside director pension plan (the “Outside Director Pension Plan”) and $0.3 million to the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2025. The Company does not expect to contribute to the employee pension plan during the year ending December 31, 2025. As of March 31, 2025, the Company had contributed $17,000 to the Other Postretirement Benefit Plans. As of March 31, 2025, the Company has not revised its expected contributions for the year ending December 31, 2025.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities carried under the fair value option during the three months ended March 31, 2025 and 2024.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Operations – Net (loss) gain from fair value adjustments, at or for the periods ended as indicated:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the three months ended March 31,
Description	March 31, 2025	December 31, 2024	2025	2024
(In thousands)
Mortgage-backed securities	$231	$237	$—	$—
Other securities	13,634	13,355	188	(100)
Borrowed funds	49,103	48,795	(340)	(734)
Net gain (loss) from fair value adjustments			$(152)	$(834)

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. The Company reports as interest income or interest expense in the Consolidated Statement of Operations, the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2025 and December 31, 2024. The fair value of borrowed funds includes accrued interest payable of $0.4 million at both March 31, 2025 and December 31, 2024.

The Company generally holds its interest-earning assets to maturity and settles its liabilities at maturity. However, fair value estimates are made at a specific point in time and are based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Accordingly, as assumptions change, such as interest rates and prepayments, fair value estimates change, and these amounts may not necessarily be realized in an immediate sale.

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

Level 1 – when quoted market prices are available in an active market. At March 31, 2025 and December 31, 2024, Level 1 included one mutual fund.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2025 and December 31, 2024, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2025 and December 31, 2024, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company, as well as municipal bonds.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at March 31, 2025 and December 31, 2024:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2025	2024	2025	2024	2025	2024	2025	2024

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$879,566	$911,636	$—	$—	$879,566	$911,636
Other securities	12,160	11,890	538,944	554,914	19,474	19,465	570,578	586,269
Derivatives	—	—	45,680	54,700	—	—	45,680	54,700

Total assets	$12,160	$11,890	$1,464,190	$1,521,250	$19,474	$19,465	$1,495,824	$1,552,605

Liabilities:
Borrowings	$—	$—	$—	$—	$49,103	$48,795	$49,103	$48,795
Derivatives	—	—	25,219	20,396	—	—	25,219	20,396

Total liabilities	$—	$—	$25,219	$20,396	$49,103	$48,795	$74,322	$69,191

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	March 31, 2025			March 31, 2024
		Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	Municipals	securities	debentures	securities	debentures
(In thousands)
Beginning balance	$18,000	$1,465	$48,795	$1,437	$47,850
Net gain (loss) from fair value adjustment of financial assets (1)	—	10	—	23	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	—	340	—	735
Increase (decrease) in accrued interest	—	(1)	(28)	—	(8)
Change in unrealized (gains) losses included in other comprehensive loss	—	—	(4)	—	45
Ending balance	$18,000	$1,474	$49,103	$1,460	$48,622
Changes in unrealized gains (losses) held at period end	$—	$—	$2,287	$—	$2,379

(1) Presented in the Consolidated Statements of Operations under net (loss) gain from fair value adjustments.

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2025
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$18,000	Sales approach	Reduction for planned expedited disposal	n/a	n/a
Trust preferred securities	1,474	Discounted cash flows	Spread over 3-month SOFR	4.2%	n/a

Liabilities:
Junior subordinated debentures	$49,103	Discounted cash flows	Spread over 3-month SOFR	4.2%	n/a

	December 31, 2024
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$18,000	Sales approach	Reduction for planned expedited disposal	n/a	n/a
Trust preferred securities	1,465	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

Liabilities:
Junior subordinated debentures	$48,795	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2025 and December 31, 2024, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at March 31, 2025 and December 31, 2024:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2025	2024	2025	2024	2025	2024	2025	2024

	(In thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$30,470	$16,784	$30,470	$16,784

Total assets	$—	$—	$—	$—	$30,470	$16,784	$30,470	$16,784

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$3,924	Income approach	Capitalization rate	4.8% to 6.5%	5.90%

Impaired loans	$3,505	Sales approach	Adjustment to sales comparison value	-%	-%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	$1,647	Discounted Cashflow	Discount Rate	9.3%	9.3%
			Probability of Default	25.0%	25.0%

Impaired loans	$21,394	Blended income and sales approach	Adjustment to sales comparison value	-25.0% to 10.0%	(7.5)%
			Capitalization rate	5.5%	5.5%
			Reduction for planned expedited disposal	15.0%	15.0%

	At December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$4,121	Sales approach	Adjustment to sales comparison value	-%	-%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	$2,453	Discounted Cashflow	Discount Rate	9.3% to 10.0%	9.5%
			Probability of Default	25.0% to 50.0%	33.2%

Impaired loans	$10,210	Income approach	Capitalization rate	4.8% to 6.5%	5.7%

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024.

The methods and assumptions used to estimate fair value at March 31, 2025 and December 31, 2024 are as follows:

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

Derivatives:

The fair value of interest rate swaps is based upon broker quotes.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$271,912	$271,912	$271,912	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,831	7,087	—	7,087	—
Other securities	43,319	37,583	—	—	37,583
Securities available for sale
Mortgage-backed securities	879,566	879,566	—	879,566	—
Other securities	570,578	570,578	12,160	538,944	19,474
Loans held for sale	29,624	29,624	—	—	29,624
Loans held for investment, net of fees and costs	6,741,835	6,496,787	—	—	6,496,787
FHLB-NY stock	18,475	18,475	—	18,475	—
Accrued interest receivable	61,510	61,510	—	61,510	—
Derivatives	45,680	45,680	—	45,680	—

Liabilities:

Deposits	$7,718,218	$7,702,976	$5,126,192	$2,576,784	$—
Borrowed Funds	421,542	396,718	—	347,615	49,103
Accrued interest payable	12,609	12,609	—	12,609	—
Derivatives	25,219	25,219	—	25,219	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$152,574	$152,574	$152,574	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,836	6,903	—	6,903	—
Other securities	43,649	37,815	—	—	37,815
Securities available for sale
Mortgage-backed securities	911,636	911,636	—	911,636	—
Other securities	586,269	586,269	11,890	554,914	19,465
Loans held for sale	70,098	70,098	—	—	70,098
Loans held for investment, net of fees and costs	6,745,848	6,506,439	—	—	6,506,439
FHLB-NY stock	38,096	38,096	—	38,096	—
Accrued interest receivable	62,036	62,036	—	62,036	—
Derivatives	54,700	54,700	—	54,700	—

Liabilities:

Deposits	$7,178,933	$7,148,847	$4,528,769	$2,620,078	$—
Borrowed Funds	916,054	887,312	—	838,517	48,795
Accrued interest payable	12,275	12,275	—	12,275	—
Derivatives	20,396	20,396	—	20,396	—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.     Derivative Financial Instruments

At March 31, 2025, the Company’s derivative financial instruments consisted of interest rate swaps and interest rate floor options. At December 31, 2024, the Company’s derivative financial instruments consisted of interest rate swaps. At March 31, 2025, the Company’s derivatives are used for four purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans with a notional amount of $793.8 million and $695.6 million of swaps outstanding at March 31, 2025 and December 31, 2024, respectively; 2) to facilitate risk management strategies for our loan customers with $1.0 billion of swaps outstanding, which include $503.0 million each with customers and bank counterparties at March 31, 2025 and $973.9 million of swaps outstanding, which include $486.9 million each with customers and bank counterparties at December 31, 2024; 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered deposits with $950.8 million of swaps outstanding at March 31, 2025 and December 31, 2024; and 4) to mitigate the Company’s exposure to decreasing interest rates on a portion of its adjustable rate loan portfolio with a notional amount of $100.0 million of interest rate floor options outstanding at March 31, 2025. There were no interest rate floor options outstanding at December 31, 2024.

At March 31, 2025 and December 31, 2024, the Company maintained portfolio layer hedges on a closed portfolio of loans with a notional amount of $600.0 million and $500.0 million, respectively.

For non-portfolio layer method fair value hedges, the hedge basis (the amount of the change in fair value) is added to (or subtracted from) the carrying amount of the hedged item. For portfolio layer method hedges, the hedge basis does not adjust the carrying value of the hedged item and is instead maintained on a closed portfolio basis. These basis adjustments would be allocated to the amortized cost of specific loans within the pools if the hedges were de-designated.

At March 31, 2025 and December 31, 2024, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At March 31, 2025 and December 31, 2024, derivatives with a combined notional amount of $1.0 billion and $973.9 million, respectively, were not designated as hedges. At March 31, 2025 and December 31, 2024, derivatives with a combined notional amount of $793.8 million and $695.6 million, respectively, were designated as fair value hedges. At March 31, 2025 and December 31, 2024, derivatives with a combined notional amount of $1.1 billion and $950.8 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction affected earnings. During the three months ended March 31, 2025 and 2024, $4.5 million and $6.9 million in reduced expense, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) into earnings is $6.2 million in reduced expense.

A portion of the reduced expense is driven by the amortization of income from terminated cash flow hedges. This income is amortized over the remaining original terms of terminated cash flow hedges. During the three months ended March 31, 2025, there were no cashflow hedges terminated.  During the three months ended March 31, 2024, the Company terminated seven cash flow hedges with a combined notional value of $420.8 million, resulting in a net gain of $1.7 million. During the three months ended March 31, 2025 and 2024, income from the amortization of terminated cash flow hedges totaled $0.2 million and $0.8 million, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

March 31, 2025	(In thousands)
Cash flow hedges:
Interest rate swaps (deposits)	$530,000	$5,370	$420,750	$1,059
Interest rate floor options (loans)	100,000	1,327	—	—
Fair value hedges:
Interest rate swaps (loans)	493,799	15,612	300,000	789
Non hedge:
Interest rate swaps (loans)	502,972	23,371	502,972	23,371
Total	$1,626,771	$45,680	$1,223,722	$25,219

December 31, 2024
Cash flow hedges:
Interest rate swaps (deposits)	$950,750	$14,686	$—	$—
Fair value hedges:
Interest rate swaps (loans)	560,587	19,812	135,000	194
Non hedge:
Interest rate swaps (loans)	486,929	20,202	486,929	20,202
Total	$1,998,266	$54,700	$621,929	$20,396

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Value Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Loans
Multi-family residential	$88,948	$76,882	$1,732	$(11,015)
Commercial real estate	83,065	62,843	999	(4,009)
Commercial business	26,600	39,500	304	(3,113)
Total	$198,613	$179,225	$3,035	$(18,137)

Portfolio Layer
Loans held for Investment (1)	$600,000	$500,000	$(232)	$(2,025)
Total	$600,000	$500,000	$(232)	$(2,025)

(1) Carrying amount represents the amortized cost of the portfolio layer method closed portfolio at March 31, 2025 and December 31, 2024, totaling $2.3 billion and $2.4 billion, respectively. The cumulative amount of basis adjustments at March 31, 2025 and December 31, 2024 were $0.2 million and $2.0 million, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations for the periods indicated:

		For the three months ended
	Affected Line Item in the Statements	March 31,
(In thousands)	Where Net Income is Presented	2025	2024
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	1,946	3,587

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	—	949

Interest rate swaps - non hedge (municipal deposit)	Interest expense - Deposits	—	1

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	—	364

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	4,544	6,498

Interest rate floor options - cash flow hedge (loans)	Interest and fees on loans	(12)	—
Total net income (expense) from the effects of derivative instruments		$6,478	$11,399

The Company’s derivatives are subject to master netting arrangements between the Company and its designated counterparties. The Company has not made a policy election to offset its derivative positions. The interest rate swaps with borrowers are cross collateralized with the underlying loan and, therefore, there is no posted collateral. Interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position.

The following table presents the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
March 31, 2025
Assets:
Interest rate swaps	$44,353	$—	$44,353	$—	$(25,225)	$19,128
Interest rate floor options	1,327	—	1,327	—	—	1,327
Liabilities:
Interest rate swaps	25,219	—	25,219	—	—	25,219

December 31, 2024
Assets:
Interest rate swaps	$54,700	$—	$54,700	$—	$(47,665)	$7,035
Liabilities:
Interest rate swaps	20,396	—	20,396	—	—	20,396

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
March 31, 2025	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(4,331)	$10,728	$(848)	$1,584	$7,133

Other comprehensive income (loss) before reclassifications, net of tax	2,871	(4,131)	—	2	(1,258)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(3,130)	(50)	—	(3,180)

Net current period other comprehensive income (loss), net of tax	2,871	(7,261)	(50)	2	(4,438)

Ending balance, net of tax	$(1,460)	$3,467	$(898)	$1,586	$2,695

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
March 31, 2024	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

Other comprehensive income (loss) before reclassifications, net of tax	(172)	7,831	—	(31)	7,628

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(4,730)	(63)	—	(4,793)

Net current period other comprehensive income (loss), net of tax	(172)	3,101	(63)	(31)	2,835

Ending balance, net of tax	$(54,916)	$17,897	$(444)	$1,647	$(35,816)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended March 31, 2025
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$4,544		Interest expense
Interest rate floor options benefit (expense)	(12)		Interest and fees on loans
	4,532		Total before tax
	(1,402)		Provision (benefit) for income taxes
	$3,130

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$73	(1)	Other operating expense
	(23)		Provision (benefit) for income taxes
	$50

For the three months ended March 31, 2024
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$6,862		Interest expense
	(2,132)		Provision (benefit) for income taxes
	$4,730

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$92	(1)	Other operating expense
	(29)		Provision (benefit) for income taxes
	$63

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) of the Notes to the Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of March 31, 2025, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 5.36% and 5.11% at March 31, 2025 and December 31, 2024, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$856,082	9.56%	$847,588	9.31%
Requirement to be well-capitalized	447,823	5.00	455,335	5.00
Excess	408,259	4.56	392,253	4.31

Common Equity Tier I risk-based capital:
Capital level	$856,082	12.74%	$847,588	12.51%
Requirement to be well-capitalized	436,787	6.50	440,259	6.50
Excess	419,295	6.24	407,329	6.01

Tier I risk-based capital:
Capital level	$856,082	12.74%	$847,588	12.51%
Requirement to be well-capitalized	537,584	8.00	541,857	8.00
Excess	318,498	4.74	305,731	4.51

Total risk-based capital:
Capital level	$896,836	13.35%	$887,902	13.11%
Requirement to be well-capitalized	671,980	10.00	677,321	10.00
Excess	224,856	3.35	210,581	3.11

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2025, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at March 31, 2025 and December 31, 2024 was 4.88% and 4.82%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	March 31, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$730,950	8.12%	$731,958	8.04%
Requirement to be well-capitalized	450,311	5.00	455,297	5.00
Excess	280,639	3.12	276,661	3.04

Common Equity Tier I risk-based capital:
Capital level	$683,670	10.17%	$685,004	10.13%
Requirement to be well-capitalized	436,754	6.50	439,533	6.50
Excess	246,916	3.67	245,471	3.63

Tier I risk-based capital:
Capital level	$730,950	10.88%	$731,958	10.82%
Requirement to be well-capitalized	537,543	8.00	540,964	8.00
Excess	193,407	2.88	190,994	2.82

Total risk-based capital:
Capital level	$961,704	14.31%	$962,272	14.23%
Requirement to be well-capitalized	671,929	10.00	676,205	10.00
Excess	289,775	4.31	286,067	4.23

14.     Segment Reporting

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

The Bank’s chief operating decision maker (“CODM”) is the senior executive committee that includes the chief executive officer, chief financial officer, and the chief operating officer. The CODM uses net income (loss) as the measure of segment performance to evaluate the income generated from assets (return on assets) and to evaluate how efficiently the Company leverages its shareholders equity (return on equity) in deciding the most appropriate avenue to reinvest profits.

As we consider the entire entity as one operating segment, please see the Consolidated Statements of Operations for the measure of segment performance, net income (loss) and significant segment expenses. Segment assets are consistent with total assets as presented on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents consolidated net income (loss) and other important metrics the CODM will use to evaluate the operations of the Company:

	For the three months ended March 31,
	2025	2024

	(Dollars in thousands, except per share data)
Net income (loss)	$(9,796)	$3,684

Diluted earnings (loss) per common share	$(0.29)	$0.12

Return on average assets	(0.43)%	0.17
Return on average equity	(5.36)%	2.20
Book value per common share	$20.81	$23.04

15.     New Authoritative Accounting Pronouncements

Accounting Standards: Adopted in 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.  The ASU requires all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid.  The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign.  This ASU is effective for public business entities for annual periods beginning after December 15, 2024.  On January 1, 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. This ASU affects financial statement disclosure only, which is not required until year end 2025 and, as a result, does not affect our results of operations or financial condition.

Accounting Standards: Pending Adoption

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”. This ASU requires that public business entities on an interim and annual basis (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption, which relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a) - (e). (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  We are currently evaluating if the adoption of this ASU will have a material effect on our consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2024. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At March 31, 2025, the Bank owns two subsidiaries: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

We carry a portion of our financial assets and financial liabilities under the fair value option and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Operations and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 10 (“Fair Value of Financial Instruments”) of the Notes to the Consolidated Financial Statements.

For the three months ended March 31, 2025, we reported a net (loss) of ($9.8) million, or ($0.29) per diluted common share, a decrease of $13.5 million, or 365.9% from net income of $3.7 million, or $0.12 per diluted common share earned in the three months ended March 31, 2024. The decrease in net income was primarily driven by a non-cash, non-tax deductible goodwill impairment charge of $17.6 million in the current quarter.

Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. The Company identified the economic uncertainty resulting from the recent tariff increases by the United States on many of its trading partners in conjunction with the prolonged decline in the Company’s stock price as a triggering event as of March 31, 2025. As such, the Company initiated a quantitative impairment test which indicated goodwill acquired in prior transactions was fully impaired as of March 31, 2025, resulting in the Company recording an impairment charge of the entire goodwill balance of $17.6 million.

During the three months ended March 31, 2025, the net interest margin increased 45 basis points to 2.51% from 2.06% in the three months ended March 31, 2024. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the net interest margin increased 47 basis points to 2.48% for the three months ended March 31, 2025, from 2.01% for the three months ended March 31, 2024.

Approximately 90% of our loan portfolio is collateralized by real estate with an average loan to value of less than 35%. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At March 31, 2025, our allowance for credit losses (“ACL”) to gross loans stood at 0.59% and our ACL to non-performing loans was 86.5%. Non-performing assets at the end of the quarter were 0.71% of total assets.

The Bank and Company remain well-capitalized under current capital regulations of the FDIC and the Federal Reserve Board, respectively, and are subject to similar regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents operating data highlights for the periods indicated:

	For the three months ended March 31,
	2025	2024

	(In thousands, except per share data)
Quarterly operating data:
Interest and dividend income	$116,536	$109,499
Interest expense	63,547	67,102
Net interest income (loss)	52,989	42,397
Provision (benefit) for credit losses	4,318	592
Non-interest income (loss)	5,074	3,084
Non-interest expense	59,676	39,892
Income (loss) before income taxes	(5,931)	4,997
Provision (benefit) for income taxes	3,865	1,313
Net income (loss)	$(9,796)	$3,684

Basic earnings (loss) per common share	$(0.29)	$0.12
Diluted earnings (loss) per common share	(0.29)	0.12
Dividends per common share	$0.22	$0.22

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

General. Net (loss) income for the three months ended March 31, 2025 was ($9.8) million, a decrease of $13.5 million, or 365.9%, from $3.7 million for the three months ended March 31, 2024. Diluted (loss) earnings per common share was ($0.29) for the three months ended March 31, 2025, a decrease of $0.41, or 341.7%, from $0.12 for the three months ended March 31, 2024. Return on average equity was (5.36%) for the three months ended March 31, 2025 compared to 2.20% for the three months ended March 31, 2024. Return on average assets was (0.43%) for the three months ended March 31, 2025 compared to 0.17% for the three months ended March 31, 2024.

The primary reason for the decreases in net income, diluted earnings per share, return on average assets and return on average equity was due to the Company recording a non-cash, non-tax deductible impairment charge on its entire goodwill balance totaling $17.6 million during the three months ended March 31, 2025.

Interest Income. Interest and dividend income increased $7.0 million, or 6.4%, to $116.5 million for the three months ended March 31, 2025, from $109.5 million for the three months ended March 31, 2024. The increase in interest income was primarily attributable to the 19 basis point increase in the yield on interest-earning assets to 5.51% for the three months ended March 31, 2025, compared to 5.32% for the three months ended March 31, 2024, coupled with the average balance of total interest-earning assets increasing $233.8 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 21 basis points to 5.48% for the three months ended March 31, 2025, from 5.27% for the three months ended March 31, 2024.

Interest Expense. Interest expense decreased $3.6 million, or 5.3%, to $63.5 million for the three months ended March 31, 2025, from $67.1 million for the three months ended March 31, 2024. The decline in interest expense was primarily due to the average cost of interest-bearing liabilities decreasing 33 basis points to 3.50% for the three months ended March 31, 2025, from 3.83% for the three months ended March 31, 2024, partially offset by the average balance of interest-bearing liabilities increasing $246.2 million to $7,261.1 million for the three months ended March 31, 2025, from $7,014.9 million for the comparable prior year period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. Net interest income for the three months ended March 31, 2025, was $53.0 million, an increase of $10.6 million, or 25.0%, from $42.4 million for the three months ended March 31, 2024. The increase in net interest income was driven by an increase in the net interest margin of 45 basis points to 2.51% for the three months ended March 31, 2025, from 2.06% for the three months ended March 31 2024. Included in net interest income for the three months ended March 31, 2025 and 2024, was prepayment penalty income and net recovered interest from non-accrual and delinquent loans totaling $0.3 million and $0.7 million, respectively, net gains and (losses) from fair value adjustments on hedges totaling $0.1 million and ($0.2) million, respectively, and purchase accounting income of $0.3 million for both the three months ended March 31, 2025 and 2024. Excluding all of these items, the net interest margin for the three months ended March 31, 2025, was 2.48%, an increase of 47 basis points, from 2.01% for the three months ended March 31, 2024.

Provision for Credit Losses. During the three months ended March 31, 2025, the provision for credit losses was $4.3 million compared to $0.6 million for the three months ended March 31, 2024. The provision recorded during the three months ended March 31, 2025 was primarily related to one commercial business loan which lost its primary tenant. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 61.4% at March 31, 2025. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended March 31, 2025, was $5.1 million, an increase of $2.0 million, or 64.5% from $3.1 million in the prior year comparable period. The increase was primarily due to lower net losses from fair value adjustments totaling $0.2 million for the three months ended March 31, 2025, compared to net losses of $0.8 million recorded in the prior year comparable period.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2025, was $59.7 million, an increase of $19.8 million, or 49.6%, from $39.9 million for the three months ended March 31, 2024. The increase was primarily due to the recording of a non-cash non-tax deductible goodwill impairment charge of approximately $17.6 million during the three months ended March 31, 2025.

Income before Income Taxes. Income (loss) before income taxes for the three months ended March 31, 2025, was ($5.9) million, a decrease of $10.9 million, or 218.7%, from $5.0 million for the three months ended March 31, 2024 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $3.9 million for the three months ended March 31, 2025, an increase of $2.6 million, or 194.4%, from $1.3 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was (65.2%) compared to 26.3% for the three months ended March 31, 2024. The higher effective tax rate for the three months ended March 31, 2025 was primarily related to the non-tax deductible goodwill impairment and income tax audits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at March 31, 2025, were $9,008.4 million, a decrease of $30.6 million, or 0.3%, from $9,039.0 million at December 31, 2024. The decrease in total assets was mainly due to available for sale securities decreasing $47.8 million, or 3.2%, to $1,450.1 million. Total net loans held for investment decreased $3.9 million, or 0.1%, during the three months ended March 31, 2025, to $6,701.8 million from $6,705.7 million at December 31, 2024. Loan originations and purchases were $174.1 million for the three months ended March 31, 2025, an increase of $44.1 million, or 33.9%, from $130.0 million for the three months ended March 31, 2024. The loan pipeline was $211.4 million at March 31, 2025, compared to $198.9 million at December 31, 2024.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2025	2024
Multi-family residential	$21,183	$11,805
Commercial real estate	22,916	10,040
One-to-four family – mixed-use property	1,842	750
One-to-four family – residential (1)	35,206	52,539
Construction	3,275	1,895
Small Business Administration	1,250	—
Commercial business and other (2)	88,404	52,955
Total	$174,076	$129,984

(1) Includes purchases of $35.1 million and $52.3 million for the three months ended March 31, 2025 and 2024, respectively.

(2) Includes purchases of $23.2 million and $23.5 million for the three months ended March 31, 2025 and 2024, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended March 31, 2025 had an average loan-to-value ratio of 35.3% and an average debt coverage ratio of 229.0%.

Non-performing assets totaled $64.3 million at March 31, 2025, an increase of $12.9 million, or 25.2% from December 31, 2024. Total non-performing assets as a percentage of total assets were 0.71% at March 31, 2025 compared to 0.57% at December 31, 2024. The ratio of ACL – loans to total non-performing loans was 86.5% at March 31, 2025 compared to 120.5% at December 31, 2024. During the three months ended March 31, 2025, four multifamily loans totaling $14.5 million became non-performing. At March 31, 2025, these loans have a combined average loan to value ratio of 62.7% and have been individually evaluated with no related allowance allocated.

During the three months ended March 31, 2025, mortgage-backed securities decreased $32.1 million, or 3.5%, to $887.4 million from $919.5 million at December 31, 2024. The decrease during the three months ended March 31, 2025 was primarily due to principal repayments totaling $36.9 million, partially offset by an improvement in the securities fair value totaling $4.7 million.

During the three months ended March 31, 2025, other securities decreased $16.0 million, or 2.5%, to $613.9 million from $629.9 million at December 31, 2024. The decrease in other securities during the three months ended March 31, 2025, was primarily due to calls totaling $14.1 million coupled with principal repayments totaling $1.1 million. At March 31, 2025, other securities primarily consisted of securities issued by mutual or bond funds, government agency securities, municipal bonds, corporate bonds, and CLOs.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $8,305.5 million at March 31, 2025, a decrease of $8.9 million, or 0.1%, from $8,314.4 million at December 31, 2024. During the three months ended March 31, 2025, due to depositors increased $502.6 million, or 7.1%, to $7,628.5 million primarily due to increases in NOW accounts of $539.4 million, or 29.1%. At March 31, 2025, the Company had uninsured deposits totaling $2.7 billion, or 35.1% of deposits with $1.5 billion fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.2 billion or 15.7% of deposits. Uninsured deposits are greatly influenced by our government deposit portfolio. These deposits fluctuate at times that affect both the uninsured deposit levels and other sources of liquidity used. Borrowed funds decreased $494.5 million, or 54.0%, during the three months ended March 31, 2025, primarily because the increase in deposits was used to repay borrowed funds at maturity.

Total deposits at the periods shown and the weighted average rate on deposits at March 31, 2025 and December 31, 2024, are as follows:

			Weighted Average
	March 31,	December 31,	Nominal Rate
	2025	2024	2025 (1)

	(In thousands)
Interest-bearing deposits:
Certificates of deposit accounts	$2,592,026	$2,650,164	4.15%
Savings accounts	97,624	98,964	0.46
Money market accounts	1,681,608	1,686,109	3.64
NOW accounts	2,393,482	1,854,069	3.51
Total interest-bearing deposits	6,764,740	6,289,306
Non-interest bearing demand deposits	863,714	836,545
Total due to depositors	7,628,454	7,125,851
Mortgagors' escrow deposits	89,764	53,082	0.27
Total deposits	$7,718,218	$7,178,933

(1) The weighted average rate does not reflect the benefit of interest rate swaps.

Included in deposits were brokered deposits totaling $1,350.2 million, an increase of $31.2 million from $1,319.0 million at December 31, 2024. We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the federal funds rates. A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At both March 31, 2025 and December 31, 2024, $875.8 million of brokered certificates of deposits were hedged using interest rate swaps. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured. At March 31, 2025, and December 31, 2024, the Bank did not hold any uninsured brokered deposits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows the composition of brokered deposits at the periods indicated:

	March 31,	December 31,
(In thousands)	2025	2024
NOW accounts	$300,525	$151,387
Money market accounts	9,473	73,622
Certificates of deposit	1,040,244	1,093,996
Total brokered deposits	$1,350,242	$1,319,005

Interest expense on brokered deposits is summarized as follows for the periods indicated:

	For the three months ended March 31,
(In thousands)	2025	2024
NOW accounts	$1,480	$144
Money market accounts	491	526
Certificates of deposit	6,946	4,966
Total interest expense on brokered deposits	$8,917	$5,636

Equity. Total stockholders’ equity was $702.9 million at March 31, 2025, a decrease of $21.7 million, or 3.0%, from $724.5 million at December 31, 2024. Stockholders’ equity decreased primarily due to a net loss totaling $9.8 million, the declaration and payment of dividends on the Company’s common stock of $0.22 per common share totaling $7.5 million, and a decrease of $4.4 million in other comprehensive income (loss). Book value per common share was $20.81 at March 31, 2025, compared to $21.53 at December 31, 2024.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity are to maintain the ability to originate and purchase loans and securities, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by the level of interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. At March 31, 2025, the Company had $4.0 billion in combined available liquidity through cash lines with the FHLB-NY, Federal Reserve and other commercial banks, as well as unencumbered securities compared to $3.6 billion at December 31, 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following tables present the Company’s available liquidity by source at the periods indicated:

	At March 31, 2025
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$838.1	$—	$838.1
Interest Earnings Deposits	187.0	—	187.0
External Sources:
Federal Home Loan Bank	2,714.1	1,908.6	805.5
Federal Reserve Bank	1,604.1	—	1,604.1
Other Banks	537.0	—	537.0
Total Liquidity	$5,880.3	$1,908.6	$3,971.7

	At December 31, 2024
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$954.3	$—	$954.3
Interest Earnings Deposits	57.4	—	57.4
External Sources:
Federal Home Loan Bank	2,730.3	2,034.7	695.6
Federal Reserve Bank	1,528.9	—	1,528.9
Other Banks	379.0	50.0	329.0
Total Liquidity	$5,649.9	$2,084.7	$3,565.2

Liquidity management is both a short and long-term function of business management. During 2025, funds were provided by the Company’s operating, investing and financing activities. The largest use of funds during 2025 was the repayment of $495.0 million in short-term borrowed funds which was funded by an increase of $502.4 million in due to depositors. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $271.9 million, an increase of $119.3 million, or 78.2% from $152.6 million, at December 31, 2024. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At March 31, 2025, and December 31, 2024, restricted cash totaled $25.2 million and $43.2 million, respectively.

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

Asset/Liability Management. Asset/liability management involves assessing, monitoring and managing interest rate risk. The asset liability committee (“ALCO”) and the Investment Committee of the Board of Directors (“Board ALCO”) have primary oversight responsibility of interest rate risk. The actions and activities of the Board ALCO are dictated by the “ALCO and Investment Committee Charter” of the Company Board of Directors (the “Charter”). The Board ALCO has established policy limits for changes of net interest income and the economic value of equity under various scenarios and liquidity risk limits to ensure the Company has sufficient liquid assets to meet its short-term obligations, even during

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

periods of financial stress and is reviewed no less frequently than quarterly. The ALCO policy and oversight is interconnected to the Company’s capital plan.

The Board ALCO reviews simulations of various interest rate scenarios to assess the potential impact on the Company’s balance sheet and income statement. The model employed by the Company uses a statistic balance sheet as of the date the modeling is being generated. The limitation to this model is that unexpected events may not be captured in the output. The model is validated no less frequently than annually with the variables in the model subjected to annual stress tests. In addition, the interest rate risk model is back-tested no less frequently than annually to ensure the model remains consistent with actual results. The information from the interest rate risk modeling allows the Board ALCO to assess the potential impact of interest rate changes on the Company’s profitability and future earnings.

The interest rate risk scenarios affect the position the Company may take with the pricing of assets and liabilities.

Models are inherently imperfect and subject to assumptions and limitations.  The model output is affected by the data quality and the assumptions used.  The Company uses both internal and external inputs into the model. The market interest rates are obtained from the Federal Reserve World Interest Rate Probabilities (“WIRP”) curve and may be adjusted by the management level ALCO committee (“Management ALCO”); the change in deposit betas is based upon deposit studies completed by an independent third party; loan prepayment assumptions are based upon internal analysis; loan origination data is Company generated; and additions to assets and liabilities is derived from the budget or forecast or internally generated projected cash flows.

There was no material change in the source of the data used in our interest rate risk modeling in the current period. Current economic factors such as interest rate forecasts as changed from period over period may affect the modeling. Key assumptions include deposit betas and loan origination yields. Deposit betas vary by product and direction of interest rates. In an upward shock, weighted average deposit betas (based on period end balances) were 70% at both March 31, 2025 and March 31, 2024. In a downward shock, weighted average deposit betas (based on period end balances) were 61% at both March 31, 2025 and March 31, 2024. Loan origination yields vary by product and the weighted average yield (based on period end loan balances) was 6.99% at March 31, 2025 compared to 7.16% at March 31, 2024.

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets less the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2025. Various estimates regarding prepayment assumptions are made at each level of rate shock. At March 31, 2025, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents the change in the Company’s net portfolio value and the net portfolio ratio for the following periods:

	Projected Percentage Change In
	Net Portfolio Value (NPV)		Net Portfolio Value Ratio
	March 31,	March 31,	March 31,	March 31,
Change in Interest Rate	2025	2024	2025	2024
-200 Basis points	4.2%	(3.4)%	9.2%	7.4%
-100 Basis points	1.8	(1.2)	9.1	7.7
Base interest rate	-	-	9.1	8.0
+100 Basis points	(5.0)	(3.1)	8.8	7.8
+200 Basis points	(10.8)	(6.0)	8.4	7.7

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income, assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2025 and 2024. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2025, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31:

	Projected Percentage Change in Net Interest Income
Change in Interest Rate	2025	2024
-200 Basis points	(1.5)%	(2.0)%
-100 Basis points	(1.2)	(0.7)
Base interest rate	-	-
+100 Basis points	(3.4)	(2.6)
+200 Basis points	(7.8)	(5.5)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 4.6% from a 200 basis point increase in rates over the next twelve months and a 0.2% reduction from a 200 basis point decrease in rate over the same period. Actual results could differ significantly from these estimates.

At March 31, 2025, the Company had a derivative portfolio with a notional value totaling $2.9 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees and costs, which are considered adjustments to yields.

	For the three months ended March 31,
	2025				2024
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$64,085	$664	4.14%		$—	$—	—%

Mortgage loans, net	5,261,261	72,391	5.50		5,353,606	71,572	5.35
Other loans, net	1,410,661	19,977	5.66		1,450,511	21,387	5.90
Total loans, net (1) (2)	6,671,922	92,368	5.54		6,804,117	92,959	5.46
Taxable securities:
Mortgage-backed securities	895,097	12,528	5.60		462,934	3,696	3.19
Other securities	585,219	8,553	5.85		590,204	8,504	5.76
Total taxable securities	1,480,316	21,081	5.70		1,053,138	12,200	4.63
Tax-exempt securities: (3)
Other securities	43,813	456	4.16		65,939	474	2.88
Total tax-exempt securities	43,813	456	4.16		65,939	474	2.88
Interest-earning deposits and federal funds sold	208,777	2,063	3.95		311,966	3,966	5.09
Total interest-earning assets	8,468,913	116,632	5.51		8,235,160	109,599	5.32
Other assets	546,967				472,345
Total assets	$9,015,880				$8,707,505

Interest-bearing liabilities:
Deposits:
Savings accounts	$98,224	110	0.45		$106,212	122	0.46
NOW accounts	2,215,683	18,915	3.41		1,935,250	18,491	3.82
Money market accounts	1,716,358	15,372	3.58		1,725,714	17,272	4.00
Certificates of deposit accounts	2,596,714	22,710	3.50		2,406,283	21,918	3.64
Total due to depositors	6,626,979	57,107	3.45		6,173,459	57,803	3.75
Mortgagors' escrow accounts	78,655	67	0.34		73,822	62	0.34
Total interest-bearing deposits	6,705,634	57,174	3.41		6,247,281	57,865	3.70
Borrowings	555,466	6,373	4.59		767,646	9,237	4.81
Total interest-bearing liabilities	7,261,100	63,547	3.50		7,014,927	67,102	3.83
Non interest-bearing demand deposits	855,322				834,217
Other liabilities	167,866				189,176
Total liabilities	8,284,288				8,038,320
Equity	731,592				669,185
Total liabilities and equity	$9,015,880				$8,707,505

Net interest income / net interest rate spread		$53,085	2.01%			$42,497	1.49%

Net interest-earning assets / net interest margin	$1,207,813		2.51%		$1,220,233		2.06%

Ratio of interest-earning assets to interest-bearing liabilities			1.17	X			1.17	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.8 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments on qualifying hedges of $0.1 million and ($0.2) million for three months ended March 31, 2025 and 2024, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended March 31, 2025 and 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

LOANS HELD FOR INVESTMENT

The following table sets forth the Company’s loan originations (including the net effect of refinancing) and the changes in the Company’s portfolio of loans held for investment, including purchases, sales and principal reductions for the periods indicated.

	For the three months ended March 31,
(In thousands)	2025	2024
Mortgage Loans
At beginning of period	$5,316,249	$5,425,586
Mortgage loans originated:
Multi-family residential	21,183	11,805
Commercial real estate	22,916	10,040
One-to-four family mixed-use property	1,842	750
One-to-four family residential	58	225
Construction	3,275	1,895
Total mortgage loans originated	49,274	24,715

Mortgage loans purchased:
One-to-four family residential	35,148	52,314
Total mortgage loans purchased	35,148	52,314

Less:
Principal reductions	77,881	107,090
Loans transferred to (from) held for sale	(2,654)	—
Mortgage loan sales	5,573	3,540
Charge-Offs	5	14
At end of period	$5,319,866	$5,391,971

Commercial business loans
At beginning of period	$1,421,527	$1,472,723
Loans originated:
Small Business Administration	1,250	—
Commercial business	64,621	28,442
Other	589	1,014
Total commercial business and other loans originated	66,460	29,456

Commercial business loans purchased:
Commercial business	23,194	23,499
Total commercial business loans purchased	23,194	23,499

Less:
Small Business Administration sales	5,402	—
Principal reductions	90,003	97,665
Charge-offs	4,466	44
At end of period	$1,411,310	$1,427,969

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table shows the principal balance of our non-performing assets at the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2025	2024

Non-accrual mortgage loans:
Multi-family residential	$25,952	$11,031
Commercial real estate	6,703	6,283
One-to-four family mixed-use property	426	116
One-to-four family residential	1,225	1,428
Total	34,306	18,858
Non-accrual commercial business loans:
Small Business Administration	2,445	2,445
Commercial business and other	9,512	12,015
Total	11,957	14,460
Total non-accrual loans	46,263	33,318

Total non-performing loans	46,263	33,318
Other non-performing assets:
Available for sale securities	18,000	18,000
Total	18,000	18,000

Total non-performing assets	$64,263	$51,318

Non-performing loans to gross loans	0.69%	0.49%
Non-performing assets to total assets	0.71%	0.57%

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolio, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2025. The amortized cost of Criticized and Classified assets was $109.4 million at March 31, 2025, an increase of $17.5 million from $91.9 million at December 31, 2024.

Included within net loans at March 31, 2025 and December 31, 2024, were $2.0 million and $2.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the three months ended March 31,
(In thousands)	2025	2024
Balance at beginning of period	$40,152	$40,161
Loans- charge-off	(4,471)	(58)
Loans- recovery	44	54
Loans- provision (benefit)	4,312	595
Allowance for credit losses - loans	40,037	40,752

Balance at beginning of period	353	1,087
HTM securities (benefit) provision	6	(3)
Allowance for credit losses - HTM securities	359	1,084

Balance at beginning of period	2,627	—
AFS securities (benefit) provision	—	—
Allowance for credit losses - AFS securities	2,627	—

Balance at beginning of period	1,037	1,102
Off-balance sheet- (benefit) provision	337	(106)
Allowance for credit losses - off-balance sheet	1,374	996

Allowance for credit losses	$44,397	$42,832

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2025	2024
Balance at beginning of year	$40,152	$40,161
Provision (benefit) for credit losses	4,312	595

Loans charged-off:
One-to-four family - residential	(5)	(14)
Commercial business and other	(4,466)	(44)
Total loans charged-off	(4,471)	(58)

Recoveries:
One-to-four family - residential	1	1
Small Business Administration	40	5
Commercial business and other	3	48
Total recoveries	44	54

Net charge-offs	(4,427)	(4)
Balance at end of year	$40,037	$40,752

Ratio of net charge-offs to average loans outstanding during the period	0.27%	0.00%
Ratio of ACL - loans to gross loans at end of period	0.59%	0.60%
Ratio of ACL - loans to non-accrual loans at end of the period	86.54%	164.13%
Ratio of ACL - loans to non-performing loans at end of period	86.54%	164.13%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2025:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2025	—	—	—	807,964
February 1 to February 28, 2025	—	—	—	807,964
March 1 to March 31, 2025	—	—	—	807,964
Total	—	$—	—

During the quarter ended March 31, 2025, the Company did not repurchase any shares of the Company’s common stock. On March 31, 2025, 807,964 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	May 7, 2025	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	May 7, 2025	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer