Form 10-Q
period 2025-06-30
FLUSHING FINANCIAL CORP
filed 2025-08-07
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2025 was 33,778,438.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	June 30,	December 31,
	2025	2024

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks (restricted cash of $20,615 and $43,165, respectively)	$150,123	$152,574
Securities held-to-maturity, net of allowance of $355 and $353, respectively (assets pledged of $4,652 and $4,494, respectively; fair value of $45,086 and $44,718, respectively)	50,831	51,485
Securities available for sale, at fair value (amortized cost of $1,396,817 and $1,506,798, respectively; net of an allowance of $3,066 and $2,627, respectively; assets pledged of $106,482 and $49,914, respectively; $13,944 and $13,591 at fair value pursuant to the fair value option, respectively)	1,391,787	1,497,905
Loans held for sale	—	70,098
Loans held for investment, net of fees and costs	6,709,601	6,745,848
Less: Allowance for credit losses	(41,247)	(40,152)
Net loans held of investment	6,668,354	6,705,696
Interest and dividends receivable	59,607	62,036
Bank premises and equipment, net	18,145	17,852
Federal Home Loan Bank of New York stock, at cost	23,773	38,096
Bank owned life insurance	222,583	218,174
Goodwill	—	17,636
Core deposit intangibles	940	1,123
Right of use asset	49,759	45,800
Other assets	140,622	160,497
Total assets	$8,776,524	$9,038,972

Liabilities
Due to depositors:
Non-interest bearing	$899,602	$836,545
Interest-bearing	6,321,395	6,289,306
Total Due to depositors	7,220,997	7,125,851
Mortgagors' escrow deposits	68,355	53,082
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	363,933	678,933
Subordinated debentures	188,686	188,326
Junior subordinated debentures, at fair value	47,552	48,795
Total borrowed funds	600,171	916,054
Operating lease liability	50,102	46,443
Other liabilities	130,522	173,003
Total liabilities	8,070,147	8,314,433

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 38,677,787 shares issued; 33,777,008 and 33,659,067 shares outstanding, respectively)	387	387
Additional paid-in capital	325,162	326,671
Treasury stock, at average cost (4,900,779 and 5,018,720 shares, respectively)	(98,985)	(101,655)
Retained earnings	481,077	492,003
Accumulated other comprehensive income, net of taxes	(1,264)	7,133
Total stockholders' equity	706,377	724,539

Total liabilities and stockholders' equity	$8,776,524	$9,038,972

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$95,005	$92,728	$188,037	$185,687
Interest and dividends on securities:
Interest	20,186	18,209	41,599	30,750
Dividends	28	33	56	66
Other interest income	2,183	2,260	4,246	6,226
Total interest and dividend income	117,402	113,230	233,938	222,729
Interest expense
Deposits	59,037	60,893	116,211	118,758
Other interest expense	5,156	9,561	11,529	18,798
Total interest expense	64,193	70,454	127,740	137,556
Net interest income (loss)	53,209	42,776	106,198	85,173
Provision (benefit) for credit losses	4,194	809	8,512	1,401
Net interest income after provision (benefit) for credit losses	49,015	41,967	97,686	83,772
Non-interest income (loss)
Banking services fee income	1,948	1,583	3,469	2,977
Net gain (loss) on sale of loans	2,757	26	3,387	136
Net gain (loss) from fair value adjustments	1,656	57	1,504	(777)
Federal Home Loan Bank of New York stock dividends	428	669	1,125	1,412
Bank owned life insurance	2,835	1,223	4,409	2,423
Other income	653	658	1,457	1,129
Total non-interest income (loss)	10,277	4,216	15,351	7,300
Non-interest expense
Salaries and employee benefits	22,648	21,723	45,544	43,836
Occupancy and equipment	4,005	3,713	8,097	7,492
Professional services	3,452	2,786	6,337	5,578
FDIC deposit insurance	1,508	1,322	3,217	2,974
Data processing	1,806	1,785	3,674	3,512
Depreciation and amortization of bank premises and equipment	1,367	1,425	2,740	2,882
Other real estate owned / foreclosure expense	220	125	565	270
Impairment of goodwill	—	—	17,636	—
Other operating expenses	5,350	6,168	12,222	12,395
Total non-interest expense	40,356	39,047	100,032	78,939
Income (loss) before income taxes	18,936	7,136	13,005	12,133
Provision (benefit) for income taxes
Federal	3,171	1,198	5,343	2,099
State and local	1,562	616	3,255	1,028
Total provision (benefit) for income taxes	4,733	1,814	8,598	3,127
Net income (loss)	$14,203	$5,322	$4,407	$9,006

Basic earnings (loss) per common share	$0.41	$0.18	$0.12	$0.30
Diluted earnings (loss) per common share	$0.41	$0.18	$0.12	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Net income (loss)	$14,203	$5,322	$4,407	$9,006
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of $22, and $29, respectively, and of $44 and $58, respectively.	(50)	(63)	(100)	(126)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($47), and $898, respectively, and of ($1,327) and $975, respectively.	105	(1,994)	2,975	(2,166)
Net unrealized (losses) gains on cashflow hedges, net of taxes of $1,764 and $634, respectively, and of $5,004 and ($763), respectively.	(3,938)	(1,408)	(11,199)	1,693
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $33, and $15, respectively, and of $31 and $29, respectively.	(76)	(35)	(74)	(66)
Other comprehensive income (loss), net of tax:	(3,959)	(3,500)	(8,398)	(665)
Comprehensive net income (loss)	$10,244	$1,822	$(3,991)	$8,341

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2024	33,659,067	$387	$326,671	$(101,655)	$492,003	$7,133	$724,539
Net income (loss)	—	—	—	—	(9,796)	—	(9,796)
Vesting of restricted stock unit awards	166,543	—	(3,156)	3,368	(212)	—	—
Stock-based compensation expense	—	—	775	—	—	—	775
Repurchase of shares to satisfy tax obligation	(48,922)	—	—	(706)	—	—	(706)
Dividends on common stock ($0.22 per share)	—	—	—	—	(7,523)	—	(7,523)
Other comprehensive income (loss)	—	—	—	—	—	(4,438)	(4,438)
Balance at March 31, 2025	33,776,688	$387	$324,290	$(98,993)	$474,472	$2,695	$702,851
Net income (loss)	—	—	—	—	14,203	—	14,203
Vesting of restricted stock unit awards	500	—	(6)	10	(4)	—	—
Stock-based compensation expense	—	—	878	—	—	—	878
Repurchase of shares to satisfy tax obligation	(180)	—	—	(2)	—	—	(2)
Dividends on common stock ($0.22 per share)	—	—	—	—	(7,594)	—	(7,594)
Other comprehensive income (loss)	—	—	—	—	—	(3,959)	(3,959)
Balance at June 30, 2025	33,777,008	$387	$325,162	$(98,985)	$481,077	$(1,264)	$706,377

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2023	28,865,810	$341	$264,534	$(106,070)	$549,683	$(38,651)	$669,837
Net income (loss)	—	—	—	—	3,684	—	3,684
Vesting of restricted stock unit awards	301,319	—	(5,811)	6,111	(300)	—	—
Stock-based compensation expense	—	—	1,690	—	—	—	1,690
Repurchase of shares to satisfy tax obligation	(98,573)	—	—	(1,682)	—	—	(1,682)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,537)	—	(6,537)
Other comprehensive income (loss)	—	—	—	—	—	2,835	2,835
Balance at March 31, 2024	29,068,556	$341	$260,413	$(101,641)	$546,530	$(35,816)	$669,827
Net income (loss)	—	—	—	—	5,322	—	5,322
Vesting of restricted stock unit awards	500	—	(5)	10	(5)	—	—
Stock-based compensation expense	—	—	177	—	—	—	177
Repurchase of shares to satisfy tax obligation	(176)	—	—	(2)	—	—	(2)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,502)	—	(6,502)
Other comprehensive income (loss)	—	—	—	—	—	(3,500)	(3,500)
Balance at June 30, 2024	29,068,880	$341	$260,585	$(101,633)	$545,345	$(39,316)	$665,322

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2025	2024

	(In thousands)
Operating Activities
Net income (loss)	$4,407	$9,006
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	8,512	1,401
Depreciation and amortization of premises and equipment	2,740	2,882
Net gain on sales of loans	(3,387)	(136)
Net amortization (accretion) of premiums and discounts	1,144	2,072
Impairment of goodwill	17,636	—
Deferred income tax provision (benefit)	6,623	(176)
Net (gain) loss from fair value adjustments	(1,504)	777
Net (gain) loss from fair value adjustments of hedges	(121)	726
Income from Bank owned life insurance	(4,409)	(2,423)
Stock-based compensation expense	1,653	1,867
Deferred compensation	(1,592)	(1,357)
Amortization of core deposit intangibles	183	215
Decrease (increase) in other assets	3,850	(8,067)
(Decrease) increase in other liabilities	(3,106)	(3,446)
Net cash provided by (used in) operating activities	32,629	3,341
Investing Activities
Purchases of premises and equipment	(3,033)	(1,066)
Purchases of Federal Home Loan Bank New York stock	(7,584)	(22,627)
Redemptions of Federal Home Loan Bank New York stock	21,907	7,362
Proceeds from prepayments of securities held-to-maturity	648	906
Purchases of securities available for sale	(39,206)	(826,964)
Proceeds from sales and calls of securities available for sale	34,080	53,528
Proceeds from maturities and prepayments of securities available for sale	90,474	93,108
Proceeds from bank owned life insurance	1,633	—
Change in cash collateral	(22,550)	9,410
Net repayments (originations) of loans	124,365	209,229
Purchases of loans	(77,365)	(96,691)
Proceeds from sale of loans originally classified as held to investment	62,349	4,500
Net cash provided by (used in) investing activities	185,718	(569,305)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the six months ended June 30,
	2025	2024

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$63,057	$(22,089)
Net increase (decrease) in interest-bearing deposits	31,697	105,962
Net increase (decrease) in mortgagors' escrow deposits	15,273	7,320
Net (repayments) proceeds from short-term borrowed funds	(315,000)	474,250
Proceeds from long-term borrowing	—	200,000
Repayment of long-term borrowings	—	(200,000)
Repurchase of shares to satisfy tax obligations	(708)	(1,684)
Cash dividends paid	(15,117)	(13,039)
Net cash provided by (used in) financing activities	(220,798)	550,720
Net (decrease) increase in cash and cash equivalents, and restricted cash	(2,451)	(15,244)
Cash, cash equivalents, and restricted cash, beginning of period	152,574	172,157
Cash, cash equivalents, and restricted cash, end of period	$150,123	$156,913
Supplemental disclosure of cash flow information:
Cash payments for:
Interest paid	$131,517	$133,714
Income taxes paid, net of refunds	173	4,536
Supplemental disclosure of non- cash flow investing activities:
Transfer of loans held for investment to other real estate owned	—	665
Transfer of loans held for investment to loans held for sale	24,067	4,174
Transfer of loans held for sale to loans held for investment	58,781	—
Securities purchased not yet settled	—	—

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Net income (loss), as reported	$14,203	$5,322	$4,407	$9,006
Less: Dividends paid and earnings allocated to participating securities	(238)	(99)	(259)	(204)
Income (loss) attributable to common stock	$13,965	$5,223	$4,148	$8,802

Divided by:
Weighted average common shares and participating securities outstanding	34,511	29,789	34,493	29,765
Less: Weighted average participating securities	(582)	(458)	(562)	(452)
Total weighted average common shares outstanding	33,929	29,331	33,931	29,313

Basic earnings (loss) per common share	$0.41	$0.18	$0.12	$0.30
Diluted earnings (loss) per common share (1)	$0.41	$0.18	$0.12	$0.30
Dividend Payout ratio	53.7%	122.2%	366.7%	146.7%

(1) There were no common stock equivalents outstanding during the periods presented.

4.     Securities

The following tables summarize the Company’s portfolio of securities held-to-maturity at:

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
June 30, 2025	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$43,360	$(355)	$43,005	$—	$(5,065)	$37,940

FNMA	7,826	—	7,826	—	(680)	7,146

Total	$51,186	$(355)	$50,831	$—	$(5,745)	$45,086

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
December 31, 2024	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$44,002	$(353)	$43,649	$—	$(5,834)	$37,815

FNMA	7,836	—	7,836	—	(933)	6,903

Total	$51,838	$(353)	$51,485	$—	$(6,767)	$44,718

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the Company’s portfolio of securities available for sale on:

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
June 30, 2025	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$7,510	$—	$40	$(28)	$7,522
Municipals	20,627	(3,066)	—	(683)	16,878
Corporate	145,038	—	1,143	(4,554)	141,627
Mutual funds	12,291	—	—	—	12,291
Collateralized loan obligations	384,043	—	562	(1,320)	383,285
Other	1,428	—	—	—	1,428
Total other securities	570,937	(3,066)	1,745	(6,585)	563,031
REMIC and CMO	632,223	—	1,748	(1,013)	632,958
GNMA	28,926	—	143	(6)	29,063
FNMA	94,083	—	1,097	(13)	95,167
FHLMC	70,648	—	920	—	71,568
Total mortgage-backed securities	825,880	—	3,908	(1,032)	828,756

Total Securities available for sale	$1,396,817	$(3,066)	$5,653	$(7,617)	$1,391,787

			Gross	Gross
	Amortized		Unrealized	Unrealized
December 31, 2024	Cost	Fair Value	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$8,804	$—	$77	$(33)	$8,848
Municipals	20,627	(2,627)	—	—	18,000
Corporate	130,882	—	735	(6,368)	125,249
Mutual funds	11,890	—	—	—	11,890
Collateralized loan obligations	420,260	—	1,126	(569)	420,817
Other	1,465	—	—	—	1,465
Total other securities	593,928	(2,627)	1,938	(6,970)	586,269
REMIC and CMO	707,540	—	1,107	(1,067)	707,580
GNMA	30,099	—	—	(154)	29,945
FNMA	99,183	—	11	(1,048)	98,146
FHLMC	76,048	—	13	(96)	75,965
Total mortgage-backed securities	912,870	—	1,131	(2,365)	911,636

Total securities available for sale	$1,506,798	$(2,627)	$3,069	$(9,335)	$1,497,905

The corporate securities held by the Company at June 30, 2025 and December 31, 2024, are issued by U.S. banking institutions. The CMOs held by the Company at June 30, 2025 and December 31, 2024, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at June 30, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$43,360	$37,940
Total other securities	43,360	37,940
Mortgage-backed securities	7,826	7,146
Total securities held-to-maturity	$51,186	$45,086

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$60,388	$58,710
Due after five years through ten years	252,833	251,547
Due after ten years	245,425	240,483
Total other securities	558,646	550,740
Mutual funds	12,291	12,291
Mortgage-backed securities	825,880	828,756
Total securities available for sale	$1,396,817	$1,391,787

The following tables show the Company’s securities without an allowance for credit losses with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At June 30, 2025
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	7,146	(680)	—	—	7,146	(680)
Total mortgage-backed securities	1	7,146	(680)	—	—	7,146	(680)

Total	1	$7,146	$(680)	$—	$—	$7,146	$(680)

Available for sale securities
U.S. government agencies	3	$4,497	$(28)	$1,364	$(6)	$3,133	$(22)
Corporate	12	92,648	(4,554)	2,970	(30)	89,678	(4,524)
Collateralized loan obligations	19	252,453	(1,320)	129,928	(191)	122,525	(1,129)
Total other securities	34	349,598	(5,902)	134,262	(227)	215,336	(5,675)

REMIC and CMO	20	253,971	(1,013)	223,583	(630)	30,388	(383)
GNMA	1	1,506	(6)	—	—	1,506	(6)
FNMA	1	19,628	(13)	19,628	(13)	—	—
Total mortgage-backed securities	22	275,105	(1,032)	243,211	(643)	31,894	(389)
Total securities available for sale	56	$624,703	$(6,934)	$377,473	$(870)	$247,230	$(6,064)

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

The Company reviewed all available for sale securities that had an unrealized loss at June 30, 2025 and December 31, 2024. The Company does not have the intent to sell these securities, and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. If the Company identifies any decline in the fair value due to credit loss factors and an evaluation indicates that a credit loss exists, then the present value of cash flows that is expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

Upon this review management determined one municipal security indicated that a credit loss existed at June 30, 2025, resulting in an allowance for credit losses being recorded. At June 30, 2025, this security is non-accrual with an amortized cost of $20.6 million, an allowance for credit losses of $3.1 million and a fair value of $16.9 million.

All but one of the remaining securities held on June 30, 2025, are either rated investment grade or better, and all these securities have a long history of no credit losses. The Bank holds approximately $10 million of corporate debt from a New York based bank holding company that at June 30, 2025 was rated B1. At this time, we do not consider the decline in fair value to be credit related given the underlying bond has not missed any payments and financial performance has not deteriorated to a level where the institution is not well capitalized. The Bank has placed the security on the watch list and will continue to monitor this risk position closely to determine if any action steps and valuation adjustments are required in the future. It is not anticipated that this security or any other available for sale security held at June 30, 2025 would be settled at a price that is less than the amortized cost of the Company’s investment.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company reviewed each held-to-maturity security as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $0.4 million at both June 30, 2025 and December 31, 2024.

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at both June 30, 2025 and December 31, 2024 and accrued interest receivable on available for sale debt securities totaled $7.9 million and $8.8 million at June 30, 2025 and December 31, 2024, respectively.

The following table presents the activity in the allowance for credit losses for debt securities available for sale.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Beginning balance	$2,627	$—	$2,627	$—
Provision (benefit)	439	—	439	—
Allowance for credit losses	$3,066	$—	$3,066	$—

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Beginning balance	$359	$1,084	$353	$1,087
Provision (benefit)	(4)	5	2	2
Allowance for credit losses	$355	$1,089	$355	$1,089

Realized gains and losses on the sales of securities are determined using the specific identification method. The Company did not sell any securities during the three and six months ended June 30, 2025 and 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.     Loans

The following represents the composition of loans as of the dates indicated:

	June 30,	December 31,
	2025	2024

	(In thousands)
Multi-family residential	$2,487,610	$2,527,222
Commercial real estate	1,987,523	1,973,124
One-to-four family ― mixed-use property	493,846	511,222
One-to-four family ― residential	258,608	244,282
Construction	46,798	60,399
Small Business Administration	15,473	19,925
Commercial business and other	1,407,792	1,401,602
Net unamortized premiums and unearned loan fees	11,008	10,097
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,708,658	6,747,873
Unallocated portfolio layer basis adjustments (1)	943	(2,025)
Total loans, net of fees and costs	$6,709,601	$6,745,848

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $46.6 million and $46.3 million at June 30, 2025 and December 31, 2024, respectively, and was included in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded a provision for credit losses on loans totaling $3.8 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded a provision for credit losses on loans totaling $8.1 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. The provision recorded during the three months ended June 30, 2025 was primarily due to increased reserves applied to three Business Banking loans and charges-offs on three Multi-Family residential loans comprising one relationship that were sold. The provision recorded during the six months ended June 30, 2025, was primarily due to reserves on one commercial real estate loan which lost its primary tenant, increased reserves applied to three Business Banking loans and charges-offs on three Multi-Family residential loans that were sold. The ACL - loans totaled $41.2 million on June 30, 2025 compared to $40.2 million on December 31, 2024. On June 30, 2025, the ACL - loans represented 0.62% of gross loans and 83.8% of non-performing loans. On December 31, 2024, the ACL - loans represented 0.60% of gross loans and 120.5% of non-performing loans.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On June 30, 2025, there were no commitments to lend additional funds to borrowers who have received a loan modification due to financial difficulty. There was one loan modifications made to borrowers experiencing financial difficulty at June 30, 2025.

The following table shows loan modifications made to borrowers experiencing financial difficulty by type of modification granted during the period indicated:

	For the three and six months ended June 30, 2025
(Dollars in thousands)	Term Extension and Reduced Interest Rate
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial real estate	1	$8,400	0.4%	Borrower to make interest only payments through December 2026 (18 months) and rate reduced to 6.00% from 7.22%
Total	1	$8,400

	For the six months ended June 30, 2024
(Dollars in thousands)	Term Extension and Reduced Interest Rate
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$378	—%	Extended Maturity to August 2026 (3 months) and reduced the interest rate to zero percent
Total	1	$378

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the payment status at June 30, 2025, of borrowers experiencing financial difficulty for which a modification was granted within the last 12 months:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Multi-family residential	$7,473	$—	$—	$7,473
Commercial real estate	41,082	—	—	41,082
Commercial business and other	7	—	—	7
Total	$48,562	$—	$—	$48,562

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the six months ended June 30, 2025
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$11,707	$13,843	$8,282	$29	$—
Commercial real estate	6,376	23,708	6,799	—	—
One-to-four family - mixed-use property	117	441	441	6	—
One-to-four family - residential	812	1,657	1,657	2	—
Small Business Administration	2,531	2,526	2,526	—	—
Commercial business and other	12,454	8,857	4,287	—	—
Total	$33,997	$51,032	$23,992	$37	$—

	At or for the year ended December 31, 2024
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,640	$11,707	$6,476	$5	$—
Commercial real estate	—	6,376	6,376	—	—
One-to-four family - mixed-use property	1,005	117	117	1	—
One-to-four family - residential	4,670	812	812	2	—
Small Business Administration	2,576	2,531	2,531	—	—
Commercial business and other	11,768	12,454	6,046	3	—
Total	$23,659	$33,997	$22,358	$11	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$963	$742	$1,783	$1,346
Less: Interest income included in the results of operations	(12)	(2)	(37)	(5)
Total foregone interest	$951	$740	$1,746	$1,341

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	At June 30, 2025
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$1,186	$1,797	$13,843	$16,826	$2,476,212	$2,493,038
Commercial real estate	1,990	16,909	6,799	25,698	1,963,758	1,989,456
One-to-four family - mixed-use property	2,748	1,037	441	4,226	492,041	496,267
One-to-four family - residential	2,293	—	1,657	3,950	255,055	259,005
Construction	—	—	—	—	46,587	46,587
Small Business Administration	134	—	2,526	2,660	13,047	15,707
Commercial business and other	23	—	7,149	7,172	1,401,426	1,408,598
Total	$8,374	$19,743	$32,415	$60,532	$6,648,126	$6,708,658

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.9 million related to loans hedged in a closed pool. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three-month periods ended:

	June 30, 2025
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$12,572	$12,982	$1,702	$919	$200	$1,201	$10,461	$40,037
Charge-offs	(1,681)	(72)	—	—	—	(2)	(1,102)	(2,857)
Recoveries	—	—	—	4	—	6	298	308
Provision (benefit)	1,554	301	(24)	(65)	(68)	161	1,900	3,759
Ending balance	$12,445	$13,211	$1,678	$858	$132	$1,366	$11,557	$41,247

	June 30, 2024
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$10,590	$8,802	$1,583	$849	$156	$1,406	$17,366	$40,752
Charge-offs	—	—	—	—	—	—	(11)	(11)
Recoveries	1	—	2	2	—	91	7	103
Provision (benefit)	238	241	(8)	(55)	610	(371)	149	804
Ending balance	$10,829	$9,043	$1,577	$796	$766	$1,126	$17,511	$41,648

The following tables show the activity in the ACL on loans for the six-month periods ended:

	June 30, 2025
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$13,145	$9,288	$1,623	$759	$371	$1,523	$13,443	$40,152
Charge-offs	(1,681)	(72)	—	(5)	—	(2)	(5,568)	(7,328)
Recoveries	—	—	—	5	—	46	301	352
Provision (benefit)	981	3,995	55	99	(239)	(201)	3,381	8,071
Ending balance	$12,445	$13,211	$1,678	$858	$132	$1,366	$11,557	$41,247

	June 30, 2024
			One-to-four
			family -	One-to-four			Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	other	Total
Allowance for credit losses:
Beginning balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161
Charge-offs	—	—	—	(14)	—	—	(55)	(69)
Recoveries	1	—	2	3	—	96	55	157
Provision (benefit)	455	378	(35)	139	608	(596)	450	1,399
Ending balance	$10,829	$9,043	$1,577	$796	$766	$1,126	$17,511	$41,648

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at the periods indicated below:

	June 30, 2025
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$32,183	$115,266	$229,466	$408,332	$266,636	$1,381,280	$3,019	$—	$2,436,182
Watch	—	929	—	2,168	2,519	33,064	—	—	38,680
Special Mention	—	—	—	—	694	2,106	—	—	2,800
Substandard	—	—	—	816	—	14,560	—	—	15,376
Total Multi-family Residential	$32,183	$116,195	$229,466	$411,316	$269,849	$1,431,010	$3,019	$—	$2,493,038
Gross charge-offs	$—	$—	$—	$1,681	$—	$—	$—	$—	$1,681
Commercial Real Estate
Pass	$96,909	$196,460	$193,626	$301,381	$138,181	$950,080	$—	$—	$1,876,637
Watch	—	1,990	4,128	425	7,449	66,550	—	—	80,542
Special Mention	8,400	—	—	—	—	165	—	—	8,565
Substandard	—	—	—	—	—	23,712	—	—	23,712
Total Commercial Real Estate	$105,309	$198,450	$197,754	$301,806	$145,630	$1,040,507	$—	$—	$1,989,456
Gross charge-offs	$—	$—	$—	$—	$—	$72	$—	$—	$72
1-4 Family Mixed-Use Property
Pass	$5,254	$17,657	$22,280	$44,622	$38,657	$360,089	$—	$—	$488,559
Watch	—	—	—	—	—	5,202	—	—	5,202
Special Mention	—	—	—	—	—	1,708	—	—	1,708
Substandard	—	—	—	—	—	798	—	—	798
Total 1-4 Family Mixed-Use Property	$5,254	$17,657	$22,280	$44,622	$38,657	$367,797	$—	$—	$496,267
1-4 Family Residential
Pass	$—	$11,119	$62,111	$32,382	$6,828	$126,048	$5,493	$7,859	$251,840
Watch	—	—	—	489	—	3,378	—	1,585	5,452
Special Mention	—	—	—	—	—	57	—	—	57
Substandard	—	—	—	—	—	1,154	—	502	1,656
Total 1-4 Family Residential	$—	$11,119	$62,111	$32,871	$6,828	$130,637	$5,493	$9,946	$259,005
Gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$—	$5
Construction
Pass	$724	$—	$—	$—	$—	$—	$27,675	$—	$28,399
Watch	—	—	—	—	18,188	—	—	—	18,188
Special Mention	—	—	—	—	—	—	—	—	—
Total Construction	$724	$—	$—	$—	$18,188	$—	$27,675	$—	$46,587
Small Business Administration
Pass	$2,895	$1,734	$1,145	$3,173	$985	$2,589	$—	$—	$12,521
Watch	—	—	—	—	—	283	—	—	283
Special Mention	—	—	—	—	—	173	—	—	173
Substandard	—	—	—	—	1,690	1,040	—	—	2,730
Total Small Business Administration	$2,895	$1,734	$1,145	$3,173	$2,675	$4,085	$—	$—	$15,707
Gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Commercial Business
Pass	$47,306	$93,061	$82,067	$66,317	$23,069	$98,378	$201,803	$—	$612,001
Watch	78	241	4,133	—	3,447	5,910	2,499	—	16,308
Special Mention	—	—	—	—	—	10	—	—	10
Substandard	—	681	354	2,156	—	34	8,476	—	11,701
Doubtful	—	—	—	—	—	1,707	—	—	1,707
Total Commercial Business	$47,384	$93,983	$86,554	$68,473	$26,516	$106,039	$212,778	$—	$641,727
Gross charge-offs	$—	$—	$871	$2,621	$—	$1,953	$94	$—	$5,539
Commercial Business - Secured by RE
Pass	$50,021	$67,279	$43,844	$165,219	$121,034	$288,408	$—	$—	$735,805
Watch	—	8,608	—	—	1,268	18,238	—	—	28,114
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,757	—	—	2,757
Total Commercial Business - Secured by RE	$50,021	$75,887	$43,844	$165,219	$122,302	$309,403	$—	$—	$766,676
Other
Pass	$—	$—	$—	$—	$—	$106	$89	$—	$195
Total Other	$—	$—	$—	$—	$—	$106	$89	$—	$195
Gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$—	$29
Total by Loan Type
Total Pass	$235,292	$502,576	$634,539	$1,021,426	$595,390	$3,206,978	$238,079	$7,859	$6,442,139
Total Watch	78	11,768	8,261	3,082	32,871	132,625	2,499	1,585	192,769
Total Special Mention	8,400	—	—	—	694	4,219	—	—	13,313
Total Substandard	—	681	354	2,972	1,690	44,055	8,476	502	58,730
Total Doubtful	—	—	—	—	—	1,707	—	—	1,707
Total Loans (1)	$243,770	$515,025	$643,154	$1,027,480	$630,645	$3,389,584	$249,054	$9,946	$6,708,658
Total Gross charge-offs	$—	$—	$871	$4,302	$—	$2,061	$94	$—	$7,328

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $0.9 million related to loans hedged in a closed pool at June 30, 2025. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2024
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$116,814	$248,004	$375,084	$272,747	$195,539	$1,250,368	$5,369	$—	$2,463,925
Watch	—	—	7,587	—	2,724	31,665	—	—	41,976
Special Mention	—	—	10,163	—	—	2,388	—	—	12,551
Substandard	—	—	—	704	2,811	9,646	—	—	13,161
Total Multi-family Residential	$116,814	$248,004	$392,834	$273,451	$201,074	$1,294,067	$5,369	$—	$2,531,613
Commercial Real Estate
Pass	$199,396	$197,228	$310,725	$144,569	$122,576	$924,520	$—	$—	$1,899,014
Watch	—	—	430	4,023	6,660	58,119	—	—	69,232
Substandard	—	—	—	—	—	6,376	—	—	6,376
Total Commercial Real Estate	$199,396	$197,228	$311,155	$148,592	$129,236	$989,015	$—	$—	$1,974,622
Gross charge-offs	$—	$—	$—	$—	$—	$421	$—	$—	$421
1-4 Family Mixed-Use Property
Pass	$17,759	$23,552	$45,487	$40,515	$27,448	$352,004	$—	$—	$506,765
Watch	—	—	—	—	—	5,338	—	—	5,338
Special Mention	—	—	—	—	445	1,273	—	—	1,718
Substandard	—	—	—	—	—	117	—	—	117
Total 1-4 Family Mixed-Use Property	$17,759	$23,552	$45,487	$40,515	$27,893	$358,732	$—	$—	$513,938
1-4 Family Residential
Pass	$2,136	$53,556	$22,382	$7,117	$16,039	$121,653	$6,256	$8,588	$237,727
Watch	—	—	496	254	—	2,769	113	1,265	4,897
Special Mention	—	—	—	—	—	838	—	215	1,053
Substandard	—	—	—	—	—	477	—	439	916
Total 1-4 Family Residential	$2,136	$53,556	$22,878	$7,371	$16,039	$125,737	$6,369	$10,507	$244,593
Gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Construction
Pass	$—	$51	$2	$18,215	$—	$—	$39,230	$—	$57,498
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	2,616	—	—	—	—	—	—	2,616
Total Construction	$—	$2,667	$2	$18,215	$—	$—	$39,230	$—	$60,114
Small Business Administration
Pass	$7,356	$1,906	$3,211	$1,092	$1,672	$1,123	$—	$—	$16,360
Watch	—	—	—	—	—	774	—	—	774
Special Mention	—	—	—	—	—	325	—	—	325
Substandard	—	—	—	1,691	—	1,045	—	—	2,736
Total Small Business Administration	$7,356	$1,906	$3,211	$2,783	$1,672	$3,267	$—	$—	$20,195
Gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial Business
Pass	$109,139	$92,916	$71,479	$29,665	$17,744	$99,620	$208,419	$—	$628,982
Watch	166	4,850	—	1,630	4,310	1,720	1,500	—	14,176
Special Mention	—	—	—	—	—	16	—	—	16
Substandard	716	429	4,891	—	—	3,119	3,856	—	13,011
Doubtful	—	462	—	—	—	—	570	—	1,032
Total Commercial Business	$110,021	$98,657	$76,370	$31,295	$22,054	$104,475	$214,345	$—	$657,217
Gross charge-offs	$—	$—	$—	$4,121	$—	$266	$3,083	$—	$7,470
Commercial Business - Secured by RE
Pass	$68,613	$45,976	$169,904	$125,523	$99,794	$203,839	$673	$—	$714,322
Watch	8,671	—	—	—	3,721	396	—	—	12,788
Special Mention	—	—	—	—	—	14,418	—	—	14,418
Substandard	—	—	—	—	—	3,884	—	—	3,884
Total Commercial Business - Secured by RE	$77,284	$45,976	$169,904	$125,523	$103,515	$222,537	$673	$—	$745,412
Other
Pass	$—	$—	$—	$—	$—	$85	$84	$—	$169
Total Other	$—	$—	$—	$—	$—	$85	$84	$—	$169
Gross charge-offs	$—	$—	$—	$—	$—	$57	$—	$—	$57
Total by Loan Type
Total Pass	$521,213	$663,189	$998,274	$639,443	$480,812	$2,953,212	$260,031	$8,588	$6,524,762
Total Watch	8,837	4,850	8,513	5,907	17,415	100,781	1,613	1,265	149,181
Total Special Mention	—	2,616	10,163	—	445	19,258	—	215	32,697
Total Substandard	716	429	4,891	2,395	2,811	24,664	3,856	439	40,201
Total Doubtful	—	462	—	—	—	—	570	—	1,032
Total Loans (1)	$530,766	$671,546	$1,021,841	$647,745	$501,483	$3,097,915	$266,070	$10,507	$6,747,873
Total Gross charge-offs	$—	$—	$—	$4,121	$—	$765	$3,083	$—	$7,969

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $2.0 million related to loans hedged in a closed pool at December 31, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans were $2.5 million and $2.7 million at June 30, 2025 and December 31, 2024, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	June 30, 2025		December 31, 2024
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$13,843	$—	$11,707	$—
Commercial real estate	23,708	—	6,376	—
One-to-four family - mixed-use property	441	—	117	—
One-to-four family - residential	1,657	—	812	—
Small Business Administration	—	2,526	—	2,531
Commercial business and other	2,757	6,100	3,884	8,570
Total	$42,406	$8,626	$22,896	$11,101

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

On June 30, 2025, the Company had commitments to extend credit totaling $385.3 million.

The following table presents the activity in the allowance for off-balance sheet credit losses for the three months ended:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,374	996	$1,037	1,102
Provision (benefit) (1)	(398)	6	(61)	(100)
Allowance for Off-Balance Sheet - Credit losses (2)	$976	$1,002	$976	$1,002

(1) Included in “Other operating expenses” on the Consolidated Statements of Operations.

(2) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2025, the Company did not have any loans designated as held for sale. At December 31, 2024, the Company had $70.1 million in performing multi-family loans held for sale net of a valuation allowance of $3.8 million. The valuation allowance represents the loss recorded to mark these loans down to the estimated price that could be obtained in a whole loan sale. The valuation allowance was recorded in net gain (loss) on sale of loans in the Consolidated Statements of Operations. During the three months ended June 30, 2025, the Company transferred $32.1 million of loans classified as held for sale back to held for investment, as management determined to no longer sell these performing loans. Upon transfer a previously recorded valuation allowance was reversed and recorded as a net gain on sale totaling $2.6 million.

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

The following tables show loans sold during the periods indicated:

	For the three months ended June 30, 2025
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (1)

Performing loans
Small Business Administration	2	$1,025	$—	$98
Total	2	$1,025	$—	$98
Delinquent and non-performing loans
Multi-family residential	4	$12,894	$(1,681)	$68
Total	4	$12,894	$(1,681)	$68

	For the three months ended June 30, 2024
(Dollars in thousands)	Loans sold	Proceeds		Net charge-offs	Net gain
Delinquent and non-performing loans
Multi-family residential	1	S	432	$—	$—
One-to-four family - mixed-use property	1		258	—	26
Total	2		$690	$—	$26

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2025
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (2)

Performing loans
Multi-family residential	12	$33,721	$—	$—
Commercial	1	3,120	—	—
Small Business Administration	6	6,829	—	532
Total	19	$43,670	$—	$532
Delinquent and non-performing loans
Multi-family residential	5	$13,444	$(1,681)	$202
Commercial	1	5,098	—	238
One-to-four family - mixed-use property	1	137	—	19
Total	7	$18,679	$(1,681)	$459

	For the six months ended June 30, 2024
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Delinquent and non-performing loans
Multi-family residential	4	$1,984	$—	$55
Commercial	2	970	—	—
One-to-four family - mixed-use property	5	1,546	—	81
Total	11	$4,500	$—	$136
(1)	Does not include $2.6 million net gain on sale recorded from the reversal of a previously recorded valuation allowance upon the transfer of $32.1 million of loans held for sale to loans held for investment.
(2)	Does not include $2.6 million net gain on sale recorded from the reversal of a previously recorded valuation allowance upon the transfer of $32.1 million of loans held for sale to loans held for investment and $0.2 million net loss on sale recorded to write-down performing mortgage loans to their anticipated sales price.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 32 operating leases for branches (including headquarters) and office spaces, one operating lease for a vehicle, and one operating lease for equipment. Our leases have remaining lease terms ranging from seven months to approximately 11 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of the lease term. During the three months ended June 30, 2025, the Company entered into an agreement to extend the term of its corporate headquarters operating lease by 3 years. During the three months ended June 30, 2024, the Company entered into agreements to extend the term of five of its operating leases by 10 years each.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has two agreements in 2025 and 2024 that qualified as short-term leases, respectively.

Certain leases have escalation clauses for operating expenses and real estate taxes, which are recorded as variable lease cost. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Operating lease ROU assets	$49,759	$45,800

Operating lease liabilities	$50,102	$46,443

Weighted-average remaining lease term-operating leases	7.0 years	7.3 years
Weighted average discount rate-operating leases	4.2%	4.0%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended June 30,
(In thousands)	Line Item Presented	2025	2024
Lease Cost
Operating lease cost	Occupancy and equipment	$2,321	$2,221
Operating lease cost	Other operating expenses	2	17
Short-term lease cost	Professional services, Occupancy and equipment and other operating expenses	57	40
Variable lease cost	Occupancy and equipment	303	323
Total lease cost		$2,683	$2,601

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$2,584	$2,457
Right-of-use assets obtained in exchange for new operating lease liabilities		$7,833	$10,894

		For the six months ended June 30,
(In thousands)	Line Item Presented	2025	2024
Lease Cost
Operating lease cost	Occupancy and equipment	$4,641	$4,457
Operating lease cost	Other operating expenses	7	37
Short-term lease cost	Professional Services, Occupancy and equipment and Other operating expenses	100	82
Variable lease cost	Occupancy and equipment	627	593
Total lease cost		$5,375	$5,169

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$5,095	$4,909
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities		$7,833	$10,894

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of June 30, 2025:

Minimum Rental
(In thousands)
Years ended December 31:
2025	$3,827
2026	9,809
2027	9,042
2028	8,899
2029	7,688
Thereafter	19,488
Total minimum payments required	58,753
Less: implied interest	(8,651)
Total lease obligations	$50,102

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

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of PRSUs in addition to time-based RSUs. Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of June 30, 2025, PRSUs granted in 2025 and 2024 are being accrued at target with no accrual for the 2023 PRSUs. The different levels of accrual are commensurate with the projected performance of the respective grant.

For the three months ended June 30, 2025 and 2024, the Company’s net income, as reported, included $0.8 million and $0.3 million, respectively, of stock-based compensation costs, as recorded in salaries and employee benefits on the Consolidated Statements of Operations, including the benefit or expense of phantom stock awards, and $0.2 million and $0.1 million, respectively, of income tax benefits related to the stock-based compensation plans.

For the six months ended June 30, 2025 and 2024, the Company’s net income, as reported, included $1.3 million and $1.3 million, respectively, of stock-based compensation costs, as recorded in salaries and employee benefits on the Consolidated Statements of Operations, including the benefit or expense of phantom stock awards, and $0.4 million and $0.3 million of income tax benefit, respectively, related to the stock-based compensation plans

During the three months ended June 30, 2025 and 2024 the Company did not grant any RSU or PRSU awards, respectively. During the six months ended June 30, 2025 and 2024 the Company granted 228,501 and 217,650 RSU awards and 71,700 and 67,350 PRSU awards, respectively As of June 30, 2025, 637,949 shares were available for future issuance under the 2024 Omnibus Plan.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s RSU and PRSU awards under the 2024 Omnibus Plan for the three months ended June 30, 2025:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2024	322,796	$18.91	83,160	$17.42
Granted	228,501	14.44	71,700	14.56
Added (reduced) shares due to performance factor	—	—	(15,810)	19.99
Vested	(114,161)	18.00	—	—
Non-vested awards at June 30, 2025	437,136	$16.81	139,050	$15.65
Vested but unissued at June 30, 2025	158,272	$19.13	—	$—

As of June 30, 2025, there was $6.5 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of awards vested for the three months ended June 30, 2025 and 2024, was $0.2 million at both periods. The total fair value of awards vested for the six months ended June 30, 2025 and 2024 was $1.3 million and $2.7 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended June 30, 2025:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2024	195,871	$14.28
Granted	14,850		$13.21
Distributions	(953)		$14.06
Outstanding and vested at June 30, 2025	209,768	$11.88

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($0.1) million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 for both the three months ended June 30, 2025 and 2024.

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of ($0.4) million and ($0.5) million for the six months ended June 30, 2025 and 2024, respectively. The total fair value of the distributions from the Phantom Stock Plan was $13,000 and $22,000 for the six months ended June 30, 2025, and 2024, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Employee Pension Plan:
Interest cost	$203	$194	$407	$388
Expected return on plan assets	(277)	(284)	(554)	(568)
Net employee pension benefit (1)	$(74)	$(90)	$(147)	$(180)

Outside Director Pension Plan:
Service cost	$2	$2	$4	$4
Interest cost	12	11	24	22
Amortization of unrecognized gain	(25)	(38)	(50)	(76)
Net outside director pension (benefit) expense (2)	$(11)	$(25)	$(22)	$(50)

Other Postretirement Benefit Plans:
Service cost	$38	$42	$76	$84
Interest cost	115	96	230	192
Amortization of unrecognized gain	(48)	(54)	(96)	(108)
Net other postretirement expense (1)	$105	$84	$210	$168

(1) Reported in the Consolidated Statements of Operations as part of salaries and employee benefits.

(2) Reported in the Consolidated Statements of Operations as part of other operating expenses.

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2024 that it expects to contribute $0.1 million to the outside director pension plan (the “Outside Director Pension Plan”) and $0.3 million to the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2025. The Company does not expect to contribute to the employee pension plan during the year ending December 31, 2025. As of June 30, 2025, the Company had contributed $20,000 to the Other Postretirement Benefit Plans. As of June 30, 2025, the Company has not revised its expected contributions for the year ending December 31, 2025.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities carried under the fair value option during the three and six months ended June 30, 2025 and 2024.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Operations – Net (loss) gain from fair value adjustments, at or for the periods ended as indicated:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the three months ended June 30,		For the six months ended June 30,
Description	June 30, 2025	December 31, 2024	2025	2024	2025	2024
(In thousands)
Mortgage-backed securities	$226	$237	$—	$1	$—	$1
Other securities	13,718	13,355	(8)	(51)	180	(151)
Borrowed funds	47,552	48,795	1,664	107	1,324	(627)
Net gain (loss) from fair value adjustments			$1,656	$57	$1,504	$(777)

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

The borrowed funds had a contractual principal amount of $61.9 million at both June 30, 2025 and December 31, 2024. The fair value of borrowed funds includes accrued interest payable of $0.4 million at both June 30, 2025 and December 31, 2024.

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

Level 1 – when quoted market prices are available in an active market. At June 30, 2025 and December 31, 2024, Level 1 included one mutual fund.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2025 and December 31, 2024, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At June 30, 2025 and December 31, 2024, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company, as well as municipal bonds.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at June 30, 2025 and December 31, 2024:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2025	2024	2025	2024	2025	2024	2025	2024

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$828,756	$911,636	$—	$—	$828,756	$911,636
Other securities	12,291	11,890	532,434	554,914	18,306	19,465	563,031	586,269
Derivatives	—	—	43,929	54,700	—	—	43,929	54,700

Total assets	$12,291	$11,890	$1,405,119	$1,521,250	$18,306	$19,465	$1,435,716	$1,552,605

Liabilities:
Borrowings	$—	$—	$—	$—	$47,552	$48,795	$47,552	$48,795
Derivatives	—	—	32,080	20,396	—	—	32,080	20,396

Total liabilities	$—	$—	$32,080	$20,396	$47,552	$48,795	$79,632	$69,191

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	June 30, 2025			June 30, 2024
		Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	Municipals	securities	debentures	securities	debentures
(In thousands)
Beginning balance	$18,000	$1,474	$49,103	$1,460	$48,622
Net gain (loss) from fair value adjustment of financial assets (1)	—	(46)	—	(2)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	—	(1,664)	—	(106)
Increase (decrease) in accrued interest	—	—	4	(1)	(24)
(Provision) benefit for credit losses	(439)	—	—	—	—
Change in unrealized gains (losses) included in other comprehensive loss-assets	(683)	—	—	—	—
Change in unrealized (gains) losses included in other comprehensive loss-liabilities	—	—	109	—	49
Ending balance	$16,878	$1,428	$47,552	$1,457	$48,541
Changes in unrealized gains (losses) held at period end	$(683)	$—	$2,177	$—	$2,330

(1) Presented in the Consolidated Statements of Operations under net (loss) gain from fair value adjustments.

	For the six months ended
	June 30, 2025			June 30, 2024
		Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	Municipals	securities	debentures	securities	debentures
(In thousands)
Beginning balance	$18,000	$1,465	$48,795	$1,437	$47,850
Net gain (loss) from fair value adjustment of financial assets (1)	—	—	—	21	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	(36)	(1,324)	—	629
Increase (decrease) in accrued interest	—	(1)	(24)	(1)	(32)
(Provision) benefit for credit losses	(439)	—	—	—	—
Change in unrealized gains (losses) included in other comprehensive loss-assets	(683)	—	—	—	—
Change in unrealized (gains) losses included in other comprehensive loss-liabilities	—	—	105	—	94
Ending balance	$16,878	$1,428	$47,552	$1,457	$48,541
Changes in unrealized gains (losses) held at period end	$(683)	$—	$2,177	$—	$2,330

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	June 30, 2025
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$16,878	Discounted cash flows	Spread over A rated Municipal Curves	5.9%	n/a
Trust preferred securities	1,428	Discounted cash flows	Spread over 3-month SOFR	4.7	n/a

Liabilities:
Junior subordinated debentures	$47,552	Discounted cash flows	Spread over 3-month SOFR	4.7%	n/a

	December 31, 2024
		Valuation	Input		Weighted
	Fair Value	Technique	Unobservable	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$18,000	Sales approach	Reduction for planned expedited disposal	n/a	n/a
Trust preferred securities	1,465	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

Liabilities:
Junior subordinated debentures	$48,795	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at June 30, 2025 and December 31, 2024, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at June 30, 2025 and December 31, 2024:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2025	2024	2025	2024	2025	2024	2025	2024

	(In thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$26,318	$16,784	$26,318	$16,784

Total assets	$—	$—	$—	$—	$26,318	$16,784	$26,318	$16,784

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At June 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$9,703	Income approach	Capitalization rate	5.5 to 6.5%	5.7%

Impaired loans	$15,283	Sales approach	Adjustment to sales comparison value	-25.0 to 10.0%	(6.4)%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	$1,332	Discounted Cashflow	Discount Rate	8.3%	8.3%
			Probability of Default	25.0%	25.0%

	At December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$4,121	Sales approach	Adjustment to sales comparison value	-%	-%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	$2,453	Discounted Cashflow	Discount Rate	9.3% to 10.0%	9.5%
			Probability of Default	25.0% to 50.0%	33.2%

Impaired loans	$10,210	Income approach	Capitalization rate	4.8% to 6.5%	5.7%

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024.

The methods and assumptions used to estimate fair value at June 30, 2025 and December 31, 2024 are as follows:

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	June 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$150,123	$150,123	$150,123	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,826	7,146	—	7,146	—
Other securities	43,005	37,940	—	—	37,940
Securities available for sale
Mortgage-backed securities	828,756	828,756	—	828,756	—
Other securities	563,031	563,031	12,291	532,434	18,306
Loans held for investment, net of fees and costs	6,709,601	6,424,090	—	—	6,424,090
FHLB-NY stock	23,773	23,773	—	23,773	—
Accrued interest receivable	59,607	59,607	—	59,607	—
Derivatives	43,929	43,929	—	43,929	—

Liabilities:

Deposits	$7,289,352	$7,285,829	$4,836,728	$2,449,101	$—
Borrowed Funds	600,171	571,849	—	524,297	47,552
Accrued interest payable	12,900	12,900	—	12,900	—
Derivatives	32,080	32,080	—	32,080	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$152,574	$152,574	$152,574	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,836	6,903	—	6,903	—
Other securities	43,649	37,815	—	—	37,815
Securities available for sale
Mortgage-backed securities	911,636	911,636	—	911,636	—
Other securities	586,269	586,269	11,890	554,914	19,465
Loans held for sale	70,098	70,098	—	—	70,098
Loans held for investment, net of fees and costs	6,745,848	6,506,439	—	—	6,506,439
FHLB-NY stock	38,096	38,096	—	38,096	—
Accrued interest receivable	62,036	62,036	—	62,036	—
Derivatives	54,700	54,700	—	54,700	—

Liabilities:

Deposits	$7,178,933	$7,148,847	$4,528,769	$2,620,078	$—
Borrowed Funds	916,054	887,312	—	838,517	48,795
Accrued interest payable	12,275	12,275	—	12,275	—
Derivatives	20,396	20,396	—	20,396	—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.     Derivative Financial Instruments

At June 30, 2025, the Company’s derivative financial instruments consisted of interest rate swaps and interest rate floor options. At December 31, 2024, the Company’s derivative financial instruments consisted of interest rate swaps. At June 30, 2025, the Company’s derivatives are used for four purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans with a notional amount of $712.0 million and $695.6 million of swaps outstanding at June 30, 2025 and December 31, 2024, respectively; 2) to facilitate risk management strategies for our loan customers with $1.0 billion of swaps outstanding, which include $523.2 million each with customers and bank counterparties at June 30, 2025 and $973.9 million of swaps outstanding, which include $486.9 million each with customers and bank counterparties at December 31, 2024; 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered deposits with $725.8 million and $950.8 million of swaps outstanding at June 30, 2025 and December 31, 2024, respectively; and 4) to mitigate the Company’s exposure to decreasing interest rates on a portion of its adjustable rate loan portfolio with a notional amount of $100.0 million of interest rate floor options outstanding at June 30, 2025. There were no interest rate floor options outstanding at December 31, 2024.

At June 30, 2025 and December 31, 2024, the Company maintained portfolio layer hedges on a closed portfolio of loans with a notional amount of $520.0 million and $500.0 million, respectively.

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

At June 30, 2025 and December 31, 2024, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At June 30, 2025 and December 31, 2024, derivatives with a combined notional amount of $1.0 billion and $973.9 million, respectively, were not designated as hedges. At June 30, 2025 and December 31, 2024, derivatives with a combined notional amount of $712.0 million and $695.6 million, respectively, were designated as fair value hedges. At June 30, 2025 and December 31, 2024, derivatives with a combined notional amount of $825.8 million and $950.8 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction affected earnings. During the three months ended June 30, 2025 and 2024, $2.8 million and $6.4 million in reduced expense, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense. During the six months ended June 30, 2025 and 2024, $7.3 million and $13.3 million in reduced expense was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) into earnings is $4.1 million in reduced expense.

A portion of the reduced expense is driven by the amortization of income from terminated cash flow hedges. This income is amortized over the remaining original terms of terminated cash flow hedges. During the three months ended June 30, 2025 and 2024, there were no cashflow hedges terminated. During the six months ended June 30, 2025, there were no cashflow hedges terminated. During the six months ended June 30, 2024, the Company terminated seven cash flow hedges with a combined notional value of $420.8 million, resulting in a net gain of $1.7 million. During the three months ended June 30, 2025 and 2024, income from the amortization of terminated cash flow hedges totaled $0.1 million and $0.2

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

million, respectively. During the six months ended June 30, 2025 and 2024, income from the amortization of terminated cash flow hedges totaled $0.3 million and $1.0 million, respectively.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

June 30, 2025	(In thousands)
Cash flow hedges:
Interest rate swaps (deposits)	$205,000	$3,437	$520,750	$4,962
Interest rate floor options (loans)	100,000	1,474	—	—
Fair value hedges:
Interest rate swaps (loans)	437,002	13,496	275,000	1,596
Non hedge:
Interest rate swaps (loans)	523,193	25,522	523,193	25,522
Total	$1,265,195	$43,929	$1,318,943	$32,080

December 31, 2024
Cash flow hedges:
Interest rate swaps (deposits)	$950,750	$14,686	$—	$—
Fair value hedges:
Interest rate swaps (loans)	560,587	19,812	135,000	194
Non hedge:
Interest rate swaps (loans)	486,929	20,202	486,929	20,202
Total	$1,998,266	$54,700	$621,929	$20,396

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Value Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Loans
Multi-family residential	$87,385	$76,882	$856	$(11,015)
Commercial real estate	81,895	62,843	720	(4,009)
Commercial business	26,292	39,500	216	(3,113)
Total	$195,572	$179,225	$1,792	$(18,137)

Portfolio Layer
Loans held for Investment (1)	$520,000	$500,000	$943	$(2,025)
Total	$520,000	$500,000	$943	$(2,025)

(1) Carrying amount represents the amortized cost of the portfolio layer method closed portfolio at June 30 2025 and December 31, 2024, totaling $2.3 billion and $2.4 billion, respectively. The cumulative amount of basis adjustments at June 30, 2025 and December 31, 2024 were ($0.9) million and $2.0 million, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations for the periods indicated:

		For the three months ended		For the six months ended
	Affected Line Item in the Statements	June 30,		June 30,
(In thousands)	Where Net Income is Presented	2025	2024	2025	2024
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	2,044	3,796	3,990	7,383

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	—	1,056	—	2,004

Interest rate swaps - non hedge (municipal deposit)	Interest expense - Deposits	—	—	—	1

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	—	—	—	364

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	2,883	6,432	7,426	12,930

Interest rate floor options - cash flow hedge (loans)	Interest and fees on loans	(103)	—	(115)	—
Total net income (expense) from the effects of derivative instruments		$4,824	$11,284	$11,301	$22,682

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

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
June 30, 2025
Assets:
Interest rate swaps	$42,455	$—	$42,455	$—	$(20,615)	$21,840
Interest rate floor options	1,474	—	1,474	—	—	1,474
Liabilities:
Interest rate swaps	32,080	—	32,080	—	—	32,080

December 31, 2024
Assets:
Interest rate swaps	$54,700	$—	$54,700	$—	$(47,665)	$7,035
Liabilities:
Interest rate swaps	20,396	—	20,396	—	—	20,396

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended June 30, 2025
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(1,460)	$3,467	$(898)	$1,586	$2,695

Other comprehensive income (loss) before reclassifications, net of tax	105	(2,020)	—	(76)	(1,991)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1,918)	(50)	—	(1,968)

Net current period other comprehensive income (loss), net of tax	105	(3,938)	(50)	(76)	(3,959)

Ending balance, net of tax	$(1,355)	$(471)	$(948)	$1,510	$(1,264)

	For the three months ended June 30, 2024
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(54,916)	$17,897	$(444)	$1,647	$(35,816)

Other comprehensive income (loss) before reclassifications, net of tax	(1,994)	3,026	—	(35)	997

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(4,434)	(63)	—	(4,497)

Net current period other comprehensive income (loss), net of tax	(1,994)	(1,408)	(63)	(35)	(3,500)

Ending balance, net of tax	$(56,910)	$16,489	$(507)	$1,612	$(39,316)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2025
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(4,331)	$10,728	$(848)	$1,584	$7,133

Other comprehensive income (loss) before reclassifications, net of tax	2,976	(6,151)	—	(74)	(3,249)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(5,048)	(100)	—	(5,148)

Net current period other comprehensive income (loss), net of tax	2,976	(11,199)	(100)	(74)	(8,397)

Ending balance, net of tax	$(1,355)	$(471)	$(948)	$1,510	$(1,264)

	For the six months ended June 30, 2024
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

Other comprehensive income (loss) before reclassifications, net of tax	(2,166)	10,857	—	(66)	8,625

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(9,164)	(126)	—	(9,290)

Net current period other comprehensive income (loss), net of tax	(2,166)	1,693	(126)	(66)	(665)

Ending balance, net of tax	$(56,910)	$16,489	$(507)	$1,612	$(39,316)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended June 30, 2025
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$2,883		Interest expense
Interest rate floor options benefit (expense)	(103)		Interest and fees on loans
	2,780		Total before tax
	(862)		Provision (benefit) for income taxes
	$1,918

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$74	(1)	Other operating expense
	(24)		Provision (benefit) for income taxes
	$50

For the three months ended June 30, 2024
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$6,432		Interest expense
	(1,998)		Provision (benefit) for income taxes
	$4,434

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$92	(1)	Other operating expense
	(29)		Provision (benefit) for income taxes
	$63
(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) of the Notes to the Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2025
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$7,426		Interest expense
	(115)		Interest and fees on loans
	7,311		Total before tax
	(2,266)		Provision (benefit) for income taxes
$5,045

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$146	(1)	Other operating expenses
	(46)		Provision (benefit) for income taxes
$100

For the six months ended June 30, 2024
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
	(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$13,294		Interest expense
	(4,130)		Provision (benefit) for income taxes
	$9,164

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$184	(1)	Other operating expenses
	(58)		Provision (benefit) for income taxes
	$126

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) of the Notes to the Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of June 30, 2025, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 5.74% and 5.11% at June 30, 2025 and December 31, 2024, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	June 30, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$875,604	9.82%	$847,588	9.31%
Requirement to be well-capitalized	445,626	5.00	455,335	5.00
Excess	429,978	4.82	392,253	4.31

Common Equity Tier I risk-based capital:
Capital level	$875,604	13.11%	$847,588	12.51%
Requirement to be well-capitalized	433,982	6.50	440,259	6.50
Excess	441,622	6.61	407,329	6.01

Tier I risk-based capital:
Capital level	$875,604	13.11%	$847,588	12.51%
Requirement to be well-capitalized	534,132	8.00	541,857	8.00
Excess	341,472	5.11	305,731	4.51

Total risk-based capital:
Capital level	$917,250	13.74%	$887,902	13.11%
Requirement to be well-capitalized	667,665	10.00	677,321	10.00
Excess	249,585	3.74	210,581	3.11

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of June 30, 2025, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at June 30, 2025 and December 31, 2024 was 5.10% and 4.82%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	June 30, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$740,871	8.31%	$731,958	8.04%
Requirement to be well-capitalized	445,628	5.00	455,297	5.00
Excess	295,243	3.31	276,661	3.04

Common Equity Tier I risk-based capital:
Capital level	$695,099	10.41%	$685,004	10.13%
Requirement to be well-capitalized	433,915	6.50	439,533	6.50
Excess	261,184	3.91	245,471	3.63

Tier I risk-based capital:
Capital level	$740,871	11.10%	$731,958	10.82%
Requirement to be well-capitalized	534,050	8.00	540,964	8.00
Excess	206,821	3.10	190,994	2.82

Total risk-based capital:
Capital level	$972,517	14.57%	$962,272	14.23%
Requirement to be well-capitalized	667,562	10.00	676,205	10.00
Excess	304,955	4.57	286,067	4.23

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents consolidated net income (loss) and other important metrics the CODM will use to evaluate the operations of the Company:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share data)
Net income (loss)	$14,203	$5,322	$4,407	$9,006

Diluted earnings (loss) per common share	$0.41	$0.18	$0.12	$0.30

Return on average assets	0.64%	0.24%	0.10%	0.21%
Return on average equity	8.00%	3.19%	1.22%	2.69%
Book value per common share	$20.91	$22.89	$20.91	$22.89

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

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At June 30, 2025, the Bank owns two subsidiaries: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended June 30, 2025, we reported a net income of $14.2 million, or $0.41 per diluted common share, an increase of $8.9 million, or 166.9% from net income of $5.3 million, or $0.18 per diluted common share earned in the three months ended June 30, 2024.

During the three months ended June 30, 2025, the net interest margin increased 49 basis points to 2.54% from 2.05% in the three months ended June 30, 2024. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the net interest margin increased 46 basis points to 2.48% for the three months ended June 30, 2025, from 2.02% for the three months ended June 30, 2024.

Approximately 90% of our loan portfolio is collateralized by real estate with an average loan to value of less than 35%, based on appraisal at origination. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At June 30, 2025, our allowance for credit losses (“ACL”) to gross loans stood at 0.62% and our ACL to non-performing loans was 83.8%. Non-performing assets at the end of the quarter were 0.75% of total assets.

The Bank and Company remain well-capitalized under current capital regulations of the FDIC and the Federal Reserve Board, respectively, and are subject to similar regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents operating data highlights for the periods indicated:

	For the three months ended June 30,
	2025	2024

	(In thousands, except per share data)
Quarterly operating data:
Interest and dividend income	$117,402	$113,230
Interest expense	64,193	70,454
Net interest income (loss)	53,209	42,776
Provision (benefit) for credit losses	4,194	809
Non-interest income (loss)	10,277	4,216
Non-interest expense	40,356	39,047
Income (loss) before income taxes	18,936	7,136
Provision (benefit) for income taxes	4,733	1,814
Net income (loss)	$14,203	$5,322

Basic earnings (loss) per common share	$0.41	$0.18
Diluted earnings (loss) per common share	0.41	0.18
Dividends per common share	$0.22	$0.22

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

General. Net income for the three months ended June 30, 2025 was $14.2 million, an increase of $8.9 million, or 166.9%, from $5.3 million for the three months ended June 30, 2024. Diluted earnings per common share was $0.41 for the three months ended June 30, 2025, an increase of $0.23, or 127.8%, from $0.18 for the three months ended June 30, 2024. Return on average equity was 8.00% for the three months ended June 30, 2025 compared to 3.19% for the three months ended June 30, 2024. Return on average assets was 0.64% for the three months ended June 30, 2025 compared to 0.24% for the three months ended June 30, 2024.

Interest Income. Interest and dividend income increased $4.2 million, or 3.7%, to $117.4 million for the three months ended June 30, 2025, from $113.2 million for the three months ended June 30, 2024. The increase in interest income was primarily attributable to the 16 basis point increase in the yield on interest-earning assets to 5.59% for the three months ended June 30, 2025, compared to 5.43% for the three months ended June 30, 2024, coupled with the average balance of total interest-earning assets increasing $47.6 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 14 basis points to 5.53% for the three months ended June 30, 2025, from 5.39% for the three months ended June 30, 2024.

Interest Expense. Interest expense decreased $6.3 million, or 8.9%, to $64.2 million for the three months ended June 30, 2025, from $70.5 million for the three months ended June 30, 2024. The decline in interest expense was primarily due to the average cost of interest-bearing liabilities decreasing 37 basis points to 3.58% for the three months ended June 30, 2025, from 3.95% for the three months ended June 30, 2024, partially offset by the average balance of interest-bearing liabilities increasing $36.3 million to $7,176.4 million for the three months ended June 30, 2025, from $7,140.1 million for the comparable prior year period.

Net Interest Income. Net interest income for the three months ended June 30, 2025, was $53.2 million, an increase of $10.4 million, or 24.4%, from $42.8 million for the three months ended June 30, 2024. The increase in net interest income was driven by an increase in the net interest margin of 49 basis points to 2.54% for the three months ended June 30, 2025, from 2.05% for the three months ended June 30, 2024. The net interest margin, excluding the items noted above in Interest Income, for the three months ended June 30, 2025 was 2.48%, an increase of 46 basis points from 2.02% for the three months ending June 30, 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Credit Losses. During the three months ended June 30, 2025, the provision for credit losses was $4.2 million compared to $0.8 million for the three months ended June 30, 2024. The provision recorded during the three months ended June 30, 2025 was primarily due to increased reserves applied to three Business Banking loans and charges-offs on three Multi-Family residential loans comprising one relationship that were sold. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 63.3% at June 30, 2025. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended June 30, 2025, was $10.3 million, an increase of $6.1 million, or 143.8% from $4.2 million in the prior year comparable period. The increase was primarily due to increases in net gain on sale of loans, BOLI income and fair value adjustments during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in net gain on sale of loans was driven by the reversal of a previously recorded valuation allowance upon the reclassification of loans held for sale to loans held for investment during the three months ended June 30, 2025, as Management decided not to sell the performing loans. The improvement in BOLI income resulted from the exchange of lower yielding policies for higher yielding alternatives.

Non-Interest Expense. Non-interest expense for the three months ended June 30, 2025, was $40.4 million, an increase of $1.3 million, or 3.4%, from $39.0 million for the three months ended June 30, 2024. The increase was primarily due to increases in multiple expense categories driven by the growth of the Bank.

Income before Income Taxes. Income (loss) before income taxes for the three months ended June 30, 2025, was $18.9 million, an increase of $11.8 million, or 165.4%, from $7.1 million for the three months ended June 30, 2024 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $4.7 million for the three months ended June 30, 2025, an increase of $2.9 million, or 160.9%, from $1.8 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was 25.0% compared to 25.4% for the three months ended June 30, 2024.

The following table presents operating data highlights for the periods indicated:

	For the six months ended June 30,
	2025	2024

	(In thousands, except per share data)
Quarterly operating data:
Interest and dividend income	$233,938	$222,729
Interest expense	127,740	137,556
Net interest income (loss)	106,198	85,173
Provision (benefit) for credit losses	8,512	1,401
Non-interest income (loss)	15,351	7,300
Non-interest expense	100,032	78,939
Income (loss) before income taxes	13,005	12,133
Provision (benefit) for income taxes	8,598	3,127
Net income (loss)	$4,407	$9,006

Basic earnings (loss) per common share	$0.12	$0.30
Diluted earnings (loss) per common share	0.12	0.30
Dividends per common share	$0.44	$0.44

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

General. Net income for the six months ended June 30, 2025 was $4.4 million, a decrease of $4.6 million, or 51.1%, from $9.0 million for the six months ended June 30, 2024. Diluted earnings per common share were $0.12 for the six months ended June 30, 2025, a decrease of $0.18, or 60.0%, from $0.30 for the six months ended June 30, 2024. Return on average equity was 1.22% for the six months ended June 30, 2025 compared to 2.69% for the six months ended June 30, 2024. Return on average assets was 0.10% for the six months ended June 30, 2025 compared to 0.21% for the six months ended June 30, 2024.

The primary reason for the decrease in net income, diluted earnings per share, return on average assets and return on average equity was due to the Company recording a non-cash, non-tax deductible impairment charge on its entire goodwill balance totaling $17.6 million during the six month ended June 30, 2025.

Interest Income. Interest and dividend income increased $11.2 million, or 5.0%, to $233.9 million for the six months ended June 30, 2025 from $222.7 million for the six months ended June 30, 2024. The increase in interest income was primarily attributable to the 18 basis point increase in the yield on interest-earning assets to 5.55% for the six months ended June 30, 2025 compared to 5.37% for the six months ended June 30, 2024. In addition, the average balance of total interest-earning assets increased $140.5 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 18 basis points to 5.51% for the six months ended June 30, 2025 from 5.33% for the six months ended June 30, 2024.

Interest Expense. Interest expense decreased $9.8 million, or 7.1%, to $127.7 million for the six months ended June 30, 2025 from $137.6 million for the six months ended June 30, 2024. The decrease in interest expense was primarily due to a decrease of 35 basis points in the average cost of interest-bearing liabilities to 3.54% for the six months ended June 30, 2025 from 3.89% for the six months ended June 30, 2024, partially offset by an increase of $141.0 million in the average balance of interest-bearing liabilities to $7,218.5 million for the six months ended June 30, 2025 from $7,077.5 million for the comparable prior year period.

Net Interest Income. Net interest income for the six months ended June 30, 2025 was $106.2 million, an increase of $21.0 million, or 24.7%, from $85.2 million for the six months ended June 30, 2024. The increase in net interest income was driven by the net interest margin increasing 46 basis points to 2.52% for the six months ended June 30, 2025 from 2.06% for the six months ended June 30, 2024. The net interest margin, excluding the items noted above in Interest Income, for the three months ended June 30, 2025 was 2.48%, an increase of 46 basis points from 2.02% for the three months ending June 30, 2024.

Provision for Credit Losses. During the six months ended June 30, 2025, the provision for credit losses was $8.5 million compared to $1.4 million for the six months ended June 30, 2024. The provision recorded during the six months ended June 30, 2025, was primarily due to reserves on one commercial real estate loan which lost its primary tenant, increased reserves applied to three Business Banking loans and charges-offs on three Multi-Family residential loans comprising one relationship that were sold. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 63.3% at June 30, 2025. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the six months ended June 30, 2025 was $15.4 million, an increase of $8.1 million, or 110.3% from $7.3 million in the prior year comparable period. The increase was primarily due to increases in net gain on sale of loans, BOLI income and fair value adjustments during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in net gain on sale of loans was driven by the reversal of a previously recorded valuation allowance upon the reclassification of loans held for sale to loans held for investment during the six months ended June 30, 2025, as Management decided not to sell the performing loans. The improvement in BOLI income resulted from the exchange of lower yielding policies for higher yielding alternatives.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2025 was $100.0 million, an increase of $21.1 million, or 26.7%, from $78.9 million for the six months ended June 30, 2024. The increase was primarily due to the recording of a non-cash non-tax deductible goodwill impairment charge of all goodwill outstanding totaling $17.6 million during the six months ended June 30, 2025. The remainder of the growth in non-interest expense was primarily due to increases in multiple expense categories driven by the growth of the Bank.

Income before Income Taxes. Income before income taxes for the six months ended June 30, 2025 was $13.0 million, an increase of $0.9 million, or 7.2%, from $12.1 million for the six months ended June 30, 2024 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $8.6 million for the six months ended June 30, 2025, an increase of $5.5 million, or 175.0%, from $3.1 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was 66.1% compared to 25.8% for the six months ended June 30, 2024. The higher effective tax rate for the six months ended June 30, 2025 was primarily related to the non-tax deductible goodwill impairment and the settlement of income tax audits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at June 30, 2025, were $8,776.5 million, a decrease of $262.4 million, or 2.9%, from $9,039.0 million at December 31, 2024. The decrease in total assets was mainly due to available for sale securities decreasing $106.1 million, or 7.1%, to $1,391.8 million. Loans held for sale decreased $70.1 million, or 100.0%, while total net loans held for investment decreased $37.3 million, or 0.6%, during the six months ended June 30, 2025, to $6,668.4 million from $6,705.7 million at December 31, 2024. Loan originations and purchases were $333.3 million for the six months ended June 30, 2025, an increase of $77.3 million, or 30.2%, from $255.9 million for the six months ended June 30, 2024. The loan pipeline was $181.0 million at June 30, 2025, compared to $198.9 million at December 31, 2024.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Multi-family residential	$8,546	$27,966	$29,729	$39,771
Commercial real estate	57,533	20,573	80,449	30,613
One-to-four family – mixed-use property	3,039	3,980	4,881	4,730
One-to-four family – residential (1)	411	689	35,617	53,228
Construction	2,469	4,594	5,744	6,489
Small Business Administration	2,457	—	3,707	—
Commercial business and other (2)	84,721	68,162	173,125	121,117
Total	$159,176	$125,964	$333,252	$255,948

(1) Includes purchases of $35.1 million and $52.3 million for the six months ended June 30, 2025 and 2024, respectively.

(2) Includes purchases of $19.0 million and $20.9 million for the three months ended June 30, 2025 and 2024, respectively. Includes purchases of $42.2 million and $44.4 million for the six months ended June 30, 2025 and 2024, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended June 30, 2025 had an average loan-to-value ratio of 51.9% and an average debt coverage ratio of 145.0%.

Non-performing assets totaled $66.1 million at June 30, 2025, an increase of $14.8 million, or 28.9% from December 31, 2024. Total non-performing assets as a percentage of total assets were 0.75% at June 30, 2025 compared to 0.57% at December 31, 2024. The ratio of ACL – loans to total non-performing loans was 83.8% at June 30, 2025 compared to 120.5% at December 31, 2024.

During the six months ended June 30, 2025, mortgage-backed securities decreased $82.9 million, or 9.0%, to $836.6 million from $919.5 million at December 31, 2024. The decrease during the six months ended June 30, 2025 was primarily due to principal repayments totaling $86.9 million, partially offset by an improvement in the securities fair value totaling $4.1 million.

During the six months ended June 30, 2025, other securities decreased $23.9 million, or 3.8%, to $606.0 million from $629.9 million at December 31, 2024. The decrease in other securities during the six months ended June 30, 2025, was primarily due to calls totaling $34.1 million coupled with principal repayments totaling $3.5 million, partially offset by purchases totaling $14.2 million. At June 30, 2025, other securities primarily consisted of securities issued by mutual or bond funds, government agency securities, municipal bonds, corporate bonds, and CLOs.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $8,070.1 million at June 30, 2025, a decrease of $244.3 million, or 2.9%, from $8,314.4 million at December 31, 2024. During the six months ended June 30, 2025, due to depositors increased $95.1 million, or 1.3%, to $7,221.0 million primarily due to increases in NOW accounts of $320.1 million, or 17.3%. At June 30, 2025, the Company had uninsured deposits totaling $2.5 billion, or 34.7% of deposits with $1.3 billion fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.2 billion or 16.6% of deposits. Uninsured deposits are greatly influenced by our government deposit portfolio. These deposits fluctuate at times that affect both the uninsured deposit levels and other sources of liquidity used. Borrowed funds decreased $315.9 million, or 34.5%, during the six months ended June 30, 2025, as funds were not needed due to increases in deposits

Total deposits at the periods shown and the weighted average rate on deposits at June 30, 2025 and December 31, 2024, are as follows:

			Weighted Average
	June 30,	December 31,	Nominal Rate
	2025	2024	2025 (1)

	(In thousands)
Interest-bearing deposits:
Certificates of deposit accounts	$2,452,624	$2,650,164	4.09%
Savings accounts	92,699	98,964	0.41
Money market accounts	1,601,948	1,686,109	3.65
NOW accounts	2,174,124	1,854,069	3.46
Total interest-bearing deposits	6,321,395	6,289,306
Non-interest bearing demand deposits	899,602	836,545
Total due to depositors	7,220,997	7,125,851
Mortgagors' escrow deposits	68,355	53,082	0.28
Total deposits	$7,289,352	$7,178,933

(1) The weighted average rate does not reflect the effect of interest rate swaps.

Included in deposits were brokered deposits totaling $1,189.3 million, a decrease of $129.7 million, or 9.8% from $1,319.0 million at December 31, 2024. We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the federal funds rates. A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At June 30, 2025 and December 31, 2024, $725.8 million and $875.8 million, respectively, of brokered certificates of deposits were hedged using interest rate swaps. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured. At June 30, 2025, and December 31, 2024, the Bank did not hold any uninsured brokered deposits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows the composition of brokered deposits at the periods indicated:

	June 30,	December 31,
(In thousands)	2025	2024
NOW accounts	$299,969	$151,387
Money market accounts	—	73,622
Certificates of deposit	889,357	1,093,996
Total brokered deposits	$1,189,326	$1,319,005

Interest expense on brokered deposits is summarized as follows for the periods indicated:

	For the three months ended June 30,
(In thousands)	2025	2024
NOW accounts	$2,938	$70
Money market accounts	61	359
Certificates of deposit	7,197	5,924
Total interest expense on brokered deposits	$10,196	$6,353

	For the six months ended June 30,
	June 30,
(In thousands)	2025	2024
NOW accounts	$4,418	$214
Money market accounts	551	885
Certificates of deposit	14,144	10,889
Total brokered deposits	$19,113	$11,988

Equity. Total stockholders’ equity was $706.4 million at June 30, 2025, a decrease of $18.2 million, or 2.5%, from $724.5 million at December 31, 2024. Stockholders’ equity decreased primarily due to the declaration and payment of dividends on the Company’s common stock of $0.44 per common share totaling $15.1 million, and a decrease of $8.4 million in other comprehensive income (loss), partially offset by net income totaling $4.4 million. Book value per common share was $20.91 at June 30, 2025, compared to $21.53 at December 31, 2024.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity are to maintain the ability to originate and purchase loans and securities, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by the level of interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. At June 30, 2025 and December 31, 2024, the Company had $3.6 billion in combined available liquidity through cash lines with the FHLB-NY, Federal Reserve and other commercial banks, as well as unencumbered securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following tables present the Company’s available liquidity by source at the periods indicated:

	At June 30, 2025
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$767.4	$—	$767.4
Interest Earnings Deposits	64.7	—	64.7
External Sources:
Federal Home Loan Bank	2,702.4	2,022.6	679.8
Federal Reserve Bank	1,616.2	—	1,616.2
Other Banks	537.0	80.0	457.0
Total Liquidity	$5,687.7	$2,102.6	$3,585.1

	At December 31, 2024
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$954.3	$—	$954.3
Interest Earnings Deposits	57.4	—	57.4
External Sources:
Federal Home Loan Bank	2,730.3	2,034.7	695.6
Federal Reserve Bank	1,528.9	—	1,528.9
Other Banks	379.0	50.0	329.0
Total Liquidity	$5,649.9	$2,084.7	$3,565.2

Liquidity management is both a short and long-term function of business management. During 2025, funds were provided by the Company’s operating and investing activities to fund financing activities. The largest use of funds during the six months ended June 30, 2025 was the repayment of $315.0 million in short-term borrowed funds. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $150.1 million, a decrease of $2.5 million, or 1.6% from $152.6 million, at December 31, 2024. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At June 30, 2025, and December 31, 2024, restricted cash totaled $20.6 million and $43.2 million, respectively.

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

There was no material change in the source of the data used in our interest rate risk modeling in the current period. Current economic factors such as interest rate forecasts as changed from period over period may affect the modeling. Key assumptions include deposit betas and loan origination yields. Deposit betas vary by product and direction of interest rates. In an upward shock, weighted average deposit betas (based on period end balances) were 71% at June 30, 2025 and 70% at June 30, 2024. In a downward shock, weighted average deposit betas (based on period end balances) were 62% at both June 30, 2025 and June 30, 2024. Loan origination yields vary by product and the weighted average yield (based on period end loan balances) was 6.81% at June 30, 2025 compared to 7.14% at June 30, 2024.

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets less the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2025. Various estimates regarding prepayment assumptions are made at each level of rate shock. At June 30, 2025, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents the change in the Company’s net portfolio value and the net portfolio ratio for the following periods:

	Projected Percentage Change In
	Net Portfolio Value (NPV)		Net Portfolio Value Ratio
	June 30,	June 30,	June 30,	June 30,
Change in Interest Rate	2025	2024	2025	2024
-200 Basis points	6.0%	1.9%	9.0%	7.7%
-100 Basis points	2.7	1.0	8.8	7.8
Base interest rate	-	-	8.8	7.8
+100 Basis points	(5.4)	(5.8)	8.4	7.5
+200 Basis points	(11.5)	(11.7)	8.0	7.1

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income, assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2025 and 2024. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2025, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30:

	Projected Percentage Change in Net Interest Income
Change in Interest Rate	2025	2024
-200 Basis points	-%	1.1%
-100 Basis points	(0.4)	0.6
Base interest rate	-	-
+100 Basis points	(3.8)	(6.7)
+200 Basis points	(8.5)	(12.9)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 4.8% from a 200 basis point increase in rates over the next twelve months and a 0.5% reduction from a 200 basis point decrease in rate over the same period. Actual results could differ significantly from these estimates.

At June 30, 2025, the Company had a derivative portfolio with a notional value totaling $2.6 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees and costs, which are considered adjustments to yields.

	For the three months ended June 30,
	2025				2024
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$24,708	$247	4.00%		$—	$—	—%

Mortgage loans, net	5,260,610	74,240	5.64		5,338,614	71,968	5.39
Other loans, net	1,417,884	20,518	5.79		1,409,526	20,760	5.89
Total loans, net (1) (2)	6,678,494	94,758	5.68		6,748,140	92,728	5.50
Taxable securities:
Mortgage-backed securities	863,573	11,709	5.42		691,802	7,462	4.31
Other securities	573,730	8,143	5.68		663,975	10,408	6.27
Total taxable securities	1,437,303	19,852	5.52		1,355,777	17,870	5.27
Tax-exempt securities: (3)
Other securities	43,489	458	4.21		65,451	470	2.87
Total tax-exempt securities	43,489	458	4.21		65,451	470	2.87
Interest-earning deposits and federal funds sold	218,588	2,183	3.99		185,626	2,260	4.87
Total interest-earning assets	8,402,582	117,498	5.59		8,354,994	113,328	5.43
Other assets	515,493				475,671
Total assets	$8,918,075				$8,830,665

Interest-bearing liabilities:
Deposits:
Savings accounts	$94,884	98	0.41		$103,335	115	0.45
NOW accounts	2,388,559	21,111	3.54		2,017,085	20,007	3.97
Money market accounts	1,665,625	15,323	3.68		1,714,085	17,326	4.04
Certificates of deposit accounts	2,477,716	22,443	3.62		2,443,047	23,383	3.83
Total due to depositors	6,626,784	58,975	3.56		6,277,552	60,831	3.88
Mortgagors' escrow accounts	104,761	62	0.24		95,532	62	0.26
Total interest-bearing deposits	6,731,545	59,037	3.51		6,373,084	60,893	3.82
Borrowings	444,854	5,156	4.64		766,984	9,561	4.99
Total interest-bearing liabilities	7,176,399	64,193	3.58		7,140,068	70,454	3.95
Non interest-bearing demand deposits	875,535				822,856
Other liabilities	156,302				200,184
Total liabilities	8,208,236				8,163,108
Equity	709,839				667,557
Total liabilities and equity	$8,918,075				$8,830,665

Net interest income / net interest rate spread		$53,305	2.01%			$42,874	1.48%

Net interest-earning assets / net interest margin	$1,226,183		2.54%		$1,214,926		2.05%

Ratio of interest-earning assets to interest-bearing liabilities			1.17	X			1.17	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.2 million and ($0.2) million for the three months ended June 30, 2025 and 2024, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments on hedges of $0.1 million and $0.2 million for three months ended June 30, 2025 and 2024, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended June 30, 2025 and 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	For the six months ended June 30,
	2025				2024
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$44,288	$911	4.11%		$—	$—	—%

Mortgage loans, net	5,260,934	146,631	5.57		5,346,110	143,540	5.37
Other loans, net	1,414,292	40,495	5.73		1,430,018	42,147	5.89
Total loans, net (1) (2)	6,675,226	187,126	5.61		6,776,128	185,687	5.48
Taxable securities:
Mortgage-backed securities	879,248	24,237	5.51		577,368	11,158	3.87
Other securities	579,443	16,696	5.76		627,089	18,912	6.03
Total taxable securities	1,458,691	40,933	5.61		1,204,457	30,070	4.99
Tax-exempt securities: (3)
Other securities	43,650	914	4.19		65,695	944	2.87
Total tax-exempt securities	43,650	914	4.49		65,695	944	2.87
Interest-earning deposits and federal funds sold	213,710	4,246	3.97		248,796	6,226	5.00
Total interest-earning assets (3)	8,435,565	234,130	5.55		8,295,076	222,927	5.37
Other assets	531,142				474,009
Total assets	$8,966,707				$8,769,085
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$96,545	208	0.43		$104,774	237	0.45
NOW accounts	2,302,598	40,026	3.48		1,976,168	38,498	3.90
Money market accounts	1,690,851	30,695	3.63		1,719,899	34,598	4.02
Certificate of deposit accounts	2,536,886	45,153	3.56		2,424,665	45,301	3.74
Total due to depositors	6,626,880	116,082	3.50		6,225,506	118,634	3.81
Mortgagors' escrow accounts	91,780	129	0.28		84,677	124	0.29
Total deposits	6,718,660	116,211	3.46		6,310,183	118,758	3.76
Borrowed funds	499,854	11,529	4.61		767,315	18,798	4.90
Total interest-bearing liabilities	7,218,514	127,740	3.54		7,077,498	137,556	3.89
Non-interest-bearing deposits	865,484				828,537
Other liabilities	162,053				194,679
Total liabilities	8,246,051				8,100,714
Equity	720,656				668,371
Total liabilities and equity	$8,966,707				$8,769,085
Net interest income / net interest rate spread (tax equivalent) (3)		$106,390	2.01%			$85,371	1.48%
Net interest-earning assets / net interest margin (tax equivalent) (3)	$1,217,051		2.52%		$1,217,578		2.06%
Ratio of interest-earning assets to interest-bearing liabilities			1.17	X			1.17	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.6 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments and termination on hedges of $0.1 million and $33,000 for the six months ended June 30, 2025 and 2024, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.2 million each for the six months ended June 30, 2025 and 2024.

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

	For the six months ended June 30,
(In thousands)	2025	2024
Mortgage Loans
At beginning of period	$5,316,249	$5,425,586
Mortgage loans originated:
Multi-family residential	29,729	39,771
Commercial real estate	80,449	30,613
One-to-four family mixed-use property	4,881	4,730
One-to-four family residential	469	914
Construction	5,744	6,489
Total mortgage loans originated	121,272	82,517

Mortgage loans purchased:
One-to-four family residential	35,148	52,314
Total mortgage loans purchased	35,148	52,314

Less:
Principal reductions	212,866	184,582
Loans transferred to (from) held for sale	(34,714)	—
Mortgage loan sales	18,374	4,174
Charge-Offs	1,758	14
At end of period	$5,274,385	$5,371,647

Commercial business loans
At beginning of period	$1,421,527	$1,472,723
Loans originated:
Small Business Administration	3,707	—
Commercial business	128,274	73,303
Other	2,634	3,439
Total commercial business and other loans originated	134,615	76,742

Commercial business loans purchased:
Commercial business	42,217	44,375
Total commercial business loans purchased	42,217	44,375

Less:
Small Business Administration sales	6,335	—
Principal reductions	163,190	190,117
Charge-offs	5,569	55
At end of period	$1,423,265	$1,403,668

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table shows the principal balance of our non-performing assets at the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2025	2024

Non-accrual mortgage loans:
Multi-family residential	$12,364	$11,031
Commercial real estate	23,481	6,283
One-to-four family mixed-use property	422	116
One-to-four family residential	2,277	1,428
Total	38,544	18,858
Non-accrual commercial business loans:
Small Business Administration	2,445	2,445
Commercial business and other	8,258	12,015
Total	10,703	14,460
Total non-accrual loans	49,247	33,318

Total non-performing loans	49,247	33,318
Other non-performing assets:
Available for sale securities	16,878	18,000
Total	16,878	18,000

Total non-performing assets	$66,125	$51,318

Non-performing loans to gross loans	0.74%	0.49%
Non-performing assets to total assets	0.75%	0.57%

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolio, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at June 30, 2025. The amortized cost of Criticized and Classified assets was $90.6 million at June 30, 2025, a decrease of $1.3 million from $91.9 million at December 31, 2024.

Included within net loans at June 30, 2025 and December 31, 2024, were $2.5 million and $2.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the six months ended June 30,
(In thousands)	2025	2024
Balance at beginning of period	$40,152	$40,161
Loans- charge-off	(7,328)	(69)
Loans- recovery	352	157
Loans- provision (benefit)	8,071	1,399
Allowance for credit losses - loans	41,247	41,648

Balance at beginning of period	353	1,087
HTM securities (benefit) provision	2	2
Allowance for credit losses - HTM securities	355	1,089

Balance at beginning of period	2,627	—
AFS securities (benefit) provision	439	—
Allowance for credit losses - AFS securities	3,066	—

Balance at beginning of period	1,037	1,102
Off-balance sheet- (benefit) provision	(61)	(100)
Allowance for credit losses - off-balance sheet	976	1,002

Allowance for credit losses	$45,644	$43,739

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2025	2024
Balance at beginning of year	$40,152	$40,161
Provision (benefit) for credit losses	8,071	1,399

Loans charged-off:
Multi-family residential	(1,681)	—
Commercial real estate	(72)	—
One-to-four family - residential	(5)	(14)
Small Business Administration	(2)	—
Commercial business and other	(5,568)	(55)
Total loans charged-off	(7,328)	(69)

Recoveries:
Multi-family residential	—	1
One-to-four family - mixed-use property	—	2
One-to-four family - residential	5	3
Small Business Administration	46	96
Commercial business and other	301	55
Total recoveries	352	157

Net (charge-offs) recoveries	(6,976)	88
Balance at end of year	$41,247	$41,648

Ratio of net charge-offs to average loans outstanding during the period	0.21%	0.00%
Ratio of ACL - loans to gross loans at end of period	0.62%	0.61%
Ratio of ACL - loans to non-accrual loans at end of the period	83.76%	120.58%
Ratio of ACL - loans to non-performing loans at end of period	83.76%	120.58%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2025:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2025	—	—	—	807,964
May 1 to May 31, 2025	—	—	—	807,964
June 1 to June 30, 2025	—	—	—	807,964
Total	—	$—	—

During the quarter ended June 30, 2025, the Company did not repurchase any shares of the Company’s common stock. On June 30, 2025, 807,964 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

10.1 *	Flushing Bank Specified Officer Change in Control Severance Policy (effective July 2025) (filed herewith)
10.2 **	Employee Severance Compensation Plan for Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents (effective July 2025) (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

P     Indicates a filing submitted in paper.

*

This replaces the predecessor policy effective July 2025 and has been revised to exclude individuals hired or promoted into the position of senior vice president on or after July 1, 2025.  The foregoing is qualified in its entirety by the Flushing Bank Specified Officer Change in Control Severance Policy (effective July 2025), which is filed herewith.

**

This replaces the predecessor policy effective July 2025 and has been revised to (i) reduce benefits for individuals hired or promoted into a position covered by the policy on or after July 1, 2025, and (ii) limit the maximum post-termination continued health and welfare benefits to a maximum period of six months.  The foregoing is qualified in its entirety by the Employee Severance Compensation Plan for Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents (effective July 2025), which is filed herewith.

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

10.1 *	Flushing Bank Specified Officer Change in Control Severance Policy (effective July 2025) (filed herewith)
10.2 **	Employee Severance Compensation Plan for Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents (effective July 2025) (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

P     Indicates a filing submitted in paper.

*

This replaces the predecessor policy effective July 2025 and has been revised to exclude individuals hired or promoted into the position of senior vice president on or after July 1, 2025.  The foregoing is qualified in its entirety by the Flushing Bank Specified Officer Change in Control Severance Policy (effective July 2025), which is filed herewith.

**

This replaces the predecessor policy effective July 2025 and has been revised to (i) reduce benefits for individuals hired or promoted into a position covered by the policy on or after July 1, 2025, and (ii) limit the maximum post-termination continued health and welfare benefits to a maximum period of six months.  The foregoing is qualified in its entirety by the Employee Severance Compensation Plan for Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents (effective July 2025), which is filed herewith.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	August 7, 2025	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	August 7, 2025	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer