Form 10-Q
period 2025-09-30
FLUSHING FINANCIAL CORP
filed 2025-11-05
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2025 was 33,778,438.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	September 30,	December 31,
	2025	2024

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks (restricted cash of $17,315 and $43,165, respectively)	$142,929	$152,574
Securities held-to-maturity, net of allowance of $351 and $353, respectively (assets pledged of $4,680 and $4,494, respectively; fair value of $46,384 and $44,718, respectively)	50,509	51,485
Securities available for sale, at fair value (amortized cost of $1,541,505 and $1,506,798, respectively; net of an allowance of $2,921 and $2,627, respectively; assets pledged of $134,968 and $49,914, respectively; $14,210 and $13,591 at fair value pursuant to the fair value option, respectively)	1,541,423	1,497,905
Loans held for sale, at fair value	—	70,098
Loans held for investment, net of fees and costs	6,670,333	6,745,848
Less: Allowance for credit losses	(41,837)	(40,152)
Net loans held of investment	6,628,496	6,705,696
Interest and dividends receivable	60,044	62,036
Bank premises and equipment, net	17,073	17,852
Federal Home Loan Bank of New York stock, at cost	18,909	38,096
Bank owned life insurance	224,902	218,174
Goodwill	—	17,636
Core deposit intangibles	854	1,123
Right-of-use assets	47,761	45,800
Other assets	139,091	160,497
Total assets	$8,871,991	$9,038,972

Liabilities
Due to depositors:
Non-interest bearing	$964,767	$836,545
Interest-bearing	6,368,064	6,289,306
Total Due to depositors	7,332,831	7,125,851
Mortgagors' escrow deposits	82,697	53,082
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	253,934	678,933
Subordinated debentures	188,870	188,326
Junior subordinated debentures, at fair value	49,653	48,795
Total borrowed funds	492,457	916,054
Operating lease liability	48,253	46,443
Other liabilities	204,527	173,003
Total liabilities	8,160,765	8,314,433

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 38,677,787 shares issued; 33,778,438 and 33,659,067 shares outstanding, respectively)	387	387
Additional paid-in capital	325,809	326,671
Treasury stock, at average cost (4,899,349 and 5,018,720 shares, respectively)	(98,948)	(101,655)
Retained earnings	483,936	492,003
Accumulated other comprehensive income, net of taxes	42	7,133
Total stockholders' equity	711,226	724,539

Total liabilities and stockholders' equity	$8,871,991	$9,038,972

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$94,970	$95,780	$283,007	$281,467
Interest and dividends on securities:
Interest	19,785	24,215	61,384	54,965
Dividends	29	33	85	99
Other interest income	1,685	2,565	5,931	8,791
Total interest and dividend income	116,469	122,593	350,407	345,322
Interest expense
Deposits	57,137	66,150	173,348	184,908
Other interest expense	5,504	10,840	17,033	29,638
Total interest expense	62,641	76,990	190,381	214,546
Net interest income (loss)	53,828	45,603	160,026	130,776
Provision (benefit) for credit losses	1,531	1,727	10,043	3,128
Net interest income after provision (benefit) for credit losses	52,297	43,876	149,983	127,648
Non-interest income (loss)
Banking services fee income	2,000	1,790	5,469	4,767
Net gain (loss) on sale of loans	318	137	3,705	273
Net gain (loss) on sale of securities	661	—	661	—
Net gain (loss) from fair value adjustments	(1,831)	974	(327)	197
Federal Home Loan Bank of New York stock dividends	369	624	1,494	2,036
Life insurance proceeds	—	1	—	1
Bank owned life insurance	2,319	1,260	6,728	3,683
Other income	910	1,491	2,367	2,620
Total non-interest income (loss)	4,746	6,277	20,097	13,577
Non-interest expense
Salaries and employee benefits	24,685	22,216	70,229	66,052
Occupancy and equipment	4,189	3,745	12,286	11,237
Professional services	3,999	2,752	10,336	8,330
FDIC deposit insurance	1,373	1,318	4,590	4,292
Data processing	1,831	1,681	5,505	5,193
Depreciation and amortization of bank premises and equipment	1,316	1,436	4,056	4,318
Other real estate owned / foreclosure expense	353	135	918	405
Net (gain) loss on sales of real estate owned	—	(174)	—	(174)
Impairment of goodwill	—	—	17,636	—
Other operating expenses	5,619	5,587	17,841	17,982
Total non-interest expense	43,365	38,696	143,397	117,635
Income (loss) before income taxes	13,678	11,457	26,683	23,590
Provision (benefit) for income taxes
Federal	2,211	1,484	7,554	3,583
State and local	1,020	1,067	4,275	2,095
Total provision (benefit) for income taxes	3,231	2,551	11,829	5,678
Net income (loss)	$10,447	$8,906	$14,854	$17,912

Basic earnings (loss) per common share	$0.30	$0.30	$0.43	$0.60
Diluted earnings (loss) per common share	$0.30	$0.30	$0.43	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Net income (loss)	$10,447	$8,906	$14,854	$17,912
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of $24, and $28, respectively, and of $70 and $86, respectively.	(49)	(64)	(149)	(190)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($1,690), and ($5,886), respectively, and of ($3,017) and ($4,909), respectively.	3,773	13,062	6,749	10,896
Reclassification adjustment for net (gains) losses included in net income, net of taxes of $204 and $204, respectively.	(457)	—	(457)	—
Net unrealized (losses) gains on cashflow hedges, net of taxes of $913 and $6,542, respectively, and of $5,916 and $5,779, respectively.	(2,037)	(14,518)	(13,236)	(12,825)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($33), and ($17), respectively, and of ($2) and $12, respectively.	76	37	2	(29)
Other comprehensive income (loss), net of tax:	1,306	(1,483)	(7,091)	(2,148)
Comprehensive net income (loss)	$11,753	$7,423	$7,763	$15,764

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2024	33,659,067	$387	$326,671	$(101,655)	$492,003	$7,133	$724,539
Net income (loss)	—	—	—	—	(9,796)	—	(9,796)
Vesting of restricted stock unit awards	166,543	—	(3,156)	3,368	(212)	—	—
Stock-based compensation expense	—	—	775	—	—	—	775
Repurchase of shares to satisfy tax obligation	(48,922)	—	—	(706)	—	—	(706)
Dividends on common stock ($0.22 per share)	—	—	—	—	(7,523)	—	(7,523)
Other comprehensive income (loss)	—	—	—	—	—	(4,438)	(4,438)
Balance at March 31, 2025	33,776,688	$387	$324,290	$(98,993)	$474,472	$2,695	$702,851
Net income (loss)	—	—	—	—	14,203	—	14,203
Vesting of restricted stock unit awards	500	—	(6)	10	(4)	—	—
Stock-based compensation expense	—	—	878	—	—	—	878
Repurchase of shares to satisfy tax obligation	(180)	—	—	(2)	—	—	(2)
Dividends on common stock ($0.22 per share)	—	—	—	—	(7,594)	—	(7,594)
Other comprehensive income (loss)	—	—	—	—	—	(3,959)	(3,959)
Balance at June 30, 2025	33,777,008	$387	$325,162	$(98,985)	$481,077	$(1,264)	$706,377
Net income (loss)	—	—	—	—	10,447	—	10,447
Vesting of restricted stock unit awards	2,440	—	(48)	50	(2)	—	—
Stock-based compensation expense	—	—	695	—	—	—	695
Repurchase of shares to satisfy tax obligation	(1,010)	—	—	(13)	—	—	(13)
Dividends on common stock ($0.22 per share)	—	—	—	—	(7,586)	—	(7,586)
Other comprehensive income (loss)	—	—	—	—	—	1,306	1,306
Balance at September 30, 2025	33,778,438	$387	$325,809	$(98,948)	$483,936	$42	$711,226

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)		Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2023	28,865,810	$341	$264,534	$(106,070)	$549,683	$(38,651)	$669,837
Net income (loss)	—	—	—	—	3,684	—	3,684
Vesting of restricted stock unit awards	301,319	—	(5,811)	6,111	(300)	—	—
Stock-based compensation expense	—	—	1,690	—	—	—	1,690
Repurchase of shares to satisfy tax obligation	(98,573)	—	—	(1,682)	—	—	(1,682)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,537)	—	(6,537)
Other comprehensive income (loss)	—	—	—	—	—	2,835	2,835
Balance at March 31, 2024	29,068,556	$341	$260,413	$(101,641)	$546,530	$(35,816)	$669,827
Net income (loss)	—	—	—	—	5,322	—	5,322
Vesting of restricted stock unit awards	500	—	(5)	10	(5)	—	—
Stock-based compensation expense	—	—	177	—	—	—	177
Repurchase of shares to satisfy tax obligation	(176)	—	—	(2)	—	—	(2)
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,502)	—	(6,502)
Other comprehensive income (loss)	—	—	—	—	—	(3,500)	(3,500)
Balance at June 30, 2024	29,068,880	$341	$260,585	$(101,633)	$545,345	$(39,316)	$665,322
Net income (loss)	—	—	—	—	8,906	—	8,906
Vesting of restricted stock unit awards	40	—	—	—	—	—	—
Stock-based compensation expense	—	—	689	—	—	—	689
Repurchase of shares to satisfy tax obligation	(17)	—	—	—	—	—	—
Dividends on common stock ($0.22 per share)	—	—	—	—	(6,543)	—	(6,543)
Other comprehensive income (loss)	—	—	—	—	—	(1,483)	(1,483)
Balance at September 30, 2024	29,068,903	$341	$261,274	$(101,633)	$547,708	$(40,799)	$666,891

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2025	2024

	(In thousands)
Operating Activities
Net income (loss)	$14,854	$17,912
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	10,043	3,128
Depreciation and amortization of premises and equipment	4,056	4,318
Net (loss) gain on sales of loans	(3,705)	(273)
Net amortization (accretion) of premiums and discounts	1,940	2,797
Net (gain) loss on sales of OREO	—	(174)
Impairment of goodwill	17,636	—
Deferred income tax provision (benefit)	8,934	1,969
Net loss (gain) from fair value adjustments	327	(197)
Gain from life insurance proceeds	—	(1)
Income from Bank owned life insurance	(6,728)	(3,683)
Stock-based compensation expense	2,348	2,556
Deferred compensation	(1,678)	(1,872)
Amortization of core deposit intangibles	269	317
Decrease (increase) in other assets	5,105	(16,035)
(Decrease) increase in other liabilities	(1,211)	(2,018)
Net cash provided by (used in) operating activities	52,190	8,744
Investing Activities
Purchases of premises and equipment	(3,277)	(1,620)
Purchases of Federal Home Loan Bank New York stock	(8,028)	(32,012)
Redemptions of Federal Home Loan Bank New York stock	27,215	30,333
Proceeds from prepayments of securities held-to-maturity	972	1,219
Purchases of securities available for sale	(340,423)	(934,881)
Proceeds from sales and calls of securities available for sale	212,830	83,669
Proceeds from maturities and prepayments of securities available for sale	138,653	129,724
Proceeds from sale of real estate owned	—	839
Proceeds from bank owned life insurance	1,633	14
Change in cash collateral	(25,850)	(25,130)
Net repayments (originations) of loans	291,546	206,743
Purchases of loans	(213,558)	(130,334)
Proceeds from sale of loans originally classified as held for investment	68,965	18,760
Net cash provided by (used in) investing activities	150,678	(652,676)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the nine months ended September 30,
	2025	2024

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$128,222	$13,514
Net increase (decrease) in interest-bearing deposits	78,074	719,930
Net increase (decrease) in mortgagors' escrow deposits	29,615	22,990
Net (repayments) proceeds from short-term borrowed funds	(425,000)	(95,750)
Proceeds from long-term borrowing	—	300,000
Repayment of long-term borrowings	—	(200,000)
Repurchase of shares to satisfy tax obligations	(721)	(1,684)
Cash dividends paid	(22,703)	(19,582)
Net cash provided by (used in) financing activities	(212,513)	739,418
Net (decrease) increase in cash and cash equivalents, and restricted cash	(9,645)	95,486
Cash, cash equivalents, and restricted cash, beginning of period	152,574	172,157
Cash, cash equivalents, and restricted cash, end of period	$142,929	$267,643
Supplemental disclosure of cash flow information:
Cash payments for:
Interest paid	$193,650	$203,257
Income taxes paid, net of refunds	338	6,178
Supplemental disclosure of non- cash flow investing activities:
Transfer of loans held for investment to other real estate owned	—	665
Transfer of loans held for investment to loans held for sale	24,067	18,148
Transfer of loans held for sale to loans held for investment	58,781	—
Securities purchased not yet settled	70,020	—

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Net income (loss), as reported	$10,447	$8,906	$14,854	$17,912
Less: Dividends paid and earnings allocated to participating securities	(167)	(126)	(381)	(296)
Income (loss) attributable to common stock	$10,280	$8,780	$14,473	$17,616

Divided by:
Weighted average common shares and participating securities outstanding	34,497	29,742	34,495	29,758
Less: Weighted average participating securities	(558)	(423)	(561)	(443)
Total weighted average common shares outstanding	33,939	29,319	33,934	29,315

Basic earnings (loss) per common share	$0.30	$0.30	$0.43	$0.60
Diluted earnings (loss) per common share (1)	$0.30	$0.30	$0.43	$0.60
Dividend Payout ratio	73.3%	73.3%	153.5%	110.0%

(1) There were no common stock equivalents outstanding during the periods presented.

4.     Securities

The following tables summarize the Company’s portfolio of securities held-to-maturity at:

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
September 30, 2025	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$43,039	$(351)	$42,688	$—	$(3,492)	$39,196

FNMA	7,821	—	7,821	—	(633)	7,188

Total	$50,860	$(351)	$50,509	$—	$(4,125)	$46,384

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
December 31, 2024	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$44,002	$(353)	$43,649	$—	$(5,834)	$37,815

FNMA	7,836	—	7,836	—	(933)	6,903

Total	$51,838	$(353)	$51,485	$—	$(6,767)	$44,718

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the Company’s portfolio of securities available for sale on:

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
September 30, 2025	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$6,836	$—	$24	$(43)	$6,817
Municipals	20,627	(2,921)	—	(428)	17,278
Corporate	201,329	—	2,381	(3,580)	200,130
Mutual funds	12,502	—	—	—	12,502
Collateralized loan obligations	398,210	—	246	(1,521)	396,935
Other	1,491	—	—	—	1,491
Total other securities	640,995	(2,921)	2,651	(5,572)	635,153
REMIC and CMO	698,119	—	4,140	(326)	701,933
GNMA	42,678	—	215	(20)	42,873
FNMA	70,873	—	490	(7)	71,356
FHLMC	88,840	—	1,268	—	90,108
Total mortgage-backed securities	900,510	—	6,113	(353)	906,270

Total Securities available for sale	$1,541,505	$(2,921)	$8,764	$(5,925)	$1,541,423

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
December 31, 2024	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$8,804	$—	$77	$(33)	$8,848
Municipals	20,627	(2,627)	—	—	18,000
Corporate	130,882	—	735	(6,368)	125,249
Mutual funds	11,890	—	—	—	11,890
Collateralized loan obligations	420,260	—	1,126	(569)	420,817
Other	1,465	—	—	—	1,465
Total other securities	593,928	(2,627)	1,938	(6,970)	586,269
REMIC and CMO	707,540	—	1,107	(1,067)	707,580
GNMA	30,099	—	—	(154)	29,945
FNMA	99,183	—	11	(1,048)	98,146
FHLMC	76,048	—	13	(96)	75,965
Total mortgage-backed securities	912,870	—	1,131	(2,365)	911,636

Total securities available for sale	$1,506,798	$(2,627)	$3,069	$(9,335)	$1,497,905

Corporate securities held by the Company at September 30, 2025 and December 31, 2024, are issued by U.S. banking institutions. CMOs held by the Company at September 30, 2025 and December 31, 2024, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at September 30, 2025, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$43,039	$39,196
Total other securities	43,039	39,196
Mortgage-backed securities	7,821	7,188
Total securities held-to-maturity	$50,860	$46,384

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$70,359	$69,312
Due after five years through ten years	191,469	191,305
Due after ten years	366,665	362,034
Total other securities	628,493	622,651
Mutual funds	12,502	12,502
Mortgage-backed securities	900,510	906,270
Total securities available for sale	$1,541,505	$1,541,423

The following tables show the Company’s securities without an allowance for credit losses with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At September 30, 2025
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	7,188	(633)	—	—	7,188	(633)
Total mortgage-backed securities	1	7,188	(633)	—	—	7,188	(633)

Total	1	$7,188	$(633)	$—	$—	$7,188	$(633)

Available for sale securities
U.S. government agencies	3	$4,096	$(43)	$1,198	$(11)	$2,898	$(32)
Corporate	13	96,871	(3,580)	6,234	(11)	90,637	(3,569)
Collateralized loan obligations	19	227,226	(1,521)	99,785	(331)	127,441	(1,190)
Total other securities	35	328,193	(5,144)	107,217	(353)	220,976	(4,791)

REMIC and CMO	10	86,741	(326)	39,701	(119)	47,040	(207)
GNMA	1	15,027	(20)	15,027	(20)	—	—
FNMA	1	14,341	(7)	14,341	(7)	—	—
Total mortgage-backed securities	12	116,109	(353)	69,069	(146)	47,040	(207)
Total securities available for sale	47	$444,302	$(5,497)	$176,286	$(499)	$268,016	$(4,998)

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

The Company reviewed all available for sale securities that had an unrealized loss at September 30, 2025 and December 31, 2024. Upon this review management determined one municipal security indicated that a credit loss existed at September 30, 2025 and December 31, 2024, resulting in an allowance for credit losses being recorded. At September 30, 2025, this security was non-accrual with an amortized cost of $20.6 million, an allowance for credit losses of $2.9 million and a fair value of $17.3 million. At December 31, 2024, this security was non-accrual with an amortized cost of $20.6 million, an allowance for credit losses of $2.6 million and a fair value of $18.0 million.

All but one of the remaining securities held on September 30, 2025 and December 31, 2024, are either rated investment grade or better, and all these securities have a long history of no credit losses. The Bank holds approximately $10 million of corporate debt from a New York based bank holding company that at September 30, 2025 and December 31, 2024 was rated B1. We do not consider the decline in fair value to be credit related given the underlying bond has not missed any payments and financial performance has not deteriorated to a level where the institution is not well capitalized. The Bank has placed the security on the watch list and will continue to monitor this risk position closely to determine if any action steps and valuation adjustments are required in the future. It is not anticipated that this security or any other available for sale security held at September 30, 2025 and December 31, 2024 would be settled at a price that is less than the amortized cost of the Company’s investment, other than the one municipal security discussed above.

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

The Company reviewed each held-to-maturity security as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $0.4 million at both September 30, 2025 and December 31, 2024.

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at both September 30, 2025 and December 31, 2024 and accrued interest receivable on available for sale debt securities totaled $8.4 million and $8.8 million at September 30, 2025 and December 31, 2024, respectively.

The following table presents the activity in the allowance for credit losses for debt securities available for sale:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Beginning balance	$3,066	$—	$2,627	$—
Provision (benefit)	(145)	—	294	—
Allowance for credit losses	$2,921	$—	$2,921	$—

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Beginning balance	$355	$1,089	$353	$1,087
Provision (benefit)	(4)	(3)	(2)	(1)
Allowance for credit losses	$351	$1,086	$351	$1,086

Realized gains and losses on the sales of securities are determined using the specific identification method. During the three and nine months ended September 30, 2025, the Company sold available for sale securities with carrying values at the time of sale totaling $80.7 million at an average yield of 5.29%. During the three and nine months ended September 30, 2024, the Company did not sell any available for sale securities.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Gross gains from the sale of securities	$661	$—	$661	$—
Gross losses from the sale of securities	—	—	—	—
Net gain (loss) from the sale of securities	$661	$—	$661	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.     Loans

The following represents the composition of loans as of the dates indicated:

	September 30,	December 31,
	2025	2024

	(In thousands)
Multi-family residential	$2,442,555	$2,527,222
Commercial real estate	1,960,009	1,973,124
One-to-four family ― mixed-use property	482,933	511,222
One-to-four family ― residential	335,592	244,282
Construction	51,638	60,399
Small Business Administration	11,439	19,925
Commercial business and other	1,372,598	1,401,602
Net unamortized premiums and unearned loan fees	12,148	10,097
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,668,912	6,747,873
Unallocated portfolio layer basis adjustments (1)	1,421	(2,025)
Total loans, net of fees and costs	$6,670,333	$6,745,848

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $46.4 million and $46.3 million at September 30, 2025 and December 31, 2024, respectively, and was included in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded a provision for credit losses on loans totaling $1.7 million for each of the three months ended September 30, 2025 and 2024. The Company recorded a provision for credit losses on loans totaling $9.8 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively. The provision recorded during the three months ended September 30, 2025 was primarily driven by net charge offs and an increase in reserves applied to one Business Banking loan. The provision recorded during the nine months ended September 30, 2025, was primarily due to reserves on one commercial real estate loan which lost its primary tenant, increased reserves applied to three Business Banking loans, one Multi-Family loan and one Commercial Real Estate loan, coupled with net charges-offs. The ACL - loans totaled $41.8 million on September 30, 2025 compared to $40.2 million on December 31, 2024. On September 30, 2025, the ACL - loans represented 0.63% of gross loans and 93.3% of non-performing loans. On December 31, 2024, the ACL - loans represented 0.60% of gross loans and 120.5% of non-performing loans.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On September 30, 2025, there were no commitments to lend additional funds to borrowers who have received a loan modification due to financial difficulty.

The following table shows loan modifications made to borrowers experiencing financial difficulty by type of modification granted during the period indicated:

	For the three and nine months ended September 30, 2025
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$2,155	0.2%	Provided payment deferral through April 2026 to be collected at maturity (October 2027)
Total	1	$2,155

	For the three and nine months ended September 30, 2024
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial real estate	1	$29,890	1.5%	Provided payment deferral through April 2026 to be collected at maturity (January 2027)
Total	1	$29,890

	For the three and nine months ended September 30, 2024
(Dollars in thousands)	Term Extension and Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial real estate	1	$2,793	0.1%	Extended Maturity to January 2027 (32 months) and provided payment deferral to be collected at maturity
Total	1	$2,793

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2025
(Dollars in thousands)	Rate Reduction and Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial real estate	1	$8,400	0.4%	Borrower to make interest only payments to December 2026 (18 months) and rate reduced to 6.00% from 7.22%
Total	1	$8,400

	For the nine months ended September 30, 2024
(Dollars in thousands)	Term Extension and Reduced Interest Rate
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$378	—%	Extended Maturity to August 2026 (3 months) and reduced the interest rate to zero percent
Total	1	$378

The following table shows the payment status at September 30, 2025, of borrowers experiencing financial difficulty for which a modification was granted within the last 12 months:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
Multi-family residential	$7,473	$—	$—	$7,473
Commercial real estate	41,081	—	—	41,081
Commercial business and other	2,162	—	—	2,162
Total	$50,716	$—	$—	$50,716

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the nine months ended September 30, 2025
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$11,707	$14,531	$9,952	$53	$—
Commercial real estate	6,376	22,011	5,101	20	—
One-to-four family - mixed-use property	117	—	—	6	—
One-to-four family - residential	812	750	750	3	—
Small Business Administration	2,531	558	558	366	—
Commercial business and other	12,454	8,841	4,272	145	—
Total	$33,997	$46,691	$20,633	$593	$—

	At or for the year ended December 31, 2024
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,640	$11,707	$6,476	$5	$—
Commercial real estate	—	6,376	6,376	—	—
One-to-four family - mixed-use property	1,005	117	117	1	—
One-to-four family - residential	4,670	812	812	2	—
Small Business Administration	2,576	2,531	2,531	—	—
Commercial business and other	11,768	12,454	6,046	3	—
Total	$23,659	$33,997	$22,358	$11	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$877	$900	$2,660	$2,246
Less: Interest income included in the results of operations	(410)	(5)	(593)	(10)
Total foregone interest	$467	$895	$2,067	$2,236

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	At September 30, 2025
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$4,505	$—	$14,531	$19,036	$2,429,150	$2,448,186
Commercial real estate	1,479	—	22,011	23,490	1,938,343	1,961,833
One-to-four family - mixed-use property	948	—	—	948	484,418	485,366
One-to-four family - residential	1,339	113	750	2,202	334,303	336,505
Construction	—	—	—	—	51,527	51,527
Small Business Administration	172	—	558	730	10,826	11,556
Commercial business and other	2,132	1,708	7,134	10,974	1,362,965	1,373,939
Total	$10,575	$1,821	$44,984	$57,380	$6,611,532	$6,668,912

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $1.4 million related to loans hedged in a closed pool. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling ($2.0) million related to loans hedged in a closed pool. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three-month periods ended:

	September 30, 2025
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$12,445	$13,211	$1,678	$858	$132	$1,366	$11,557	$41,247
Charge-offs	(420)	(1,275)	(20)	—	—	(277)	(32)	(2,024)
Recoveries	—	—	—	48	—	6	880	934
Provision (benefit)	(50)	1,118	(102)	225	19	(47)	517	1,680
Ending balance	$11,975	$13,054	$1,556	$1,131	$151	$1,048	$12,922	$41,837

	September 30, 2024
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$10,829	$9,043	$1,577	$796	$766	$1,126	$17,511	$41,648
Charge-offs	—	—	—	—	—	(7)	(3,103)	(3,110)
Recoveries	—	—	—	58	—	8	8	74
Provision (benefit)	457	90	(46)	(46)	(130)	302	1,103	1,730
Ending balance	$11,286	$9,133	$1,531	$808	$636	$1,429	$15,519	$40,342

The following tables show the activity in the ACL on loans for the nine-month periods ended:

	September 30, 2025
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$13,145	$9,288	$1,623	$759	$371	$1,523	$13,443	$40,152
Charge-offs	(2,101)	(1,347)	(20)	(5)	—	(279)	(5,600)	(9,352)
Recoveries	—	—	—	53	—	52	1,181	1,286
Provision (benefit)	931	5,113	(47)	324	(220)	(248)	3,898	9,751
Ending balance	$11,975	$13,054	$1,556	$1,131	$151	$1,048	$12,922	$41,837

	September 30, 2024
			One-to-four
			family -	One-to-four			Commercial
	Multi-family	Commercial	mixed-use	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	property	residential	loans	Administration	other	Total
Allowance for credit losses:
Beginning balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161
Charge-offs	—	—	—	(14)	—	(7)	(3,158)	(3,179)
Recoveries	1	—	2	61	—	104	63	231
Provision (benefit)	912	468	(81)	93	478	(294)	1,553	3,129
Ending balance	$11,286	$9,133	$1,531	$808	$636	$1,429	$15,519	$40,342

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at the periods indicated below:

	September 30, 2025
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$54,086	$114,940	$227,745	$404,123	$265,416	$1,328,924	$3,219	$—	$2,398,453
Watch	—	927	897	3,742	2,505	25,515	—	—	33,586
Special Mention	—	—	—	—	—	810	—	—	810
Substandard	—	—	—	812	—	14,525	—	—	15,337
Total Multi-family Residential	$54,086	$115,867	$228,642	$408,677	$267,921	$1,369,774	$3,219	$—	$2,448,186
Gross charge-offs	$—	$—	$—	$1,681	$—	$420	$—	$—	$2,101
Commercial Real Estate
Pass	$142,137	$191,071	$189,208	$297,745	$135,897	$900,702	$—	$—	$1,856,760
Watch	—	1,983	3,987	422	7,405	60,865	—	—	74,662
Special Mention	8,400	—	—	—	—	—	—	—	8,400
Substandard	—	—	—	—	—	22,011	—	—	22,011
Total Commercial Real Estate	$150,537	$193,054	$193,195	$298,167	$143,302	$983,578	$—	$—	$1,961,833
Gross charge-offs	$—	$—	$—	$—	$—	$1,347	$—	$—	$1,347
1-4 Family Mixed-Use Property
Pass	$9,196	$17,605	$21,750	$43,910	$37,581	$347,762	$—	$—	$477,804
Watch	—	—	—	—	—	6,030	—	—	6,030
Special Mention	—	—	—	—	—	1,193	—	—	1,193
Substandard	—	—	—	—	—	339	—	—	339
Total 1-4 Family Mixed-Use Property	$9,196	$17,605	$21,750	$43,910	$37,581	$355,324	$—	$—	$485,366
Gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20
1-4 Family Residential
Pass	$2,022	$17,055	$111,596	$54,252	$5,776	$126,245	$5,327	$7,660	$329,933
Watch	—	—	—	488	—	2,062	—	1,509	4,059
Special Mention	—	—	—	—	—	1,706	—	58	1,764
Substandard	—	—	—	—	—	247	—	502	749
Total 1-4 Family Residential	$2,022	$17,055	$111,596	$54,740	$5,776	$130,260	$5,327	$9,729	$336,505
Gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$—	$5
Construction
Pass	$1,633	$—	$—	$—	$—	$—	$31,644	$—	$33,277
Watch	—	—	—	—	18,250	—	—	—	18,250
Special Mention	—	—	—	—	—	—	—	—	—
Total Construction	$1,633	$—	$—	$—	$18,250	$—	$31,644	$—	$51,527
Small Business Administration
Pass	$1,331	$1,641	$1,136	$3,154	$931	$2,240	$—	$—	$10,433
Watch	—	—	—	—	—	196	—	—	196
Special Mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	—	—	1	899	—	—	900
Total Small Business Administration	$1,331	$1,641	$1,136	$3,154	$932	$3,362	$—	$—	$11,556
Gross charge-offs	$—	$—	$—	$—	$—	$279	$—	$—	$279
Commercial Business
Pass	$71,720	$73,875	$74,852	$61,012	$20,797	$82,540	$172,861	$—	$557,657
Watch	75	3,048	—	—	2,456	6,918	3,568	—	16,065
Special Mention	—	—	—	—	1,545	8	—	—	1,553
Substandard	—	660	317	2,155	—	77	13,334	—	16,543
Doubtful	—	—	—	—	—	1,708	—	—	1,708
Total Commercial Business	$71,795	$77,583	$75,169	$63,167	$24,798	$91,251	$189,763	$—	$593,526
Gross charge-offs	$—	$—	$871	$2,621	$—	$1,952	$95	$—	$5,539
Commercial Business - Secured by RE
Pass	$67,469	$68,182	$55,257	$163,746	$106,252	$281,422	$—	$—	$742,328
Watch	—	8,578	—	—	8,415	18,161	—	—	35,154
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,800	—	—	2,800
Total Commercial Business - Secured by RE	$67,469	$76,760	$55,257	$163,746	$114,667	$302,383	$—	$—	$780,282
Other
Pass	$—	$—	$—	$—	$—	$54	$77	$—	$131
Total Other	$—	$—	$—	$—	$—	$54	$77	$—	$131
Gross charge-offs	$—	$—	$—	$—	$—	$61	$—	$—	$61
Total by Loan Type
Total Pass	$349,594	$484,369	$681,544	$1,027,942	$572,650	$3,069,889	$213,128	$7,660	$6,406,776
Total Watch	75	14,536	4,884	4,652	39,031	119,747	3,568	1,509	188,002
Total Special Mention	8,400	—	—	—	1,545	3,744	—	58	13,747
Total Substandard	—	660	317	2,967	1	40,898	13,334	502	58,679
Total Doubtful	—	—	—	—	—	1,708	—	—	1,708
Total Loans (1)	$358,069	$499,565	$686,745	$1,035,561	$613,227	$3,235,986	$230,030	$9,729	$6,668,912
Total Gross charge-offs	$—	$—	$871	$4,302	$—	$4,084	$95	$—	$9,352

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling $1.4 million related to loans hedged in a closed pool at September 30, 2025. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

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

(1) The table above excludes the unallocated portfolio layer basis adjustments totaling ($2.0) million related to loans hedged in a closed pool at December 31, 2024. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans were $1.3 million and $2.7 million at September 30, 2025 and December 31, 2024, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	September 30, 2025		December 31, 2024
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$14,531	$—	$11,707	$—
Commercial real estate	22,011	—	6,376	—
One-to-four family - mixed-use property	—	—	117	—
One-to-four family - residential	750	—	812	—
Small Business Administration	—	558	—	2,531
Commercial business and other	2,800	6,041	3,884	8,570
Total	$40,092	$6,599	$22,896	$11,101

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

On September 30, 2025, the Company had commitments to extend credit totaling $391.1 million.

The following table presents the activity in the allowance for off-balance sheet credit losses for the three months ended:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$976	1,002	$1,037	1,102
Provision (benefit) (1)	61	56	—	(44)
Allowance for off-balance sheet - credit losses (2)	$1,037	$1,058	$1,037	$1,058

(1) Included in “Other operating expenses” on the Consolidated Statements of Operations.

(2) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2025, the Company did not have any loans designated as held for sale. At December 31, 2024, the Company had $70.1 million in performing multi-family loans held for sale.

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

The following tables show loans sold during the periods indicated:

	For the three months ended September 30, 2025
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Performing loans
Small Business Administration	2	$1,820	$—	$270
Total	2	$1,820	$—	$270
Delinquent and non-performing loans
Multi-family residential	5	$3,425	$—	$48
One-to-four family - mixed-use property	3	1,371	(20)	—
Total	8	$4,796	$(20)	$48

	For the three months ended September 30, 2024
(Dollars in thousands)	Loans sold	Proceeds		Net charge-offs	Net gain

Performing loans
Multi-family residential	1		$2,446	$—	$—
Commercial	1		5,875	—	—
Total	2		$8,321	$—	$—
Delinquent and non-performing loans
Multi-family residential	1	S	989	$—	$—
Commercial	1		2,827	—	—
One-to-four family - mixed-use property	1		900	—	113
One-to-four family - residential	1		1,223	—	24
Total	4		$5,939	$—	$137

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2025
(Dollars in thousands)	Loans sold	Proceeds		Net charge-offs	Net gain (1)

Performing loans
Multi-family residential	12		$33,721	$—	$—
Commercial	1		3,120	—	—
Small Business Administration	8		8,648	—	802
Total	21		$45,489	$—	$802
Delinquent and non-performing loans
Multi-family residential	10		$16,869	$(1,681)	$250
Commercial	1		5,098	—	238
One-to-four family - mixed-use property	4		1,508	(20)	19
Total	15		$23,475	$(1,701)	$507

	For the nine months ended September 30, 2024
(Dollars in thousands)	Loans sold	Proceeds		Net charge-offs	Net gain
Performing loans
Multi-family residential	1		$2,446	$—	$—
Commercial	1		5,875	—	—
Total	2		$8,321	$—	$—

Delinquent and non-performing loans
Multi-family residential	5	S	2,973	$—	$55
Commercial	3		3,797	—	—
One-to-four family - mixed-use property	6		2,446	—	194
One-to-four family - residential	1		1,223	—	24
Total	15		$10,439	$—	$273

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.     Leases

The Company has 32 operating leases for branches (including headquarters) and office spaces, two operating leases for vehicles, and one operating lease for equipment. Our leases have remaining lease terms ranging from four months to approximately 11 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of the lease term. During the nine months ended September 30, 2025, the Company entered into an agreement to extend the term of its corporate headquarters operating lease by 3 years. During the nine months ended September 30, 2024, the Company entered into agreements to extend the term of five of its operating leases by 10 years each.

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

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Operating lease ROU assets	$47,761	$45,800

Operating lease liabilities	$48,253	$46,443

Weighted-average remaining lease term-operating leases	6.8 years	7.3 years
Weighted average discount rate-operating leases	4.2%	4.0%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended September 30,
(In thousands)	Line Item Presented	2025	2024
Lease Cost
Operating lease cost	Occupancy and equipment	$2,508	$2,235
Operating lease cost	Other operating expenses	5	16
Short-term lease cost	Professional services and other operating expenses	52	40
Variable lease cost	Occupancy and equipment	321	325
Total lease cost		$2,886	$2,616

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$2,221	$2,461
Right-of-use assets obtained in exchange for new operating lease liabilities		$60	$—

		For the nine months ended September 30,
(In thousands)	Line Item Presented	2025	2024
Lease Cost
Operating lease cost	Occupancy and equipment	$7,149	$6,693
Operating lease cost	Other operating expenses	11	53
Short-term lease cost	Professional services and other operating expenses	152	121
Variable lease cost	Occupancy and equipment	948	918
Total lease cost		$8,260	$7,785

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$7,316	$7,370
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities		$7,893	$10,894

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of September 30, 2025:

Minimum Rental
(In thousands)
Years ended December 31:
2025	$1,414
2026	9,828
2027	9,061
2028	8,910
2029	7,688
Thereafter	19,488
Total minimum payments required	56,389
Less: implied interest	(8,136)
Total lease obligations	$48,253

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

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of PRSUs in addition to time-based RSUs. Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of September 30, 2025, PRSUs granted in 2025 and 2024 are being accrued at target with no accrual for the 2023 PRSUs. The different levels of accrual are commensurate with the projected performance of the respective grant.

For the three months ended September 30, 2025 and 2024, the Company’s net income, as reported, included $1.1 million and $1.0 million, respectively, of stock-based compensation costs, as recorded in salaries and employee benefits on the Consolidated Statements of Operations, including the benefit or expense of phantom stock awards, and $0.3 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans.

For the nine months ended September 30, 2025 and 2024, the Company’s net income, as reported, included $2.4 million, of stock-based compensation costs in both periods, as recorded in salaries and employee benefits on the Consolidated Statements of Operations, including the benefit or expense of phantom stock awards, and $1.1 million and $0.6 million of income tax benefit, respectively, related to the stock-based compensation plans.

During the three months ended September 30, 2025 and 2024 the Company did not grant any RSU or PRSU awards. During the nine months ended September 30, 2025 and 2024 the Company granted 228,501 and 217,650 RSU awards and 71,700 and 67,350 PRSU awards, respectively. As of September 30, 2025, 647,051 shares were available for future issuance under the 2024 Omnibus Plan.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s RSU and PRSU awards under the 2024 Omnibus Plan for the nine months ended September 30, 2025:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2024	322,796	$18.91	83,160	$17.42
Granted	228,501	14.44	71,700	14.56
Added (reduced) shares due to performance factor	—	—	(15,810)	19.99
Vested	(119,801)	18.16	—	—
Forfeited	(23,562)	16.58	—	—
Non-vested awards at September 30, 2025	407,934	$16.76	139,050	$15.65
Vested but unissued at September 30, 2025	161,472	$19.18	—	$—

As of September 30, 2025, there was $5.4 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of awards vested for the three months ended September 30, 2025 and 2024, was $0.1 million at both periods. The total fair value of awards vested for the nine months ended September 30, 2025 and 2024 was $1.4 million and $2.8 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2025:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2024	195,871	$14.28
Granted	18,150		$13.35
Distributions	(1,350)		$13.44
Outstanding and vested at September 30, 2025	212,671	$13.81

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. The total fair value of the distributions from the Phantom Stock Plan was $5,000 and $2,000 for the three months ended September 30, 2025 and 2024, respectively.

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.1 million and ($0.2) million for the nine months ended September 30, 2025 and 2024, respectively. The total fair value of the distributions from the Phantom Stock Plan was $18,000 and $24,000 for the nine months ended September 30, 2025, and 2024, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Employee Pension Plan:
Interest cost	$203	$193	$610	$581
Expected return on plan assets	(277)	(284)	(831)	(852)
Net employee pension benefit (1)	$(74)	$(91)	$(221)	$(271)

Outside Director Pension Plan:
Service cost	$2	$2	$6	$6
Interest cost	12	11	36	33
Amortization of unrecognized gain	(25)	(38)	(75)	(114)
Net outside director pension (benefit) expense (2)	$(11)	$(25)	$(33)	$(75)

Other Postretirement Benefit Plans:
Service cost	$38	$41	$114	$125
Interest cost	115	96	345	288
Amortization of unrecognized gain	(48)	(54)	(144)	(162)
Net other postretirement expense (1)	$105	$83	$315	$251

(1) Reported in the Consolidated Statements of Operations as part of salaries and employee benefits.

(2) Reported in the Consolidated Statements of Operations as part of other operating expenses.

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2024 that it expects to contribute $0.1 million to the outside director pension plan (the “Outside Director Pension Plan”) and $0.3 million to the other postretirement benefit plans (the “Other Postretirement Benefit Plans”), during the year ending December 31, 2025. The Company does not expect to contribute to the employee pension plan during the year ending December 31, 2025. As of September 30, 2025, the Company had contributed $0.1 million to the Other Postretirement Benefit Plans. As of September 30, 2025, the Company has not revised its expected contributions for the year ending December 31, 2025.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities carried under the fair value option during the three and nine months ended September 30, 2025 and 2024.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Operations – Net (loss) gain from fair value adjustments, at or for the periods ended as indicated:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the three months ended September 30,		For the nine months ended September 30,
Description	September 30, 2025	December 31, 2024	2025	2024	2025	2024
(In thousands)
Mortgage-backed securities	$218	$237	$1	$6	$1	$7
Other securities	13,992	13,355	179	407	359	256
Borrowed funds	49,653	48,795	(2,208)	561	(884)	(66)
Net gain (loss) from fair value adjustments			$(2,028)	$974	$(524)	$197

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

The borrowed funds had a contractual principal amount of $61.9 million at both September 30, 2025 and December 31, 2024. The fair value of borrowed funds includes accrued interest payable of $0.4 million at both September 30, 2025 and December 31, 2024.

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

Level 1 – when quoted market prices are available in an active market. At September 30, 2025 and December 31, 2024, Level 1 included one mutual fund.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2025 and December 31, 2024, Level 2 included mortgage-backed securities, CLOs, corporate debt, municipals, and interest rate swaps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At September 30, 2025 and December 31, 2024, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company, as well as municipal bonds.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at September 30, 2025 and December 31, 2024:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2025	2024	2025	2024	2025	2024	2025	2024

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$906,270	$911,636	$—	$—	$906,270	$911,636
Other securities	12,502	11,890	603,882	554,914	18,769	19,465	635,153	586,269
Derivatives	—	—	40,615	54,700	—	—	40,615	54,700

Total assets	$12,502	$11,890	$1,550,767	$1,521,250	$18,769	$19,465	$1,582,038	$1,552,605

Liabilities:
Borrowings	$—	$—	$—	$—	$49,653	$48,795	$49,653	$48,795
Derivatives	—	—	33,426	20,396	—	—	33,426	20,396

Total liabilities	$—	$—	$33,426	$20,396	$49,653	$48,795	$83,079	$69,191

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	September 30, 2025			September 30, 2024
		Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	Municipals	securities	debentures	securities	debentures
(In thousands)
Beginning balance	$16,878	$1,428	$47,552	$1,457	$48,541
Net gain (loss) from fair value adjustment of financial assets (1)	—	63	—	(18)	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	—	2,208	—	(561)
Increase (decrease) in accrued interest	—	—	3	—	(3)
(Provision) benefit for credit losses	145	—	—	—	—
Change in unrealized gains (losses) included in other comprehensive loss-assets	255	—	—	—	—
Change in unrealized (gains) losses included in other comprehensive loss-liabilities	—	—	(110)	—	(54)
Ending balance	$17,278	$1,491	$49,653	$1,439	$47,923
Changes in unrealized gains (losses) held at period end	$(428)	$—	$2,287	$—	$2,384

(1) Presented in the Consolidated Statements of Operations under net (loss) gain from fair value adjustments.

	For the nine months ended
	September 30, 2025			September 30, 2024
		Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	Municipals	securities	debentures	securities	debentures
(In thousands)
Beginning balance	$18,000	$1,465	$48,795	$1,437	$47,850
Net gain (loss) from fair value adjustment of financial assets (1)	—	—	—	3	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	27	884	—	66
Increase (decrease) in accrued interest	—	(1)	(22)	(1)	(34)
(Provision) benefit for credit losses	(294)	—	—	—	—
Change in unrealized gains (losses) included in other comprehensive loss-assets	(428)	—	—	—	—
Change in unrealized (gains) losses included in other comprehensive loss-liabilities	—	—	(4)	—	41
Ending balance	$17,278	$1,491	$49,653	$1,439	$47,923
Changes in unrealized gains (losses) held at period end	$(428)	$—	$2,287	$—	$2,384

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	September 30, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$17,278	Discounted cash flows	Spread over A rated Municipal Curves	5.9%	n/a
Trust preferred securities	1,491	Discounted cash flows	Spread over 3-month SOFR	4.2	n/a

Liabilities:
Junior subordinated debentures	$49,653	Discounted cash flows	Spread over 3-month SOFR	4.2%	n/a

	December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$18,000	Sales approach	Reduction for planned expedited disposal	n/a	n/a
Trust preferred securities	1,465	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

Liabilities:
Junior subordinated debentures	$48,795	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

The significant unobservable inputs used in the fair value measurement of the Company’s municipals, trust preferred securities and junior subordinated debentures valued under Level 3 at September 30, 2025 and December 31, 2024, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at September 30, 2025 and December 31, 2024:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2025	2024	2025	2024	2025	2024	2025	2024

	(In thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$25,108	$16,784	$25,108	$16,784

Total assets	$—	$—	$—	$—	$25,108	$16,784	$25,108	$16,784

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$9,133	Income approach	Capitalization rate	5.5 to 6.5%	5.8%

Impaired loans	14,644	Sales approach	Adjustment to sales comparison value	-25.0 to 10.0	(7.9)
			Reduction for planned expedited disposal	15.0	15.0

Impaired loans	1,331	Discounted Cashflow	Discount Rate	8.3	8.3
			Probability of Default	25.0	25.0

	At December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$4,121	Sales approach	Adjustment to sales comparison value	-%	-%
			Reduction for planned expedited disposal	15.0	15.0

Impaired loans	2,453	Discounted Cashflow	Discount Rate	9.3% to 10.0	9.5
			Probability of Default	25.0% to 50.0	33.2

Impaired loans	10,210	Income approach	Capitalization rate	4.8% to 6.5	5.7

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024.

The methods and assumptions used to estimate fair value at September 30, 2025 and December 31, 2024 are as follows:

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

Derivatives:

The fair value of interest rate swaps and floor options are based upon broker quotes.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	September 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$142,929	$142,929	$142,929	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,821	7,188	—	7,188	—
Other securities	42,688	39,196	—	—	39,196
Securities available for sale
Mortgage-backed securities	906,270	906,270	—	906,270	—
Other securities	635,153	635,153	12,502	603,882	18,769
Loans held for investment, net of fees and costs	6,670,333	6,401,375	—	—	6,401,375
FHLB-NY stock	18,909	18,909	—	18,909	—
Accrued interest receivable	60,044	60,044	—	60,044	—
Derivatives	40,615	40,615	—	40,615	—

Liabilities:

Deposits	$7,415,528	$7,410,682	$4,996,489	$2,414,193	$—
Borrowed Funds	492,457	465,171	—	415,518	49,653
Accrued interest payable	12,896	12,896	—	12,896	—
Derivatives	33,426	33,426	—	33,426	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$152,574	$152,574	$152,574	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,836	6,903	—	6,903	—
Other securities	43,649	37,815	—	—	37,815
Securities available for sale
Mortgage-backed securities	911,636	911,636	—	911,636	—
Other securities	586,269	586,269	11,890	554,914	19,465
Loans held for sale	70,098	70,098	—	—	70,098
Loans held for investment, net of fees and costs	6,745,848	6,506,439	—	—	6,506,439
FHLB-NY stock	38,096	38,096	—	38,096	—
Accrued interest receivable	62,036	62,036	—	62,036	—
Derivatives	54,700	54,700	—	54,700	—

Liabilities:

Deposits	$7,178,933	$7,148,847	$4,528,769	$2,620,078	$—
Borrowed Funds	916,054	887,312	—	838,517	48,795
Accrued interest payable	12,275	12,275	—	12,275	—
Derivatives	20,396	20,396	—	20,396	—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.     Derivative Financial Instruments

At September 30, 2025, the Company’s derivative financial instruments consisted of interest rate swaps and interest rate floor options. At December 31, 2024, the Company’s derivative financial instruments consisted of interest rate swaps. At September 30, 2025, the Company’s derivatives are used for four purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans with a notional amount of $647.3 million and $695.6 million of swaps outstanding at September 30, 2025 and December 31, 2024, respectively; 2) to facilitate risk management strategies for our loan customers with $1.1 billion of swaps outstanding, which include $553.2 million each with customers and bank counterparties at September 30, 2025 and $973.9 million of swaps outstanding, which include $486.9 million each with customers and bank counterparties at December 31, 2024; 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered deposits with $905.8 million and $950.8 million of swaps outstanding at September 30, 2025 and December 31, 2024, respectively; and 4) to mitigate the Company’s exposure to decreasing interest rates on a portion of its adjustable rate loan portfolio with a notional amount of $100.0 million of interest rate floor options outstanding at September 30, 2025. There were no interest rate floor options outstanding at December 31, 2024.

At September 30, 2025 and December 31, 2024, the Company maintained portfolio layer hedges on a closed portfolio of loans with a notional amount of $480.0 million and $500.0 million, respectively.

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

At September 30, 2025 and December 31, 2024, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction affected earnings. During the three months ended September 30, 2025 and 2024, $2.4 million and $6.6 million in reduced expense, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense. During the nine months ended September 30, 2025 and 2024, $9.8 million and $19.9 million in reduced expense was reclassified from accumulated other comprehensive loss to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) into earnings is $1.6 million in reduced expense.

A portion of the reduced expense is driven by the amortization of income from terminated cash flow hedges. This income is amortized over the remaining original terms of terminated cash flow hedges. During the three months ended September 30, 2025 and 2024, there were no cashflow hedges terminated. During the nine months ended September 30, 2025, there were no cashflow hedges terminated. During the nine months ended September 30, 2024, the Company terminated seven cash flow hedges with a combined notional value of $420.8 million, resulting in a net gain of $1.7 million. During the three months ended September 30, 2025 and 2024, income from the amortization of terminated cash flow hedges totaled $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2025 and 2024, income from the amortization of terminated cash flow hedges totaled $0.4 million and $1.2 million, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

September 30, 2025	(In thousands)
Cash flow hedges:
Interest rate swaps (deposits)	$205,000	$2,035	$700,750	$6,138
Interest rate floor options (loans)	100,000	1,117	—	—
Fair value hedges:
Interest rate swaps (loans)	412,324	11,848	235,000	1,673
Non hedge:
Interest rate swaps (loans)	553,238	25,615	553,238	25,615
Total	$1,270,562	$40,615	$1,488,988	$33,426

December 31, 2024
Cash flow hedges:
Interest rate swaps (deposits)	$950,750	$14,686	$—	$—
Fair value hedges:
Interest rate swaps (loans)	560,587	19,812	135,000	194
Non hedge:
Interest rate swaps (loans)	486,929	20,202	486,929	20,202
Total	$1,998,266	$54,700	$621,929	$20,396

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Value Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Loans
Multi-family residential	$84,554	$76,882	$502	$(11,015)
Commercial real estate	59,375	62,843	372	(4,009)
Commercial business	26,029	39,500	174	(3,113)
Total	$169,958	$179,225	$1,048	$(18,137)

Portfolio Layer
Loans held for Investment (1)	$480,000	$500,000	$1,421	$(2,025)
Total	$480,000	$500,000	$1,421	$(2,025)

(1) Carrying amount represents the amortized cost of the portfolio layer method closed portfolio at September 30 2025 and December 31, 2024, totaling $2.2 billion and $2.4 billion, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations for the periods indicated:

		For the three months ended		For the nine months ended
	Affected Line Item in the Statements	September 30,		September 30,
(In thousands)	Where Net Income is Presented	2025	2024	2025	2024
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	$2,032	$3,962	$6,022	$11,345

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	—	1,181	—	3,185

Interest rate swaps - non hedge (municipal deposit)	Interest expense - Deposits	—	—	—	1

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	—	195	—	559

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	2,543	6,411	9,969	19,341

Interest rate floor options - cash flow hedge (loans)	Interest and fees on loans	(104)	—	(219)	—
Total net income (expense) from the effects of derivative instruments		$4,471	$11,749	$15,772	$34,431

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

The following table presents the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
September 30, 2025
Assets:
Interest rate swaps	$39,498	$—	$39,498	$—	$(17,315)	$22,183
Interest rate floor options	1,117	—	1,117	—	—	1,117
Liabilities:
Interest rate swaps	33,426	—	33,426	—	—	33,426

December 31, 2024
Assets:
Interest rate swaps	$54,700	$—	$54,700	$—	$(47,665)	$7,035
Liabilities:
Interest rate swaps	20,396	—	20,396	—	—	20,396

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	For the three months ended September 30, 2025
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(1,355)	$(471)	$(948)	$1,510	$(1,264)

Other comprehensive income (loss) before reclassifications, net of tax	3,773	(354)	—	76	3,495

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(457)	(1,683)	(49)	—	(2,189)

Net current period other comprehensive income (loss), net of tax	3,316	(2,037)	(49)	76	1,306

Ending balance, net of tax	$1,961	$(2,508)	$(997)	$1,586	$42

	For the three months ended September 30, 2024
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(56,910)	$16,489	$(507)	$1,612	$(39,316)

Other comprehensive income (loss) before reclassifications, net of tax	13,062	(9,964)	—	37	3,135

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(4,554)	(64)	—	(4,618)

Net current period other comprehensive income (loss), net of tax	13,062	(14,518)	(64)	37	(1,483)

Ending balance, net of tax	$(43,848)	$1,971	$(571)	$1,649	$(40,799)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2025
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(4,331)	$10,728	$(848)	$1,584	$7,133

Other comprehensive income (loss) before reclassifications, net of tax	6,749	(5,752)	—	2	999

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(457)	(7,484)	(149)	—	(8,090)

Net current period other comprehensive income (loss), net of tax	6,292	(13,236)	(149)	2	(7,091)

Ending balance, net of tax	$1,961	$(2,508)	$(997)	$1,586	$42

	For the nine months ended September 30, 2024
	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)

Beginning balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

Other comprehensive income (loss) before reclassifications, net of tax	10,896	893	—	(29)	11,760

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(13,718)	(190)	—	(13,908)

Net current period other comprehensive income (loss), net of tax	10,896	(12,825)	(190)	(29)	(2,148)

Ending balance, net of tax	$(43,848)	$1,971	$(571)	$1,649	$(40,799)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended September 30, 2025
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities	$661		Net gain (loss) on sale of securities
	(204)		Provision (benefit) for income taxes
	$457
Cash flow hedges:
Interest rate swaps benefit (expense)	$2,543		Interest expense
Interest rate floor options benefit (expense)	(104)		Interest and fees on loans
	2,439		Total before tax
	(756)		Provision (benefit) for income taxes
	$1,683

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$73	(1)	Other operating expense
	(24)		Provision (benefit) for income taxes
	$49

For the three months ended September 30, 2024
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$6,606		Interest expense
	(2,052)		Provision (benefit) for income taxes
	$4,554

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$92	(1)	Other operating expense
	(28)		Provision (benefit) for income taxes
	$64

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) of the Notes to the Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2025
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities	$661		Net gain (loss) on sale of securities
	(204)		Provision (benefit) for income taxes
$457

Cash flow hedges:
Interest rate swaps benefit (expense)	$9,969		Interest expense
	(219)		Interest and fees on loans
	9,750		Total before tax
	(2,266)		Provision (benefit) for income taxes
$7,484

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$219	(1)	Other operating expenses
	(70)		Provision (benefit) for income taxes
$149

For the nine months ended September 30, 2024
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
	(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$19,900		Interest expense
	(6,182)		Provision (benefit) for income taxes
	$13,718

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$276	(1)	Other operating expenses
	(86)		Provision (benefit) for income taxes
	$190

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) of the Notes to the Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of September 30, 2025, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.02% and 5.11% at September 30, 2025 and December 31, 2024, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	September 30, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$895,465	10.30%	$847,588	9.31%
Requirement to be well-capitalized	434,841	5.00	455,335	5.00
Excess	460,624	5.30	392,253	4.31

Common Equity Tier I risk-based capital:
Capital level	$895,465	13.38%	$847,588	12.51%
Requirement to be well-capitalized	435,047	6.50	440,259	6.50
Excess	460,418	6.88	407,329	6.01

Tier I risk-based capital:
Capital level	$895,465	13.38%	$847,588	12.51%
Requirement to be well-capitalized	535,442	8.00	541,857	8.00
Excess	360,023	5.38	305,731	4.51

Total risk-based capital:
Capital level	$938,033	14.02%	$887,902	13.11%
Requirement to be well-capitalized	669,303	10.00	677,321	10.00
Excess	268,730	4.02	210,581	3.11

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of September 30, 2025, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at September 30, 2025 and December 31, 2024 was 5.23% and 4.82%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	September 30, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$751,258	8.64%	$731,958	8.04%
Requirement to be well-capitalized	434,790	5.00	455,297	5.00
Excess	316,468	3.64	276,661	3.04

Common Equity Tier I risk-based capital:
Capital level	$703,450	10.51%	$685,004	10.13%
Requirement to be well-capitalized	434,982	6.50	439,533	6.50
Excess	268,468	4.01	245,471	3.63

Tier I risk-based capital:
Capital level	$751,258	11.23%	$731,958	10.82%
Requirement to be well-capitalized	535,363	8.00	540,964	8.00
Excess	215,895	3.23	190,994	2.82

Total risk-based capital:
Capital level	$983,826	14.70%	$962,272	14.23%
Requirement to be well-capitalized	669,204	10.00	676,205	10.00
Excess	314,622	4.70	286,067	4.23

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

The Bank’s chief operating decision maker (“CODM”) is the senior executive committee that includes, but is not limited to, the chief executive officer, chief financial officer, and the chief operating officer. The CODM uses net income (loss) as the measure of segment performance to evaluate the income generated from assets (return on assets) and to evaluate how efficiently the Company leverages its shareholders equity (return on equity) in deciding the most appropriate avenue to reinvest profits.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents consolidated net income (loss) and other important metrics the CODM will use to evaluate the operations of the Company:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands, except per share data)
Net income (loss)	$10,447	$8,906	$14,854	$17,912

Diluted earnings (loss) per common share	$0.30	$0.30	$0.43	$0.60

Return on average assets	0.48%	0.39%	0.22%	0.27%
Return on average equity	5.86%	5.30%	2.76%	3.57%
Book value per common share	$21.06	$22.94	$21.06	$22.94

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

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At September 30, 2025, the Bank owns two subsidiaries: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

For the three months ended September 30, 2025, we reported net income of $10.4 million, or $0.30 per diluted common share, an increase of $1.5 million, or 17.3% from net income of $8.9 million, or $0.30 per diluted common share earned in the three months ended September 30, 2024.

During the three months ended September 30, 2025, the net interest margin increased 54 basis points to 2.64% from 2.10% in the three months ended September 30, 2024. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the net interest margin increased 56 basis points to 2.55% for the three months ended September 30, 2025, from 1.99% for the three months ended September 30, 2024.

Approximately 91% of our loan portfolio is collateralized by real estate with an average loan to value of less than 35%, based on appraisal at origination. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At September 30, 2025, our allowance for credit losses (“ACL”) to gross loans stood at 0.63% and our ACL to non-performing loans was 93.3%. Non-performing assets at the end of the quarter were 0.70% of total assets.

The Bank and Company remain well-capitalized under current capital regulations of the FDIC and the Federal Reserve Board, respectively, and are subject to similar regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents operating data highlights for the periods indicated:

	For the three months ended September 30,
	2025	2024

	(In thousands, except per share data)
Operating data:
Interest and dividend income	$116,469	$122,593
Interest expense	62,641	76,990
Net interest income (loss)	53,828	45,603
Provision (benefit) for credit losses	1,531	1,727
Non-interest income (loss)	4,746	6,277
Non-interest expense	43,365	38,696
Income (loss) before income taxes	13,678	11,457
Provision (benefit) for income taxes	3,231	2,551
Net income (loss)	$10,447	$8,906

Basic earnings (loss) per common share	$0.30	$0.30
Diluted earnings (loss) per common share	0.30	0.30
Dividends per common share	$0.22	$0.22

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

General. Net income for the three months ended September 30, 2025 was $10.4 million, an increase of $1.5 million, or 17.30%, from $8.9 million for the three months ended September 30, 2024. Diluted earnings per common share was $0.30 for both the three months ended September 30, 2025, and 2024. Return on average equity was 5.86% for the three months ended September 30, 2025 compared to 5.30% for the three months ended September 30, 2024. Return on average assets was 0.48% for the three months ended September 30, 2025 compared to 0.39% for the three months ended September 30, 2024.

Interest Income. Interest and dividend income decreased $6.1 million, or 5.0%, to $116.5 million for the three months ended September 30, 2025, from $122.6 million for the three months ended September 30, 2024. The decline in interest income was primarily attributable to a decrease of $528.1 million in the average balance of interest-earning assets to $8,181.6 million for the three months ended September 30, 2025, from $8,709.7 million for the comparable prior year period, partially offset by a 7 basis point increase in the yield on interest-earning assets to 5.70% for the three months ended September 30, 2025, compared to 5.63% for the three months ended September 30, 2024. The decline in interest-earning assets was primarily driven by our decision to maintain pricing and credit discipline. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 8 basis points to 5.61% for the three months ended September 30, 2025, from 5.53% for the three months ended September 30, 2024.

Interest Expense. Interest expense decreased $14.3 million, or 18.6%, to $62.6 million for the three months ended September 30, 2025, from $77.0 million for the three months ended September 30, 2024. The decline in interest expense was primarily due to the average cost of interest-bearing liabilities decreasing 48 basis points to 3.62% for the three months ended September 30, 2025, from 4.10% for the three months ended September 30, 2024, coupled with the average balance of interest-bearing liabilities decreasing $580.9 million to $6,923.6 million for the three months ended September 30, 2025, from $7,504.5 million for the comparable prior year period.

Net Interest Income. Net interest income for the three months ended September 30, 2025, was $53.8 million, an increase of $8.2 million, or 18.0%, from $45.6 million for the three months ended September 30, 2024. The increase in net interest

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

income was driven by an increase in the net interest margin of 54 basis points to 2.64% for the three months ended September 30, 2025, from 2.10% for the three months ended September 30, 2024. The net interest margin, excluding the items noted above in Interest Income, was 2.55% for the three months ended September 30, 2025, an increase of 56 basis points from 1.99% for the three months ending September 30, 2024.

Provision for Credit Losses. During the three months ended September 30, 2025, the provision for credit losses was $1.5 million compared to $1.7 million for the three months ended September 30, 2024. The provision recorded during the three months ended September 30, 2025 was primarily driven by net charge offs and an increase in reserves applied to one Business Banking loan. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 61.5% at September 30, 2025. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended September 30, 2025, was $4.7 million, a decrease of $1.5 million, or 24.4% from $6.3 million in the prior year comparable period. The decrease was primarily due to net losses from fair value adjustments recorded during the three months ended September 30, 2025, compared to net gains recorded during the three months ended September 30, 2024. This was partially offset by higher BOLI income and net gains on sale of securities during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The improvement in BOLI income resulted from the exchange of lower yielding policies for higher yielding policies.

Non-Interest Expense. Non-interest expense for the three months ended September 30, 2025, was $43.4 million, an increase of $4.7 million, or 12.1%, from $38.7 million for the three months ended September 30, 2024. The increase was primarily due to higher costs in multiple expense categories.

Income before Income Taxes. Income before income taxes for the three months ended September 30, 2025, was $13.7 million, an increase of $2.2 million, or 19.4%, from $11.5 million for the three months ended September 30, 2024 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $3.2 million for the three months ended September 30, 2025, an increase of $0.7 million, or 26.7%, from $2.6 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 was 23.6% compared to 22.3% for the three months ended September 30, 2024.

The following table presents operating data highlights for the periods indicated:

	For the nine months ended September 30,
	2025	2024

	(In thousands except per share data)
Operating data:
Interest and dividend income	$350,407	$345,322
Interest expense	190,381	214,546
Net interest income (loss)	160,026	130,776
Provision (benefit) for credit losses	10,043	3,128
Non-interest income (loss)	20,097	13,577
Non-interest expense	143,397	117,635
Income (loss) before income taxes	26,683	23,590
Provision (benefit) for income taxes	11,829	5,678
Net income (loss)	$14,854	$17,912

Basic earnings (loss) per common share	$0.43	$0.60
Diluted earnings (loss) per common share	0.43	0.60
Dividends per common share	$0.66	$0.66

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

General. Net income for the nine months ended September 30, 2025 was $14.9 million, a decrease of $3.1 million, or 17.1%, from $17.9 million for the nine months ended September 30, 2024. Diluted earnings per common share were $0.43 for the nine months ended September 30, 2025, a decrease of $0.17, or 28.3%, from $0.60 for the nine months ended September 30, 2024. Return on average equity was 2.76% for the nine months ended September 30, 2025 compared to 3.57% for the nine months ended September 30, 2024. Return on average assets was 0.22% for the nine months ended September 30, 2025 compared to 0.27% for the nine months ended September 30, 2024.

The primary reason for the decrease in net income, diluted earnings per share, return on average assets and return on average equity was due to the Company recording a non-cash, non-tax deductible impairment charge on its entire goodwill balance totaling $17.6 million during the nine months ended September 30, 2025.

Interest Income. Interest and dividend income increased $5.1 million, or 1.5%, to $350.4 million for the nine months ended September 30, 2025 from $345.3 million for the nine months ended September 30, 2024. The increase in interest income was primarily attributable to a 14 basis point increase in the yield on interest-earning assets to 5.60% for the nine months ended September 30, 2025 compared to 5.46% for the nine months ended September 30, 2024, partially offset by the average balance of total interest-earning assets which decreased $84.3 million from the comparable prior year period. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the yield on total interest-earning assets increased 14 basis points to 5.54% for the nine months ended September 30, 2025 from 5.40% for the nine months ended September 30, 2024.

Interest Expense. Interest expense decreased $24.2 million, or 11.3%, to $190.4 million for the nine months ended September 30, 2025 from $214.5 million for the nine months ended September 30, 2024. The decrease in interest expense was primarily due to a decrease of 39 basis points in the average cost of interest-bearing liabilities to 3.57% for the nine months ended September 30, 2025 from 3.96% for the nine months ended September 30, 2024. In addition, there was a decrease of $101.7 million in the average balance of interest-bearing liabilities to $7,119.1 million for the nine months ended September 30, 2025 from $7,220.9 million for the comparable prior year period.

Net Interest Income. Net interest income for the nine months ended September 30, 2025 was $160.0 million, an increase of $29.3 million, or 22.4%, from $130.8 million for the nine months ended September 30, 2024. The increase in net interest income was driven by the net interest margin increasing 49 basis points to 2.56% for the nine months ended September 30, 2025 from 2.07% for the nine months ended September 30, 2024. The net interest margin, excluding the items noted above in Interest Income, was 2.50% for the nine months ended September 30, 2025, an increase of 49 basis points from 2.01% for the nine months ending September 30, 2024.

Provision for Credit Losses. During the nine months ended September 30, 2025, the provision for credit losses was $10.0 million compared to $3.1 million for the nine months ended September 30, 2024. The provision recorded during the nine months ended September 30, 2025, was primarily due to reserves on one commercial real estate loan which lost its primary tenant, increased reserves applied to three Business Banking loans, one Multi-Family loan and one Commercial Real Estate loan, coupled with net charges-offs. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 61.5% at September 30, 2025. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2025 was $20.1 million, an increase of $6.5 million, or 48.0% from $13.6 million in the prior year comparable period. The increase was primarily due to increases in net gain on sale of loans and BOLI income during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in net gain on sale of loans was driven by the reversal of a

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

previously recorded valuation allowance upon the reclassification of loans held for sale to loans held for investment during the nine months ended September 30, 2025, as Management decided not to sell the performing loans. The improvement in BOLI income resulted from the exchange of lower yielding policies for higher yielding policies.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2025 was $143.4 million, an increase of $25.8 million, or 21.9%, from $117.6 million for the nine months ended September 30, 2024. The increase was primarily due to the recording of a non-cash non-tax deductible goodwill impairment charge of all goodwill outstanding totaling $17.6 million during the nine months ended September 30, 2025. The remainder of the growth in non-interest expense was primarily due to higher costs in multiple expense categories.

Income before Income Taxes. Income before income taxes for the nine months ended September 30, 2025 was $26.7 million, an increase of $3.1 million, or 13.1%, from $23.6 million for the nine months ended September 30, 2024 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $11.8 million for the nine months ended September 30, 2025, an increase of $6.2 million, or 108.3%, from $5.7 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was 44.3% compared to 24.1% for the nine months ended September 30, 2024. The higher effective tax rate for the nine months ended September 30, 2025 was primarily related to the non-tax deductible goodwill impairment and the settlement of income tax audits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at September 30, 2025, were $8,872.0 million, a decrease of $167.0 million, or 1.8%, from $9,039.0 million at December 31, 2024. The decrease in total assets was mainly due to total net loans held for investment decreasing $77.2 million, or 1.2%, during the nine months ended September 30, 2025, to $6,628.5 million from $6,705.7 million at December 31, 2024, coupled with a decrease during the same period in loans held for sale totaling $70.1 million. The decrease in loans was primarily due to the Company maintaining pricing and credit discipline. Loan originations and purchases were $586.0 million for the nine months ended September 30, 2025, an increase of $113.0 million, or 23.9%, from $473.0 million for the nine months ended September 30, 2024. The loan pipeline was $345.6 million at September 30, 2025, compared to $198.9 million at December 31, 2024.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Multi-family residential	$17,674	$50,528	$47,403	$90,299
Commercial real estate	40,199	56,713	120,648	87,326
One-to-four family – mixed-use property	3,580	5,709	8,461	10,439
One-to-four family – residential (1)	86,589	1,705	122,206	54,933
Construction	4,839	5,063	10,583	11,552
Small Business Administration	528	5,930	4,235	5,930
Commercial business and other (2)	99,351	91,447	272,476	212,564
Total	$252,760	$217,095	$586,012	$473,043

(1) Includes purchases of $86.4 million for the three months ended September 30, 2025. Includes purchases of $121.5 million and $52.3 million for the nine months ended September 30, 2025 and 2024, respectively.

(2) Includes purchases of $49.8 million and $33.6 million for the three months ended September 30, 2025 and 2024, respectively. Includes purchases of $92.1 million and $78.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended September 30, 2025 had an average loan-to-value ratio of 43.0% and an average debt coverage ratio of 172.0%.

Non-performing assets totaled $62.1 million at September 30, 2025, an increase of $10.8 million, or 21.1% from December 31, 2024. Total non-performing assets as a percentage of total assets were 0.70% at September 30, 2025 compared to 0.57% at December 31, 2024. The ratio of ACL – loans to total non-performing loans was 93.3% at September 30, 2025 compared to 120.5% at December 31, 2024.

During the nine months ended September 30, 2025, mortgage-backed securities decreased $5.4 million, or 0.6%, to $914.1 million from $919.5 million at December 31, 2024. The decrease during the nine months ended September 30, 2025 was primarily due to principal repayments totaling $123.6 million, coupled with sales totaling $80.7 million at an average yield of 5.29%, partially offset by purchases of securities totaling $192.0 million at an average yield of 5.27% and an improvement in the securities fair value totaling $7.0 million.

During the nine months ended September 30, 2025, other securities increased $47.9 million, or 7.6%, to $677.8 million from $629.9 million at December 31, 2024. The increase in other securities during the nine months ended September 30, 2025, was primarily due to purchases totaling $193.4 million, at an average yield of 6.08%, partially offset by calls totaling

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

$132.1 million and principal repayments totaling $16.0 million. At September 30, 2025, other securities primarily consisted of securities issued by mutual or bond funds, government agency securities, municipal bonds, corporate bonds, and CLOs.

Liabilities. Total liabilities were $8,160.8 million at September 30, 2025, a decrease of $153.7 million, or 1.8%, from $8,314.4 million at December 31, 2024. During the nine months ended September 30, 2025, Due to Depositors increased $207.0 million, or 2.9%, to $7,332.8 million primarily due to increases in NOW and money market accounts totaling $317.8 million, or 9.0% and non-interest bearing accounts of $128.2 million, or 15.3%. These increases were partially offset by a decrease in certificates of deposit accounts totaling $231.1 million, or 8.7%. At September 30, 2025, the Company had uninsured deposits totaling $2.6 billion, or 34.6% of deposits of which $1.3 billion was fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.3 billion, or 17.0% of deposits. Uninsured deposits are greatly influenced by our government deposit portfolio. These deposits fluctuate at times that affect both the uninsured deposit levels and other sources of liquidity used. Borrowed funds decreased $423.6 million, or 46.2%, during the nine months ended September 30, 2025, as funds were not needed due to increases in deposits and decreases in loans.

Total deposits at the periods shown and the weighted average rate on deposits at September 30, 2025 and December 31, 2024, are as follows:

			Weighted Average
	September 30,	December 31,	Nominal Rate
	2025	2024	2025 (1)

	(In thousands)
Interest-bearing deposits:
Certificates of deposit accounts	$2,419,039	$2,650,164	4.05%
Savings accounts	91,089	98,964	0.41
Money market accounts	1,714,184	1,686,109	3.57
NOW accounts	2,143,752	1,854,069	3.35
Total interest-bearing deposits	6,368,064	6,289,306
Non-interest bearing demand deposits	964,767	836,545
Total due to depositors	7,332,831	7,125,851
Mortgagors' escrow deposits	82,697	53,082	0.28
Total deposits	$7,415,528	$7,178,933

(1) The weighted average rate does not reflect the effect of interest rate swaps.

Included in deposits were brokered deposits totaling $1,180.4 million, a decrease of $138.6 million, or 10.5% from $1,319.0 million at December 31, 2024. We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the federal funds rates. A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At September 30, 2025 and December 31, 2024, $725.8 million and $875.8 million, respectively, of brokered certificates of deposits were hedged using interest rate swaps. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured. At September 30, 2025, and December 31, 2024, the Bank did not hold any uninsured brokered deposits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows the composition of brokered deposits at the periods indicated:

	September 30,	December 31,
(In thousands)	2025	2024
NOW accounts	$299,937	$151,387
Money market accounts	—	73,622
Certificates of deposit	880,441	1,093,996
Total brokered deposits	$1,180,378	$1,319,005

Interest expense on brokered deposits is summarized as follows for the periods indicated:

	For the three months ended September 30,
(In thousands)	2025	2024
NOW accounts	$2,968	$694
Money market accounts	—	214
Certificates of deposit	7,198	12,027
Total interest expense on brokered deposits	$10,166	$12,935

	For the nine months ended September 30,
(In thousands)	2025	2024
NOW accounts	$7,386	$908
Money market accounts	551	1,099
Certificates of deposit	21,342	22,916
Total brokered deposits	$29,279	$24,923

Equity. Total stockholders’ equity was $711.2 million at September 30, 2025, a decrease of $13.3 million, or 1.8%, from $724.5 million at December 31, 2024. Stockholders’ equity decreased primarily due to the declaration and payment of dividends on the Company’s common stock of $0.66 per common share totaling $22.7 million, and a decrease of $7.1 million in other comprehensive income (loss), partially offset by net income totaling $14.9 million. Book value per common share was $21.06 at September 30, 2025, compared to $21.53 at December 31, 2024.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity are to maintain the ability to originate and purchase loans and securities, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by the level of interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. At September 30, 2025 and December 31, 2024, the Company had $3.9 billion and $3.6 billion, respectively, in combined available liquidity through cash lines with the FHLB-NY, Federal Reserve and other commercial banks, as well as unencumbered securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following tables present the Company’s available liquidity by source at the periods indicated:

	At September 30, 2025
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$914.6	$—	$914.6
Interest Earnings Deposits	65.4	—	65.4
External Sources:
Federal Home Loan Bank	2,633.0	1,704.8	928.2
Federal Reserve Bank	1,496.4	—	1,496.4
Other Banks	527.0	70.0	457.0
Total Liquidity	$5,636.4	$1,774.8	$3,861.6

	At December 31, 2024
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$954.3	$—	$954.3
Interest Earnings Deposits	57.4	—	57.4
External Sources:
Federal Home Loan Bank	2,730.3	2,034.7	695.6
Federal Reserve Bank	1,528.9	—	1,528.9
Other Banks	379.0	50.0	329.0
Total Liquidity	$5,649.9	$2,084.7	$3,565.2

Liquidity management is both a short and long-term function of business management. During 2025, funds were provided by the Company’s operating and investing activities to fund financing activities. The largest uses of funds during the nine months ended September 30, 2025 were the repayment of $425.0 million in short-term borrowed funds, the purchase of $340.3 million of securities available for sale and the purchase of $213.6 million of loans. These uses were primarily funded by sales, calls and repayments of securities totaling $352.5 million, net repayments of loans totaling $291.4 million and an increase in deposits totaling $235.9 million. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $142.9 million, a decrease of $9.6 million, or 6.3% from $152.6 million, at December 31, 2024. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At September 30, 2025, and December 31, 2024, restricted cash totaled $17.3 million and $43.2 million, respectively.

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

There was no material change in the source of the data used in our interest rate risk modeling in the current period. Current economic factors such as interest rate forecasts as changed from period over period may affect the modeling. Key assumptions include deposit betas and loan origination yields. Deposit betas vary by product and direction of interest rates. In an upward shock, weighted average deposit betas (based on period end balances) were 70% at September 30, 2025 and 71% at September 30, 2024. In a downward shock, weighted average deposit betas (based on period end balances) were 61% at September 30, 2025 and 63% at September 30, 2024. Loan origination yields vary by product and the weighted average yield (based on period end loan balances) was 6.54% at September 30, 2025 compared to 7.08% at September 30, 2024.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets less the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2025. Various estimates regarding prepayment assumptions are made at each level of rate shock. At September 30, 2025, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the change in the Company’s net portfolio value and the net portfolio ratio for the following periods:

	Projected Percentage Change In
	Net Portfolio Value (NPV)		Net Portfolio Value Ratio
	September 30,	September 30,	September 30,	September 30,
Change in Interest Rate	2025	2024	2025	2024
-200 Basis points	6.7%	(3.3)%	9.0%	5.4%
-100 Basis points	2.9	(2.6)	8.9	5.5
Base interest rate	-	-	8.8	5.8
+100 Basis points	(5.4)	(4.9)	8.4	5.6
+200 Basis points	(11.9)	(9.0)	8.0	5.4

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income, assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2025 and 2024. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2025, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30:

	Projected Percentage Change in Net Interest Income
Change in Interest Rate	2025	2024
-200 Basis points	1.2%	(1.8)%
-100 Basis points	0.2	(0.4)
Base interest rate	-	-
+100 Basis points	(4.3)	(3.5)
+200 Basis points	(9.5)	(7.7)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 4.6% from a 200 basis point increase in rates over the next twelve months and a 0.4% increase from a 200 basis point decrease in rate over the same period. Actual results could differ significantly from these estimates.

At September 30, 2025, the Company had a derivative portfolio with a notional value totaling $2.8 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees and costs, which are considered adjustments to yields.

	For the three months ended September 30,
	2025				2024
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net	$5,193,430	$74,149	5.71%		$5,337,170	$74,645	5.59%
Other loans, net	1,401,607	20,821	5.94		1,400,091	21,135	6.04
Total loans, net (1) (2)	6,595,037	94,970	5.76		6,737,261	95,780	5.69
Taxable securities:
Mortgage-backed securities	832,514	11,513	5.53		984,383	12,443	5.06
Other securities	536,314	7,939	5.92		714,161	11,431	6.40
Total taxable securities	1,368,828	19,452	5.68		1,698,544	23,874	5.62
Tax-exempt securities: (3)
Other securities	43,168	458	4.24		65,070	474	2.91
Total tax-exempt securities	43,168	458	4.24		65,070	474	2.91
Interest-earning deposits and federal funds sold	174,549	1,685	3.86		208,796	2,565	4.91
Total interest-earning assets	8,181,582	116,565	5.70		8,709,671	122,693	5.63
Other assets	520,645				494,213
Total assets	$8,702,227				$9,203,884

Interest-bearing liabilities:
Deposits:
Savings accounts	$92,068	94	0.41		$102,196	122	0.48
NOW accounts	2,154,978	18,808	3.49		1,886,387	18,795	3.99
Money market accounts	1,677,996	15,390	3.67		1,673,499	17,485	4.18
Certificates of deposit accounts	2,445,173	22,766	3.72		2,884,280	29,676	4.12
Total due to depositors	6,370,215	57,058	3.58		6,546,362	66,078	4.04
Mortgagors' escrow accounts	81,501	79	0.39		71,965	72	0.40
Total interest-bearing deposits	6,451,716	57,137	3.54		6,618,327	66,150	4.00
Borrowings	471,924	5,504	4.67		886,190	10,840	4.89
Total interest-bearing liabilities	6,923,640	62,641	3.62		7,504,517	76,990	4.10
Non interest-bearing demand deposits	893,831				845,456
Other liabilities	172,156				181,149
Total liabilities	7,989,627				8,531,122
Equity	712,600				672,762
Total liabilities and equity	$8,702,227				$9,203,884

Net interest income / net interest rate spread		$53,924	2.08%			$45,703	1.53%

Net interest-earning assets / net interest margin	$1,257,942		2.64%		$1,205,154		2.10%

Ratio of interest-earning assets to interest-bearing liabilities			1.18	X			1.16	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.6 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments on hedges of $0.1 million and $0.4 million for three months ended September 30, 2025 and 2024, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended September 30, 2025 and 2024.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	For the nine months ended September 30,
	2025				2024
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Loans held for sale	$29,363	$911	4.14%		$—	$—	—%

Mortgage loans, net	5,238,185	220,780	5.62		5,343,108	218,185	5.44
Other loans, net	1,410,017	61,316	5.80		1,419,970	63,282	5.94
Total loans, net (1) (2)	6,648,202	282,096	5.66		6,763,078	281,467	5.55
Taxable securities:
Mortgage-backed securities	863,499	35,750	5.52		714,030	23,601	4.41
Other securities	564,908	24,635	5.81		656,325	30,343	6.16
Total taxable securities	1,428,407	60,385	5.64		1,370,355	53,944	5.25
Tax-exempt securities: (3)
Other securities	43,487	1,372	4.21		65,485	1,418	2.89
Total tax-exempt securities	43,487	1,372	4.21		65,485	1,418	2.89
Interest-earning deposits and federal funds sold	200,512	5,931	3.94		235,365	8,791	4.98
Total interest-earning assets (3)	8,349,971	350,695	5.60		8,434,283	345,620	5.46
Other assets	527,607				480,793
Total assets	$8,877,578				$8,915,076
Liabilities and Equity
Interest-bearing liabilities
Deposits:
Savings accounts	$95,036	302	0.42		$103,908	359	0.46
NOW accounts	2,252,851	58,834	3.48		1,946,022	57,293	3.93
Money market accounts	1,686,519	46,085	3.64		1,704,320	52,083	4.07
Certificate of deposit accounts	2,505,979	67,919	3.61		2,578,988	74,977	3.88
Total due to depositors	6,540,385	173,140	3.53		6,333,238	184,712	3.89
Mortgagors' escrow accounts	88,316	208	0.31		80,408	196	0.33
Total deposits	6,628,701	173,348	3.49		6,413,646	184,908	3.84
Borrowed funds	490,442	17,033	4.63		807,230	29,638	4.90
Total interest-bearing liabilities	7,119,143	190,381	3.57		7,220,876	214,546	3.96
Non-interest-bearing deposits	875,037				834,217
Other liabilities	165,457				190,138
Total liabilities	8,159,637				8,245,231
Equity	717,941				669,845
Total liabilities and equity	$8,877,578				$8,915,076
Net interest income / net interest rate spread (tax equivalent) (3)		$160,314	2.03%			$131,074	1.50%
Net interest-earning assets / net interest margin (tax equivalent) (3)	$1,230,828		2.56%		$1,213,407		2.07%
Ratio of interest-earning assets to interest-bearing liabilities			1.17	X			1.17	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.2 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments and termination on hedges of $0.2 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling  $0.3 million each for the nine months ended September 30, 2025 and 2024.

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

	For the nine months ended September 30,
(In thousands)	2025	2024
Mortgage Loans
At beginning of period	$5,316,249	$5,425,586
Mortgage loans originated:
Multi-family residential	47,403	90,299
Commercial real estate	120,648	87,326
One-to-four family mixed-use property	8,461	10,439
One-to-four family residential	701	2,619
Construction	10,583	11,552
Total mortgage loans originated	187,796	202,235

Mortgage loans purchased:
One-to-four family residential	121,505	52,314
Total mortgage loans purchased	121,505	52,314

Less:
Principal reductions	361,104	262,210
Loans transferred to (from) loans held for sale	(34,714)	—
Mortgage loan sales	22,960	18,148
Charge-Offs	3,473	14
Loans transferred to OREO	—	329
At end of period	$5,272,727	$5,399,434

Commercial business loans
At beginning of period	$1,421,527	$1,472,723
Loans originated:
Small Business Administration	4,235	5,930
Commercial business	176,833	130,032
Other	3,590	4,514
Total commercial business and other loans originated	184,658	140,476

Commercial business loans purchased:
Commercial business	92,053	78,018
Total commercial business loans purchased	92,053	78,018

Less:
Small Business Administration sales	7,973	—
Principal reductions	300,350	280,721
Charge-offs	5,878	3,163
At end of period	$1,384,037	$1,407,333

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table shows the principal balance of our non-performing assets at the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2025	2024

Non-accrual mortgage loans:
Multi-family residential	$12,970	$11,031
Commercial real estate	21,786	6,283
One-to-four family mixed-use property	—	116
One-to-four family residential	1,351	1,428
Total	36,107	18,858
Non-accrual commercial business loans:
Small Business Administration	554	2,445
Commercial business and other	8,190	12,015
Total	8,744	14,460
Total non-accrual loans	44,851	33,318

Total non-performing loans	44,851	33,318
Other non-performing assets:
Available for sale securities	17,278	18,000
Total	17,278	18,000

Total non-performing assets	$62,129	$51,318

Non-performing loans to gross loans	0.67%	0.49%
Non-performing assets to total assets	0.70%	0.57%

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolio, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at September 30, 2025. The amortized cost of Criticized and Classified assets was $94.8 million at September 30, 2025, an increase of $0.2 million from $94.6 million at December 31, 2024.

Included within net loans at September 30, 2025 and December 31, 2024, were $1.3 million and $2.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the nine months ended September 30,
(In thousands)	2025	2024
Balance at beginning of period	$40,152	$40,161
Loans- charge-off	(9,352)	(3,179)
Loans- recovery	1,286	231
Loans- provision (benefit)	9,751	3,129
Allowance for credit losses - loans	41,837	40,342

Balance at beginning of period	353	1,087
HTM securities (benefit) provision	(2)	(1)
Allowance for credit losses - HTM securities	351	1,086

Balance at beginning of period	2,627	—
AFS securities (benefit) provision	294	—
Allowance for credit losses - AFS securities	2,921	—

Balance at beginning of period	1,037	1,102
Off-balance sheet- (benefit) provision	—	(44)
Allowance for credit losses - off-balance sheet	1,037	1,058

Allowance for credit losses	$46,146	$42,486

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2025	2024
Balance at beginning of year	$40,152	$40,161
Provision (benefit) for credit losses	9,751	3,129

Loans charged-off:
Multi-family residential	(2,101)	—
Commercial real estate	(1,347)	—
One-to-four family - mixed-use property	(20)	—
One-to-four family - residential	(5)	(14)
Small Business Administration	(279)	(7)
Commercial business and other	(5,600)	(3,158)
Total loans charged-off	(9,352)	(3,179)

Recoveries:
Multi-family residential	—	1
One-to-four family - mixed-use property	—	2
One-to-four family - residential	53	61
Small Business Administration	52	104
Commercial business and other	1,181	63
Total recoveries	1,286	231

Net (charge-offs) recoveries	(8,066)	(2,948)
Balance at end of year	$41,837	$40,342

Ratio of net charge-offs to average loans outstanding during the period	0.16%	0.06%
Ratio of ACL - loans to gross loans at end of period	0.63%	0.59%
Ratio of ACL - loans to non-accrual loans at end of the period	93.28%	117.75%
Ratio of ACL - loans to non-performing loans at end of period	93.28%	117.75%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2025:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2025	—	—	—	807,964
August 1 to August 31, 2025	—	—	—	807,964
September 1 to September 30, 2025	—	—	—	807,964
Total	—	$—	—

During the quarter ended September 30, 2025, the Company did not repurchase any shares of the Company’s common stock. On September 30, 2025, 807,964 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	November 5, 2025	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	November 5, 2025	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer